Form 10-Q
period 1996-03-31
ADT LIMITED
filed 1996-05-10
CIK 833444

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                           -----------------------
                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                For the quarterly period ended March 31, 1996

                        Commission file number 0-16979
- - -------------------------------------------------------------------------------


                                 ADT LIMITED
             (Exact Name of Registrant as Specified in its Charter)


            BERMUDA                         Cedar House                         Not Applicable
(Jurisdiction of Incorporation or         41 Cedar Avenue                (I.R.S. Employer Identification
        Organization)                  Hamilton HM12, Bermuda                         No.)
                                   (Address of Principal Executive
                                              Offices)(*)                          Not Applicable
                                                                                   (Zip Code)

Registrant's telephone number, including area code 809-295-2244(*)                                (*)See page i

- - -----------------------------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At May 6, 1996, the number of shares outstanding of the registrant's common shares par value $0.10 per share was 133,256,649 shares. A subsidiary of ADT Limited owns 3,182,787 common shares which are included in the number outstanding.

                                  ADT LIMITED

                               INDEX TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                                                                                     PAGE
PART I      FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995  . . . . . . . . . .   1
            CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996 AND
            DECEMBER 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
            ENDED MARCH 31, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .  14

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19



The consolidated financial statements were approved by the Board of Directors on May 6, 1996.


REGISTERED AND PRINCIPAL EXECUTIVE OFFICES

The registered and principal executive offices of ADT Limited are located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. The executive offices of the subsidiary which supervises the Company's North American activities are located in the United States at One Boca Place, 2255 Glades Road, Suite 421A, Boca Raton, Florida 33431. The telephone number there is 407-997-8406.

                                  ADT LIMITED




PART I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m

NET SALES                                                                              354.3            373.3
Cost of sales                                                                         (184.4)          (200.3)
Selling, general and administrative expenses                                          (112.6)          (111.9)
Charge for the impairment of long-lived assets                                        (410.1)               -
Goodwill amortization                                                                   (4.2)            (6.6)
                                                                                 -----------       ----------
OPERATING (LOSS) INCOME                                                               (357.0)            54.5
Interest income                                                                          6.4              3.7
Interest expense                                                                       (19.7)           (22.9)
Other expenses less income                                                              (0.5)             1.1
                                                                                 -----------       ----------
(LOSS) INCOME BEFORE INCOME TAXES                                                     (370.8)            36.4
Income taxes                                                                            (8.3)            (9.3)
                                                                                 -----------       ----------
NET (LOSS) INCOME                                                                     (379.1)            27.1
                                                                                 ===========       ==========

PRIMARY (LOSS) EARNINGS PER COMMON SHARE                                         $     (2.94)      $     0.21
                                                                                 ===========       ==========






See notes to consolidated financial statements

                                  ADT LIMITED

CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited          Audited
                                                                                    March 31      December 31
                                                                                        1996             1995
                                                                                          $m               $m
ASSETS
Current assets:
Cash and cash equivalents                                                              322.1            341.8
Accounts receivable - net                                                              219.5            169.9
Inventories                                                                             29.3             31.0
Prepaid expenses and other current assets                                               27.5             22.7
                                                                                 -----------      -----------
Total current assets                                                                   598.4            565.4

Property, plant and equipment - net                                                  1,247.6          1,223.5
Goodwill - net                                                                         424.1            823.0
Long-term investment                                                                    75.5                -
Investment in and loans to associate                                                       -             88.8
Other long-term assets                                                                  68.1             74.3
                                                                                 -----------      -----------
TOTAL ASSETS                                                                         2,413.7          2,775.0
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt                                                                         47.0             38.8
Accounts payable                                                                       134.0             92.0
Other current liabilities                                                              167.9            189.1
                                                                                 -----------      -----------
Total current liabilities                                                              348.9            319.9

Long-term debt                                                                         919.6            927.8
Deferred revenue                                                                       110.4             94.9
Deferred income taxes                                                                  121.2            116.7
Other long-term liabilities                                                            116.4            126.3
Minority interests                                                                         -             15.6
                                                                                 -----------      -----------
Total liabilities                                                                    1,616.5          1,601.2
                                                                                 -----------      -----------
Convertible redeemable preference shares                                                 4.9              4.9

Shareholders' equity:
Common shares                                                                           13.2             13.2
Additional paid-in capital
   Share premium                                                                       729.5            724.9
   Contributed surplus                                                               1,436.6          1,436.6
Treasury shares                                                                        (79.7)           (79.7)
Accumulated deficit                                                                 (1,301.2)          (922.0)
Cumulative currency translation adjustments                                             (6.1)            (4.1)
                                                                                 -----------      -----------
Total shareholders' equity                                                             792.3          1,168.9
                                                                                 -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           2,413.7          2,775.0
                                                                                 ===========      ===========



See notes to consolidated financial statements

                                 ADT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                     (379.1)            27.1
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                                         410.1                -
Depreciation                                                                            40.0             36.8
Goodwill amortization                                                                    4.2              6.6
Interest on ITS Vendor Note                                                             (2.1)               -
Liquid Yield Option Notes discount amortization                                          5.0                -
Refinancing costs amortization                                                           0.8              1.4
Deferred income taxes                                                                    5.8              6.7
Gain arising from the ownership of investments                                          (1.2)               -
Loss (gain) on currency transactions                                                     1.7             (0.7)
Other                                                                                   (0.4)            (0.8)

Changes in assets and liabilities                                                      (29.8)            (3.0)
                                                                                 -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               55.0             74.1
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net                                        (66.7)           (56.7)
Acquisition of businesses                                                              (20.6)            (5.3)
Disposal of investment in and loans to associate                                        15.4                -
Other                                                                                   (2.4)             8.1
                                                                                 -----------      -----------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                              (74.3)           (53.9)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net receipts (repayments) of short-term debt                                             8.9             (1.2)
Repayments of long-term debt                                                           (15.0)               -
Purchase of senior subordinated notes                                                      -             (7.5)
Proceeds from issue of common shares                                                     4.6              1.9
Other                                                                                    1.7              1.4
                                                                                 -----------      -----------
NET CASH PROVIDED (UTILIZED) BY FINANCING ACTIVITIES                                     0.2             (5.4)
                                                                                 -----------      -----------
EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS                             (0.6)             0.7
                                                                                 -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (19.7)            15.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       341.8            215.7
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             322.1            231.2
                                                                                 ===========      ===========



See notes to consolidated financial statements

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(i)         BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements incorporate the financial statements of ADT Limited, a company incorporated in Bermuda, and its subsidiaries (the "Company") and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with generally accepted accounting principles in the United States. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature, except as discussed in note (iii) where, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, and except for the acquisition of Alert Centre, Inc. ("Alert") as discussed in note (ix). The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain figures at December 31, 1995 and for the three months ended March 31, 1995 have been reclassified to conform to the 1996 presentation. In particular, corporate expenses have been reclassified from other expenses less income to a separate component of operating income. This reclassification has had no net effect on the reported earnings for income before income taxes and net income. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1995. ADT Limited is a holding company with no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. ADT Limited's businesses are conducted through its subsidiaries.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(ii)        BUSINESS SEGMENTS

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m
NET SALES
Electronic security services                                                           279.7            261.0
Vehicle auction services                                                                74.6            112.3
                                                                                 -----------      -----------
                                                                                       354.3            373.3
                                                                                 ===========      ===========

OPERATING (LOSS) INCOME
Electronic security services                                                          (351.1)            37.7
Vehicle auction services                                                                (2.2)            22.7
Corporate                                                                               (3.7)            (5.9)
                                                                                 -----------      -----------
                                                                                      (357.0)            54.5
                                                                                 ===========      ===========

Net sales and operating (loss) income of the electronic security services and vehicle auction services divisions are discussed in Item 2.

(iii)       CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 prescribes a methodology for assessing and measuring an impairment loss that is significantly different from previous guidelines and procedures.

SFAS 121 requires the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, and related goodwill, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS 121 it is necessary to evaluate for and calculate an impairment loss at the lowest level of asset grouping for which there are identifiable cash flows. Under SFAS 121, if an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in the transaction is included in the impairment evaluation of that asset.

SFAS 121 requires that an impairment loss is recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. Under SFAS 121 an impairment loss is calculated as the difference between the carrying amount of the asset, including the related goodwill, and its fair value. The carrying amount of the related goodwill is eliminated before making any reduction in the carrying amount of any other impaired long-lived asset.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(iii)        CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (continued)

Prior to the adoption of SFAS 121, the Company's policy was to evaluate for impairment of long-lived assets, including goodwill, on a global basis for each business segment. Management has determined that within the electronic security services division the lowest level of asset grouping referred to above can be determined on a country by country basis and further split principally in terms of commercial and residential sectors. The assets principally comprise subscriber systems installed at customers' premises, which are included in property plant and equipment, and the related goodwill. Within the vehicle auction services division the lowest level of asset grouping can be determined principally on an individual auction center basis, and the assets principally comprise land and real estate, which are included in property plant and equipment, and the related goodwill. In adopting SFAS 121 management has estimated the fair values referred to above by using an analysis of estimated discounted future cash flows as the best available estimate of fair value. The basis of the calculation was the Company's business strategy, plans and financial projections, and an appropriate discount factor based on the Company's estimated cost of capital.

As a result of the adoption of SFAS 121, in particular the change in methodology requiring the Company to evaluate assets at the lowest level of asset grouping, rather than on a global basis, in the first quarter of 1996 the Company recorded a non-cash charge for the impairment of long-lived assets of $410.1 million, as a separate line item in the consolidated statement of income, with no consequential tax effect.

The $410.1 million impairment charge comprised $395.4 million relating to goodwill in the electronic security services division, $13.0 million relating to goodwill in the vehicle auction services division, and $1.7 million relating to other long-lived assets in the electronic security services division, which facilitated the write-down of the long-lived assets to their estimated fair values.

The $395.4 million impairment charge in the electronic security services division related to an impairment in the carrying value of subscriber systems principally in the commercial sector, including related goodwill which principally arose on the acquisition of ADT Security Systems in 1987. In the United States, where the adoption of SFAS 121 coincided with a reorganization of the business, the impairment charge amounted to $302.4 million. The Re-Engineering Project, which was commenced in 1995, is continuing in the United States. In the context of the Re-Engineering Project and changes in the electronic security services business environment, the electronic security services operations have been reorganized along separate commercial and residential business lines, rather than on a geographic basis, with effect from the second quarter of 1996. In Canada, where the business performance has continued to be disappointing, the impairment charge amounted to $56.0 million. In Europe, the impairment charge amounted to $37.0 million, principally due to the business performance of certain countries not meeting previous expectations.

The $13.0 million impairment charge in the vehicle auction services division related to an impairment in the carrying value of property and related improvements, including related goodwill which principally arose on the acquisition of ADT Automotive in 1987.

(iv)        INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense are discussed in Item 2.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


(v)         OTHER EXPENSES LESS INCOME

Other expenses less income for the three months ended March 31, 1996 comprised non-recurring net gains arising from the ownership of investments of $1.2 million (note (viii)), losses on currency transactions of $1.7 million (1995 - $0.7 million gain), and in respect of 1995 other net gains of $0.4 million.

(vi)        PRIMARY (LOSS) EARNINGS PER COMMON SHARE

The calculation of primary (loss) earnings per common share was based on the weighted average of 128,805,641 (1995 - 129,756,727) common shares in issue during the period, which in 1996 did not allow for full conversion rights attaching to the allotment of common shares under executive share option schemes, which are considered common stock equivalents, because their effect was anti-dilutive as a consequence of the net loss for the period. Common stock equivalents included in the weighted average number of common shares in issue during the three months ended March 31, 1995 was 1,870,531. Primary
(loss) earnings per common share was based on adjusted net loss of $379.2 million (1995 - $27.0 million income).

(vii)       INVENTORIES

                                                                                    March 31      December 31
                                                                                        1996             1995
                                                                                          $m               $m
Raw materials and consumables                                                            9.1              8.8
Work in process                                                                         10.9             12.5
Finished goods                                                                           9.3              9.7
                                                                                 -----------      -----------
                                                                                        29.3             31.0
                                                                                 ===========      ===========

(viii)      INVESTMENT IN AND LOANS TO ASSOCIATE

In February 1996, the Company disposed of its entire interest in Shareholder Loan Notes with an issue price of $13.9 million and valued by the Company at $13.3 million and 33.1 per cent of the ordinary share capital of ITS valued by the Company at $0.9 million, for an aggregate cash consideration of $15.4 million. The net gain arising on the transaction amounted to $1.2 million which was included in other expenses less income (note (v)).

As a result of the above transaction, the Company now holds a 10.0 per cent interest in the ordinary share capital of ITS, valued by the Company at a nominal amount, together with the Vendor Note, which at March 31, 1996 is disclosed as a long-term investment amounting to $75.5 million.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(ix)        MINORITY INTERESTS

In February 1996, following approval by Alert's shareholders, Alert was merged into the Company and, as a result, those shares then held by the minority shareholders and not owned by the Company were converted into the right to receive in cash the price paid per share by the Company in the initial tender offer. Accordingly, the minority interest outstanding at December 31, 1995 has been eliminated.

(x)         COMMON SHARES

                                                                                    March 31      December 31
                                                                                        1996             1995
Number of common shares of $0.10 each:
Authorized                                                                       220,000,000      220,000,000
Issued and outstanding                                                           132,303,404      131,850,465

                                 ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xi)        ADT OPERATIONS, INC.

ADT Operations, Inc., a company incorporated in the State of Delaware, United States, is an indirect wholly owned subsidiary of ADT Limited. ADT Operations, Inc. is a holding company that, through its subsidiaries, conducts the Company's electronic security services and vehicle auction services businesses in the United States. ADT Operations, Inc. has no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents.

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m
NET SALES                                                                              295.4            266.3
Cost of sales                                                                         (146.2)          (132.3)
Selling, general and administrative expenses                                           (96.3)           (84.6)
Charge for the impairment of long-lived assets                                        (316.4)               -
Goodwill amortization                                                                   (2.8)            (4.5)
                                                                                 -----------      -----------
OPERATING (LOSS) INCOME                                                               (266.3)            44.9
Interest income - non-affiliates                                                         0.6              0.5
Interest expense - affiliates                                                           (7.5)            (5.3)
Interest expense - non-affiliates                                                      (18.9)           (20.0)
Gain on disposal of assets to affiliates                                                26.8                -
Other expenses less income                                                              (1.1)            (1.0)
                                                                                 -----------      -----------
(LOSS) INCOME BEFORE INCOME TAXES                                                     (266.4)            19.1
Income taxes                                                                            (6.6)            (7.2)
                                                                                 -----------      -----------
NET (LOSS) INCOME                                                                     (273.0)            11.9
                                                                                 ===========      ===========

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xi)     ADT OPERATIONS, INC. (continued)

CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited          Audited
                                                                                    March 31      December 31
                                                                                        1996             1995
                                                                                          $m               $m
ASSETS
Current assets:
Cash and cash equivalents                                                              115.4             54.0
Accounts receivable - net - affiliates                                                  28.6             28.9
Accounts receivable - net - non-affiliates                                             176.3            132.8
Inventories                                                                             18.1             17.2
Prepaid expenses and other current assets                                                8.5              6.9
                                                                                 -----------      -----------
Total current assets                                                                   346.9            239.8

Property, plant and equipment - net                                                  1,074.3          1,049.1
Goodwill - net                                                                         345.3            698.4
Other long-term assets                                                                  28.6             28.9
                                                                                 -----------      -----------
TOTAL ASSETS                                                                         1,795.1          2,016.2
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt - non-affiliates                                                        44.8             36.3
Accounts payable - affiliates                                                           15.5              9.6
Accounts payable - non-affiliates                                                      119.4             75.2
Other current liabilities - non-affiliates                                             115.6            127.5
                                                                                 -----------      -----------
Total current liabilities                                                              295.3            248.6

Long-term debt - affiliates                                                            156.2            130.2
Long-term debt - non-affiliates                                                        885.4            895.4
Deferred revenue                                                                        71.8             67.3
Deferred income taxes                                                                   98.6             92.9
Other long-term liabilities - affiliates                                               126.7            129.8
Other long-term liabilities - non-affiliates                                            94.0             96.3
Minority interests                                                                         -             15.6
                                                                                 -----------      -----------
Total liabilities                                                                    1,728.0          1,676.1
                                                                                 -----------      -----------

Shareholders' equity:
Common shares                                                                              -                -
Contributed surplus                                                                    858.5            858.5
Accumulated deficit                                                                   (791.4)          (518.4)
                                                                                 -----------      -----------
Total shareholders' equity                                                              67.1            340.1
                                                                                 -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           1,795.1          2,016.2
                                                                                 ===========      ===========

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xi)     ADT OPERATIONS, INC. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                     (273.0)            11.9
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                                         316.4                -
Depreciation                                                                            33.4             28.5
Goodwill amortization                                                                    2.8              4.5
Liquid Yield Option Notes discount amortization                                          5.0                -
Refinancing costs amortization                                                           0.8              1.4
Deferred income taxes                                                                    5.7              6.4
Gain on disposal of assets to affiliates                                               (26.8)               -
Other                                                                                   (0.3)            (0.1)

Changes in assets and liabilities                                                      (12.4)            (6.9)
                                                                                 -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               51.6             45.7
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net                                        (59.4)           (48.9)
Acquisition of businesses from non-affiliates                                          (20.6)            (0.8)
Disposal of assets to affiliates                                                        73.5                -
Other                                                                                   (3.6)            (0.1)
                                                                                 -----------      -----------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                              (10.1)           (49.8)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net receipts of short-term debt - non-affiliates                                         8.9                -
Proceeds from long-term debt - affiliates                                               26.0                -
Repayments of long-term debt - non-affiliates                                          (15.0)               -
Other                                                                                      -             (2.2)
                                                                                 -----------      -----------
NET CASH PROVIDED (UTILIZED) BY FINANCING ACTIVITIES                                    19.9             (2.2)
                                                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    61.4             (6.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        54.0             78.3
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             115.4             72.0
                                                                                 ===========      ===========

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xi)     ADT OPERATIONS, INC. (continued)

BUSINESS SEGMENTS
Three months ended March 31                                                             1996             1995
                                                                                          $m               $m
NET SALES
Electronic security services                                                           220.8            196.7
Vehicle auction services                                                                74.6             69.6
                                                                                 -----------      -----------
                                                                                       295.4            266.3
                                                                                 ===========      ===========

OPERATING (LOSS) INCOME
Electronic security services                                                          (264.0)            34.4
Vehicle auction services                                                                (2.2)            10.9
Corporate                                                                               (0.1)            (0.4)
                                                                                 -----------      -----------
                                                                                      (266.3)            44.9
                                                                                 ===========      ===========

                                                                                    March 31      December 31
                                                                                        1996             1995
                                                                                          $m               $m

INVENTORIES
Raw materials and consumables                                                            6.7              6.5
Work in process                                                                          7.5              7.4
Finished goods                                                                           3.9              3.3
                                                                                 -----------      -----------
                                                                                        18.1             17.2
                                                                                 ===========      ===========

LONG-TERM DEBT - NON-AFFILIATES
Under the terms of the indenture governing ADT Operations, Inc. senior subordinated notes a payment blockage prevents ADT Operations, Inc. and its guarantor subsidiaries and ADT Limited from making any payment of principal, interest or premium on the senior subordinated notes and from purchasing, redeeming or otherwise acquiring any senior subordinated notes during the continuance of any payment blockage period. No payment blockage is currently in effect.

At March 31, 1996, ADT Operations, Inc. had $330.9 million of Senior Indebtedness comprised of $80.9 million of Senior Indebtedness related to letters of credit issued under the terms of the revolving bank credit agreement and $250.0 million of Senior Indebtedness related to the Senior Notes, (in each case as defined in the Senior Subordinated Note Indenture).

At March 31, 1996, ADT Limited had no Guarantor Senior Indebtedness (as defined in the Senior Note Indenture, but excluding Indebtedness in respect of guarantees issued by ADT Limited of debt of ADT

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xi)     ADT OPERATIONS, INC. (continued)

Operations, Inc. or its subsidiaries). At March 31, 1996, the subsidiary guarantors had $51.2 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture), in each case ranking pari passu in right of payment with the Senior Note Guarantees.

All of the subsidiary guarantors under the senior notes and the revolving bank credit agreement are direct or indirect, wholly owned subsidiaries of ADT Operations, Inc. Separate financial statements and other disclosures for the subsidiary guarantors are not included herein because the subsidiary guarantors have guaranteed the senior notes on a joint and several basis, the aggregate assets, liabilities, earnings and equity of the subsidiary guarantors are substantially equivalent to the assets, liabilities, earnings and equity of ADT Operations, Inc. on a consolidated basis and such separate financial statements and other disclosures are not considered material to investors.

                                                                                    March 31      December 31
                                                                                        1996             1995
COMMON SHARES
Number of common shares of $0.10 each:
Authorized                                                                            10,000           10,000
Issued and outstanding                                                                 1,820            1,820

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of results of operations addresses net sales, operating income and certain other line items in the consolidated financial statements. The discussion is based on the segmental information set out below.

NET SALES

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m
Electronic security services                                                           279.7            261.0
Vehicle auction services                                                                74.6            112.3
                                                                                 -----------      -----------
Net sales                                                                              354.3            373.3
                                                                                 ===========      ===========

OPERATING (LOSS) INCOME AND (LOSS) INCOME BEFORE INCOME TAXES

Three months ended March 31                                                             1996             1995
                                                                                          $m               $m


Electronic security services                                                          (351.1)            37.7
Vehicle auction services                                                                (2.2)            22.7
Corporate expenses                                                                      (3.7)            (5.9)
                                                                                 -----------      -----------
Operating (loss) income                                                               (357.0)            54.5
                                                                                 -----------      -----------

Interest income                                                                          6.4              3.7
Interest expense                                                                       (19.7)           (22.9)
Other expenses less income                                                              (0.5)             1.1
                                                                                 -----------      -----------
(Loss) income before income taxes                                                     (370.8)            36.4
                                                                                 ===========      ===========


Charge for the impairment of long-lived assets                                         410.1                -
Depreciation                                                                            40.0             36.8
Goodwill amortization                                                                    4.2              6.6
Capital expenditures                                                                    67.8             59.1

The charge for the impairment of long-lived assets and other expenses less income are discussed in Item 1.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ELECTRONIC SECURITY SERVICES - RESULTS OF OPERATIONS

Three months ended March 31                           1996             1996             1995             1995
                                                        $m                %               $m                %
Net sales
North America                                        241.6               86            211.6               81
Europe(*)                                             38.1               14             49.4               19
                                                 ---------        ---------        ---------        ---------
                                                     279.7              100            261.0              100
                                                 =========        =========        =========        =========
Operating income
North America                                         45.1               91             39.3               93
Europe(*)                                              4.3                9              3.1                7
                                                 ---------        ---------        ---------        ---------
Operating income before the charge
   for the impairment of long-lived
   assets and goodwill amortization                   49.4              100             42.4              100
                                                                  =========                         =========
Charge for the impairment of long-lived assets      (397.1)                                -
Goodwill amortization                                 (3.4)                             (4.7)
                                                 ---------                         ---------
Operating (loss) income                             (351.1)                             37.7
                                                 =========                         =========

Depreciation                                          37.0                              32.2
Capital expenditures                                  63.9                              55.3

(*) The Company's European electronic article surveillance operation was disposed of in November 1995.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

Net sales of the division, which represented approximately 79 per cent of the Company's consolidated net sales for the quarter, increased 7.2 per cent in 1996 to $279.7 million from $261.0 million in the first quarter of 1995. This sales increase was attributable to an increase of $30.0 million in the sales of the North American operations offset by a $11.3 million decline in the sales of the European operations, which was principally due to the exclusion of sales of the European electronic article surveillance operation which was sold in November 1995. In North America the increase in sales was due to the first time inclusion of the sales of Alert which was acquired in December 1995, as well as increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. Approximately 60,000 new residential security systems were installed in the first quarter of 1996 compared with approximately 56,000 systems in the first quarter of 1995. However, due to price competition in the market place, installation revenues showed a modest decline in the first quarter of 1996 compared with 1995. The commercial business in the United States experienced modest growth in new system sales and installation revenues, and growth in recurring revenues continues to be affected by these market conditions.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results of the division declined from $37.7 million income in the first quarter of 1995 to $351.1 million loss in 1996, due to a charge for the impairment of long-lived assets of $397.1 million.

Operating income of the division before the charge for the impairment of long-lived assets and goodwill amortization increased 16.5 per cent in 1996 to $49.4 million from $42.4 million in the first quarter of 1995. Operating income before the charge for the impairment of long-lived assets and goodwill amortization as a percentage of net sales ("Operating margin") increased to
17.7 per cent in 1996 from 16.2 per cent in the first quarter of 1995. The increase in operating income before the charge for the impairment of long-lived assets and amortization and the increase in Operating margin reflected the first time inclusion of Alert, the exclusion of the European electronic article surveillance operation and the continuing success of the residential security system sales program, which has achieved further advances in recurring revenues in the first quarter of 1996. However this improvement has been offset by continued price competition which has caused the contribution from installation revenue and outright sales to remain flat.

VEHICLE AUCTION SERVICES - RESULTS OF OPERATIONS

Three months ended March 31                           1996             1996             1995             1995
                                                        $m                %               $m                %
Net sales
United States                                         74.6              100             69.6               62
Europe(*)                                                -                -             42.7               38
                                                 ---------        ---------        ---------        ---------
                                                      74.6              100            112.3              100
                                                 =========        =========        =========        =========
Operating income
United States                                         11.6              100             11.7               48
Europe(*)                                                -                -             12.9               52
                                                 ---------        ---------        ---------        ---------
Operating income before the charge
   for the impairment of long-lived
   assets and goodwill amortization                   11.6              100             24.6              100
                                                                  =========                         =========

Charge for the impairment of long-lived assets       (13.0)                                -
Goodwill amortization                                 (0.8)                             (1.9)
                                                 ---------                         ---------
Operating (loss) income                               (2.2)                             22.7
                                                 =========                         =========

Depreciation                                           2.9                               4.4
Capital expenditures                                   3.5                               3.7

(*)In December 1995 the Company disposed of an interest in its United Kingdom and Continental European vehicle auction services businesses ("European Auctions").

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

Net sales of the United States vehicle auction services business, which represented approximately 21 per cent of the Company's consolidated net sales for the quarter, increased 7.2 per cent in 1996 to $74.6 million from $69.6 million in the first quarter of 1995. The volume of vehicles sold increased by approximately 5 per cent which was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 39 per cent, while the volume of vehicles sold for vehicle manufacturers and new and used vehicle dealers declined by approximately 9 per cent and approximately 1 per cent, respectively.

Operating results of the division declined from $22.7 million income in the first quarter of 1995 to $2.2 million loss in 1996 due to a charge for the impairment of long-lived assets of $13.0 million and the exclusion of the operating income of European Auctions.

Operating income before the charge for the impairment of long-lived assets and goodwill amortization of the United States vehicle auction services business declined from $11.7 million in the first quarter of 1995 to $11.6 million in 1996. Operating margin declined from 16.8 per cent in 1995 to 15.5 per cent in 1996. The declines in operating income and Operating margin were due principally to severe weather conditions prevailing in the first quarter, particularly on the East coast. Snow removal costs and cancelled auctions caused adverse operating income movements in excess of $1.0 million. This adverse movement was offset by an increase in the ratio of vehicles sold to vehicles entered for sale to 60.1 per cent in 1996 from 57.4 per cent in 1995 which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

INTEREST INCOME AND INTEREST EXPENSE

Interest income increased by $2.7 million in the first quarter of 1996 to $6.4 million from $3.7 million in the first quarter of 1995, partly due to the increase in the level of cash deposits held by the Company in 1996, following the disposal of European Auctions and the European electronic article surveillance business in the fourth quarter of 1995. During the first quarter of 1996 interest income included $2.1 million relating to the ITS Vendor Note.

Interest expense declined by $3.2 million from $22.9 million in the first quarter of 1995 to $19.7 million in the first quarter of 1996, principally due to the effects of the refinancing which took place in the third quarter of 1995. During the first quarter of 1996 interest expense included $5.0 million relating to Liquid Yield Option Notes discount amortization and $0.8 million (1995 - $1.4 million) relating to refinancing costs amortization.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents amounted to $19.7 million, after the negative effect of currency translation on cash and cash equivalents of $0.6 million. Net cash of $55.0 million provided by operating activities and $0.2 million provided by financing activities was offset by net cash utilized by investing activities of $74.3 million.

Net cash provided by operating activities of $55.0 million principally included cash provided by the Company's electronic security services and vehicle auction services divisions less other expenses and

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

adjusted for the net increase in working capital. Within the net increase of $29.8 million in working capital, increases in accounts receivable of $49.6 million and other assets of $1.4 million were offset by a net increase in liabilities of $21.2 million, principally relating to increases in accounts payable and deferred revenue and a decrease in other liabilities. The movements in accounts receivable and accounts payable were principally due to the timing of cash receipts and payments in the vehicle auction business in respect of vehicle sales which took place in the latter part of March 1996, together with an increase in accounts receivable in the electronic security services division. The movement in deferred revenue was principally due to the timing of billings within the electronic security services division.

Net cash utilized by investing activities of $74.3 million was principally due to capital expenditures of $63.9 million and $3.5 million in the electronic security services and vehicle auction services divisions, respectively, and $20.6 million relating to the acquisition of the minority interest in Alert, which was offset by $15.4 million received on the disposal of certain investments in and loans to associate.

Net cash provided by financing activities of $0.2 million was principally due to net receipts of $8.9 million from short-term debt and $4.6 million of proceeds from the issue of common shares, which was offset by repayments of $15.0 million of long-term debt.

A market purchase program in respect of up to 5 million common shares was approved by the board of directors on May 6, 1996, to be carried out at prevailing market prices from time to time, depending on market conditions and other considerations.

The Company believes that the working capital at March 31, 1996, its available credit facilities and the current cash flows from operations are adequate for the Company's normal growth and operating needs, the funding of its capital expenditures budget, the funding of the purchase program referred to above, and the current servicing of its debt requirements.

                                 ADT LIMITED

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

10.1 Waiver and Consent No. 1 dated February 16, 1996 to the Credit Agreement dated as of August 23, 1995.

11.1        Statement regarding the computation of earnings per common share.

27          Financial Data Schedule (for SEC use only).


(b) Current Reports on Form 8-K and Form 8-K/A were filed by ADT Limited on January 16, 1996 and March 12, 1996, respectively, comprising certain details of the disposal by the Company on December 29, 1995 of an interest in its United Kingdom and Continental European vehicle auction services businesses.





SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          ADT LIMITED


                                          /s/ Stephen J. Ruzika
May 7, 1996                               ---------------------------------------------------------------
                                          Stephen J. Ruzika

                                          Chief Financial Officer, Executive Vice President and Director
                                          (Principal Financial Officer and Principal Accounting Officer)

                    INDEX TO EXHIBITS TO QUARTERLY REPORT
                                 ON FORM 10-Q
                           FOR THE QUARTERLY PERIOD
                             ENDED MARCH 31, 1996

EXHIBIT
10.1                      Waiver and Consent No. 1 dated February 16, 1996 to the
                          Credit Agreement dated as of August 23, 1995.

11.1                      Statement regarding the computation of earnings per common share.

27                        Financial Data Schedule (for SEC use only).
