Form 10-Q
period 1996-06-30
ADT LIMITED
filed 1996-08-07
CIK 833444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                        Commission file number 0-16979
- -------------------------------------------------------------------------------

                                  ADT LIMITED
             (Exact Name of Registrant as Specified in its Charter)


    BERMUDA                    Cedar House               Not Applicable
(Jurisdiction of             41 Cedar Avenue            (I.R.S. Employer
Incorporation or         Hamilton HM12, Bermuda        Identification No.)
 Organization)           (Address of Principal
                           Executive Offices)*           Not Applicable
                                                           (Zip Code)

Registrant's telephone number, including area code 441-295-2244*    *See page i
- -------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         YES [X] NO [ ]

At August 5, 1996, the number of shares outstanding of the registrant's common shares par value $0.10 per share was 133,736,123 shares. A subsidiary of ADT Limited owns 3,182,787 common shares which are included in the number outstanding.

                                  ADT LIMITED

                               INDEX TO FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                                                                                     PAGE

PART I      FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995   . . . . . . . . . . .   1
            CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 . . . . . . . . . . .   2
            CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1996 AND DECEMBER 31, 1995 . . .. . . . . . . . . . . . . . . . .   3
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 . . . . . . . . . .   4
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART II     OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27


The consolidated financial statements were approved by the Board of Directors on August 5, 1996.


REGISTERED AND PRINCIPAL EXECUTIVE OFFICES

The registered and principal executive offices of ADT Limited are located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. The executive offices of the subsidiary which supervises the Company's North American activities are located in the United States at One Boca Place, 2255 Glades Road, Suite 421A, Boca Raton, Florida 33431. The telephone number there is 561-997-8406.

                                  ADT LIMITED

PART I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m

NET SALES                                                                              715.6            754.6
Cost of sales                                                                         (368.3)          (405.6)
Selling, general and administrative expenses                                          (231.8)          (223.3)
Charge for the impairment of long-lived assets                                        (410.1)               -
Goodwill amortization                                                                   (8.6)           (13.1)
                                                                                 -----------      -----------
OPERATING (LOSS) INCOME                                                               (303.2)           112.6
Interest income                                                                         12.7              7.5
Interest expense                                                                       (38.8)           (45.8)
Other income less expenses                                                               0.7              1.1
                                                                                 -----------      -----------
(LOSS) INCOME BEFORE INCOME TAXES                                                     (328.6)            75.4
Income taxes                                                                           (17.9)           (19.5)
                                                                                 -----------      -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                                              (346.5)            55.9
Extraordinary items                                                                     (1.2)               -
                                                                                 -----------      -----------
NET (LOSS) INCOME                                                                     (347.7)            55.9
                                                                                 ===========      ===========

PRIMARY (LOSS) EARNINGS PER COMMON SHARE                                                   $                $
(Loss) income before extraordinary items                                               (2.68)            0.43
Extraordinary items                                                                    (0.01)               -
                                                                                 -----------      -----------
NET (LOSS) INCOME PER COMMON SHARE                                                     (2.69)            0.43
                                                                                 ===========      ===========





See notes to consolidated financial statements

                                  ADT LIMITED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended June 30                                                              1996             1995
                                                                                          $m               $m

NET SALES                                                                              361.3            381.3
Cost of sales                                                                         (183.9)          (205.3)
Selling, general and administrative expenses                                          (119.2)          (111.4)
Goodwill amortization                                                                   (4.4)            (6.5)
                                                                                 -----------      -----------
OPERATING INCOME                                                                        53.8             58.1
Interest income                                                                          6.3              3.8
Interest expense                                                                       (19.1)           (22.9)
Other income less expenses                                                               1.2                -
                                                                                 -----------      -----------
INCOME BEFORE INCOME TAXES                                                              42.2             39.0
Income taxes                                                                            (9.6)           (10.2)
                                                                                 -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEMS                                                       32.6             28.8
Extraordinary items                                                                     (1.2)               -
                                                                                 -----------      -----------
NET INCOME                                                                              31.4             28.8
                                                                                 ===========      ===========

PRIMARY EARNINGS PER COMMON SHARE                                                          $                $
Income before extraordinary items                                                       0.24             0.22
Extraordinary items                                                                    (0.01)               -
                                                                                 -----------      -----------
NET INCOME PER COMMON SHARE                                                             0.23             0.22
                                                                                 ===========      ===========

FULLY DILUTED EARNINGS PER COMMON SHARE                                                    $                $
Income before extraordinary items                                                       0.23             0.22
Extraordinary items                                                                    (0.01)               -
                                                                                 -----------      -----------
NET INCOME PER COMMON SHARE                                                             0.22             0.22
                                                                                 ===========      ===========





See notes to consolidated financial statements

                                  ADT LIMITED

CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited          Audited
                                                                                     June 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m
ASSETS
Current assets:
Cash and cash equivalents                                                              310.4            341.8
Accounts receivable - net                                                              225.9            169.9
Inventories                                                                             29.0             31.0
Prepaid expenses and other current assets                                               30.9             22.7
                                                                                 -----------      -----------
Total current assets                                                                   596.2            565.4

Property, plant and equipment - net                                                  1,278.1          1,223.5
Goodwill - net                                                                         426.1            823.0
Long-term investments                                                                   84.4              1.7
Investment in and loans to associate                                                       -             88.8
Other long-term assets                                                                  64.4             72.6
                                                                                 -----------      -----------
TOTAL ASSETS                                                                         2,449.2          2,775.0
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt                                                                         44.7             38.8
Accounts payable                                                                       140.4             92.0
Other current liabilities                                                              177.9            189.1
                                                                                 -----------      -----------
Total current liabilities                                                              363.0            319.9

Long-term debt                                                                         900.9            927.8
Deferred revenue                                                                       104.8             94.9
Deferred income taxes                                                                  127.7            116.7
Other long-term liabilities                                                            113.1            126.3
Minority interests                                                                         -             15.6
                                                                                 -----------      -----------
Total liabilities                                                                    1,609.5          1,601.2
                                                                                 -----------      -----------

Convertible redeemable preference shares                                                 4.9              4.9

Shareholders' equity:
Common shares                                                                           13.3             13.2
Additional paid-in capital
   Share premium                                                                       740.7            724.9
   Contributed surplus                                                               1,436.6          1,436.6
Treasury shares                                                                        (79.7)           (79.7)
Accumulated deficit                                                                 (1,269.9)          (922.0)
Cumulative currency translation adjustments                                             (6.2)            (4.1)
                                                                                 -----------      -----------
Total shareholders' equity                                                             834.8          1,168.9
                                                                                 -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           2,449.2          2,775.0
                                                                                 ===========      ===========





See notes to consolidated financial statements

                                 ADT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                     (347.7)            55.9
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                                         410.1                -
Depreciation                                                                            82.2             75.1
Goodwill amortization                                                                    8.6             13.1
Interest on ITS Vendor Note                                                             (4.3)               -
Liquid Yield Option Notes discount amortization                                         10.0                -
Refinancing costs amortization                                                           1.6              2.8
Deferred income taxes                                                                   12.6             14.0
Extraordinary items                                                                      1.2                -
Gain arising from the ownership of investments                                          (1.2)            (0.1)
Loss (gain) on currency transactions                                                     0.5             (0.7)
Other                                                                                   (0.5)            (1.2)

Changes in assets and liabilities                                                      (18.1)           (22.6)
                                                                                 -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              155.0            136.3
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net                                       (139.7)          (120.6)
Acquisition of businesses                                                              (24.4)            (5.1)
Purchase of customer contracts                                                         (10.1)               -
Disposal of investment in and loans to associate                                        15.4                -
Purchase of other investments                                                           (3.8)               -
Other                                                                                    1.2              9.3
                                                                                 -----------      -----------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                             (161.4)          (116.4)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) receipts of short-term debt                                            (2.6)            25.3
Repayments of long-term debt                                                           (15.0)           (33.1)
Purchase of senior subordinated notes                                                  (24.0)            (7.5)
Proceeds from issue of common shares                                                    15.9              4.5
Other                                                                                    1.2              2.4
                                                                                 -----------      -----------
NET CASH UTILIZED BY FINANCING ACTIVITIES                                              (24.5)            (8.4)
                                                                                 -----------      -----------
EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS                             (0.5)             0.7
                                                                                 -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (31.4)            12.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       341.8            215.7
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             310.4            227.9
                                                                                 ===========      ===========





See notes to consolidated financial statements

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(i)         BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements incorporate the financial statements of ADT Limited, a company incorporated in Bermuda, and its subsidiaries (the "Company") and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with generally accepted accounting principles in the United States. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature, except as discussed in note (iii) where, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, and except for the acquisition of Alert Centre, Inc. ("Alert") as discussed in note (x). The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain figures at December 31, 1995 and for the six months and three months ended June 30, 1995 have been reclassified to conform to the 1996 presentation. In particular, corporate expenses have been reclassified from other income less expenses to a separate component of operating income. This reclassification has had no net effect on the reported earnings for income before income taxes and net income. Results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1995. ADT Limited is a holding company with no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. ADT Limited's businesses are conducted through its subsidiaries.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(ii)        BUSINESS SEGMENTS

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m

NET SALES
Electronic security services                                                           565.7            531.6
Vehicle auction services                                                               149.9            223.0
                                                                                 -----------      -----------
                                                                                       715.6            754.6
                                                                                 ===========      ===========

OPERATING (LOSS) INCOME
Electronic security services                                                          (305.2)            80.8
Vehicle auction services                                                                10.7             43.0
Corporate                                                                               (8.7)           (11.2)
                                                                                 -----------      -----------
                                                                                      (303.2)           112.6
                                                                                 ===========      ===========


Three months ended June 30                                                              1996             1995
                                                                                          $m               $m

NET SALES
Electronic security services                                                           286.0            270.6
Vehicle auction services                                                                75.3            110.7
                                                                                 -----------      -----------
                                                                                       361.3            381.3
                                                                                 ===========      ===========

OPERATING INCOME
Electronic security services                                                            45.9             43.1
Vehicle auction services                                                                12.9             20.3
Corporate                                                                               (5.0)            (5.3)
                                                                                 -----------      -----------
                                                                                        53.8             58.1
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

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(iii)       CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result of the adoption of SFAS 121, in the first quarter of 1996 the Company recorded a non-cash charge for the impairment of long-lived assets of $410.1 million, as a separate line item in the consolidated statement of income, with no consequential tax effect. The $410.1 million impairment charge comprised $397.1 million relating to the electronic security services division and $13.0 million relating to the vehicle auction services division. Further details are set out in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(iv)        INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense are discussed in Item 2.

(v)         OTHER INCOME LESS EXPENSES

Other income less expenses for the six months ended June 30, 1996 comprised non-recurring net gains arising from the ownership of investments of $1.2 million (note (ix)), losses on currency transactions of $0.5 million (1995 - $0.7 million gain), and in respect of 1995 other net gains of $0.4 million.

Other income less expenses for the three months ended June 30, 1996 comprised gains on currency transactions of $1.2 million.

(vi)        EXTRAORDINARY ITEMS

During the second quarter of 1996 the Company reacquired in the market certain of its senior subordinated notes, which was financed from cash on hand. Extraordinary items comprised the loss arising on reacquisition of $0.8 million and the write off of net unamortized deferred refinancing costs of $0.6 million relating to the early extinguishment of certain amounts outstanding under the senior subordinated notes, and were stated net of applicable income taxes of $0.2 million.

(vii)       EARNINGS PER COMMON SHARE

The calculation of primary (loss) earnings per common share in the six months ended June 30, 1996 was based on the weighted average of 129,416,324 (1995 - 130,240,278) common shares in issue during the period, which in 1996 did not allow for the allotment of common shares under executive share option schemes, which are considered common stock equivalents, because their effect was anti-dilutive as a consequence of the net loss for the period. Common stock equivalents included in the weighted average number of common shares in issue during the six months ended June 30, 1995 was 2,150,190. Primary (loss) earnings per common share was based on adjusted net loss of $347.9 million (1995 - $55.7 million income).

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(vii)    EARNINGS PER COMMON SHARE (continued)

The calculation of primary earnings per common share in the three months ended June 30, 1996 was based on the weighted average of 135,196,318 (1995 - 130,721,589) common shares in issue during the period after allowing for the allotment of common shares under executive share option schemes and the full conversion rights attaching to non-voting exchangeable shares which are considered common stock equivalents. Primary earnings per common share was based on adjusted net income available to common shareholders of $31.3 million (1995 - $28.7 million).

The calculation of fully diluted earnings per common share in the three months ended June 30, 1996 was based on the weighted average of 157,660,408 (1995 - 130,880,890) common shares in issue during the period after allowing for the allotment of common shares under executive share option schemes, the full conversion rights attaching to non-voting exchangeable shares and the assumed exchange of Liquid Yield Option Notes. Fully diluted earnings per common share was based on adjusted net income available to common shareholders of $34.6 million (1995 - $28.7 million).

(viii)      INVENTORIES

                                                                                     June 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m

Raw materials and consumables                                                            9.0              8.8
Work in process                                                                         11.7             12.5
Finished goods                                                                           8.3              9.7
                                                                                 -----------      -----------
                                                                                        29.0             31.0
                                                                                 ===========      ===========

(ix)        INVESTMENT IN AND LOANS TO ASSOCIATE

In February 1996, the Company disposed of its entire interest in Shareholder Loan Notes with an issue price of $13.9 million and valued by the Company at $13.3 million and 33.1 per cent of the ordinary share capital of ITS valued by the Company at $0.9 million, for an aggregate cash consideration of $15.4 million. The net gain arising on the transaction amounted to $1.2 million which was included in other income less expenses (note (v)).

As a result of the above transaction, the Company now holds a 10.0 per cent interest in the ordinary share capital of ITS, valued by the Company at a nominal amount, together with the Vendor Note, which at June 30, 1996 is disclosed as a long-term investment amounting to $78.8 million.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(x)         MINORITY INTERESTS

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

(xi)        COMMON SHARES

                                                                                     June 30      December 31
                                                                                        1996             1995
Number of common shares of $0.10 each:
Authorized                                                                       220,000,000      220,000,000
Issued and outstanding                                                           133,492,146      131,850,465

On July 1, 1996, as part of an agreement to combine with Republic Industries, Inc., ADT Limited issued to Republic a warrant to acquire 15 million common shares of ADT Limited at an exercise price of $20 per common share. The warrant is exercisable if the agreement is terminated for any reason.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)       ADT OPERATIONS, INC.

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

CONSOLIDATED STATEMENTS OF INCOME

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m

NET SALES                                                                              593.1            537.9
Cost of sales                                                                         (291.6)          (264.3)
Selling, general and administrative expenses                                          (197.0)          (169.7)
Charge for the impairment of long-lived assets                                        (316.4)               -
Goodwill amortization                                                                   (5.6)            (9.1)
                                                                                 -----------      -----------
OPERATING (LOSS) INCOME                                                               (217.5)            94.8
Interest income - non-affiliates                                                         1.5              0.8
Interest expense - affiliates                                                          (15.5)           (10.6)
Interest expense - non-affiliates                                                      (37.4)           (39.9)
Gain on disposal of assets to affiliates                                                26.8                -
Other expenses less income                                                              (3.1)            (3.3)
                                                                                 -----------      -----------
(LOSS) INCOME BEFORE INCOME TAXES                                                     (245.2)            41.8
Income taxes                                                                           (14.1)           (14.3)
                                                                                 -----------      -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                                              (259.3)            27.5
Extraordinary items                                                                     (0.4)               -
                                                                                 -----------      -----------
NET (LOSS) INCOME                                                                     (259.7)            27.5
                                                                                 ===========      ===========



                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)    ADT OPERATIONS, INC. (continued)

CONSOLIDATED STATEMENTS OF INCOME

Three months ended June 30                                                              1996             1995
                                                                                          $m               $m

NET SALES                                                                              297.7            271.6
Cost of sales                                                                         (145.4)          (132.0)
Selling, general and administrative expenses                                          (100.7)           (85.1)
Goodwill amortization                                                                   (2.8)            (4.6)
                                                                                 -----------      -----------
OPERATING INCOME                                                                        48.8             49.9
Interest income - non-affiliates                                                         0.9              0.3
Interest expense - affiliates                                                           (8.0)            (5.3)
Interest expense - non-affiliates                                                      (18.5)           (19.9)
Other expenses less income                                                              (2.0)            (2.3)
                                                                                 -----------      -----------
INCOME BEFORE INCOME TAXES                                                              21.2             22.7
Income taxes                                                                            (7.5)            (7.1)
                                                                                 -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEMS                                                       13.7             15.6
Extraordinary items                                                                     (0.4)               -
                                                                                 -----------      -----------
NET INCOME                                                                              13.3             15.6
                                                                                 ===========      ===========



                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)    ADT OPERATIONS, INC. (continued)

CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited          Audited
                                                                                     June 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m
ASSETS
Current assets:
Cash and cash equivalents                                                              122.5             54.0
Accounts receivable - net - affiliates                                                  31.0             28.9
Accounts receivable - net - non-affiliates                                             188.6            132.8
Inventories                                                                             17.9             17.2
Prepaid expenses and other current assets                                                9.1              6.9
                                                                                 -----------      -----------
Total current assets                                                                   369.1            239.8

Property, plant and equipment - net                                                  1,104.9          1,049.1
Goodwill - net                                                                         343.3            698.4
Other long-term assets                                                                  27.3             28.9
                                                                                 -----------      -----------
TOTAL ASSETS                                                                         1,844.6          2,016.2
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt - non-affiliates                                                        41.6             36.3
Accounts payable - affiliates                                                           24.1              9.6
Accounts payable - non-affiliates                                                      128.0             75.2
Other current liabilities - non-affiliates                                             127.2            127.5
                                                                                 -----------      -----------
Total current liabilities                                                              320.9            248.6

Long-term debt - affiliates                                                            184.8            130.2
Long-term debt - non-affiliates                                                        867.2            895.4
Deferred revenue                                                                        69.7             67.3
Deferred income taxes                                                                  105.1             92.9
Other long-term liabilities - affiliates                                               123.6            129.8
Other long-term liabilities - non-affiliates                                            92.9             96.3
Minority interests                                                                         -             15.6
                                                                                 -----------      -----------
Total liabilities                                                                    1,764.2          1,676.1
                                                                                 -----------      -----------

Shareholders' equity:
Common shares                                                                              -                -
Contributed surplus                                                                    858.5            858.5
Accumulated deficit                                                                   (778.1)          (518.4)
                                                                                 -----------      -----------
Total shareholders' equity                                                              80.4            340.1
                                                                                 -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           1,844.6          2,016.2
                                                                                 ===========      ===========



                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)    ADT OPERATIONS, INC. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                     (259.7)            27.5
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                                         316.4                -
Depreciation                                                                            69.0             58.1
Goodwill amortization                                                                    5.6              9.1
Liquid Yield Option Notes discount amortization                                         10.0                -
Refinancing costs amortization                                                           1.6              2.8
Deferred income taxes                                                                   12.4             12.5
Extraordinary items                                                                      0.4                -
Gain on disposal of assets to affiliates                                               (26.8)               -
Other                                                                                   (0.4)            (0.4)

Changes in assets and liabilities                                                        7.3            (14.1)
                                                                                 -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              135.8             95.5
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net                                       (125.5)          (101.8)
Acquisition of businesses from non-affiliates                                          (24.4)            (0.9)
Purchase of customer contracts from non-affiliates                                      (4.0)               -
Disposal of assets to affiliates                                                        73.5                -
Other                                                                                   (0.8)            (0.3)
                                                                                 -----------      -----------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                              (81.2)          (103.0)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) receipts of short-term debt - non-affiliates                           (2.6)            27.0
Proceeds from long-term debt - affiliates                                               31.5              5.0
Repayments of long-term debt - non-affiliates                                          (15.0)           (32.8)
Other                                                                                      -             (2.2)
                                                                                 -----------      -----------
NET CASH PROVIDED (UTILIZED) BY FINANCING ACTIVITIES                                    13.9             (3.0)
                                                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    68.5            (10.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        54.0             78.3
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             122.5             67.8
                                                                                 ===========      ===========

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)    ADT OPERATIONS, INC. (continued)


BUSINESS SEGMENTS
Six months ended June 30                                                                1996             1995
                                                                                          $m               $m

NET SALES
Electronic security services                                                           443.2            399.0
Vehicle auction services                                                               149.9            138.9
                                                                                 -----------      -----------
                                                                                       593.1            537.9
                                                                                 ===========      ===========

OPERATING (LOSS) INCOME
Electronic security services                                                          (227.2)            74.0
Vehicle auction services                                                                10.7             21.2
Corporate                                                                               (1.0)            (0.4)
                                                                                 -----------      -----------
                                                                                      (217.5)            94.8
                                                                                 ===========      ===========

Three months ended June 30                                                              1996             1995
                                                                                          $m               $m

NET SALES
Electronic security services                                                           222.4            202.3
Vehicle auction services                                                                75.3             69.3
                                                                                 -----------      -----------
                                                                                       297.7            271.6
                                                                                 ===========      ===========

OPERATING INCOME
Electronic security services                                                            36.8             39.6
Vehicle auction services                                                                12.9             10.3
Corporate                                                                               (0.9)               -
                                                                                 -----------      -----------
                                                                                        48.8             49.9
                                                                                 ===========      ===========


                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)    ADT OPERATIONS, INC. (continued)

                                                                                     June 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m

INVENTORIES
Raw materials and consumables                                                            6.4              6.5
Work in process                                                                          7.6              7.4
Finished goods                                                                           3.9              3.3
                                                                                 -----------      -----------
                                                                                        17.9             17.2
                                                                                 ===========      ===========

LONG-TERM DEBT - NON-AFFILIATES
Under the terms of the indenture governing the ADT Operations, Inc. senior subordinated notes a payment blockage prevents ADT Operations, Inc. and its guarantor subsidiaries and ADT Limited from making any payment of principal, interest or premium on the senior subordinated notes and from purchasing, redeeming or otherwise acquiring any senior subordinated notes during the continuance of any payment blockage period. No payment blockage is currently in effect.

At June 30, 1996, ADT Operations, Inc. had $331.1 million of Senior Indebtedness comprised of $81.1 million of Senior Indebtedness related to letters of credit issued under the terms of the revolving bank credit agreement and $250.0 million of Senior Indebtedness related to the Senior Notes, (in each case as defined in the Senior Subordinated Note Indenture).

At June 30, 1996, ADT Limited had no Guarantor Senior Indebtedness (as defined in the Senior Note Indenture, but excluding Indebtedness in respect of guarantees issued by ADT Limited of debt of ADT Operations, Inc. or its subsidiaries). At June 30, 1996, the subsidiary guarantors had $48.0 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture), in each case ranking pari passu in right of payment with the Senior Note Guarantees.

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

                                 ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)    ADT OPERATIONS, INC. (continued)

                                                                                     June 30      December 31
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

NET SALES

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m


Electronic security services                                                           565.7            531.6
Vehicle auction services                                                               149.9            223.0
                                                                                 -----------      -----------
Net sales                                                                              715.6            754.6
                                                                                 ===========      ===========

OPERATING (LOSS) INCOME AND (LOSS) INCOME BEFORE INCOME TAXES

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m


Electronic security services                                                          (305.2)            80.8
Vehicle auction services                                                                10.7             43.0
Corporate expenses                                                                      (8.7)           (11.2)
                                                                                 -----------      -----------
Operating (loss) income                                                               (303.2)           112.6
                                                                                 -----------      -----------

Interest income                                                                         12.7              7.5
Interest expense                                                                       (38.8)           (45.8)
Other income less expenses                                                               0.7              1.1
                                                                                 -----------      -----------
(Loss) income before income taxes                                                     (328.6)            75.4
                                                                                 ===========      ===========


Charge for the impairment of long-lived assets                                         410.1                -
Depreciation                                                                            82.2             75.1
Goodwill amortization                                                                    8.6             13.1
Capital expenditures                                                                   141.8            124.7

The charge for the impairment of long-lived assets and other income less expenses are discussed in Item 1.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Three months ended June 30                                                              1996             1995
                                                                                          $m               $m


Electronic security services                                                           286.0            270.6
Vehicle auction services                                                                75.3            110.7
                                                                                 -----------      -----------
Net sales                                                                              361.3            381.3
                                                                                 ===========      ===========

OPERATING INCOME AND INCOME BEFORE INCOME TAXES

Three months ended June 30                                                              1996             1995
                                                                                          $m               $m


Electronic security services                                                            45.9             43.1
Vehicle auction services                                                                12.9             20.3
Corporate expenses                                                                      (5.0)            (5.3)
                                                                                 -----------      -----------
Operating income                                                                        53.8             58.1
                                                                                 -----------      -----------

Interest income                                                                          6.3              3.8
Interest expense                                                                       (19.1)           (22.9)
Other income less expenses                                                               1.2                -
                                                                                 -----------      -----------
Income before income taxes                                                              42.2             39.0
                                                                                 ===========      ===========

Depreciation                                                                            42.2             38.3
Goodwill amortization                                                                    4.4              6.5
Capital expenditures                                                                    74.0             65.6


                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ELECTRONIC SECURITY SERVICES - RESULTS OF OPERATIONS

Six months ended June 30                              1996             1996             1995             1995
                                                        $m                %               $m                %

Net sales
North America                                        487.4               86            431.3               81
Europe*                                               78.3               14            100.3               19
                                                 ---------        ---------        ---------        ---------
                                                     565.7              100            531.6              100
                                                 =========        =========        =========        =========
Operating income
North America                                         90.2               91             83.8               93
Europe*                                                8.7                9              6.3                7
                                                 ---------        ---------        ---------        ---------
Operating income before the charge
   for the impairment of long-lived
   assets and goodwill amortization                   98.9              100             90.1              100
                                                                  =========                         =========
Charge for the impairment of long-lived assets      (397.1)                                -
Goodwill amortization                                 (7.0)                             (9.3)
                                                 ---------                         ---------
Operating (loss) income                             (305.2)                             80.8
                                                 =========                         =========

Depreciation                                          76.2                              66.0
Capital expenditures                                 131.3                             114.0

Three months ended June 30                            1996             1996             1995             1995
                                                        $m                %               $m                %

Net sales
North America                                        245.8               86            219.7               81
Europe*                                               40.2               14             50.9               19
                                                 ---------        ---------        ---------        ---------
                                                     286.0              100            270.6              100
                                                 =========        =========        =========        =========
Operating income
North America                                         45.1               91             44.5               93
Europe*                                                4.4                9              3.2                7
                                                 ---------        ---------        ---------        ---------
Operating income before
   goodwill amortization                              49.5              100             47.7              100
                                                                  =========                         =========
Goodwill amortization                                 (3.6)                             (4.6)
                                                 ---------                         ---------
Operating income                                      45.9                              43.1
                                                 =========                         =========

Depreciation                                          39.2                              33.8
Capital expenditures                                  67.4                              58.7

*The Company's European electronic article surveillance operation was disposed of in November 1995.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net sales of the division, which represented approximately 79 per cent of the Company's consolidated net sales, increased 6.4 per cent in 1996 to $565.7 million from $531.6 million in 1995. This sales increase was attributable to an increase of $56.1 million in the sales of the North American operations offset by a $22.0 million decline in the sales of the European operations, which was due to the exclusion of sales of the European electronic article surveillance operation which was sold in November 1995. In North America the increase in sales was due to the first time inclusion of the sales of Alert which was acquired in December 1995, as well as increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. Approximately 129,000 new residential security systems were sold in 1996 compared with approximately 108,000 systems in 1995. However, due to price competition in the market place, installation revenues showed a modest decline in 1996 compared with 1995. The commercial business in the United States experienced modest growth in new system sales and installation revenues, and growth in recurring revenues continues to be affected by these market conditions.

Operating results of the division declined from $80.8 million income in 1995 to a $305.2 million loss in 1996, due to a charge for the impairment of long-lived assets of $397.1 million.

Operating income of the division before the charge for the impairment of long-lived assets and goodwill amortization increased 9.8 per cent in 1996 to $98.9 million from $90.1 million in 1995. Operating income before the charge for the impairment of long-lived assets and goodwill amortization as a percentage of net sales ("Operating margin") increased to 17.5 per cent in 1996 from 16.9 per cent in 1995. The increase in operating income before the charge for the impairment of long-lived assets and amortization and the increase in Operating margin reflected the first time inclusion of Alert, the exclusion of the European electronic article surveillance operation and the continuing success of the residential security system sales program, which has achieved further advances in recurring revenues in 1996. However this improvement has been offset by continued price competition which has caused the contribution from residential installation revenue and outright sales to show a modest decline.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Net sales of the division, which represented approximately 79 per cent of the Company's consolidated net sales for the quarter, increased 5.7 per cent in 1996 to $286.0 million from $270.6 million in the second quarter of 1995. This sales increase was attributable to an increase of $26.1 million in the sales of the North American operations offset by a $10.7 million decline in the sales of the European operations, which was due to the exclusion of sales of the European electronic article surveillance operation which was sold in November 1995. In North America the increase in sales was due to the first time inclusion of the sales of Alert which was acquired in December 1995, as well as increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. Approximately 69,000 new residential security systems were sold in the second quarter of 1996 compared with approximately 53,000 systems in the second quarter of 1995. However, due to price competition in the market place, residential installation revenues remained flat in the second quarter of 1996 compared with 1995. The commercial business in the United States remained flat in new system sales and installation revenues, and growth in recurring revenues continues to be affected by these market conditions.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating income of the division before goodwill amortization increased 3.8 per cent in 1996 to $49.5 million from $47.7 million in the second quarter of 1995. Operating margin declined from 17.6 per cent in 1995 to 17.3 per cent in the second quarter of 1996. The increase in operating income before amortization reflected the first time inclusion of Alert, the exclusion of the European electronic article surveillance operation and the continuing success of the residential security system sales program, which has achieved further advances in recurring revenues in the second quarter of 1996. However this improvement has been offset by continued price competition which has caused the contribution from residential installation revenue and outright sales to remain flat. The decline in Operating margin is principally due to pressure on margins in the North American market as a result of increased marketing and selling costs and the impact of increased competition on installation revenues.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

VEHICLE AUCTION SERVICES - RESULTS OF OPERATIONS

Six months ended June 30                              1996             1996             1995             1995
                                                        $m                %               $m                %
Net sales
United States                                        149.9              100            138.9               62
Europe*                                                  -                -             84.1               38
                                                 ---------        ---------        ---------        ---------
                                                     149.9              100            223.0              100
                                                 =========        =========        =========        =========
Operating income
United States                                         25.3              100             22.9               49
Europe*                                                  -                -             23.9               51
                                                 ---------        ---------        ---------        ---------
Operating income before the charge
   for the impairment of long-lived
   assets and goodwill amortization                   25.3              100             46.8              100
                                                                  =========                         =========

Charge for the impairment of long-lived assets       (13.0)                                -
Goodwill amortization                                 (1.6)                             (3.8)
                                                 ---------                         ---------
Operating income                                      10.7                              43.0
                                                 =========                         =========

Depreciation                                           5.8                               8.9
Capital expenditures                                   8.6                              10.6

Three months ended June 30                            1996             1996             1995             1995
                                                        $m                %               $m                %
Net sales
United States                                         75.3              100             69.3               63
Europe*                                                  -                -             41.4               37
                                                 ---------        ---------        ---------        ---------
                                                      75.3              100            110.7              100
                                                 =========        =========        =========        =========
Operating income
United States                                         13.7              100             11.2               50
Europe*                                                  -                -             11.0               50
                                                 ---------        ---------        ---------        ---------
Operating income before
   goodwill amortization                              13.7              100             22.2              100
                                                                  =========                         =========
Goodwill amortization                                 (0.8)                             (1.9)
                                                 ---------                         ---------
Operating income                                      12.9                              20.3
                                                 =========                         =========

Depreciation                                           2.9                               4.5
Capital expenditures                                   5.1                               6.9

*In December 1995 the Company disposed of an interest in its United Kingdom and Continental European vehicle auction services businesses ("European Auctions").

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net sales of the United States vehicle auction services business, which represented approximately 21 per cent of the Company's consolidated net sales, increased 7.9 per cent in 1996 to $149.9 million from $138.9 million in 1995. The volume of vehicles sold increased by approximately 6 per cent which was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 36 per cent, while the volume of vehicles sold for vehicle manufacturers and new and used vehicle dealers declined by approximately 11 per cent and approximately 1 per cent, respectively.

Operating results of the division declined from $43.0 million in 1995 to $10.7 million in 1996 due to a charge for the impairment of long-lived assets of $13.0 million and the exclusion of the operating income of European Auctions.

Operating income before the charge for the impairment of long-lived assets and goodwill amortization of the United States vehicle auction services business increased to $25.3 million in 1996 from $22.9 million in 1995. Operating margin increased to 16.9 per cent in 1996 from 16.5 per cent in 1995. The increases in operating income and Operating margin were due principally to the increase in volume of vehicles sold and to an increase in the ratio of vehicles sold to vehicles entered for sale to 58.4 per cent in 1996 from 56.7 per cent in 1995 which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Net sales of the United States vehicle auction services business, which represented approximately 21 per cent of the Company's consolidated net sales for the quarter, increased 8.7 per cent in 1996 to $75.3 million from $69.3 million in the second quarter of 1995. The volume of vehicles sold increased by approximately 6 per cent which was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 34 per cent, while the volume of vehicles sold for vehicle manufacturers declined by approximately 12 per cent.

Operating income before goodwill amortization of the United States vehicle auction services business increased to $13.7 million in 1996 from $11.2 million in the second quarter of 1995. Operating margin increased to 18.2 per cent in 1996 from 16.2 per cent in 1995. The increases in operating income and Operating margin were due principally to the increase in volume of vehicles sold and to an increase in the ratio of vehicles sold to vehicles entered for sale to 56.7 per cent in 1996 from 56.1 per cent in 1995 which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST INCOME AND INTEREST EXPENSE

Six months ended June 30                                                                1996             1995
                                                                                          $m               $m

Interest income                                                                         12.7              7.5
Interest expense                                                                       (38.8)           (45.8)

Three months ended June 30                                                              1996             1995
                                                                                          $m               $m

Interest income                                                                          6.3              3.8
Interest expense                                                                       (19.1)           (22.9)

Interest income increased in 1996 partly due to the increase in the level of cash deposits held by the Company in 1996, following the disposal of European Auctions and the European electronic article surveillance business in the fourth quarter of 1995. During the six months ended June 30, 1996 and the three months ended June 30, 1996 interest income included $4.3 million and $2.2 million, respectively, relating to the ITS Vendor Note.

Interest expense declined in 1996, principally due to the effects of the refinancing which took place in the third quarter of 1995. During the six months ended June 30, 1996 interest expense included $10.0 million relating to Liquid Yield Option Notes discount amortization and $1.6 million (1995 - $2.8 million) relating to refinancing costs amortization. During the three months ended June 30, 1996 interest expense included $5.0 million relating to Liquid Yield Option Notes discount amortization and $0.8 million (1995 - $1.4 million) relating to refinancing costs amortization.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents amounted to $31.4 million, after the negative effect of currency translation on cash and cash equivalents of $0.5 million. Net cash of $155.0 million provided by operating activities was offset by net cash utilized by investing activities of $161.4 million and $24.5 million utilized by financing activities.

Net cash provided by operating activities of $155.0 million principally included cash provided by the Company's electronic security services and vehicle auction services divisions less other expenses and adjusted for the net increase in working capital. Within the net increase of $18.1 million in working capital, net increases in accounts receivable of $56.0 million and other assets of $4.3 million were offset by a net increase in liabilities of $42.2 million, principally relating to increases in accounts payable and deferred revenue and a decrease in other liabilities. The movements in accounts receivable and accounts payable were principally due to the timing of cash receipts and payments in the vehicle auction business in respect of vehicle sales which took place in the latter part of June 1996. The movement in deferred revenue was principally due to the timing of billings within the electronic security services division.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash utilized by investing activities of $161.4 million was principally due to capital expenditures of $131.3 million and $8.6 million in the electronic security services and vehicle auction services divisions, respectively, $24.4 million relating to the acquisition of the minority interest in Alert and $10.1 million relating to the purchase of customer contracts to provide electronic security monitoring, which was offset by $15.4 million received on the disposal of certain investments in and loans to associate.

Net cash utilized by financing activities of $24.5 million was principally due to the purchase of $23.2 million face value of the Company's senior subordinated notes at a cost of $24.0 million and the repayments of long-term debt of $15.0 million, which was offset by $15.9 million of proceeds from the issue of common shares.

A market purchase program in respect of Liquid Yield Option Notes due 2010, with a market value of up to $100 million, was approved by the board of directors on August 5, 1996, to be carried out at prevailing market prices from time to time, depending upon market conditions and other considerations.

The Company believes that the working capital at June 30, 1996, its available credit facilities and the current cash flows from operations are adequate for the Company's normal growth and operating needs, the funding of its capital expenditures budget, the funding of the purchase program referred to above and the current servicing of its debt requirements.

FORWARD LOOKING INFORMATION

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular any statements contained herein regarding expectations with respect to future sales, operating efficiencies, growth and working capital needs, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among others, overall economic and business conditions, the demand for the Company's services, competitive factors in the industry, regulatory approvals and uncertainty about the consummation of future acquisitions.

                                  ADT LIMITED

PART II     OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of common shareholders of ADT Limited was held on April 11, 1996. All the resolutions put to the meeting were passed and the following is a brief description of each matter voted upon at the meeting.

PROPOSAL 1.  ELECTION OF DIRECTORS

The election of eight directors, constituting the full board of directors of ADT Limited, to serve until the next Annual General Meeting was approved.

PROPOSAL 2.  APPOINTMENT OF AUDITORS

The reappointment of Coopers & Lybrand as the independent auditors of ADT Limited and the authorization of the board of directors to fix the auditors' remuneration was approved.

PROPOSAL 3.  APPROVAL OF ADT LIMITED'S AUDITED CONSOLIDATED FINANCIAL
             STATEMENTS

The audited consolidated financial statements of ADT Limited for the year ended December 31, 1995 were approved.

PROPOSAL 4.  APPROVAL OF AMENDMENTS TO THE ADT 1993 LONG TERM INCENTIVE PLAN

Various amendments to the ADT 1993 Long Term Incentive Plan were approved.

The following is a tabulation of the votes submitted in respect of the proposals considered at the Annual General Meeting; proxy votes giving discretion to the chairman of the meeting have been included in the votes for each proposal.


                                                                                                    Number of
                                                                                   Number of      broker non-
                                                                  Number of    votes against        votes and
                                                                  votes for      or withheld      abstentions

Proposal 1. M A Ashcroft                                         84,446,274        2,803,587       30,465,713
            J E Danneberg                                        87,172,459           77,402       30,465,713
            A B Henderson                                        84,464,109        2,785,752       30,465,713
            J S Pasman                                           84,451,880        2,797,981       30,465,713
            S J Ruzika                                           87,208,690           41,171       30,465,713
            W P Slusser                                          84,473,092        2,776,769       30,465,713
            W W Stinson                                          87,198,792           51,069       30,465,713
            R S Troubh                                           84,467,412        2,782,449       30,465,713
Proposal 2.                                                      87,247,937           44,979       30,422,658
Proposal 3.                                                      87,234,752           47,587       30,433,235
Proposal 4.                                                      54,761,543       53,320,598        9,633,433


                                 ADT LIMITED

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

10.1        Waiver and Consent No. 1 dated May 23, 1996 to the ADT Limited Guaranty dated as of August 23,
            1995.

10.2        Waiver and Consent No. 2 dated June 7, 1996 to the ADT Limited Guaranty dated as of August 23,
            1995.

11.1        Statement regarding the computation of earnings per common share.

27          Financial Data Schedule (for SEC use only).


(b)         A Current Report on Form 8-K was filed by ADT Limited on June 27, 1996 announcing the proposed acquisition of Automated Security (Holdings) PLC.

            Current Reports on Form 8-K were filed by ADT Limited on July 10, 1996 and July 16, 1996 comprising certain details of the agreement to combine with Republic Industries, Inc.





SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                 ADT LIMITED


                 /s/ Stephen J. Ruzika
August 5, 1996   ________________________________________
                 Stephen J. Ruzika

                 Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)

                                  ADT LIMITED

                     INDEX TO EXHIBITS TO QUARTERLY REPORT
                                  ON FORM 10-Q
                            FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 1996

EXHIBIT

10.1     Waiver and Consent No. 1 dated May 23, 1996 to the
         ADT Limited Guaranty dated as of August 23, 1995.

10.2     Waiver and Consent No. 2 dated June 7, 1996 to the
         ADT Limited Guaranty dated as of August 23, 1995.

11.1 Statement regarding the computation of earnings per common share.

27       Financial Data Schedule (for SEC use only).