Form 10-Q
period 1996-09-30
ADT LIMITED
filed 1996-11-12
CIK 833444

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934




               For the quarterly period ended September 30, 1996

                         Commission file number 0-16979
--------------------------------------------------------------------------------

                                  ADT LIMITED
             (Exact Name of Registrant as Specified in its Charter)


            BERMUDA                            Cedar House                           Not Applicable
(Jurisdiction of Incorporation or            41 Cedar Avenue                 (I.R.S. Employer Identification
         Organization)                    Hamilton HM12, Bermuda                           No.)
                                      (Address of Principal Executive
                                               Offices)*                              Not Applicable
                                                                                        (Zip Code)

Registrant's telephone number, including area code (441) 295-2244*   *See page i
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         YES [X] NO [ ]

At November 4, 1996, the number of shares outstanding of the registrant's common shares par value $0.10 per share was 141,119,159 shares. A subsidiary of ADT Limited owns 3,182,787 common shares which are included in the number outstanding.

                                  ADT LIMITED

                               INDEX TO FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                                                       PAGE
PART I      FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
            CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995  . . . . . . . .   2
            CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1996 AND
            DECEMBER 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 . . . . . . .   4
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26



The consolidated financial statements were approved by the board of directors on November 4, 1996.



REGISTERED AND PRINCIPAL EXECUTIVE OFFICES

The registered and principal executive offices of ADT Limited are located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. The executive offices of the subsidiary which supervises the Company's North American activities are located in the United States at One Boca Place, 2255 Glades Road, Suite 421A, Boca Raton, Florida 33431. The telephone number there is (561) 997-8406.

                                  ADT LIMITED

PART I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
NET SALES                                                                            1,261.6          1,325.8
Cost of sales                                                                         (674.2)          (734.5)
Selling, general and administrative expenses                                          (422.6)          (413.6)
Charge for the impairment of long-lived assets                                        (744.7)               -
                                                                                     -------          -------
OPERATING (LOSS) INCOME                                                               (579.9)           177.7
Interest income                                                                         18.2             12.3
Interest expense                                                                       (78.6)           (89.2)
Gain (loss) on disposal of businesses                                                    1.7             (5.4)
Other income less expenses                                                               1.4             (4.9)
                                                                                     -------          -------
(LOSS) INCOME BEFORE INCOME TAXES                                                     (637.2)            90.5
Income taxes                                                                           (14.5)           (29.6)
                                                                                     -------          -------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                                              (651.7)            60.9
Extraordinary items                                                                     (5.8)            (8.0)
                                                                                     -------          -------
NET (LOSS) INCOME                                                                     (657.5)            52.9
                                                                                     =======          =======

PRIMARY (LOSS) EARNINGS PER COMMON SHARE                                                   $                $
(Loss) income before extraordinary items                                               (4.77)            0.44
Extraordinary items                                                                    (0.04)           (0.06)
                                                                                     -------          -------
NET (LOSS) INCOME PER COMMON SHARE                                                     (4.81)            0.38
                                                                                     =======          =======





See notes to consolidated financial statements

                                  ADT LIMITED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended September 30                                                         1996             1995
                                                                                          $m               $m
NET SALES                                                                              427.9            444.0
Cost of sales                                                                         (229.1)          (246.9)
Selling, general and administrative expenses                                          (151.7)          (136.6)
                                                                                     -------          -------
OPERATING INCOME                                                                        47.1             60.5
Interest income                                                                          5.4              4.7
Interest expense                                                                       (24.5)           (30.4)
Gain (loss) on disposal of businesses                                                    1.7             (0.5)
Other income less expenses                                                               0.7              0.9
                                                                                     -------          -------
INCOME BEFORE INCOME TAXES                                                              30.4             35.2
Income taxes                                                                            (7.2)            (9.2)
                                                                                     -------          -------
INCOME BEFORE EXTRAORDINARY ITEMS                                                       23.2             26.0
Extraordinary items                                                                     (4.6)            (8.0)
                                                                                     -------          -------
NET INCOME                                                                              18.6             18.0
                                                                                     =======          =======

PRIMARY EARNINGS PER COMMON SHARE                                                          $                $
Income before extraordinary items                                                       0.16             0.19
Extraordinary items                                                                    (0.03)           (0.06)
                                                                                     -------          -------
NET INCOME PER COMMON SHARE                                                             0.13             0.13
                                                                                     =======          =======





See notes to consolidated financial statements

                                  ADT LIMITED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                September 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m
ASSETS
Current assets:
Cash and cash equivalents                                                              141.8            350.9
Accounts receivable - net                                                              261.9            196.4
Inventories                                                                             38.0             38.0
Prepaid expenses and other current assets                                               46.4             34.5
                                                                                   ---------         --------
Total current assets                                                                   488.1            619.8

Property, plant and equipment - net                                                  1,545.0          1,571.3
Goodwill and other intangibles - net                                                   448.6          1,053.6
Long-term investments                                                                   87.4              2.0
Investment in and loans to associate                                                       -             88.8
Other long-term assets                                                                  75.6             84.2
                                                                                   ---------         --------
TOTAL ASSETS                                                                         2,644.7          3,419.7
                                                                                   =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt                                                                         44.4             44.9
Accounts payable                                                                       160.0            112.0
Other current liabilities                                                              203.1            227.2
                                                                                   ---------         --------
Total current liabilities                                                              407.5            384.1

Long-term debt                                                                       1,027.6          1,174.8
Deferred revenue                                                                       151.2            137.4
Deferred income taxes                                                                  147.8            142.4
Other long-term liabilities                                                            122.5            135.2
Minority interests                                                                         -             15.6
                                                                                   ---------         --------
Total liabilities                                                                    1,856.6          1,989.5
                                                                                   ---------         --------

Convertible redeemable preference shares                                                 4.9              4.9

Shareholders' equity:
Common shares                                                                           14.1             13.9
Additional paid-in capital
  Share premium                                                                        876.7            858.0
  Contributed surplus                                                                1,563.1          1,563.1
Treasury shares                                                                        (79.7)           (79.7)
Accumulated deficit                                                                 (1,561.1)          (903.4)
Cumulative currency translation adjustments                                            (29.9)           (26.6)
                                                                                   ---------         --------
Total shareholders' equity                                                             783.2          1,425.3
                                                                                   ---------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           2,644.7          3,419.7
                                                                                   =========         ========





See notes to consolidated financial statements

                                  ADT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                     (657.5)            52.9
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
Charge for the impairment of long-lived assets                                         744.7                -
Depreciation and goodwill and other intangibles amortization                           165.1            185.3
Interest on ITS Vendor Note                                                             (6.5)               -
Liquid Yield Option Notes discount amortization                                         15.1              4.6
Yield maintenance amortization - senior notes                                            1.5              0.8
Refinancing costs amortization                                                           2.8              4.4
Deferred income taxes                                                                    6.9             20.9
Extraordinary items                                                                      5.8              8.0
(Gain) loss on disposal of businesses                                                   (1.7)             5.4
(Gain) loss on disposal of investment in associates                                     (1.2)             5.1
Other                                                                                   (2.5)            (1.6)

Changes in assets and liabilities                                                      (39.5)           (34.2)
                                                                                     -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              233.0            251.6
                                                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net                                       (247.1)          (230.3)
Acquisition of businesses                                                              (25.5)            (5.1)
Disposal of businesses                                                                   3.0                -
Purchase of customer contracts                                                         (20.2)               -
Disposal of investment in and loans to associates                                       15.4              7.8
Purchase of other investments                                                           (3.8)               -
Other                                                                                   (0.5)             6.6
                                                                                     -------          -------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                             (278.7)          (221.0)
                                                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of short-term debt                                                       (3.1)           (24.9)
Repayments of long-term debt                                                          (208.2)          (210.0)
Proceeds from long-term debt                                                            53.7            310.5
Debt refinancing costs                                                                     -            (11.8)
Purchase of senior subordinated notes                                                  (24.0)           (10.3)
Proceeds from issue of common shares                                                    19.0              6.2
Other                                                                                   (0.3)            (4.4)
                                                                                     -------          -------
NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES                                  (162.9)            55.3
                                                                                     -------          -------
EFFECT OF CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS                             (0.5)             0.7
                                                                                     -------          -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (209.1)            86.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       350.9            221.9
                                                                                     -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             141.8            308.5
                                                                                     =======          =======





See notes to consolidated financial statements

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(i)         BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements incorporate the financial statements of ADT Limited ("ADT"), a company incorporated in Bermuda, and its subsidiaries (the "Company") and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with generally accepted accounting principles in the United States. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature, except for the acquisition of Automated Security (Holdings) PLC ("ASH") as discussed in note (ii), and except as discussed in note (iv) where, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, and except for the acquisition of Alert Centre, Inc. ("Alert") as discussed in note (xi). The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain figures at December 31, 1995 and for the nine months and three months ended September 30, 1995 have been reclassified to conform to the 1996 presentation. In particular, corporate expenses have been reclassified from other income less expenses to a separate component of operating income. This reclassification has had no net effect on the reported earnings for income before income taxes and net income. Results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1995. ADT Limited is a holding company with no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. ADT Limited's businesses are conducted through its subsidiaries.

(ii)        ACQUISITION OF AUTOMATED SECURITY (HOLDINGS) PLC

In September 1996 ADT acquired the whole of the issued capital of ASH, a United Kingdom company. Under the terms of the transaction, ASH shareholders received 3 ADT common shares for every 92 ASH ordinary shares, 2 ADT common shares for every 31 ASH 5 per cent convertible cumulative redeemable preference shares and 2 ADT common shares for every 31 ASH 6 per cent convertible cumulative redeemable preference shares. The total consideration in respect of the whole of the issued capital of ASH consisted of the issue of 7,034,940 ADT common shares.

ASH is engaged in the provision of electronic security services in North America and Europe. The acquisition of ASH by ADT has been accounted for by means of the pooling of interests method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board. The pooling of interests method of accounting assumes that the combining companies have been merged from their inception, and the historical consolidated financial statements for periods prior to consummation of the merger are restated as

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(ii)     ACQUISITION OF AUTOMATED SECURITY (HOLDINGS) PLC  (continued)

though the companies have been combined from their inception. Accordingly, the accompanying consolidated financial statements give effect to the transaction by means of a pooling of interests.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with (a) ADT's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1995, (b) ASH's consolidated financial statements, including the accounting policies and notes thereto, included in the Registrant's Current Report dated September 5, 1996 on Form 8-K/A-1 filed October 21, 1996 and (c) the Registrant's Current Report dated September 5, 1996 on Form 8-K/A-2 filed November 12, 1996.

The accompanying unaudited interim consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of ASH have previously been presented in pounds sterling, ASH's functional currency. For the purposes of the accompanying unaudited interim consolidated financial statements, ASH's consolidated financial statements have been translated into United States dollars at the appropriate exchange rates. In addition, ASH's financial year end is November 30, with appropriate quarterly period ends of February 28, May 31, and August 31. It is these periods which have been used to give effect to the pooling of interests with ADT without adjustment. Certain figures at December 31, 1995 and for the nine months and three months ended September 30, 1995 have been reclassified to conform to the 1996 presentation. In addition, certain figures of ASH for all periods presented have been reclassified to conform to the ADT presentation.

Combined and separate results of ADT and ASH for the periods preceding the merger were as follows:

                                                 ADT Group        ASH Group      Adjustments         Combined
                                                        $m               $m               $m               $m
Six months ended June 30, 1996
Net sales                                            715.6            118.1                -            833.7
Extraordinary items                                   (1.2)               -                -             (1.2)
Net loss                                            (347.7)          (328.9)             0.5(a)        (676.1)
                                                   -------          -------             ----          -------

Nine months ended September 30, 1995
Net sales                                          1,134.4            191.4                -          1,325.8
Extraordinary items                                   (8.0)               -                -             (8.0)
Net income (loss)                                     75.3            (20.5)            (1.9)(b)         52.9
                                                   -------          -------             ----          -------


(a) Income tax adjustment arising on preference share dividends accrued by the ASH group but not payable following merger.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(ii)     ACQUISITION OF AUTOMATED SECURITY (HOLDINGS) PLC (continued)

(b) Income tax adjustment of $0.3 million credit referred to in (a) above, and cumulative currency translation adjustments of $2.2 million arising on the disposal of businesses and associates by the ASH group whose consolidated financial statements were prepared in pounds sterling - its functional currency.

(iii)    BUSINESS SEGMENTS

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
NET SALES
Electronic security services                                                         1,038.8            996.3
Vehicle auction services                                                               222.8            329.5
                                                                                    --------         --------
                                                                                     1,261.6          1,325.8
                                                                                    ========         ========

OPERATING (LOSS) INCOME
Electronic security services                                                          (572.6)           139.0
Vehicle auction services                                                                20.4             60.2
Corporate                                                                              (27.7)           (21.5)
                                                                                    --------         --------
                                                                                      (579.9)           177.7
                                                                                    ========         ========


Three months ended September 30                                                         1996             1995
                                                                                          $m               $m

NET SALES
Electronic security services                                                           355.0            337.5
Vehicle auction services                                                                72.9            106.5
                                                                                    --------         --------
                                                                                       427.9            444.0
                                                                                    ========         ========

OPERATING INCOME
Electronic security services                                                            52.5             50.0
Vehicle auction services                                                                 9.7             17.2
Corporate                                                                              (15.1)            (6.7)
                                                                                    --------         --------
                                                                                        47.1             60.5
                                                                                    ========         ========

Net sales and operating (loss) income of the electronic security services and vehicle auction services divisions are discussed in Item 2.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(iii)       BUSINESS SEGMENTS (continued)

Corporate costs for the nine months ended September 30, 1996 included $11.3 million related to professional and other transaction costs arising in connection with the merger of ADT and ASH and the terminated merger with Republic Industries, Inc. ("Republic"), together with various refinancing costs incurred by the ASH group prior to the merger with ADT of $1.6 million (1995 - $2.6 million).

Corporate costs for the three months ended September 30, 1996 included $10.9 million related to professional and other transaction costs arising in connection with the merger of ADT and ASH and the terminated merger with Republic, together with, in respect of 1995, various refinancing costs incurred by the ASH group of $0.6 million.

(iv)        CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result of the adoption of SFAS 121, in the first quarter of 1996 the Company recorded an aggregate non-cash charge for the impairment of long-lived assets of $744.7 million, as a separate line item in the consolidated statements of income, with a consequential tax credit of $10.8 million. The $744.7 million impairment charge comprised $731.7 million relating to the electronic security services division and $13.0 million relating to the vehicle auction services division.

The impairment charge in the electronic security services division comprised $397.1 million relating to the ADT group all of which related to the carrying value of goodwill and other intangibles, with no consequential tax effect, and $334.6 million relating to the ASH group, of which $121.0 million related to the carrying value of subscriber systems installed at customers' premises which are included in property, plant and equipment, and $213.6 million related to the carrying value of goodwill and other intangibles, with a consequential tax credit of $10.8 million.

The impairment charge in the vehicle auction services division comprised $13.0 million relating to the ADT group all of which related to the carrying value of goodwill and other intangibles, with no consequential tax effect.

Further details are set out in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(v)         INTEREST INCOME AND INTEREST EXPENSE

Interest income and interest expense are discussed in Item 2.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(vi)        OTHER INCOME LESS EXPENSES

During the nine months ended September 30, 1996 other income less expenses included non-recurring net gains of $1.2 million (note (x)) (1995 - $5.1 million net losses) relating to the disposal of investment in associates.

During the three months ended September 30, 1995 other income less expenses included non-recurring net gains of $1.6 million relating to the disposal of investment in associates.

(vii)       EXTRAORDINARY ITEMS

In September 1996 the Company repaid in full all amounts owed by the ASH group under its senior notes and existing bank credit agreement, which was financed from cash on hand and loans drawn under the revolving bank credit agreement. Extraordinary items included the loss arising on repayment of $4.2 million and the write off of net unamortized deferred refinancing costs of $0.4 million relating to the early extinguishment of all amounts outstanding under the senior notes and bank credit agreement owed by the ASH group, with no consequential tax effect.

During the second quarter of 1996 and the third quarter of 1995 the Company reacquired in the market certain of its senior subordinated notes, which was financed from cash on hand. Extraordinary items included the loss arising on reacquisition of $0.8 million (1995 - $0.5 million gain) and the write off of net unamortized deferred refinancing costs of $0.6 million (1995 - $0.3 million) relating to the early extinguishment of certain amounts outstanding under the senior subordinated notes, and were stated net of applicable income taxes of $0.2 million (1995 - $0.1 million).

In July 1995 the Company repaid in full all amounts owed by the ADT group under the previous bank credit agreement which was subsequently cancelled. The Company funded the repayment from the net proceeds of the issue of its zero coupon subordinated Liquid Yield Option Notes. Extraordinary items in 1995 included the write off of net unamortized deferred refinancing costs of $12.8 million relating to the early extinguishment of all amounts outstanding under the previous bank credit agreement owed by the ADT group, and were stated net of applicable income taxes of $4.5 million.

(viii)      EARNINGS PER COMMON SHARE

The calculation of primary (loss) earnings per common share in the nine months ended September 30, 1996 was based on the weighted average of 136,823,772 (1995
- 137,813,540) common shares in issue during the period, which in 1996 did not allow for the allotment of common shares under executive share option schemes, which are considered common stock equivalents, because their effect was anti-dilutive as a consequence of the net loss for the period. Common stock equivalents included in the weighted average number of common shares in issue during the nine months ended September 30, 1995 was 2,554,132. Primary (loss) earnings per common share was based on adjusted net loss of $657.7 million (1995 - $52.6 million net income).

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(viii)      EARNINGS PER COMMON SHARE (continued)

The calculation of primary earnings per common share in the three months ended September 30, 1996 was based on the weighted average of 143,650,559 (1995 - 138,885,822) common shares in issue during the period after allowing for the allotment of common shares under executive share option schemes and the full conversion rights attaching to non-voting exchangeable shares which are considered common stock equivalents. Primary earnings per common share was based on adjusted net income available to common shareholders of $18.6 million (1995 - $17.9 million).

(ix)        INVENTORIES

                                                                                September 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m
Raw materials and consumables                                                            9.5              8.8
Work in process                                                                         15.7             14.1
Finished goods                                                                          12.8             15.1
                                                                                       -----            -----
                                                                                        38.0             38.0
                                                                                       =====            =====

(x)         INVESTMENT IN AND LOANS TO ASSOCIATE

In February 1996, the Company disposed of its entire interest in Shareholder Loan Notes with an issue price of $13.9 million and valued by the Company at $13.3 million and 33.1 per cent of the ordinary share capital of ITS valued by the Company at $0.9 million, for an aggregate cash consideration of $15.4 million. The net gain arising on the transaction amounted to $1.2 million which was included in other income less expenses (note (vi)).

As a result of the above transaction, the Company now holds a 10.0 per cent interest in the ordinary share capital of ITS, valued by the Company at a nominal amount, together with the Vendor Note, which at September 30, 1996 is disclosed as a long-term investment amounting to $81.8 million.

(xi)        MINORITY INTERESTS

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

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xii)       COMMON SHARES

                                                                                September 30      December 31
                                                                                        1996             1995
Number of common shares of $0.10 each:
Authorized                                                                       220,000,000      220,000,000
Issued and outstanding                                                           140,824,159      138,885,405

In July 1996, as part of the then agreement to combine with Republic, ADT issued to Republic a warrant to acquire 15 million common shares of ADT at an exercise price of $20 per common share. Following termination of the agreement to combine with Republic, the warrant is exercisable by Republic in the six month period commencing September 27, 1996.

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)      ADT OPERATIONS, INC.

ADT Operations, Inc., a company incorporated in the State of Delaware, United States, is an indirect wholly owned subsidiary of ADT Limited. ADT Operations, Inc. is a holding company that, through its subsidiaries, conducts a substantial proportion of the Company's electronic security services business in the United States and all of the Company's vehicle auction services business in the United States. ADT Operations, Inc. has no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents.

CONSOLIDATED STATEMENTS OF INCOME

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
NET SALES                                                                              899.0            811.8
Cost of sales                                                                         (444.2)          (399.9)
Selling, general and administrative expenses                                          (307.9)          (269.9)
Charge for the impairment of long-lived assets                                        (316.4)               -
                                                                                     -------          -------
OPERATING (LOSS) INCOME                                                               (169.5)           142.0
Interest income - affiliates                                                             0.3                -
Interest income - non-affiliates                                                         2.1              2.0
Interest expense - affiliates                                                          (23.9)           (16.4)
Interest expense - non-affiliates                                                      (56.0)           (60.4)
Gain on disposal of assets to affiliates                                                26.8                -
Other expenses less income                                                              (5.2)            (4.8)
                                                                                     -------          -------
(LOSS) INCOME BEFORE INCOME TAXES                                                     (225.4)            62.4
Income taxes                                                                           (19.7)           (20.7)
                                                                                     -------          -------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                                              (245.1)            41.7
Extraordinary items                                                                     (0.4)            (8.5)
                                                                                     -------          -------
NET (LOSS) INCOME                                                                     (245.5)            33.2
                                                                                     =======          =======

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)      ADT OPERATIONS, INC. (continued)

CONSOLIDATED STATEMENTS OF INCOME

Three months ended September 30                                                         1996             1995
                                                                                          $m               $m
NET SALES                                                                              305.9            273.9
Cost of sales                                                                         (152.6)          (135.6)
Selling, general and administrative expenses                                          (105.3)           (91.1)
                                                                                     -------          -------
OPERATING INCOME                                                                        48.0             47.2
Interest income - affiliates                                                             0.3                -
Interest income - non-affiliates                                                         0.6              1.2
Interest expense - affiliates                                                           (8.4)            (5.8)
Interest expense - non-affiliates                                                      (18.6)           (20.5)
Other expenses less income                                                              (2.1)            (1.5)
                                                                                     -------          -------
INCOME BEFORE INCOME TAXES                                                              19.8             20.6
Income taxes                                                                            (5.6)            (6.4)
                                                                                     -------          -------
INCOME BEFORE EXTRAORDINARY ITEMS                                                       14.2             14.2
Extraordinary items                                                                        -             (8.5)
                                                                                     -------          -------
NET INCOME                                                                              14.2              5.7
                                                                                     =======          =======

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)   ADT OPERATIONS, INC. (continued)

CONSOLIDATED BALANCE SHEETS

                                                                                September 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m
ASSETS
Current assets:
Cash and cash equivalents                                                               71.6             54.0
Accounts receivable - net - affiliates                                                  48.2             28.9
Accounts receivable - net - non-affiliates                                             196.0            132.8
Inventories                                                                             19.5             17.2
Prepaid expenses and other current assets                                               14.3              6.9
                                                                                    --------         --------
Total current assets                                                                   349.6            239.8

Long-term notes receivable - affiliates                                                 50.3                -
Property, plant and equipment - net                                                  1,141.4          1,049.1
Goodwill and other intangibles - net                                                   340.8            698.4
Other long-term assets                                                                  26.3             28.9
                                                                                    --------         --------
TOTAL ASSETS                                                                         1,908.4          2,016.2
                                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt - non-affiliates                                                        41.2             36.3
Accounts payable - affiliates                                                           21.4              9.6
Accounts payable - non-affiliates                                                      130.9             75.2
Other current liabilities - non-affiliates                                             115.3            127.5
                                                                                    --------         --------
Total current liabilities                                                              308.8            248.6

Long-term debt - affiliates                                                            187.9            130.2
Long-term debt - non-affiliates                                                        922.1            895.4
Deferred revenue                                                                        70.7             67.3
Deferred income taxes                                                                  109.8             92.9
Other long-term liabilities - affiliates                                               120.5            129.8
Other long-term liabilities - non-affiliates                                            94.0             96.3
Minority interests                                                                         -             15.6
                                                                                    --------         --------
Total liabilities                                                                    1,813.8          1,676.1
                                                                                    --------         --------

Shareholders' equity:
Common shares                                                                              -                -
Contributed surplus                                                                    858.5            858.5
Accumulated deficit                                                                   (763.9)          (518.4)
                                                                                    --------         --------
Total shareholders' equity                                                              94.6            340.1
                                                                                    --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           1,908.4          2,016.2
                                                                                    ========         ========

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)   ADT OPERATIONS, INC. (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                     (245.5)            33.2
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
Charge for the impairment of long-lived assets                                         316.4                -
Depreciation and goodwill and other intangibles amortization                           114.0            101.9
Liquid Yield Option Notes discount amortization                                         15.1              4.6
Refinancing costs amortization                                                           2.4              4.1
Deferred income taxes                                                                   17.1             18.2
Extraordinary items                                                                      0.4              8.5
Gain on disposal of assets to affiliates                                               (26.8)               -
Other                                                                                   (2.6)            (1.1)

Changes in assets and liabilities                                                      (32.4)           (19.6)
                                                                                     -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              158.1            149.8
                                                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment - net                                       (200.0)          (158.5)
Long-term notes receivable - affiliates                                                (50.0)               -
Acquisition of businesses from non-affiliates                                          (25.5)            (0.9)
Purchase of customer contracts                                                          (4.0)               -
Disposal of assets to affiliates                                                        73.5                -
Other                                                                                   (1.2)            (0.5)
                                                                                     -------          -------
NET CASH UTILIZED BY INVESTING ACTIVITIES                                             (207.2)          (159.9)
                                                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of short-term debt - non-affiliates                                      (2.6)           (22.1)
Proceeds from long-term debt - affiliates                                               34.3              5.0
Repayments of long-term debt - non-affiliates                                          (15.0)          (209.6)
Proceeds from long-term debt - non-affiliates                                           50.0            297.4
Debt refinancing costs                                                                     -            (11.8)
Other                                                                                      -             (2.2)
                                                                                     -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               66.7             56.7
                                                                                     -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               17.6             46.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        54.0             78.3
                                                                                     -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              71.6            124.9
                                                                                     =======          =======

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)   ADT OPERATIONS, INC. (continued)

BUSINESS SEGMENTS
Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
NET SALES
Electronic security services                                                           676.2            606.0
Vehicle auction services                                                               222.8            205.8
                                                                                     -------          -------
                                                                                       899.0            811.8
                                                                                     =======          =======

OPERATING (LOSS) INCOME
Electronic security services                                                          (190.5)           112.9
Vehicle auction services                                                                20.4             29.6
Corporate                                                                                0.6             (0.5)
                                                                                     -------          -------
                                                                                      (169.5)           142.0
                                                                                     =======          =======

Three months ended September 30                                                         1996             1995
                                                                                          $m               $m

NET SALES
Electronic security services                                                           233.0            207.0
Vehicle auction services                                                                72.9             66.9
                                                                                     -------          -------
                                                                                       305.9            273.9
                                                                                     =======          =======

OPERATING INCOME
Electronic security services                                                            36.7             38.9
Vehicle auction services                                                                 9.7              8.4
Corporate                                                                                1.6             (0.1)
                                                                                     -------          -------
                                                                                        48.0             47.2
                                                                                     =======          =======

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)   ADT OPERATIONS, INC. (continued)

                                                                                September 30      December 31
                                                                                        1996             1995
                                                                                          $m               $m
INVENTORIES
Raw materials and consumables                                                            6.7              6.5
Work in process                                                                          9.2              7.4
Finished goods                                                                           3.6              3.3
                                                                                       -----           ------
                                                                                        19.5             17.2
                                                                                       =====           ======

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

At September 30, 1996, ADT Operations, Inc. had $381.2 million of Senior Indebtedness comprised of $50.0 million of Senior Indebtedness related to loans under the revolving bank credit agreement, $81.2 million of Senior Indebtedness related to letters of credit issued under the terms of the revolving bank credit agreement and $250.0 million of Senior Indebtedness related to the Senior Notes, (in each case as defined in the Senior Subordinated Note Indenture).

At September 30, 1996, ADT Limited had no Guarantor Senior Indebtedness (as defined in the Senior Note Indenture, but excluding Indebtedness in respect of guarantees issued by ADT Limited of debt of ADT Operations, Inc. or its subsidiaries). At September 30, 1996, the subsidiary guarantors had $47.6 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture), in each case ranking pari passu in right of payment with the Senior Note Guarantees.

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

                                  ADT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(xiii)   ADT OPERATIONS, INC. (continued)

                                                                                September 30      December 31
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

NET SALES

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
Electronic security services                                                         1,038.8            996.3
Vehicle auction services                                                               222.8            329.5
                                                                                    --------         --------
Net sales                                                                            1,261.6          1,325.8
                                                                                    ========         ========

OPERATING (LOSS) INCOME AND (LOSS) INCOME BEFORE INCOME TAXES

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m

Electronic security services                                                          (572.6)           139.0
Vehicle auction services                                                                20.4             60.2
Corporate expenses                                                                     (27.7)           (21.5)
                                                                                    --------         --------
Operating (loss) income                                                               (579.9)           177.7
                                                                                    --------         --------

Interest income                                                                         18.2             12.3
Interest expense                                                                       (78.6)           (89.2)
Gain (loss) on disposal of businesses                                                    1.7             (5.4)
Other income less expenses                                                               1.4             (4.9)
                                                                                    --------         --------
(Loss) income before income taxes                                                     (637.2)            90.5
                                                                                    ========         ========


Charge for the impairment of long-lived assets                                         744.7                -
Depreciation and goodwill and other intangibles amortization                           165.1            185.3
Capital expenditures                                                                   252.0            236.5

The charge for the impairment of long-lived assets, other income less expenses and corporate expenses are discussed in Item 1.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Three months ended September 30                                                         1996             1995
                                                                                          $m               $m
Electronic security services                                                           355.0            337.5
Vehicle auction services                                                                72.9            106.5
                                                                                      ------           ------
Net sales                                                                              427.9            444.0
                                                                                      ======           ======

OPERATING INCOME AND INCOME BEFORE INCOME TAXES

Three months ended September 30                                                         1996             1995
                                                                                          $m               $m


Electronic security services                                                            52.5             50.0
Vehicle auction services                                                                 9.7             17.2
Corporate expenses                                                                     (15.1)            (6.7)
                                                                                      ------           ------
Operating income                                                                        47.1             60.5
                                                                                      ------           ------

Interest income                                                                          5.4              4.7
Interest expense                                                                       (24.5)           (30.4)
Gain (loss) on disposal of businesses                                                    1.7             (0.5)
Other income less expenses                                                               0.7              0.9
                                                                                      ------           ------
Income before income taxes                                                              30.4             35.2
                                                                                      ======           ======

Depreciation and goodwill and other intangibles amortization                            57.2             60.6
Capital expenditures                                                                    91.8             82.7

Corporate expenses and other income less expenses are discussed in Item 1.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ELECTRONIC SECURITY SERVICES - RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of the division, which represented approximately 82 per cent of the Company's consolidated net sales, increased 4.3 per cent in 1996 to $1,038.8 million from $996.3 million in 1995. This sales increase was attributable to an increase of $83.0 million in the sales of the North American operations offset by a $40.5 million decline in the sales of the European operations, which was due to the exclusion of sales of the European electronic article surveillance operation and certain businesses operating in the ASH group, all of which were disposed of during 1995. In North America the increase in sales was due to the first time inclusion of the sales of Alert which was acquired in December 1995, as well as increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. Although unit residential security systems sales in North America increased in 1996 compared to 1995, due to price competition in the market place, residential installation revenues in North America showed a modest decline in 1996 compared with 1995. The commercial business in the United States experienced modest growth in new system sales and installation revenues, and growth in recurring commercial revenues continues to be affected by these factors. In Europe, after allowing for business disposals, sales showed a modest increase in 1996 compared with 1995.

Operating results of the division declined from $139.0 million income in 1995 to a $572.6 million loss in 1996, due to a charge for the impairment of long-lived assets of $731.7 million.

Operating income of the division before the charge for the impairment of long-lived assets increased 14.5 per cent in 1996 to $159.1 million from $139.0 million in 1995. Operating income before the charge for the impairment of long-lived assets as a percentage of net sales ("Operating margin") increased to 15.3 per cent in 1996 from 14.0 per cent in 1995. The increase in operating income before the charge for the impairment of long-lived assets principally reflected the first time inclusion of Alert, the disposal of the European electronic article surveillance operation in November 1995, and the continuing success of the North American residential security system sales program, which has achieved further advances in recurring revenues in 1996. However, this improvement has been offset by continued price competition, which has caused the contribution from residential installation revenues and outright residential sales to show a modest decline, and by increased marketing and selling costs.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of the division, which represented approximately 83 per cent of the Company's consolidated net sales for the quarter, increased 5.2 per cent in 1996 to $355.0 million from $337.5 million in the third quarter of 1995. This sales increase was attributable to an increase of $28.2 million in the sales of the North American operations offset by a $10.7 million decline in the sales of the European operations, which was due to the exclusion of sales of the European electronic article surveillance operation and certain businesses operating in the ASH group, all of which were disposed of during 1995. In North America the increase in sales was due to the first time inclusion of the sales of Alert which was acquired in December 1995, as well as increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. Although unit residential security systems sales in North America increased in the third quarter of 1996 compared with the third quarter of 1995, due to price competition in the market place, residential

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

installation revenues in North America showed a modest decline in the third quarter of 1996 compared with 1995. The commercial business in the United
States remained flat in installation revenues, and there was a modest increase in new system sales, and growth in recurring commercial revenues continues to be affected by these factors. In Europe, after allowing for business disposals, sales showed a modest increase in 1996 compared with 1995.

Operating income of the division increased 5.0 per cent in 1996 to $52.5 million from $50.0 million in the third quarter of 1995. Operating margin remained flat at 14.8 per cent in the third quarter of 1996 compared to the third quarter of 1995. The continuing success in North America of the residential security systems sales program and the related increase in recurring revenues were offset by increased marketing, selling and service costs, and by continued price competition, which has caused the contribution from residential installation revenues and outright residential sales to show a modest decline.

VEHICLE AUCTION SERVICES - RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of the vehicle auction services division declined from $329.5 million in 1995 to $222.8 million in 1996 due to the exclusion of the sales of European Auctions which was sold in December 1995.

Net sales of the United States vehicle auction services business, which represented approximately 18 per cent of the Company's consolidated net sales, increased 8.3 per cent in 1996 to $222.8 million from $205.8 million in 1995. The volume of vehicles sold increased by approximately 6 per cent which was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 34 per cent, while the volume of vehicles sold for vehicle manufacturers and new and used vehicle dealers declined by approximately 9 per cent and approximately 1 per cent, respectively.

Operating results of the division declined from $60.2 million in 1995 to $20.4 million in 1996 due to a charge for the impairment of long-lived assets of $13.0 million and the exclusion of the operating income of European Auctions.

Operating income before the charge for the impairment of long-lived assets of the United States vehicle auction services business increased to $33.4 million in 1996 from $29.6 million in 1995. Operating margin increased to 15.0 per cent in 1996 from 14.4 per cent in 1995. The increases in operating income and Operating margin were due principally to the increase in volume of vehicles sold and to an increase in the ratio of vehicles sold to vehicles entered for sale to approximately 57 per cent in 1996 from approximately 56 per cent in 1995 which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales of the vehicle auction services division declined from $106.5 million in 1995 to $72.9 million in 1996 due to the exclusion of the sales of European Auctions which was sold in December 1995.

Net sales of the United States vehicle auction services business, which represented approximately 17 per cent of the Company's consolidated net sales for the quarter, increased 9.0 per cent in 1996 to $72.9 million from $66.9 million in the third quarter of 1995. The volume of vehicles sold increased by approximately 7 per cent which was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 31 per cent, while the volume of vehicles sold for vehicle manufacturers and new and used vehicle dealers declined by approximately 5 per cent and approximately 3 per cent, respectively.

Operating results of the division declined from $17.2 million in 1995 to $9.7 million in 1996 due to the exclusion of the operating income of European Auctions.

Operating income of the United States vehicle auction services business increased to $9.7 million in 1996 from $8.4 million in the third quarter of 1995. Operating margin increased to 13.3 per cent in 1996 from 12.6 per cent in 1995. The increases in operating income and Operating margin were due principally to the increase in the volume of vehicles sold.

The Company announced on November 6, 1996 that it intends to sell its vehicle auction operations in the United States in order to further concentrate on the expansion of the Company's electronic security services business.

INTEREST INCOME AND INTEREST EXPENSE

Nine months ended September 30                                                          1996             1995
                                                                                          $m               $m
Interest income                                                                         18.2             12.3
Interest expense                                                                       (78.6)           (89.2)

Three months ended September 30                                                         1996             1995
                                                                                          $m               $m

Interest income                                                                          5.4              4.7
Interest expense                                                                       (24.5)           (30.4)

During the nine months and three months ended September 30, 1996 interest income included $6.5 million and $2.2 million, respectively, relating to the ITS Vendor Note.

Interest expense declined in 1996, principally due to the effects of the refinancing which took place in the third quarter of 1995. During the nine months ended September 30, 1996 interest expense included $15.1 million (1995 - $4.6 million) relating to Liquid Yield Option Notes discount amortization, $1.5 million (1995 - $0.8 million) relating to yield maintenance amortization - senior notes and $2.8 million (1995 - $4.4 million) relating to refinancing costs amortization. During the three months ended September 30, 1996 interest expense included $5.1 million (1995 - $4.6 million) relating to Liquid Yield Option Notes discount

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

amortization, $0.5 million (1995 - $0.3 million) relating to yield maintenance amortization - senior notes and $0.9 million (1995 - $1.4 million) relating to refinancing costs amortization.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents amounted to $209.1 million, after the negative effect of currency translation on cash and cash equivalents of $0.5 million. Net cash of $233.0 million provided by operating activities was offset by net cash utilized by investing activities of $278.7 million and $162.9 million utilized by financing activities.

Net cash provided by operating activities of $233.0 million principally included cash provided by the Company's electronic security services and vehicle auction services divisions less other expenses and adjusted for the net increase in working capital. Within the net increase of $39.5 million in working capital, net increases in accounts receivable of $65.6 million and other assets of $7.9 million were offset by a net increase in liabilities of $34.0 million, principally relating to increases in accounts payable and deferred revenue and a decrease in other liabilities. The movements in accounts receivable and accounts payable were principally due to the timing of cash receipts and payments in the vehicle auction business in respect of vehicle sales which took place in the latter part of September 1996. The movement in deferred revenue was principally due to the timing of billings within the electronic security services division.

Net cash utilized by investing activities of $278.7 million was principally due to capital expenditures of $223.5 million and $17.0 million in the electronic security services and vehicle auction services divisions, respectively, $25.5 million relating to the acquisition of the minority interest in Alert and $20.2 million relating to the purchase of customer contracts to provide electronic security monitoring, which was offset by $15.4 million received on the disposal of certain investments in and loans to associates.

Net cash utilized by financing activities of $162.9 million was principally due to the purchase of $23.2 million face value of the Company's senior subordinated notes at a cost of $24.0 million and the repayments of long-term debt of $208.2 million, which was offset by $19.0 million of proceeds from the issue of common shares and the proceeds from long-term debt of $53.7 million.

A market purchase program in respect of Liquid Yield Option Notes due 2010, with a market value of up to $100 million, was approved by the board of directors in August 1996, to be carried out at prevailing market prices from time to time, depending upon market conditions and other considerations.

On October 11, 1996 the Company gave notice to the holders of the Company's 5-3/4 per cent and 6 per cent convertible cumulative redeemable preference shares, of which 756 and 4,180 respectively were outstanding, that all such outstanding preference shares, not previously converted, would be redeemed on November 11, 1996 at their issue amount of $1,000 per share. All such preference shares were redeemed.

The Company believes that the working capital at September 30, 1996, its available credit facilities and the current cash flows from operations are adequate for the Company's normal growth and operating needs, the

                                  ADT LIMITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

funding of its capital expenditures budget, the funding of the purchase and redemption programs referred to above and the current servicing of its debt requirements.

FORWARD LOOKING INFORMATION

Certain statements in this Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995. In particular any statements contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among others, overall economic and business conditions, the demand for the Company's services, competitive factors in the industry, regulatory approvals and the uncertainty of consummation of future acquisitions.

                                  ADT LIMITED

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

11.1        Statement regarding the computation of earnings per common share.

27          Financial Data Schedule (for SEC use only).


(b) Current Reports on Form 8-K were filed by ADT Limited on July 10, 1996, July 16, 1996, and September 30, 1996 comprising certain details of the proposal to combine with Republic Industries, Inc.

            Current Reports on Form 8-K were filed by ADT Limited on September 19, 1996, October 21, 1996 and November 12, 1996 regarding the acquisition of Automated Security (Holdings) PLC.





SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             ADT LIMITED


                                             /s/ Stephen J. Ruzika
November 12, 1996                            ---------------------------------
                                             Stephen J. Ruzika

                                             Chief Financial Officer, Executive Vice President and Director
                                             (Principal Financial Officer and Principal Accounting Officer)

                                  ADT LIMITED

                     INDEX TO EXHIBITS TO QUARTERLY REPORT
                                  ON FORM 10-Q
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1996

EXHIBIT                                                                                 PAGE NUMBER
11.1                      Statement regarding the computation of earnings per
                          common share.

27                        Financial Data Schedule (for SEC use only).