Form 10-K
period 1996-12-31
ADT LIMITED
filed 1997-03-28
CIK 833444

FORM 10-K

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _______________________
                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 0-16979
-------------------------------------------------------------------------------

                                  ADT LIMITED
            (Exact Name of Registrant as Specified in its Charter)

           BERMUDA                     Cedar House            Not Applicable
(Jurisdiction of Incorporation       41 Cedar Avenue        (I.R.S. Employer
       or Organization)          Hamilton HM12, Bermuda    Identification No.)
                                  (Address of Principal
                                   Executive Offices)*         Not Applicable
                                                                  (Zip Code)

Registrant's telephone number, including area code 441-295-2244*   *See page 2
------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act:


  Title of each class               Name of each exchange on which registered
  Common Shares, par value
     $0.10 per share                New York Stock Exchange
  Series A First Preference
     Share purchase rights          New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Based on the closing market price per Common Share of $26 7/8 on March 24, 1997, the aggregate market value of the voting shares held by non affiliates of the registrant was $4,125.7 million.

At March 24, 1997, the number of shares outstanding of the registrant's Common Shares par value $0.10 per share was 156,696,447 shares. A subsidiary of ADT Limited owns 3,182,787 Common Shares which are included in the number outstanding.

                               Table of Contents


                                                                Page

PART I
ITEM 1.   DESCRIPTION OF BUSINESS................................  1
ITEM 2.   DESCRIPTION OF PROPERTIES.............................. 15
ITEM 3.   LEGAL PROCEEDINGS...................................... 16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...................................... 18

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS........................ 19
ITEM 6.   SELECTED FINANCIAL DATA................................ 21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 23
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............ 34
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..... 34

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..... 34
ITEM 11.  EXECUTIVE COMPENSATION................................. 37
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          AND MANAGEMENT......................................... 45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 47

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K................................ 47
          SIGNATURES............................................. 52

ADT LIMITED ANNUAL REPORT ON FORM 10-K

The consolidated financial statements of ADT Limited (ADT Limited and its subsidiaries, where appropriate, is sometimes referred to hereinafter as "ADT" or the "Company") appearing in this Annual Report have been prepared in United States dollars ("US dollars" or "$") in accordance with generally accepted accounting principles in the United States.

This Annual Report contains translations of certain amounts from various currencies into US dollars. The translations of such foreign currencies into US dollars appearing in this Annual Report have been made in accordance with the principles set out in notes 2 and 3 of the notes to consolidated financial statements of the Company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

ADT, through its subsidiaries, is engaged in two service businesses, electronic security services in North America and Europe and vehicle auction and related services in the United States.

History of ADT Limited

ADT Limited was incorporated in Bermuda on September 28, 1984 under the name Hawley Group Limited. In December 1984, as part of a corporate reorganization, Hawley Group Limited became the parent company of the Hawley group of companies. Prior to this reorganization, the parent company of the Hawley group of companies was Hawley Group PLC ("Hawley Group"), a company into which new management had been introduced in 1977, headed by Mr. M.A. Ashcroft, Chairman and Chief Executive Officer of ADT Limited. At the time of the reorganization, the Hawley group of companies had a number of interests in service and other industries. ADT Limited became a publicly traded company under the name Hawley Group Limited on December 24, 1984 when its common shares were listed for trading on the London Stock Exchange. Prior to this date, the ordinary shares of Hawley Group had been listed on the London Stock Exchange. Hawley Group Limited changed its name to ADT Limited in 1988 after its acquisition in 1987 of ADT, Inc. (now named ADT Security Services, Inc., hereinafter "ADT Security Services"). ADT Limited's businesses are conducted through its subsidiaries.

ADT Limited operates under the Companies Act, 1981 of Bermuda (as amended).

Development of ADT's Electronic Security Services Business

The electronic security services division in North America principally consists of ADT Security Services, ADT Canada, Inc., Alert Centre, Inc. ("Alert") and API Security, Inc., a subsidiary of Automated Security (Holdings) PLC ("ASH"). ADT built the core of its North American electronic security services business by acquiring Electro-Protective Corporation of America in 1981, the business of Crime Control, Inc., and ADT Security Services in 1987. Between 1982 and 1985, ADT also acquired several small security services businesses in North America. The electronic security services division in Europe consists of ASH, principally doing business as Modern Security Systems Limited in the United Kingdom, and Electric Protection Services Limited doing business as ADT Security Systems in the United Kingdom ("Electric Protection") and other subsidiaries doing business under the ADT name in continental Europe. Electric Protection and the principal continental European subsidiaries were acquired as part of the acquisition of ADT Security Services in 1987.

In 1990, ADT acquired Britannia Security Group PLC
("Britannia"), operating principally in the United Kingdom and, in the third quarter of 1996 merged with and acquired ASH, which provides electronic security services in the United Kingdom and North America. In the fourth quarter of 1995, ADT disposed of its electronic article surveillance business which was based in Europe and which was previously acquired as part of Britannia. Alert, which provides electronic security services in the United States, was acquired in the fourth quarter of 1995.

Development of ADT's Vehicle Auction Business

ADT's auction division was established in 1987 by the acquisition of The British Car Auction Group PLC ("BCA") which, at that time, had 14 auction centers in the United Kingdom and 12 auction centers in the United States.
BCA was established in the United Kingdom in 1946 and, during the period from 1946 to 1982, it expanded its vehicle auction business in the United Kingdom. In 1982, BCA entered the vehicle auction business in the United States by acquiring two vehicle auctions. From 1982 to 1987, BCA acquired and constructed additional auction sites in both the United States and the United Kingdom. Since 1987, the auction division has expanded its vehicle auction operations by the purchase of eight auction businesses and four auction centers in the United States, the development and construction of seven new auction centers and by internal growth. In the fourth quarter of 1995, ADT disposed of its vehicle auction businesses in the United Kingdom and continental Europe, retaining a 10 per cent equity interest. In the United States, the auction division consists of ADT Automotive Holdings, Inc. and its subsidiaries (formerly Anglo American Auto Auctions).

Registered and Principal Executive Offices

The registered and principal executive offices of ADT Limited are located at Cedar House, 41 Cedar Avenue, Hamilton HM 12, Bermuda. The executive offices of the subsidiary which supervises ADT's North American activities are located in the United States at 1750 Clint Moore Road, PO Box 5035, Boca Raton, Florida 33431. The telephone number there is 561-988-3600.

BUSINESS DESCRIPTION

ADT, through its subsidiaries, is engaged in two service businesses, electronic security services in North America and Europe and vehicle auction and related services in the United States. In this business description, the term "ADT" is used to refer to the relevant operating subsidiary of ADT Limited engaged in that part of the business being described where the term appears.

ADT's principal activities in the electronic security services business are the electronic monitoring and maintenance of its installed base of security systems and the installation of new, monitored security systems to add to its installed base. Monitored systems may be sold or, as is most often the case, ADT may retain ownership of installed systems. ADT receives contractual recurring fees for monitoring security systems through its electronic customer monitoring centers and for maintenance of security systems installed at customer premises and other related services. ADT sells, installs and maintains monitored security systems, integrated electronic security systems and other electronic security products for additional fees. Annualized contractually recurring fees for electronic monitoring and maintenance of security systems installed at customer premises, and other related services, as of December 31, 1996, represented approximately 65 per cent of ADT's total electronic security services revenues in North America and Europe for 1996. The remainder of ADT's security revenues were derived from the outright sale and installation of security systems, the installation of security systems in accordance with monitoring service agreements and the maintenance of security systems on a non-contractual basis.

ADT's vehicle auction business operates a network of large modern auction centers in the United States which provide an organized wholesale marketplace for the sale and purchase of used vehicles. Principal sellers, or consignors, include new and used vehicle dealers, vehicle manufacturers, fleet operators, leasing companies, financial institutions and government agencies. Principal purchasers include franchise and non-franchise vehicle dealers and distributors who acquire vehicles to sell in the retail market.

The following table presents the proportion of revenues derived by ADT from electronic security services and vehicle auction services in 1995 and 1996.

                                                      Proportion of total                 Proportion of total
                                                  Electronic Security Services             Business Revenues
                                                            Revenues
                                                     1995               1996              1995            1996
Electronic Security Services
North America                                         71%                75%              54%             62%
United Kingdom and Continental Europe                 29%                25%              22%             20%
                                                  Proportion of total Vehicle
                                                   Auction Services Revenues
Vehicle Auction Services
United States                                         62%               100%              15%             18%
United Kingdom and Continental Europe                 38%                  *               9%               *

* ADT's vehicle auction services businesses in the United Kingdom and continental Europe were disposed of in the fourth quarter of 1995.

Electronic Security Services

The Industry

The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic security products and services and highly labor intensive manned guarding and patrol services.
ADT's electronic security services division competes primarily in the comparatively capital intensive electronic monitoring security services sector of the industry. Electronic security products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems for commercial and residential use. This business utilizes modern electronic devices installed in customers' businesses and residences to provide detection of events, such as intrusion or fire, surveillance and control of access or articles. Event detection devices may be monitored by monitoring centers, such as ADT's customer monitoring centers, which are linked to the customer through telephone lines. These centers are often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed circuit television systems and access control.

The development of centrally monitored alarm systems began at the turn of the century and, historically, these systems were considered a relatively expensive form of security and were purchased primarily by businesses and affluent individuals. The industry continued to evolve as telephone networks spread and technology advanced. Progress continued steadily until the early 1970's when computer technology and semi-conductor components began to be incorporated into monitoring systems. Since then, the development of telecommunications technology and its application in security systems has accelerated, and technological advances have increased the availability of lower cost, sophisticated electronics. These advances have enabled the industry to access a wider market by providing a broader range of monitored security services at a variety of price levels. Concurrently with these technological advances, demand for security systems has grown with the increase in the general awareness of security issues and rising crime rates. Customers also purchase security systems due to the practice in the insurance industry of reducing premiums for customers who have a security system installed, or requiring the installation of a security system as a condition of coverage.

STAT Resources, Inc., an independent market research firm ("STAT Resources"), estimates that total United States commercial electronic security systems and services market revenues and total residential electronic security systems and services market revenues were approximately $8.0 billion and $5.0 billion, respectively in 1996. ADT accounted for approximately 7.7 per cent and 7.5 per cent of these amounts, respectively. Although a certain amount of industry consolidation has taken place, the industry in North America remains highly fragmented and STAT Resources estimates that there were approximately 13,000 companies in the United States electronic security systems and services market in 1996. The electronic security services industry in Europe is also highly fragmented.


Business Strategy

ADT[Registered] is a leading name in electronic security services, and ADT believes that its name is important in the marketing of its security services and in competing with other electronic security service providers. Before 1987, ADT's electronic security services business served predominantly commercial customers. Since 1987, ADT's goals have been to create a lower cost, more efficient operation, suitable for long-term growth and greater profitability, and to take advantage of the economies of scale resulting from increased utilization of its infrastructure. Since 1987, ADT has (i) reduced the number of central stations and equipped its customer monitoring centers with enhanced computer technology to further automate the monitoring process and thus provide increased monitoring capacity, (ii) modernized and streamlined its computer-based administration and control systems, (iii) enhanced customer service programs through improved training programs for sales, management, installation and service employees and (iv) intensively marketed electronic monitoring services to residential customers to take greater advantage of the increased monitoring capacity created by the monitoring center consolidation and modernization program.

Between 1987 and 1993, ADT significantly reduced the number of its central stations from 162 to 30 in North America and Europe while increasing monitoring capacity and maintaining geographical coverage. Since then ADT has continued to pursue its strategy of central station consolidation, although closures have taken place at a slower rate. Further opportunities for central station consolidation now exist following the acquisition of ASH. In the first quarter of 1997, ADT announced that it was investing in planned enhancements to its technological infrastructure to facilitate a further consolidation of its monitoring center network in order to provide for future anticipated growth opportunities while lowering costs and increasing monitoring capacity and operating efficiency.

As a result of ADT's program implemented in 1988 to target the residential sector in North America, as well as growth in the level of consumer concern over crime and security generally and the availability of lower priced systems, ADT has significantly expanded its residential customer base in North America. Since 1988, ADT has enjoyed an annual compound growth rate in residential unit sales in excess of 36 per cent. ADT believes that because of the success of its sales and marketing efforts since 1988, it is uniquely positioned to benefit from the range of technological developments that are expanding and diversifying the types of services that ADT is able to offer.

During the past several years, ADT's business has been evolving from that of primarily an intrusion alarm company into a data information company. ADT has, in the past few years, been offering energy management products and services to regulate the temperature and lighting in a customer's premises. This service has been achieved through the use of a communication protocol which utilizes the premises' existing alternating-current wiring. Another creative use of new technologies has permitted the launch of CarCop[Registered] which combines three significant infrastructures, cellular communications, the global positioning satellite system and ADT's 24 hour monitoring services, to provide a revolutionary new personal protection and vehicle security service.

ADT believes that its broad customer base, its unique national distribution system and its highly skilled workforce provide it with a strong capacity to exploit new technologies and, given the rapid pace of technological change, ADT anticipates that it will explore partnering opportunities with premier companies in a variety of industries.

ADT's overall goal is to expand its customer base in both the commercial and residential sectors. The commercial sectors in North America, the United Kingdom and continental Europe represent well established markets with growth prospects closely related to the overall economic growth in these markets. ADT's strategy is to retain a high percentage of its existing commercial and residential customers by continuing to provide high quality service. As part of its strategy to maintain and enhance its commercial market position in North America, ADT has a national accounts sales team in place in the United States to serve customers that have multiple locations. ADT believes that the North American residential marketplace continues to represent a relatively unpenetrated market and ADT's strategy is to continue to market and install large numbers of new residential security systems, primarily in this market. ADT is continuing to implement this strategy through intensive advertising and marketing in metropolitan areas. ADT believes that incremental monitoring revenues from new customers should enhance operating margins because additional customers can be served through ADT's existing monitoring facilities with very little impact on ADT's total operating costs associated with monitoring security systems. ADT, however, incurs marketing costs associated with the sale of new systems and incremental installation costs in respect of each new system sold which are partly offset by a fee charged to the customer on installation of the system. In the first quarter of 1997, ADT announced that it was investing in planned enhancements to its technological infrastructure to facilitate monitoring center consolidation and provide increased capacity for future anticipated growth opportunities.

Consistent with its strategy, ADT acquired Alert in the fourth quarter of 1995 and merged with ASH in the third quarter of 1996 adding, in aggregate, over 375,000 customers to ADT's customer base. The acquisition of Alert also provided ADT with an established dealer program under which security systems are installed by third parties with the monitoring contracts being onsold to ADT for monitoring. Such a program represents a cost effective way for ADT to further enhance its operating leverage. The acquisition of ASH gave ADT leadership in the electronic security services sector in the United Kingdom and will provide ADT with a new marketing opportunity in the UK residential market place.

The following table presents the approximate number of commercial and residential customers in North America and Europe contracting with ADT for the monitoring or maintenance of electronic security systems, together with the aggregate annualized service revenue under contract, as of December 31, 1996, and the annual combined discontinuance rate for commercial and residential contracts in respect of 1996.

    Number of Commercial          Number of Residential      Annualized Service        Annual Combined
         Customers                      Customers                 Revenue            Discontinuance Rate
           672,000                      1,149,000                  $920m                    10.4%

Annualized service revenue and annual combined discontinuance rate are defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations-Electronic Security Services".

Commercial

ADT provides electronic security services and products to financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of federal, state and local government departments, defense installations, and health care and educational facilities. ADT conducts its commercial operations in the United States, Canada, the United Kingdom, Spain, France, Belgium, Greece, The Netherlands and the Republic of Ireland. ADT sells, installs, monitors and maintains electronic security systems and products located at its customers' premises. These systems and products are tailored to customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. ADT also markets standard security packages for specific types of commercial customers, such as retailers and banks. Certain commercial customers require more complex electronic security systems. To meet this demand, ADT also sells integrated electronic security systems that combine a variety of electronic security services and products. These systems are integrated by ADT to provide a single computer controlled security system. Integrated security systems are typically owned by the customer and can range in price from a few thousand to several million dollars. Integrated security systems may be monitored by the customer at its premises or connected to an ADT monitoring center. In either case, ADT usually provides support and maintenance for these systems through service contracts.

The systems installed at commercial customers' premises may be owned by ADT or, as in the case of most integrated systems, by the customer. When the system is sold, the customer pays ADT the purchase price upon installation and the customer also pays an installation fee. When monitoring equipment is owned by ADT, as is most often the case, only an installation fee is charged. Most customers also agree to pay an annual service charge for monitoring and maintenance. Some customers elect to pay for maintenance on a per visit basis. Service contracts for integrated security systems are negotiated on an individual basis. For integrated systems, a separate fee is charged for systems integration and installation. Service contracts are negotiated on an individual basis depending upon the number of systems monitored, the type of alarm transmission and the level of response services required.

STAT Resources estimates that total United States commercial electronic security systems and services market revenues were approximately $8.0 billion in 1996. ADT accounted for approximately 7.7 per cent of this amount.

Commercial customers are motivated to purchase security systems to protect their property, employees and customers and by their insurance carriers which may offer lower premium rates if a security system is installed or require that a system be installed as a condition to coverage. Of those insurance carriers in North America which offer lower premiums or will provide coverage only to customers with centrally monitored alarm systems, most require the monitoring center to be approved by Underwriters Laboratories, Inc. ("UL"). UL requires each monitoring center to meet specified design, technical and operational standards, including back up power capability. UL confirms compliance with its specifications through periodic on-site inspections. All of ADT's customer monitoring centers in the United States are UL approved.

As of December 31, 1996, approximately 478,000 commercial customers, some of which have multiple locations, were under contract in North America, approximately 153,000 were under contract in the United Kingdom and approximately 41,000 were under contract in continental Europe. The electronic security services business in Europe services primarily commercial customers. In 1996, approximately 68 per cent of ADT's total electronic security services revenues in North America and Europe were derived from commercial customers. The electronic security services division is not dependent upon any single customer, as the revenue from any one customer does not exceed one per cent of the division's total net revenues.

Contracts with commercial customers for monitoring and maintenance services are usually for an initial five-year term, automatically renewing on a year-to-year basis thereafter, unless canceled. A substantial number of contracts are now beyond their initial term and are therefore on an automatic renewal basis. It has been ADT's experience that monitoring contracts for security systems are generally renewed upon their expiration. Contract discontinuances, however, do occur, principally as a result of customer relocation or closure.

ADT markets its electronic security services to commercial customers through a direct sales force in North America and Europe and through direct mail and print advertising. Customers which have multiple locations in North America are serviced by a separate national accounts sales force.

Residential

Residential electronic security services are primarily marketed to customers in North America and consist of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire. Residential customer service and monitoring are performed from the same facilities as those used for commercial accounts.

STAT Resources estimates that total United States residential electronic security systems and services market revenues were approximately $5.0 billion in 1996. ADT accounted for approximately 7.5 per cent of this amount.

As part of its business strategy, ADT began to intensively market monitored security systems to residential customers in North America in 1988 and ADT believes that it has been able to sell a large number of residential security systems due to the growing level of consumer concern over crime and security generally and the availability of lower priced systems. In addition, residential customers are usually able to obtain more favorable insurance rates if an electronically monitored security system is installed in their home.
ADT targets two groups of residential customers, those who typically require relatively inexpensive, standard electronically monitored security systems and a smaller group of residential customers who require more sophisticated systems.

In 1996, ADT contracted to install and monitor approximately 280,000 new residential security systems, principally in North America, and as of December 31, 1996, ADT had approximately 1,149,000 residential customers under contract for monitoring services, of which approximately 90 per cent were located in North America. In 1996, approximately 32 per cent of ADT's total electronic security services revenues in North America and Europe were derived from residential customers. On average, fees charged by ADT for residential monitoring services are lower than the fees charged for commercial monitoring services. Contracts for residential services entered into after 1990 have usually been for an initial three-year term, automatically renewing on a year-to-year basis thereafter, unless canceled. For contracts entered into after April 1992, automatic renewal has been for two-year terms, unless canceled. A substantial number of contracts are now beyond their initial term and are therefore on an automatic renewal basis. It has been ADT's experience that residential contracts are generally renewed upon their expiration. Contract discontinuances, however, do occur, principally as a result of customers relocating.

In North America, ADT usually retains ownership of standard residential systems whereas the more sophisticated systems are usually purchased by the customer. When the system is sold, the customer pays ADT the purchase price upon installation and the customer also pays an installation fee. When the system is owned by ADT, as is most often the case, only an installation fee is charged. Substantially all residential customers agree to pay an annual service charge for monitoring and may also subscribe for maintenance services. Uniform package prices are offered to residential customers who purchase ADT's standard residential security system which includes a fixed number of detection devices. Frequently, customers add detection devices to expand the coverage of the system for which ADT charges an additional installation fee and an additional sales charge if the system is purchased. Pricing for residential customers who require more sophisticated systems depends upon the monitoring components installed, the type of alarm transmission and other services required.

ADT markets its electronic security services to residential customers through television and radio advertising, print advertising, telemarketing, direct mail and through a direct residential sales force as well as through approximately 120 independent ADT authorized dealers and through third party affinity marketing arrangements.

Installation, Service and Maintenance

As part of its effort to provide high quality service to its commercial and residential customers, ADT maintains a trained installation, service and maintenance force of in North America and Europe. These employees are trained by ADT to install and service the various types of commercial and residential security systems which are marketed by ADT. ADT also uses sub-contracted personnel where appropriate.

Product Sourcing

ADT does not manufacture any of the components used in its electronic security services business, although it does provide its own specifications to manufacturers for certain security system components and undertakes some final assembly work in respect of more sophisticated systems. Due to the general availability of the components used in its electronic security services business, ADT believes that it is not consistent with its role as a services company to be involved in manufacturing. This policy allows ADT to obtain the components of its systems from a number of different sources and, by so doing, to supply its customers with the latest technology generally available in the industry. ADT is not dependent on any single source for its supplies and components and has not experienced any material shortages of components.

Monitored Electronic Security Systems

ADT's electronically monitored security systems involve the use on a customer's premises of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), industrial operations (such as water, gas or steam pressure and process flow controls) and other hazards. In most systems, these detection devices are connected to a microprocessor based control panel which communicates through telephone lines to an ADT monitoring center where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency "panic button", which when pushed causes the control panel to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to an ADT customer monitoring center. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer's premises.

In most systems, the control panel communicates with an ADT customer monitoring center through one of four telephone line transmission systems, direct wire, multiplex, digital communicator or derived channel. Direct wire and multiplex systems are used mainly for commercial customers who require a higher level of security, whereas digital communicator or derived channel systems are used primarily in systems where cost is more important. Direct wire transmission uses a dedicated leased telephone line and is the most expensive form of monitoring connection. The multiplex system uses a remote device to receive signals from multiple customers' premises and concentrate and retransmit them over a dedicated leased telephone line to an ADT customer monitoring center. These two transmission methods allow ADT to continuously monitor the customer's security system to confirm that the connection to the monitoring center is functioning properly. The multiplex system provides the same level of security as direct wire but is less costly due to the reduced number of dedicated telephone lines which are necessary to monitor the same number of customers. ADT has a continuing selective conversion program to replace direct wire transmission systems with lower cost multiplex or digital systems. These conversions typically replace older equipment and result in a reduction in telephone line costs and in the frequency of customer service calls.

A security system which utilizes a digital communicator responds to an event by dialing the monitoring center through the customer's regular telephone line. Unlike multiplex and direct wire systems, these systems are not continuously monitored, and if a control panel or the telephone line is not functioning properly the monitoring center may not be alerted. The derived channel system, which is not available in all markets, ties into the existing regular telephone line network but allows parallel simultaneous communication on one line using separate distinct frequencies. Using the derived channel system, it is possible to continuously monitor a digital communicator connection over the customer's regular telephone line. In certain markets ADT also offers systems with backup transmission capability through radio frequency transmission or the local cellular telephone network.

Other Security Businesses

ADT entered the mobile security services market in 1996 with the launch of CarCop[Registered], a vehicle security system introduced in the fourth quarter of 1996 in conjunction with Mobile Security Communications, Inc. which is responsible for the sale and installation of the CarCop product. CarCop combines ADT's 24 hour monitoring services with cellular communications technology and the Global Positioning Satellite system to provide constant security coverage for a vehicle and its occupants whether the vehicle is parked, unattended or in use. The system can detect a range of emergency situations and, through utilizing ADT's 24 hour monitoring services and employing satellite tracking technology, the appropriate assistance can be despatched to the vehicle's exact location at any time, day or night.

Competition

The electronic security services business in North America is highly competitive. New competitors, who have not necessarily had any previous involvement in the provision of electronic security services, are continually entering the field. Competition is based primarily on price in relation to quality of service. ADT believes that the quality of its services is higher than that of many of its competitors. Accordingly, ADT's prices may therefore be higher than those charged by many of its competitors. Sources of competition in the security services business are other providers of central monitoring services, systems directly connected to police and fire departments, local alarm systems and other methods of protection, such as manned guarding. ADT believes the number of local police and fire departments that perform monitoring has been declining for some years.

The central monitoring sector of the electronic security services business is characterized by high fixed costs but has low marginal costs associated with monitoring additional customers. Opportunities exist within the industry to achieve economies of scale by consolidation of monitoring and administrative functions and a certain amount of industry consolidation is currently taking place. The industry in both North America and Europe, however, remains highly fragmented. ADT believes that it services more customers through its customer monitoring centers in North America than any other company. Individual competitors, however, may service more customers in a given local market.

ADT competes with other major firms in North America, which have substantial financial resources, including Ameritech Corporation (operating under the SecurityLink from Ameritech[Registered] brand name); Borg-Warner Security Corporation (operating under the Wells Fargo[Registered] and Pony Express[Registered] brand names); the Honeywell Protection Services division of Honeywell, Inc.; the Brink's Home Security division of The Pittston Company; and approximately 13,000 smaller regional and local companies. ADT also competes with several national companies and several thousand regional and local companies in the United Kingdom and continental Europe.

In February 1996, a federal telecommunications reform bill was enacted which contained provisions specific to the electronic security services industry. Ameritech Corporation was prohibited from acquiring additional equity or financial interests in alarm monitoring companies for five years from the date of enactment of the law and the other regional Bell operating companies are barred from acquiring more than a 10 per cent equity interest in alarm monitoring companies or otherwise entering the business for five years from the same date.

Regulation

ADT's operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements in the United States and national and local government laws, regulations and licensing requirements in countries outside the United States. Many of the states and countries in which ADT operates, as well as certain local authorities, require ADT to obtain licenses or permits to conduct its security services business. Certain governmental entities also require persons engaged in the alarm business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. ADT believes that it is in substantial compliance with all such licensing and regulatory requirements in each jurisdiction in which it operates. In addition, there has been a trend recently on the part of municipalities and other localities to attempt to reduce the level of false alarms through various measures such as the licensing of individual alarm systems and the imposition of fines upon customers, revocation of licenses or non-response to alarms after a certain number of false alarms. While such statutes and ordinances have not had a material adverse affect on ADT's business operations to date, ADT is unable to predict whether such statutes or ordinances, or any similar statutes or ordinances enacted by other jurisdictions, will adversely affect ADT's business and operations in the future. The alarm industry is also subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of such organizations may be mandatory or voluntary depending upon the type of customer served, the nature of security service provided and the requirements of the local governmental jurisdiction. ADT has not had any material difficulties in complying with such standards and requirements in the past.

ADT's electronic security business relies upon the use of telephone lines to transmit signals, and the cost of such lines and the type of equipment which may be utilized are currently regulated by both the federal and state governments in the United States and national and local governments in other countries.

Risk Management

The nature of the services provided by ADT potentially exposes it to greater risks of liability for employee acts or omissions or product liability than may be inherent in many other service businesses. To attempt to reduce this risk, ADT's electronic security service contracts contain provisions limiting its liability and requiring indemnification by its customers. ADT also carries insurance of various types, including general liability and errors and omissions insurance, to protect it from product defects and negligent acts of its employees. ADT obtains such insurance at rates and upon terms negotiated periodically with various underwriters. The loss experience of ADT and, to some extent, other security services companies, may affect premium rates charged to ADT. As of December 31, 1996 such policies provided that ADT retain liability for the first $1.0 million per occurrence. Certain of ADT's insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other kinds of damages arising from employee misconduct. In addition, in some states ADT's limitation of liability clause may be ineffective in cases of gross negligence and in certain other situations.

Patents and Trademarks

ADT Security Services holds approximately 40 active patents worldwide and has several pending patent applications. No patents are due to expire in the near future that would materially affect the operations of ADT's electronic security services business. The ADT[Registered] trademark and service mark are important to ADT's electronic security business. ADT Security Services uses several other trademarks and service marks in marketing its products and services,including Focus[Registered], Centrascan[Registered],
Safewatch[Registered] and Customer Link[Registered] . ADT believes that the rights in these trademarks and service marks, including Focus, Centrascan, Safewatch and the ADT trademark are adequately protected.

Employees

As of December 31, 1996, the electronic security services division had approximately 16,000 employees, of whom approximately 12,000 were based in North America and approximately 4,000 were based in Europe. The majority of these employees are not represented by unions or covered by collective bargaining agreements. ADT believes its relations with employees and their unions are generally good.

Vehicle Auction Services

The Industry

Vehicle auctions constitute a principal channel of distribution and redistribution for used vehicles. An auction brings together, in one location, dealers seeking to restock and diversify their inventory of used cars with a high volume of various makes and models provided by sellers seeking to dispose of their vehicles. The vehicle auction industry provides a reliable marketplace where many dealers participate in the auction's bid process and thus establish true wholesale prices for used vehicles. Vehicle auctions are preferred by many dealers, financial institutions and other sellers because an auction provides an efficient, cost-effective and convenient method of vehicle resale at the prevailing market price.

The principal sources of vehicles for sale through auctions are consignments by new and used vehicle dealers, vehicle manufacturers, corporate owners of vehicles such as fleet operators, daily rental companies, leasing companies, banks and other financial institutions, manufacturers' credit subsidiaries and government agencies. The vehicles consigned by dealers include vehicles of all types and ages and include vehicles that have been traded in against new car sales. Vehicles consigned by corporate and financial owners include both repossessed and off-lease vehicles and, as a result, are normally in the range of one to four years old. The principal purchasers of vehicles at ADT's auctions are new and used vehicle dealers and distributors.

ADT believes that the consignment of vehicles from dealers is the foundation of the auction industry. Dealers rely on the sale of used vehicles for a significant proportion of their profits and are both buyers and sellers at auction.

A significant number of vehicles sold at auction in recent years has been attributable to vehicles being disposed of by domestic and import manufacturers who contract with certain auctions to sell used vehicles on their behalf. In the late 1980's, vehicle manufacturers found it advantageous to produce more vehicles than were necessary to satisfy immediate retail demand. These vehicles were either sold to daily rental car companies with a guarantee by such manufacturers to repurchase the vehicles or were leased to the daily rental car companies ("Program Cars"). Upon repurchase, the vehicle manufacturers chose to remarket these late-model cars to their dealers primarily through the vehicle auction network. Program Car auctions are restricted to each manufacturer's franchised dealers with the exception of auctions for some small volume import manufacturers. According to industry sources, the number of vehicles coming to auction from this source reached a peak of 1.6 million units in 1991. As the industry came out of recession in 1992, volumes reduced and have stabilized at around 1.1 million vehicles per year. When the number of cars available to daily rental companies through manufacturers' guaranteed repurchase programs was at its peak, many of the top rental companies obtained large numbers of their vehicles through such programs. As manufacturers have reduced their buy back programs , the daily rental companies have been obliged to purchase more vehicles in their own names and, consequently, their need to remarket vehicles at the end of their life cycle has increased.

Vehicles owned by corporations and financial institutions represent another major source of vehicles for sale at auction and include vehicles owned by daily rental companies, vehicles from company fleets, end of term or early termination vehicles from leasing companies, including manufacturers' finance subsidiaries, vehicles from finance companies, including repossessed vehicles, and vehicles from the public sector. The dynamics of this segment are changing, particularly as the trend towards leasing new vehicles by individuals under manufacturers' lease programs increases.

ADT Auctions

As of December 31, 1996, ADT operated 27 vehicle auction centers in the United States where it is the second largest provider of vehicle auction services.
In 1996 the aggregate value of vehicles sold through ADT auction centers was approximately $8.7 billion. Substantially all of the vehicles sold at ADT auction centers are passenger cars and light trucks with the balance consisting of heavy trucks and industrial vehicles.

The following table presents the approximate number of vehicles entered and sold through all of ADT's vehicle auction centers in the United States during 1994, 1995 and 1996.


                                 1994           1995           1996
Vehicles Entered            1,660,000      1,798,000      1,881,000
Vehicles Sold                 967,000        994,000      1,064,000

Business Strategy

ADT has been a leader in developing the wholesale vehicle auction business in the United States. ADT aims to provide a wholesale redistribution system for used vehicles which is efficient, economical and reliable. ADT's specific strategies are (i) to maintain and further strengthen its current relationships with vehicle manufacturers, fleet/lease operators, daily rental companies and other significant vehicle suppliers and dealers that both supply vehicles for auction and purchase vehicles at auction and (ii) to increase ADT's share of total used vehicle transactions. ADT is pursuing these strategies in part by encouraging more vehicle dealers to attend its auctions.

Where possible, ADT categorizes its auction sales in order to facilitate the matching of appropriate buyers with vehicles being offered for sale. Auctions may be categorized by the type of vehicle being sold or by age of vehicle, mileage or source, for example ex-rental vehicles. ADT maintains a record of dealers that are authorized to bid at its auctions and employs direct marketing techniques to target dealers who are known buyers for the category of vehicle being auctioned and who are registered with ADT as approved buyers.
ADT also holds closed sales for manufacturers' vehicles, including Program
Cars and fleet vehicles, restricted to dealers holding a franchise from that particular manufacturer.

ADT keeps its site location strategy and real estate requirements under continuous review together with the potential benefits of expanding its network through the acquisition of vehicle auction businesses and the development of new auction centers. ADT however believes that the geographic coverage of its auction network in the United States is substantially complete.

Auction Operations

ADT operates a network of large modern auction centers and provides a comprehensive range of vehicle redistribution services. These services include collection and transportation of a seller's vehicles to an auction center, reconditioning the vehicles to retail standards, matching the vehicles with the auction market most likely to generate the highest amount of sale proceeds and delivering the vehicles to the buyer. Separate fees are charged for each of these services. ADT acts solely as an agent in auction transactions and does not purchase vehicles for its own account. ADT repurchases a small number of vehicles under its buyer protection programs which require it to repurchase vehicles that have suffered odometer tampering or that have an undisclosed salvage history. See "Vehicle Auction Services-Services and Fees-Insurance." ADT operates almost exclusively in the wholesale marketplace. In general, the public is not permitted to attend auctions.

When a vehicle arrives at an ADT auction center, it is checked in and assigned a computer tracking number. A seller may instruct ADT to perform various services including vehicle appraisal, appearance reconditioning and paint or body work to prepare the vehicle for auction. The title is checked against a computer database held by ADT. If a salvage history appears, the seller must either disclose the damage or withdraw the vehicle from the auction. ADT completes all requested services and holds the vehicles in secure parking areas until the scheduled auction day. The auction centers use computerized control systems to track vehicles through each step of the auction process. ADT is responsible for the vehicles while they are under its control.

Generally, ADT's auction centers hold regularly scheduled auctions for vehicles from specific market sources. Additional auctions are scheduled as necessary, including auctions for specific types or categories of vehicles, such as heavy trucks, municipal and agricultural equipment and classic cars. A typical auction center consists of an auction hall, large paved areas for the storage of vehicles, facilities for reconditioning and separate areas for parking vehicles immediately prior to auction, some of which are covered. Auction halls typically have a number of lanes through which vehicles are normally driven, and where the auction bidding process takes place. This is a continuous process that enables a large number of vehicles to be auctioned quickly and efficiently. The auction hall building also contains the cashiers and other administrative personnel, as well as cafeteria and other customer facilities. When a vehicle is sold, the paperwork associated with a sale, including conveyance instruments, title or title applications and tag applications, is generally processed within one hour of the sale and immediate delivery arrangements are made. A particular vehicle may pass through the auction system more than once prior to being sold to a new owner.

ADT is responsible for payment to sellers upon presentation of title after a vehicle is sold. If purchases are made other than on a cash basis, ADT determines in advance the credit-worthiness of the buyer. It is customary for buyers at ADT's auctions to pay by banker's draft. The auction collects funds on drafts within an average of ten working days. ADT's bad debt experience on these transactions is negligible.

Sources of Vehicles

The principal sources of vehicles for sale at ADT's auctions are consignments by new and used vehicle dealers, vehicle manufacturers, corporate owners such as fleet operators, daily rental companies, leasing companies, banks and other financial institutions, manufacturers' credit subsidiaries and government agencies.

The supply of consignment vehicles from dealers is relatively constant throughout the year. The number of Program Cars and vehicles consigned to auction by corporate fleet owners may fluctuate considerably throughout the year. As a consequence, auction revenues may fluctuate from quarter to quarter and at certain times during the year ADT may be storing large numbers of vehicles awaiting auction.

ADT contracts with vehicle manufacturers for the auction of Program Cars. These contracts, which do not require the manufacturers to sell any minimum number of vehicles through ADT's auctions, generally have a term of one year and may be terminated upon 30 days' notice. In 1996, approximately 27 per cent of the vehicles sold at ADT auctions were Program Cars, compared to approximately 31 per cent in 1995. ADT also auctions vehicles from the manufacturers' own fleets and from manufacturers' affiliates such as their credit subsidiaries.

During 1996, General Motors Corporation and its credit subsidiaries accounted for approximately 8 per cent of the vehicle auction division's United States revenues. ADT believes that its relationship with General Motors Corporation and the other vehicle manufacturers with which it does business is good. The loss of General Motors Corporation's business would, however, have a material adverse effect on the auction division's operations.

Services and Fees

Auction Services: ADT receives a variety of fees for its auction services. Entry fees are set charges assessed on the majority of vehicles registered for auction, except Program Cars, and are payable irrespective of whether the vehicle is sold. If the vehicle is sold, ADT also receives an auction fee from the seller and a fee from the buyer of the vehicle. At most sales, the buyer's auction fee is based upon the sale price of the vehicle, except for Program Cars where a fixed fee is charged. At most sales, other than fleet/lease consignment sales and Program Car sales, the seller's auction fee is based on the sale price of the vehicle. For fleet/lease consignment sales, the seller's auction fees are based on a fixed fee for national fleet/lease consignors and on the sale price of the vehicle for local fleet/lease consignors. For sales of Program Cars, auction fees are fixed periodically by agreement with the vehicle manufacturers on a per vehicle sold basis.

Reconditioning Services: Customers may request ADT to prepare, for a fee, a detailed condition report on vehicles entered for auction. For a separate fee, ADT also performs on-site reconditioning services. The largest portion of reconditioning revenue relates to appearance reconditioning and paint and body work but more extensive body work services including body panel painting and repair of minor collision damage are also carried out. Appearance reconditioning services include engine steam-cleaning, washing, detailing, buffing and waxing, and upholstery cleaning. Other services at certain centers include replacement of parts, upholstery, tires and glass.

Most manufacturers' vehicles and some fleet/lease vehicles receive appearance reconditioning and, if necessary, paint and body work. The reconditioning of manufacturers' Program Cars generates a significant portion of ADT's reconditioning revenues. Program Cars are delivered to the auction centers directly from rental car lots or marshaling yards, financial institutions deliver vehicles directly off-lease or after repossession and fleet operators deliver vehicles immediately from use. These vehicles generally require reconditioning to bring them up to sale standards. In many instances, these sellers do not have the facilities necessary to recondition the vehicles expediently or economically. ADT does not usually recondition vehicles consigned by dealers, who generally bring fully serviced cars to auction directly from their lots. Dealers who purchase reconditioned vehicles are able to place them in their showrooms or lots immediately, thereby minimizing the time between purchase and retail sale.

ADT also provides high quality vehicle paint and body repair services under the Quality Image Services name for vehicles other than those going through the auction process, principally for fleet owners and insurance companies. The service, which is aimed at new customers in addition to traditional auction customers, utilizes ADT's existing reconditioning facilities and expertise.

Transportation Services: ADT collects and delivers customers' vehicles and believes that its ability to provide transportation services at competitive prices is extremely valuable to its marketing efforts. ADT operates a fleet of vehicle transporters and sub-contracts any additional vehicle transportation requirements that cannot be met by this fleet.

Insurance: ADT offers, for a fee, a 15-day power and drive train service contract provided by a third party. ADT also undertakes to repurchase vehicles that have suffered odometer tampering or have an undisclosed prior salvage history. ADT also assists sellers in complying with laws regarding title and odometer readings by providing forms which include the necessary representations as part of the paperwork signed and delivered in connection with the auction sale. ADT's liability for losses arising from title and odometer insurance, power and drive train service contracts and prior salvage history has been negligible.

Valuation and Appraisal: ADT provides valuation and appraisal advice to customers in connection with their vehicle disposal programs with a view to assisting its customers to obtain the best possible price for their vehicles.

Specialized Services: Specialized auctions carried out by the division include sales of government vehicles, to which the general public is invited, sales of plant and equipment, sales of construction vehicles, sales of heavy trucks, sales of municipal and agricultural equipment and sales of classic cars. ADT provides a vehicle repossession service whereby vehicles are recovered from a defaulting party and delivered directly to an auction center for liquidation. ADT's market expertise allows it to offer a comprehensive vehicle remarketing service to fleet operators, ranging from collection of vehicles leaving the fleet to advice on vehicle replacement cycles.

Competition

ADT considers its competition to be two other significant auction chains and a large number of independently owned local auctions which are members of the National Auto Auction Association. The competing auction chains are Manheim Auctions, a subsidiary of Cox Broadcasting Company, and ADESA Corporation, a subsidiary of Minnesota Power & Light Company. Competition is based primarily on price in relation to the quality and range of services offered to sellers and buyers of vehicles and ease of accessibility of auction locations. ADT believes it provides a higher quality of service than its competitors and its prices may therefore be higher.

Regulation

Each auction center is licensed by the state in which it is located, in most cases as a vehicle auction or dealer. These licensing authorities may revoke a license if an auction is not conducted according to regulations then in effect. In addition, ADT's vehicle transportation fleet is regulated by the Interstate Commerce Commission. ADT believes that it is in substantial compliance with the regulations to which it is subject and has not had any material difficulties with these regulatory authorities.

Employees

As of December 31, 1996, the vehicle auction division in the United States employed approximately 3,900 persons on a full-time basis and approximately 2,400 persons on a part-time basis. The part-time employees are utilized primarily on auction sale days. The majority of these employees are not represented by unions or covered by collective bargaining agreements. ADT believes its relations with employees and their unions are generally good.

ITEM 2. DESCRIPTION OF PROPERTIES

In North America, as of December 31, 1996, ADT, through its subsidiaries, owned 2 customer monitoring centers, leased 19 customer monitoring centers, owned 22 offices and other properties and leased 315 offices and other properties which were used in connection with the electronic security services business. In the United States, as of December 31, 1996, ADT, through its subsidiaries, owned 21 auction centers, leased 6 auction centers and owned or leased 6 offices and other properties, which were used in connection with the vehicle auction business. In Europe, as of December 31, 1996, ADT, through its subsidiaries, owned 5 customer monitoring centers, leased 8 customer monitoring centers, owned 11 offices and other properties and leased 107 offices and other properties which were used in connection with the electronic security services business. In addition, as of December 31, 1996, ADT, through its subsidiaries, owned approximately 1,294 acres of land and leased approximately 284 acres of land in the United States used in connection with the vehicle auction business.

ITEM 3. LEGAL PROCEEDINGS

On December 27, 1996, Westar Capital, Inc. ("WCI") filed a complaint in the U.S. District Court for the Southern District of Florida (the "Court") against the Company, the directors of the Company and Republic Industries, Inc. ("Republic"). The complaint alleges that the Company and its directors breached their fiduciary duties to WCI and the Company's other shareholders
(i) by issuing to Republic a share purchase warrant for 15,000,000 Common Shares (the "Republic Warrant") in connection with a proposed amalgamation with Republic in July 1996 (the "Republic Merger"), (ii) by adopting the Rights Plan, and (iii) by holding shares of the Company in one of the Company's subsidiaries with the intention of voting those shares as needed to entrench existing management. The complaint seeks a court order (i) declaring the Republic Warrant null and void or preventing the Company and Republic from exercising their rights under the Republic Warrant, (ii) directing the Company to redeem the Rights Plan, and (iii) preventing the Company from voting the shares held by its subsidiary.

On January 3, 1997, WCI filed an amended complaint which, in addition to the allegations made in the prior complaints, alleges that the Company and its directors have attempted to interfere with WCI's voting rights by seeking certain information from WCI pursuant to procedures established in the Company's Bye-Laws. The amended complaint seeks the same relief as the prior complaint and also requests that the Court confirm WCI's voting rights.

On January 21, 1997, the Court granted WCI leave to file a second amended complaint. The second amended complaint contains the same allegations as the amended complaint and in addition alleges (i) that the Company and its directors breached their fiduciary duties by setting a July 8, 1997 date for a meeting of the Company's shareholders, and (ii) that the Company and its directors violated Section 14(d) of the Securities Exchange Act of 1934, as amended, by making a recommendation to the Company's shareholders regarding the tender offer without first making certain filings with the Securities and Exchange Commission ("SEC"). WCI asks for a court order (i) enjoining the Company from holding the shareholders meeting (the "Special General Meeting") on July 8, 1997, (ii) compelling the Company to hold the special General Meeting on or before March 20, 1997, and (iii) declaring that the Company has violated Section 14(d) and enjoining the Company from making any further recommendations relating to the tender offer until the required SEC filings are made.

On January 23, 1997, WCI filed a motion for a preliminary injunction asking the Court to enjoin the Company from holding the Special General Meeting on July 8, 1997, and compelling the Company to hold the Special General Meeting on or before March 20, 1997. On March 4, 1997, WCI filed a supplemental brief in support of its motion for a preliminary injunction representing that WCI is no longer seeking a Special General Meeting on or before March 20, 1997 on the grounds that such a meeting date would now be impractical. In its supplemental brief, WCI requests that the meeting date be set 30 days after its proxy materials for the Special General Meeting are distributed. As of this date, the Court has not rendered any decision with respect to plaintiff's motion for a preliminary injunction.

On January 27, 1997, the Company and its directors filed a motion to dismiss the second amended complaint based on, among other things, the Court's lack of personal jurisdiction over the Company and its directors and for failure to state a claim upon which relief can be granted. WCI has filed papers in
opposition to the motion.   On February 21, 997, the Court entered an order
ruling that the second amended complaint did not adequately plead personal jurisdiction over the ADT defendants. On February 27, 1997, WCI filed a third amended complaint. The third amended complaint contains the same allegations as the second amended complaint and contains additional allegations relating to personal jurisdiction.

On March 11, 1997, the court granted WCI leave to file a fourth amended complaint. The fourth amended complaint contains the same allegations as those in the third amended complaint as well as additional allegations relating to the Amendment to the Rights Plan implemented by the Company on March 3, 1997. In addition to the relief previously requested, the fourth amended complaint seeks judicial nullification of the Amendment to the Rights Plan and a rescission of actions by ADT if it is shown that a subsidiary of ADT cast decisive votes as a shareholder with respect to those actions.

On March 17, 1997, the Company and its directors filed a motion to dismiss the fourth amended complaint based on, among other things, the Court's lack of personal jurisdiction over the Company and its directors and for failure to state a claim upon which relief can be granted.

The Company and the Board believe that the allegations in the WCI's fourth amended complaint are without merit and intend to vigorously defend against them.

On March 24, 1997, WCI filed a motion for a preliminary injunction (i) preventing Republic from selling or transferring any of the warrant shares it currently owns, and (ii) preventing the Chairman of ADT from exercising the proxy on the warrant shares. The Company and the Board have yet to respond to this motion.

On December 26, 1996, Charles Gachot filed a complaint in the Circuit Court for the Fifteenth Judicial Circuit in Palm Beach County, Florida against the Company, certain of its directors, Western and WCI. The complaint was brought on behalf of a class of all shareholders of the Company and alleges that Western and WCI have breached their fiduciary duties to the Company's shareholders by offering an inadequate price for the outstanding Common Shares. The complaint seeks to enjoin Western and WCI from acquiring the outstanding Common Shares. The complaint also alleges that the Company and its directors have refused to negotiate with Western and WCI and that the Republic Warrant and the Rights Plan are improper. The complaint seeks unspecified monetary relief from all defendants. The Company and the Board believe that the allegations in Gachot's complaint against the Company and the directors are without merit and intend to vigorously defend against them.

On February 7, 1997, ADT Operations, Inc. ("ADT Operations"), a subsidiary of ADT, filed a complaint in the Supreme Court of the State of New York, County of New York against The Chase Manhattan Bank, N.A. ("Chase"). The complaint states that Chase has been an important lender and financial advisor to ADT Operations since 1993, and that in the course of this business relationship, ADT Operations has disclosed confidential business information to Chase. The complaint asserts that ADT Operations and Chase expressly agreed that Chase would not aid any third party in a hostile takeover bid for ADT. The complaint alleges that Chase is currently aiding Western in its attempt to take control of ADT and that Chase's actions constitute: (i) a breach of an express agreement between Chase and ADT Operations; (ii) a breach of the implied covenant of good faith that is part of the express agreement between Chase and ADT Operations; and (iii) a breach of the fiduciary duties that Chase owes to ADT Operations. The complaint seeks $50 million in monetary damages. The complaint also seeks to enjoin Chase from advising, funding, or participating in Western's attempts to take control of ADT and from disclosing any confidential information regarding ADT Operations and ADT. On March 3, 1997, Chase filed a motion for dismissal of ADT Operations' complaint or, alternatively, summary judgment. This motion is scheduled to be heard on April 11, 1997.

On February 7, 1997, ADT Operations filed a motion for a preliminary injunction, seeking to enjoin Chase from: (i) advising, funding, or assisting Western in its efforts to take over ADT or participating in these efforts; and
(ii) using or disclosing any confidential information that ADT Operations provided to Chase. The motion was argued before the Court on February 24, 1997 and is currently pending.

On March 11, 1997, Crandon Capital Partners ("CCP") filed a complaint in the Circuit Court for the Fifteenth Judicial Circuit in Palm Beach County, Florida against the Company, certain of its current and former directors, and Republic. The complaint was brought by CCP in a derivative capacity on behalf of ADT. The complaint alleges that ADT's directors breached their fiduciary duties and wasted corporate assets in connection with (i) the granting of options to certain officers of ADT in 1996, (ii) the issuance of the Republic Warrant, (iii) the implementation of the Rights Plan, and (iv) harassing and attempting to disenfranchise WCI. The complaint seeks an unspecified amount of damages and a court order directing ADT's directors to establish a system of internal controls to prevent repetition of the alleged breaches of fiduciary duty and corporate waste.

The Company and its directors believe that the allegations in the complaint brought by CCP are without merit and intend to vigorously defend against them.

ADT Limited and various of its subsidiaries are defendants in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. ADT does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon ADT's consolidated results of operations and cash flows or its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the period covered by this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ADT Limited's common shares ("Common Shares") have been listed on the New York Stock Exchange ("NYSE") since August 1991 and on the London Stock Exchange since December 1984.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Shares as reported in the consolidated transaction reporting system on the NYSE.


                                                          High       Low
                                                             $         $
1995

      First Quarter                                      12 1/4     9 5/8
      Second Quarter                                     12 1/4    10 1/8
      Third Quarter                                      14 1/8    11 5/8
      Fourth Quarter                                     15 1/4    13

1996


      First Quarter                                      18        14
      Second Quarter                                     19 1/2    16 1/4
      Third Quarter                                      24 3/4    15 7/8
      Fourth Quarter                                     23 1/4    18 1/2

1997

      First Quarter to March 24                          27 5/8    21 1/4

At March 24, 1997, 156,696,447 Common Shares were held of record by 15,749 record holders. Since a number of the Common Shares were held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. A subsidiary of ADT Limited owns 3,182,787 Common Shares which are included in the number outstanding.

Dividends

ADT Limited has not declared any dividends on the Common Shares since April 1991. ADT Limited has no present intention to pay any dividends on the Common Shares but will keep its dividend policy under review in the light of prevailing circumstances. Under the terms of the senior notes and revolving bank credit agreement ADT Limited may not declare, pay or make any dividend or distribution with respect to its Common Shares, except in certain defined circumstances (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Exchange Controls and Other Limitations Affecting Security Holders

ADT Limited has been designated as a non-resident for exchange control purposes by the Bermuda Monetary Authority, Foreign Exchange Control. There are no limitations on the rights of non-Bermuda owners of the Common Shares arising out of such designation to hold or vote their shares. Because ADT Limited has been designated as a non-resident for Bermuda exchange control purposes, there are no exchange control restrictions on its ability to transfer funds in and out of Bermuda or to pay dividends to United States residents who are holders of the Common Shares, except that ADT Limited may not hold Bermuda dollars except external Bermuda dollars.

The transfer of Common Shares already issued between persons regarded as resident outside Bermuda for exchange control purposes and the issue of Common Shares for which consent has already been granted to such persons, may be effected without specific consent under the Exchange Control Act of 1972 and regulations thereunder. All further issues of Common Shares and any transfers of Common Shares involving any person regarded as resident in Bermuda for exchange control purposes require specific prior approval under the Exchange Control Act of 1972.

In accordance with Bermuda law, share certificates are only issued in the names of corporations, partnerships or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, ADT Limited is not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust.

Shares purchased for those under 21 years of age must be registered in the name of the parent or guardian but may be designated with the minor's initials for the purpose of identification. ADT Limited will take no notice of any trust applicable to the shares represented by such certificates.

As an "exempted company", ADT Limited is exempt from Bermuda laws which restrict the percentage of share capital that may be held by non-residents of Bermuda, but as an exempted company ADT Limited may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (other than that required for its business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature or the Minister of Finance; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (iii) the acquisition of securities created or issued by, or any interest in, any local company or business, other than certain types of Bermuda Government securities or securities of another "exempted" company, partnership or any other corporation resident in Bermuda but incorporated abroad; or (iv) the carrying on of business of any kind in Bermuda, except as necessary in furtherance of the business of the ADT Limited carried on outside Bermuda or under a license granted by the Minister of Finance of Bermuda.

Under current Bermuda law, no Bermuda withholding tax will be imposed upon payment of dividends by ADT Limited to its common shareholders. Furthermore, ADT Limited has received from the Minister of Finance of Bermuda, under the Exempted Undertakings Tax Protection Act of 1966, as amended, an undertaking that, in the event of there being enacted in Bermuda any legislation imposing any tax computed on profits or income, including any dividend or capital gains withholding tax, or computed on any capital assets, gain or appreciation, or any tax in the nature of an estate or inheritance tax or duty, the imposition of such tax shall not be applicable to ADT Limited or any of its operations, nor to the Common Shares, preference shares or other obligations of ADT Limited, until the year 2016. This undertaking does not, however, prevent the application of Bermuda taxes to persons ordinarily resident in Bermuda.

Under current Bermuda law, ADT Limited is required to pay the Bermuda Government an annual registration fee, which is calculated by a reference to the authorized capital and share premium of ADT Limited. ADT Limited pays the maximum fee, which is currently $25,000 per annum.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from the audited consolidated financial statements of the Company. The information presented below should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the related notes thereto and the consolidated financial statement schedules and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Consolidated income statement data

Year ended December 31                    1996     1995     1994     1993     1992
                                            $m      $m       $m       $m       $m

Net sales                                1,704.0  1,783.8  1,629.4  1,528.5  1,552.2
                                         =======  =======  =======  =======  =======

Operating (loss) income (i)               (765.5)   200.8    206.0    186.8    165.3
Interest income                             27.5     16.2     15.2     13.3     25.3
Interest expense                          (101.0)  (116.3)   (99.3)   (76.7)   (95.7)
Gain (loss) on disposal of businesses (ii)   1.7    (36.6)    (0.3)       -     60.5
Other income less expenses (iii)           128.8     (5.0)    (4.1)     9.8     23.8
                                          ------   ------   ------   ------   ------
(Loss) income before income taxes         (708.5)    59.1    117.5    133.2    179.2
Income taxes                                21.8    (28.1)   (34.9)   (22.5)   (20.1)
                                          ------   ------   ------   ------   ------

(Loss) income from continuing operations  (686.7)    31.0     82.6    110.7    159.1
Loss from discontinued operations (iv)         -        -     (3.3)       -     (2.7)
                                          ------   ------   ------   ------   ------

(Loss) income before extraordinary items  (686.7)    31.0     79.3    110.7    156.4
Extraordinary items (net of
  income taxes) (v)                         (8.4)    (9.8)       -        -      5.6
                                          ------   ------   ------   ------   ------
Net (loss) income                         (695.1)    21.2     79.3    110.7    162.0
                                         =======  =======  =======  =======  =======


                                               $        $        $        $        $
Primary (loss) earnings per common share (vi):
(Loss) income from continuing operations   (5.01)    0.22     0.51     0.74     1.19
Loss from discontinued operations              -        -    (0.03)       -    (0.02)
Extraordinary items                        (0.06)   (0.07)       -        -     0.05
                                          ------   ------   ------   ------   ------
Net (loss) income per common share         (5.07)    0.15     0.48     0.74     1.22
                                         =======  =======  =======  =======  =======


Consolidated balance sheet data

At December 31                             1996     1995     1994     1993     1992
                                            $m      $m       $m       $m       $m

Total assets (vii)                       2,730.4  3,419.7  3,412.3  3,477.4  3,368.9
Long-term debt (including
   current portion)                      1,068.7  1,180.3  1,211.4    953.4  1,067.8
Convertible redeemable preference
   shares (viii)                               -      4.9      5.2    427.2    434.6
Non-voting exchangeable shares                 -        -        -     15.0     15.1
Exchangeable redeemable preference shares      -        -        -        -     21.0
Total shareholders' equity (ix)            759.8  1,425.3  1,376.5  1,264.8  1,054.4

(i) Operating loss in 1996 included restructuring and other non-recurring charges of $237.3 million relating principally to the electronic security services divisions in the United States and the United Kingdom, and a charge of $744.7 million relating to the impairment of long-lived assets following the adoption by the Company of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Operating income in 1995 included restructuring and other non-recurring charges of $34.2 million relating principally to the United States electronic security services division and to corporate restructuring in Europe. Operating income in 1994 included restructuring and other non-recurring charges of $4.5 million relating to corporate restructuring in Europe.

(ii) Loss on disposal of businesses in 1995 included a net loss of $65.8 million relating to the disposal by the Company of an interest in its United Kingdom and Continental European vehicle auction services businesses offset by a net gain of $31.4 million relating to the disposal by the Company of its entire European electronic article surveillance business. Gain on disposal of businesses in 1992 related to the disposal by the ASH group of its entire European loss prevention business.

(iii) Other income less expenses in 1996 included a net gain of $53.4 million relating to the disposal of the Company's entire investment in Limelight Group plc, and a net settlement gain of $65.0 million relating to an agreement in full and final settlement of the Company's litigation against BDO Binder Hamlyn ("BDO"). Other income less expenses in 1994 included net gains of $21.5 million arising from the ownership of investments and a net write off of $30.7 million relating to the Company's entire equity investment in Arius, Inc. which was held by the ASH group. Other income less expenses in 1992 included a $50.9 million deferred net gain arising from the Company's investment in Quoteplan PLC and a net write off of $33.7 million of the Company's equity investment in Nu-Swift plc.

(iv) Discontinued operations comprised the disposal during 1994 of all the Company's non-core businesses, principally Insight Travel Group. The company no longer has any interests in non-core businesses. Included in the loss from discontinued operations for 1994 were net losses on disposal of the non-core businesses amounting to $3.7 million. Net sales from discontinued operations amounted to $80.6 million in 1994, $96.9 million in 1993 and $101.4 million in 1992. These net sales are not included in net sales in the consolidated income statement data.

(v) Extraordinary items principally were comprised of the gains and losses arising on reacquisition/ repayment and the write off of net unamortized deferred refinancing costs relating to the early extinguishment of certain amounts outstanding under the Company's long-term debt obligations, and were stated net of applicable income taxes.

(vi) The calculation of primary earnings per common share was based on the weighted average number of common shares in issue during the period. Such weighted average number of common shares in issue for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 was 137,114,415, 138,283,458, 136,148,361,
122,043,139 and 113,480,672 common shares, respectively.

(vii) Following the adoption of SFAS 121 during 1996, the Company recorded a charge of $744.7 million relating to the impairment of long-lived assets.

(viii) During 1994 the Company redeemed a significant proportion of its convertible redeemable preference shares. The net effect of this transaction was to reduce the carrying value of the convertible redeemable preference shares by $422.0 million. The Company funded the redemption from cash on hand and through the drawdown of long-term debt facilities.

(ix) During 1993 the Company issued common shares for cash resulting in net proceeds of $154.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

In September 1996 the Company merged with and acquired the whole of the issued capital of ASH, a United Kingdom quoted company. ASH is engaged in the provision of electronic security services in North America and Europe. The merger with and acquisition of ASH by the Company has been accounted for by means of the pooling of interests method of accounting pursuant to Accounting Principles Board Opinion No. 16. The pooling of interests method of accounting assumes that the combining companies have been merged since their inception, and the historical consolidated financial statements for periods prior to consummation of the merger are restated as though the companies have been combined since their inception. Accordingly, the accompanying consolidated financial statements give effect to the transaction by means of the pooling of interests and have been restated.

During 1995 management commenced a strategic review of the Company's business operations and its corporate organizational structure with a view to developing a business strategy which would place the Company in a stronger position to deal with the changing business environment and challenges facing its core service businesses in the late 1990s. As part of this strategic review, management approved the redeployment of certain of the Company's assets in order to further concentrate the Company's resources on the electronic security services operations, principally in the United States, where management believes the greatest potential for future growth lies. Consequently, Actron Group, the Company's European electronic article surveillance business, was disposed of in November 1995 and in December 1995 the Company disposed of an interest in its European vehicle auction services businesses.

During the fourth quarter of 1995, the Company entered into an agreement for the acquisition of Alert, the tenth largest electronic security services company in the United States, with a predominantly residential customer base located principally in Texas, Florida and Georgia.

As part of the strategic review of its business operations undertaken during 1995, and in the context of the acquisition of Alert and the disposal of an interest in the European vehicle auction services businesses, management commenced an evaluation of the entire group corporate structure, and the administrative, accounting and management information systems of its United States electronic security services division (the "Re-Engineering Project"). The Re-Engineering Project, which is on-going, is intended to modify and improve the entire structure of the business operations in order to create a more profitable, efficient organization with significantly improved marketing, selling, installation and servicing capabilities supported by upgraded management information systems.

During 1996 the restructuring in the electronic security services division included a reorganization of senior management, the closure of a major corporate office in Parsippany, New Jersey, and a realignment of the organizational structure along the functional business lines of residential, commercial and customer service, rather than along geographic lines.

During 1996, as a result of the acquisition of ASH and the further development of the Re-Engineering Project under the control of new senior management, the Company identified the need to extend the process of strategic change to include a significantly expanded agenda. As a result, various strategic initiatives have been added to the corporate plan and the implementation of these plans is currently in progress and will continue throughout 1997. In the United States the plans relate principally to a significant investment in technological infrastructure enhancements to facilitate further consolidation of the Company's entire customer monitoring center network down to four, state of the art, customer service centers, and to place the Company in a stronger position to take advantage of the significant opportunities in the changing market place. In Europe, the plans relate principally to the merger, integration and consolidation of the Company's existing electronic security services businesses with that of ASH.

RECENT DEVELOPMENTS

In November 1996 the Company announced that it intended to dispose of the vehicle auction services operations in the United States in order to concentrate further on the expansion of the Company's electronic security services business. Accordingly, the Company's vehicle auction services business segment was then initially reclassified as a discontinued operation for all years presented. The preliminary, summarized consolidated results of operations of the Company for the year ended December 31, 1996 were announced on March 3, 1997, and were filed under Schedule 14A. On March 17, 1997 the Company announced that the aforementioned intention had been rescinded and that the vehicle auction services operations in the United States would no longer be disposed of. Accordingly, all consolidated financial information set forth in this Form 10-K, including the audited consolidated financial statements of the Company, is presented with the Company's vehicle auction services business segment classified as a continuing operation for all years presented. There is no net effect on the reported net income and total shareholders' equity when comparing the preliminary, summarized consolidated results of operations of the Company referred to above and the consolidated financial information set forth in this Form 10-K. All differences relate to the reclassification of the vehicle auction services business segment from discontinued operations to continuing operations.

In December 1996 Western Resources, Inc. ("Western") announced its intention to commence an offer to exchange all of ADT Limited's outstanding common shares for consideration consisting of cash and shares of Western common stock. On March 3, 1997 the Company announced that its board of directors had determined that the offer made by Western was inadequate and not in the best interests of ADT Limited's shareholders. On March 17, 1997 the offer made by Western commenced.

On March 17, 1997 the Company announced that it had entered into a definitive merger agreement, subject to shareholder approval and other customary matters, with Tyco International Ltd. ("Tyco"), a United States quoted company engaged in the manufacture of industrial and commercial products. Tyco shareholders will receive one common share in the combined company for each Tyco common share and ADT Limited shareholders, through a reverse stock split, will receive 0.48133 common shares in the combined company for each ADT Limited common share.

The information presented below should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the related notes thereto and the consolidated financial statement schedules.

RESULTS OF OPERATIONS

The following discussion of results of operations addresses net sales, operating (loss) income and certain other line items in the consolidated financial statements.

Net sales

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Electronic security services                 1,406.2     1,350.9     1,253.3
Vehicle auction services                       297.8       432.9       376.1
                                             -------     -------     -------
                                             1,704.0     1,783.8     1,629.4
                                             =======     =======     =======

Operating (loss) income and (loss) income before income taxes

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Electronic security services                  (756.5)      172.4       182.1
Vehicle auction services                        27.1        70.2        62.7
Corporate expenses                             (36.1)      (41.8)      (38.8)
                                             -------     -------     -------
Operating (loss) income                       (765.5)      200.8       206.0
                                             -------     -------     -------

Interest income                                 27.5        16.2        15.2
Interest expense                              (101.0)     (116.3)      (99.3)
Gain (loss) on disposal of businesses            1.7       (36.6)       (0.3)
Other income less expenses                     128.8        (5.0)       (4.1)
                                             -------     -------     -------
(Loss) income before income taxes             (708.5)       59.1       117.5
                                             =======     =======     =======

Restructuring and other non-recurring charges  237.3        34.2         4.5
Charge for the impairment of long-lived assets 744.7           -           -
Depreciation and amortization                  224.8       247.9       226.7
Capital expenditures                           344.4       325.8       282.6

Electronic Security Services

Net sales derived from the electronic security services division are dependent on the volume of new customer installations and the number of customers under contract for the provision of electronic monitoring services. A majority of the division's revenues are derived from contractually recurring fees for electronic monitoring and maintenance of security systems installed at customer premises and other related services. The remainder of the division's revenues are derived from the outright sale and installation of security systems, the installation of security systems in accordance with a monitoring service agreement and the maintenance of security systems on a non-contractual basis. Security system installation revenues are recognized when the installation of a system is complete. Where a system has been installed in accordance with the terms of a monitoring service agreement, the Company retains ownership of the system and all direct installation costs, which include materials, labor and installation overheads, are capitalized and recorded as a fixed asset under subscriber systems. These subscriber systems are depreciated over their estimated useful life, which is principally 14 years and 10 years for commercial and residential systems, respectively, or, in the case of commercial systems, the actual contract duration if shorter. All selling and marketing costs are expensed in the year incurred.

The following table presents the approximate number of commercial and residential customers in North America and Europe contracting with the Company for the monitoring or maintenance of electronic security systems together with the annualized service revenue under contract as of December 31, 1996, and the annual combined discontinuance rate for commercial and residential contracts in respect of 1996.

Number of Commercial   Number of Residential   Annualized Service      Annual Combined
     Customers              Customers               Revenue          Discontinuance Rate
      672,000               1,149,000                $920m                 10.4%

ADT defines annualized service revenue as the annualized service billing arising from its customer base at a point in time for monitoring, maintenance and related services. The aggregate annualized service billings amount takes account of cancellations or terminations, increases in contract revenues due to new contracts, additional services to existing customers and rate variations at the date of computation. The actual amount of service revenue for future periods will vary in accordance with changes in the customer base and fees charged.

ADT calculates the annual combined discontinuance rate by dividing the annualized service revenue from contracts cancelled or reduced in price during the year by the annualized service revenue in force at the beginning of the year, expressed as a percentage.

Since 1987 the division's goals have been to create a lower cost, more efficient operation, suitable for long-term growth and greater profitability, and to take advantage of the economies of scale resulting from the utilization of the existing infrastructure which services its commercial customer base. During this period the Company equipped its regional customer monitoring centers with enhanced computer technology to further automate the monitoring process and increase monitoring capacity. As a result of increased monitoring and service capacity, and a lower cost structure due to manpower reductions and reduced facility costs, in the early 1990s the Company began marketing electronically monitored security systems and services at lower installation price points to residential customers throughout North America. As a result of the rapid expansion of the Company's business during the recent past and a broader business strategy adopted by the Company in a changing market place, the Company has identified the need to improve and expand its technological and physical capacity in order to expand its customer base and product range. Consequently, the Company has approved a plan to significantly enhance its monitoring capacity, service quality and ability to expand its service and product range. The Company will continue to aggressively market residential security systems in North America, while also focusing on opportunities for growth in the commercial sector as the economies in North America and Europe improve.

Further details of the electronic security services division's business strategy are set out under "Description of Business - Business Description - Electronic Security Services."

1996 compared with 1995

Net sales of the division increased 4.1 per cent in 1996 to $1,406.2 million from $1,350.9 million in 1995. This sales increase was attributable to an increase of $102.1 million in the sales of the North American operations offset by a $46.8 million decline in the sales of the European operations, which was due to the exclusion of sales of the European electronic article surveillance operation and certain businesses operating in the ASH group, all of which were disposed of during 1995. In North America the increase in sales was principally due to the first time inclusion of the sales of Alert which was acquired in December 1995, as well as increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. Although unit residential security systems sales in North America increased in 1996 compared to 1995, due to price competition in the market place, residential installation revenues in North America showed a modest decline in 1996 compared with 1995. The commercial business in the United States remained flat in both new system sales and installation revenues, and growth in recurring commercial revenues continues to be affected by these factors. In Europe, after allowing for business disposals and the effect of foreign exchange, sales showed a modest increase in 1996 compared with 1995.

Operating results of the division declined from $172.4 million income in 1995 to a $756.5 million loss in 1996, principally due to a charge for the impairment of long-lived assets of $731.7 million and restructuring and other non-recurring charges of $232.5 million in 1996.

Operating income of the division before the charge for the impairment of long-lived assets and restructuring charges increased 7.2 per cent in 1996 to $207.7 million from $193.8 million in 1995. Operating income before the charge for the impairment of long-lived assets and restructuring charges as a percentage of net sales ("operating margin") increased to 14.8 per cent in 1996 from 14.3 per cent in 1995. The increase in operating income before the charge for the impairment of long-lived assets and restructuring charges principally reflected the first time inclusion of Alert, the disposal of the European electronic article surveillance operation in November 1995, and the continuing success of the North American residential security systems sales program, which has achieved further advances in recurring revenues in 1996. However, this improvement has been offset by continued price competition and by increased marketing and selling costs, which have caused the contribution from residential installation revenues and outright residential sales to show a modest decline. The North American commercial installation revenues and outright sales remained flat. The contribution in Europe showed a modest increase.

1995 compared with 1994

Net sales of the division increased 9.2 per cent in 1995 to $1,350.9 million from $1,236.6 million in 1994 (excluding net sales of $16.7 million relating to the Company's electronic security services businesses in Australia and New Zealand, disposed of in June 1994). This increase was attributable to increases in net sales of $90.2 million and $24.1 million in North America and Europe, respectively. The sales increase in North America was principally due to increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems. In addition, the commercial business in the United States experienced improved growth in new system sales and installation revenues. However, corporate downsizing and cost containment has meant that growth in recurring revenues from the commercial sector has been modest. Sales in Canada, however, have marginally declined. The increase in sales in Europe was due to increased sales in the commercial business, particularly in the United Kingdom, as well as increased recurring monitoring and maintenance revenues from commercial customers, and the strengthening of European currencies against the US dollar.

Operating income of the division declined from $182.1 million in 1994 to $172.4 million in 1995, principally due to restructuring and other non-recurring charges of $21.4 million in 1995.

Operating income of the division before restructuring charges increased 6.5 per cent in 1995 to $193.8 million from $181.9 million in 1994 (excluding operating income of $0.2 million relating to Australia and New Zealand, disposed of in June 1994). Operating margin declined from 14.7 per cent in 1994 (after excluding Australia and New Zealand) to 14.3 per cent in 1995 reflecting the higher cost of adding new residential customers in North America during 1995. The increase in operating income before restructuring charges in North America reflected the continuing success in the United States of the residential security systems sales program and growth in the sale of new systems and installation revenues in the commercial sector. The growth in residential and commercial sales resulted in increased installation fees and related monitoring and maintenance revenues and increased utilization of the monitoring network in the United States. In Canada, however, sales and margins have fallen and the overall business performance was disappointing.
In Europe operating income before restructuring charges showed a modest increase despite pressure on margins in the electronic article surveillance business. In November 1995 the Company disposed of its entire electronic article surveillance business.

Restructuring and other non-recurring charges

During 1995, the Company commenced a strategic review of its business operations with a view to developing a business strategy which would place the Company in a stronger position to deal with the changing business environment and challenges facing its core electronic security services businesses in the late 1990s. This strategic review process continued during 1996 following the completion of the acquisition of Alert, the senior management reorganization which took place in the first quarter of 1996, and the identification by the new senior management team of the need to expand significantly the terms of reference of the restructuring in the United States. The effects of the Re-Engineering Project and the consequent restructuring are more fully described in note 5(i) of the notes to consolidated financial statements. As a consequence of the Re-Engineering Project, in each of the fourth quarters of 1996 and 1995, senior executive management approved a restructuring plan which resulted in a charge for restructuring and other non-recurring items of $134.7 million and $21.4 million, respectively.

During the fourth quarter of 1996, the Company commenced a strategic and detailed review of the electronic security services businesses acquired as part of the acquisition of ASH in September 1996. In December 1996 senior executive management approved a restructuring plan which is intended to merge and integrate fully the ASH group into the ADT group by the end of 1997. As a consequence of the restructuring plan a charge for restructuring and other non-recurring items of $97.8 millon was recorded in the fourth quarter of 1996. Details of the restructuring are more fully described in note 5(i) of the notes to consolidated financial statements.

Charge for the impairment of long-lived assets

Effective January 1, 1996, the Company was required to adopt SFAS 121. Following the adoption of SFAS 121, in the first quarter of 1996 the Company recorded an aggregate non-cash charge for the impairment of long-lived assets of $731.7 million in the electronic security services division with a consequential tax credit of $10.8 million. The impairment charge comprised $397.1 million relating to the ADT group, principally all of which related to the carrying value of goodwill and other intangibles, and $334.6 million relating to the ASH group, of which $121.0 million related to the carrying value of subscriber systems installed at customers' premises which are included in property, plant and equipment, and $213.6 million related to the carrying value of goodwill and other intangibles. Further details are set out in note 6(i) of the notes to consolidated financial statements.

Vehicle Auction Services

Net sales of the vehicle auction services division are a function of the number of vehicles handled, the number of vehicles sold at auction and the number of vehicles handled for which ancillary services are provided. The Company charges an entry fee for the majority of vehicles entered at auction. On the sale of a vehicle at auction, the Company charges a separate seller's and buyer's fee for each vehicle sold. This fee per vehicle sold is either a fixed fee or a variable fee directly related to the sale price achieved. The fee structure for each vehicle transaction is based upon the contractual relationship with the customer. Revenues from additional services, which include reconditioning, body repair, inspection, transportation and insurance are related to the number of vehicles handled and are an additional integral source of the division's revenue.

In December 1995 the Company disposed of an interest in its United Kingdom and Continental European vehicle auction services businesses.

1996 compared with 1995

Net sales of the division declined from $432.9 million in 1995 to $297.8 million in 1996 due to the exclusion of the sales of European Auctions which was sold in December 1995.

Net sales of the United States vehicle auction services business increased
10.4 per cent in 1996 to $297.8 million from $269.8 million in 1995. The volume of vehicles sold increased by approximately 7 per cent which was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 35 per cent, while the volume of vehicles sold for vehicle manufacturers and new and used vehicle dealers declined by approximately 5 per cent and approximately 2 per cent, respectively.

Operating income of the division declined from $70.2 million in 1995 to $25.2 million in 1996 due to a charge for the impairment of long-lived assets of $13.0 million (see note 6(ii) of the notes to consolidated financial statements) and the exclusion of the operating income of European Auctions.

Operating income before the charge for the impairment of long-lived assets of the United States vehicle auction services business increased 11.4 per cent in 1996 to $38.2 million from $34.3 million in 1995. Operating margin increased to 12.8 per cent in 1996 from 12.7 per cent in 1995. The increase in operating income and operating margin were due principally to the increase in the volume of vehicles sold and to an increase in the ratio of vehicles sold to vehicles entered for sale ("conversion ratio") to 56.6 per cent in 1996 from 55.3 per cent in 1995, which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

In December 1995 the Company disposed of an interest in European Auctions for an aggregate consideration of $334.9 million. The net loss on disposal of $65.8 million included $136.5 million relating to the write off of net unamortized goodwill and other intangibles and a $23.2 million charge relating to cumulative currency translation adjustments.

1995 compared with 1994

Net sales of the division increased 15.1 per cent in 1995 to $432.9 million from $376.1 million in 1994. This increase was attributable to increases in net sales of $40.3 million and $16.5 million in Europe and the United States, respectively. The increase in Europe was primarily attributable to an increase in the number of vehicles sold in 1995 of approximately 7 per cent, the inclusion of the vehicle reconditioning and transportation business in the United Kingdom which was acquired in December 1994 and the strengthening of European currencies against the US dollar. In Europe the volume of vehicles sold for new and used vehicle dealers, fleet lease customers and vehicle manufacturers increased by approximately 5 per cent, approximately 10 per cent and approximately 8 per cent, respectively. In the United States the volume of vehicles sold increased by approximately 3 per cent. This was principally due to an increase in the volume of vehicles sold for fleet lease customers of approximately 30 per cent, offset by a decline, in each case, in the volume of vehicles sold for vehicle manufacturers and new and used vehicle dealers of approximately 5 per cent.

Operating income of the division increased 12.0 per cent in 1995 to $70.2 million from $62.7 million in 1994. Operating income in Europe increased by $6.9 million due to the increase in revenue per vehicle sold at auctions, the inclusion of the vehicle reconditioning and transportation business in the United Kingdom, effective overhead containment and the strengthening of European currencies against the US dollar. Operating income in the United States increased by $0.6 million and operating margin declined from 13.3 per cent to 12.7 per cent. This was principally due to a decline in the conversion ratio from 58.3 per cent in 1994 to 55.3 per cent in 1995 which was due to a lower proportion of vehicles entered for sale by manufacturers and to lower dealer conversion ratios.

Corporate expenses

Corporate expenses comprise administrative, legal and general corporate expenses net of other income and include all central costs incurred not directly connected with the operational management of the Company's two businesses which are responsible for their own corporate overheads.

The effects of the Re-Engineering Project and the merger of the ASH group into the ADT group resulted in a charge for restructuring and other non-recurring items at the corporate level in the fourth quarter of 1996 of $4.8 million. During 1995 management evaluated the Company's entire group corporate structure, in particular in the United Kingdom. As a result, in December 1995, senior executive management approved a restructuring plan which resulted in a charge for restructuring and other non-recurring items at the corporate level of $12.8 million. The corporate restructuring charge in 1994 of $4.5 million was principally attributable to the Company's corporate administration in the United Kingdom. Details of the restructurings are more fully described in note 5(ii) of the notes to consolidated financial statements.

OTHER ITEMS - INCOME STATEMENT

Interest income and interest expense

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Interest income                                 27.5        16.2        15.2
Interest expense                              (101.0)     (116.3)      (99.3)

Interest income increased in 1996 compared with 1995 principally due to the effects of the disposal of the European vehicle auction division and the European electronic article surveillance business in the fourth quarter of 1995, and the inclusion of $8.9 million interest income in 1996 related to the ITS Vendor Note. Interest income increased in 1995 to compared with 1994 principally due to the increase in the level of cash deposits held by the Company in 1995.

Interest expense declined in 1996 compared with 1995 principally due to the effects of the refinancing which took place in the third quarter of 1995. In 1996 interest expense included $20.3 million (1995 - $9.4 million) relating to Liquid Yield Option Notes discount amortization, and $3.7 million (1995 - $5.3 million) relating to refinancing costs amortization. Interest expense increased in 1995 compared with 1994 principally due to the effects of the financing of the redemption of a significant proportion of the Company's convertible redeemable preference shares in 1994. In 1995 interest expense included $9.4 million (1994 - nil) relating to Liquid Yield Option Notes discount amortization, and $5.3 million (1994 - $5.7 million) relating to refinancing costs amortization. The Company holds no derivative financial instruments.

See Liquidity and Capital Resources and notes 21 and 23 of the notes to consolidated financial statements which provide details of short-term and long-term debt, respectively.

Disposal of businesses

In December 1995 the Company disposed of an interest in its United Kingdom and Continental European vehicle auction services businesses for an aggregate consideration of $334.9 million (see notes 18 and 34 of the notes to consolidated financial statements for further details). The net loss on disposal of $65.8 million included $136.5 million relating to the write off of net unamortized goodwill and a $23.2 million charge relating to cumulative currency translation adjustments.

In November 1995 the Company disposed of its entire European electronic article surveillance business for an aggregate consideration of $54.0 million. The net gain on disposal of $31.4 million included a $2.1 million gain relating to cumulative currency translation adjustments.

Other income less expenses

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Gains and losses arising from the
   ownership of investments                     54.4        (5.0)       21.5
Write off in value of associate                    -           -       (30.7)
Settlement gain                                 65.0           -           -
Gains and losses on currency transactions        9.7         0.9         2.1
Other income less expenses - net                (0.3)       (0.9)        3.0
                                               -----        ----       -----
                                               128.8        (5.0)       (4.1)
                                               =====        ====       =====

During 1996 gains arising from the ownership of investments included a net gain of $53.4 million relating to the disposal in November 1996 of the Company's entire investment in Limelight Group plc. The write off in value of associate in 1994 related to the Company's entire equity investment in Arius, Inc. which was held by the ASH group. In December 1996 the Company and BDO entered into an agreement in full and final settlement of the Company's litigation against BDO. The net gain arising on this settlement, after the write off of certain deferred legal costs, amounted to $69.7 million, of which $65.0 million was included in other income less expenses and $4.7 million was included in interest income. See note 8 of the notes to consolidated financial statements for further details of other income less expenses.

Income taxes

Current income taxes principally relate to state, local and other tax liabilities incurred in the United States and other non-US tax liabilities. The Company's effective income tax rate as adjusted for financial reporting purposes has increased in 1996, 1995 and 1994. This effective tax rate increase principally arose from an increase in the deferred tax charge. During 1996 the Company's deferred income tax charge was impacted by tax effects of the restructuring in the United States and other non-US tax jurisdictions. See note 9 of the notes to consolidated financial statements for further details of income taxes.

Discontinued operations

Discontinued operations comprised the disposal during 1994 of all the Company's non-core businesses. The Company no longer has any interests in non-core businesses. Included in the loss from discontinued operations for 1994 were net losses on disposal of the non-core businesses amounting to $3.7 million, which included $19.1 million relating to the write off of net unamortized goodwill and other intangibles on the disposal of the non-core businesses. The net income from operations for 1994 included in the loss from discontinued operations amounted to $0.4 million on net sales of $80.6 million.

Extraordinary items

Extraordinary items in 1996 and 1995 included net losses amounting to $1.2 million and $1.5 million, respectively, arising on the reacquisition of certain of the Company's senior subordinated notes. Further details are provided in notes 11 and 23(ii) of the notes to consolidated financial statements.

In September 1996 the Company repaid in full all amounts owed by the ASH group under its senior notes and bank credit agreement. Further details on the net loss amounting to $4.6 million which arose on these transactions are provided in notes 11 and 23(vi) of the notes to consolidated financial statements.

In December 1996 the Company gave notice that it would redeem in full all amounts outstanding to the convertible capital bond holders owed by the ASH group. Further details on the net loss amounting to $1.6 million which arose on this transaction are provided in notes 11 and 23(v) of the notes to consolidated financial statements.

In July 1995 and December 1996 the Company repaid in full and cancelled certain bank credit agreements as part of refinancing arrangements at the time. Further details of the net losses amounting to $8.3 million in 1995 and $1.0 million in 1996 which arose on these transactions are provided in notes 11, 23(iii) and 23(iv) of the notes to consolidated financial statements.

Dividends on preference shares

As a result of the redemption of a significant proportion of the Company's convertible redeemable preference shares in 1994, dividends payable on the balance of such shares outstanding were negligible in 1996 and 1995.

Effects of inflation

Due to the relatively low levels of inflation experienced in 1994, 1995 and 1996 in the major markets in which the Company operates, inflation did not have a significant effect on the results of the Company in these years.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated cash flow information

The net decrease in cash and cash equivalents amounted to $135.0 million, after the positive effect of currency translation on cash and cash equivalents of $1.4 million. Net cash of $308.7 million provided by operating activities was offset by net cash utilized by investing activities of $328.4 million and net cash utilized by financing activities of $116.7 million.

Net cash provided by operating activities of $308.7 million principally included cash provided by the Company's electronic security services and vehicle auction services divisions less other expenses and adjusted for the net increase in working capital. Within the net increase of $32.7 million in working capital were increases in accounts receivable of $11.9 million and inventories and other assets of $15.0 million and a net decrease in liabilities of $5.8 million, principally relating to increases in accounts payable and deferred revenue and a decrease in other liabilities. The movement in accounts receivable was principally due to an increase in accounts receivable in the vehicle auction services division. The movement in deferred revenue was principally due to the timing of billings within the electronic security services division.

Net cash utilized by investing activities of $328.4 million was principally due to capital expenditures of $314.2 million and $25.7 million in the electronic security services and vehicle auction services divisions, respectively, $25.5 million relating to the acquisition of the minority interest in Alert and $34.6 million relating to the purchase of customer contracts to provide electronic security monitoring. These were principally offset by $15.4 million received on the disposal of certain investments in and loans to associates and $54.1 million received on the disposal of other investments, principally Limelight Group plc.

Net cash utilized by financing activities of $116.7 million was principally due to the repayments of long-term debt of $209.9 million, principally relating to the ASH group, and the purchase of $23.1 million of the Company's senior subordinated notes at a cost of $24.0 million. These were principally offset by $86.8 million relating to the proceeds from long-term debt and $24.7 million realized on the issue of common shares.

Cash, liquid resources and sources of finance

Liquid assets available to the Company at December 31, 1996 represented cash and cash equivalents of $215.9 million. At December 31, 1996 the Company had available but undrawn facilities of $35.9 million under its revolving bank credit agreement.

In July 1996, as part of the then agreement to combine with Republic Industries, Inc. ("Republic"), ADT Limited granted to Republic a warrant to acquire 15 million common shares of ADT Limited at an exercise price of $20 per common share. Following termination of the agreement to combine with Republic, the warrant vested and was exercisable by Republic in the six month period commencing September 27, 1996. On March 21, 1997 the warrant was exercised by Republic and the Company received $300 million in cash.

Future commitments and cash requirements

Capital expenditures during 1997 are estimated to be approximately $487 million which represent normal replacement needs and the purchase of additional equipment, facilities and customer contracts necessary to meet planned increases in sales. Approximately 90 per cent of the capital expenditures projected for electronic security services relates to installation of subscriber systems at customers' premises. This amount does not include any amounts for acquisitions which the Company may pursue from time to time.

The Company believes that the working capital at December 31, 1996, its available credit facilities and the current cash flows from operations are adequate for the Company's normal growth and operating needs, the funding of its capital expenditures budget and the current servicing of its debt requirements.

ADT Limited has no present intention to pay any dividends on its common shares but will keep its dividend policy under review in the light of prevailing circumstances. Under the terms of the senior notes and revolving bank credit agreement ADT Limited may not declare, pay or make any dividend or distribution with respect to its common shares, except in certain defined circumstances. See note 23 of the notes to consolidated financial statements for further details.

Forward looking information

Certain statements in this Form 10-K constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
In particular any statements contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements included, among others, overall economic and business conditions, the demand for the Company's service, competitive factors in the industry, regulatory approvals and the uncertainty of consummation of future acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADT Limited's consolidated financial statements are included on pages F-1 to F-77 and its consolidated financial statement schedules are included on pages F-78 and F-79. Information required by Item 302 of Regulation S-K is included in note 35 of the notes to consolidated financial statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the names, ages, positions and certain other information concerning the current directors and executive officers of the Company and three executive officers of subsidiaries of the Company as at December 31, 1996.


Name                      Age   Position with Company
----                      ---   ---------------------

Michael A. Ashcroft       50    Chairman of the Board; Chief Executive
                                  Officer
John E. Danneberg         50    Director
Raymond A. Gross          47    Senior Vice President of ADT Security
                                  Services, Inc.
Alan B. Henderson         63    Director
Ronnie G. Lakey           42    Director of ADT (UK) Holdings PLC
James S. Pasman, Jr.      66    Director
Michael J. Richardson     60    President and Chief Executive Officer of
                                  ADT Automotive, Inc.
Stephen J. Ruzika         41    Chief Financial Officer; Executive Vice
                                  President; Director
W. Peter Slusser          67    Director
William W. Stinson        63    Director
Raymond S. Troubh         70    Director

_________________________
Mr. Ashcroft has been Chairman and Chief Executive Officer of the Company since 1984 and is Chairman of the Executive Committee. He was Chairman and Chief Executive Officer of the Company's predecessor company, Hawley Group PLC, from 1977 to 1984. He is the non-executive Chairman of BHI Corporation.

Mr. Danneberg has been a director of the Company since December 1991 and was previously a director of the Company from 1984 to June 1991. He was the President of Foliage Plant Systems, Inc., an interior landscape contractor, from 1988 to October 1995 and has been Chief Executive Officer of Sonitrol Corporation since August 1996, under a consulting agreement with ADT, Inc.

Mr. Gross has been a Senior Vice President of ADT Security Services, Inc. since March 1, 1996. From August 1993, he was President and Chief Executive Officer of Alert Centre, Inc., which was acquired by ADT in December 1995, and prior to that he was President/General Manager of Cellular One of Ohio from November 1988.

Mr. Henderson has been a director of the Company since 1992 and is a member of the Audit and Remuneration Committees. He is Chairman of Ranger Oil (UK) Limited, an oil exploration and production company, and has been a director of Ranger Oil (UK) Limited since 1972. He is also Chairman of Abtrust Emerging Economies Investment Trust Plc and Abtrust New Thai Investment Trust Plc, and is a director of Abtrust New Dawn Investment Trust Plc, Energy Capital Investment Company PLC and Greenfriar Investment Company PLC.

Mr. Lakey has been a director of ADT (UK) Holdings PLC since its incorporation in 1996. He has operational responsibility for the Company's electronic security services operations in Canada and Europe. He has held various positions with the Company since joining in 1987.

Mr. Pasman has been a director of the Company since 1992 and is a member of the Audit and Remuneration Committees. He was President and Chief Operating Officer of National Intergroup, Inc., an industrial holding company, from 1989 to 1991 and was Chairman and Chief Executive Officer of Kaiser Aluminum and Chemical Corp., an aluminum and chemical company, from 1987 to 1989. He is a director of BEA Income Fund, Inc., BEA Strategic Income Fund, Inc. and BT Insurance Funds Trust.

Mr. Richardson has been the President and Chief Executive Officer of ADT Automotive, Inc., which supervises the United States vehicle auction services business, since 1982.

Mr. Ruzika has been a director and Executive Vice President of the Company since 1987, has been Chief Financial Officer since 1989 and President of ADT Security Services, Inc. since 1996. He is a member of the Executive Committee. He was previously Chief Financial Officer of the Company's United States operations. He is also a non-executive director of BHI Corporation.

Mr. Slusser has been a director of the Company since 1992 and is a member of the Audit and Remuneration Committees. He has been the President of Slusser Associates, Inc., a private investment banking firm in New York City, since 1988 and was previously a managing director and head of mergers and acquisitions at PaineWebber Incorporated. He is a director of Ampex Corporation, a leading producer of high performance television and data storage recording systems.

Mr. Stinson has been a director of the Company since 1991. He retired as Chairman and Chief Executive Officer of Canadian Pacific Limited in 1996 after serving as Chief Executive Officer for 11 years. He remains a director of that company. He is also a director of Laidlaw, Inc., Western Star Trucks Inc., Sun Life Assurance Company of Canada, and a number of other corporations.

Mr. Troubh has been a director of the Company since 1991 and is a member of the Audit and Remuneration Committees. He has been an independent financial consultant since 1974. He is a director of America West Airlines, Inc., ARIAD Pharmaceuticals, Inc., Becton, Dickinson and Company, Diamond Offshore Drilling, Inc., Foundation Health Corporation, General American Investors Company, Inc., Olsten Corporation, Petrie Stores Corporation, Time Warner Inc., Triarc Companies, Inc. and WHX Corporation.

Each director is currently serving a term which expires at the next annual general meeting. Each such director is eligible for re-election. Under the Bye-Laws of the Company, no person other than a director retiring at a General Meeting of the Company shall, unless recommended by the directors, be eligible for election to the office of director unless, between six and 28 days before the meeting date, the Secretary of the Company has been given, by a shareholder of the Company (other than the person to be proposed) entitled to attend and vote at the annual general meeting or special general meeting, written notice of his intention to propose such person for election and also written notice, signed by the person to be proposed, of his willingness to be elected. A director may hold any other office or position of profit under the Company (other than the office of Auditor) in conjunction with this office of director for such period and on such terms as the Company may from time to time determine in general meeting.

Meetings and Committees of the Board

During 1996, there were eleven meetings of the Board. All directors attended at least 75 per cent of the meetings of the Board and of the committees of which they were members.

The Board has several committees, including an Audit Committee and a Remuneration Committee. The Audit Committee, formed in 1991, and the Remuneration Committee, formed in 1992, consist of Messrs. Henderson, Pasman, Slusser and Troubh each of whom is an independent director. During 1996, there were four meetings of the Audit Committee and four meetings of the Remuneration Committee. The function of the Audit Committee is to review the services performed by the Company's independent accountants and to review and act or report to the Board with respect to the scope of audit procedures and accounting practices. The function of the Remuneration Committee is to review and approve compensation and other employment benefits afforded certain executive officers. The Company has no standing nominating committee.

Compensation of Directors

Directors who are not employees of the Company are paid an annual director's fee of $25,000 each and are reimbursed for reasonable and customary travel and other expenses incurred in performing their duties. In addition, Messrs. Henderson, Pasman, Slusser and Troubh are each paid an annual sum of $15,000 for their services on the Audit and Remuneration Committees.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company, including three executive officers of a subsidiaries of the Company (the "Named Officers").

                                                                                          Long-Term
                                                                                         Compensation
                                                 Annual Compensation(1)                     Awards
                                       ----------------------------------------------------------------
                                                                                            Securities
                                                                                           Underlying
                                                                                          Stock Options      All Other
Name and principal position            Year             Salary             Bonus              (#)            Compensation
---------------------------            ----          ----------          ----------       -------------      ------------

Michael A. Ashcroft(2)                  1996         $1,143,844          $2,344,880         5,000,000         $1,330,380(3)
Chairman of the Board; Chief            1995         $1,089,375          $2,233,219         1,500,000         $1,921,939
Executive Officer                       1994         $1,037,500           1,945,313           750,000         $  783,403

Raymond A. Gross                        1996         $  183,353(4)       $   82,500           100,000                -0-
Senior Vice President of ADT            1995                -0-                 -0-               -0-                -0-
Security Services, Inc.                 1994                -0-                 -0-               -0-                -0-

Ronnie G. Lakey                         1996         $  248,962          $  125,000           100,000         $   27,020(5)
Director of ADT (UK) Holdings           1995         $  195,866          $  140,000            20,000         $   14,822
PLC                                     1994         $  188,827          $  135,000            25,000         $   14,138

Michael J. Richardson(6)                1996         $  335,000          $  222,705            40,000         $    6,461(7)
Chief Executive Officer of ADT          1995         $  314,000          $  145,245            50,000         $    6,461
Automotive, Inc.                        1994         $  300,000          $  115,000            45,000         $    6,480

Stephen J. Ruzika(8)                    1996         $  686,306          $1,100,000(9)        208,333         $   40,323(10)
Chief Financial Officer; Executive      1995         $  653,625          $  250,000           500,000         $   37,432
Vice President; Director                1994         $  622,500          $  200,000           250,000         $   35,639

---------------------
(1) While officers enjoy certain perquisites, such perquisites did not exceed the lesser of $50,000 or 10 per cent of each officer's salary and bonus. Except as set forth below under "Employment Contracts, Termination of Employment and Change in Control Arrangements", a change in control of the Company does not of itself require the payment of any moneys to any of the Named Officers. However, such an event does accelerate the vesting of certain pension rights and the exercisability of certain stock options.

(2) The salary, bonus and all other compensation shown in respect of 1994 and 1995 represent Mr. Ashcroft's entitlement to those amounts. Mr. Ashcroft utilized $2,500,000 of the compensation due to him for 1995, being the whole of his bonus entitlement of $2,233,219 and $266,781 of his other compensation to subscribe for options, at the rate of $2.50 per option, to subscribe for Common Shares. Mr. Ashcroft also utilized $2,500,000 of the compensation due to him for 1994, being the whole of his bonus entitlement of $1,945,313 and $554,687 of his other compensation entitlement to subscribe for these options.

(3) The other compensation due to Mr. Ashcroft in respect of 1996 represents the US dollar equivalent of Pound Sterling 851,344 being an amount in lieu of providing Mr. Ashcroft with retirement and death benefits under a defined pension plan. The amounts in respect of 1995 and 1994, and which are referred to in note (2) above, were the equivalents of Pound Sterling 1,217,341 and Pound Sterling 511,126, respectively.

(4) Represents salary since joining ADT Security Services, Inc. in March 1996. Mr. Gross' annualized salary for 1996 was $220,000.

(5) Represents the amount contributed to Mr. Lakey's retirement income plan (1995 - $14,822, 1994 - $14,138).

(6) The salary amount shown for 1996 represents Mr. Richardson's entitlement to salary in the year. Prior to becoming entitled to receive certain salary, however, Mr. Richardson elected to receive options at the rate of $2.50 per option, to subscribe for Common Shares at an exercise price of $8.625 per share, in lieu of receiving $69,444 in salary (1995
     - $83,333, 1994 - $97,222).

(7) Represents $4,500 contributed to a defined contribution 401(k) pension benefit plan (1995 - $4,500, 1994 - $4,500) and $1,961 which is the aggregate incremental cost to the Company of providing Mr. Richardson with enhanced group term life insurance benefits (1995 - $1,961, 1994 - $1,980).

(8) The salary amount shown for 1996 represents Mr. Ruzika's entitlement to salary in the year. Prior to becoming entitled to receive certain salary, however, Mr. Ruzika elected to receive options at the rate of $2.50 per option, to subscribe for Common Shares at an exercise price of $8.625 per share, in lieu of receiving $80,136 in salary (1995 - $104,167, 1994 - $128,198).

(9)  Mr. Ruzika earned a bonus for 1996 of $1,100,000 (1995 - $250,000) under a bonus arrangement by which payments are related directly to the performance of the Common Share price.

(10) Represents $37,639 contributed to Mr. Ruzika's retirement income plan (1995 - $35,777, 1994 - $34,003) and $2,684 which is the estimated aggregate incremental cost to the Company of providing Mr. Ruzika with supplemental term life insurance (1995 - $1,655, 1994 - $1,636).

Option Grants in Last Fiscal Year

Shown below are all grants of share options to the Named Officers during the fiscal year ended December 31, 1996. The following table shows, along with certain information, hypothetical realizable values of share options granted for the last fiscal year, at assumed rates of cumulative share price appreciation over the ten-year life of such options. These assumed rates of appreciation are set by the rules of the SEC and are not intended to forecast appreciation of the price of the Common Shares. These hypothetical values have not been discounted to reflect their present values.

                                            Individual Grants
                         --------------------------------------------------------

                                                                                          Potential Realizable Value
                                          % of                                              at Assumed Annual Rates
                                      Total Options    Exercise                           of Share Price Appreciation
                                        Granted          or                                   for Option Term(2)
                          Options     to Employees     Base Price      Expiration
Name                     Granted(1)  in Fiscal Year    ($/share)          Date               5%               10%
----                     ---------   --------------    ---------      -----------         -----------      -----------

Michael A. Ashcroft     5,000,000        78.3%          $15.00        Aug 4, 2003         $30,968,000      $74,713,000
Raymond A. Gross          100,000         1.6%          $16.50        May 6, 2006         $ 1,017,000      $ 2,597,000
Ronnie G. Lakey           100,000         1.6%          $16.50        May 6, 2006         $ 1,017,000      $ 2,597,000
Michael J. Richardson      40,000         0.6%          $16.50        May 6, 2006         $  407,000       $ 1,039,000
Stephen J. Ruzika         208,333         3.3%          $15.00        April 29, 2004      $ 1,452,000      $ 3,567,000

-------------------
(1) The options granted to Mr. Ashcroft and Mr. Ruzika represent the net increase in the number of options which were received by Mr. Ashcroft and Mr. Ruzika in connection with an amendment to a previously granted option on 3,000,000 and 125,000 Common Shares, respectively. At the same time as the number of options was increased, the exercise price was also increased from $8.625 to $15.00. All the other terms and conditions of the options, including the expiry dates, remained unchanged.

    Of the options granted to Mr. Gross, Mr. Lakey and Mr. Richardson, 50 per cent are exercisable after three years from the date of grant, 25 per cent are exercisable after 4 years from the date of grant and 25 per cent are exercisable after five years from the date of grant.

(2) Gains are reported net of the option exercise price but before taxes associated with exercise. The amounts shown represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent on the future price performance of the Common Shares as well as the option holders' continued employment through the vesting period. The potential realizable values reflected in this table may not necessarily be achieved.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

Shown below is information with respect to aggregate option exercises by the Named Officers in the fiscal year ended December 31, 1996 and with respect to unexercised options to purchase Common Shares granted in fiscal 1996 and prior years to the Named Officers and held by them at December 31, 1996.

[CAPTION]

                                                                                                 Value of Unexercised In-the-
                                Shares             Value         Number of Unexercised           Money Options at Fiscal Year
                              Acquired on       Realized on    Options at Fiscal Year End                   End(1)(2)
                              Exercise of       Exercise of    -------------------------------------------------------------------
                              Options in        Options in
Name                          Fiscal Year       Fiscal Year    Exercisable      Unexercisable      Exercisable       Unexercisable
----                          -----------       -----------    -----------      -------------      -----------       -------------


Michael A. Ashcroft            825,000         $6,626,250        9,700,000        1,550,000        $78,437,190        $17,493,125
Raymond A. Gross                   -0-            -0-                 -0-           100,000                -0-        $   637,500
Ronnie G. Lakey                 32,000         $  256,016           15,000          145,000        $   208,125        $ 1,209,375
Michael J. Richardson           45,000         $  318,125          270,000          135,000        $ 3,496,750        $ 1,441,875
Stephen J. Ruzika               12,000         $   54,900        1,141,663          516,670        $12,951,731        $ 5,831,080

--------------------
(1) Based on the closing price of $22.875 per Common Share on December 31, 1996.

(2) Messrs. Ashcroft, Richardson and Ruzika were granted certain options for which they have paid a subscription price of $2.50 per option which has been taken into account for the purpose of valuing these options.

Certain Defined Benefit Plans

The Company does not maintain any defined benefit or actuarial retirement plans ("pension plans"). However, Mr. Lakey, Mr. Richardson and Mr. Ruzika participate in pension plans that are maintained by indirect, wholly owned subsidiaries of the Company. Certain information is set forth below regarding the pension plans in which Mr. Lakey, Mr. Richardson and Mr. Ruzika, as well as other employees of the Company's subsidiaries, participate.

Mr. Richardson is a participant in the ADT Pension Plan maintained by ADT Group PLC ("ADT Group"). Mr. Richardson is the only Named Officer who participates in the ADT Group's Pension Plan (the "ADT Group Plan"). The ADT Group Plan provides Mr. Richardson an annual benefit payable for life beginning at age 60. The annual benefit is equal to 66.7 per cent of base salary for the three years of the most recent ten years prior to retirement that produce the highest average. Mr. Richardson's annual benefit payable at age 60 for life is Pound Sterling146,095. Since Mr. Richardson has already attained age 60, the benefit payable to him upon his actual retirement will be adjusted based upon his actual retirement date.
Benefits payable under the ADT Group Plan are not offset by Social Security benefits.

ADT, Inc. maintains a supplemental executive retirement plan (the "ADT SERP"). Mr. Lakey and Mr. Ruzika are the only Named Officers who participate in the ADT SERP. Benefits for Mr. Ruzika under the ADT SERP are also supplemented under a Supplemental Benefit Agreement between Mr. Ruzika and ADT Management Services Limited (the "Supplemental Benefit Agreement").

The ADT SERP provides benefits to Mr. Lakey for a total of 20 years, beginning at age 60. This annual benefit is equal to 60 per cent of Mr. Lakey's base salary for the three consecutive years that produce the highest average. This benefit is reduced by the value of any benefits derived from employer contributions under any other retirement plan maintained by ADT, Inc. or its affiliates. Mr. Lakey's estimated annual benefit payable at age 60 for a total of 20 years, net of the estimated offset attributable to employer contributions under certain defined contribution plans, is $30,764. The estimated offset is based on the assumption that Mr. Lakey will have 27 years of service at age 60. Benefits are not offset by Social Security benefits.

The ADT SERP and Supplemental Benefit Agreement together provide benefits payable to Mr. Ruzika for a total of 20 years beginning at age 55. This annual benefit is equal to 65 per cent of base salary and bonuses for the three consecutive years that produce the highest average. Effective for benefits accrued after December 31, 1994, the benefit is calculated using base salary including, for this purpose, the purchase price of any options to purchase the Company's shares received in lieu of base salary. This benefit is reduced by the value of any benefits derived from employer contributions under any other retirement plan maintained by ADT, Inc. or its affiliates.

Mr. Ruzika's estimated annual benefit payable at age 55 for a total of 20 years, net of the estimated offset attributable to employer contributions under certain defined contribution plans, is $361,802. The estimated offset is based upon the assumption that Mr. Ruzika will have 28 years of service at age 55. Benefits are not offset by Social Security benefits.

Compliance with Reporting Requirements

The Company believes that, during 1996, all filing requirements under
Section 16(a) of the Exchange Act applicable to its officers, directors and beneficial owners of more than 10 per cent of equity securities were complied with on a timely basis.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

The Company has entered into a written employment agreement with Mr. Ashcroft, dated as of May 8, 1993. An amendment to the agreement was approved on November 4, 1996, which provides that Mr. Ashcroft shall serve as Chairman of the Board and Chief Executive Officer until March 31, 2000, subject to renewal for additional two-year terms thereafter. Mr. Ashcroft's initial base salary was $1,000,000 per annum subject to annual review and adjustment by the Board but may only be reduced by a maximum of 15 per cent during the term of the agreement without Mr. Ashcroft's consent. During 1996, Mr. Ashcroft's base salary was increased to $1,157,625 per annum. Mr. Ashcroft is also eligible for annual bonus payments based upon an earnings-per-share target for the Common Shares set each year, subject to a maximum bonus of $4,000,000. The maximum bonus is payable upon attaining 117.5 per cent of the targeted earnings per share. As a term of the contract, Mr. Ashcroft was granted options to purchase 1,000,000 Common Shares under the ADT 1993 Long Term Incentive Plan, with 50 per cent of such options exercisable at market value on the date of grant, as defined, 25 per cent exercisable at 110 per cent of market value, and 25 per cent exercisable at 120 per cent of market value, vesting in equal annual installments over a three-year period commencing one year from the date of grant and exercisable over a ten-year period. The Company will make annual payments to Mr. Ashcroft calculated to provide him with retirement and death benefits no less favorable than if he were a member of ADT Group Plan. Such annual payments will not be less than $450,000. The Company may terminate the agreement upon Mr. Ashcroft's death, when Mr. Ashcroft attains the age of 60, if Mr. Ashcroft is unable to perform his duties for 180 days due to ill heath, accident or otherwise, if Mr. Ashcroft fails to discharge his duties or engages in conduct that is materially injurious to the Company, or if Mr. Ashcroft willfully and continually commits a material breach of the agreement. Mr. Ashcroft may terminate the agreement upon, among other reasons, a breach by the Company which breach (except for a material breach) is not cured within 30 days, if he is removed from his position as Chairman of the Board or his position as Chief Executive Officer, or if the scope of his duties and responsibilities becomes inconsistent with his position as an officer of the Company.

Mr. Ashcroft may also terminate the agreement without cause at any time upon 90 days notice. In the event the agreement is terminated pursuant to its terms by the Company or without cause by Mr. Ashcroft upon 90 days notice, Mr. Ashcroft will be entitled to the pro rata portion of his base salary, bonus payment, pension payment and other benefits but will not be entitled to any additional payments. If the agreement is terminated due to a disability, Mr. Ashcroft will be entitled to an additional payment equal to two times his highest base salary. In the event the agreement is terminated by the Company without cause or by Mr. Ashcroft with cause, Mr. Ashcroft will be entitled to a severance payment equal to two times his highest base salary and average bonus payment, annual pension payments for the year of termination and the following two years, and one year of any other benefits previously provided.

Mr. Ruzika entered into an employment agreement with ADT as of February 26, 1997. The agreement provides that Mr. Ruzika will serve as Chief Financial Officer of ADT and as President of ADT Security Services, Inc., ADT Operations, Inc. and ADT, Inc., subsidiaries of ADT, from March 1, 1997 until February 28, 1999, subject to renewal for additional two-year terms thereafter. Mr. Ruzika's initial annual base salary will be $694,500 and will be subject to annual review for possible adjustments. Mr. Ruzika will also be eligible for annual bonus payments at the discretion of the Company as well as other compensation and benefit plans of the Company including stock option plans. The termination provisions of this agreement provide that in the event that agreement is terminated by ADT without cause or by Mr. Ruzika with cause, Mr. Ruzika will be entitled to receive a severance payment equal to twice his base salary and certain fringe benefits.

Mr. Lakey entered into an employment agreement with ADT, Inc. as of January 16, 1997. The agreement provides that Mr. Lakey will have operational responsibility for ADT's electronic security operations in Canada and Europe from January 16, 1997 until December 31, 1999, subject to renewal for additional two-year terms thereafter. Mr. Lakey's initial annual base salary will be $265,000. Mr. Lakey will also be eligible for annual bonus payments at the discretion of the Company as well as certain other enumerated benefits and relocation expenses. The termination provisions of this agreement include a term to the effect that, in the event that agreement is terminated by ADT without cause or by Mr. Lakey with cause, Mr. Lakey will be entitled to receive his base salary and certain fringe benefits for two years.

Under the ADT SERP (and, in the case of Mr. Ruzika, the Supplemental Benefit Agreement), Mr. Ruzika and Mr. Lakey become fully vested in the accrued benefits thereunder upon a Change in Control (as defined below) of the Company or ADT, Inc. Mr. Ruzika also becomes fully vested upon a Change in Control (as defined below) of ADT Management Services Limited.
If Mr. Ruzika or Mr. Lakey's employment is terminated within one year from the date of a Change in Control, the terminated executive will receive, in lieu of all other amounts due to him under the ADT SERP (and, in Mr. Ruzika's case, the Supplemental Benefit Agreement), a lump-sum distribution equal to the present value of his accrued benefit and an additional amount calculated under a formula intended to put him in the same after-tax position that he would have been in if he had received a lump-sum distribution of his accrued benefit on his normal retirement date. Under this formula Mr. Ruzika would currently receive an additional amount of approximately $653,295 and Mr. Lakey would currently receive an additional amount of approximately $54,253.

A "Change in Control" is deemed to have occurred under the ADT SERP if :
(1) any person (other than Laidlaw, Inc. or its affiliates, collectively the "Laidlaw Group") acquires more than 40 per cent of the Company's voting stock (the triggering percentage has been reduced from 40 per cent to 35 per cent because the Laidlaw Group's beneficial ownership of the Company's voting stock is less than 20 per cent); (2) the Laidlaw Group becomes the beneficial owner of more than 45 per cent of the Company's outstanding voting stock; (3) there is a change of 50 per cent or more in the composition of the Company's directors during any 3-year period (unless the change in directors was approved by two thirds of the directors in office at the beginning of such 3-year period or directors who had previously been elected with the requisite two thirds approval); (4) a person acquires the legal right to direct the management and policies of the Company (other than by virtue of membership on the board of directors or a committee of the board); (5) the Company ceases to own, directly or indirectly through subsidiaries, at least 80 per cent of the voting stock of ADT, Inc. or (6) the shareholders of either the Company or ADT, Inc. approve a merger, consolidation or a sale or disposition of all, or substantially all, of the assets of the Company or ADT, Inc. as the case may be, with the relevant company not surviving. In the case of Mr. Ruzika, the provisions of (4),
(5), and (6) above include a change in the ownership of ADT Management Services Limited (as well as the Company or ADT, Inc.).

Mr. Richardson entered into an employment agreement with ADT Automotive Holdings, Inc. ("ADT Automotive Holdings"), the corporate parent of ADT Automotive, Inc., as of November 30, 1993. The agreement provides that Mr. Richardson will serve as Chief Executive Officer of ADT Automotive Holdings and its subsidiaries from December 1, 1993 until July 31, 1996, subject to renewal for additional one-year terms thereafter. The agreement was renewed on a year-to-year basis as of July 31, 1996. The agreement provides that the term will be extended for an additional one year period thereafter unless either ADT Automotive Holdings or Mr. Richardson shall have given the other notice of intention not to extend the term six months prior to July 31, 1997. On January 29, 1997, ADT Automotive Holdings and Mr. Richardson entered into an agreement which provides that Mr. Richardson's time to give such notice is extended to and including April 30, 1997. Mr. Richardson's initial annual base salary will be $300,000 and will be subject to annual review for possible increases. Mr. Richardson will also be eligible for annual bonus payments at the discretion of the Company. The termination provisions of this agreement include a term to the effect that, in the event that agreement is terminated by ADT Automotive Holdings without cause or by Mr. Richardson with cause, Mr. Richardson will be entitled to receive his base salary and certain fringe benefits for two years or the remaining term of the agreement, whichever is longer.

Mr. Richardson has also entered into an incentive compensation agreement for payment upon the successful sale of ADT Automotive Holdings by the Company. To the extent that the gross consideration for such sale exceeds $430 million, on completion of the sale, ADT has agreed to pay Mr. Richardson one-half of one per cent of such excess. Gross consideration is deemed to be the aggregate of proceeds received by ADT and debt remaining in the auctions group which is assumed by the purchaser other than debt considered to be a component of working capital, including bank overdrafts.

The Remuneration Committee of the Board has considered the recommendations of the Company's outside independent human resources consultants, and has reviewed industry practices concerning change in control severance benefits. In view of the need to minimize employee distractions and to retain employee loyalty and dedication to the Company and to assure attention to the Company's performance pending resolution of the Western Offer, on February 27, on the recommendation of the Remuneration Committee, the Board unanimously approved a severance agreement between Mr. Gross and ADT Security Services, Inc. in the event of a change of control, which severance arrangement it has determined is fair and consistent with industry practices. The agreement provides that in the event that there is a "Severance Change in Control" (as defined below) of ADT prior to February 9, 2000, and either (x) Mr. Gross's employment is terminated without cause or (y) Mr. Gross terminates his employment for good reason, Mr. Gross shall be entitled to (a) an amount of severance pay equal to twice the total of (i) the higher of his annual full base salary as of the date of termination or as of the date of the Severance Change in Control, calculated on an annualized basis, plus (ii) the amount of the bonus awarded to Mr. Gross, if any, in the year prior to the date of termination and (b) for the twelve-month period following such termination, benefits substantially similar to the higher of those which Mr. Gross is receiving immediately prior to the date of termination or as of the date of the Severance Change in Control. A "Severance Change in Control" is deemed to have occurred under the severance agreement if: (1) any person becomes the beneficial owner of more than 50 per cent of ADT's then-outstanding voting securities; (2) there is a change of 50 per cent or more in the composition of the Company's directors during the term of the agreement (unless the change in directors was approved by two thirds of the directors in office at the beginning of such term or directors who had previously been elected with the requisite two thirds approval); (3) a person acquires the legal right to direct the management and policies of the Company (other than by virtue of membership on the board of directors or a committee of the board); or (4) the shareholders of ADT approve a merger, consolidation or a sale or disposition of all, or substantially all, of the assets of ADT in which ADT is not the surviving entity.

In 1996, the Remuneration Committee of the Board resolved to increase the subscription price and size of certain share options held by Mr. Ashcroft and Mr. Ruzika. In 1993, Mr. Ashcroft and Mr. Ruzika were granted options to subscribe for 3,000,000 and 125,000 Common Shares respectively at an exercise price of $8.625 per share for which each was required to pay $2.50 per option, representing a total payment of $7,500,000 and $312,500 respectively, as a condition of vesting. In 1996, the exercise price of these options was increased to $15 and the number of related shares was increased to 8,000,000 and 333,333 respectively. All the other material terms and conditions remained unchanged. These changes were approved by the shareholders of the Company. At the time that the Remuneration Committee approved these changes, the closing price of the Common Shares was $14.75. In November 1996, the Remuneration Committee resolved that the options of Mr. Ashcroft be transferable and, at the same time, in return, Mr. Ashcroft agreed to extend the termination date of his employment agreement from March 31, 1998 to March 31, 2000.

In November 1996, the Remuneration Committee also approved a bonus plan under which Mr. Ruzika is to receive a bonus of $200,000 when the Common Share price exceeds $21.00 for a continuous period of 30 trading days and $200,000 each time the Common Share price exceeds by $1.00 for a continuous period of 30 trading days the share price level at which a bonus payment was previously made. The plan is due to expire in 2001 or such earlier date as the Common Share price exceeds $30.00 for a continuous period of 30 trading days. Should the share price exceed $30.00 within two and one half years, Mr. Ruzika will receive an additional payment of $1,000,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, with respect to beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of Common Shares by any person known by the Company to beneficially own more than five per cent of the outstanding Common Shares (i) as at December 31, 1996 by FMR Corp. ("FMR"); (ii) as at March 17, 1997 by WCI; (iii) as at
March 21, 1997 by Republic; and (iv) as at March 24, 1997 by (a) all directors of the Company, (b) the named directors and officers of the Company, including three executive officers of subsidiaries of the Company and (c) all directors and executive officers of the Company as a group.
An asterisk indicates ownership of less than one per cent of outstanding Common Shares.

                                         Number of
Name of Beneficial Owner               Common Shares             Per cent of
or Identity of Group             Beneficially Owned(1),(2)         Class(3)
---------------------------      -------------------------       -----------

Westar Capital, Inc. (4)
 818 Kansas Avenue
 Topeka, Kansas 66601                    38,287,111                  24.9%
FMR Corp.(5)
 82 Devonshire Street
 Boston, Massachusetts 02109              8,416,744                   5.4%
Republic Industries, Inc.(6)
 450  East Las Olas Boulevard
 Fort Lauderdale, Florida 33301          15,000,000                   9.8%
M.A. Ashcroft(6)(7)                      11,525,718                   7.0%
J.E. Danneberg                                  102                     *
R.A. Gross                                    2,000                     *
A.B. Henderson                                  621                     *
R.G. Lakey                                   25,000                     *
J.S. Pasman, Jr.                              2,000                     *
M.J. Richardson                             327,837                     *
S.J. Ruzika                               1,307,407                     *
W.P. Slusser                                  2,800                     *
W.W. Stinson                                  3,010                     *
R.S. Troubh                                   2,500                     *
All directors and executive officers
  as a group, 11 persons(8)              13,198,995                   8.0%

(1) Includes Common Shares which may be acquired upon exercise of the following number of options to purchase Common Shares from the Company exercisable on or within 60 days of March 24, 1997 held by the following persons: M.A. Ashcroft, 10,150,000 (excluding 15,000,000 Common Shares owned by Republic for which Mr. Ashcroft, as Chairman of ADT, holds a proxy as described in footnote 6, but as to which Mr. Ashcroft disclaims beneficial ownership); R.A. Gross, nil; R.G. Lakey, 25,000; M.J. Richardson, 315,000 and S.J. Ruzika, 1,291,665.

(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any Common Shares which such person has the right to acquire on or within 60 days after March 24, 1997. For purposes of computing the percentage of outstanding Common Shares held by each person or group of persons named above, any security which such person or persons has or have the right to acquire on or within 60 days after March 24, 1997 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Based upon Common Shares outstanding on March 24, 1997, but excluding 3,182,787 Common Shares owned by a subsidiary of the Company.

(4) The Company has received an Amendment No. 10 to Schedule 13D dated March 17, 1997 filed with the SEC by WCI, a wholly owned subsidiary of Western Resources Inc., in respect of ownership of 38,287,111 Common Shares. The Company has not attempted to verify independently any of the information contained in the Schedule 13D.

(5) The Company has received an Amendment No. 4 to Schedule 13G dated February 14, 1997 filed with the by SEC in respect of ownership of 8,416,744 of Common Shares at December 31, 1996 by accounts under the discretionary investment management of its wholly owned subsidiaries Fidelity Management Research Company and Fidelity Management Trust Company. As of December 31, 1996, FMR exercised sole voting power with respect to 112,714 Common Shares and sole dispositive power with respect to 8,416,744 Common Shares. The Company has not attempted to independently verify any of the information contained in the Schedule 13G.

(6) The Company has received an Amendment No. 2 to Schedule 13D dated
    March 26, 1997, describing that on March 21, 1997, Republic, through Triangle Corporation, a Delaware corporation and a wholly owned subsidiary of Republic ("Triangle"), purchased 15,000,000 Common Shares by exercise of the Republic Warrant. Under the terms of the Republic Warrant, Triangle has granted the Chairman of ADT an irrevocable proxy to vote, at any meeting of ADT's shareholders, the 15,000,000 Common Shares issued under the Republic Warrant, with respect to any matter which shall be voted upon by ADT's shareholders. The proxy expires as to any such Common Shares on the earlier of (i) September 27, 1998 and
    (ii) the date such shares are no longer held by Republic or any of its affiliates or nominees. Mr. Ashcroft, the current Chairman of ADT, disclaims beneficial ownership of the Common Shares held by Triangle.

(7) The number of Common Shares beneficially owned by Mr. Ashcroft includes 718 Common Shares owned by Mr. Ashcroft's wife.

(8) The address for these officers and directors is the address of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

ADT, Inc., a wholly owned subsidiary of ADT, entered into a consulting agreement with John E. Danneberg, one of ADT's directors, as of August 28, 1996. The agreement provides that Mr. Danneberg, as an independent consultant, will serve as Chief Executive Officer of Sonitrol Corporation ("Franchisor") and certain franchisees of Franchisor owned or acquired by affiliates of ADT, Inc. The agreement provides that the initial term of such engagement shall be for a period of six months commencing on September 1, 1996 and shall be automatically renewed on a month to month basis unless written notice is given by ADT, Inc. or Mr. Danneberg not to renew the agreement at least 30 days before the end of such initial term, which notice was not given. Under the terms of the agreement, ADT, Inc. pays Mr. Danneberg a monthly fee of $15,000 and Mr. Danneberg is reimbursed directly for all reasonable out-of-pocket business expenses.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Consolidated Financial Statements

Report of Independent Accountants
Consolidated Statements of Income for the years ended
   December 31, 1996, 1995 and 1994
Consolidated Balance Sheets at December 31, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994
Consolidated Statements of Changes in Shareholders' Equity for the years ended
   December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

(b)   Exhibits

 2.1 Agreement and Plan of Merger by and among ADT Limited, Limited Apache, Inc. and Tyco International Ltd. dated as of March 17, 1997.(6)

 3.1 Memorandum of Association (as altered) and Bye-Laws of ADT Limited (incorporating all amendments to May 26, 1992).(1)

 3.2 Certified copy of a resolution approved at the Annual General Meeting of common shareholders of ADT Limited held on October 12, 1993, approving an increase in the authorized common share capital of ADT Limited from $19.5 million to $22.0 million.(4)

 4.1 Indenture relating to the senior notes dated August 4, 1993 among ADT Operations, as issuer, and ADT Limited and certain subsidiaries of ADT Operations, as guarantors, and The Chase Manhattan Bank (National Association), as trustee, and the form of senior note included therein.(2)

 4.2 Indenture relating to the senior subordinated notes dated August 4, 1993 among ADT Operations, as issuer, and ADT Limited, as guarantor, and NationsBank of Georgia, National Association, as trustee, and the form of senior subordinated note included therein.(2)

 4.3 Indenture dated as of July 1, 1995 among ADT Operations, Inc., ADT Limited and Bank of Montreal Trust Company, as trustee and the form of note included therein. (5)

 4.4 Rights Agreement between ADT Limited and Citibank, N.A. dated as of November 6, 1996.(9)

 4.5 First Amendment between ADT Limited and Citibank, N.A. dated as of March 3, 1997 to Rights Agreement between ADT Limited and Citibank, N.A. dated as of November 6, 1996.(9)

10.1 Rules of the ADT UK Executive Share Option Scheme (1984), amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.2 Rules of the ADT International Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.3  Rules of the ADT UK and International Executive Share Option Schemes
      (1984) New Section, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.4 Rules of the ADT Senior Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.5 US (1990) Stock Option Plan of ADT Limited, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.6 Employment Agreement dated May 8, 1993 between ADT Limited and Michael Anthony Ashcroft.(2)*

10.7 Amendment to Employment Agreement dated December 18, 1996 between ADT Limited and Michael Anthony Ashcroft.(9)*

10.8 Employment agreement between ADT Limited and Stephen J. Ruzika dated as of February 26, 1997.(9)*

10.9 Employment agreement between ADT, Inc. and Ron G. Lakey dated as of January 16, 1997.(9)*

10.10 Agreement between ADT Automotive Holdings, Inc. and Michael J. Richardson dated as of January 29, 1997.(9)*

10.11 Incentive Compensation Agreement between ADT, Inc. and Michael J. Richardson dated as of February 10, 1997.(9)*

10.12 Severance Agreement between ADT Security Services, Inc. and Raymond Gross dated as of February 26, 1997.(9)*

10.13 Consulting Agreement between ADT, Inc. and John E. Danneberg dated as of August 28, 1996.(9)*

10.14 Form of Indemnification Agreement.(9)*

10.15 The ADT 1993 Long-Term Incentive Plan (as amended February 29,
      1996).(3)*

10.16 Purchase Agreement dated June 29, 1995 among ADT Operations, Inc., ADT Limited and Merrill Lynch & Co., Inc. and the related pricing agreement
      (5)

10.17 US$200,000,000 Credit Agreement dated as of January 9, 1997, among ADT Operations, Inc., as the Borrower, and Certain Commercial Lending Institutions as the Lenders, and the Bank of Nova Scotia as the Agent for the Lenders.

10.18 Guaranty, dated as of January 9, 1997, made by ADT Limited in favor of each of the Lender Parties (as defined therein).

10.19 Subsidiary Guarantor Guaranty, dated as of January 9, 1997, made by each Subsidiary Guarantor (as defined therein) in favor of each of the Lender Parties (as defined therein).

10.20 Pound Sterling 90,000,000 Facility Agreement dated March 17, 1997, among ADT Finance Plc, as the Borrower, ADT (UK) Holdings PLC and Others as Guarantors, The Bank of Nova Scotia as Arranger and as Agent and Others.

10.21 ADT Limited Guarantee dated as of March 25, 1997, in respect of a Pound Sterling 90,000,000 facility made available to ADT Finance Plc.

10.22 Pound Sterling 27,000,000 On Demand Facility Letter dated January 3, 1997, between ADT Finance Plc and The Bank of Nova Scotia.

10.23 ADT Limited Guarantee in respect of the obligations of ADT Finance Plc under a Pound Sterling 27,000,000 Facility Letter dated January 3, 1997.

10.24 Agreement dated December 29, 1995 among ADT (UK) Limited, ADT Holdings BV, Ruskin Limited, ADT Limited, Loanoption Limited and Integrated Transport Systems Limited for the sale and purchase of European Auctions.(7)

10.25 Agreement among ADT Limited, Thomas J. Gibson and Integrated Transport Systems Limited dated December 29, 1995.(8)*

10.26 Agreement among ADT Limited, David B. Hammond and Integrated Transport Systems Limited dated December 29, 1995.(8)*

10.27 Common Share Purchase Warrant issued by ADT Limited on July 1, 1996 to Republic Industries, Inc.(10)

11.1  Statement regarding the computation of earnings per common share.

21.1  List of subsidiaries of ADT Limited

23.1 Consent of independent accountants to the incorporation by reference of this Annual Report into Form S-3 and Forms S-8.

27    Financial Data Schedule (for SEC use only).



--------------
      (1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      (2) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

      (3) Previously filed as an Exhibit to the Registrant's Registration Statement dated May 16, 1996, on Form S-8 filed May 17, 1996.

      (4) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

      (5) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

      (6) Previously filed as an Exhibit to the Registrant's Current Report dated March 24, 1997 on Form 8-K filed March 25, 1997.

      (7) Previously filed as an Exhibit to the Registrant's Current Report dated December 29, 1995 on Form 8-K filed January 16, 1996.

      (8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

      (9) Previously filed as an Exhibit to the Registrant's Schedule 14D-9 dated March 3, 1997.

      (10) Previously filed as an Exhibit to the Registrant's Current Report dated July 10, 1996 on Form 8-K filed July 11, 1996.

      *     Management contract or compensatory plan.

(c)   Reports on Form 8-K

Current Reports on Form 8-K were filed by ADT Limited on September 19, 1996, October 21, 1996 and November 12, 1996 regarding the acquisition of and merger with Automated Security (Holdings) PLC.

A Current Report on Form 8-K was filed by ADT Limited on March 25, 1997, regarding the Agreement and Plan of Merger with Tyco International Ltd.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADT LIMITED

                                    By: /s/ Stephen J. Ruzika
                                        ----------------------
                                        Stephen J. Ruzika
                                        Director and Executive
                                        Vice President
Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                             DATE
/s/ Michael A. Ashcroft      Chairman of the Board and Chief              March 26, 1997
--------------------------   Executive Officer (Principal Executive
Michael A. Ashcroft          Officer)

/s/ Stephen J. Ruzika        Chief Financial Officer, Executive Vice      March 26, 1997
--------------------------   President and Director
Stephen J. Ruzika            (Principal Financial Officer and
                             Principal Accounting Officer)

/s/ John E. Danneberg        Director                                     March 26, 1997
--------------------------
John E. Danneberg

/s/ Alan B. Henderson        Director                                     March 26, 1997
--------------------------
Alan B. Henderson

/s/ James S. Pasman, Jr.     Director                                     March 26, 1997
--------------------------
James S. Pasman, Jr.

/s/ W. Peter Slusser         Director                                     March 26, 1997
--------------------------
W. Peter Slusser

/s/ William W. Stinson       Director                                     March 26, 1997
--------------------------
William W. Stinson

/s/ Raymond S. Troubh        Director                                     March 26, 1997
--------------------------
Raymond S. Troubh

                                ADT LIMITED

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



                                                                          Page
Consolidated Financial Statements
Report of Independent Accountants..........................................F-2
Consolidated Statements of Income
  for the years ended December 31, 1996, 1995 and 1994.....................F-3
Consolidated Balance Sheets at December 31, 1996 and 1995..................F-4
Consolidated Statements of Cash Flows
  for the years ended December 31, 1996, 1995 and 1994.....................F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1996, 1995 and 1994.....................F-8
Notes to Consolidated Financial Statements................................F-10

Consolidated Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts...........................F-78

The consolidated financial statements and consolidated financial statement schedules were approved by the Board of Directors of ADT Limited on March 26, 1997.

                                  ADT LIMITED

Report of Independent Accountants

To the Board of Directors and Shareholders of ADT Limited

We have audited the consolidated financial statements and the consolidated financial statement schedules of ADT Limited listed in the index on page F-1. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADT Limited as at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in note 6 to the consolidated financial statements, effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".






COOPERS & LYBRAND
Hamilton, Bermuda
March 26, 1997

                                  ADT LIMITED

                       Consolidated Statements of Income

Year ended December 31                                1996        1995        1994
                                             Notes     $m          $m          $m

Net sales                                      4     1,704.0     1,783.8     1,629.4
Cost of sales                                         (920.0)     (990.4)     (913.4)
Selling, general and administrative expenses          (567.5)     (558.4)     (505.5)
Restructuring and other non-recurring charges  5      (237.3)      (34.2)       (4.5)
Charge for the impairment of long-lived assets 6      (744.7)       -           -
                                                     -------     -------     -------

Operating (loss) income                        4      (765.5)      200.8       206.0
Interest income                                         27.5        16.2        15.2
Interest expense                                      (101.0)     (116.3)      (99.3)
Gain (loss) on disposal of businesses       7,34         1.7       (36.6)       (0.3)
Other income less expenses                     8       128.8        (5.0)       (4.1)
                                                     -------     -------     -------

(Loss) income before income taxes                     (708.5)       59.1       117.5
Income taxes                                   9        21.8       (28.1)      (34.9)
                                                     -------     -------     -------

(Loss) income from continuing operations              (686.7)       31.0        82.6
Loss from discontinued operations             10           -           -        (3.3)
                                                     -------     -------     -------

(Loss) income before extraordinary items              (686.7)       31.0        79.3
Extraordinary items (net of income taxes)     11        (8.4)       (9.8)          -
                                                     -------     -------     -------

Net (loss) income                                     (695.1)       21.2        79.3
Dividends on preference shares                28        (0.3)       (0.3)      (13.3)
                                                     -------     -------     -------

Net (loss) income available to common shareholders    (695.4)       20.9        66.0
                                                     =======     =======     =======

Primary and fully diluted (loss) earnings
   per common share                           12           $           $           $
(Loss) income from continuing operations               (5.01)       0.22        0.51
Loss from discontinued operations                          -           -       (0.03)
Extraordinary items                                    (0.06)      (0.07)          -
                                                     -------     -------     -------

Net (loss) income per common share                     (5.07)       0.15        0.48
                                                     =======     =======     =======

See notes to consolidated financial statements.

                                  ADT LIMITED

                          Consolidated Balance Sheets

At December 31                                              1996        1995
                                           Notes              $m          $m
Assets
Current assets:
Cash and cash equivalents                                  215.9       350.9
Accounts receivable - net                     13           210.7       196.4
Inventories                                   14            39.2        38.0
Prepaid expenses and other current assets     15           117.0        34.5
                                                         -------     -------

Total current assets                                       582.8       619.8

Property, plant and equipment - net           16         1,513.6     1,571.3
Goodwill and other intangibles - net          17           458.0     1,053.6
Investment in and loans to associate       18,34               -        88.8
Long-term investments                         19           100.6         2.0
Other long-term assets                        20            75.4        84.2
                                                         -------     -------

Total assets                                             2,730.4     3,419.7
                                                         =======     =======

Liabilities and shareholders' equity
Current liabilities:
Short-term debt                               21           209.2        44.9
Accounts payable                                           138.0       112.0
Other current liabilities                     22           293.6       227.2
                                                         -------     -------

Total current liabilities                                  640.8       384.1

Long-term debt                                23           910.1     1,174.8
Deferred revenue                              24           146.1       137.4
Deferred income taxes                         25            91.5       142.4
Other long-term liabilities                   26           182.1       135.2
Minority interests                            27               -        15.6
                                                         -------     -------

Total liabilities                                        1,970.6     1,989.5
                                                         -------     -------

Commitments and contingencies                 32

Convertible redeemable preference shares      28               -         4.9

Shareholders' equity:
Common shares                                 30            14.1        13.9
Additional paid-in capital
   Share premium                                           882.5       858.0
   Contributed surplus                                   1,563.1     1,563.1
Treasury shares                               31           (79.7)      (79.7)
Accumulated deficit                                     (1,598.8)     (903.4)
Cumulative currency translation adjustments                (21.4)      (26.6)
                                                         -------     -------

Total shareholders' equity                                 759.8     1,425.3
                                                         -------     -------
Total liabilities and shareholders' equity               2,730.4     3,419.7
                                                         =======     =======

See notes to consolidated financial statements

                                  ADT LIMITED

                     Consolidated Statements of Cash Flows

Year ended December 31                          1996        1995        1994
                                                 $m          $m          $m


Cash flows from operating activities
Net (loss) income                             (695.1)       21.2        79.3
Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
Charge for the impairment of long-lived assets 744.7           -           -
Depreciation                                   206.2       209.0       189.0
Goodwill and other intangibles amortization     18.6        38.9        37.7
Restructuring and other non-recurring charges  217.4        32.7         4.5
Interest on ITS Vendor Note                     (8.9)          -           -
Liquid Yield Option Notes discount amortization 20.3         9.4           -
Yield maintenance amortization -
   senior notes - ASH                            1.5         1.1         0.6
Refinancing costs amortization                   3.7         5.3         5.7
Deferred income taxes                          (39.5)       18.4        24.9
Extraordinary items                              8.4         9.8           -
Gain on disposal of property, plant
   and equipment                                (2.4)       (1.7)       (3.1)
(Gain) loss on disposal of businesses           (1.7)       36.6         0.3
(Gain) loss on disposal of investment
   in associates                                (1.2)        5.1        (4.2)
Gain arising from the ownership of investments (53.2)       (0.1)      (17.3)
Write off in value of associate                    -           -        30.7
Settlement gain                                (69.7)          -           -
Gain on currency transactions                   (9.7)       (0.9)       (2.1)
Loss on disposal of discontinued operations        -           -         3.7
Other                                            2.0         1.1        (2.6)

Changes in assets and liabilities:
Accounts receivable                            (11.9)      (36.3)      (14.3)
Inventories                                     (3.3)        0.6        (3.9)
Other assets                                   (11.7)       (5.7)        3.6
Accounts payable                                11.3         6.1        16.5
Deferred revenue                                 4.3         2.7         8.0
Other liabilities                              (21.4)      (16.3)        6.1
                                               -----       -----       -----
Net cash provided by operating activities      308.7       337.0       363.1
                                               -----       -----       -----

See notes to consolidated financial statements

Cash flows from investing activities
Purchase of property, plant and equipment     (344.4)     (325.8)     (282.6)
Disposal of property, plant and equipment       10.0         8.0        13.5
Acquisition of businesses                      (25.5)      (68.3)      (14.8)
Purchase of customer contracts                 (34.6)       (0.5)       (2.3)
Purchase of other investments                   (6.8)       (0.4)       (6.1)
Disposal of businesses                           3.0       254.8        10.0
Disposal of discontinued operations                -           -         4.6
Disposal of investment in and loans
   to associates                                15.4         7.8        40.2
Disposal of other investments                   54.1         0.2        72.5
Other                                            0.4         5.6        (6.6)
                                               -----       -----       -----
Net cash utilized by investing activities     (328.4)     (118.6)     (171.6)
                                               -----       -----       -----

Year ended December 31                         1996        1995        1994
                                                $m          $m          $m


Cash flows from financing activities
Net receipt (repayments) of short-term debt     10.9      (103.9)      (26.2)
Repayments of long-term debt                  (209.9)     (216.9)       (1.3)
Repayment of long-term acquisition debt            -       (39.6)          -
Proceeds from long-term debt                    86.8       314.0       240.6
Debt refinancing costs                             -       (12.0)       (1.0)
Purchase of senior subordinated notes          (24.0)      (33.7)          -
Proceeds from issue of common shares            24.7         7.0         7.3
Redemption of convertible redeemable
    preference shares                           (4.9)          -      (420.2)
Dividends paid by ADT                           (0.3)       (0.3)      (18.1)
Dividends paid by ASH                              -        (4.5)       (3.3)
Other                                              -        (0.3)      (11.7)
                                               -----       -----       -----
Net cash utilized by financing activities     (116.7)      (90.2)     (233.9)
                                               -----       -----       -----

Effect of currency translation on cash
   and cash equivalents                          1.4         0.8         2.1
                                               -----       -----       -----

Net (decrease) increase in cash and           (135.0)      129.0       (40.3)
   cash equivalents
Cash and cash equivalents at beginning of year 350.9       221.9       262.2
                                               -----       -----       -----

Cash and cash equivalents at end of year       215.9       350.9       221.9
                                               =====       =====       =====

Cash payments during the year for
Interest                                        77.3       103.5        86.0
Income taxes                                     8.9        15.0        10.3

Non-cash investing and financing activities
Exchange of Liquid Yield Option Notes            0.4           -           -
Conversion of convertible redeemable
   preference shares                               -         0.1           -
Exchange of non-voting exchangeable shares         -           -         9.7

In conjunction with the acquisition of
   businesses, net (assets) liabilities
   were assumed as follows
Goodwill and other intangibles                  10.3       123.0        12.7
Cash paid (net of cash assumed)                (25.5)      (68.3)      (14.8)
                                               -----       -----       -----

Net (assets) liabilities assumed               (15.2)       54.7        (2.1)
                                               =====       =====       =====

See notes to consolidated financial statements

Year ended December 31                          1996        1995        1994
                                                 $m          $m          $m


In conjunction with the disposal of businesses,
   net assets were disposed as follows
Cash received (net of cash disposed)             3.0       254.8        10.0
Notes received                                     -        87.9        10.5
Ordinary shares received                           -         0.9           -
Deferred consideration                             -         5.6           -
Currency translation adjustments transferred on
   disposal of businesses                          -       (22.2)          -
(Gain) loss on disposal of businesses (including
   net unamortized goodwill and other intangibles
   and cumulative currency translation
   adjustments)                                 (1.7)       36.6         0.3
                                                 ---       -----        ----

Net assets disposed                              1.3       363.6        20.8
                                                 ===       =====        ====

In conjunction with the disposal of
   discontinued operations, net assets
   were disposed as follows
Cash received (net of cash disposed)               -           -         4.6
Loss on disposal of discontinued operations
   (including net unamortized goodwill and
   other intangibles)                              -           -         3.7
                                                 ---       -----        ----

Net assets disposed                                -           -         8.3
                                                 ===       =====        ====
See notes to consolidated financial statements

                                  ADT LIMITED

          Consolidated Statements of Changes in Shareholders' Equity

                                                                               Cumulative
                                                                     Accum-      currency
                          Common    Share   Contributed   Treasury   ulated    translation
                          shares   premium    surplus      shares   deficit    adjustments    Total
                            $m       $m         $m           $m        $m           $m          $m

At January 1, 1994 -
   as previously reported  13.0     710.8     1,442.7      (102.9)  (1,060.9)     (45.4)      957.3
Pooling of interests with
   ASH (note 3)             0.7     133.1       126.5           -       77.1      (29.9)      307.5
                          -----     -----     -------      ------    -------      -----     -------
At January 1, 1994 -
   as restated             13.7     843.9     1,569.2      (102.9)    (983.8)     (75.3)    1,264.8


Common shares issued        0.1       7.2           -           -          -          -         7.3
Exchange of non-voting
   exchangeable shares        -         -        (8.1)       23.1          -          -        15.0
Reversal of redemption
   premium on convertible
   preference shares          -         -         1.8           -          -          -         1.8
Net income                    -         -           -           -       79.3          -        79.3
Dividends on ADT preference
  shares                      -         -           -           -      (13.3)         -       (13.3)
Dividends on ASH
   preference shares (i)      -         -           -           -       (4.3)         -        (4.3)
Currency translation
  adjustments                 -         -           -           -          -       25.9        25.9
                          -----     -----     -------      ------    -------      -----     -------
At December 31, 1994       13.8     851.1     1,562.9       (79.8)    (922.1)     (49.4)    1,376.5

Common shares issued        0.1       6.9           -           -          -          -         7.0
Conversion of convertible
   preference shares          -         -         0.3           -          -          -         0.3
Exchange of non-voting
   exchangeable shares        -         -        (0.1)        0.1          -          -           -
Net income                    -         -           -           -       21.2          -        21.2
Dividends on ADT
   preference shares          -         -           -           -       (0.3)         -        (0.3)
Dividends on ASH
   preference shares (i)      -         -           -           -       (2.2)         -        (2.2)
Currency translation
   adjustments                -         -           -           -          -       (0.5)       (0.5)
Currency translation
   adjustments transferred
   on disposal of businesses
   and associates             -         -           -           -          -       23.3        23.3
                          -----     -----     -------      ------    -------      -----     -------
At December 31, 1995       13.9     858.0     1,563.1       (79.7)    (903.4)     (26.6)    1,425.3

Common shares issued        0.2      24.5           -           -          -          -        24.7
Exchange of Liquid Yield
   Option Notes               -         -         0.3           -          -          -         0.3
Net loss                      -         -           -           -     (695.1)         -      (695.1)
Dividends on ADT
   preference shares          -         -           -           -       (0.3)         -        (0.3)
Currency translation and
   other adjustments          -         -        (0.3)          -          -        5.2         4.9
                          -----     -----     -------      ------    -------      -----      ------
At December 31, 1996       14.1     882.5     1,563.1       (79.7)  (1,598.8)     (21.4)      759.8
                          =====     =====     =======      ======    =======      =====      ======

See notes to consolidated financial statements

                                  ADT LIMITED

(i) Prior to the Company's merger with Automated Security (Holdings) PLC ("ASH") in September 1996 (note 3), ASH had issued and outstanding two classes of convertible cumulative redeemable preference shares. The dividends on these preference shares have been charged to the accumulated deficit account during the relevant periods. Given the terms and conditions of the preference shares and that the holders of these preference shares received ADT common shares at the time of the Company's merger with ASH, the dividends have not been included in the calculation of earnings per common share in any period presented.

See notes to consolidated financial statements

                                  ADT LIMITED

                  Notes to Consolidated Financial Statements

Note 1 - Basis of consolidated financial statements

The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States and as described in notes 2 and 3. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These management estimates include an allowance for doubtful receivables, estimates of future cash flows associated with assets, asset impairments, and useful lives for depreciation and amortization, loss contingencies, income taxes and valuation allowances for deferred tax assets, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from those estimates. Certain figures at December 31, 1995 and for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation.

Note 2 - Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements incorporate the financial statements of ADT Limited ("ADT"), a company incorporated in Bermuda, and its subsidiaries (the "Company"). ADT is a holding company with no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. ADT's businesses are conducted through its subsidiaries. The Company consolidates companies in which it owns or controls more than fifty per cent of the voting shares unless control is likely to be temporary. The results of subsidiary companies acquired or disposed of during the financial year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal except in the case of pooling of interests (note
3). All significant intercompany balances and transactions have been eliminated in consolidation.

Associates

For investments in which the Company owns or controls more than twenty per cent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used in the consolidated financial statements. The investment in associates is shown in the consolidated balance sheets as the Company's proportion of the underlying net assets of these companies plus any goodwill attributable to the acquisitions less any write off required for a permanent diminution in value. The consolidated statements of income include the Company's share of net income of associates less applicable goodwill amortization.

Currency translation

The results of subsidiaries and associates located outside the United States which account in a functional currency other than United States dollars are translated into United States dollars at the average rate of exchange for the year. The assets and liabilities of subsidiaries and associates located outside the United States which account in a functional currency other than United States dollars are translated into United States dollars at the rate ruling at the balance sheet date. Currency translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component in shareholders' equity.

The gains and losses arising from currency transactions are included in the consolidated statements of income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid instruments, with an original maturity of three months or less. As a result of the short-term maturity of these financial instruments their carrying value is approximately equal to their fair market value.

Inventories

Inventories are carried at the lower of cost or net realizable value. Cost includes an addition for production overheads where appropriate and is determined on a first-in first-out basis.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided to write off the cost of the assets over their estimated useful lives, using the straight line method, at the following annual rates:

Owned property and related improvements       2% to 4%
Leased property and related improvements      term of lease
Subscriber systems                            shorter of actual contract
                                              duration or 7%, and 10%
Other plant and equipment                     7% to 40%

Repairs and maintenance costs are expensed as incurred. Gains and losses arising on the disposal of property, plant and equipment are included in the consolidated statements of income.

Goodwill and other intangibles

The goodwill that arises where the acquisition cost of subsidiaries and associates exceeds the fair values attributable to the underlying net assets is capitalized and is being amortized on a straight line basis over its estimated useful life, covering periods not exceeding forty years. Goodwill arising on the acquisition of associates is included in investment in associates. Costs attributable to the acquisition, including the costs of any reorganization arrangements, less related income, are treated as reducing the value of the net assets acquired. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Where, in the opinion of the Company, a permanent diminution in the value of goodwill has occurred, the amount of the diminution is included in the consolidated statements of income. Other intangibles principally comprise customer contracts which are being amortized on a straight line basis over periods not exceeding ten years.

Income taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse.

Share premium and contributed surplus

In accordance with the Bermuda Companies Act 1981, when ADT issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When ADT issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by ADT is credited, where applicable, to contributed surplus which is, subject to certain conditions, a distributable reserve.

Net sales

Net sales represent the invoiced value of goods and services to outside customers net of sales-related taxes.

Revenue recognition

Revenue from services or products is recognized in the consolidated statements of income as services are rendered or deliveries made. Service charges, which consist of subscriber billings for services not yet rendered, are deferred and taken into income as earned and the deferred element is all included in long-term liabilities. Revenue from the installation of electronic security systems is recognized when installations are completed.

Pensions and post-retirement benefits

The Company operates various pension and post-retirement benefit plans designed in accordance with conditions and practices in the countries concerned. Contributions or accruals for costs are based on periodic actuarial valuations and are charged to the consolidated statements of income on a systematic basis over the expected average remaining service lives of current employees.

Note 3 - Merger with Automated Security (Holdings) PLC

In September 1996 ADT merged with and acquired the whole of the issued capital of ASH, a United Kingdom quoted company. ASH is engaged in the provision of electronic security services in North America and Europe. Under the terms of the transaction, ASH shareholders received 3 ADT common shares for every 92 ASH ordinary shares, 2 ADT common shares for every 31 ASH 5 per cent convertible cumulative redeemable preference shares and 2 ADT common shares for every 31 ASH 6 per cent convertible cumulative redeemable preference shares. The total consideration in respect of the whole of the issued capital of ASH consisted of the issue of 7,034,940 ADT common shares (note 30(i)).

The merger with and acquisition of ASH by ADT has been accounted for by means of the pooling of interests method of accounting pursuant to Accounting Principles Board Opinion No. 16. The pooling of interests method of accounting assumes that the combining companies have been merged since their inception, and the historical consolidated financial statements for periods prior to consummation of the merger are restated as though the companies have been combined since their inception. Accordingly, the consolidated financial statements give effect to the transaction by means of the pooling of interests and have been restated.

The consolidated financial statements of ASH have previously been presented in pounds sterling, ASH's functional currency. For the purposes of these consolidated financial statements, ASH's consolidated financial statements have been translated into United States dollars at the appropriate exchange rates. In addition, ASH's financial year end is November 30, with appropriate quarterly period ends of February 28, May 31, and August 31. These periods have not yet been amended in order to facilitate timely reporting. It is these periods which have been used to give effect to the pooling of interests with ADT. Certain figures of ASH for all periods presented have been reclassified to conform to the ADT presentation.

Combined and separate results of ADT and ASH for the periods preceding the merger were as follows:

                               ADT Group   ASH Group Adjustments    Combined
                                      $m          $m          $m          $m

Six months ended June 30, 1996 (unaudited)
Net sales                          715.6       118.1           -       833.7
Extraordinary items                 (1.2)          -           -        (1.2)
Net loss                          (347.7)     (328.9)        0.5(i)   (676.1)
                                  ------      ------      ------      ------

Year ended December 31, 1995
Net sales                        1,525.4       258.4           -     1,783.8
Extraordinary items                 (9.8)          -           -        (9.8)
Net income (loss)                   41.5       (18.7)       (1.6)(ii)   21.2
                                  ------      ------      ------      ------

Year ended December 31, 1994
Net sales                        1,375.9       253.5           -     1,629.4
Net income (loss)                  111.0       (31.7)          -        79.3
                                  ------      ------      ------      ------

(i) Income tax adjustment arising on preference share dividends accrued by the ASH group but not payable following merger.

(ii) Income tax adjustment of $0.6 million credit referred to in (i) above, and a $2.2 million charge relating to cumulative currency translation adjustments on the disposal of businesses and associates by the ASH group whose consolidated financial statements were prepared in pounds sterling - its functional currency.

Note 4 - Segment information

The Company is engaged in two service businesses, electronic security services in North America and Europe and vehicle auction and related services in the United States. The Company's principal activities in the electronic security services business are the electronic monitoring and maintenance of its installed base of security systems and the installation of new, monitored security systems to add to its installed base. The Company's vehicle auction services business operates a network of large auction centers which provide a range of vehicle redistribution services and an organized wholesale marketplace for the sale and purchase of used vehicles.

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Net sales
Electronic security services (i)             1,406.2     1,350.9     1,253.3
Vehicle auction services (ii)                  297.8       432.9       376.1
                                             -------     -------     -------
                                             1,704.0     1,783.8     1,629.4
                                             =======     =======     =======

Operating (loss) income
Electronic security services (i)              (756.5)      172.4       182.1
Vehicle auction services (ii)                   27.1        70.2        62.7
Corporate (iii)                                (36.1)      (41.8)      (38.8)
                                             -------     -------     -------
                                              (765.5)      200.8       206.0
                                             =======     =======     =======

(i) In 1996 electronic security services operating income was stated after a charge of $232.5 million (1995 - $21.4 million) relating to restructuring and other non-recurring items (note 5(i)) and after a charge for the impairment of long-lived assets of $731.7 million (note 6(i)).

During 1996 the Company disposed of a European electronic security services business operated by the ASH group. The net gain on disposal of $1.7 million was included in the gain on disposal of businesses (note 7(iii)).

In November 1995 the Company disposed of its entire European electronic article surveillance business. The net gain on disposal of $31.4 million was included in the loss on disposal of businesses (note 7(ii)).

During 1995 the Company disposed of certain of the European electronic security services operations and businesses operated by the ASH group. The net loss on disposal of $2.2 million was included in the loss on disposal of businesses (note 7(iii)).

During 1994 the Company disposed of its entire Australasian electronic security service businesses, and also disposed of certain of the North American electronic security services operations of the ADT group and the ASH group. The net loss on disposal of $0.3 million was included in the loss on disposal of businesses (note 7(iii)).

The following information represents the amounts included in the electronic security services business segment information above which related to the businesses and operations disposed of.

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Net sales                                        0.7        62.7        97.4
Operating loss                                  (0.9)       (5.3)       (1.0)

(ii) In 1996 vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $13.0 million (note 6(ii)).

In December 1995 the Company disposed of an interest in its United Kingdom and Continental European vehicle auction services businesses ("European Auctions") (notes 18 and 34). The net loss on disposal of $65.8 million was included in the loss on disposal of businesses (note 7(i)).

The following information represents the amounts included in the vehicle auction services business segment information above which related to the businesses disposed of.

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Net sales                                          -       163.1       122.8
Operating income                                   -        35.9        29.0

(iii) Corporate expenses comprise administrative, legal and general corporate expenses net of other income. In 1996 corporate expenses were stated after a charge of $4.8 million (1995 - $12.8 million; 1994 - $4.5 million) relating to restructuring and other non-recurring items (note 5(ii)).

In 1996 corporate expenses included $11.3 million related to professional and other transaction costs arising in connection with the merger of ADT and ASH and the terminated merger with Republic Industries, Inc. ("Republic"), together with various refinancing costs incurred by the ASH group prior to the merger with ADT of $1.6 million (1995 - $5.0 million).

(iv) The costs incurred in producing and communicating advertising are generally expensed when incurred. The total amount of advertising expense for the year included in the consolidated statements of income amounted to $65.7 million (1995 - $58.9 million; 1994 - $47.1 million).

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Depreciation and amortization
Electronic security services                   209.2       221.9       202.5
Vehicle auction services                        15.0        25.4        23.5
Corporate                                        0.6         0.6         0.7
                                             -------     -------     -------
                                               224.8       247.9       226.7
                                             =======     =======     =======

Capital expenditures
Electronic security services                   314.2       292.4       259.2
Vehicle auction services                        25.7        31.8        23.1
Corporate                                        4.5         1.6         0.3
                                             -------     -------     -------
                                               344.4       325.8       282.6
                                             =======     =======     =======

Identifiable assets
Electronic security services                 1,898.0     2,514.9     2,337.8
Vehicle auction services                       465.1       438.1       809.8
Corporate                                      367.3       466.7       264.7
                                             -------     -------     -------
                                             2,730.4     3,419.7     3,412.3
                                             =======     =======     =======

Net sales
North America                                1,358.6     1,228.5     1,121.8
Europe                                         345.4       555.3       490.9
Australasia                                        -           -        16.7
                                             -------     -------     -------
                                             1,704.0     1,783.8     1,629.4
                                             =======     =======     =======

Operating (loss) income
North America                                 (483.6)      153.0       156.8
Europe                                        (281.9)       47.8        49.0
Australasia                                        -           -         0.2
                                             -------     -------     -------
                                              (765.5)      200.8       206.0
                                             =======     =======     =======

Identifiable assets
North America                                2,300.5     2,563.8     2,295.7
Europe                                         429.9       855.9     1,116.6
                                             -------     -------     -------
                                             2,730.4     3,419.7     3,412.3
                                             =======     =======     =======

Note 5 - Restructuring and other non-recurring charges


Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Electronic security services (i)              (232.5)      (21.4)          -
Corporate (ii)                                  (4.8)      (12.8)       (4.5)
                                              ------       -----        ----
                                              (237.3)      (34.2)       (4.5)
                                              ======       =====        ====


During 1995 the Company commenced a strategic review of its business operations and its corporate organizational structure with a view to developing a business strategy which would place the Company in a stronger position to deal with the changing business environment and challenges facing its core service businesses in the late 1990s. During 1996 this strategic review process continued and was extended to include a significantly expanded agenda.

(i) As part of the strategic review the Company commenced an evaluation of the administrative, accounting, management information systems and technological infrastructures of its United States electronic security services division (the "Re-Engineering Project"). The Re-Engineering Project, which is on-going, is intended to modify and improve the entire structure of the business operations. As a consequence of the Re-Engineering Project, and incorporating the effects of the acquisition of Alert Centre, Inc. ("Alert"), in each of the fourth quarters of 1996 and 1995 senior executive management approved a restructuring plan which resulted in a charge for restructuring and other non-recurring items in the United States electronic security services division of $131.6 million and $19.4 million, respectively.

The United States electronic security services division restructuring charge in 1996 was principally attributable to planned technological infrastructure enhancements to facilitate further consolidation of the Company's entire customer monitoring center network together with all related operations, which it is expected will be substantially completed by December 1997. The restructuring charge included the write off of certain property, plant and equipment of $82.6 million, provision for idle property leases of $18.9 million, the termination of certain contractual obligations and other settlement costs of $9.4 million, and other integration and restructuring costs of $20.7 million. The amounts paid and charged in 1996 against the provisions for the termination of certain contractual obligations and other settlement costs, and against other integration and restructuring costs, amounted to $4.8 million and $4.3 million, respectively.

The United States electronic security services division restructuring charge in 1995 was principally attributable to the closure of the Parsippany, New Jersey and associated corporate offices, which will be substantially completed by March 1997. Full implementation of the restructuring plan will result in the termination of approximately 250 employees of which approximately 180 employees had been terminated by December 31, 1996. Employee severance and other associated costs included in the restructuring charge amounted to $13.6 million, the write off of certain property, plant and equipment amounted to $1.9 million, and other integration and restructuring costs amounted to $3.9 million. The amounts paid and charged in 1996 against the provisions for employee severance and other associated costs, and against other integration and restructuring costs, amounted to $7.1 million and $3.5 million, respectively.

During the fourth quarter of 1996, the Company commenced a strategic and detailed review of the electronic security services businesses acquired as part of the acquisition of ASH in September 1996. In December 1996 senior executive management approved a restructuring plan which is intended to merge and integrate fully the ASH group into the ADT group by December 1997, and which resulted in a charge for restructuring and other non-recurring items in the United Kingdom and the United States electronic security services divisions of $68.6 million and $29.2 million, respectively.

The restructuring charge included the write off of certain property, plant and equipment of $13.2 million, provision for idle property leases of $22.5 million, the termination of certain contractual obligations and other settlement costs of $35.2 million, and other integration and restructuring costs of $26.9 million. The amounts paid and charged in 1996 against the provisions for the termination of certain contractual obligations and other settlement costs, and against other integration and restructuring costs, amounted to $7.2 million and $1.0 million, respectively.

As part of the strategic review, in 1996 the Company also commenced an evaluation of the customer monitoring center network in its Canadian electronic security services division which resulted in a charge for restructuring and other non-recurring items of $3.1 million. The restructuring charge included the write off of certain property, plant and equipment of $1.3 million and provision for idle property leases of $1.8 million, of which $0.2 million was paid and charged in 1996.

As part of the strategic review, in 1995 the Company also commenced an evaluation of the management information systems of its United Kingdom electronic security services division which resulted in a charge for restructuring and other non-recurring items in 1995 of $2.0 million principally relating to the write off of certain property, plant and equipment.

(ii) The effects of the Re-Engineering Project and the merger of the ASH group into the ADT group resulted in a charge for restructuring and other non-recurring items at the corporate level in 1996 of $4.8 million, comprising other integration and restructuring costs, of which $3.0 million was paid and charged in 1996.

During 1995 the Company also evaluated its group corporate structure, in particular in the United Kingdom. As a result, in the fourth quarter of 1995, senior executive management approved a restructuring plan, which was substantially completed by December 1996, which resulted in a charge for restructuring and other non-recurring items at the corporate level of $12.8 million.

The corporate restructuring charge included the provision for idle property leases of $5.6 million, the termination of certain contractual obligations and other settlement costs of $4.8 million, and employee severance for four executives, all of whom were terminated during 1996, and other associated costs, of $2.4 million. The amounts paid and charged in 1996 against the provisions in the aforementioned categories were $0.6 million, $4.8 million and $1.8 million, respectively.

The corporate restructuring charge in 1994 of $4.5 million was principally attributable to the Company's corporate administration in the United Kingdom and related to a provision for idle property leases.

Note 6 - Charge for the impairment of long-lived assets

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Electronic security services (i)              (731.7)          -           -
Vehicle auction services (ii)                  (13.0)          -           -
                                              ------      ------      ------
                                              (744.7)          -           -
                                              ======      ======      ======

Effective January 1, 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 prescribes a methodology for assessing and measuring an impairment loss that is significantly different from previous guidelines and procedures.

SFAS 121 requires the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, and related goodwill, and other intangible assets, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Under SFAS 121 it is necessary to evaluate for and calculate an impairment loss at the lowest level of asset grouping for which there are identifiable cash flows. Under SFAS 121, if an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in the transaction is included in the impairment evaluation of that asset.

SFAS 121 requires that an impairment loss is recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. Under SFAS 121 an impairment loss is calculated as the difference between the carrying amount of the asset, including the related goodwill, and its estimated fair value. The carrying amount of the related goodwill is eliminated before making any reduction in the carrying amount of any other impaired long-lived asset.

Prior to the adoption of SFAS 121, the Company's policy was to evaluate for impairment of long-lived assets, including goodwill, on an aggregate basis for each business segment. Management has determined that within the electronic security services division the lowest level of asset grouping referred to above can be determined on a country by country basis and, with effect from the first quarter of 1996, further split principally in terms of commercial and residential sectors. The assets principally comprise subscriber systems installed at customers' premises, which are included in property, plant and equipment, and the related goodwill, and other intangible assets. Within the vehicle auction services division the lowest level of asset grouping can be determined principally on an individual auction center basis, and the assets principally comprise land and real estate, which are included in property, plant and equipment, and the related goodwill. Management has estimated the fair values referred to above by using an analysis of estimated discounted future cash flows as the best available estimate of fair value. The basis of the calculation was the Company's business strategy, plans and financial projections, and an appropriate discount factor based on the Company's estimated cost of capital.

Following the adoption of SFAS 121, in particular the change in methodology requiring the Company to evaluate assets at the lowest level of asset grouping, rather than on an aggregate basis, in the first quarter of 1996 the Company recorded an aggregate non-cash charge for the impairment of long-lived assets of $744.7 million, as a separate line item in the consolidated statements of income, with a consequential tax credit of $10.8 million. The $744.7 million impairment charge comprised $731.7 million relating to the electronic security services division and $13.0 million relating to the vehicle auction services division.

(i) The $731.7 million impairment charge in the electronic security services division comprised $397.1 million related to the ADT group and $334.6 million related to the ASH group.

The $397.1 million impairment charge in the electronic security services division of the ADT group related to an impairment in the carrying value of subscriber systems principally in the commercial sector, including related goodwill which principally arose on the acquisition of ADT Security Services in 1987 of $395.3 million and other assets of $1.8 million. Since 1989 the Company's electronic security services operations in the residential sector have developed at a very rapid rate based principally on internally generated growth. As a consequence, the Company's operations in the commercial sector, which were acquired principally in 1987, have now been complemented by a significant residential electronic security services operation. This was a major factor in the Company's decision to commence the Re-Engineering Project in 1995, which is on-going. In the context of the Re-Engineering Project and changes in the electronic security services business environment, the electronic security services operations have now been reorganized along separate commercial and residential business lines, rather than on an aggregate geographic basis, with effect from the first quarter of 1996, and which is fully supported by management and financial reporting systems that now record the results and cash flows of each sector separately. When the financial projections and estimated future cash flows of the commercial sector were analyzed separately, they indicated that the carrying amount of the related assets may not be fully recoverable. This is reflective of increased competition and other pricing factors as well as changes in the business environment. Accordingly, upon adoption of SFAS 121 the Company evaluated the commercial sector assets for impairment with a resultant charge being recorded. In the United States the impairment charge amounted to $303.4 million. In Canada, where the business performance has continued to be disappointing, the impairment charge amounted to $56.7 million. In Europe, the impairment charge amounted to $37.0 million, principally due to the business performance of certain countries not meeting previous expectations.

The $334.6 million impairment charge in the electronic security services division of the ASH group related to an impairment in the carrying value of subscriber systems of $121.0 million, and the carrying value of related goodwill and other intangibles of $213.6 million which principally arose on the acquisition of certain of the businesses of Modern Security Systems in 1989 and 1990, API Security in 1989 and the Sonitrol Group in 1992. The impairment charge amounted to $211.2 million and $123.4 million in the United Kingdom and the United States, respectively. In both the United Kingdom and the United States, the adoption of SFAS 121 coincided with a reorganization of both the commercial and residential business sectors to address, in part, changes in the electronic security services business environment and performance similar to those being addressed by the ADT group. In addition, the aggregate fair value of ADT common shares issued to ASH shareholders on merger was significantly less than ASH's consolidated net asset value. It was for all these reasons that the Company reviewed the assets for impairment upon adoption of SFAS 121.

(ii) The $13.0 million impairment charge in the vehicle auction services division related to an impairment in the carrying value of property and related improvements, including related goodwill which principally arose on the acquisition of ADT Automotive in 1987.

Note 7 - Gain (loss) on disposal of businesses

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


United Kingdom and Continental European vehicle
   auction services businesses (i)                 -       (65.8)          -
European electronic article
   surveillance business (ii)                      -        31.4           -
Other (iii)                                      1.7        (2.2)       (0.3)
                                                ----       -----        ----
                                                 1.7       (36.6)       (0.3)
                                                ====       =====        ====

(i) In December 1995 the Company disposed of an interest in European Auctions (note 34) for an aggregate consideration of $334.9 million (note 18). The net loss on disposal of $65.8 million included $136.5 million relating to the write off of net unamortized goodwill and other intangibles (note 17(ii)) and a $23.2 million charge related to cumulative currency translation adjustments.

(ii) In November 1995 the Company disposed of its entire European electronic article surveillance business for an aggregate consideration of $54.0 million, comprising cash of $48.6 million and deferred consideration of $5.4 million. The net gain on disposal of $31.4 million included a $2.1 million gain relating to cumulative currency translation adjustments.

(iii) During 1996 the Company disposed of a European electronic security services business operated by the ASH group for an aggregate cash consideration of $3.0 million. The net gain on disposal amounted to $1.7 million.

During 1995 the Company disposed of certain of the European electronic security services operations and businesses operated by the ASH group for an aggregate consideration of $6.1 million, comprising cash of $5.9 million and deferred consideration of $0.2 million. The net loss on disposal of $2.2 million included $2.8 million relating to the write off of net unamortized goodwill and other intangibles (note 17(ii)) and a $1.1 million charge relating to cumulative currency translation adjustments.

During 1994 the Company disposed of its entire Australasian electronic security services businesses, and also disposed of certain of the North American electronic security services operations of the ADT group and the ASH group. The aggregate consideration on these disposals amounted to $21.6 million, comprising cash of $11.1 million and notes receivable of $10.5 million, and the net loss on disposal of $0.3 million included $10.7 million relating to the write off of net unamortized goodwill and other intangibles.

Note 8 - Other income less expenses

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Gains and losses arising from the ownership of:
   Short-term investments                          -           -         3.0
   Long-term investments (i)                    54.4        (5.0)       18.5
Write off in value of associate (ii)               -           -       (30.7)
Settlement gain (iii)                           65.0           -           -
Gains and losses on currency transactions        9.7         0.9         2.1
Other income less expenses - net                (0.3)       (0.9)        3.0
                                               -----        ----        ----
                                               128.8        (5.0)       (4.1)
                                               =====        ====        ====

(i) Realized gains and losses arising from the ownership of short-term and long-term investments are principally stated before carrying costs of interest, administrative and other expenses. During 1996 gains arising from the ownership of long-term investments comprised a net gain of $53.4 million relating to the disposal in November 1996 of the Company's entire investment in Limelight Group plc, a United Kingdom quoted company, which was previously valued and accounted for by the Company at a nominal amount, a net gain of $1.2 million relating to the disposal of the Company's equity investment in Integrated Transport Systems Limited (notes 18 and 34) and other net losses of $0.2 million principally arising from the disposal of other non-core investments.

During 1995 losses arising from the ownership of long-term investments comprised $5.1 million relating to the disposal, principally during the second quarter of 1995, of the Company's entire equity investments in Compagnie Generale de Protection et Securite SA ("CGPS") and Microtech Security (UK) Limited ("Microtech") which were held by the ASH group (note 18), and other net gains of $0.1 million principally arising from the disposal of other non-core investments. The net loss on disposal of $5.0 million included $7.3 million relating to the write off of net unamortized goodwill and other intangibles and a $1.1 million charge relating to cumulative currency translation adjustments.

During 1994 gains arising from the ownership of long-term investments comprised $4.2 million relating to the disposal of the Company's entire equity investment in Nu-Swift plc, a United Kingdom quoted company, and other net gains of $14.3 million principally arising from the disposal of other non-core investments.

(ii) The write off in value of associate in 1994 related to the Company's entire equity investment in Arius, Inc. ("Arius"), a United States unquoted company, which was held by the ASH group. A detailed assessment of the investment in Arius was carried out during 1994 and as a result a net write off of $30.7 million was recorded, of which $26.5 million related to the write off of net unamortized goodwill and other intangibles and $2.9 million related to other provisions. During 1995 Arius went into voluntary liquidation.

(iii) During 1991 a lengthy review and evaluation of the businesses and assets acquired in 1990 in respect of Britannia Security Group PLC ("Britannia") was undertaken by the Company. This review revealed that, at the time of the acquisition of Britannia by ADT certain assets, particularly subscriber systems installed at customer premises, had been included in the consolidated financial statements of Britannia at values materially in excess of their net realizable value. During 1992 ADT commenced legal proceedings against Britannia's auditors at the time of acquisition, BDO Binder Hamlyn ("BDO"), to seek recovery of the damages suffered. In December 1995 the High Court of Justice in England awarded damages of approximately $160 million (including interest) against BDO, plus the reimbursement of certain legal costs incurred in connection with the litigation. BDO then appealed against the judgment. At December 31, 1995 ADT did not recognize the award of any damages in its consolidated statements of income and had deferred certain legal costs incurred in connection with the litigation amounting to $11.1 million in order to match these costs with the award when recognized. These deferred costs were included in other long-term assets (note 20).

In December 1996 ADT and BDO entered into a settlement agreement, subject to completion of certain additional documentation which was signed in February 1997, which included the payment to ADT of $77.5 million in cash (included in other current assets (note 15)) together with a further deferred payment of $8.6 million, in full and final settlement of the aforementioned proceedings, including the judgment, accrued interest and costs. As a result of the settlement BDO have withdrawn their appeal. The net gain arising on this settlement amounted to $69.7 million, of which $65.0 million was included in other income less expenses and $4.7 million was included in interest income.


Note 9 - Income taxes

(i) The provision for income taxes in the consolidated statements of income was as follows:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Current income taxes:
US                                              (6.5)       (3.1)       (4.6)
Non US                                         (11.2)       (6.6)       (5.4)
                                               -----       -----       -----
                                               (17.7)       (9.7)      (10.0)
                                               -----       -----       -----

Deferred income taxes: (note 25)
US (principally federal income taxes)           20.9       (18.0)      (22.6)
Non US                                          18.6        (0.4)       (2.3)
                                               -----       -----       -----
                                                39.5       (18.4)      (24.9)
                                               -----       -----       -----
                                                21.8       (28.1)      (34.9)
                                               =====       =====       =====

US current income taxes in 1996 comprise federal and state income taxes, and in 1995 and 1994 principally comprise state income taxes.

(ii)    (Loss) income before income taxes included the following components:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


US (loss) income                              (485.6)       59.5        53.8
Non US (loss) income                          (222.9)       (0.4)       63.7
                                              ------        ----       -----
(Loss) income before income taxes             (708.5)       59.1       117.5
                                              ======        ====       =====

(iii) The reconciliation between notional US federal income taxes at the statutory rate on consolidated (loss) income before income taxes and the Company's income tax provision was as follows:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Notional US federal income taxes at the
   statutory rate                              248.0       (20.7)      (41.1)
Adjustments to reconcile to the Company's
   income tax provision:
US state income tax provisions, net             (3.1)       (2.7)       (3.2)
Non US net (losses) earnings                   (70.6)       (7.1)       14.6
SFAS 121 impairment                           (150.2)          -           -
Utilization and/or recognition of tax loss
   carryforwards and other items                (2.3)        2.4        (5.2)
                                              ------        ----       -----
Income tax provision                            21.8       (28.1)      (34.9)
                                              ======        ====       =====

Note 10 - Loss from discontinued operations

During 1994 the Company disposed of all its remaining non-core businesses, principally the Insight Travel Group. The Company no longer has any interests in non-core businesses. The aggregate cash consideration on these disposals amounted to $11.2 million and the net loss amounted to $3.7 million, which included $19.1 million relating to the write off of net unamortized goodwill and other intangibles. The net income from operations for 1994 amounted to $0.4 million on net sales of $80.6 million.

Note 11 - Extraordinary items

During 1996 and 1995 the Company reacquired in the market certain of its senior subordinated notes (note 23(ii)), which was financed from cash on hand. Extraordinary items included the loss arising on reacquisition of $0.9 million (1995 - $0.9 million) and the write off of net unamortized deferred refinancing costs of $0.5 million (1995 - $0.8 million) relating to the early extinguishment of certain amounts outstanding under the senior subordinated notes, and were stated net of applicable income taxes of $0.2 million (1995 - $0.2 million).

In September 1996 the Company repaid in full all amounts owed by the ASH group under its senior notes and bank credit agreement (note 23(vi)), which were subsequently cancelled, and which was financed from cash on hand and loans drawn under the revolving bank credit agreement. Extraordinary items included the loss arising on repayment of $4.2 million and the write off of net unamortized deferred refinancing costs of $0.4 million relating to the early extinguishment of all amounts outstanding under the senior notes and bank credit agreement owed by the ASH group, with no consequential tax effect.

In December 1996 the Company gave notice to all convertible capital bond holders that all of the outstanding capital bonds owed by the ASH group would be fully redeemed by the Company, and subsequently cancelled (note 23(v)), and which was financed from cash on hand and amounts drawn down under the sterling denominated bank credit facility (note 23(vii)). Extraordinary items included the write off of net unamortized deferred refinancing costs of $1.6 million relating to the early extinguishment of all amounts outstanding under the convertible capital bonds owed by the ASH group, with no consequential tax effect.

In December 1996 the Company entered into a new bank credit agreement, subject to completion of certain additional documentation which was signed in January 1997, which replaced in full its previous bank credit agreement and which was subsequently cancelled (note 23(iv)). Extraordinary items included the write off of net unamortized deferred refinancing costs of $1.5 million relating to the early extinguishment of all amounts outstanding under the bank credit agreement owed by the ADT group, and were stated net of applicable income taxes of $0.5 million.

In July 1995 the Company repaid in full all amounts owed by the ADT group under its previous bank credit agreement, which was subsequently cancelled. The Company funded the repayment from the net proceeds of the issue of its Liquid Yield Option Notes (note 23(iii)). Extraordinary items included the write off of net unamortized deferred refinancing costs of $12.8 million relating to the early extinguishment of all amounts outstanding under the previous bank credit agreement owed by the ADT group, and were stated net of applicable income taxes of $4.5 million.

Note 12 - (Loss) earnings per common share

The calculation of primary (loss) earnings per common share was based on the weighted average of 137,114,415 (1995 - 138,283,458; 1994 - 136,148,361)
common shares in issue during the year which in 1996 did not allow for the allotment of common shares under executive share option schemes, which are considered common stock equivalents, because their effect was anti-dilutive as a consequence of the net loss for the year. Common stock equivalents included in the weighted average number of common shares in issue during 1995 and 1994 were 2,921,286 and 2,503,059, respectively. Primary (loss) earnings per common share from continuing operations was based on adjusted net loss from continuing operations available to common shareholders of $687.0 million (1995
- $30.7 million net income; 1994 - $69.3 million net income).

Note 13 - Accounts receivable - net

At December 31                                              1996        1995
                                                              $m          $m

Trade accounts receivable                                  229.2       213.4
Less:  allowance for doubtful receivables                  (18.5)      (17.0)
                                                           -----       -----
                                                           210.7       196.4
                                                           =====       =====

Note 14 - Inventories

At December 31                                              1996        1995
                                                              $m          $m

Raw materials and consumables                                8.6         8.8
Work in process                                             18.9        14.1
Finished goods                                              11.7        15.1
                                                           -----       -----
                                                            39.2        38.0
                                                           =====       =====

Note 15 - Prepaid expenses and other current assets

At December 31                                              1996        1995
                                                              $m          $m

Prepaid expenses                                            10.9        11.6
Other current assets                                       106.1        22.9
                                                           -----       -----
                                                           117.0        34.5
                                                           =====       =====

At December 31, 1996 other current assets included $77.5 million of settlement gain proceeds (note 8(iii)).

Note 16 - Property, plant and equipment - net

At December 31                                              1996        1995
                                                              $m          $m
Cost:
Property and related improvements                          290.7       271.6
Subscriber systems                                       1,977.5     1,874.0
Other plant and equipment                                  214.8       199.0
                                                         -------     -------
Total cost                                               2,483.0     2,344.6
                                                         -------     -------
Accumulated depreciation:
Property and related improvements                           56.0        41.5
Subscriber systems                                         762.0       614.2
Other plant and equipment                                  151.4       117.6
                                                         -------     -------
Total accumulated depreciation                             969.4       773.3
                                                         -------     -------

Net book values                                          1,513.6     1,571.3
                                                         =======     =======

Note 17 - Goodwill and other intangibles - net
                                                            1996        1995
                                                              $m          $m
Cost:
At January 1                                             1,290.6     1,345.2
SFAS 121 impairment (note 6)                              (825.6)          -
Acquisitions (i)                                            44.9       123.0
Disposals (ii)                                                 -      (174.1)
Currency translation adjustments                               -        (3.5)
                                                         -------     -------
At December 31                                             509.9     1,290.6
                                                         -------     -------
Accumulated amortization:
At January 1                                               237.0       233.7
SFAS 121 impairment (note 6)                              (203.7)          -
Charge for the year                                         18.6        38.9
Disposals (ii)                                                 -       (34.8)
Currency translation adjustments                               -        (0.8)
                                                         -------     -------
At December 31                                              51.9       237.0
                                                         -------     -------
Net book values:
At December 31                                             458.0     1,053.6
                                                         =======     =======

(i) In February 1996 the Company acquired the remaining 24.0 per cent of the outstanding voting share capital of Alert, an electronic security services company in the United States, not already owned by the Company, for an aggregate cash consideration of $25.5 million, which was financed from cash on hand. The amount of goodwill arising from this acquisition was $10.3 million. During 1996 the Company purchased other intangibles, principally customer contracts, in North America and Europe for an aggregate cash consideration of $34.6 million which was financed from cash on hand.

In December 1995 the Company acquired 76.0 per cent of the outstanding voting share capital of Alert, for an aggregate cash consideration of $69.0 million, which was financed from cash on hand. The amount of goodwill and other intangibles arising from this acquisition was $80.1 million and $40.0 million, respectively. In January 1995 the Company acquired a vehicle auction services business in Belgium for an aggregate cash consideration of $4.2 million, which was disposed of in December 1995 as part of the disposal by the Company of an interest in European Auctions (note 17(ii)). During 1995 the Company also acquired several small electronic security services businesses in the United States and Europe for an aggregate cash consideration of $1.0 million.

These acquisitions have been accounted for using the purchase method. Accordingly, the respective purchase prices have been allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values. These allocations resulted in goodwill and other intangibles of $44.9 million arising during the year (1995 - $123.0 million).

(ii) In December 1995 the Company disposed of an interest in European auctions (notes 18 and 34). Net unamortized goodwill and other intangibles on disposal of $136.5 million was included in the loss on disposal of businesses (note 7(i)). During 1995 the Company disposed of certain of the European electronic security services operations and businesses operated by the ASH group. The net unamortized goodwill and other intangibles on disposal of $2.8 million was included in the gain on disposal of businesses (note 7(iii)).

(iii) The accumulated cost, accumulated amortization and net book values of the goodwill balance included within goodwill and other intangibles at December 31, 1996 amounted to $421.0 million, $43.0 million and $378.0 million, respectively (1995 - $1,120.1 million, $206.9 million and $913.2 million, respectively).

Note 18 - Investment in and loans to associate

At December 31                                              1996        1995
                                                              $m          $m

Vendor Note                                                    -        83.9
Shareholder Loan Notes                                         -        13.9
                                                           -----       -----
                                                               -        97.8
Less:  unamortized discount                                    -        (9.9)
                                                           -----       -----

                                                               -        87.9
Investment in ordinary share capital                           -         0.9
                                                           -----       -----

                                                               -        88.8
                                                           =====       =====

In December 1995 the Company disposed of an interest in European Auctions to Integrated Transport Systems Limited ("ITS") (note 34) for an aggregate consideration of $334.9 million.

The aggregate consideration received by the Company on closing was comprised of cash of $235.1 million, $187.6 million aggregate principal amount at maturity of a subordinated deep discount zero coupon loan note issued by ITS maturing in March 2004 ("Vendor Note"), $31.1 million aggregate principal amount at maturity of subordinated deep discount zero coupon loan notes issued by ITS maturing in March 2004 ("Shareholder Loan Notes"), and a 43.1 per cent interest in the ordinary share capital of ITS at an issue price of $2.0 million.

The Vendor Note is a sterling loan note with an issue price of $83.9 million, reflecting a yield to maturity of 10.0 per cent per annum, and was valued by the Company at $74.6 million. There are no periodic payments of interest.
The Vendor Note is a subordinated, non-collateralized obligation of ITS and is transferrable, under certain conditions, after December 1998. The discount on the Vendor Note of $9.3 million will be amortized on a basis linked to the yield to maturity over the life of the loan note as a credit to interest income, and represents the difference between the stated yield to maturity and the prevailing market yield to maturity of approximately 11.5 per cent per annum, for similar types of loan notes at the time the Vendor Note was issued in December 1995. The interest yield and discount amortization for 1996 amounted to $8.6 million and $0.3 million, respectively.

The Shareholder Loan Notes are transferrable sterling loan notes with an issue price of $13.9 million, reflecting a yield to maturity of 10.0 per cent per annum, and were valued by the Company at $13.3 million. There are no periodic payments of interest. The Shareholder Loan Notes are subordinated, non-collateralized obligations of ITS and are also subordinated to the Vendor Note.

The aggregate fair market value of the Vendor Note and Shareholder Loan Notes at December 31, 1995 amounted to $87.9 million, and was based on discounting the loan notes at estimated current sterling interest rates on similar term financial instruments.

The 43.1 per cent interest in the ordinary share capital of ITS was valued and accounted for by the Company at $0.9 million.

In February 1996 the Company disposed of its entire interest in Shareholder Loan Notes with an issue price of $13.9 million and valued by the Company at $13.3 million (net of unamortized discount of $0.6 million), and 33.1 per cent of the ordinary share capital of ITS valued by the Company at $0.9 million, for an aggregate cash consideration of $15.4 million. The net gain arising on the transaction amounted to $1.2 million which was included in other income less expenses (note 8(i)).

As a result of the above transaction, the Company now holds a 10.0 per cent interest in the ordinary share capital of ITS, valued and accounted for by the Company at a nominal amount, together with the Vendor Note, which at December 31, 1996 is disclosed as a long-term investment (note 19) and has been accounted for at its amortized cost.

The movement in the carrying value of investment in and loans to associate since January 1, 1995 has been as follows:


                                                            1996        1995
                                                              $m          $m

At January 1                                                88.8        12.6
Acquisitions                                                   -        88.8
Disposals                                                  (14.2)      (12.6)
Reclassifications                                          (74.6)          -
                                                           -----       -----

At December 31                                                 -        88.8
                                                           =====       =====

During 1995 the Company disposed of its entire equity investments in CGPS, a French unquoted company, and Microtech, a United Kingdom unquoted company, for an aggregate consideration of $8.6 million comprising cash of $7.8 million and notes receivable of $0.8 million. The net loss on disposal of $5.1 million, including $7.3 million relating to the write off of net unamortized goodwill and other intangibles and a $1.1 million charge relating to cumulative currency translation adjustments, was included in other income less expenses (note 8(i)).

Note 19 - Long-term investments

At December 31                                              1996        1995
                                                              $m          $m

Vendor Note (note 18)                                      102.0           -
Less:  unamortized discount                                (10.0)          -
                                                           -----       -----

                                                            92.0           -
Other long-term investments                                  8.6         2.0
                                                           -----       -----

                                                           100.6         2.0
                                                           =====       =====

The fair market value of the Vendor Note at December 31, 1996 amounted to $89.7 million, and is based on discounting the loan note at estimated current sterling interest rates on similar term financial instruments. The aggregate fair market value of other long-term investments at December 31, 1996 amounted to $8.6 million (1995 - $2.0 million) and is based on estimates made by the Company.

Note 20 - Other long-term assets

At December 31                                              1996        1995
                                                              $m          $m

Deferred refinancing costs                                  19.4        27.1
Other long-term assets                                      56.0        57.1
                                                           -----       -----

                                                            75.4        84.2
                                                           =====       =====

In connection with the refinancing of certain long-term debt obligations of the Company certain fees and expenses were incurred. These refinancing costs are being amortized as interest expense through the consolidated statements of income on a straight line basis over the terms of the respective lives of the Company's various long-term debt obligations. The refinancing costs amortization for the year amounted to $3.7 million (1995 - $5.3 million; 1994
- $5.7 million).  During the year $4.0 million (1995 - $13.6 million; 1994 -
nil) of net unamortized deferred refinancing costs, relating to the early extinguishment of certain amounts outstanding under the Company's long-term debt obligations, were written off as extraordinary items in the consolidated statements of income (note 11).

Note 21 - Short-term debt

At December 31                                              1996        1995
                                                              $m          $m

Bank and acceptance facilities                              50.6        39.4
Current portion of long-term debt (note 23)                158.6         5.5
                                                           -----       -----

                                                           209.2        44.9
                                                           =====       =====

The average rate of interest on short-term debt outstanding at December 31, 1996 was 7.8 per cent (1995 - 7.9 per cent). Short-term debt is generally repayable on demand or at an interest payment date, and is non-collateralized except for $0.5 million of bank and acceptance facilities in 1995, and $5.5 million of the current portion of long-term debt in 1995.

Note 22 - Other current liabilities

At December 31                                              1996        1995
                                                              $m          $m

Accruals                                                    70.6        78.5
Payroll and employee benefits                               58.1        53.5
Payments received on account                                17.1        10.1
Income taxes                                                15.6        12.0
Interest payable                                            23.7        25.4
Short-term restructuring, disposition and other provisions  95.6        37.4
Other current liabilities                                   12.9        10.3
                                                         -------     -------

                                                           293.6       227.2
                                                         =======     =======
Note 23 - Long-term debt

At December 31                                              1996        1995
                                                              $m          $m

Senior notes (i)                                           250.0       250.0
Senior subordinated notes (ii)                             294.1       317.2
Liquid Yield Option Notes (iii)                            326.8       306.8
Revolving bank credit agreement (iv)                        83.0        15.0
Convertible capital bonds (v)                               75.6        68.7
Bank credit agreement - ASH (vi)                               -       126.2
Senior notes - ASH (vi)                                        -        56.8
Other (vii)                                                 39.2        39.6
                                                         -------     -------

                                                         1,068.7     1,180.3
Less: current portion (note 21)                           (158.6)       (5.5)
                                                         -------     -------

                                                           910.1     1,174.8
                                                         =======     =======

(i) The $250.0 million 8.25 per cent senior notes due August 2000 were issued in August 1993, through a public offering, by ADT Operations, Inc., a company incorporated in the United States and an indirect wholly owned subsidiary of ADT, and are guaranteed on a senior basis by ADT and certain subsidiaries of ADT Operations, Inc. The senior notes are not redeemable prior to maturity and interest is payable semi-annually. The indentures governing the senior notes contain certain covenants including limitations on indebtedness, limitations on certain payments, including dividends on the Company's common shares, and compliance with various financial and operating covenants and prohibitions, and certain change in control provisions. The senior notes are non-collateralized senior obligations of ADT Operations, Inc. ranking pari passu in right of payment with all other existing and future senior indebtedness of ADT Operations, Inc. including indebtedness under the revolving bank credit agreement referred to in (iv) below.

(ii) The $350.0 million 9.25 per cent senior subordinated notes due August 2003 were issued in August 1993, through a public offering, by ADT Operations, Inc., and are guaranteed on a senior subordinated basis by ADT. The senior subordinated notes are redeemable in whole or in part, at the option of ADT Operations, Inc., at any time after August 1998 at the following redemption prices: during the twelve month period beginning (a) August 1998 at 103.75 per cent (b) August 1999 at 102.50 per cent (c) August 2000 at 101.25 per cent, and thereafter at 100.00 per cent of the principal amount. Interest is payable semi-annually. The indentures governing the senior subordinated notes contain certain covenants as set out for the senior notes in (i) above. The senior subordinated notes are non-collateralized, senior subordinated obligations of ADT Operations, Inc. ranking pari passu with, or senior in right of payment to, all other existing and future indebtedness of ADT Operations, Inc. that is expressly subordinated to senior indebtedness of ADT Operations, Inc. During 1996 the Company reacquired in the market $23.1 million (1995 - $32.8 million) face value of the senior subordinated notes at a purchase cost of $24.0 million (1995 - $33.7 million) which was financed from cash on hand. The loss arising on reacquisition of $0.9 million (1995 - $0.9 million), and related costs of $0.5 million (1995 - $0.8 million), was included in extraordinary items (note 11).

(iii) In July 1995 ADT Operations, Inc. issued $776,250,000 aggregate principal amount at maturity of its zero coupon subordinated Liquid Yield Option Notes ("Notes") maturing July 2010. The net proceeds of the issue amounted to $287.4 million which was used to repay in full all amounts outstanding under ADT Operations, Inc.'s previous bank credit agreement, which was subsequently cancelled. The issue price per Note was $383.09, being
38.309 per cent of the principal amount of $1,000 per Note at maturity, reflecting a yield to maturity of 6.5 per cent per annum (computed on a semi-annual bond equivalent basis). There are no periodic payments of interest. The discount amortization on the Notes is being charged as interest expense through the consolidated statements of income on a basis linked to the yield to maturity. The Notes discount amortization for 1996 amounted to $20.3 million (1995 - $9.4 million). Each Note is exchangeable for common shares of ADT at the option of the holder at any time prior to maturity, unless previously redeemed or otherwise purchased by ADT Operations, Inc., at an exchange rate of 28.23 common shares per Note. During 1996 619 Notes with a carrying value of $0.3 million were exchanged, at the option of the holders, for 17,472 ADT common shares (note 30). Any Note will be purchased by ADT Operations, Inc. at the option of the holder as of July 2002 for a purchase price per Note of $599.46. At this time, if the holder exercises the option, ADT has the right to deliver all or a portion of the purchase price in the form of common shares of ADT. Beginning July 2002 the Notes are redeemable for cash at any time at the option of ADT Operations, Inc., in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption. The Notes are guaranteed on a
subordinated basis by ADT.   If, on or prior to maturity, there is a change in
control, the holder has the right to require ADT Operations, Inc. to purchase the Notes at the change in control purchase price.

(iv) In August 1995 ADT Operations, Inc. entered into a new $300 million revolving bank credit agreement which replaced in full its previous bank credit agreement. The new agreement has a term of five years and is guaranteed on a senior basis by ADT and certain subsidiaries of ADT Operations, Inc. Amounts available under this facility are available for borrowing and reborrowing (or issuance and reissuance in the case of letters of credit up to a maximum of $100 million), subject to certain conditions at that time, until June 2000 at which time all amounts are repayable in full.
At December 31, 1996 $83.0 million (1995 - $15.0 million) was drawn down under the agreement, which has been classified in the current portion of long-term debt, plus letters of credit amounting to $81.1 million (1995 - $81.0 million) which have been issued and have terms of less than one year. The Company utilizes letters of credit to back certain financing arrangements and insurance policies as well as for trade purposes. The letters of credit approximately reflect fair value as a condition of their underlying purpose. The Company expects the counterparties to fully perform under the terms of the agreements.

Amounts drawn down under the revolving bank credit agreement bear interest at a floating rate equal, at the option of ADT Operations, Inc., to either the alternative base rate plus a margin or the reserve adjusted LIBO rate plus a margin. The average rate of interest at December 31, 1996 was 6.5 per cent (1995 - 7.6 per cent).

The revolving bank credit agreement contains certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, limitations on certain payments, including dividends on the common shares of ADT and ADT Operations, Inc., and certain other financial covenants, including a minimum cash flow coverage ratio, a minimum debt to total capitalization ratio and a minimum level of shareholders' equity, and certain change in control provisions.

In December 1996 ADT Operations, Inc. entered into a new $200 million revolving bank credit agreement, subject to completion of certain additional documentation which was signed in January 1997, which replaced in full its previous bank credit agreement, and which was subsequently cancelled. The new agreement has a term of one year and is guaranteed on a senior basis by ADT and certain subsidiaries of ADT Operations, Inc. Amounts available under this new facility are available for borrowing and reborrowing (or issuance and reissuance in the case of letters of credit up to a maximum of $100 million), subject to certain conditions at that time, until January 1998 at which time all amounts are repayable in full. The interest rates and financial and operating covenants in place under the new facility are substantially the same as those referred to above for the previous bank credit agreement.

(v) The 9.5 per cent sterling denominated convertible capital bonds due July 2006 were issued by ASH Capital Finance (Jersey) Limited, a company incorporated in Jersey and an indirect wholly owned subsidiary of ADT, and are unconditionally and irrevocably guaranteed on a non-collateralized and subordinated basis by ADT. Interest is payable semi-annually. The capital bonds are convertible, at the option of the holder, into fully paid 2.0 per cent (fixed cumulative dividend) exchangeable redeemable preference shares in ASH Capital Finance (Jersey) Limited with a nominal value of one pence each. The preference shares are unconditionally and irrevocably guaranteed on a non-collateralized and subordinated basis by ADT. The preference shares are redeemable at their paid up value of Pound Sterling 1 each and they are also exchangeable, at the option of the holder, for fully paid common shares of ADT at a price of Pound Sterling 76.66 per common share, the price of which is subject to adjustment under certain circumstances. The capital bonds are unconditionally and irrevocably guaranteed on a non-collateralized and subordinated basis by ASH, and were formerly convertible into ordinary shares of ASH. Under the terms of the issue, ADT can require conversion of any outstanding capital bond if 85 per cent of the issue has been previously converted or purchased and cancelled, in which case the bond holders may elect for redemption in lieu of conversion. On or after June 1, 1996, ADT may exercise a call option at 100 per cent of the aggregate paid up amounts of the capital bonds outstanding.

In December 1996 ASH Capital Finance (Jersey) Limited gave notice to all bond holders that in January 1997 it would redeem all of the capital bonds then outstanding at a price equating to the denomination of each capital bond together with all accrued interest due. Accordingly, in January 1997 the capital bonds were fully redeemed at their carrying amount, which was financed from cash on hand and amounts drawn down under the sterling denominated bank credit facility, as set out in (vii) below, and at December 31, 1996 have been classified in the current portion of long-term debt.

(vi) In September 1996 the Company repaid in full all amounts owed by the ASH group under its senior notes and bank credit agreement, which were subsequently cancelled, and which was financed from cash on hand and loans drawn under the revolving bank credit agreement. The loss arising on repayment of $4.2 million, and related costs of $0.4 million, was included in extraordinary items (note 11).

During 1994 ASH issued $60.7 million of its 8.28 per cent senior notes due January 1998 of which $5.6 million was in respect of yield maintenance. The senior notes were collateralized obligations of the ASH group. The yield maintenance amortization on the senior notes has been charged as interest expense through the consolidated statements of income. The yield maintenance amortization for 1996 amounted to $1.5 million (1995 - $1.1 million; 1994 - $0.6 million). The effective rate of interest including yield maintenance was
10.7 per cent.

During 1995 ASH entered into a bank credit agreement totalling approximately $134 million with a maturity date in January 1998. The amounts drawn under the agreement were collateralized obligations of the ASH group and bore interest principally at LIBO rate plus a margin.

(vii) Other long-term debt principally represents revolving facilities with various banks falling due for repayment in 1999 bearing interest at a floating rate equal, at the option of the Company, to either the alternative base rate
plus a margin or the reserve adjusted LIBO rate plus a margin.   The average
rate of interest at December 31, 1996 was 7.5 per cent (1995 - 6.9 per cent). In addition, at December 31, 1996 $0.6 million (1995 - $2.0 million) in letters of credit have been issued under certain of these facilities and have terms of less than one year.

In January 1997 the Company entered into a sterling denominated bank credit facility which is repayable on demand. The amount drawn down under the facility amounted to $26 million which was used to repay, in part, the amounts owed under the convertible capital bonds in (v) above. The facility is guaranteed by ADT and certain of its subsidiaries. Interest is payable at LIBO rate plus a margin.

In March 1997 the Company entered into a new $154 million sterling denominated bank credit facility of which $146 million is a term loan facility and $8 million is a revolving credit facility. The term loan facility was fully drawn down and, in part, was used to repay in full the $26 million drawn down under the sterling denominated bank credit facility referred to above. The new facility has a term of five years and is guaranteed by ADT and certain of its subsidiaries. Interest is payable at LIBO rate plus a margin.

The average rate of interest on all long-term debt during the year was 8.0 per cent (1995 - 8.2 per cent; 1994 - 8.4 per cent).

Based on estimated interest rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of all long-term debt at December 31, 1996 amounted to approximately $1,119 million (1995 - approximately $1,241 million).

The maturities and installments with respect to long-term debt outstanding at December 31, 1996 are as follows:

                                                                          $m

Year ending December 31                         1997                   158.6
                                                1998                     0.9
                                                1999                    34.5
                                                2000                   251.7
                                                2001                     0.9
                                          Thereafter                   622.1
                                                                     -------
                                                                     1,068.7
                                                                     =======

Note 24 - Deferred revenue

Deferred revenue is comprised of all subscriber billings for services not yet rendered.

Note 25 - Deferred income taxes

The movement in deferred income taxes since January 1, 1994 has been as follows:

                                                1996        1995        1994
                                                  $m          $m          $m


At January 1                                   142.4       123.5        95.3
(Credit) charge for the year (note 9(i))       (39.5)       18.4        24.9
Extraordinary items (note 11)                   (0.7)       (4.7)          -
Eliminated on disposals                            -        (3.3)          -
Currency translation adjustments                (0.7)        0.7        (0.2)
Reclassifications                              (10.0)        7.8         3.5
                                               -----       -----       -----
At December 31                                  91.5       142.4       123.5
                                               =====       =====       =====

The significant temporary timing differences and tax loss carryforwards that gave rise to the deferred income tax balance at December 31, 1996 were as follows:

                                                  US      Non US       Total
                                                  $m          $m          $m
Liabilities:
Depreciation                                   864.8        72.6       937.4
Other                                            6.9        15.2        22.1
                                              ------      ------      ------
                                               871.7        87.8       959.5
                                              ------      ------      ------

Assets:
Tax operating loss carryforwards               436.6        99.2       535.8
Provisions for estimated costs and expenses    143.7        57.2       200.9
Interest expense                               147.9           -       147.9
Post-retirement benefit obligations             78.6           -        78.6
Depreciation                                       -        66.2        66.2
                                              ------      ------      ------
                                               806.8       222.6     1,029.4
Valuation allowance                           (163.6)     (155.8)     (319.4)
                                              ------      ------      ------
                                               643.2        66.8       710.0
                                              ------      ------      ------
Gross deferred income tax liability            228.5        21.0       249.5
                                              ------      ------      ------

Deferred income tax liability at
   statutory tax rates                          80.0        11.5        91.5
                                              ======      ======      ======

The US tax operating loss carryforwards at December 31, 1996 expire as follows:
                                                                          $m

Year ending December 31                         1999                     6.8
                                                2000                     4.1
                                                2001                    24.2
                                                2002                    18.3
                                                2003                     7.5
                                                2004                    86.4
                                                2005                   144.4
                                                2006                   107.2
                                                2007                    24.7
                                                2008                    13.0
                                                                       -----
                                                                       436.6
                                                                       =====

No provision has been made for deferred income taxes on undistributed earnings of subsidiaries ($655.9 million at December 31, 1996) which are required to finance their continuing operations.

The significant temporary timing differences and tax loss carryforwards that gave rise to the deferred income tax balance at December 31, 1995 were as follows:

                                                  US      Non US       Total
                                                  $m          $m          $m
Liabilities:
Depreciation                                   857.9       124.4       982.3
Other                                            5.2        14.5        19.7
                                              ------      ------     -------
                                               863.1       138.9     1,002.0
                                              ------      ------     -------

Assets:
Tax operating loss carryforwards               428.9        94.5       523.4
Provisions for estimated costs and expenses     69.2        12.5        81.7
Interest expense                                99.6           -        99.6
Post-retirement benefit obligations             66.5           -        66.5
                                              ------      ------     -------
                                               664.2       107.0       771.2
Valuation allowance                           (120.0)      (49.3)     (169.3)
                                              ------      ------     -------
                                               544.2        57.7       601.9
                                              ------      ------     -------
Gross deferred income tax liability            318.9        81.2       400.1
                                              ------      ------     -------

Deferred income tax liability at
   statutory tax rates                         111.6        30.8       142.4
                                              ======      ======     =======

Note 26 - Other long-term liabilities

At December 31                                              1996        1995
                                                              $m          $m

Pensions (note 33(i))                                       28.4        20.6
Post-retirement benefits other than pensions (note 33(iv))  48.2        47.8
Long-term restructuring, disposition and other provisions   74.6        41.3
Other long-term liabilities                                 30.9        25.5
                                                           -----       -----
                                                           182.1       135.2
                                                           =====       =====

Note 27 - Minority interests

At December 31, 1995 minority interests represent the 24.0 per cent interest in the outstanding voting share capital of Alert held by the minority shareholders of Alert and not owned by the Company. The value is based on the consolidated net assets of Alert on a historical cost basis.

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

Note 28 - Convertible redeemable preference shares

At December 31                                  1996        1995        1994
                                                  $m          $m          $m

Authorized:
225,000 5 3/4% convertible cumulative redeemable
   preference shares 2002 of $1 each (1995 - 225,000;
   1994 - 225,000) (i)                           0.2         0.2         0.2
500,000 6% convertible cumulative redeemable
   preference shares 2002 of $1 each (1995 - 500,000;
   1994 - 500,000) (ii)                          0.5         0.5         0.5
125,000,000 convertible cumulative redeemable
   preference shares of $1 each (1995 - 125,000,000;
   1994 - 125,000,000) (iii)                   125.0       125.0       125.0
                                               -----       -----       -----
                                               125.7       125.7       125.7
                                               =====       =====       =====

The movement in convertible redeemable preference shares since January 1, 1994 has been as follows:

                                      5 3/4% shares             6% shares

                                  Number          $m      Number          $m

Issued and outstanding:
At January 1, 1994                29,738        35.5     283,030       391.7
Reacquired in the market at
  purchase cost                      (25)          -           -           -
Redeemed                         (28,957)      (34.6)   (278,625)     (385.6)
Reversal of redemption premium
   on shares not redeemed              -        (0.1)          -        (1.7)
                                 -------     -------     -------     -------
At December 31, 1994                 756         0.8       4,405         4.4
Converted into common
  shares (note 30)                     -           -        (225)       (0.3)
                                 -------     -------     -------     -------
At December 31, 1995                 756         0.8       4,180         4.1
Redeemed                            (756)       (0.8)     (4,180)       (4.1)
                                 -------     -------     -------     -------

At December 31, 1996                   -           -           -           -
                                 =======     =======     =======     =======

In January 1994 ADT redeemed 28,957 of its 5 3/4% convertible redeemable preference shares for an aggregate consideration, including redemption premium, of $34.6 million. The Company funded the redemption from cash on hand.

In October 1994 ADT redeemed 278,625 of its 6% convertible redeemable preference shares for an aggregate consideration, including redemption premium, of $385.6 million. The Company funded the redemption through the drawdown of $231.6 million under its previous bank credit agreement and $154.0 million from cash on hand.

In November 1996 ADT redeemed 756 of its 5 3/4% convertible redeemable preference shares and 4,180 of its 6% convertible redeemable preference shares for an aggregate consideration of $4.9 million. The Company funded the redemption from cash on hand.

Dividends on convertible redeemable preference shares amounted to:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


5 3/4% convertible redeemable preference shares    -           -           -
6% convertible redeemable preference shares      0.3         0.3        13.3
                                               -----       -----       -----
                                                 0.3         0.3        13.3
                                               =====       =====       =====

(i) 5 3/4% convertible cumulative redeemable preference shares 2002 (par value $1 each)

In April 1987 175,000 of these mandatorily redeemable preference shares were issued for cash at a price of $1,000 each, and during the period to December 31, 1996 139,262 of these preference shares were converted into ADT common shares. The holders of these preference shares were entitled to a fixed cumulative preferential dividend at the rate of 5 3/4 per cent per annum. These preference shares were subject to redemption, at the option of the holders, in January 1994 at 119.625 per cent of their issue amount. ADT had the right to require redemption or conversion of the preference shares in certain circumstances. This right was exercised in November 1996 and all remaining preference shares were redeemed at their carrying amount.

(ii) 6% convertible cumulative redeemable preference shares 2002 (par value $1 each)

In September 1987 400,000 of these mandatorily redeemable preference shares were issued for cash at a price of $1,000 each, and during the period to December 31, 1996 225 of these preference shares were converted into ADT common shares. The holders of these preference shares were entitled to a fixed cumulative preferential dividend at the rate of 6 per cent per annum. These preference shares were subject to redemption, at the option of the holders, in October 1994 at 138.375 per cent of their issue amount. ADT had the right to require redemption or conversion of the preference shares in certain circumstances. This right was exercised in November 1996 and all remaining preference shares were redeemed at their carrying amount.

(iii)   Convertible cumulative redeemable preference shares (par value $1 each)

In November 1996 the board of directors of ADT determined that 2.5 million of the 125 million authorized convertible cumulative redeemable preference shares of $1 each be classified as Series A First Preference Shares Purchase Rights, pursuant to the Shareholders Rights Plan referred to below, which have been reserved for issuance upon exercise of the said Rights.

The rights attaching to the balance of 122.5 million convertible cumulative redeemable preference shares of $1 each, none of which are issued and outstanding, as to dividends, return of capital, redemption, conversion, voting and otherwise may be determined by ADT on or before the time of allotment.

In November 1996 the board of directors of ADT adopted a Shareholder Rights Plan ("the Plan"). Under the Plan each ADT common shareholder received a distribution of one right for each ADT common share held. Each right entitles the holder to purchase from ADT shares of a new series of first preference shares at an initial purchase price of $90 per one hundredth of a first preference share. The rights will become exercisable and will detach from the common shares a specified period of time after any person becomes the beneficial owner of 15 per cent or more of ADT's common shares, or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15 per cent or more of ADT's common shares. The rights did not become exercisable on account of any person being the beneficial owner of 15 per cent or more of ADT's common shares when the Plan was adopted, but become exercisable if such a person increases their beneficial ownership after that time (note 32(iv)).

If any person becomes the beneficial owner of 15 per cent or more of ADT's common shares, or if any person who was already the beneficial owner of 15 per cent or more of ADT's common shares when the Plan was adopted increases their beneficial ownership, each right will enable the holder, other than the acquiring person, to purchase, for the rights purchase price, ADT common shares having a market value of twice the rights purchase price.

If, following an acquisition of 15 per cent or more of ADT's common shares, ADT is involved in any mergers or other business combinations or sells or transfers more than 50 per cent of its assets or earnings power, each right will entitle the holder to purchase, for the rights purchase price, common shares, of the other party to such transaction, having a market value of twice the rights purchase price.

ADT may redeem the rights at a price of $0.01 per right at any time prior to the specified period of time after a person has become the beneficial owner of 15 per cent or more of ADT's common shares. The rights will expire in November 2005 unless exercised or redeemed earlier.

In the event of liquidation of ADT, the holders of all of ADT's convertible redeemable preference shares are together entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends, prior to any payment to the common shareholders.

Note 29 - Non-voting exchangeable shares

The movement in non-voting exchangeable shares since January 1, 1994 has been as follows:

                                                          Number          $m

At January 1, 1994                                       925,537        15.0
Exchanged into common shares held as
  treasury shares (note 31)                             (922,628)      (15.0)
                                                        --------       -----
At December 31, 1994                                       2,909           -
Exchanged into common shares held as
  treasury shares (note 31)                               (2,909)          -
                                                        --------       -----

At December 31, 1995 and December 31, 1996                     -           -
                                                        ========       =====

In March 1991 ADT Finance Inc., an indirect wholly owned Canadian subsidiary of ADT, issued 1,000,000 non-voting exchangeable shares exchangeable for common shares of ADT at the option of the holder, at any time, on a one for one basis. Holders of non-voting exchangeable shares were entitled only to dividends equivalent to dividends declared and paid on common shares of ADT.

Note 30 - Common shares

At December 31                                  1996        1995        1994
                                                  $m          $m          $m


Authorized:
220,000,000 shares of $0.10 each
   (1995 - 220,000,000; 1994 - 220,000,000)     22.0        22.0        22.0
                                              ======      ======      ======
Issued and outstanding:
141,382,697 shares of $0.10 each
   (1995 - 138,885,405; 1994 - 138,097,754)     14.1        13.9        13.8
                                              ======      ======      ======

The movement in common shares since January 1, 1994 has been as follows:

                                                1996        1995        1994
                                              Number      Number      Number

At January 1 (i)                         138,885,405 138,097,754 137,364,915
Exercise of executive share options (ii) 2,479,820 780,366 35,000 Exchange of Liquid Yield Option
   Notes (note 23(iii))                       17,472           -           -
Conversion of convertible preference
   shares (note 28)                                -       7,285           -
Exercise of warrants (iii)                         -           -     697,839
                                         ----------- ----------- -----------
At December 31                           141,382,697 138,885,405 138,097,754
                                         =========== =========== ===========


(i) The number of common shares at January 1, 1994 has been restated for the pooling of interests with ASH (note 3).


                                                                      Number

At January 1, 1994 - as previously reported                      130,329,975
Pooling of interests with ASH (note 3)                             7,034,940
                                                                 -----------
At January 1, 1994 - as restated                                 137,364,915
                                                                 ===========

(ii) ADT has granted employee share options which are issued under five fixed share option plans and schemes which reserve common shares for issuance to the Company's executives and managers. The majority of options have been granted under the ADT 1993 Long-Term Incentive Plan ("the Incentive Plan"). The Incentive Plan was originally approved by shareholders of ADT in October 1993 and certain subsequent amendments to the Incentive Plan were approved by shareholders of ADT in April 1996. The Incentive Plan is administered by the remuneration committee of the board of directors of ADT, which consists exclusively of independent non-executive directors of ADT. Options are generally granted to purchase ADT common shares at prices which equate to or are above the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Certain options have been granted in which participants were required to pay a subscription price as a condition of vesting. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable in installments over a three year period from the date of grant and have a maximum term of ten years.

The movement in executive share options outstanding since January 1, 1994 has been as follows:

                                                1996        1995        1994
                                              Number      Number      Number


At January 1                              13,491,185  12,180,778  10,410,425
Granted                                    6,448,333   3,000,000   1,975,000
Exercised                                 (2,479,820)   (780,366)    (35,000)
Cancelled on purchase (note 34)                    -    (657,832)          -
Lapsed/surrendered                          (207,298)   (251,395)   (169,647)
                                          ----------  ----------  ----------
At December 31                            17,252,400  13,491,185  12,180,778
                                          ==========  ==========  ==========

The number of executive share options exercisable and available for future grant at December 31 was as follows:

                                                1996        1995        1994
                                              Number      Number      Number


Exercisable                               12,787,060   5,423,423   3,454,935
Available for future grant                 2,593,335     401,668   3,385,000
                                          ----------   ---------   ---------


The weighted average executive share options exercise price information since January 1, 1994 has been as follows:

                                                1996        1995        1994
                                                   $           $           $

Outstanding at January 1                       11.52       11.08       11.32
Granted                                        15.32       11.97        9.24
Exercised                                       9.98        8.84        8.93
Cancelled on purchase (note 34)                    -        9.10           -
Lapsed/surrendered                             17.24       12.68       15.85
Outstanding at December 31                     13.06       11.52       11.08
Exercisable at December 31                     13.21       12.38       12.59
                                               -----       -----       -----

The estimated weighted average fair value of executive share options granted during 1996 was $4.33 on the date of grant using the option-pricing model and assumptions referred to below.

The following table summarizes information about outstanding and exercisable executive share options at December 31, 1996.


                           Options outstanding             Options exercisable

                                                       Weighted
  Range of                           Weighted           average                      Weighted
  exercise                            average          remaining                      average
   prices            Number       exercise price      contractual      Number      exercise price
     $            outstanding           $             life-years     exercisable          $

 8.01 to 10.00     4,292,250           8.91               6.9         3,607,748         8.87
10.01 to 13.00     2,997,250          11.68               5.6           503,080        11.52
13.01 to 15.00     8,690,400          14.95               6.8         8,523,732        14.97
15.01 to 20.00     1,163,000          16.48               9.1            43,000        15.94
20.01 to 30.00       109,500          26.43               2.5           109,500        26.43
                  ----------         ------                          ----------        -----
                  17,252,400          13.06                          12,787,060        13.21
                  ==========         ======                          ==========        =====


During 1996 the Company was required to adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to measure compensation cost in connection with executive share option plans and schemes using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and no compensation cost has been recorded. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's proforma net (loss) income and proforma net (loss) income per common share for the years ended December 31, 1996 and 1995 would have been as follows:

Year ended December 31                                      1996        1995

Net (loss) income-proforma                              ($717.1m)     $17.8m
                                                        --------      ------
Net (loss) income per common share-proforma               ($5.23)      $0.13
                                                        ========      ======

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

Expected stock price volatility                 28 per cent
Risk free interest rate                         5.9 per cent
Expected dividend yield                         nil per cent
Expected life of options                        3.7 years

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

(iii) In April 1992 an issue was made to common shareholders of warrants to subscribe for ADT common shares on the basis of one warrant for every six common shares then held. Each warrant gave the holder the right to subscribe for one common share at $10.00 per common share during the period from July 1, 1992 to June 30, 1994. All warrants not exercised at June 30, 1994 have lapsed in accordance with the terms of the warrants.

The movement in warrants since January 1, 1994 has been as follows:
                                                                    Number

At January 1, 1994                                                18,254,318
Exercised                                                           (697,839)
Lapsed                                                           (17,556,479)
                                                                 -----------
At December 31, 1994, December 31, 1995 and
   December 31, 1996                                                       -
                                                                 ===========

(iv) In July 1996, as part of the then agreement to combine with Republic, ADT granted to Republic a warrant to acquire 15 million common shares of ADT at an exercise price of $20 per common share. Following termination of the agreement to combine with Republic, the warrant vested and was exercisable by Republic in the six month period commencing September 27, 1996 (note 32(iv)). In March 1997 the warrant was exercised by Republic and the Company received $300 million in cash.

(v) In March 1997 the Company announced that it had entered into a definitive merger agreement, subject to shareholder approval and other customary matters, with Tyco International Ltd. ("Tyco"), a United States quoted company engaged in the manufacture of industrial and commercial products. Tyco shareholders will receive one common share in the combined company for each Tyco common share and ADT shareholders, through a reverse stock split, will receive 0.48133 common shares in the combined company for each ADT common share.

Note 31 - Treasury shares

The movement in treasury common shares held by a subsidiary of ADT at purchase cost since January 1, 1994 has been as follows:
                                                         Number          $m

At January 1, 1994                                     4,109,324       102.9
Exchange of non-voting exchangeable shares (note 29)    (922,628)      (23.1)
                                                       ---------       -----
At December 31, 1994                                   3,186,696        79.8
Exchange of non-voting exchangeable shares (note 29)      (2,909)       (0.1)
Treasury shares given as employee remuneration            (1,000)          -
                                                       ---------       -----
At December 31, 1995 and December 31, 1996             3,182,787        79.7
                                                       =========       =====

Note 32 - Commitments and contingencies

(i) The Company leases land, buildings, motor vehicles and other equipment under various contracts. The future total minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 1996 are as follows:
                                                                          $m

Year ending December 31                         1997                    67.3
                                                1998                    54.4
                                                1999                    39.0
                                                2000                    28.3
                                                2001                    18.9
                                          Thereafter                    41.6
                                                                       -----
                                                                       249.5
                                                                       =====

The net operating lease rental charge for the year included in the consolidated statements of income amounted to $77.2 million (1995 - $75.3 million; 1994 - $68.6 million).

(ii) Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions throughout the world and, by policy, limits the amount of credit exposure to any one financial institution. The Company's trade receivables primarily result from its electronic security services and vehicle auction services businesses and reflects a broad international customer base. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. As a consequence, concentrations of credit risk are limited. In addition, the Vendor Note (note 19) also subjects the Company to credit risk in the event of non-performance by ITS. However, the Company currently expects that ITS will meet its liabilities to the Company under the terms of the Vendor Note.

(iii) At December 31, 1996 the Company had issued guarantor surety bonds of $10.0 million (1995 - $10.0 million) to back insurance policies. These surety bonds have unlimited duration.

(iv) In December 1996 Westar Capital, Inc. ("WCI"), a wholly owned subsidiary of Western Resources, Inc. and a 24 per cent shareholder of ADT, filed a complaint (as subsequently amended) in the US Courts against ADT and its directors, among others. The complaint alleges, among other things, that ADT and its directors breached their fiduciary duties to WCI and ADT's other shareholders (a) by adopting the Plan (note 28(iii)), and (b) by issuing to Republic the warrant (note 30(iv)). The complaint seeks a court order (a) directing ADT to redeem the Plan, and (b) declaring the warrant issued to Republic null and void or preventing ADT and Republic from exercising their rights under the warrant or preventing Republic from selling or transferring any of the warrant shares it currently owns. The complaint also seeks unspecified damages, attorneys' fees and costs. Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. ADT and its board of directors believe that the allegations in WCI's complaint against ADT and its directors are without merit and intend to vigorously defend against them.

In December 1996 Mr. C. Gachot filed a complaint in the US Courts against ADT and certain of its directors, among others. The complaint was brought on behalf of a class of all shareholders of ADT and alleges, among other things, that the Plan (note 28(iii)) and the warrant issued to Republic (note 30(iv)) are improper. The complaint seeks unspecified monetary relief. Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. ADT and its board of directors believe that the allegations in Mr. Gachot's complaint against ADT and certain of its directors are without merit and intend to vigorously defend against them.

In March 1997 Crandon Capital Partners ("CCP") filed a complaint in the US Courts against ADT and certain of its current and former directors, among others. The complaint was brought by CCP in a derivative capacity on behalf of ADT. The complaint alleges, among other things, that ADT's directors breached their fiduciary duties and wasted corporate assets in connection with
(a) the granting of options to certain officers of ADT in 1996, (b) the implementation of the Plan (note 28(iii)), and (c) the issuance to Republic of the warrant (note 30(iv)). The complaint seeks a court order directing ADT's directors to establish a system of internal controls to prevent repetition of the alleged breaches of fiduciary duty and corporate waste, and an unspecified amount of damages. Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. ADT and its directors believe that the allegations in CCP's complaint against ADT and certain of its directors are without merit and intend to vigorously defend against them.

The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings either individually or in the aggregate to have a material adverse effect on the consolidated results of operations and cash flows or the consolidated financial position of the Company.

Note 33 - Pension and other plans

The Company operates various defined benefit pension plans designed in accordance with conditions and practices in the countries concerned. Contributions are based on periodic actuarial valuations which use the projected unit credit method of calculation and are charged to the consolidated statements of income on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries in the countries concerned or is based on subsequent formal reviews for this purpose.

The Company's United States electronic security services operation has a non-contributory, funded, defined benefit pension plan covering substantially all of its employees.

The Company has two contributory, funded, defined benefit pension plans in the United Kingdom covering substantially all salaried and non-salaried employees.

Details of the most recent independent actuarial valuations or formal reviews are set out below:

(i)     United States plan

The net pension expense for the United States plan included the following components:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Service cost-benefits earned during year         6.5         5.1         6.1
Interest cost on projected benefit obligations  13.3        12.9        11.9
Return on assets                               (17.1)      (16.3)      (16.1)
Net amortization and deferral                    4.9        (0.8)        0.1
                                               -----       -----       -----
Net pension expense                              7.6         0.9         2.0
                                               =====       =====       =====

As a result of an early retirement plan implemented during 1996, a curtailment loss of $4.8 million is included in the net amortization and deferral component of net pension expense for the year ended December 31, 1996.

The following table sets forth the actuarial present value of accumulated benefit obligations and funded status for the Company's United States plan:

At December 31                                              1996        1995
                                                              $m          $m
Accumulated benefit obligations, including vested
   benefits of $155.4 million (1995 - $157.8 million)      169.5       164.4
                                                          ======      ======
Total projected benefit obligations                        193.5       189.4
                                                          ------      ------
Plan assets at fair value, primarily stocks,
   bonds and money market funds                            192.6       183.5
Less: Unrecognized net gain                                (28.1)      (15.4)
Plus: Unrecognized prior service costs                       0.6         0.7
                                                          ------      ------
                                                           165.1       168.8
                                                          ------      ------
Net pension liability (note 26)                             28.4        20.6
                                                          ======      ======
Benefit cover                                                99%         97%
                                                          ------      ------
The actuarial assumptions for the expected long-term rate of return on plan assets, weighted average discount rate, and rate of increase of future compensation levels used in determining the actuarial present value of accumulated benefit obligations for 1996 were 10.0 per cent, 7.5 per cent and
4.0 per cent, respectively (1995 - 10.0 per cent, 7.0 per cent and 4.0 per cent, respectively). The actuarial valuations of the United States plan were carried out by Kwasha Lipton in 1996 and by Buck Consultants in 1995 and 1994.

(ii)    United Kingdom plans

The aggregate net pension (income) expense for the United Kingdom plans included the following components:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Service cost-benefits earned during year         3.6         3.9         5.0
Interest cost on projected benefit obligations   7.1         8.8         7.0
Return on assets                               (11.5)      (17.3)          -
Net amortization and deferral                   (2.2)        6.8        (9.7)
                                               -----       -----       -----
Net pension (income) expense                    (3.0)        2.2         2.3
                                               =====       =====       =====

As a result of the disposal of an interest in European Auctions (notes 7(i) and 34) a curtailment gain of $2.7 million is included in the net amortization and deferral component of net pension income for the year ended December 31, 1996.

The following table sets forth the aggregate actuarial present value of accumulated benefit obligations and funded status for the Company's United Kingdom plans:

At December 31                                              1996        1995
                                                              $m          $m

Accumulated benefit obligations, including vested
   benefits of $92.8 million (1995 - $82.4 million)         92.8        82.4
                                                           =====       =====

Total projected benefit obligations                        101.4        91.6
                                                           -----       -----
Plan assets at fair value, primarily stocks,
   bonds and money market funds                            133.3       116.7
Less:Unamortized net assets                                (13.0)       (6.1)
Less:  Unrecognized net gain                               (12.1)      (21.1)
Plus:  Unrecognized prior service costs                        -         2.1
                                                           -----       -----
                                                           108.2        91.6
                                                           -----       -----
Net pension asset                                            6.8           -
                                                           =====       =====
Benefit cover                                               131%        127%
                                                           -----       -----

The actuarial assumptions for the expected long-term rate of return on plan assets, weighted average discount rate, and rate of increase of future compensation levels used in determining the actuarial present value of accumulated benefit obligations for 1996 were 9.5 per cent, 8.5 per cent and
7.0 per cent, respectively (1995 - 9.0 per cent, 8.3 per cent and 6.5 per cent, respectively). The actuarial valuations of the United Kingdom plans were principally carried out by William M. Mercer and by Friends Provident. The net pension asset at December 31, 1996 is included in other long-term assets (note 20).

(iii) The aggregate net pension expense for the year in respect of the United States and United Kingdom plans amounted to $4.6 million (1995 - $3.1 million; 1994 - $4.3 million).

(iv) The Company's United States electronic security services operation sponsors an unfunded defined benefit post-retirement plan which covers both salaried and non-salaried employees and which provides medical and other benefits. This post-retirement health care plan is contributory, with retiree contributions adjusted annually.

The net post-retirement benefit expense included the following components:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Service cost                                     0.7         0.5         0.6
Interest cost                                    2.5         2.4         2.3
Net amortization and deferral                   (1.2)       (1.3)       (1.3)
                                                ----        ----        ----
Net post-retirement benefit expense              2.0         1.6         1.6
                                                ====        ====        ====

The following table sets forth the components of the plan's accumulated post-retirement benefit obligations and benefit liability:

At December 31                                              1996        1995
                                                              $m          $m

Retirees                                                    27.6        22.8
Fully eligible active plan participants                      5.0         7.7
Other active plan participants                               6.4         4.8
                                                            ----        ----
Accumulated post-retirement benefit obligations             39.0        35.3
Less:  Unrecognized net loss                                (5.3)       (3.3)
Plus:  Unrecognized prior service credit                    14.5        15.8
                                                            ----        ----
Post-retirement benefit liability (note 26)                 48.2        47.8
                                                            ====        ====

During 1992 the Company adopted amendments to the plan that reduced benefits attributable to prior service. These amendments resulted in approximately a $20 million decrease in the obligation for benefits attributable to prior service. This decrease is being amortized as a reduction of plan costs on an actuarially calculated basis over a period of approximately twenty years beginning January 1992. Effective January 1995 the Company implemented a defined dollar benefit cap for all current and future retirees, regardless of age.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligations was 7.5 per cent (1995 - 7.0 per cent). The actuarial valuations of the plan were carried out by Kwasha Lipton in 1996 and by Buck Consultants in 1995 and 1994.

Note 34 - Related party transactions

In December 1995 the Company entered into an agreement with Integrated Transport Systems Limited ("ITS"), a United Kingdom unquoted company, and its wholly owned subsidiaries Loanoption Limited and ITS Finance Limited, under which the Company disposed of an interest in European Auctions.

The aggregate consideration received by the Company on closing was comprised of cash of $235.1 million, $187.6 million Vendor Note (note 18) with an issue price of $83.9 million and valued by the Company at $74.6 million, $31.1 million Shareholder Loan Notes (note 18) with an issue price of $13.9 million and valued by the Company at $13.3 million, and a 43.1 per cent interest in the ordinary share capital of ITS at an issue price of $2.0 million and valued by the Company at $0.9 million.

In February 1996 the Company disposed of its entire interest in Shareholder Loan Notes and 33.1 per cent of the ordinary share capital of ITS for an aggregate cash consideration of $15.4 million (note 18). As a result, the Company now holds a 10.0 per cent interest in the ordinary share capital of ITS, valued and accounted for by the Company at a nominal amount, together with the Vendor Note which has been accounted for at its amortized cost.

Mr. D.B. Hammond and Mr. T.J. Gibson are both directors of ITS. Mr. Hammond was, until April 1996, Deputy Chairman of ADT and Mr. Gibson was the Chief Executive Officer of ADT Auction Group Limited.

Mr. Hammond and Mr. Gibson subscribed $10.4 million and $0.8 million, in total, respectively, to the capital of ITS and, as a result, were interested in Shareholder Loan Notes with issue prices of $9.4 million and $0.7 million, respectively, and 22.3 per cent and 1.7 per cent, respectively, of the ordinary share capital of ITS. Other senior management and employees of European Auctions subscribed $3.7 million to the capital of ITS and, as a group, were interested in Shareholder Loan Notes with an issue price of $3.3 million and 8.0 per cent of the ordinary share capital of ITS. In addition, at closing, Mr. M.A. Ashcroft, Chairman and Chief Executive Officer of ADT, subscribed $7.0 million to the capital of ITS and, as a result, was interested in Shareholder Loan Notes with an issue price of $6.3 million and 15.0 per cent of the ordinary share capital of ITS, which interest he continues to hold. Mr. Ashcroft is not an officer or director of ITS or any of its subsidiaries and has no involvement in the day to day management of ITS or any of its subsidiaries.

Upon the disposal by the Company of an interest in European Auctions, ADT share options held by directors and employees of European Auctions became immediately exercisable. ADT entered into arrangements with Mr. Gibson under which share options held by him at the time of the disposal by the Company of an interest in European Auctions were purchased by ADT for an aggregate economic value totalling $1.2 million, based on ADT's common share price on December 19, 1995, of which Mr. Gibson invested $0.8 million in the capital of ITS, referred to above. ADT also entered into similar arrangements with other senior management and employees of European Auctions under which ADT purchased share options held by them for an aggregate economic value totalling $0.6 million, in order to enable them to invest in the capital of ITS. In addition, in order to further enable Mr. Hammond to invest in the capital of ITS, ADT purchased from him share options with an aggregate economic value totalling $1.1 million, based on ADT's common share price on December 19, 1995, which would otherwise have been exercisable in March 1996.

Upon the disposal by the Company of an interest in European Auctions, Mr. Gibson received a severance payment of $0.3 million and other senior management and employees of European Auctions, as a group, received severance payments totalling $0.4 million.

A company controlled by Mr. Ashcroft made non-collateralized loans to Mr. Hammond, or companies controlled by him, of an aggregate of $7.8 million, solely for the purpose of enabling Mr. Hammond or these companies to invest in the capital of ITS.

The cash consideration paid to the Company on closing was obtained by the ITS group through the subscription of $26.5 million in the capital of ITS and approximately $209.7 million through the drawdown of sterling term loans under a bank credit agreement entered into between the ITS group and a group of banks. The bank credit agreement has a term of seven years and obligations thereunder are guaranteed and collateralized by a first priority pledge of the shares and assets of all the companies comprising European Auctions and the ITS group.

At closing, the Company entered into an agreement with the ITS group whereby the Company granted to ITS and its subsidiaries permission to use the ADT name and certain trademarks for a period of up to three years for a total cash consideration, paid at closing, of $0.6 million.

At closing, the Company entered into an option agreement with Mr. Ashcroft which, if exercised, would have required Mr. Ashcroft to purchase from the Company, for cash fifty days after closing, Shareholder Loan Notes with an issue price of up to $8.2 million and up to 19.6 per cent of the ordinary share capital of ITS. In addition, at closing, ITS entered into an agreement with the Company and Mr. Ashcroft under which ITS agreed to use its reasonable efforts, for a forty-five day period after closing, to find unrelated third party investors to purchase Shareholder Loan Notes and ordinary share capital of ITS from the Company and Mr. Ashcroft, and under which the Company and Mr. Ashcroft agreed to certain voting restrictions in respect of their holdings of the ordinary share capital of ITS as described below. In February 1996 the Company and Mr. Ashcroft agreed that the mutual obligations under the option agreement be released.

At December 31, 1995 the Company's investment in the ordinary share capital of ITS was accounted for as an unconsolidated subsidiary under temporary control, due to an agreement between ITS, the Company and Mr. Ashcroft limiting the voting rights of each of the Company and Mr. Ashcroft to 15.0 per cent of the voting rights of ITS and due to the fact that Mr. Hammond did not be seek re-election to the board of directors of ADT at the 1996 annual general meeting. Accordingly, at December 31, 1995 the equity method of accounting was used in the consolidated financial statements, and the Vendor Note and Shareholder Loan Notes were accounted for at their amortized cost.

An opinion regarding the fair value of the transactions described above was provided to the independent non-executive directors of ADT by a leading European investment banking firm and the transactions were approved unanimously by the independent non-executive directors of ADT.

Note 35 - Quarterly financial data (unaudited)

                                   1996        1996        1996        1996        1996
                                  First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter        Year
                                     $m          $m          $m          $m          $m
Net sales:
Electronic security services      336.7       347.1       355.0       367.4      1,406.2
Vehicle auction services           74.6        75.3        72.9        75.0        297.8
                                 ------      ------      ------      ------      -------
Net sales                         411.3       422.4       427.9       442.4      1,704.0
                                 ======      ======      ======      ======      =======
Operating (loss) income:
Electronic security services (i) (679.2)       54.1        52.5      (183.9)      (756.5)
Vehicle auction services (ii)      (2.2)       12.9         9.7         6.7         27.1
Corporate (iii)                    (5.4)       (7.2)      (15.1)       (8.4)       (36.1)
                                 ------      ------      ------      ------      -------

Operating (loss) income          (686.8)       59.8        47.1      (185.6)      (765.5)
Interest income                     6.5         6.3         5.4         9.3         27.5
Interest expense                  (27.4)      (26.7)      (24.5)      (22.4)      (101.0)
Gain on disposal of businesses        -           -         1.7           -          1.7
Other income less expenses (iv)    (0.3)        1.0         0.7       127.4        128.8
                                 ------      ------      ------      ------      -------
(Loss) income before
  income taxes                   (708.0)       40.4        30.4       (71.3)      (708.5)
Income taxes                        2.4        (9.7)       (7.2)       36.3         21.8
                                 ------      ------      ------      ------      -------

(Loss) income before
   extraordinary items           (705.6)       30.7        23.2       (35.0)      (686.7)
Extraordinary items (v)               -        (1.2)       (4.6)       (2.6)        (8.4)
                                 ------      ------      ------      ------      -------

Net (loss) income                (705.6)       29.5        18.6       (37.6)      (695.1)
                                 ======      ======      ======      ======      =======
Dividends on preference
   shares                          (0.1)       (0.1)          -        (0.1)        (0.3)
                                 ------      ------      ------      ------      -------

Net (loss) income available
   to common shareholders        (705.7)       29.4        18.6       (37.7)      (695.4)
                                 ======      ======      ======      ======      =======

Primary (loss) earnings
   per common share (vi)              $           $           $           $            $
(Loss) income before
   extraordinary items            (5.20)       0.22        0.16       (0.25)       (5.01)
Extraordinary items                   -       (0.01)      (0.03)      (0.02)       (0.06)
                                 ------      ------      ------      ------      -------
Net (loss) income per
   common share                   (5.20)       0.21        0.13       (0.27)       (5.07)
                                 ======      ======      ======      ======      =======

Notes:

(i) In the first quarter of 1996 electronic security services operating income was stated after a charge for the impairment of long-lived assets of $731.7 million (note 6(i)). In the fourth quarter of 1996 electronic security services operating income was stated after a charge of $232.5 million relating to restructuring and other non-recurring items (note 5(i)).

(ii) In the first quarter of 1996 vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $13.0 million (note 6(ii)).

(iii) In the second and third quarters of 1996 corporate expenses included $0.4 million and $10.9 million, respectively, related to professional and other transaction costs arising in connection with the merger of ADT and ASH and the terminated merger with Republic (note 4(iii)). In the fourth quarter of 1996 corporate expenses were stated after a charge of $4.8 million relating to restructuring and other non-recurring items (note 5(ii)).

(iv) Other income less expenses principally comprised a net gain arising from the disposal of the Company's entire investment in Limelight Group plc, a net settlement gain with BDO, and gains and losses on currency transactions (note 8).

(v) Extraordinary items principally were comprised of losses on repayment and the write off of net unamortized deferred refinancing costs relating to the early extinguishment of debt (note 11).

(vi) Primary (loss) earnings per common share equalled fully diluted (loss) earnings per common share in all periods except for the second quarter of 1996. In the second quarter of 1996 fully diluted earnings per common share from income before extraordinary items, extraordinary items and net income were $0.21, $0.01 (loss) and $0.20, respectively.


                                   1995        1995        1995        1995        1995
                                  First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter        Year
                                     $m          $m          $m          $m          $m
Net sales:
Electronic security services    321.1       337.7       337.5       354.6       1,350.9
Vehicle auction services        112.3       110.7       106.5       103.4         432.9
                               ------      ------      ------      ------      --------

Net sales                       433.4       448.4       444.0       458.0       1,783.8
                               ======      ======      ======      ======      ========

Operating income:
Electronic security services (i) 42.6        46.4        50.0        33.4         172.4
Vehicle auction services         22.7        20.3        17.2        10.0          70.2
Corporate (ii)                   (7.5)       (7.3)       (6.7)      (20.3)        (41.8)
                               ------      ------      ------      ------      --------

Operating income                 57.8        59.4        60.5        23.1         200.8
Interest income                   3.7         3.9         4.7         3.9          16.2
Interest expense                (28.3)      (30.5)      (30.4)      (27.1)       (116.3)
Loss on disposal
   of businesses (iii)              -        (4.9)       (0.5)      (31.2)        (36.6)
Other income less expenses (iv)   1.1        (6.9)        0.9        (0.1)         (5.0)
                               ------      ------      ------      ------      --------

Income (loss) before
   income taxes                  34.3        21.0        35.2       (31.4)         59.1
Income taxes                     (9.7)      (10.7)       (9.2)        1.5         (28.1)
                               ------      ------      ------      ------      --------

Income (loss) before
   extraordinary items           24.6        10.3        26.0       (29.9)         31.0
Extraordinary items (v)             -           -        (8.0)       (1.8)         (9.8)
                               ------      ------      ------      ------      --------

Net income (loss)                24.6        10.3        18.0       (31.7)         21.2
Dividends on preference
   shares                        (0.1)       (0.1)       (0.1)          -          (0.3)
                               ------      ------      ------      ------      --------

Net income (loss) available
   to common shareholders        24.5        10.2        17.9       (31.7)         20.9
                               ======      ======      ======      ======      ========

Primary earnings (loss)
   per common share (vi)            $           $           $           $            $
Income (loss) before
   extraordinary items           0.18        0.07        0.19       (0.22)        0.22
Extraordinary items                 -           -       (0.06)      (0.01)       (0.07)
                               ------      ------      ------      ------      -------

Net income (loss) per
   common share                  0.18        0.07        0.13       (0.23)        0.15
                               ======      ======      ======      ======      =======

Notes:

(i) In the fourth quarter of 1995 electronic security services operating income was stated after a charge of $21.4 million relating to restructuring and other non-recurring items (note 5(i)).

(ii) In the fourth quarter of 1995 corporate expenses were stated after a charge of $12.8 million relating to restructuring and other non-recurring items (note 5(ii)).

(iii) In the fourth quarter of 1995 loss on disposal of businesses principally comprised a net loss of $65.8 million arising on the disposal by the Company of an interest in European Auctions and a net gain of $31.4 million arising on the disposal of its entire European electronic article surveillance business (notes 7(i) and 7(ii)).

(iv) Other income less expenses principally comprised net losses arising from the disposal of the Company's entire equity investments in CGPS and Microtech which were held by the ASH group (note 8(i)).

(v) Extraordinary items principally were comprised of the write off of net unamortized deferred refinancing costs relating to the early extinguishment of debt (note 11).

(vi) Primary earnings (loss) per common share equalled fully diluted earnings (loss) per common share in all periods except for the third quarter of 1995. In the third quarter of 1995 fully diluted earnings per common share from income before extraordinary items, extraordinary items and net income were $0.18, $0.05 (loss) and $0.13, respectively.

Note 36 - ADT Operations, Inc.

ADT Operations, Inc., a company incorporated in the State of Delaware, United States, is an indirect wholly owned subsidiary of ADT. ADT Operations, Inc. is a holding company that, through its subsidiaries, conducts a substantial proportion of the Company's electronic security services businesses in the United States and all of the Company's vehicle auction services businesses in the United States. ADT Operations, Inc. has no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents.

The consolidated financial statements presented below incorporate the financial statements of ADT Operations, Inc. and its subsidiaries ("ADT Operations"). The basis upon which the consolidated financial statements of ADT Operations has been prepared and the summary of significant accounting policies applied are as described in notes 1 and 2. The consolidated financial statements of ADT Operations have been prepared assuming that ADT Operations will continue as a going concern. This assumption is based on the subordinated and non-collateralized debt position of ADT Operations, its financing structure within the ADT group of companies and ADT Operations' financial plans and projections. In the consolidated financial statements of ADT Operations, "affiliates" refers to certain direct and indirect wholly owned subsidiaries of ADT which are not within the ADT Operations group of companies.

Consolidated statements of income

Year ended December 31                            1996        1995        1994
                                     Notes          $m          $m          $m

Net sales                              (i)     1,212.0     1,094.3       986.3
Cost of sales                                   (605.2)     (537.5)     (491.0)
Selling, general and
   administrative expenses                      (421.9)     (369.3)     (331.4)
Restructuring and other non-recurring
   charges                             (ii)     (132.1)      (19.4)          -
Charge for the impairment of
   long-lived assets                  (iii)     (316.4)          -           -
                                                ------     -------      ------
Operating (loss) income                 (i)     (263.6)      168.1       163.9
Interest income - affiliates                       1.3           -        29.7
Interest income - non-affiliates                   2.4         3.1         2.6
Interest expense - affiliates                    (32.4)      (22.5)      (49.1)
Interest expense - non-affiliates                (75.1)      (79.9)      (66.4)
Gain on disposal of businesses
   to affiliates                       (iv)        2.0           -           -
Loss on disposal of businesses to
   non-affiliates                       (v)          -           -        (0.4)
Other income less expenses             (vi)        8.5        (6.7)       (0.3)
                                                ------     -------      ------

(Loss) income before income taxes               (356.9)       62.1        80.0
Income taxes                          (vii)        1.4       (19.0)      (25.5)
                                                ------     -------      ------

(Loss) income before extraordinary items        (355.5)       43.1        54.5
Extraordinary items (net of
   income taxes)                     (viii)       (1.3)       (8.9)          -
                                                ------     -------      ------

Net (loss) income                               (356.8)       34.2        54.5
                                                ======     =======      ======

Consolidated balance sheets

At December 31                                              1996        1995
                                           Notes              $m          $m

Assets
Current assets:
Cash and cash equivalents                                   82.9        54.0
Accounts receivable - net - affiliates                      44.4        28.9
Accounts receivable - net - non-affiliates  (ix)           149.4       132.8
Inventories                                  (x)            21.6        17.2
Prepaid expenses and other current assets   (xi)            22.9         6.9
                                                        --------    --------
Total current assets                                       321.2       239.8

Property, plant and equipment - net        (xii)         1,131.3     1,049.1
Goodwill and other intangibles - net      (xiii)           351.1       698.4
Long-term notes receivable - affiliates    (xiv)            51.3           -
Other long-term assets                      (xv)            31.2        28.9
                                                        --------    --------
Total assets                                             1,886.1     2,016.2
                                                        ========    ========


Liabilities and shareholder's equity
Current liabilities:
Short-term debt - non-affiliates           (xvi)           129.8        36.3
Accounts payable - affiliates                               14.5         9.6
Accounts payable - non-affiliates                           91.8        75.2
Other current liabilities - non-affiliates(xvii)           143.5       127.5
                                                        --------    --------
Total current liabilities                                  379.6       248.6

Long-term debt - affiliates              (xviii)           690.1       130.2
Long-term debt - non-affiliates            (xix)           877.2       895.4
Deferred revenue (note 24)                                  72.4        67.3
Deferred income taxes                       (xx)            78.9        92.9
Other long-term liabilities - affiliates   (xxi)           117.4       129.8
Other long-term liabilities
   - non-affiliates                       (xxii)           119.4        96.3
Minority interests (note 27)                                   -        15.6
                                                        --------    --------
Total liabilities                                        2,335.0     1,676.1
                                                        --------    --------

Commitments and contingencies             (xxiv)

Shareholder's equity:
Common shares                            (xxiii)               -           -
Contributed surplus                                        858.5       858.5
Accumulated deficit                                     (1,307.4)     (518.4)
                                                        --------    --------
Total shareholder's equity                                (448.9)      340.1
                                                        --------    --------
Total liabilities and shareholder's equity               1,886.1     2,016.2
                                                        ========    ========

Consolidated statements of cash flows

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Cash flows from operating activities
Net (loss) income                             (356.8)       34.2        54.5
Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
Charge for the impairment of long-lived assets 316.4           -          -
Depreciation                                   144.0       120.2       104.6
Goodwill and other intangibles amortization     11.7        18.2        18.5
Restructuring and other non-recurring charges  122.0        18.4           -
Interest on long-term notes
   receivable - affiliates                      (1.3)          -           -
Liquid Yield Option Notes discount amortization 20.3         9.4           -
Refinancing costs amortization                   3.2         4.9         5.3
Deferred income taxes                           (4.3)       16.5        22.0
Extraordinary items                              1.3         8.9           -
Gain on disposal of property,
   plant and equipment                          (2.2)       (1.2)       (0.8)
Gain on disposal of businesses to affiliates    (2.0)          -           -
Loss on disposal of businesses to non-affiliates   -           -         0.4
Gain on customer contract transactions
   - affiliates                                (18.1)          -           -
Gain arising from the ownership of investments     -           -        (3.2)
Other                                            3.2         2.3           -

Changes in assets and liabilities:
Accounts receivable - affiliates                (7.5)      (14.6)       (0.4)
Accounts receivable - non-affiliates           (10.5)      (29.3)       (3.9)
Inventories                                     (3.5)        3.6        (4.3)
Other assets                                   (11.0)       (0.4)        1.1
Accounts payable - affiliates                   (7.5)       (5.2)       (7.4)
Accounts payable - non-affiliates               14.7        16.6         7.7
Deferred revenue                                 3.1         2.7         0.9
Other liabilities                               (5.6)       (8.8)        3.5
                                               -----       -----       -----
Net cash provided by operating activities      209.6       196.4       198.5
                                               -----       -----       -----
Cash flows from investing activities
Purchase of property, plant and equipment     (293.2)     (221.4)     (175.8)
Disposal of property, plant and equipment        6.9         3.9         5.4
Long-term notes receivable - affiliates        (50.0)          -       318.8
Acquisition of businesses from non-affiliates  (25.5)      (64.0)          -
Purchase of customer contracts                  (4.1)          -           -
Disposal of businesses to non-affiliates           -           -        10.2
Disposal of assets to affiliates                73.2           -           -
Disposal of other investments to non-affiliates    -           -        19.7
Disposal of trademarks to affiliates               -           -       150.0
Other                                           (1.7)       (1.6)       (5.2)
                                               -----       -----       -----
Net cash (utilized) provided by
   investing activities                       (294.4)     (283.1)      323.1
                                               -----       -----       -----

Cash flows from financing activities
Net receipt (repayments) of
   short-term debt - affiliates                    -           -      (145.3)
Net repayments of short-term
   debt - non-affiliates                        11.4       (19.6)      (25.9)
Repayments of long-term debt - affiliates          -           -      (430.4)
Proceeds from long-term debt - affiliates       34.3        33.0       199.9
Repayments of long-term debt - non-affiliates  (15.0)     (209.6)       (0.2)
Repayment of long-term acquisition debt            -       (39.6)          -
Proceeds from long-term debt - non-affiliates   83.0       312.4       231.6
Debt refinancing costs                             -       (12.0)       (1.0)
Dividends paid                                     -           -      (352.5)
Other                                              -        (2.2)       (3.7)
                                               -----       -----       -----
Net cash provided (utilized) by
  financing activities                         113.7        62.4      (527.5)
                                               -----       -----       -----
Net increase (decrease) in cash and
  cash equivalents                              28.9       (24.3)       (5.9)
Cash and cash equivalents at beginning of year  54.0        78.3        84.2
                                               -----       -----       -----
Cash and cash equivalents at end of year        82.9        54.0        78.3
                                               =====       =====       =====

Cash payments during the year for
Interest - affiliates                           31.3        21.7        49.3
Interest - non-affiliates                       52.0        66.5        57.7
Income taxes                                     2.6         2.3         4.0

In conjunction with the acquisition of businesses from
   affiliates, net assets were assumed as follows
Goodwill and other intangibles                   5.4           -           -
Notes issued                                   (70.0)          -           -
                                               -----       -----       -----
Net assets assumed                             (64.6)          -           -
                                               =====       =====       =====


In conjunction with the acquisition of businesses from
   non-affiliates, net (assets) liabilities were assumed as follows
Goodwill and other intangibles                  10.3       121.0           -
Cash paid (net of cash assumed)                (25.5)      (64.0)          -
                                               -----       -----       -----
Net (assets) liabilities assumed               (15.2)       57.0           -
                                               =====       =====       =====

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


In conjunction with the disposal of businesses to
   affiliates, net assets were disposed as follows
Short-term receivable                            8.0           -           -
Gain on disposal of businesses (including net
   unamortized goodwill and other intangibles)  (2.0)          -           -
                                               -----       -----       -----
Net assets disposed                              6.0           -           -
                                               =====       =====       =====


In conjunction with the disposal of businesses to
   non-affiliates, net assets were disposed as follows
Cash received (net of cash disposed)               -           -        10.2
Loss on disposal of businesses (including net
   unamortized goodwill and other intangibles)     -           -         0.4
                                               -----       -----       -----

Net assets disposed                                -           -        10.6
                                               =====       =====       =====

Consolidated statements of changes in shareholder's equity

                                  Common Contributed Accumulated
                                  shares     surplus     deficit       Total
                                      $m          $m          $m          $m

At January 1, 1994                     -       858.5      (254.6)      603.9
Net income                             -           -        54.5        54.5
Cash dividends                         -           -      (352.5)     (352.5)
                                  ------      ------     -------      ------


At December 31, 1994                   -       858.5      (552.6)      305.9
Net income                             -           -        34.2        34.2
                                  ------      ------     -------      ------



At December 31, 1995                   -       858.5      (518.4)      340.1
Net loss                               -           -      (356.8)     (356.8)
Dividends (a)                          -           -      (432.2)     (432.2)
                                  ------      ------     -------      ------

At December 31, 1996                   -       858.5    (1,307.4)     (448.9)
                                  ======      ======     =======      ======

(a) A dividend of $432.2 million was paid by ADT Operations, Inc. in December 1996 and the consideration was the assignment to ADT Operations Inc.'s immediate parent of a loan note owed to ADT Operations, Inc. by a subsidiary (note (xviii)).

Note (i) - Segment information


Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Net sales
Electronic security services (a)               914.2       824.5       733.0
Vehicle auction services                       297.8       269.8       253.3
                                             -------     -------     -------
                                             1,212.0     1,094.3       986.3
                                             =======     =======     =======
Operating (loss) income
Electronic security services (a)              (289.9)      135.2       135.6
Vehicle auction services (b)                    27.1        34.3        33.7
Corporate (c)                                   (0.8)       (1.4)       (5.4)
                                             -------     -------     -------
                                              (263.6)      168.1       163.9
                                             =======     =======     =======

(a) In 1996 electronic security services operating income was stated after a charge of $131.6 million (1995 - $19.4 million) relating to restructuring and other non-recurring items (note (ii)) and after a charge for the impairment of long-lived assets of $303.4 million (note (iii)).

In December 1996 ADT Operations disposed of certain of its electronic security services operations (Sonitrol franchises) to an affiliate. The net gain on disposal of $2.0 million was included in the gain on disposal of businesses to affiliates (note (iv)).

During 1994 ADT Operations disposed of certain of its electronic security services operations (Puerto Rico and US Virgin Islands). The net loss on disposal of $0.4 million was included in the loss on disposal of businesses to non-affiliates (note (v)).

The following information represents the amounts included in the electronic security services business segment information above which related to the operations disposed of.

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Net sales                                        6.1         6.1        12.7
Operating income                                 0.2         0.4         2.5

(b) In 1996 vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $13.0 million (note (iii)).

(c) Corporate expenses comprise administrative, legal and general corporate expenses net of other income. In 1996 corporate expenses were stated after a charge of $0.5 million relating to restructuring and other non-recurring items (note (ii)).

(d) The costs incurred in producing and communicating advertising are generally expensed when incurred. The total amount of advertising expense for the year included in the consolidated statements of income amounted to $58.3 million (1995 - $49.7 million; 1994 - $38.1 million).

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m

Depreciation and amortization
Electronic security services                   140.5       123.6       108.8
Vehicle auction services                        15.0        14.7        14.2
Corporate                                        0.2         0.1         0.1
                                              ------      ------      ------
                                               155.7       138.4       123.1
                                              ======      ======      ======

Capital expenditures
Electronic security services                   264.7       201.1       161.8
Vehicle auction services                        25.7        18.9        14.0
Corporate                                        2.8         1.4           -
                                              ------      ------      ------
                                               293.2       221.4       175.8
                                              ======      ======      ======


Identifiable assets
Electronic security services                 1,289.0     1,513.4     1,284.6
Vehicle auction services                       467.7       440.3       425.3
Corporate                                      129.4        62.5        90.3
                                             -------     -------     -------
                                             1,886.1     2,016.2     1,800.2
                                             =======     =======     =======


Note (ii) - Restructuring and other non-recurring charges

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Electronic security services                  (131.6)      (19.4)          -
Corporate                                       (0.5)          -           -
                                              ------      ------      ------
                                              (132.1)      (19.4)          -
                                              ======      ======      ======

As a consequence of the Re-Engineering Project, and incorporating the effects of the acquisition of Alert, in each of the fourth quarters of 1996 and 1995 senior executive management approved a restructuring plan which resulted in a charge for restructuring and other non-recurring items of $131.6 million and $19.4 million, respectively (note 5(i)). The effects of the Re-Engineering Project resulted in a charge for restructuring and other non-recurring items at the corporate level in 1996 of $0.5 million (note 5(ii)).

Note (iii) -  Charge for the impairment of long-lived assets

Effective January 1, 1996, ADT Operations was required to adopt SFAS 121. Following the adoption of SFAS 121, in the first quarter of 1996 ADT Operations recorded an aggregate non-cash charge for the impairment of long-lived assets of $316.4 million, as a separate line item in the consolidated statements of income, with no consequential tax effect (note 6). The $303.4 million impairment charge in the electronic security services division comprised $302.4 million relating to goodwill and other intangibles and $1.0 million relating to other assets. The $13.0 million impairment charge in the vehicle auction services division related to goodwill and other intangibles.

Note (iv) - Gain on disposal of businesses to affiliates

In December 1996 ADT Operations disposed of certain of its electronic security services operations (Sonitrol franchises) to an affiliate. The aggregate consideration on disposal amounted to $8.0 million, which was financed through a short-term receivable from an affiliate, and the net gain on disposal of $2.0 million included $1.8 million relating to the write off of net unamortized goodwill and other intangibles (note (xiii)).

Note (v) - Loss on disposal of businesses to non-affiliate

During 1994 ADT Operations disposed of certain of its electronic security services operations (Puerto Rico and US Virgin Islands). The aggregate cash consideration on disposal amounted to $10.6 million and the net loss on disposal of $0.4 million included $4.8 million relating to the write off of net unamortized goodwill and other intangibles.

Note (vi) - Other income less expenses

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Net gain arising on customer
  contract transactions - affiliates            18.1           -           -
Management fees - net - affiliates              (9.6)       (6.7)       (3.5)
Gains and losses arising from the ownership of
   long-term investments                           -           -         3.2
                                                ----        ----        ----
                                                 8.5        (6.7)       (0.3)
                                                ====        ====        ====

Note (vii) - Income taxes

(a) The provision for income taxes in the consolidated statements of income was as follows:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Current income taxes:
US (principally state income taxes)             (2.9)       (2.5)       (3.5)
Deferred income taxes: (note (xx))
US (principally federal income taxes)            4.3       (16.5)      (22.0)
                                                ----       -----       -----
                                                 1.4       (19.0)      (25.5)
                                                ====       =====       =====

(b) The reconciliation between notional US federal income taxes at the statutory rate on consolidated (loss) income before income taxes and ADT Operations' income tax provision was as follows:

Year ended December 31                          1996        1995        1994
                                                  $m          $m          $m


Notional US federal income taxes
  at the statutory rate                        124.9       (21.7)      (28.0)
Adjustments to reconcile to ADT Operations'
   income tax provision:
US state income tax provisions, net             (2.9)       (2.5)       (3.2)
SFAS 121 impairment                           (110.7)          -           -
Utilization and/or recognition of tax loss
   carryforwards and other items                (9.9)        5.2         5.7
                                              ------      ------      ------
Income tax provision                             1.4       (19.0)      (25.5)
                                              ======      ======      ======

Note (viii) - Extraordinary items

During 1996 and 1995 affiliates of ADT Operations reacquired in the market certain of ADT Operations, Inc.'s senior subordinated notes (note (xix)(a)), which was financed from cash on hand. Extraordinary items included the write off of net unamortized deferred refinancing costs of $0.5 million (1995 - $0.8 million), and were stated net of applicable income taxes of $0.2 million (1995
- $0.2 million).

In December 1996 ADT Operations, Inc. entered into a new bank credit agreement, subject to completion of certain additional documentation which was signed in January 1997, which replaced in full its previous bank credit agreement and which was subsequently cancelled (note (xix)(c)). Extraordinary items included the write off of net unamortized deferred refinancing costs of $1.5 million relating to the early extinguishment of all amounts outstanding under the revolving bank credit agreement, and were stated net of applicable income taxes of $0.5 million.

In July 1995 ADT Operations, Inc. repaid in full all amounts owed under its previous bank credit agreement, which was subsequently cancelled. ADT Operations, Inc. funded the repayment from the net proceeds of the issue of its Liquid Yield Option Notes (note (xix)(b)). Extraordinary items included the write off of net unamortized deferred refinancing costs of $12.8 million relating to the early extinguishment of all amounts outstanding under the previous bank credit agreement, and were stated net of applicable income taxes of $4.5 million.

Note (ix) - Accounts receivable - net - non-affiliates

At December 31                                              1996        1995
                                                              $m          $m

Trade accounts receivable                                  160.2       144.7
Less: allowance for doubtful receivables                   (10.8)      (11.9)
                                                           -----       -----
                                                           149.4       132.8
                                                           =====       =====
Note (x) - Inventories

At December 31                                              1996        1995
                                                              $m          $m

Raw materials and consumables                                6.0         6.5
Work in process                                             11.4         7.4
Finished goods                                               4.2         3.3
                                                           -----       -----
                                                            21.6        17.2
                                                           =====       =====

Note (xi) - Prepaid expenses and other current assets

At December 31                                              1996        1995
                                                              $m          $m

Prepaid expenses                                             4.5         4.1
Other current assets                                        18.4         2.8
                                                           -----       -----
                                                            22.9         6.9
                                                           =====       =====

Note (xii) - Property , plant and equipment - net

At December 31                                              1996        1995
                                                              $m          $m

Cost:
Property and related improvements                          278.5       254.0
Subscriber systems                                       1,336.9     1,098.1
Other plant and equipment                                  156.7       136.1
                                                         -------     -------
Total cost                                               1,772.1     1,488.2
                                                         -------     -------
Accumulated depreciation:
Property and related improvements                           50.3        35.9
Subscriber systems                                         480.6       330.8
Other plant and equipment                                  109.9        72.4
                                                         -------     -------
Total accumulated depreciation                             640.8       439.1
                                                         -------     -------
Net book values                                          1,131.3     1,049.1
                                                         =======     =======

Note (xiii) - Goodwill and other intangibles - net

                                                            1996        1995
                                                              $m          $m

Cost:
At January 1                                               841.2       720.2
SFAS 121 impairment (note (iii))                          (429.1)          -
Acquisitions (a)                                            19.8       121.0
Disposals (b)                                              (41.1)          -
                                                         -------     -------

At December 31                                             390.8       841.2
                                                         -------     -------
Accumulated amortization:
At January 1                                               142.8       124.6
SFAS 121 impairment (note (iii))                          (113.7)          -
Charge for the year                                         11.7        18.2
Disposals (b)                                               (1.1)          -
                                                         -------     -------

At December 31                                              39.7       142.8
                                                         -------     -------

Net book values:
At December 31                                             351.1       698.4
                                                         =======     =======

(a) In February 1996 ADT Operations acquired the remaining 24.0 per cent of the outstanding voting share capital of Alert, an electronic security services company, not already owned by ADT Operations, for an aggregate cash consideration of $25.5 million, which was financed from cash on hand. The amount of goodwill arising from this acquisition was $10.3 million. During 1996 ADT Operations purchased other intangibles, principally customer contracts, for an aggregate cash consideration of $4.1 million which was financed from cash on hand. In December 1996 ADT Operations acquired the electronic security services business and net assets of an affiliate for an aggregate consideration of $70.0 million which was financed through a long-term loan from an affiliate. The amount of goodwill arising from this acquisition was $5.4 million.


In December 1995 ADT Operations acquired 76.0 per cent of the outstanding voting share capital of Alert, for an aggregate cash consideration of $69.0 million, which was financed from $54.0 million of cash on hand and through a long-term loan from affiliates of $15.0 million. The amount of goodwill and other intangibles arising from this acquisition was $80.1 million and $40.0 million, respectively. During 1995 ADT Operations also acquired several small electronic security services businesses for an aggregate cash consideration of $0.9 million.

These acquisitions have been accounted for using the purchase method. Accordingly, the respective purchase prices have been allocated to assets acquired and liabilities assumed based on their preliminary estimated fair values. These allocations resulted in goodwill and other intangibles of $19.8 million arising during the year (1995 - $121.0 million).

(b) During 1996, ADT Operations disposed of certain of its customer contracts to an affiliate. The aggregate cash consideration on disposal amounted to $74.5 million and the net gain on disposal of $36.3 million was included in other income less expenses (note (vi)). In December 1996 ADT Operations disposed of certain of its electronic security services operations (Sonitrol franchises) to an affiliate. The net unamortized goodwill and other intangibles on disposal of $1.8 million was included in the gain on disposal of businesses to affiliates (note (iv)).

(c) The accumulated cost, accumulated amortization and net book values of the goodwill balance included within goodwill and other intangibles at December 31, 1996 amounted to $385.7 million, $39.1 million and $346.6 million, respectively (1995 - $801.2 million, $142.8 million and $658.4 million, respectively).

Note (xiv)  - Long-term notes receivable - affiliates

In September 1996 ADT Operations subscribed for $73.8 million aggregate principal amount at maturity of subordinated deep discount zero coupon loan notes issued by an affiliate maturing in September 2001. There are no periodic payments of interest. The notes were issued at a price of $50.0 million, reflecting a yield to maturity of 7.9 per cent per annum. ADT Operations funded the subscription through loans drawn down under the revolving bank credit agreement. The interest yield for 1996 amounted to $1.3 million.

Note (xv) - Other long-term assets

At December 31                                              1996        1995
                                                              $m          $m

Deferred refinancing costs                                  19.5        24.7
Other long-term assets                                      11.7         4.2
                                                            ----        ----
                                                            31.2        28.9
                                                            ====        ====

In connection with the refinancing of certain long-term debt obligations of ADT Operations certain fees and expenses were incurred. These refinancing costs are being amortized as interest expense through the consolidated statements of income on a straight line basis over the terms of the respective lives of ADT Operations various long-term debt obligations. The refinancing costs amortization for the year amounted to $3.2 million (1995 - $4.9 million; 1994 - $5.3 million). During the year $2.0 million (1995 - $13.6 million; 1994 - nil) of net unamortized deferred refinancing costs, relating to the early extinguishment of certain amounts outstanding under ADT Operations long-term debt obligations, were written off as extraordinary items in the consolidated statements of income (note (viii)).

Note (xvi) - Short-term debt - non-affiliates

At December 31                                              1996        1995
                                                              $m          $m

Bank and acceptance facilities                              46.8        36.1
Current portion of long-term debt (note (xix))              83.0         0.2
                                                           -----        ----
                                                           129.8        36.3
                                                           =====        ====

The average rate of interest on short-term debt - non-affiliates outstanding at December 31, 1996 was 6.8 per cent (1995 - 7.9 per cent). Short-term debt
- non-affiliates is generally repayable on demand or at an interest payment date, and is non-collateralized except for $0.2 million of the current portion of long-term debt in 1995.

Note (xvii) - Other current liabilities - non-affiliates

At December 31                                              1996        1995
                                                              $m          $m

Accruals                                                    23.3        24.1
Payroll and employee benefits                               40.9        41.7
Payments received on account                                12.5         8.9
Income taxes                                                 2.3         2.0
Interest payable                                            20.9        21.3
Short-term restructuring, disposition and other provisions  37.9        25.3
Other current liabilities                                    5.7         4.2
                                                           -----        ----
                                                           143.5       127.5
                                                           =====       =====

Note (xviii) - Long-term debt - affiliates

At December 31                                              1996        1995
                                                              $m          $m

Interest bearing, non-collateralized,
   subordinated loan notes                                 634.2        97.4
Senior subordinated notes held by
   affiliates (note (xix)(a))                               55.9        32.8
                                                           -----       -----
                                                           690.1       130.2
                                                           =====       =====

The average rate of interest on the non-collateralized, subordinated notes at December 31, 1996 was 10.8 per cent (1995 - 10.8 per cent). The average rate of interest on the non-collateralized, subordinated loan notes during the year was 10.6 per cent (1995 - 11.1 per cent; 1994 - 9.4 per cent). The loan notes are repayable in December 1999 ($132.0 million), in December 2001 ($70.0 million) and in August 2003 ($432.2 million).

Note (xix) - Long-term debt - non-affiliates

At December 31                                              1996        1995
                                                              $m          $m

Senior notes (a)                                           250.0       250.0
Senior subordinated notes (a)                              294.1       317.2
Liquid Yield Option Notes (b)                              326.8       306.8
Revolving bank credit agreement (c)                         83.0        15.0
Other                                                        6.3         6.6
                                                           -----       -----
                                                           960.2       895.6
Less:  current portion (note (xvi))                        (83.0)       (0.2)
                                                           -----       -----
                                                           877.2       895.4
                                                           =====       =====

(a) In August 1993 ADT Operations, Inc. issued, through a public offering, $250.0 million of its 8.25 per cent senior notes due August 2000 guaranteed on a senior basis by ADT and certain subsidiaries of ADT Operations, Inc. (note 23(i)) and $350.0 million of its 9.25 per cent senior subordinated notes due August 2003 guaranteed on a senior subordinated basis by ADT (note 23(ii)). During 1996 affiliates of ADT Operations reacquired in the market $23.1 million (1995 - $32.8 million) face value of the senior subordinated notes and these notes are all classified under long-term debt - affiliates (note (xviii)).

(b) In July 1995 ADT Operations, Inc. issued $776,250,000 aggregate principal amount at maturity of its zero coupon subordinated Liquid Yield Option Notes maturing July 2010 (note 23(iii)). The net proceeds of the issue amounted to $287.4 million which was used to repay in full all amounts outstanding under ADT Operations, Inc.'s previous bank credit agreement, which was subsequently cancelled. The Notes discount amortization for 1996 amounted to $20.3 million (1995 - $9.4 million). During 1996 619 Notes with a carrying value of $0.3 million were exchanged, at the option of the holders, for 17,472 ADT common shares (note 30).

(c) In August 1995 ADT Operations, Inc. entered into a new $300 million revolving bank credit agreement which replaced in full its previous bank credit agreement. The new agreement has a term of five years and is guaranteed on a senior basis by ADT and certain subsidiaries of ADT
Operations, Inc. (note 23(iv)). At December 31, 1996 $83.0 million (1995 - $15.0 million) was drawn down under the agreement, which has been classified in the current portion of long-term debt, plus letters of credit amounting to $81.1 million (1995 - $81.0 million) which have been issued and have terms of less than one year. The average rate of interest at December 31, 1996 was 6.5 per cent (1995 - 7.6 per cent).

In December 1996 ADT Operations, Inc. entered into a new $200 million revolving bank credit agreement, subject to completion of certain additional documentation which was signed in January 1997, which replaced in full its previous bank credit agreement (note 23(iv)).

The average rate of interest on all long-term debt - non-affiliates during the year was 7.9 per cent (1995 - 8.2 per cent; 1994 - 8.7 per cent).

Based on estimated interest rates currently available to ADT Operations for long-term debt - non-affiliates with similar terms and average maturities, the fair value of all long-term debt - non-affiliates at December 31, 1996 amounted to approximately $1,010 million (1995 - approximately $960 million).

The maturities and installments with respect to long-term debt - non-affiliates outstanding at December 31, 1996 are as follows:

                                                                         $m

Year ending December 31                         1997                    83.0
                                                1998                     0.9
                                                1999                     1.6
                                                2000                   251.7
                                                2001                     0.9
                                          Thereafter                   622.1
                                                                       -----
                                                                       960.2
                                                                       =====

Under the terms of the indenture governing the senior subordinated notes a payment blockage prevents ADT Operations, Inc. and its guarantor subsidiaries and ADT from making any payment of principal, interest or premium on the senior subordinated notes and from purchasing, redeeming or otherwise acquiring any senior subordinated notes during the continuance of any payment blockage period. No payment blockage is currently in effect.

At December 31, 1996, ADT Operations, Inc. had $414.1 million of Senior Indebtedness comprised of $83.0 million of Senior Indebtedness related to loans under the revolving bank credit agreement, $81.1 million of Senior Indebtedness related to letters of credit issued under the terms of the revolving bank credit agreement and $250.0 million of Senior Indebtedness related to the Senior Notes, (in each case as defined in the Senior Subordinated Note Indenture).

At December 31, 1996, ADT had no Guarantor Senior Indebtedness (as defined in the Senior Note Indenture, but excluding Indebtedness in respect of guarantees issued by ADT of debt of ADT Operations, Inc. or its subsidiaries). At December 31, 1996, the subsidiary guarantors had $53.2 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture), in each case ranking pari passu in right of payment with the Senior Note Guarantees.

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

Note (xx) - Deferred income taxes

The movement in deferred income taxes since January 1, 1994 has been as follows:

                                                1996        1995        1994
                                                  $m          $m          $m


At January 1                                    92.9        74.5        52.5
(Credit) charge for the year (note (vii)(a))    (4.3)       16.5        22.0
Extraordinary items (note (viii))               (0.7)       (4.7)          -
Assumed on acquisitions - affiliates            (9.0)          -           -
Reclassifications                                  -         6.6           -
                                                ----        ----        ----
At December 31                                  78.9        92.9        74.5
                                                ====        ====        ====

The significant temporary timing differences and tax loss carryforwards that gave rise to the deferred income tax balance were as follows:

At December 31                                              1996        1995
                                                              $m          $m


Liabilities:
Depreciation                                               861.0       733.9
Other                                                        6.9         5.2
                                                           -----       -----
                                                           867.9       739.1
                                                           -----       -----


Assets:
Tax operating loss carryforwards                           406.7       331.3
Provisions for estimated costs and expenses                121.0        59.4
Interest expense                                           147.9        99.6
Post-retirement benefit obligations                         78.6        66.5
                                                           -----       -----
                                                           754.2       556.8
Valuation allowance                                       (111.8)      (83.2)
                                                           -----       -----
                                                           642.4       473.6
                                                           -----       -----
Gross deferred income tax liability                        225.5       265.5
                                                           -----       -----
Deferred income tax liability at statutory tax rate         78.9        92.9
                                                           =====       =====

The tax operating loss carryforwards at December 31, 1996 expire as follows:

                                                                          $m

Year ending December 31                         1999                     6.8
                                                2000                     4.1
                                                2001                    24.2
                                                2002                    18.3
                                                2003                     7.5
                                                2004                    80.2
                                                2005                   123.2
                                                2006                   107.2
                                                2007                    23.1
                                                2008                    12.1
                                                                       -----
                                                                       406.7
                                                                       =====

Note (xxi) - Other long-term liabilities - affiliates

At December 31                                              1996        1995
                                                              $m          $m

Deferred gain                                              117.4       129.8
                                                           =====       =====

During 1994 ADT Operations assigned its interest in its trademarks, service marks and associated goodwill to an affiliate for an aggregate consideration of $150.0 million. In view of the fact that the assignment was to an affiliate, and taking into account the terms of the transaction, the net gain of $141.7 million arising on the assignment was deferred. During 1996 $12.4 million (1995 - $11.9 million) of this deferred gain was credited to the consolidated statements of income to offset license fee payments made by ADT Operations to the affiliate, calculated as a fixed percentage of net sales, for use of the trademarks and service marks referred to above.

Note (xxii) - Other long-term liabilities - non-affiliates

At December 31                                              1996        1995
                                                              $m          $m

Pensions (note 33(i))                                       28.4        20.6
Post-retirement benefits other than pensions (note 33(iv))  48.2        47.8
Long-term restructuring, disposition and other provisions   27.8        15.0
Other long-term liabilities                                 15.0        12.9
                                                           -----        ----
                                                           119.4        96.3
                                                           =====        ====

Note (xxiii) - Common shares

At December 31                                  1996        1995        1994
                                              Number      Number      Number


Authorized:
Common shares of $0.10 each                   10,000      10,000      10,000
                                              ======      ======      ======
Issued and outstanding:
Common shares of $0.10 each                    1,820       1,820       1,820
                                              ======      ======      ======


There has been no movement in authorized, issued and outstanding common shares since January 1, 1994.

Note (xxiv) - Commitments and contingencies

(a) ADT Operations leases land, buildings, motor vehicles and other equipment under various contracts. The future total minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 1996 are as follows:

                                                                          $m

Year ending December 31                         1997                    37.5
                                                1998                    35.2
                                                1999                    28.3
                                                2000                    20.3
                                                2001                    12.7
                                          Thereafter                    12.2
                                                                       -----
                                                                       146.2
                                                                       =====

The net operating lease rental charge for the year included in the consolidated statements of income amounted to $43.4 million (1995 - $44.1 million; 1994 - $37.8 million).

(b) Financial instruments which potentially subject ADT Operations to concentrations of credit risk principally consist of cash and cash equivalents and trade receivables. ADT Operations places its cash and cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. ADT Operations' trade receivables primarily result from its electronic security services and vehicle auction services businesses and reflects a broad customer base.
Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. As a consequence, concentrations of credit risk are limited.

(c) ADT Operations is a defendant in a number of pending legal proceedings incidental to present and former operations, acquisitions and dispositions. ADT Operations does not expect the outcome of these proceedings either individually or in the aggregate to have a material adverse effect on the consolidated results of operations and cash flows or the consolidated financial position of ADT Operations.

Note (xxv) - Pension and other plans

(a) ADT Operations' United States electronic security services operation has a non-contributory, funded, defined benefit pension plan covering substantially all of its employees. Details of this pension plan are provided in note 33(i).

(b) ADT Operations' United States electronic security services operation sponsors an unfunded defined benefit post-retirement plan which covers both salaried and non-salaried employees and which provides medical and other benefits. Details of this post-retirement plan are provided in note 33(iv).

                                 ADT LIMITED

                  Consolidated Financial Statement Schedules

                Schedule II - Valuation and Qualifying Accounts

<CPATION>

                             Balance at    Subsidiaries    Additions    Deductions-    Balance
                             beginning       acquired     charged to     primarily      at end
                             of period     (disposed of)     income      write-offs   of period
                                    $m             $m            $m            $m           $m

Allowance for doubtful receivables:


Year ended December 31, 1994    22.1            (0.6)          4.0          (8.6)        16.9
                              ======          ======        ======        ======       ======

Year ended December 31, 1995    16.9            (1.1)          6.6          (5.4)        17.0
                              ======          ======        ======        ======       ======


Year ended December 31, 1996    17.0               -          10.6          (9.1)        18.5
                              ======          ======        ======        ======       ======


                            ADT OPERATIONS, INC.

                  Consolidated Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts


[CAPTION]

                             Balance at    Subsidiaries    Additions    Deductions-    Balance
                             beginning       acquired     charged to     primarily      at end
                             of period     (disposed of)     income      write-offs   of period
                                    $m             $m            $m            $m           $m

Allowance for doubtful receivables:


Year ended December 31, 1994     8.4              -            1.9          (2.3)        8.0
                              ======          ======        ======        ======       =====


Year ended December 31, 1995     8.0            1.5            4.4          (2.0)       11.9
                              ======          ======        ======        ======       =====


Year ended December 31, 1996    11.9              -            4.8          (5.9)       10.8
                              ======          ======        ======        ======       =====

                               EXHIBIT INDEX

 2.1 Agreement and Plan of Merger by and among ADT Limited, Limited Apache, Inc. and Tyco International Ltd. dated as of March 17, 1997.(6)

 3.1 Memorandum of Association (as altered) and Bye-Laws of ADT Limited (incorporating all amendments to May 26, 1992).(1)

 3.2 Certified copy of a resolution approved at the Annual General Meeting of common shareholders of ADT Limited held on October 12, 1993, approving an increase in the authorized common share capital of ADT Limited from $19.5 million to $22.0 million.(4)

 4.1 Indenture relating to the senior notes dated August 4, 1993 among ADT Operations, as issuer, and ADT Limited and certain subsidiaries of ADT Operations, as guarantors, and The Chase Manhattan Bank (National Association), as trustee, and the form of senior note included therein.(2)

 4.2 Indenture relating to the senior subordinated notes dated August 4, 1993 among ADT Operations, as issuer, and ADT Limited, as guarantor, and NationsBank of Georgia, National Association, as trustee, and the form of senior subordinated note included therein.(2)

 4.3 Indenture dated as of July 1, 1995 among ADT Operations, Inc., ADT Limited and Bank of Montreal Trust Company, as trustee and the form of note included therein. (5)

 4.4 Rights Agreement between ADT Limited and Citibank, N.A. dated as of November 6, 1996.(9)

 4.5 First Amendment between ADT Limited and Citibank, N.A. dated as of March 3, 1997 to Rights Agreement between ADT Limited and Citibank, N.A. dated as of November 6, 1996.(9)

10.1 Rules of the ADT UK Executive Share Option Scheme (1984), amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.2 Rules of the ADT International Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.3  Rules of the ADT UK and International Executive Share Option Schemes
      (1984) New Section, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.4 Rules of the ADT Senior Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.5 US (1990) Stock Option Plan of ADT Limited, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*

10.6 Employment Agreement dated May 8, 1993 between ADT Limited and Michael Anthony Ashcroft.(2)*

10.7 Amendment to Employment Agreement dated December 18, 1996 between ADT Limited and Michael Anthony Ashcroft.(9)*

10.8 Employment agreement between ADT Limited and Stephen J. Ruzika dated as of February 26, 1997.(9)*

10.9 Employment agreement between ADT, Inc. and Ron G. Lakey dated as of January 16, 1997.(9)*

10.10 Agreement between ADT Automotive Holdings, Inc. and Michael J. Richardson dated as of January 29, 1997.(9)*

10.11 Incentive Compensation Agreement between ADT, Inc. and Michael J. Richardson dated as of February 10, 1997.(9)*

10.12 Severance Agreement between ADT Security Services, Inc. and Raymond Gross dated as of February 26, 1997.(9)*

10.13 Consulting Agreement between ADT, Inc. and John E. Danneberg dated as of August 28, 1996.(9)*

10.14 Form of Indemnification Agreement.(9)*

10.15 The ADT 1993 Long-Term Incentive Plan (as amended February 29,
      1996).(3)*

10.16 Purchase Agreement dated June 29, 1995 among ADT Operations, Inc., ADT Limited and Merrill Lynch & Co., Inc. and the related pricing agreement
      (5)

10.17 US$200,000,000 Credit Agreement dated as of January 9, 1997, among ADT Operations, Inc., as the Borrower, and Certain Commercial Lending Institutions as the Lenders, and the Bank of Nova Scotia as the Agent for the Lenders.

10.18 Guaranty, dated as of January 9, 1997, made by ADT Limited in favor of each of the Lender Parties (as defined therein).

10.19 Subsidiary Guarantor Guaranty, dated as of January 9, 1997, made by each Subsidiary Guarantor (as defined therein) in favor of each of the Lender Parties (as defined therein).

10.20 Pound Sterling 90,000,000 Facility Agreement dated March 17, 1997, among ADT Finance Plc, as the Borrower, ADT (UK) Holdings PLC and Others as Guarantors, The Bank of Nova Scotia as Arranger and as Agent and Others.

10.21 ADT Limited Guarantee dated as of March 25, 1997, in respect of a Pound Sterling 90,000,000 facility made available to ADT Finance Plc.

10.22 Pound Sterling 27,000,000 On Demand Facility Letter dated January 3, 1997, between ADT Finance Plc and The Bank of Nova Scotia.

10.23 ADT Limited Guarantee in respect of the obligations of ADT Finance Plc under a Pound Sterling 27,000,000 Facility Letter dated January 3, 1997.

10.24 Agreement dated December 29, 1995 among ADT (UK) Limited, ADT Holdings BV, Ruskin Limited, ADT Limited, Loanoption Limited and Integrated Transport Systems Limited for the sale and purchase of European Auctions.(7)

10.25 Agreement among ADT Limited, Thomas J. Gibson and Integrated Transport Systems Limited dated December 29, 1995.(8)*

10.26 Agreement among ADT Limited, David B. Hammond and Integrated Transport Systems Limited dated December 29, 1995.(8)*

10.27 Common Share Purchase Warrant issued by ADT Limited on July 1, 1996 to Republic Industries, Inc.(10)

11.1  Statement regarding the computation of earnings per common share.

21.1  List of subsidiaries of ADT Limited

23.1 Consent of independent accountants to the incorporation by reference of this Annual Report into Form S-3 and Forms S-8.

27    Financial Data Schedule (for SEC use only).

--------------
      (1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      (2) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

      (3) Previously filed as an Exhibit to the Registrant's Registration Statement dated May 16, 1996, on Form S-8 filed May 17, 1996.

      (4) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

      (5) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

      (6) Previously filed as an Exhibit to the Registrant's Current Report dated March 24, 1997 on Form 8-K filed March 25, 1997.

      (7) Previously filed as an Exhibit to the Registrant's Current Report dated December 29, 1995 on Form 8-K filed January 16, 1996.

      (8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

      (9) Previously filed as an Exhibit to the Registrant's Schedule 14D-9 dated March 3, 1997.

      (10) Previously filed as an Exhibit to the Registrant's Current Report dated July 10, 1996 on Form 8-K filed July 11, 1996.

      *     Management contract or compensatory plan.