Form 10-Q
period 1997-03-31
ADT LIMITED
filed 1997-05-09
CIK 833444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




                 For the quarterly period ended March 31, 1997

                        Commission file number 0-16979
------------------------------------------------------------------------------

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

Registrant's telephone number, including area code 441-295-2244*   *See page i
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  YES [X] NO [ ]

At May 8, 1997, the number of shares outstanding of the registrant's common shares par value $0.10 per share was 156,902,489 shares. A subsidiary of ADT Limited owns 3,182,787 common shares which are included in the number outstanding.

                                  ADT LIMITED

                              INDEX TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                          PAGE
                                                                          ----
PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
        ENDED MARCH 31, 1997 AND 1996......................................  1
        CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1997 AND
        DECEMBER 31, 1996..................................................  2
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
        ENDED MARCH 31, 1997 AND 1996......................................  3
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................  4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................. 13

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................. 17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 18

SIGNATURE.................................................................. 18


The consolidated financial statements were approved by the Board of Directors on May 8, 1997.


Registered and Principal Executive Offices

The registered and principal executive offices of ADT Limited are located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. The executive offices of the subsidiary which supervises the Company's North American activities are located in the United States at 1750 Clint Moore Road, P.O. Box 5035, Boca Raton, Florida 33431. The telephone number there is 561-988-3600.

                                ADT LIMITED


PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income (unaudited)


Three months ended March 31                                 1997        1996
                                                              $m          $m

Net sales                                                  460.7       411.3
Cost of sales                                             (239.3)     (221.5)
Selling, general and administrative expenses              (155.5)     (131.9)
Charge for the impairment of long-lived assets                 -      (744.7)
                                                          ------      ------
Operating income (loss)                                     65.9      (686.8)
Interest income                                              4.7         6.5
Interest expense                                           (21.4)      (27.4)
Other expenses less income                                     -        (0.3)
                                                          ------      ------
Income (loss) before income taxes                           49.2      (708.0)
Income taxes                                               (14.2)        2.4
                                                          ------      ------
Net income (loss)                                           35.0      (705.6)
                                                          ======      ======

Primary earnings (loss) per common share                   $0.23      $(5.20)
                                                          ======      ======

Fully diluted earnings (loss) per common share             $0.22      $(5.20)
                                                          ======      ======

See notes to consolidated financial statements

                                ADT LIMITED


Consolidated Balance Sheets (unaudited)
                                                        March 31  December 31
                                                            1997         1996
                                                              $m           $m

Assets
Current assets:
Cash and cash equivalents                                  492.0       215.9
Accounts receivable - net                                  318.7       210.7
Inventories                                                 41.3        39.2
Prepaid expenses and other current assets                   66.8       117.0
                                                         -------     -------
Total current assets                                       918.8       582.8

Property, plant and equipment - net                      1,527.6     1,513.6
Goodwill and other intangibles - net                       476.6       458.0
Long-term investments                                      100.6       100.6
Other long-term assets                                      70.8        75.4
                                                         -------     -------
Total assets                                             3,094.4     2,730.4
                                                         =======     =======

Liabilities and shareholders' equity
Current liabilities:
Short-term debt                                             74.3       209.2
Accounts payable                                           173.8       138.0
Other current liabilities                                  267.8       293.6
                                                         -------     -------
Total current liabilities                                  515.9       640.8

Long-term debt                                           1,057.1       910.1
Deferred revenue                                           163.2       146.1
Deferred income taxes                                      102.1        91.5
Other long-term liabilities                                169.3       182.1
                                                         -------     -------
Total liabilities                                        2,007.6     1,970.6
                                                         -------     -------
Shareholders' equity:
Common shares                                               15.7        14.1
Additional paid-in capital
   Share premium                                         1,184.0       882.5
   Contributed surplus                                   1,563.1     1,563.1
Treasury shares                                            (79.7)      (79.7)
Accumulated deficit                                     (1,564.7)   (1,598.8)
Cumulative currency translation adjustments                (31.6)      (21.4)
                                                         -------     -------
Total shareholders' equity                               1,086.8       759.8
                                                         -------     -------
Total liabilities and shareholders' equity               3,094.4     2,730.4
                                                         =======     =======

See notes to consolidated financial statements

                                ADT LIMITED

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31                                 1997        1996
                                                              $m          $m

Cash flows from operating activities
Net income (loss)                                           35.0      (705.6)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                 -       744.7
Depreciation                                                52.2        48.5
Goodwill and other intangibles amortization                  5.6         4.4
Interest on ITS Vendor Note                                 (2.5)       (2.1)
Liquid Yield Option Notes discount amortization              5.3         5.0
Refinancing costs amortization                               1.0         0.9
Deferred income taxes                                       11.5        (4.9)
Gain on disposal of investment in associate                    -        (1.2)
Loss on currency transactions                                2.4         1.7
Other                                                       (1.5)       (0.1)

Changes in assets and liabilities                          (59.1)      (39.0)
                                                           -----       -----
Net cash provided by operating activities                   49.9        52.3
                                                           -----       -----
Cash flows from investing activities
Purchase of property, plant and equipment - net           (100.5)      (75.5)
Acquisition of businesses                                   (6.1)      (20.6)
Purchase of customer contracts                             (17.7)       (3.9)
Proceeds from litigation settlement                         77.5           -
Disposal of investment in and loans to associate               -        15.4
Other                                                       (1.9)        1.5
                                                           -----       -----
Net cash utilized by investing activities                  (48.7)      (83.1)
                                                           -----       -----
Cash flows from financing activities
Net (repayments) receipts of short-term debt              (168.3)        8.9
Repayments of long-term debt                                   -       (15.0)
Proceeds from long-term debt                               141.8         6.0
Proceeds from issue of common shares                       303.1         4.6
Other                                                       (1.9)          -
                                                           -----       -----
Net cash provided by financing activities                  274.7         4.5
                                                           -----       -----
Effect of currency translation on cash and
  cash equivalents                                           0.2        (0.6)
                                                           -----       -----
Net increase (decrease) in cash and cash equivalents       276.1       (26.9)
Cash and cash equivalents at beginning of period           215.9       350.9
                                                           -----       -----
Cash and cash equivalents at end of period                 492.0       324.0
                                                           =====       =====

See notes to consolidated financial statements

                                ADT LIMITED

Notes to Consolidated Financial Statements (unaudited)

(i)     Basis of presentation

The accompanying unaudited interim consolidated financial statements incorporate the financial statements of ADT Limited ("ADT"), a company incorporated in Bermuda, and its subsidiaries (the "Company") and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with generally accepted accounting principles in the United States. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature, except that the financial year end of Automated Security (Holdings) PLC ("ASH") has now been aligned to that of the Company's and, accordingly, ASH's consolidated results of operations for December 1996 of $0.9 million have been charged to the accumulated deficit account and not to the consolidated statements of income. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain figures at December 31, 1996 and for the three months ended March 31, 1996 have been reclassified to conform to the 1997 presentation. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996. ADT is a holding company with no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. ADT's businesses are conducted through its subsidiaries.

(ii)    Business segments


Three months ended March 31                                 1997        1996
                                                              $m          $m

Net sales
Electronic security services                               373.7       336.7
Vehicle auction services                                    87.0        74.6
                                                           -----       -----
                                                           460.7       411.3
                                                           =====       =====
Operating income (loss)
Electronic security services                                65.7      (679.2)
Vehicle auction services                                    15.4        (2.2)
Corporate                                                  (15.2)       (5.4)
                                                           -----       -----
                                                            65.9      (686.8)
                                                           =====       =====

In the first quarter of 1996 electronic security services and vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $731.7 million and $13.0 million, respectively.

Net sales and operating income (loss) of the electronic security services and vehicle auction services divisions are discussed in Item 2.

In the first quarter of 1997 corporate expenses included $9.6 million related to professional and other transaction costs arising in connection with the proposed merger with Tyco International Ltd. and the offer by and litigation with Western Resources, Inc.

(iii)   Interest income and interest expense

Interest income and interest expense are discussed in Item 2.

(iv)    Other expenses less income

Other expenses less income for the three months ended March 31, 1996 included net gains of $1.2 million relating to the disposal of investment in associate.

(v)     Earnings (loss) per common share

The calculation of primary earnings (loss) per common share was based on the weighted average of 149,093,478 (1996 - 135,840,581) common shares in issue during the period, which in 1996 did not include common stock equivalents because their effect was anti-dilutive as a consequence of the net loss for the period. Common stock equivalents included in the weighted average number of common shares in issue during the three months ended March 31, 1997 was 8,832,376. Primary earnings (loss) per common share was based on adjusted net income of $35.0 million (1996 - $705.7 million loss).

The calculation of fully diluted earnings per common share in the three months ended March 31, 1997 was based on the weighted average of 173,713,618 common shares in issue during the period and was based on adjusted net income of $38.5 million.

The Company will be required to adopt Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 specifies the revised computation, presentation and disclosure requirements for earnings per share and supercedes Accounting Principles Board Opinion No. 15. The impact that adoption of SFAS 128 would have on primary (to be renamed basic) earnings per common share and fully diluted (to be renamed diluted) earnings per common share for the three months ended March 31, 1997 would be to revise such data to $0.25 and $0.23, respectively. There would be no impact on the comparable earnings per common share for the three months ended March 31, 1996.

(vi)    Inventories
                                                        March 31 December 31
                                                            1997        1996
                                                              $m          $m

Raw materials and consumables                                9.3         8.6
Work in process                                             19.0        18.9
Finished goods                                              13.0        11.7
                                                            ----        ----
                                                            41.3        39.2
                                                            ====        ====


(vii)      Common shares
                                                      March 31   December 31
                                                          1997          1996
Number of common shares of $0.10 each:
Authorized                                         220,000,000   220,000,000
Issued and outstanding                             156,732,059   141,382,697

In July 1996, ADT granted to Republic Industries, Inc. ("Republic") a warrant to acquire 15 million common shares of ADT at an exercise price of $20 per common share. In March 1997 the warrant was exercised by Republic and ADT received $300 million in cash.

(viii)  Contingencies

In December 1996 Westar Capital, Inc. ("WCI"), a wholly owned subsidiary of Western Resources, Inc. and a 25 per cent shareholder of ADT, filed a complaint (as subsequently amended) in the US Courts against ADT and its directors, among others. The complaint alleges, among other things, that ADT and its directors breached their fiduciary duties to WCI and ADT's other shareholders (a) by adopting the Shareholder Rights Plan (the "Plan"), and (b) by issuing to Republic a warrant. The complaint seeks a court order (a) directing ADT to redeem the Plan, and (b) declaring the warrant issued to Republic null and void or preventing ADT and Republic from exercising their rights under the warrant or preventing Republic from selling or transferring any of the warrant shares. The complaint also seeks unspecified damages, attorneys' fees and costs. Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. ADT and its board of directors believe that the allegations in WCI's complaint against ADT and its directors are without merit and intend vigorously to defend against them.

In December 1996 Mr. C. Gachot filed a complaint in the US Courts against ADT and certain of its directors, among others. The complaint was brought on behalf of a class of all shareholders of ADT and alleges, among other things, that the Plan and the warrant issued to Republic are improper. The complaint seeks unspecified monetary relief. Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. ADT and its board of directors believe that the allegations in Mr. Gachot's complaint against ADT and certain of its directors are without merit and intend vigorously to defend against them.

In March 1997 Crandon Capital Partners ("CCP") filed a complaint in the US Courts against ADT and certain of its current and former directors, among others. The complaint was brought by CCP in a derivative capacity on behalf of ADT. The complaint alleges, among other things, that ADT's directors breached their fiduciary duties and wasted corporate assets in connection with
(a) the granting of options to certain officers of ADT in 1996, (b) the implementation of the Plan, and (c) the issuance to Republic of the warrant. The complaint seeks a court order directing ADT's directors to establish a system of internal controls to prevent repetition of the alleged breaches of fiduciary duty and corporate waste, and an unspecified amount of damages. Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. ADT and its directors believe that the allegations in CCP's complaint against ADT and certain of its directors are without merit and intend vigorously to defend against them.

(ix)      ADT Operations, Inc.

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

Consolidated statements of income

Three months ended March 31                                 1997        1996
                                                              $m          $m

Net sales                                                  339.2       295.4
Cost of sales                                             (167.0)     (146.2)
Selling, general and administrative expenses              (111.4)      (99.1)
Charge for the impairment of long-lived assets                 -      (316.4)
                                                          ------      ------
Operating income (loss)                                     60.8      (266.3)
Interest income - affiliates                                 1.1           -
Interest income - non-affiliates                             0.3         0.6
Interest expense - affiliates                              (21.3)       (7.5)
Interest expense - non-affiliates                          (20.3)      (18.9)
Other expenses less income                                  (0.1)       25.7
                                                          ------      ------
Income (loss) before income taxes                           20.5      (266.4)
Income taxes                                                (7.2)       (6.6)
                                                          ------      ------
Net income (loss)                                           13.3      (273.0)
                                                          ======      ======

Consolidated balance sheets

                                                        March 31 December 31
                                                            1997        1996
                                                              $m          $m
Assets
Current assets:
Cash and cash equivalents                                   70.7        82.9
Accounts receivable - net - affiliates                      38.2        44.4
Accounts receivable - net - non-affiliates                 247.4       149.4
Inventories                                                 23.4        21.6
Prepaid expenses and other current assets                   46.4        22.9
                                                         -------     -------
Total current assets                                       426.1       321.2

Property, plant and equipment - net                      1,154.2     1,131.3
Goodwill and other intangibles - net                       355.0       351.1
Long-term notes receivable - affiliates                        -        51.3
Other long-term assets                                      30.1        31.2
                                                         -------     -------
Total assets                                             1,965.4     1,886.1
                                                         -------     -------
Liabilities and shareholder's equity
Current liabilities:
Short-term debt - non-affiliates                            70.5       129.8
Accounts payable - affiliates                               10.6        14.5
Accounts payable - non-affiliates                          154.8        91.8
Other current liabilities - non-affiliates                 126.8       143.5
                                                         -------     -------
Total current liabilities                                  362.7       379.6

Long-term debt - affiliates                                690.1       690.1
Long-term debt - non-affiliates                            882.5       877.2
Deferred revenue                                            77.7        72.4
Deferred income taxes                                       84.8        78.9
Other long-term liabilities - affiliates                   114.0       117.4
Other long-term liabilities - non-affiliates               117.7       119.4
                                                         -------     -------
Total liabilities                                        2,329.5     2,335.0
                                                         -------     -------
Shareholder's equity:
Common shares                                                  -           -
Contributed surplus                                        930.0       858.5
Accumulated deficit                                     (1,294.1)   (1,307.4)
                                                         -------     -------
Total shareholder's equity                                (364.1)     (448.9)
                                                         -------     -------
Total liabilities and shareholder's equity               1,965.4     1,886.1
                                                         =======     =======

Consolidated statements of cash flows

Three months ended March 31                                 1997        1996
                                                              $m          $m
Cash flows from operating activities
Net income (loss)                                           13.3      (273.0)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                 -       316.4
Depreciation                                                35.0        33.4
Goodwill and other intangibles amortization                  2.9         2.8
Interest on long-term notes receivable - affiliates         (1.0)          -
Liquid Yield Option Notes discount amortization              5.3         5.0
Refinancing costs amortization                               1.0         0.8
Deferred income taxes                                        5.9         5.7
Gain on customer contract transactions - affiliates            -       (26.8)
Other                                                       (0.3)       (0.3)

Changes in assets and liabilities                          (38.0)      (12.4)
                                                           -----       -----
Net cash provided by operating activities                   24.1        51.6
                                                           -----       -----
Cash flows from investing activities
Purchase of property, plant and equipment - net            (67.3)      (59.4)
Short-term notes receivable - affiliates                     8.0           -
Long-term notes receivable - affiliates                     52.3           -
Acquisition of businesses from non-affiliates               (6.1)      (20.6)
Purchase of customer contracts                              (0.4)       (3.3)
Disposal of assets to affiliates                               -        73.5
Other                                                       (0.6)       (0.3)
                                                           -----       -----
Net cash utilized by investing activities                  (14.1)      (10.1)
                                                           -----       -----
Cash flows from financing activities
Net (repayments) receipts of short-term debt
 - non-affiliates                                          (92.7)        8.9
Proceeds from long-term debt - affiliates                      -        26.0
Repayments of long-term debt - non-affiliates                  -       (15.0)
Capital contributions from parent                           71.5           -
Other                                                       (1.0)          -
                                                           -----       -----
Net cash (utilized) provided by financing activities       (22.2)       19.9
                                                           -----       -----
Net (decrease) increase in cash and cash equivalents       (12.2)       61.4
Cash and cash equivalents at beginning of period            82.9        54.0
                                                           -----       -----
Cash and cash equivalents at end of period                  70.7       115.4
                                                           =====       =====

Business segments


Three months ended March 31                                 1997        1996
                                                              $m          $m

Net sales
Electronic security services                               252.2       220.8
Vehicle auction services                                    87.0        74.6
                                                           -----      ------
                                                           339.2       295.4
                                                           =====       =====
Operating income (loss)
Electronic security services                                45.5      (264.0)
Vehicle auction services                                    15.4        (2.2)
Corporate                                                   (0.1)       (0.1)
                                                           -----       -----
                                                            60.8      (266.3)
                                                           =====       =====

In the first quarter of 1996 electronic security services and vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $303.4 million and $13.0 million, respectively.

                                                        March 31 December 31
                                                            1997        1996
                                                              $m          $m

Inventories
Raw materials and consumables                                7.1         6.0
Work in process                                             12.0        11.4
Finished goods                                               4.3         4.2
                                                            ----        ----
                                                            23.4        21.6
                                                            ====        ====

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

At March 31, 1997, ADT Operations, Inc. had $81.2 million of Senior Indebtedness related to letters of credit issued under the terms of the revolving bank credit agreement and $250.0 million of Senior Indebtedness related to the Senior Notes, (in each case as defined in the Senior Subordinated Note Indenture).

At March 31, 1997, ADT had $139.4 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture, but excluding Indebtedness in respect of guarantees issued by ADT of debt of ADT Operations, Inc. or its subsidiaries). At March 31, 1997, the subsidiary guarantors had $76.9 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture), in each case ranking pari passu in right of payment with the Senior Note Guarantees.

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

                                                        March 31 December 31
                                                            1997        1996
Common shares
Number of common shares of $0.10 each:
Authorized                                                10,000      10,000
Issued and outstanding                                     1,820       1,820

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

The following discussion of results of operations addresses net sales, operating income (loss) and certain other line items in the consolidated financial statements.

Net sales

Three months ended March 31                                 1997        1996
                                                              $m          $m


Electronic security services                               373.7       336.7
Vehicle auction services                                    87.0        74.6
                                                           -----       -----
Net sales                                                  460.7       411.3
                                                           -----       -----

Operating income (loss) and income (loss) before income taxes

Three months ended March 31                                 1997        1996
                                                              $m          $m

Electronic security services                                65.7      (679.2)
Vehicle auction services                                    15.4        (2.2)
Corporate expenses                                         (15.2)       (5.4)
                                                           -----       -----
Operating income (loss)                                     65.9      (686.8)
                                                           -----       -----
Interest income                                              4.7         6.5
Interest expense                                           (21.4)      (27.4)
Other expenses less income                                     -        (0.3)
                                                           -----       -----
Income (loss) before income taxes                           49.2      (708.0)
                                                           =====       =====

Charge for the impairment of long-lived assets                 -       744.7
Depreciation and amortization                               57.8        52.9
Capital expenditures                                       101.6        76.6

Corporate expenses and other expenses less income are discussed in Item 1.

Electronic Security Services - Results of operations

Three months ended March 31, 1997 compared with three months ended March 31,
1996

Net sales of the division, which represented approximately 81 per cent of the Company's consolidated net sales for the quarter, increased 11.0 per cent in 1997 to $373.7 million from $336.7 million in the first quarter of 1996. This sales increase was attributable to an increase of $23.7 million in the sales of the North American operations and a $13.3 million increase in the sales of the European operations. In North America the increase in sales was due to increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems and a solid improvement in outright sales in the commercial sector. Approximately 88,000 new residential security systems were installed in the first quarter of 1997 compared with approximately 60,000 systems in the first quarter of 1996. However, due to price competition in the market place, residential installation revenues showed a modest decline in the first quarter of 1997 compared with 1996. The commercial business in the United States experienced good growth in new system sales and a modest increase in installation revenues. Growth in recurring revenues in the commercial sector in the United States showed a modest improvement. In Europe the increase in sales was principally due to a significant improvement in revenue from outright sales in the commercial sector.

Operating results of the division increased to $65.7 million income in the first quarter of 1997 from a $679.2 million loss in 1996, due to a charge for the impairment of long-lived assets of $731.7 million in the first quarter of 1996.

Operating income of the division before the charge for the impairment of long-lived assets increased 25.1 per cent in 1997 to $65.7 million from $52.5 million in the first quarter of 1996. Operating income before the charge for the impairment of long-lived assets as a percentage of net sales ("operating margin") increased to 17.6 per cent in 1997 from 15.6 per cent in the first quarter of 1996. The increase in operating income before the charge for the impairment of long-lived assets and the increase in operating margin reflected the continuing success of the residential security system sales program, which has achieved further advances in recurring revenues in the first quarter of 1997, and an improvement in outright sales in the commercial sector. However, this improvement has been offset by continued price competition which has caused the contribution from residential installation revenue and residential outright sales to remain flat. In Europe operating income increased due to the margins on improved sales.

Vehicle Auction Services - Results of operations

Three months ended March 31, 1997 compared with three months ended March 31,
1996

Net sales of the United States vehicle auction services business, which represented approximately 19 per cent of the Company's consolidated net sales for the quarter, increased 16.6 per cent in 1997 to $87.0 million from $74.6 million in the first quarter of 1996. The volume of vehicles sold increased by approximately 14 per cent which was principally due to increases in the volume of vehicles sold for fleet lease customers, vehicle manufacturers and new and used vehicle dealers of approximately 26 per cent, approximately 18 per cent and approximately 1 per cent, respectively.

Operating results of the division increased to $15.4 million income in the first quarter of 1997 from a $2.2 million loss in 1996, due to a charge for the impairment of long-lived assets of $13.0 million in the first quarter of 1996.

Operating income before the charge for the impairment of long-lived assets of the United States vehicle auction services business increased 42.6 per cent in 1997 to $15.4 million from $10.8 million in the first quarter of 1996. Operating margin increased to 17.7 per cent in 1997 from 14.5 per cent in 1996. The increase in operating income and operating margin were due principally to the significant increase in volume of vehicles sold. The ratio of vehicles sold to vehicles entered for sale increased to 62.7 per cent in 1997 from 60.1 per cent in 1996, which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

Interest income and interest expense

Interest income declined from $6.5 million in the first quarter of 1996 to $4.7 million in the first quarter of 1997, partly due to the decrease in the average level of cash deposits held by the Company in 1997. During the first quarter of 1997 interest income included $2.5 million (1996 - $2.1 million) relating to the ITS Vendor Note.

Interest expense declined from $27.4 million in the first quarter of 1996 to $21.4 million in the first quarter of 1997, principally due to the repayments by the Company during the latter part of 1996 of long-term debt owed by the ASH group. During the first quarter of 1997 interest expense included $5.3 million (1996 - $5.0 million) relating to Liquid Yield Option Notes discount amortization.

Liquidity and capital resources

The net increase in cash and cash equivalents amounted to $276.1 million, after the positive effect of currency translation on cash and cash equivalents of $0.2 million. Net cash of $49.9 million provided by operating activities and $274.7 million provided by financing activities was offset by net cash utilized by investing activities of $48.7 million.

Net cash provided by operating activities of $49.9 million principally included cash provided by the Company's electronic security services and vehicle auction services divisions less other expenses and adjusted for the net increase in working capital. Within the net increase of $59.1 million in working capital, increases in accounts receivable of $107.4 million and other assets of $13.1 million were offset by a net increase in liabilities of $61.4 million, principally relating to increases in accounts payable and deferred revenue and a decrease in other liabilities. The movements in accounts receivable and accounts payable were principally due to the timing of cash receipts and payments in the vehicle auction business in respect of vehicle sales which took place in the latter part of March 1997, together with an increase in accounts receivable in the electronic security services division. The movement in deferred revenue was principally due to the timing of billings within the electronic security services division.

Net cash utilized by investing activities of $48.7 million was principally due to capital expenditures of $95.6 million and $4.4 million in the electronic security services and vehicle auction services divisions, respectively, $17.7 million relating to the purchase of customer contracts to provide electronic security monitoring and $6.1 million relating to the acquisition of an electronic security services business in the United States. These were principally offset by the receipt of $77.5 million of litigation settlement proceeds.

Net cash provided by financing activities of $274.7 million was principally due to proceeds of $141.8 million from long-term debt and $303.1 million of proceeds from the issue of common shares, including $300.0 million relating to the Republic warrant, which was principally offset by net repayments of $168.3 million of short-term debt.

The Company believes that the working capital at March 31, 1997, its available credit facilities and the current cash flows from operations are adequate for the Company's normal growth and operating needs, the funding of its capital expenditures budget and the current servicing of its debt requirements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for a description of existing litigation against the Company. The following description supplements the information contained in the Form 10-K:

As of this date, the Court has not rendered any decision with respect to Westar Capital, Inc.'s ("WCI") March 24, 1997 motion for a preliminary injunction.

The return date for both Chase Manhattan Bank, N.A.'s motion for dismissal of ADT Operations, Inc.'s ("ADT Operations") complaint or, alternatively for summary judgment, and ADT Operations' February 7, 1997 motion for a preliminary injunction is currently scheduled for May 21, 1997.

On April 16, 1997, WCI filed a petition with the Supreme Court of Bermuda (the "Bermuda Court"). In this petition, WCI alleges that the proposed merger between the Company and Tyco International Ltd. ("Tyco") has been structured in order to deprive WCI and the Company's other shareholders of their appraisal rights under Section 106 of the Bermuda Companies Act (the "Act"). Although the Company is acquiring Tyco in the merger, WCI maintains that in actuality Tyco is acquiring the Company and that the transaction should be treated as an amalgamation between the Company and Tyco which would trigger appraisal rights under Bermuda law. WCI also alleges that the Company's actions are oppressive and prejudicial to it in violation of Section 111 of the Act. WCI asks the Bermuda Court to order that the merger be enjoined unless the Company's shareholders are permitted to exercise all rights they would be entitled to, including appraisal rights, if the transaction between the Company and Tyco were an amalgamation under Bermuda law.

On April 24, 1997, the Company petitioned the Court to strike the Bermuda action on the grounds that it is frivolous and has no basis in law. The Company's motion to strike is scheduled to be heard on June 12 and 13, 1997. The Company and the Board believe that the allegations in the Bermuda petition are without merit and intend to vigorously defend against them.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1    US$250,000,000 Amended And Restated Credit Agreement, dated as of
        April 14, 1997 (amending and restating the Credit Agreement dated as of January 9, 1997), among ADT Operations, Inc., as the Borrower, and Certain Commercial Lending Institutions as the Lenders, and the Bank of Nova Scotia as the Agent for the Lenders.

10.2 Amendment and Assignment Agreement, dated as of April 14, 1997, among ADT Operations, Inc., as the Borrower, and Certain Commercial Lending Institutions as the Lenders, and the Bank of Nova Scotia as the Agent for the Lenders.

11.1    Statement regarding the computation of earnings per common share.

27      Financial Data Schedule (for SEC use only).


(b) A Current Report on Form 8-K was filed by ADT Limited on March 25, 1997 regarding the Agreement and Plan of Merger with Tyco
        International Ltd.


                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               ADT LIMITED


                               /s/ Stephen J. Ruzika
May 8, 1997                    ________________________________________
                               Stephen J. Ruzika

                               Chief Financial Officer, Executive Vice
                               President and Director
                               (Principal Financial Officer and Principal
                               Accounting Officer)

                     INDEX TO EXHIBITS TO QUARTERLY REPORT
                                 ON FORM 10-Q
                           FOR THE QUARTERLY PERIOD
                             ENDED MARCH 31, 1997

Exhibit


10.1 US$250,000,000 Amended And Restated Credit Agreement, dated as of April 14, 1997 (amending and restating the Credit Agreement dated as of January 9, 1997), among ADT Operations, Inc., as the Borrower, and Certain Commercial Lending Institutions as the Lenders, and the Bank of Nova Scotia as the Agent for the Lenders.

10.2 Amendment and Assignment Agreement, dated as of April 14, 1997, among ADT Operations, Inc., as the Borrower, and Certain Commercial Lending Institutions as the Lenders, and the Bank of Nova Scotia as the Agent for the Lenders.

11.1  Statement regarding the computation of earnings per common share.

27    Financial Data Schedule (for SEC use only).