Form 10-Q
period 1997-06-30
TYCO INTERNATIONAL LTD /BER/
filed 1997-08-14
CIK 833444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                        Commission file number 0-16979
______________________________________________________________________________

                          TYCO INTERNATIONAL LTD.
                       (formerly named ADT LIMITED)
          (Exact Name of Registrant as Specified in its Charter)


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

Registrant's telephone number, including area code 441-292-2033*   *See page i
______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 YES [X] NO [ ]

At August 6, 1997, the number of shares outstanding of the registrant's common shares par value $0.20 per share was 243,231,006 shares.

                                  ADT LIMITED
                    (since renamed TYCO INTERNATIONAL LTD.)

                              INDEX TO FORM 10-Q
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                          PAGE

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS
        ENDED JUNE 30, 1997 AND 1996.......................................  1
        CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
        ENDED JUNE 30, 1997 AND 1996.......................................  2
        CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1997 AND
        DECEMBER 31, 1996..................................................  3
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
        ENDED JUNE 30, 1997 AND 1996.......................................  4
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................  5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................... 19

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................. 26
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 27
SIGNATURE.................................................................. 27

Registered and Principal Executive Offices

The registered and principal executive offices of Tyco International Ltd. (formerly named ADT Limited) are located at Cedar House, 41 Cedar Avenue, Hamilton HM12, Bermuda. The executive offices of the subsidiary which supervises the Company's North American activities are located in the United States at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is 603-778-9700.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income (unaudited)

Six months ended June 30                                   1997        1996
                                                            $m          $m

Net sales                                                  923.9       833.7
Cost of sales                                             (470.4)     (445.1)
Selling, general and administrative expenses              (339.2)     (270.9)
Charge for the impairment of long-lived assets                 -      (744.7)
                                                          -------     -------
Operating income (loss)                                    114.3      (627.0)
Interest income                                             13.3        12.8
Interest expense                                           (43.1)      (54.1)
Other expenses less income                                  (0.2)        0.7
                                                          -------     -------
Income (loss) before income taxes                           84.3      (667.6)
Income taxes                                               (27.4)       (7.3)
                                                          -------     -------
Income (loss) before extraordinary items                    56.9      (674.9)
Extraordinary items                                            -        (1.2)
                                                          -------     -------
Net income (loss)                                           56.9      (676.1)
                                                          =======     =======
Primary earnings (loss) per common share                       $           $
Income (loss) before extraordinary items                    0.36       (4.95)
Extraordinary items                                            -       (0.01)
                                                          -------     -------
Net income (loss) per common share                          0.36       (4.96)
                                                          =======     =======
Fully diluted earnings (loss) per common share                 $           $
Income (loss) before extraordinary items                    0.35       (4.95)
Extraordinary items                                            -       (0.01)
                                                          -------     -------
Net income (loss) per common share                          0.35       (4.96)
                                                          =======     =======

See notes to consolidated financial statements

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Income (unaudited)

Three months ended June 30                                  1997        1996
                                                             $m          $m

Net sales                                                  463.2       422.4
Cost of sales                                             (231.1)     (223.6)
Selling, general and administrative expenses              (183.7)     (139.0)
                                                          -------     -------
Operating income                                            48.4        59.8
Interest income                                              8.6         6.3
Interest expense                                           (21.7)      (26.7)
Other expenses less income                                  (0.2)        1.0
                                                          -------     -------
Income before income taxes                                  35.1        40.4
Income taxes                                               (13.2)       (9.7)
                                                          -------     -------
Income before extraordinary items                           21.9        30.7
Extraordinary items                                            -        (1.2)
                                                          -------     -------
Net income                                                  21.9        29.5
                                                          =======     =======
Primary earnings per common share                              $           $
Income before extraordinary items                           0.13        0.22
Extraordinary items                                            -       (0.01)
                                                          -------     -------
Net income per common share                                 0.13        0.21
                                                          =======     =======
Fully diluted earnings per common share                        $           $
Income before extraordinary items                           0.13        0.21
Extraordinary items                                            -       (0.01)
                                                          -------     -------
Net income per common share                                 0.13        0.20
                                                          =======     =======
See notes to consolidated financial statements

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Balance Sheets (unaudited)
                                                         June 30   December 31
                                                          1997        1996
                                                           $m          $m

Assets
Current assets:
Cash and cash equivalents                                  482.1       215.9
Accounts receivable - net                                  283.2       210.7
Inventories                                                 47.4        39.2
Prepaid expenses and other current assets                   67.5       117.0
                                                         -------     -------
Total current assets                                       880.2       582.8

Property, plant and equipment - net                      1,572.3     1,513.6
Goodwill and other intangibles - net                       494.3       458.0
Long-term investments                                      106.5       100.6
Other long-term assets                                      69.9        75.4
                                                         -------     -------
Total assets                                             3,123.2     2,730.4
                                                         =======     =======
Liabilities and shareholders' equity
Current liabilities:
Short-term debt                                             60.0       209.2
Accounts payable                                           167.7       138.0
Deferred revenue                                           158.9       146.1
Other current liabilities                                  265.4       293.6
                                                         -------     -------
Total current liabilities                                  652.0       786.9

Long-term debt                                           1,065.8       910.1
Deferred income taxes                                      113.9        91.5
Other long-term liabilities                                171.2       182.1
                                                         -------     -------
Total liabilities                                        2,002.9     1,970.6
                                                         -------     -------
Shareholders' equity:
Common shares                                               15.8        14.1
Additional paid-in capital
   Share premium                                         1,193.2       882.5
   Contributed surplus                                   1,563.5     1,563.1
Treasury shares                                            (79.7)      (79.7)
Accumulated deficit                                     (1,540.3)   (1,598.8)
Cumulative currency translation adjustments                (32.2)      (21.4)
                                                         -------     -------
Total shareholders' equity                               1,120.3       759.8
                                                         -------     -------
Total liabilities and shareholders' equity               3,123.2     2,730.4
                                                         =======     =======
See notes to consolidated financial statements

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30                                    1997        1996
                                                             $m          $m
Cash flows from operating activities
Net income (loss)                                           56.9      (676.1)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                 -       744.7
Depreciation                                               103.7        99.0
Goodwill and other intangibles amortization                 11.6         8.9
Interest on ITS Vendor Note                                 (5.0)       (4.3)
Liquid Yield Option Notes discount amortization             10.6        10.0
Refinancing costs amortization                               2.0         1.8
Deferred income taxes                                       23.6         2.0
Extraordinary items                                            -         1.2
Gain on disposal of investment in associate                    -        (1.2)
Loss on currency transactions                                2.7         0.5
Other                                                       (1.8)        0.4
Changes in assets and liabilities                          (65.8)      (16.3)
                                                          -------     -------
Net cash provided by operating activities                  138.5       170.6
                                                          -------     -------
Cash flows from investing activities
Purchase of property, plant and equipment - net           (195.5)     (158.1)
Acquisition of businesses                                   (6.1)      (24.4)
Purchase of customer contracts                             (41.4)      (10.1)
Proceeds from litigation settlement                         77.5           -
Disposal of investment in and loans to associate               -        15.4
Purchase of other investments                               (3.0)       (3.8)
Disposal of other investments                                5.0         2.7
Other                                                       (0.8)       (1.1)
                                                          -------     -------
Net cash utilized by investing activities                 (164.3)     (179.4)
                                                          -------     -------
Cash flows from financing activities
Net (repayments) receipts of short-term debt              (164.1)       (3.3)
Repayments of long-term debt                                   -       (15.5)
Proceeds from long-term debt                               143.4         1.3
Purchase of senior subordinated notes                          -       (24.0)
Proceeds from issue of common shares                       312.3        15.9
Other                                                        0.5        (0.1)
                                                          -------     -------
Net cash provided (utilized) by financing activities       292.1       (25.7)
                                                          -------     -------
Effect of currency translation on cash and
   cash equivalents                                         (0.1)       (0.5)
                                                          -------     -------
Net increase (decrease) in cash and cash equivalents       266.2       (35.0)
Cash and cash equivalents at beginning of period           215.9       350.9
                                                          -------     -------
Cash and cash equivalents at end of period                 482.1       315.9
                                                          =======     =======

See notes to consolidated financial statements

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited)

(i)     Basis of presentation

The accompanying unaudited interim consolidated financial statements incorporate the financial statements of ADT Limited ("ADT") (since renamed Tyco International Ltd.), a company incorporated in Bermuda, and its subsidiaries (the "Company") and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with generally accepted accounting principles in the United States. Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature, except that the financial year end of Automated Security (Holdings) PLC ("ASH") has now been aligned to that of the Company's and, accordingly, ASH's consolidated results of operations for December 1996 of $0.9 million have been charged to the accumulated deficit account and not to the consolidated statements of income. THE ACCOMPANYING UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF ADT ARE PREPARED AND PRESENTED WITHOUT TAKING EFFECT OF THE MERGER WITH TYCO INTERNATIONAL LTD. WHICH WAS CONSUMMATED AFTER THE PERIOD END ON JULY 2, 1997 (NOTE (X)). The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain figures at December 31, 1996 and for the three months and six months ended June 30, 1996 have been reclassified to conform to the 1997 presentation. Results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996. ADT is a holding company with no independent business operations or assets other than its investment in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. ADT's businesses are conducted through its subsidiaries.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(ii)    Business segments

Six months ended June 30                                    1997        1996
                                                             $m          $m

Net sales
Electronic security services                               747.0       683.8
Vehicle auction services                                   176.9       149.9
                                                           -----       -----
                                                           923.9       833.7
                                                           =====       =====
Operating income (loss)
Electronic security services                               129.8      (625.1)
Vehicle auction services                                    32.0        10.7
Corporate                                                  (47.5)      (12.6)
                                                           -----       -----
                                                           114.3      (627.0)
                                                           =====       =====

In the first quarter of 1996, electronic security services and vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $731.7 million and $13.0 million, respectively.

In the six months ended June 30, 1997, corporate expenses included $31.5 million related to professional and other transaction costs arising in connection with the merger with Tyco International Ltd. and the offer by and litigation with Western Resources, Inc.

Net sales and operating income (loss) of the electronic security services and vehicle auction services divisions are discussed in Item 2.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

Three months ended June 30                                  1997        1996
                                                             $m          $m

Net sales
Electronic security services                               373.3       347.1
Vehicle auction services                                    89.9        75.3
                                                           -----       -----
                                                           463.2       422.4
                                                           =====       =====
Operating income
Electronic security services                                64.1        54.1
Vehicle auction services                                    16.6        12.9
Corporate                                                  (32.3)       (7.2)
                                                           -----       -----
                                                            48.4        59.8
                                                           =====       =====

In the second quarter of 1997, corporate expenses included $21.9 million related to professional and other transaction costs arising in connection with the merger with Tyco International Ltd. and the offer by and litigation with Western Resources, Inc.

Net sales and operating income of the electronic security services and vehicle auction services divisions are discussed in Item 2.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(iii)   Interest income and interest expense

Interest income and interest expense are discussed in Item 2.

(iv)    Other income less expenses

Other income less expenses for the six months ended June 30, 1996 included net gains of $1.2 million relating to the disposal of investment in associate.

(v)     Extraordinary items

During the second quarter of 1996, the Company reacquired in the market certain of its senior subordinated notes, which was financed from cash on hand. Extraordinary items comprised the loss arising on reacquisition of $0.8 million and the write off of net unamortized deferred refinancing costs of $0.6 million relating to the early extinguishment of certain amounts outstanding under the senior subordinated notes, and were stated net of applicable income taxes of $0.2 million.

(vi)    Earnings (loss) per common share

The calculation of primary earnings (loss) per common share in the six months ended June 30, 1997 was based on the weighted average of 155,978,929 (1996 - 136,451,264) common shares in issue during the period, which in 1996 did not include common stock equivalents because their effect was anti-dilutive as a consequence of the net loss for the period. Common stock equivalents included in the weighted average number of common shares in issue during the six months ended June 30, 1997 was 8,840,758. Primary earnings (loss) per common share was based on adjusted net income of $56.9 million (1996 - $676.3 million loss).

The calculation of primary earnings per common share in the three months ended June 30, 1997 was based on the weighted average of 162,797,262 (1996 - 142,231,258) common shares in issue during the period. Primary earnings per common share was based on adjusted net income of $21.9 million (1996 - $29.4 million).

The calculation of fully diluted earnings per common share in the six months ended June 30, 1997 was based on the weighted average of 180,465,800 common shares in issue during the period and was based on adjusted net income of $63.8 million.

The calculation of fully diluted earnings per common share in the three months ended June 30, 1997 was based on the weighted average of 163,815,191 (1996 - 164,695,348) common shares in issue during the period and was based on adjusted net income of $21.9 million (1996 - $32.7 million).

The Company will be required to adopt Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. SFAS 128 specifies the revised computation, presentation

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(vi)    Earnings (loss) per common share (continued)

and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion No. 15. The impact that adoption of SFAS 128 would have on primary (to be renamed basic) earnings per common share and fully diluted (to be renamed diluted) earnings per common share for the six months ended June 30, 1997 would be to revise such data to $0.39 and $0.36, respectively. There would be no impact on the comparable earnings per common share for the six months ended June 30, 1996. The impact on primary and fully diluted earnings per common share for the three months ended June 30, 1997 would be to revise such data to $0.14 and $0.13, respectively (1996 - $0.21 and $0.20, respectively).

(vii)    Inventories
                                                         June 30   December 31
                                                           1997       1996
                                                            $m         $m

Raw materials and consumables                               12.0         8.6
Work in process                                             21.6        18.9
Finished goods                                              13.8        11.7
                                                            ----        ----
                                                            47.4        39.2
                                                            ====        ====
(viii)    Common shares
                                                       June 30     December 31
                                                         1997         1996
                                                     -----------   -----------
Number of common shares of $0.10 each:
Authorized                                           220,000,000   220,000,000
Issued and outstanding                               157,694,317   141,382,697

In July 1996, ADT granted to Republic Industries, Inc. ("Republic"), a warrant to acquire 15 million common shares of ADT at an exercise price of $20 per common share. In March 1997 the warrant was exercised by Republic and ADT received $300 million in cash.

(ix)    Contingencies

In December 1996, Westar Capital, Inc. ("WCI"), a wholly owned subsidiary of Western Resources, Inc. and then a 27% shareholder of ADT, filed a complaint (as subsequently amended) in the US Courts against ADT, certain of its current and former directors, and one other. The complaint alleges, among other things, that ADT and its directors breached their fiduciary duties to WCI and ADT's other shareholders (a) by adopting and amending the Shareholder Rights Plan, and (b) by issuing to Republic a warrant. The complaint seeks a court order (a) directing ADT to redeem the Shareholder Rights Plan, and (b) declaring the warrant issued to Republic null and void. The complaint also seeks unspecified damages, attorneys' fees and costs.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(ix)    Contingencies (continued)

Accordingly, an estimate of any potential loss or range of possible losses, if any, cannot be made. On July 11, 1997 ADT and WCI filed a joint motion to stay the Florida proceedings. ADT and its board of directors believe that the allegations in WCI's complaint against ADT and its directors are without merit and intend vigorously to defend against them.


(x)    Subsequent events

On July 2, 1997, a wholly owned subsidiary of ADT merged with Tyco International Ltd. (the "Former Tyco"). Shareholders of ADT, through a reverse stock split, received 0.48133 shares of ADT's common stock for each share of ADT common stock outstanding, and the Former Tyco shareholders received one share of ADT's common stock for each share of the Former Tyco common stock outstanding (approximately 168.4 million common shares were issued to the Former Tyco shareholders).

The transaction qualifies for pooling of interests accounting treatment, which is intended to present as a single interest, common shareholder interests which were previously independent. Supplemental historical consolidated financial statements have been prepared accounting for the merger using the pooling of interests method of accounting and filed under a Current Report on Form 8-K on July 10, 1997, to which reference should be made.

Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd.

On July 2, 1997, shareholders of ADT approved the consolidation and division of the common shares of $0.10 each in the capital of ADT into new common shares of $0.20 each, and also approved an increase in the authorized number of common shares of $0.20 each to 750,000,000.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(x)    Subsequent events (continued)

In July 1997, the board of directors of the Company determined that an additional 5 million (making 7.5 million in total) of the Company's convertible cumulative redeemable preference shares of $1 each be classified as Series A First Preference Shares and reserved for issuance upon exercise of Series A First Preference Share Purchase Rights, pursuant to the Shareholder Rights Plan.

In July 1997, the Company tendered for its $250.0 million senior notes and its $294.1 million senior subordinated notes. As a result, 96.2 per cent of the senior notes and 95.2 per cent of the senior subordinated notes were tendered. The Company paid an aggregate amount of $551.9 million, including premium, to the note holders, which was financed by a new bank credit agreement entered into by a then affiliate of the Company and which was guaranteed by ADT.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Consolidated statements of income

Six months ended June 30                                    1997        1996
                                                             $m          $m

Net sales                                                  686.0       593.1
Cost of sales                                             (331.9)     (291.6)
Selling, general and administrative expenses              (229.2)     (202.6)
Charge for the impairment of long-lived assets                 -      (316.4)
                                                           -----       -----
Operating income (loss)                                    124.9      (217.5)
Interest income - affiliates                                 1.1           -
Interest income - non-affiliates                             0.4         1.5
Interest expense - affiliates                              (43.2)      (15.5)
Interest expense - non-affiliates                          (39.0)      (37.4)
Other expenses less income                                  (1.8)       23.7
                                                           -----       -----
Income (loss) before income taxes                           42.4      (245.2)
Income taxes                                               (14.9)      (14.1)
                                                           -----       -----
Income (loss) before extraordinary items                    27.5      (259.3)
Extraordinary items                                            -        (0.4)
                                                           -----       -----
Net income (loss)                                           27.5      (259.7)
                                                           =====       =====

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(xi)    ADT Operations, Inc. (continued)

Consolidated statements of income

Three months ended June 30                                  1997       1996
                                                             $m         $m

Net sales                                                  346.8       297.7
Cost of sales                                             (164.9)     (145.4)
Selling, general and administrative expenses              (117.8)     (103.5)
                                                           -----       -----
Operating income                                            64.1        48.8
Interest income - non-affiliates                             0.1         0.9
Interest expense - affiliates                              (21.9)       (8.0)
Interest expense - non-affiliates                          (18.7)      (18.5)
Other expenses less income                                  (1.7)       (2.0)
                                                           -----       -----
Income before income taxes                                  21.9        21.2
Income taxes                                                (7.7)       (7.5)
                                                           -----       -----
Income before extraordinary items                           14.2        13.7
Extraordinary items                                            -        (0.4)
                                                           -----       -----
Net income                                                  14.2        13.3
                                                           =====       =====

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(xi)    ADT Operations, Inc. (continued)

Consolidated balance sheets
                                                         June 30   December 31
                                                           1997       1996
                                                            $m         $m
Current assets:
Cash and cash equivalents                                   61.2        82.9
Accounts receivable - net - affiliates                      26.3        44.4
Accounts receivable - net - non-affiliates                 219.4       149.4
Inventories                                                 27.6        21.6
Prepaid expenses and other current assets                   54.5        22.9
                                                         -------     -------
Total current assets                                       389.0       321.2

Property, plant and equipment - net                      1,194.5     1,131.3
Goodwill and other intangibles - net                       352.1       351.1
Long-term notes receivable - affiliates                        -        51.3
Other long-term assets                                      29.3        31.2
                                                         -------     -------
Total assets                                             1,964.9     1,886.1
                                                         =======     =======
Liabilities and shareholder's equity
Current liabilities:
Short-term debt - non-affiliates                            53.8       129.8
Accounts payable - affiliates                               11.5        14.5
Accounts payable - non-affiliates                          147.1        91.8
Deferred revenue                                            74.9        72.4
Other current liabilities - non-affiliates                 126.0       143.5
                                                         -------     -------
Total current liabilities                                  413.3       452.0

Long-term debt - affiliates                                690.6       690.1
Long-term debt - non-affiliates                            887.4       877.2
Deferred income taxes                                       92.2        78.9
Other long-term liabilities - affiliates                   110.8       117.4
Other long-term liabilities - non-affiliates               120.5       119.4
                                                         -------     -------
Total liabilities                                        2,314.8     2,335.0
                                                         -------     -------
Shareholder's equity:
Common shares                                                  -           -
Contributed surplus                                        930.0       858.5
Accumulated deficit                                     (1,279.9)   (1,307.4)
                                                         -------     -------
Total shareholder's equity                                (349.9)     (448.9)
                                                         -------     -------
Total liabilities and shareholder's equity               1,964.9     1,886.1
                                                         =======     =======

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(xi)    ADT Operations, Inc. (continued)

Consolidated statements of cash flows

Six months ended June 30                                    1997       1996
                                                             $m         $m
Cash flows from operating activities
Net income (loss)                                           27.5      (259.7)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Charge for the impairment of long-lived assets                 -       316.4
Depreciation                                                71.5        69.0
Goodwill and other intangibles amortization                  5.9         5.6
Interest on long-term notes receivable - affiliates         (1.0)          -
Liquid Yield Option Notes discount amortization             10.6        10.0
Refinancing costs amortization                               1.9         1.6
Deferred income taxes                                       13.3        12.4
Extraordinary items                                            -         0.4
Gain on customer contract transactions - affiliates            -       (26.8)
Other                                                       (0.4)       (0.4)

Changes in assets and liabilities                          (42.3)        7.3
                                                           -----       -----
Net cash provided by operating activities                   87.0       135.8
                                                           -----       -----
Cash flows from investing activities
Purchase of property, plant and equipment - net           (143.9)     (125.5)
Short-term notes receivable - affiliates                     8.0           -
Long-term notes receivable - affiliates                     52.3           -
Acquisition of businesses from non-affiliates               (6.1)      (24.4)
Purchase of customer contracts                              (0.4)       (4.0)
Disposal of assets to affiliates                               -        73.5
Other                                                       (0.5)       (0.8)
                                                           ------      -----
Net cash utilized by investing activities                  (90.6)      (81.2)
                                                           -----       -----
Cash flows from financing activities
Net (repayments) receipts of short-term debt -
    non-affiliates                                         (88.5)       (2.6)
Proceeds from long-term debt - affiliates                      -        31.5
Repayments of long-term debt - non-affiliates                  -       (15.0)
Capital contributions from parent                           71.5           -
Other                                                       (1.1)          -
                                                           -----       -----
Net cash (utilized) provided by financing activities       (18.1)       13.9
                                                           -----       -----
Net (decrease) increase in cash and cash equivalents       (21.7)       68.5
Cash and cash equivalents at beginning of period            82.9        54.0
                                                           -----       -----
Cash and cash equivalents at end of period                  61.2       122.5
                                                           =====       =====

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(xi)    ADT Operations, Inc. (continued)

Business segments

Six months ended June 30                                    1997        1996
                                                             $m          $m

Net sales
Electronic security services                               509.1       443.2
Vehicle auction services                                   176.9       149.9
                                                           -----       -----
                                                           686.0       593.1
                                                           =====       =====
Operating income (loss)
Electronic security services                                93.4      (227.2)
Vehicle auction services                                    32.0        10.7
Corporate                                                   (0.5)       (1.0)
                                                           -----       -----
                                                           124.9      (217.5)
                                                           =====       =====

In the first quarter of 1996, electronic security services and vehicle auction services operating income was stated after a charge for the impairment of long-lived assets of $303.4 million and $13.0 million, respectively.

Three months ended June 30                                  1997        1996
                                                             $m          $m

Net sales
Electronic security services                               256.9       222.4
Vehicle auction services                                    89.9        75.3
                                                           -----       -----
                                                           346.8       297.7
                                                           =====       =====
Operating income
Electronic security services                                47.9        36.8
Vehicle auction services                                    16.6        12.9
Corporate                                                   (0.4)       (0.9)
                                                           -----       -----
                                                            64.1        48.8
                                                           =====       =====

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(xi)    ADT Operations, Inc. (continued)

                                                         June 30   December 31
                                                           1997       1996
                                                            $m         $m

Inventories
Raw materials and consumables                                9.4         6.0
Work in process                                             12.5        11.4
Finished goods                                               5.7         4.2
                                                            ----        ----
                                                            27.6        21.6
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

At June 30, 1997, ADT Operations, Inc. had $81.0 million of Senior Indebtedness related to letters of credit issued under the terms of the revolving bank credit agreement and $250.0 million of Senior Indebtedness related to the Senior Notes, (in each case as defined in the Senior Subordinated Note Indenture).

At June 30, 1997, ADT had $141.5 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture, but excluding Indebtedness in respect of guarantees issued by ADT of debt of ADT Operations, Inc. or its subsidiaries). At June 30, 1997, the subsidiary guarantors had $60.2 million of Guarantor Senior Indebtedness (as defined in the Senior Note Indenture), in each case ranking pari passu in right of payment with the Senior Note Guarantees.

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

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes to Consolidated Financial Statements (unaudited) (continued)

(xi)    ADT Operations, Inc. (continued)

                                                         June 30   December 31
                                                           1997       1996

Common shares
Number of common shares of $0.10 each:
Authorized                                                10,000      10,000
Issued and outstanding                                     1,820       1,820

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

The following discussion of results of operations addresses net sales, operating income (loss) and certain other line items in the consolidated financial statements.

Net sales

Six months ended June 30                                    1997        1996
                                                             $m          $m

Electronic security services                               747.0       683.8
Vehicle auction services                                   176.9       149.9
                                                           -----       -----
Net sales                                                  923.9       833.7
                                                           =====       =====

Operating income (loss) and income (loss) before income taxes

Six months ended June 30                                    1997        1996
                                                             $m          $m

Electronic security services                               129.8      (625.1)
Vehicle auction services                                    32.0        10.7
Corporate expenses                                         (47.5)      (12.6)
                                                           -----       -----
Operating income (loss)                                    114.3      (627.0)
                                                           -----       -----
Interest income                                             13.3        12.8
Interest expense                                           (43.1)      (54.1)
Other expenses less income                                  (0.2)        0.7
                                                           -----       -----
Income (loss) before income taxes                           84.3      (667.6)
                                                           =====       =====
Charge for the impairment of long-lived assets                 -       744.7
Depreciation and amortization                              115.3       107.9
Capital expenditures                                       198.0       160.2

Corporate expenses and other expenses less income are discussed in Item 1.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net sales

Three months ended June 30                                  1997        1996
                                                             $m          $m

Electronic security services                               373.3       347.1
Vehicle auction services                                    89.9        75.3
                                                           -----       -----
Net sales                                                  463.2       422.4
                                                           =====       =====
Operating income and income before income taxes

Three months ended June 30                                  1997        1996
                                                             $m          $m

Electronic security services                                64.1        54.1
Vehicle auction services                                    16.6        12.9
Corporate expenses                                         (32.3)       (7.2)
                                                           -----       -----
Operating income                                            48.4        59.8
                                                           -----       -----
Interest income                                              8.6         6.3
Interest expense                                           (21.7)      (26.7)
Other expenses less income                                  (0.2)        1.0
                                                           -----       -----
Income before income taxes                                  35.1        40.4
                                                           =====       =====
Depreciation and amortization                               57.5        55.0
Capital expenditures                                        96.4        83.6

Corporate expenses and other expenses less income are discussed in Item 1.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Electronic Security Services - Results of operations

Six months ended June 30, 1997 compared with six months ended June 30, 1996

Net sales of the division, which represented approximately 81 per cent of the Company's consolidated net sales, increased 9.2 per cent in 1997 to $747.0 million from $683.8 million in 1996. This sales increase was attributable to an increase of $50.6 million in the sales of the North American operations and a $12.6 million increase in the sales of the European operations. In North America the increase in sales was due to increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems and a solid improvement in outright sales and installation revenues in the commercial sector. Approximately 177,000 new residential security systems were installed in 1997 compared with approximately 129,000 systems in 1996. However, due to price competition in the market place, residential installation revenues showed a modest decline in 1997 compared with 1996. Growth in recurring revenues in the commercial sector in the United States showed a solid improvement. In Europe the increase in sales was principally due to a significant improvement in revenue from outright sales in the commercial sector.

Operating results of the division increased to $129.8 million income in 1997 from a $625.1 million loss in 1996, due to a charge for the impairment of long-lived assets of $731.7 million in the first quarter of 1996.

Operating income of the division before the charge for the impairment of long-lived assets increased 21.8 per cent in 1997 to $129.8 million from $106.6 million in 1996. Operating income before the charge for the impairment of long-lived assets as a percentage of net sales ("operating margin") increased to 17.4 per cent in 1997 from 15.6 per cent in 1996. The increase in operating income before the charge for the impairment of long-lived assets and the increase in operating margin reflected the continuing success of the residential security system sales program, which has achieved further advances in recurring revenues in 1997, and an improvement in outright sales in the commercial sector. However, this improvement has been offset by continued price competition which has caused the contribution from residential installation revenue and residential outright sales to remain flat. In Europe operating income increased due to the margins on improved sales.

Three months ended June 30, 1997 compared with three months ended June 30, 1996

Net sales of the division, which represented approximately 81 per cent of the Company's consolidated net sales, increased 7.5 per cent in 1997 to $373.3 million from $347.1 million in 1996. This sales increase was principally attributable to an increase of $26.9 million in the sales of the North American operations. In North America the increase in sales was due to increased recurring monitoring and maintenance revenues arising from a larger base of residential security systems and a solid improvement in outright sales and installation revenues in the commercial sector. Approximately 89,000 new residential security systems were installed in 1997 compared with approximately 69,000 systems in 1996. However, due to price competition in the market place, residential installation revenues showed a modest decline in 1997 compared with 1996. Growth in recurring revenues in the commercial sector in the United States showed a solid improvement.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating income of the division increased 18.5 per cent in 1997 to $64.1 million from $54.1 million in 1996. Operating margin increased to 17.2 per cent in 1997 from 15.6 per cent in 1996. The increase in operating income and the increase in operating margin reflected the continuing success of the residential security system sales program, which has achieved further advances in recurring revenues in 1997, and an improvement in outright sales in the commercial sector. However, this improvement has been offset by continued price competition which has caused the contribution from residential installation revenue and residential outright sales to remain flat. In Europe, operating income showed a small decline due to a change in business mix.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Vehicle Auction Services - Results of operations

Six months ended June 30, 1997 compared with six months ended June 30, 1996

Net sales of the division, which represented approximately 19 per cent of the Company's consolidated net sales, increased 18.0 per cent in 1997 to $176.9 million from $149.9 million in 1996. The volume of vehicles sold increased by approximately 14 per cent which was principally due to increases in the volume of vehicles sold for fleet lease customers and vehicle manufacturers of approximately 25 per cent each.

Operating income of the division increased to $32.0 million in 1997 from $10.7 million in 1996. $13 million of the increase was due to a charge for the impairment of long-lived assets in the first quarter of 1996.

Operating income of the division before the charge for the impairment of long-lived assets increased 35.0 per cent in 1997 to $32.0 million from $23.7 million in 1996. Operating margin increased to 18.1 per cent in 1997 from
15.8 per cent in 1996. The increase in operating income and operating margin were due principally to the significant increase in volume of vehicles sold. The ratio of vehicles sold to vehicles entered for sale increased to 61.0 per cent in 1997 from 58.4 per cent in 1996, which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

Three months ended June 30, 1997 compared with three months ended June 30, 1996

Net sales of the division, which represented approximately 19 per cent of the Company's consolidated net sales, increased 19.4 per cent in 1997 to $89.9 million from $75.3 million in 1996. The volume of vehicles sold increased by approximately 15 per cent which was principally due to increases in the volume of vehicles sold for fleet lease customers and vehicle manufacturers of approximately 24 per cent and approximately 33 per cent, respectively.

Operating income of the division increased 28.7 per cent in 1997 to $16.6 million from $12.9 million in 1996. Operating margin increased to 18.5 per cent in 1997 from 17.1 per cent in 1996. The increase in operating income and operating margin were due principally to the significant increase in volume of vehicles sold. The ratio of vehicles sold to vehicles entered for sale increased to 59.4 per cent in 1997 from 56.7 per cent in 1996, which was due to a higher proportion of vehicles entered for sale by fleet lease customers.

Corporate Expense

Corporate expense, included in selling, general and administrative expenses, increased to $47.5 million in the six months ended June 30, 1997 from $12.6 million in the six months ended June 30, 1996 primarily due to $31.5 million related to professional and other transaction costs arising in connection with the merger with Tyco International Ltd. and the offer by and litigation with Western Resources, Inc.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate expense increased to $32.3 million in the second quarter of 1997 from $7.2 million in the second quarter of 1996 primarily due to $21.9 million related to the professional and transaction costs described above.

Interest income and interest expense

Interest income increased to $13.3 million in the six months ended June 30, 1997 from $12.8 million in the six months ended June 30, 1996, partly due to the increase in the average level of cash deposits held by the Company in 1997. During the six months ended June 30, 1997 interest income included $5.0 million (1996 - $4.3 million) relating to the ITS Vendor Note.

Interest expense declined from $54.1 million in the six months ended June 30, 1996 to $43.1 million in the six months ended June 30, 1997, principally due to the repayments by the Company during the latter part of 1996 of long-term debt owed by the ASH group. During the six months ended June 30, 1997 interest expense included $10.6 million (1996 - $10.0 million) relating to Liquid Yield Option Notes discount amortization.

Interest income increased to $8.6 million in the second quarter of 1997 from $6.3 million in the second quarter of 1996, partly due to the increase in the average level of cash deposits held by the Company in 1997. During the second quarter of 1997 interest income included $2.5 million (1996 - $2.2 million) relating to the ITS Vendor Note.

Interest expense declined from $26.7 million in the second quarter of 1996 to $21.7 million in the second quarter of 1997, principally due to the repayments by the Company during the latter part of 1996 of long-term debt owed by the ASH group. During the second quarter of 1997 interest expense included $5.3 million (1996 - $5.0 million) relating to Liquid Yield Option Notes discount amortization.

Liquidity and capital resources

The net increase in cash and cash equivalents amounted to $266.2 million, after the negative effect of currency translation on cash and cash equivalents of $0.1 million. Net cash of $138.5 million provided by operating activities and $292.1 million provided by financing activities was offset by net cash utilized by investing activities of $164.3 million.

Net cash provided by operating activities of $138.5 million principally included cash provided by the Company's electronic security services and vehicle auction services divisions less other expenses and adjusted for the net increase in working capital. Within the net increase of $65.8 million in working capital, increases in accounts receivable of $72.0 million and other assets of $25.8 million were offset by a net increase in liabilities of $32.0 million, principally relating to increases in accounts payable and deferred revenue and a decrease in other liabilities. The movements in accounts receivable and accounts payable were principally due to the timing of cash receipts and payments in the vehicle auction business in respect of vehicle sales which took place in the latter part of June 1997, together with an increase in accounts receivable in the electronic security services division.

The movement in deferred revenue was principally due to the timing of billings within the electronic security services division.

Net cash utilized by investing activities of $164.3 million was principally due to capital expenditures of $180.5 million and $15.6 million in the electronic security services and vehicle auction services divisions, respectively, $41.4 million relating to the purchase of customer contracts to provide electronic security monitoring and $6.1 million relating to the acquisition of an electronic security services business in the United States. These were principally offset by the receipt of $77.5 million of litigation settlement proceeds.

Net cash provided by financing activities of $292.1 million was principally due to proceeds of $143.4 million from long-term debt and $312.3 million of proceeds from the issue of common shares, including $300.0 million relating to the Republic warrant, which was principally offset by net repayments of $164.1 million of short-term debt.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company believes that the working capital at June 30, 1997, its available credit facilities and the current cash flows from operations are adequate for the Company's normal growth and operating needs, the funding of its capital expenditures and the current servicing of its debt requirements.

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

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 1, Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, for a description of existing litigation against the Company. The following description supplements the information contained in the Form 10-Q:

On June 10, 1997, Westar Capital, Inc. ("WCI") withdrew its motions for preliminary injunctions originally filed on January 23, 1997, and March 24, 1997. On or about June 13, 1997, these injunction motions were denied by the Court as being moot due to their withdrawal. On July 11, 1997, ADT's motion to dismiss the Fourth Amended Complaint was denied by the Court. On the same date, ADT and WCI filed a joint motion to stay the Florida proceedings.

On June 25, 1997, the Court dismissed the claims of ADT Operations, Inc. ("ADT Operations") against The Chase Manhattan Bank, N.A. ("Chase") which had alleged breaches of fiduciary duties by Chase. The remainder of the action, including claims that Chase misused confidential information, were discontinued without prejudice by the parties on July 9, 1997.

On May 29, 1997 WCI applied to the Supreme Court of Bermuda (the "Bermuda Court") to amend its petition by adding claims that certain actions by the ADT's board of directors were in breach of the board members' fiduciary duties and damaging to the interests of ADT and ADT's shareholders including WCI, and seeking, in the alternative to the request for an order from the Bermuda Court to enjoin the merger of ADT and the Former Tyco (the "Merger"), an order that ADT must offer to purchase, in cash, the Common Shares owned by WCI at a price equal to the consideration provided for in the Merger or, if higher, at their fair value as assessed by the Bermuda Court. WCI's application to amend its petition was heard on June 12 and 13, 1997. At the hearing, WCI was given permission to amend its petition.

On June 4, 1997, ADT was issued notice that Crandon Capital Partners voluntarily dismissed its action without prejudice.

The Company has been informed by counsel acting for Mr. C. Gachot that his action filed in the US Courts against ADT and certain of its directors, among others, will not be pursued further.

On August 14, 1997, the Company and Western entered into an agreement to dismiss or discontinue all outstanding litigation between the Company and Western or their respective subsidiaries.

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1 First Supplemental Indenture to the Indenture, dated as of August 4, 1993, among ADT Operations, Inc., the Guarantors Named Therein and The Chase Manhattan Bank, as Trustee, dated as of July 1, 1997, in respect of the $250,000,000 8-1/4% Senior Notes due 2000.

10.2 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $250,000,000 8-1/4% Senior Notes due 2000.

10.3 First Supplemental Indenture to the Indenture, dated as of August 4, 1993, among ADT Operations, Inc., ADT Limited, as Guarantor, and The Bank of New York, as Trustee, date as of July 1, 1997, in respect of the $350,000,000 9-1/4% Senior Subordinated Notes due 2003.

10.4 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $350,000,000 9-1/4% Senior Subordinated Notes due 2003.

10.5 Credit Agreement Amendment No. 1 and Consent, dated as of June 27, 1997, among ADT Operations, Inc., The Bank of Nova Scotia and the Lenders named therein amending the Credit Agreement, dated as of January 9, 1997 and as amended and restated as of April 14, 1997.

10.6 ADT Limited Guaranty Waiver and Consent, dated as of June 27, 1997 between ADT Limited and The Bank of Nova Scotia waiving certain provisions of the Guaranty given by ADT Limited dated as of January 9, 1997.

10.7 ADT Limited Guaranty Waiver and Consent No. 2 dated as of June 27, 1997, between ADT Limited and The Bank of Nova Scotia waiving certain provisions of the Guaranty given by ADT Limited dated as of January 9, 1997.

10.8    Facility Agreement Amendment No. 1 and Waiver, dated as of June 30,
        1997.

11.1    Statement regarding the computation of earnings per common share.

27      Financial Data Schedule (for SEC use only).

(b) A Current Report on Form 8-K was filed by Tyco International Ltd. (formerly named ADT Limited) on July 10, 1997 regarding the merger with ADT Limited which was consummated on July 2, 1997.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ADT LIMITED (since renamed TYCO INTERNATIONAL LTD.)


                           /s/ Mark H. Swartz
August 14, 1997            ---------------------------------------
                               Mark H. Swartz

                           Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                                  ADT LIMITED
                     (since renamed TYCO INTERNATIONAL LTD.)

                     INDEX TO EXHIBITS TO QUARTERLY REPORT
                                 ON FORM 10-Q
                           FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 1997
Exhibit

10.1 First Supplemental Indenture to the Indenture, dated as of August 4, 1993, among ADT Operations, Inc., the Guarantors Named Therein and The Chase Manhattan Bank, as Trustee, dated as of July 1, 1997, in respect of the $250,000,000 8-1/4% Senior Notes due 2000.

10.2 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $250,000,000 8-1/4% Senior Notes due 2000.

10.3 First Supplemental Indenture to the Indenture, dated as of August 4, 1993, among ADT Operations, Inc., ADT Limited, as Guarantor, and
        The Bank of New York, as Trustee, date as of July 1, 1997, in respect of the $350,000,000 9-1/4% Senior Subordinated Notes due 2003.

10.4 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $350,000,000 9-1/4% Senior Subordinated Notes due 2003.

10.5 Credit Agreement Amendment No. 1 and Consent, dated as of June 27, 1997, among ADT Operations, Inc., The Bank of Nova Scotia and the Lenders named therein amending the Credit Agreement, dated as of January 9, 1997 and as amended and restated as of April 14, 1997.

10.6 ADT Limited Guaranty Waiver and Consent, dated as of June 27, 1997 between ADT Limited and The Bank of Nova Scotia waiving certain provisions of the Guaranty given by ADT Limited dated as of January 9, 1997.

10.7 ADT Limited Guaranty Waiver and Consent No. 2 dated as of June 27, 1997, between ADT Limited and The Bank of Nova Scotia waiving certain provisions of the Guaranty given by ADT Limited dated as of January 9, 1997.

10.8    Facility Agreement Amendment No. 1 and Waiver, dated as of June 30,
        1997.

11.1    Statement regarding the computation of earnings per common share.

27      Financial Data Schedule (for SEC use only).