Form 10-K405
period 1997-09-30
TYCO INTERNATIONAL LTD /BER/
filed 1997-12-24
CIK 833444

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM JANUARY 1, 1997 TO SEPTEMBER 30, 1997

                                    0-16979
                            (COMMISSION FILE NUMBER)

                             TYCO INTERNATIONAL LTD.

                             (FORMERLY ADT LIMITED)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             BERMUDA                                      NOT APPLICABLE
 (JURISDICTION OF INCORPORATION)                          (IRS EMPLOYER
                                                      IDENTIFICATION NUMBER)

   THE GIBBONS BUILDING, 10 QUEEN STREET, SUITE 301, HAMILTON, HM11, BERMUDA
              (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

                                 441-292-8674*
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                          Name of each exchange
Title of each class                                       on which registered

COMMON STOCK, PAR VALUE $0.20                            NEW YORK STOCK EXCHANGE
SERIES A FIRST PREFERENCE SHARE PURCHASE RIGHTS          NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of voting common stock held by nonaffiliates of registrant was $21,264,547,978 as of November 30, 1997.

     The number of shares of common stock outstanding as of November 30, 1997 was 549,690,687.

                      DOCUMENTS INCORPORATED BY REFERENCE

     See pages 19 and 22 for the exhibit index.

                            ------------------------

* The executive offices of registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Tyco International Ltd. ("Tyco" or the "Company") is a diversified manufacturing and service company that, through its subsidiaries, operates in four segments: (i) the manufacture and distribution of disposable medical supplies and other specialty products, and the conduct of vehicle auctions and related services; (ii) the design, manufacture, installation and service of fire detection and suppression systems, and the installation, monitoring and maintenance of electronic security systems; (iii) the manufacture and distribution of flow control products; and (iv) the manufacture and distribution of electrical and electronic components, and the design, manufacture, installation and service of undersea cable communication systems. See Notes 19 and 20 to the Consolidated Financial Statements for certain segment and geographic financial data relating to the Company's business.

     Tyco's strategy is to be the low-cost, high quality producer and provider in each of its markets. It promotes its leadership position by investing in existing businesses, developing new markets and acquiring complementary businesses and products. Combining the strengths of its existing operations and its business acquisitions, Tyco seeks to enhance shareholder value through increased earnings per share and strong cash flows.

     On July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. (the "Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US), Inc. ("Tyco US"). In addition, Tyco merged with INBRAND Corporation ("INBRAND") and Keystone International, Inc. ("Keystone") on August 27, 1997 and August 29, 1997, respectively. These mergers are more fully described in Notes 1 and 2 to the Consolidated Financial Statements. In September 1997, the Company changed its fiscal year from December 31 to September 30. Fiscal 1997 refers to the nine month period ended September 30, 1997. References to 1996 and 1995 represent the corresponding calendar years.

I.  DISPOSABLE AND SPECIALTY PRODUCTS

     The principal subsidiaries in the Disposable and Speciality Products group are Kendall International ("Kendall"), ADT Automotive and the Tyco Plastics Group.

     Kendall manufactures and distributes medical supplies, disposable medical products, personal absorbent products, adhesive products, tapes and other products. ADT Automotive is the second largest provider of vehicle auction services in the United States. The Tyco Plastics Group manufactures polyethylene films and packaging, industrial and consumer plastic products, molded plastic garment hangers, and laminated and coated products.

  Kendall

     Kendall conducts its operations through four business units: Kendall Healthcare, Kendall International, Kendall-Polyken and Ludlow Technical Products. In each of its business units, Kendall competes with numerous companies, including a number of larger, well-established companies. Kendall relies on its reputation for quality and dependable service, together with its low cost manufacturing and innovative products, to compete in its markets.

     The Kendall Healthcare business unit manufactures and markets a broad range of wound care, vascular therapy, urological care, incontinence care, anesthetic care and other products to hospitals in the United States and Canada and to alternate site health care customers. Kendall Healthcare is the industry leader in gauze production with its Kerlix(R) and Curity(R) brands. Kendall Healthcare's other core product category consists of its vascular therapy products, principally anti-embolism stockings, marketed under the T.E.D.(R) brand name, sequential pneumatic compression devices sold under the SCD(TM) brand name and a venous plexus foot pump. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the dominant participant in the pneumatic compression and elastic stocking segments of the vascular therapy market.

     Kendall Healthcare has become an industry leader in the adult incontinence market serving both the acute care and long term care markets. It offers a complete line of disposable adult briefs, underpads and other related products. INBRAND also manufactures a broad range of disposable personal absorbent products, including adult incontinence products, feminine hygiene products and baby diapers for the clinical and retail markets in North America and Europe.

     Kendall Healthcare distributes its products through its own sales force and through a network of more than 250 independent distributors. Kendall Healthcare's sales force is divided into three groups: one promoting its vascular therapy products, one promoting its wound care and other health care products and one selling all of its products into the alternate site markets. Most of the distributors in the United States also sell similar products made by Kendall's competitors, a practice common in the industry.

     Kendall International is responsible for the manufacturing, marketing, distribution and export of Kendall products worldwide. Kendall International markets directly to hospitals and medical professionals, as well as through independent distributors. Its operations are organized primarily into three geographic regions: Europe, Latin America and the Far East. The range of products marketed is similar to that of Kendall Healthcare, although the mix of product lines varies from country to country.

     The Kendall-Polyken division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection tape products for oil, gas and water pipelines. Other industrial applications include tapes used in the automotive industry for wire harness wraps, sealing and other purposes, and tapes used in the aerospace and heating, ventilation and air conditioning (HVAC) industries. Kendall-Polyken also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide and manufactures cloth and medical tapes for Kendall Healthcare and others. Kendall's Betham division develops and markets pressure sensitive adhesives and coatings, principally for the automotive, medical and specialty markets.

     Kendall-Polyken generally markets its pipeline products directly, working with local manufacturers' representatives, international engineering and construction companies and the owners and operators of pipeline transportation facilities. Kendall-Polyken sells its other industrial products either directly to major end users or through diverse distribution channels, depending upon the industry being supplied.

     The Ludlow Technical Products division manufactures and sells a variety of disposable medical products, specialized paper and film products. These products include transcutaneous electrical nerve stimulation electrodes and related products which are used primarily in physical therapy and other forms of rehabilitative medicine, medical electrodes for EKGs and similar diagnostic tests, gels which are used with medical electrodes for testing and other monitoring purposes, hydrogel wound care products and neonatal electrodes, diagnostic and monitoring electrodes, defibrillation electrodes, electrotherapy electrodes and cable and lead wires. The division also produces adhesive tapes used for business forms and in printing applications, high quality facsimile paper and recording chart papers for medical and industrial instrumentation.

     These products are marketed primarily by the division's own sales force. Competitors vary from small regional firms to larger firms that compete on a national basis. Competition is on the basis of price and quality.

  ADT Automotive

     ADT Automotive operates a network of 27 large modern auction centers in the United States, providing an organized wholesale marketplace for the sale and purchase of used vehicles. A substantial majority of the vehicles sold at ADT Automotive auctions are passenger cars and light trucks. Other vehicles sold consist of heavy trucks and industrial vehicles. Sales of vehicles from specific market sources are held on a regularly scheduled basis and additional specialized sales are scheduled as necessary. ADT Automotive operates almost exclusively in the wholesale marketplace and, in general, the public is not permitted to attend its auctions. It acts solely as an agent in auction transactions and does not purchase vehicles for its own account.

     The principal sources of vehicles for sale at auction are consignments by new and used vehicle dealers, vehicle manufacturers, corporate owners of vehicles such as fleet operators, rental companies, leasing companies, banks and other financial institutions, manufacturers' credit subsidiaries and government agencies. The vehicles consigned by dealers consist of vehicles of all types and ages and include vehicles that have been traded in against new car sales. Vehicles consigned by corporate and financial owners include both repossessed and off-lease vehicles and, as a result, are normally in the range of one to four years old. The principal purchasers of vehicles at auction are new and used vehicle dealers and distributors.

     In addition to the sale process, ADT Automotive provides a comprehensive range of vehicle redistribution services including transportation, reconditioning, title transfer assistance, vehicle repossession and fleet management services. Vehicle reconditioning is carried out on-site and principally consists of appearance reconditioning and paint and body work to bring vehicles up to retail ready condition. More extensive body work services including body panel painting and repair of minor collision damage are also carried out. Reconditioning services are also provided for vehicles other than those going through the auction process, principally for fleet owners and insurance companies.

     ADT Automotive competes with two other significant auction chains and a large number of independently owned local auctions which are members of the National Auto Auction Association. Competition is based primarily on price in relation to the quality and range of services offered to sellers and buyers of vehicles and ease of accessibility of auction locations.

  Tyco Plastics Group

     The Tyco Plastics group consists of Armin Plastics, Carlisle Plastics, A&E Products and Ludlow Coated Products.

  Armin

     Armin manufactures polyethylene film and packaging products in a wide range of size, gauge, construction strength, stretch capacity, clarity and color. Armin extrudes low density, high density and linear low density polyethylene film from resin purchased in pellet form, incorporating such additives as coloring, slip and anti-block chemicals. Armin's products include plastic supermarket packaging, greenhouse sheeting, shipping covers and liners and a variety of other packaging configurations for the aerospace, agricultural, automotive, construction, cosmetics, electronics, food processing, healthcare, pharmaceutical and shipping industries. Armin also manufactures a number of other polyethylene products such as reusable plastic pallets, transformer pads for electric utilities and a large variety of disposable gloves for the cosmetic, medical, food handling and pharmaceutical industries. Armin generates the majority of its sales through its own internal sales force and services more than 6,000 customers in the United States.

     Armin competes with a wide range of manufacturers, including some vertically integrated companies and companies that manufacture polyethylene resins for their own use. Armin competes in many market segments by emphasizing product innovation, specialization and customer service.

  Carlisle

     Carlisle is a leading producer of industrial and consumer plastic products, including trash bags, flexible packaging and sheeting. Carlisle supplies plastic trash bags to mass merchants, grocery chains, and institutional customers primarily in North America. Carlisle manufactures Ruffies(R), a national brand consumer trash bag, for mass merchants and other retail stores. Carlisle also provides heavy duty trash can liners for institutional customers, such as food service distributors, janitorial supply houses, restaurants, hotels and hospitals.

     In the consumer trash bag market, Carlisle competes primarily with two nationally advertised brands. Carlisle has historically concentrated on mass merchants as the primary market for its branded Ruffies(R) trash bags, while the other major national brands are marketed primarily through food retailers.

     Film-Gard(R), Carlisle's leading plastic sheeting product, is sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard products are sold for various uses, including painting, renovation, construction, landscaping and agriculture.

  A&E Products

     A&E Products sells molded plastic garment hangers to garment manufacturers, national, regional and local retailers and mass merchants. Garment manufacturers put their products on A&E Product's hangers before shipping to retail outlets. National retailers purchase customized hanger designs created and manufactured by A&E Products. Regional or local retailers buy standard A&E Products hanger lines for retail clothing displays and A&E Products also supplies mass merchants with consumer plastic hangers for sale to the general public.

     Carlisle and A&E Products operate in a competitive marketplace where success is dependent upon price, service and quality.

  Ludlow Coated Products

     Ludlow Coated Products produces protective packaging and other materials made of coated or laminated combinations of paper, polyethylene and foil. Coated packaging materials provide barriers against grease, oil, light, heat, moisture, oxygen and other contaminants. The division produces structural coated and laminated products such as plastic coated kraft, linerboard and bleached boards for rigid urethane insulation panels, automotive components and wallboard panels. Other product applications include packaging for photographic film, frozen foods, health care products, electrical and metallic components, agricultural chemicals, cement and specialty resins.

     Ludlow markets its laminated and coated products through its own sales force and through independent manufacturers' representatives. The Company competes with many large manufacturers of laminated and coated products on the basis of price, service, marketing coverage and custom application engineering. There are various specialized competitors in different markets.

II.  FIRE AND SECURITY SERVICES

     The Company, through its subsidiaries, is the largest company in the world for the design, manufacture, installation and service of fire detection, suppression and sprinkler systems and is the largest provider of electronic security services in North America and the United Kingdom.

  Fire Protection Contracting and Service

     Operating under several trade names including Grinnell, Wormald, Mather & Platt, Total Walther, O'Donnell Griffin and Tyco, the Company designs, fabricates, installs and services automatic fire sprinkler systems, fire alarm and detection systems, special hazard suppression systems and security systems in buildings and other installations.

     The Company's fire protection contracting and service business in North America operates through a network of offices in the United States, Canada, Mexico, Latin America and Puerto Rico. The Company also operates worldwide through a network of offices in the United Kingdom, continental Europe, Saudi Arabia, United Arab Emirates, Australia, New Zealand, Asia and South America.

     The Company installs fire protection systems in both new and existing structures. Typically, the contracting businesses bid on contracts for fire protection installation which are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings has grown as a result of legislation mandating the installation of fire protection systems and also as a result of lower insurance premiums available in respect of structures with automatic sprinkler systems.

     The majority of the fire suppression systems installed by the Company are water-based. However, the Company is also the world's leading provider of custom designed special hazard fire protection systems which incorporate various specialized non-water agents such as foams, dry chemicals and gases. Systems using agents other than water are especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications. The Company holds exclusive manufacturing and distribution rights in several regions of the world for INERGEN(R) fire suppression products. INERGEN(R) is an alternative to the ozone depleting agent known as halon and consists of a mixture of three inert gases designed to effectively extinguish fires without polluting the environment or damaging costly equipment.

     In Australia, New Zealand and Asia, the Company also engages in the installation of electrical wire and related electrical equipment in new and existing structures and provides specialized electrical contracting services, including applications for railroad and bridge construction through its O'Donnell Griffin division.

     Substantially all of the mechanical components (and, in North America, a high proportion of the pipe) used in the fire protection systems installed by the Company are manufactured by the Company. The Company also has fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation. The Company has developed its own computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates the fabrication and delivery of system components.

     The Company's fire protection contracting business employs both non-union and union employees in North America, Europe and Asia-Pacific. Many of the union employees are employed on an hourly basis for particular jobs. In North America, the largest number of union employees is represented by a number of local unions affiliated with the United Association of Plumbers and Pipefitters ("UA"). In April 1994, following lengthy negotiations, contracts between the Company's Grinnell Corporation ("Grinnell") subsidiary and a number of locals of the UA were not renewed. Employees in those locations, representing 64 per cent of those employees represented by the UA unions, went on strike. Grinnell has continued to operate with former union members who have crossed over and with replacement workers. The labor action has not had, and is not expected to have, any material adverse effect on the Company's business or results of operations.

     Generally, competition in the fire protection business varies by geographic location. In North America, the Company competes with hundreds of smaller contractors on a regional or local basis for the installation of fire suppression and fire alarm and detection systems. Many of the regional and local competitors employ non-union labor. In Europe, the Company competes with many regional or local contractors on a country by country basis. In Australia, New Zealand and Asia, the Company competes with a few large fire protection contractors as well as with many smaller regional or local companies. The Company competes for fire protection contracts primarily on the basis of price, service and quality.

  Electronic Security Services

     The Company provides electronic security services principally under the ADT trade name and also under other trade names including Modern, Thorn Security, Zettler, Sonitrol, Securesys, Securiville and Armourguard Security. Services are provided in the United States, Canada, the United Kingdom, Spain, France, Belgium, Greece, The Netherlands, Germany, The Republic of Ireland, Malaysia, Singapore, Hong Kong and New Zealand.

     Electronically monitored security systems involve the installation and use on a customer's premises of devices designed to detect or react to various occurrences or conditions, such as intrusion, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), industrial operations (such as water, gas or steam pressure and process flow controls) or other hazards. These detection devices are connected to a microprocessor-based control panel which communicates through telephone lines to a monitoring center, often located at remote distances from the customer's premises, where alarm and supervisory signals are received and recorded. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer's premises. In some instances, the customer may monitor the system at its own premises or the system may be connected to local fire or police departments.

     Thorn Security manufactures certain alarm, detection and activation devices and central monitoring station equipment which is both installed by the Company's own units and sold to other installers of alarm and detection devices. Otherwise, the Company does not manufacture the electronic security system components which it installs, although it does provide its own specifications to manufacturers for certain security system components and undertakes some final assembly work in respect of more sophisticated systems.

  Commercial and Residential Security Services

     The Company provides electronic security services to both commercial and residential customers. Commercial customers include financial institutions, industrial and commercial businesses, facilities of federal, state and local government departments, defense installations, and health care and educational facilities. Residential electronic security services are provided primarily in North America. Customers are often prompted to purchase security systems by their insurance carriers which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage.

     The Company's systems and products are tailored to customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. Systems may be monitored by the customer at its premises or connected to one of the Company's monitoring centers. In either case, the Company usually provides support and maintenance through service contracts. It has been the Company's experience that commercial and residential contracts are generally renewed after their initial terms. Contract discontinuances occur principally as a result of customer relocation or closure. Systems installed at commercial customers' premises may be owned by the Company or by the customer. The Company usually retains ownership of standard residential systems, but more sophisticated residential systems are usually purchased by the customer.

     The Company markets its electronic security services to commercial and residential customers through a direct sales force. Commercial customers which have multiple locations in North America are serviced by a separate national accounts sales force. The Company also utilizes advertising, telemarketing and direct mail to market its services.

     The electronic security services business in North America is highly competitive with a number of major firms and approximately 12,000 smaller regional and local companies. The Company also competes with several national companies and several thousand regional and local companies in the United Kingdom, continental Europe, Asia and New Zealand. Competition is based primarily on price in relation to quality of service. The Company believes that the quality of its services is higher than that of many of its competitors and, therefore, the Company's prices may be higher than those charged by its competitors.

  Manufacturing

     The Company manufactures most of the components which are used in its own fire protection contracting business, as well as a variety of products for sale to other fire protection contractors. In North America, the Company manufactures pipe and pipe fittings, fire hydrants, sprinkler heads and substantially all of the mechanical sprinkler components used in automatic fire suppression systems. In the United Kingdom, France, Germany and the Asia-Pacific region, the Company manufactures and sells sprinkler heads, specialty valves, fire doors and electronic panels for use in fire detection systems. In Mexico, the Company manufactures fire extinguishers, fire hose and related equipment.

     The Company's Ansul subsidiary manufactures and sells various lines of dry chemical, liquid and gaseous portable fire extinguishers and related agents for industrial, government, commercial and consumer applications. Ansul also manufactures and sells special hazard fire suppression systems designed for use in restaurants, marine applications, mining applications, the petrochemical industry, confined industrial spaces and commercial spaces housing electronic and other delicate equipment. Ansul also manufactures spill control products designed to absorb, neutralize and solidify spills of various hazardous materials.

     Fire protection products are sold through the Company's flow control products distribution network, discussed in "Flow Control Products" below, and through independent distributors.

  Environmental Services

     Through its Earth Technology Corporation ("Earth Tech") subsidiary, the Company provides a broad range of environmental, consulting and engineering services. Earth Tech's principal services consist of full-spectrum environmental and hazardous waste management services. These include infrastructure design and construction services, facilities engineering and construction management services for institutional, civic, commercial and industrial clients, and contract operations and management services for water and wastewater treatment facilities operated by municipal and industrial clients.

     Earth Tech has a network of 40 offices located throughout North America. It competes with a number of national, regional and local companies on the basis of price and breadth and quality of services.

III. FLOW CONTROL PRODUCTS

     The Company, through its subsidiaries, manufactures and distributes flow control products in North America, Latin America, Europe, Asia and the Pacific region. Flow control products include pipe, fittings, valves, meters and related products which are used to transport, control and measure the flow of liquids and gases. The principal subsidiaries in the Flow Control Products group are Grinnell Corporation ("Grinnell"), Allied Tube & Conduit ("Allied"), Mueller Co. ("Mueller") and Keystone International ("Keystone"). The group also includes a number of other specialized manufacturers of valves, fittings and couplings.

  Manufacturing

     The Company manufactures and distributes a wide range of flow control products, including pipe and pipe fittings, tubing, valves, meters, couplings, pipe hangers, strut and related components. These products are used in plumbing, heating, ventilation and air conditioning (HVAC) systems, mechanical contracting, power generation, food and beverage products, water and gas utilities, wastewater treatment, oil and gas exploration, pulp and paper, petrochemical and numerous other industrial applications. The Company also manufactures certain related products such as steel tubing, custom iron castings, malleable iron pipe fittings and fencing materials.

     Allied is the leading North American manufacturer of pipe and other tubular products. Allied manufactures a full line of steel pipe for the fire protection and construction industries and for commercial, residential and institutional markets. Its mechanical tube division offers steel tubing in a wide assortment of shapes and sizes for a variety of industrial and commercial applications. Allied's fence division is a leader in the manufacture of products for the residential, industrial and commercial fence markets. Allied also manufactures metal framing systems used in the construction, industrial and original equipment manufacturer markets. In November 1996, the Company acquired Unistrut Europe, a manufacturer and distributor of metal framing, cable ladder and safety systems and, in January 1997, acquired American Tube and Pipe Co., Inc., a manufacturer and distributor of steel pipe for the fire protection and fence markets and steel products for the housing market.

     Mueller, a manufacturer of water and gas distribution products, manufacturers fire hydrants, iron butterfly and gate valves, service-line brass valves and fittings, gas valves and meter bars, water meters, backflow preventers and related products for sale to independent distributors and, to a lesser extent, directly to waterworks contractors, municipalities and gas companies throughout the United States and Canada.

     In August 1997, the Company acquired Keystone, one of the world's leading manufacturers of valves and flow control products. Keystone operates on a worldwide basis through two groups, Industrial Valves and Controls and Engineered Products, manufacturing valves and other industrial products that control the flow of liquids, gases and fibrous and slurry materials.

     The Flow Control Products group, operating under several trade names including Grinnell Corporation, Mueller, Hersey, Keystone, Anderson-Greenwood, Yarway, Henry Pratt Co., James Jones Company, Edward Barber & Co., Neotecha, Belgicast, Hindle Cockburns, Charles Winn (Valves) Ltd., Sempell, Smith Valve, Anvil, Canvil and others, supplies a wide range of valves and flow control devices to the chemical, power, food and beverage, oil and gas, processing, water utility, wastewater treatment, power generation and other industries. Products are manufactured and assembled at facilities in the United States, Canada, the United Kingdom, France, Italy, Spain, Germany, The Netherlands, Switzerland, South Korea, China, India, Malaysia, Australia, New Zealand, Mexico and Brazil.

  Distribution

     The Company sells flow control and fire protection products in North America through a distribution network of five regional distribution centers, strategically located in Georgia, Illinois, California, Pennsylvania and Texas, which support local branches' product needs and ship directly to customers. Each center stocks more than 8,500 products. The Company's worldwide flow control operations stock and sell products through distribution centers in Europe, Australia, New Zealand, the Middle East and Asia. In Europe, the Company distributes fire protection products, industrial valves and products for mechanical markets through warehouses located in The Netherlands, the United Kingdom, Germany and France. Products are sold principally to fire protection contractors and in some instances to mechanical and industrial contractors and original equipment manufacturers. In Asia, the Pacific region and the Middle East, the Company distributes fire protection and flow control products through warehouses located in Australia, New Zealand, Dubai and Singapore. Products are sold directly to fire protection and other contractors as well as to mechanical and industrial contractors and independent distributors. While distribution patterns vary, most centers stock an extensive line of valves, fittings, pipe and other products for fire protection systems, components for HVAC installations and water and gas distribution and specialized valves and piping for the chemical, food, power and beverage processing industries.

     Grinnell's North American distribution network competes with independent manufacturers' representatives and other manufacturers and, to a lesser extent, with local and regional supply houses all of which carry lines from other United States and non-United States manufacturers. Grinnell competes on the basis of price, the breadth of its product line, service and quality. Grinnell competes for the sale of gray iron pipe fittings, malleable and ductile iron fittings and other flow control products and fire protection sprinklers and devices principally with other United States producers as well as with non-United States manufacturers of fittings. Grinnell uses an internal sales force for the sale of certain other iron castings sold direct to original equipment manufacturers and other end users.

     Allied competes for the sale of steel pipe, which is sold through Grinnell's distribution network, with pipe from other United States and non-United States producers. Competition for the sale of pipe is based on price, service and breadth of product line. Fence and other specialized industrial tubing is sold to wholesalers, original equipment manufacturers and other distributors. Competition for the sale of fence products is principally from national and regional United States producers and to a lesser extent from non-United States companies, on the basis of price, service and distribution. The Company competes with many small regional manufacturers for sales of specialized industrial tubing on the basis of price and breadth of product line.

     Mueller's water and natural gas distribution flow control products are sold through independent distributors, and, to a lesser extent, directly to utilities, municipalities and gas distribution companies. Certain of its gas distribution products are also sold through the Grinnell distribution network. The Company competes for the sale of these products on the basis of product quality, service, price, breadth of product line and conformity with municipal codes and other engineering standards. The Company competes with several other manufacturers in the United States and Canada for the sale of iron and brass flow control devices for water and natural gas distribution systems.

     Keystone's products are sold both in the United States and internationally. The Company has numerous competitors in these markets, which, in some instances, are divisions of larger corporations and, in some instances, are companies with limited product lines. Advanced technology, global presence, experienced personnel and price are the primary factors in competition.

IV.  ELECTRICAL AND ELECTRONIC COMPONENTS

     The Electrical and Electronic Components group consists of Tyco Submarine Systems Ltd. ("TSSL"), Allied's Electrical Conduit division and the Tyco Printed Circuit Group ("TPCG"). TSSL designs, manufactures, installs and services undersea communications cable systems. Allied manufactures and distributes electrical conduit and related components used in commercial electrical installations. TPCG manufactures printed circuit boards and assembles backplanes for the electronics industry.

  Tyco Submarine Systems

     TSSL, which includes the Company's Simplex Technologies business and the submarine systems business acquired from AT&T Corp. in July 1997, is the world's only fully-integrated source for the design, engineering, manufacturing, installation and servicing of undersea cable communication systems. TSSL designs and builds both repeatered and non-repeatered cable systems. Repeatered cable systems, using Wave Division Multiplexing, can provide 20 gigabytes per second of capacity over 10,000 kilometers. Non-repeatered systems, which allow for even greater circuit capacity and reduced transmission costs, support short haul systems of several hundred kilometers. Over the past ten years, TSSL has designed, manufactured and installed approximately 140,000 kilometers of undersea optical cable.

     TSSL also operates one of the world's largest fleet of ships designed to install and service undersea fiber optic transmission systems. These ships lay cable, perform upgrades and repairs, monitor transmission quality and perform system tests. TSSL also uses a variety of other undersea tools, including robotic vehicles for undersea cable burial and retrieval operations.

     Simplex Technologies has been the primary supplier of cable and cable assemblies to the United States Navy for use in data-gathering systems for more than thirty years. It also manufactures underwater electric power cable and optical ground wire for use by power authorities and utilities, and electro-mechanical cable for unique field operations. In September 1996, the Company acquired Rochester Corporation which manufactures wire rope, wirelines, electro-optical products and subsea products.

     TSSL competes on a worldwide basis primarily against two other entities:
Alcatel-Alsthom, headquartered in France, and KDD, located in Japan. Alcatel, like TSSL, is vertically integrated and produces its own cable, whereas KDD utilizes a Japanese cable manufacturer.

  Allied Electrical Conduit

     Allied's Electrical Conduit division is one of the leading producers of steel electrical conduit in the United States. Electrical conduit is galvanized steel tubing designed to contain current-carrying electrical wires both inside and outside building structures. The conduit also serves as an electrical ground, which ensures proper operation of circuit interrupters, and provides a channel into which additional wires can be inserted as requirements change. The division manufactures a full line of electrical conduit as well as metal framing and other products.

     The division's electrical conduit and related products are sold to wholesale electrical distributors through Allied's distribution facilities by an internal sales force and a network of commissioned sales agents. The division competes for the sale of electrical products primarily with several other large United States manufacturers. Competition in the electrical conduit industry is primarily based upon price, quality, delivery and breadth of product line.

  Tyco Printed Circuit Group

     TPCG is one of the largest independent manufacturers of complex multi-layered printed circuit boards and assemblers of backplanes in the United States. Printed circuit boards are used in the electronics industry to mount and interconnect components to create electronic systems. They are categorized by the number of sides or layers that contain circuitry and can be single-sided, double-sided or multi-layer. In general, single and double-sided boards are less advanced. Multi-layer boards provide greater interconnection density while decreasing the number of separate printed circuit boards which are required to accommodate powerful and sophisticated components. Backplanes include printed circuit boards and are assemblies of connectors and other electronic components which distribute power and interconnect printed circuit boards, power supplies and other system elements. The group maintains manufacturing facilities in Connecticut, California and Utah, which provide its customers with prompt service and delivery capabilities.

     TPCG manufactures highly sophisticated double-sided, mass molded boards of up to eight layers, precision tooled, custom laminated multi-layer boards of up to 68 layers and sophisticated flex-rigid circuit boards for use in environmentally demanding conditions. The majority of sales are derived from high-density multi-layer boards. The backplanes facility produces fully assembled units utilizing press-fit or soldered connection technology, custom pin grid array sockets and surface mounted assembly. Printed circuit boards and backplanes are manufactured on a job order basis to the customers' designs and specifications.

     TPCG markets its products mainly through independent manufacturers' representatives and, to a lesser extent, through its own internal sales organization. Customers are generally original equipment manufacturers in the telecommunications, aircraft, computer, military and other industrial and consumer electronics industries. The Company competes with several large companies which manufacture less complex single-sided and double-sided printed circuit boards in the United States, as well as with many companies that have their own in-house manufacturing capabilities. Competition is on the basis of quality, price, reliability and timeliness of delivery. The Company believes that fewer competitors manufacture the more complex, high-density double-sided and multi-layer boards.

BACKLOG

     At September 30, 1997, the Company had a backlog of unfilled orders of approximately $2.3 billion, compared to a backlog of approximately $1.5 billion as of December 31, 1996. The Company expects that approximately 86 per cent of its backlog at September 30, 1997 will be filled during the year ending September 30, 1998.

     Backlog by industry segment is as follows (in millions of dollars):

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997            1996
                                                   -------------   ------------
     Disposable and Specialty Products...........     $   81.7       $   59.0
     Fire and Security Services..................      1,061.8          986.3
     Flow Control Products.......................        316.6          253.9
     Electrical and Electronic Components........        798.3          230.5
                                                      --------       --------
                                                      $2,258.4       $1,529.7
                                                      ========       ========

     The increase in backlog in the Fire and Security Services segment is primarily due to increased orders in the United States and Asia-Pacific fire protection businesses, as well as an increase in the funded backlog at Earth Tech. The increase in Flow Control Products was primarily due to increases at Keystone and in the Company's European flow control operations. Within the Electrical and Electronic Components segment, the increase is principally due to the acquisition of the submarine systems business from AT&T in July 1997 and new contracts awarded to TSSL. TSSL normally sells undersea cable communications systems under long-term multi-million dollar contracts, and the amount of its backlog as of any date is affected by contract issuance for major systems and by timing of completion of such systems.

PROPERTIES

     The Company's operations are conducted in facilities throughout the world aggregating some 40.0 million square feet of floor space, of which approximately
25.3 million square feet are owned and approximately 14.7 million square feet are leased. These facilities house manufacturing and warehousing operations as well as sales, engineering and administrative offices.

     Within the Fire and Security Services group, the fire protection contracting and service business operates through a network of offices located in North America, South America, the United Kingdom, The Republic of Ireland, France, Spain, Belgium, The Netherlands, Germany, Italy, Austria, Hungary, Switzerland, Denmark, Norway, Sweden, United Arab Emirates, Saudi Arabia, Australia, New Zealand, Hong Kong, Singapore, Taiwan, Malaysia, Thailand, Vietnam and Indonesia. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand and Malaysia. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in the United States, Canada, the United Kingdom, Spain, France, Belgium, Greece, The Netherlands and The Republic of Ireland. The environmental services business operates through a network of offices throughout North America. The group occupies some 10.5 million square feet, of which 4.3 million square feet are owned and 6.2 million square feet are leased.

     The Disposable and Specialty Products group has manufacturing facilities in North America, the United Kingdom, Germany, France, Spain, China, Thailand and Malaysia. There are 27 vehicle auction facilities located in the United States. The group occupies some 12.7 million square feet, of which 8.6 million square feet are owned and 4.1 million square feet are leased.

     The Flow Control Products group has manufacturing facilities in North America, the United Kingdom, Germany, Switzerland, Spain, Scotland, The Netherlands, Italy, China and Malaysia. Products are distributed in North America through a branch distribution network and through five regional distribution centers. The group also stocks and sells products through warehouse and distribution centers in The Netherlands, the United Kingdom, Germany, France, Australia, New Zealand, Singapore and the Middle East. The group occupies some 14.7 million square feet, of which 10.8 million square feet are owned and 3.9 million square feet are leased.

     All of the Electrical and Electronic Components group manufacturing locations are in the United States. The group occupies some 1.9 million square feet, of which 1.5 million square feet are owned and 0.4 million square feet are leased.

     In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 16 to Consolidated Financial Statements for a description of the Company's rental obligations.

RESEARCH AND DEVELOPMENT

     The amounts expended for Company-sponsored research and development during Fiscal 1997, 1996, and 1995 were $45.0 million, $39.8 million and $40.2 million, respectively. Customer-funded research and development expenditures were $0.5 million, $0.6 million and $1.4 million, respectively.

     Approximately 475 full-time scientists, engineers and other technical personnel are engaged in product research and development activities.

     Research activity in fire and safety services and flow control products is related to improvements in hydraulic design which controls the motion of fluids, resulting in new sprinkler devices and flow control products. Research and development activity at the specialty packaging companies involves new product applications. Kendall focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies. Activity at TSSL involves the continuing design and development of processes for the next generation of undersea fiber optic cable, while Allied and the printed circuit companies are principally involved with process development.

RAW MATERIALS

     The Company is one of the largest buyers of steel and of plastic resin in the United States. Other principal materials include scrap iron of various types and grades, copper, brass, plastic, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the materials used in the Fire and Security Services group and the Flow Control Products group, principally certain valves and fittings and security systems, are purchased for installation in fire protection systems or for distribution. Materials are purchased both in and outside of the United States from a large number of independent sources. There have been no shortages in materials which have had a material adverse effect on the Company's businesses.

PATENTS AND TRADEMARKS

     The Company owns a number of patents which principally relate to healthcare and specialty products, fire protection devices, electronic security systems, flow control products, pipe and tubing manufacture, and cable manufacture. The Company also owns a number of trademarks and is a licensee under a number of patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of the Company's segments. The patents and licenses have remaining lives of from one to seventeen years. Kendall sells certain products under trade names owned by its suppliers and packages certain products under customer trademarks and labels.

EMPLOYEES

     The Company employed approximately 75,400 persons at September 30, 1997, of which approximately 44,900 are employed in the U.S. and 30,500 outside the United States. The Company has collective bargaining agreements with labor unions covering approximately 16,300 employees at certain of its North American, European and Asia-Pacific businesses. While the Company believes that its relations with the labor unions and with its employees are generally satisfactory, a number of local unions affiliated with the United Association of Plumbers and Pipefitters, representing 64 per cent of Grinnell Fire Protection's North American union employees, are on strike. See discussion under "Fire and Security Services" above.

ENVIRONMENTAL MATTERS

     The Company makes a substantial effort to operate its facilities in compliance with laws relating to the protection of the environment. Compliance has not had and is not expected to have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     The Company believes that, consistent with applicable laws and regulations, it exercises due care and takes appropriate precautions in the management of wastes. The Company has received notification from the United States Environmental Protection Agency, and from certain state environmental agencies, that conditions at a number of sites where hazardous wastes were disposed of by the Company and other persons require cleanup and other possible remedial action.

     The Company also has a number of projects underway at several of its manufacturing facilities in order to comply with environmental laws. In addition, the Company remains responsible for certain environmental issues at manufacturing locations sold by the Company. These projects relate to a variety of activities, including solvent and metal contamination clean up and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements.

     The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in an aggregate amount in the range of $9.8 million to $38.0 million. As at September 30, 1997, the Company has concluded that the most probable amount which will be incurred within this range is $17.6 million and such amount is included in the caption "accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $17.6 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2.  PROPERTIES

     See Item 1. "Business -- Properties" for information relating to the Company's owned and leased property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings.

     See also the discussions under Item 1. -- "Environmental Matters" and Note 7 to the Consolidated Financial Statements -- Income Taxes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special General Meeting of the Company was held on July 2, 1997. This meeting was held prior to the consummation of the merger between ADT and Former Tyco and prior to the mergers with Keystone and INBRAND (as described in Notes 1 and 2 to the Consolidated Financial Statements.) All proposals submitted to the meeting were passed. The following is a brief description of each matter voted upon at the meeting.

     PROPOSAL 1. ISSUE OF SHARES -- The issuance of common shares to shareholders of Former Tyco in connection with the merger of a subsidiary of the Company and Former Tyco.

     PROPOSAL 2. REVERSE STOCK SPLIT -- A reverse stock split in the ratio of 0.48133:1 and an increase in the authorized number of common shares by 500,000,000 shares.

     PROPOSAL 3. ELECTION OF DIRECTORS -- The expansion of the size of the board of directors to eleven, the removal of all but three of the directors then in office and the election of eight new directors. The directors elected at the meeting included L. Dennis Kozlowski, Joshua M. Berman, Richard S. Bodman, John
F. Fort, Steven W. Foss, Richard A. Gilleland, Phillip M. Hampton and Frank E. Walsh, Jr. The continuing directors included Michael A. Ashcroft, James S. Pasman, Jr. and W. Peter Slusser.

     PROPOSAL 4. CHANGE OF NAME -- The change of the Company's name from ADT Limited to Tyco International Ltd.

     PROPOSAL 5. APPROVAL OF SHARE OPTION ARRANGEMENTS -- Amendments to the ADT 1993 Long Term Incentive Plan, including an increase in the maximum number of common shares that may be granted in respect of all awards under the plan to 44 million, ratification and approval of all share options granted pursuant to that plan and the Company's other share option and incentive plans and the assumption of Former Tyco's obligations under its share option and incentive plans and warrants.

     PROPOSAL 6. BYE-LAW AMENDMENT -- An amendment to the Company's Bye-Laws granting the power to adjourn meetings of the Company's shareholders to the Board of Directors.

     PROPOSAL 7. INCREASE IN AUTHORIZED CAPITAL -- An increase in the Company's authorized number of common shares by an additional 140,000,000 shares.

     The following is a tabulation of the votes submitted in respect of the proposals considered at the July 2, 1997 Special Meeting; proxy votes giving discretion to the chairman of the meeting have been included in the votes for each proposal.

                                                 NUMBER OF      NUMBER OF BROKER
                   TOTAL         NUMBER OF     VOTES AGAINST     NON-VOTES AND
                SHARES VOTED     VOTES FOR      OR WITHHELD       ABSTENTIONS
                ------------     ----------    -------------    ----------------
Proposal 1.      89,350,111      89,230,299         82,587            37,225
Proposal 2.      89,350,111      89,187,467        103,944            58,700
Proposal 3.      89,350,111      89,177,611        106,584            65,916
Proposal 4.      89,350,111      89,150,140        120,095            79,876
Proposal 5.      89,350,111      83,553,710      5,523,394           273,007
Proposal 6.      89,350,111      86,600,610      2,457,894           291,607
Proposal 7.      89,548,087      80,795,433      8,593,744           158,910

     A Special General Meeting of the Company, requisitioned by Westar Capital, Inc. prior to the mergers of ADT, Former Tyco, Keystone and INBRAND (as described in Notes 1 and 2 to the Consolidated Financial Statements), was held on July 8, 1997. None of the proposals submitted to the meeting were passed. The following is a brief description of each matter voted upon at the meeting.

     PROPOSAL 1. REMOVAL OF DIRECTORS -- The removal of the members of the Board of Directors.

     PROPOSAL 2. REDUCTION IN SIZE OF BOARD -- A reduction in the size of the Board of Directors to two.

     PROPOSAL 3. ELECTION OF DIRECTORS -- The election of two new directors designated by Westar Capital, Inc.

     The following is a tabulation of the votes submitted in respect of the proposals considered at the July 8, 1997 Special Meeting; proxy votes giving discretion to the chairman of the meeting have been included in the votes against each proposal.

                                                  NUMBER        NUMBER OF BROKER
                   TOTAL         NUMBER OF     VOTES AGAINST     NON-VOTES AND
                SHARES VOTED     VOTES FOR      OR WITHHELD       ABSTENTIONS
                ------------     ---------     -------------    ----------------
Proposal 1.      84,146,502      1,051,092       82,668,382          427,028
Proposal 2.      84,110,502      1,087,843       82,658,772          363,887
Proposal 3.      84,110,502      1,012,834       82,656,724          440,944

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and executive officers of certain subsidiaries are as follows:

     L. Dennis Kozlowski, age 51, Chairman of the Board and Chief Executive Officer since July 1997. Chairman of the Board of Former Tyco from January 1993 to July 1997; Chief Executive Officer of Former Tyco since July 1992, and President and Chief Operating Officer of Former Tyco since December 1989; President of Grinnell since 1984; President of Ludlow Corporation from 1981 to 1984; associated with Former Tyco since 1975.

     Jerry R. Boggess, age 53, President of Grinnell Fire Protection since August 1993. Vice President of Former Tyco since February 1996; Executive Vice President of Grinnell from 1989 to 1993; associated with Former Tyco since 1968.

     David P. Brownell, age 53, Senior Vice President since July 1997. Senior Vice President of Former Tyco since May 1993; Executive Vice President of Grinnell Flow Control Division from 1991 to May 1993; Executive Vice President of Grinnell Supply Sales from 1989 to 1991; Vice President Marketing of Grinnell Corporation from 1988 to 1989; Regional Vice President of Grinnell Fire Protection Systems from 1986 to 1988; associated with Former Tyco since 1984.

     Robert P. Mead, age 46, President of the Flow Control Division of Grinnell Corporation since May 1993. Vice President of Former Tyco since August 1993; Executive Vice President of Allied Tube and Conduit Corp. from July 1992 to May 1993; Managing Director of Asia-Pacific region from April 1991 to July 1992; Executive Vice President--Manufacturing Division of Grinnell from January 1989 to April 1991; Vice President--Finance of Grinnell from February 1985 to January 1989; associated with Former Tyco since 1973.

     Richard J. Meelia, age 48, President of the Kendall Company since July 1995. Vice President of Former Tyco since February 1996; Group President of Kendall Healthcare from January 1991 to July 1995; prior to 1991, Mr. Meelia was President of Infusaid/Pfizer Hospital Product Group, a manufacturer and marketer of implantable drug delivery products.

     Barbara S. Miller, age 48, Vice President and Treasurer since July 1997. Vice President of Former Tyco since February 1996; Treasurer of Former Tyco since May 1993; associated with Former Tyco since 1989.

     Mark H. Swartz, age 37, Executive Vice President and Chief Financial Officer since July 1997. Vice President and Chief Financial Officer of Former Tyco since February 1995; Director of Mergers and Acquisitions of Former Tyco from 1993 to 1995; associated with Former Tyco since 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

     The approximate number of registered holders of the Company's common shares at December 10, 1997 was 29,000.

     Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE"), the London Stock Exchange and the Bermuda Stock Exchange. The following table sets forth the high and low sales prices per share of Tyco common shares as reported in the NYSE Composite Transaction Tape, and the dividends paid on such Tyco common shares, for the quarterly periods presented below. The price and dividends for Tyco common shares have been restated to reflect the 0.48133 reverse stock split related to the merger and a two-for-one stock split effected in the form of a stock dividend which was distributed on October 22, 1997. The prices per Tyco common shares listed in the table for periods prior to the merger of ADT and Former Tyco on July 2, 1997 are for common shares of ADT.

                        FISCAL 1997(1)                                   1996
            --------------------------------------      --------------------------------------
             MARKET PRICE RANGE                          MARKET PRICE RANGE
            ---------------------       DIVIDEND        ---------------------       DIVIDEND
QUARTER       HIGH         LOW        PER SHARE(2)        HIGH         LOW        PER SHARE(2)
-------     --------     --------     ------------      --------     --------     ------------
First       $28.6965     $22.0743         $  --         $18.6982     $14.5430         $  --
Second       35.4487      25.4503            --          20.2564      16.8803            --
Third        43.0000      34.4099          .025          25.7100      16.4908            --
Fourth                                                   24.3466      19.0877            --
                                          -----                                       -----
                                          $.025                                       $  --
                                          =====                                       =====

---------------
(1) Fiscal 1997 represents the transitional nine month fiscal year ended September 30, 1997.

(2) Prior to the merger with Former Tyco, ADT had not declared any dividends on its common shares since April 1991. Former Tyco declared quarterly dividends of $0.025 per common share for the periods presented above prior to the consummation of the merger. Keystone declared quarterly dividends of $0.19 per share in Fiscal 1997 and 1996. Tyco declared an initial dividend of $0.025 per common share. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information of the Company for the nine month fiscal year ended September 30, 1997 and the four years in the period ended December 31, 1996. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and related notes. The selected financial data reflects the combined results of operations and financial position of Tyco International Ltd., Tyco International (US) Inc. and Keystone International, Inc. restated for all periods presented pursuant to the pooling of interests method of accounting. The selected financial data prior to January 1, 1997, does not reflect the results of operations and financial position of INBRAND, which was acquired in 1997 and accounted for under the pooling of interests method of accounting, due to immateriality. The combinations are collectively referred to as the "Mergers". See Notes 1 and 2 to the Consolidated Financial Statements.

                                            NINE MONTHS
                                               ENDED                 YEAR ENDED DECEMBER 31,
                                           SEPTEMBER 30,   --------------------------------------------
                                              1997(1)        1996      1995(5)     1994(5)     1993(5)
                                           -------------   --------    --------    --------    --------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of Operations
  Data:
  Net sales..............................    $ 7,588.2     $8,103.7    $6,915.6    $6,240.9    $5,964.0
  Operating (loss) income(2)(3)(4).......       (476.5)       (18.8)      649.6       653.6       522.5
  (Loss) income from continuing
     operations..........................       (776.8)      (296.7)      267.5       304.8       244.3
  (Loss) income per share from continuing
     operations(6).......................        (1.50)        (.62)        .57         .66         .55
  Cash dividends per common share........                         See (7) below

Consolidated Balance Sheet Data:
  Total assets...........................     10,447.0      8,471.3     7,357.8     7,053.2     7,098.9
  Long-term debt.........................      2,480.6      1,878.4     1,760.7     1,755.3     1,800.8
  Convertible redeemable preferred
     shares..............................           --           --         4.9         5.2       427.2
  Shareholders' equity...................      3,429.4      3,288.6     3,342.7     3,030.0     2,674.2

---------------
(1) In September 1997, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the nine month transition period ended September 30, 1997 is presented.

(2) Operating loss in Fiscal 1997 results include charges related to merger, restructuring and other non-recurring costs of $917.8 million and impairment of long-lived assets of $148.4 million primarily related to the mergers and integration of ADT, Former Tyco, Keystone, and INBRAND. See Notes 11 and 15 to the Consolidated Financial Statements. Fiscal 1997 also includes a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of AT&T's submarine systems business.

(3) Operating loss in 1996 includes non-recurring charges of $744.7 million related to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", $237.3 million related principally to the restructuring of ADT's electronic security services business in the United States and United Kingdom and $8.8 million of fees and expenses related to the ASH merger. See Notes 11 and 15 to Consolidated Financial Statements.

(4) Operating income in 1995 included a loss of $65.8 million on the disposal of the European auto auction business and a gain of $31.4 million from the disposal of the European electronic article surveillance business. See Note 3 to the Consolidated Financial Statements. Operating income also includes non-recurring charges of $97.1 million for restructuring charges at ADT and at Keystone and for the fees and expenses related to the Kendall merger, as well as a charge of $8.2 million relating to the divestiture of certain assets by Keystone. See Notes 11 and 15 to Consolidated Financial Statements.

(5) Prior to the Mergers, ADT and Keystone had a calendar year end and the Former Tyco had a June 30 fiscal year end. The historical results have been combined using a calendar year end for ADT, Keystone and the Former Tyco for the year ended December 31, 1996. For 1995, 1994 and 1993 the results of operations and financial position reflect the combination of ADT and Keystone with a calendar year end and the Former Tyco with a June 30 fiscal year end. Net sales and net income for the Former Tyco for the period July 1, 1995 through December 31, 1995 (which results are not included in the historical combined results) were $2.46 billion and $136.4 million, respectively.

(6) Per share amounts for all periods presented have been restated to give effect to the Mergers, including the reverse stock split, and a two-for-one stock split distributed on October 22, 1997 effected in the form of a stock dividend.

(7) Prior to the Merger, with Former Tyco, ADT had not declared any dividends on its common shares since April 1991. Former Tyco declared quarterly dividends of $0.025 per share in the first two quarters of Fiscal 1997, $0.10 per share in 1996, 1995 and 1994 and $0.095 per share in 1993. Keystone declared quarterly dividends of $0.19 per share in each of the three quarters in Fiscal 1997, of $0.76 per share in

1996, 1995 and 1994 and $0.74 per share in 1993. Tyco declared a dividend of $0.025 per share in the third quarter of Fiscal 1997. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     See Management's Discussion and Analysis of Financial Condition and Operating Results which appears on pages 65 to 69 of this Form 10-K.

ITEM 7A.  FINANCIAL INSTRUMENT DISCLOSURE

     See Management's Discussion and Analysis of Financial Condition and Operating Results which appears on pages 65 to 69 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and schedules are filed as part of this Annual Report:

     Financial Statements:

        Reports of Independent Accountants

        Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996

        Consolidated Statements of Operations for the nine month fiscal year ended September 30, 1997 and each of the two years in the period ended December 31, 1996

        Consolidated Statements of Shareholders' Equity for the nine month fiscal year ended September 30, 1997 and each of the two years in the period ended December 31, 1996

        Consolidated Statements of Cash Flows for the nine month fiscal year ended September 30, 1997 and each of the two years in the period ended December 31, 1996

        Notes to Consolidated Financial Statements

     Financial Statement Schedule:

          Schedule II -- Valuation and Qualifying Accounts

     All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

     See Notes to Consolidated Financial Statements for Summarized Quarterly Financial Data (unaudited).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Directors of the Company will be filed by an amendment to this Form 10-K within 120 days after the close of the fiscal year.

ITEM 11.  MANAGEMENT REMUNERATION

     Information concerning management remuneration will be filed by an amendment to this Form 10-K within 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management will be filed by an amendment to this Form 10-K within 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions will be filed by an amendment to this Form 10-K within 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) (1) and (2) Financial Statements and Schedules -- see Item 8.

     (b) Exhibits

2.1 Agreement and Plan of Merger, dated as of July 13, 1994, by and among Former Tyco, T Acquisition Corp. and Kendall International, Inc.
        (Incorporated by reference to Former Tyco Form 8-K filed July 26, 1994).
2.2 Agreement and Plan of Merger, dated as of March 17, 1997, by and among ADT Limited, Limited Apache, Inc. and Former Tyco.(4)
2.3     Agreement and Plan of Merger, dated May 12, 1997, by and among Former
        Tyco, T5 Acquisition Corp. and INBRAND Corporation (Incorporated by reference as an Exhibit to Former Tyco's Registration Statement No.
        333-31227 on Form S-4 filed on July 14, 1997.)
2.4 Agreement and Plan of Merger, dated as of May 20, 1997, by and among Former Tyco, T6 Acquisition Corp. and Keystone International, Inc.
        (Incorporated by reference as an Exhibit to Former Tyco's Registration
        Statement No. 333-31631 on Form S-4 filed on July 18, 1997.)
3.1 Memorandum of Association (as altered) (Incorporating all amendments to May 26, 1992).(1)
3.2     Certificate of Incorporation on change of name dated July 2, 1997.(8)
3.3     Bye-Laws of Tyco International Ltd. (incorporating all amendments to
        July 2, 1997).(8)
4.1     Indenture relating to the senior notes dated August 4, 1993 among ADT
        Operations, Inc., as issuer, and ADT Limited and certain subsidiaries of ADT Operations, Inc., as guarantors, and The Chase Manhattan Bank
        (National Association), as trustee, and the form of senior note included therein.(2)
4.2     First Supplemental Indenture to the Indenture, dated as of August 4,
        1993, among ADT Operations, Inc., the Guarantors Named Therein and The
        Chase Manhattan Bank, as Trustee, dated as of July 1, 1997, in respect of the $250,000,000 8 1/4% Senior Notes due 2000.(9)
4.3 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $250,000,000 8 1/4% Senior Notes due 2000.(9)

4.4 Indenture relating to the senior subordinated notes dated August 4, 1993 among ADT Operations, as issuer, and ADT Limited, as guarantor, and NationsBank of Georgia, National Association, as trustee, and the form of senior subordinated note included therein.(2)
4.5     First Supplemental Indenture to the Indenture, dated as of August 4,
        1993, among ADT Operations, Inc., ADT Limited, as Guarantor, and The
        Bank of New York, as Trustee, date as of July 1, 1997, in respect of the $350,000,000 9 1/4% Senior Subordinated Notes due 2003.(9)
4.6 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $350,000,000 9 1/4% Senior Subordinated Notes due 2003.(9)
4.7     Indenture dated as of July 1, 1995 among ADT Operations, Inc., ADT
        Limited and Bank of Montreal Trust Company, as trustee and the form of note included therein.(3)
4.8     Rights Agreement between ADT Limited and Citibank, N.A. dated as of
        November 6, 1996.(7)
4.9     First Amendment between ADT Limited and Citibank, N.A. dated as of
        March 3, 1997 to Rights Agreement between ADT Limited and Citibank, N.A.
        dated as of November 6, 1996.(7)
4.10    Second Amendment between ADT Limited and Citibank, N.A. dated as of
        July 2, 1997 to the Rights Agreement (Incorporated by reference to
        Form 8-A/A dated July 2, 1997.)
4.11    Indenture dated April 30, 1992 between Former Tyco and Security Pacific
        National Trust Company (New York). (Incorporated by reference to Former
        Tyco's Form 10-Q for the period ended March 31, 1992.)
4.12 First Supplemental Indenture dated April 30, 1992 between Former Tyco and Security Pacific National Trust Company (New York). (Incorporated by reference to Former Tyco Form 10-Q for the period ended March 31, 1992.)
4.13    Second Supplemental Indenture, dated as of March 8, 1993, between Former
        Tyco and BankAmerica National Trust Company, as Trustee. (Incorporated by reference to Tyco International Ltd.'s Form 8-K filed on March 8,
        1993.)
4.14    L90,000,000 Facility Agreement dated March 17, 1997, among ADT Finance
        Plc, as the Borrower, ADT (UK) Holdings PLC and Others as Guarantors,
        The Bank of Nova Scotia as Arranger and as Agent and Others.(10)
4.15 ADT Limited Guarantee dated as of March 25, 1997, in respect of a L90,000,000 facility made available to ADT Finance Plc.(10)
4.16    L27,000,000 On Demand Facility Letter dated January 3, 1997, between ADT
        Finance Plc and The Bank of Nova Scotia.(10)
4.17 ADT Limited Guarantee in respect of the obligations of ADT Finance Plc under a L27,000,000 Facility Letter dated January 3, 1997.(10)
4.18    364-Day Credit Agreement, Five-Year Credit Agreement and Bridge Credit
        Agreement, each dated as of June 27, 1997 (Incorporated by reference to Tyco International (US) Inc.'s Form 10-K for the fiscal year ended
        June 30, 1997.)
4.19 Parent Guarantee Agreement dated as of July 2, 1997 (Incorporated by reference into Tyco International (US) Inc.'s Form 10-K for the fiscal year ended June 30, 1997.)
10.1 Rules of the ADT UK Executive Share Option Scheme (1984), amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*
10.2 Rules of the ADT International Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*
10.3    Rules of the ADT UK and International Executive Share Option Schemes
        (1984) New Section, amended to reflect the reverse split of Common
        Shares effective June 17, 1991.(1)*
10.4 Rules of the ADT Senior Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991. (1)*
10.5 US (1990) Stock Option Plan of ADT Limited, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*


10.6    Agreement between ADT Automotive Holdings, Inc. and Michael J.
        Richardson dated as of January 29, 1997.(7)*
10.7    Incentive Compensation Agreement between ADT, Inc. and Michael J.
        Richardson dated as of February 10, 1997.(7)*
10.8    Severance Agreement between ADT Security Services, Inc. and Raymond
        Gross dated as of February 26, 1997.(7)*
10.9    Consulting Agreement between ADT, Inc. and John E. Danneberg dated as of
        August 28, 1996.(7)*
10.10   Form of Indemnification Agreement.(7)*
10.11 The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended July 2, 1997).
        (Incorporated by reference as an Exhibit to the Proxy Statement dated
        June 3, 1997 on Amendment No. 3 to Form S-4 dated June 3, 1997.)*
10.12   Purchase Agreement dated June 29, 1995 among ADT Operations, Inc., ADT
        Limited and Merrill Lynch & Co., Inc. and the related pricing agreement.(3)
10.13   Agreement dated December 29, 1995 among ADT (UK) Limited, ADT Holdings
        BV, Ruskin Limited, ADT Limited, Loanoption Limited and Integrated
        Transport Systems Limited for the sale and purchase of European
        Auctions.(5)
10.14   Agreement among ADT Limited, Thomas J. Gibson and Integrated Transport
        Systems Limited dated December 29, 1995.(6)*
10.15   Agreement among ADT Limited, David B. Hammond and Integrated Transport
        Systems Limited dated December 29, 1995.(6)*
10.16   Keystone International, Inc. 1985 Incentive Stock Plan as amended
        (Incorporated by reference to an Exhibit to Keystone's Registration
        Statement No. 33-37053.)*
10.17 Keystone's 1994 Director's Stock Option Plan (Incorporated by reference to an Exhibit to Keystone's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)*
10.18   Keystone International, Inc. voluntary deferred compensation plan
        (Incorporated by reference to Keystone International, Inc.'s Form 10-K for the year ended December 31, 1996).*
10.19 1978 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Former Tyco Shareholders' Proxy Statement for Annual
        Meeting of Shareholders on November 21, 1978.)*
10.20   1981 Key Employee Loan Program. (Incorporated by reference to Former
        Tyco's Form 10-K for the year ended May 31, 1982.)*
10.21   1983 Key Employee Loan Program. (Incorporated by reference to Former
        Tyco's Form 10-K for the year ended May 31, 1983.)*
10.22 1983 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Former Tyco Shareholders' Proxy Statement for Annual
        Meeting of Shareholders on October 18, 1983.)*
10.23   1983 Key Employee Loan Program, as amended December 9, 1993
        (Incorporated by reference to Former Tyco's Form 10-K for the year ended
        June 30, 1994.)*
10.24   Tyco Incentive Compensation Plan. (Incorporated by reference to Former
        Tyco's Form 10-K for the year ended June 30, 1994.)*
10.25 1994 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Former Tyco Shareholders' Proxy Statement for Annual
        Meeting of Shareholders on October 19, 1994.)
10.26   Tyco International Ltd. Supplemental Executive Retirement Plan
        (Incorporated by reference to Former Tyco's Form 10-K for the year ended
        June 30, 1995).*
11.1    Earnings Per Share Computation. (Filed herewith.)
21.1    Subsidiaries of the registrant. (Filed herewith.)
23.1    Consent of Coopers & Lybrand. (Filed herewith.)


23.2    Consent of Coopers & Lybrand L.L.P. (Filed herewith.)
23.3    Consent of Arthur Andersen LLP (Filed herewith.)
27      Financial Data Schedule. (Filed herewith.)

---------------
 (1) Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (2) Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

 (3) Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (4) Incorporated by reference to an Exhibit to the Former Tyco's Current Report dated March 17, 1997 on Form 8-K filed March 25, 1997.

 (5) Incorporated by reference to an Exhibit to the Registrant's Current Report dated December 29, 1995 on Form 8-K filed January 16, 1996.

 (6) Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (7) Incorporated by reference to an Exhibit to the Registrant's Schedule 14D-9 dated March 3, 1997.

 (8) Incorporated by reference to an Exhibit to the Registrant's Current Report dated July 2, 1997 on Form 8-K filed July 10, 1997.

 (9) Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10) Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

   * Management contract or compensatory plan.

     (c) Reports on Form 8-K.

     A Current Report on Form 8-K was filed by the registrant on July 10, 1997 regarding the merger of Former Tyco and the Company which was consummated on July 2, 1997.

     A Current Report on Form 8-K was filed by the registrant on September 19, 1997 regarding the change in fiscal year end from December 31 to September 30.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TYCO INTERNATIONAL LTD.

                                          By       /s/ MARK H. SWARTZ
                                            ------------------------------------
                                                       MARK H. SWARTZ
                                             EXECUTIVE VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                          OFFICER)

Date: December 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                          DATE
-----------------------------------    ----------------------------------    ------------------
      /s/ L. DENNIS KOZLOWSKI          Chairman of the Board, Chief
-----------------------------------    Executive Officer, President and
        L. DENNIS KOZLOWSKI            Director (Principal Executive
                                       Officer)

      /s/ MICHAEL A. ASHCROFT          Director
-----------------------------------
        MICHAEL A. ASHCROFT
       /s/ JOSHUA M. BERMAN            Director, Vice President
-----------------------------------
         JOSHUA M. BERMAN

       /s/ RICHARD S. BODMAN           Director
-----------------------------------
         RICHARD S. BODMAN

         /s/ JOHN F. FORT              Director                               December 24, 1997
-----------------------------------
           JOHN F. FORT

        /s/ STEPHEN W. FOSS            Director
-----------------------------------
          STEPHEN W. FOSS

     /s/ RICHARD A. GILLELAND          Director
-----------------------------------
       RICHARD A. GILLELAND

       /s/ PHILIP M. HAMPTON           Director
-----------------------------------
         PHILIP M. HAMPTON

     /s/ JAMES S. PASMAN, JR.          Director
-----------------------------------
       JAMES S. PASMAN, JR.

       /s/ W. PETER SLUSSER            Director
-----------------------------------
         W. PETER SLUSSER

        /s/ MARK H. SWARTZ             Executive Vice President and Chief
-----------------------------------    Financial Officer
          MARK H. SWARTZ

      /s/ FRANK E. WALSH, JR.          Director
-----------------------------------
        FRANK E. WALSH, JR.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.

     We have audited the consolidated balance sheets of Tyco International Ltd. (the "Company", formerly known as ADT Limited) as of September 30, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows and the related consolidated financial statement schedule for the nine months ended September 30, 1997 and for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits. We did not audit the financial statements of Tyco International (US) Inc. (formerly known as Tyco International Ltd. prior to the merger with ADT Limited), a wholly-owned subsidiary, as of December 31, 1996 and for the year ended December 31, 1996 and the year ended June 30, 1995, which statements reflect total assets constituting 61.4 % of consolidated total assets as of December 31, 1996 and net sales constituting 70.6% and 65.6% of consolidated net sales for the years ended December 31, 1996 and 1995, respectively, and of Keystone International, Inc., a wholly owned-subsidiary, as of December 31, 1996 and for each of the two years in the period ended December 31, 1996, which statements reflect total assets constituting 6.4% of consolidated total assets as of December 31, 1996 and net sales constituting 8.4%, and 8.6% of consolidated net sales for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyco International Ltd., as of September 30, 1997 and December 31, 1996, and the consolidated results of its operations and its cash flows for the nine months ended September 30, 1997, and for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND

Hamilton, Bermuda
November 21, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.

     We have audited the consolidated balance sheet of Tyco International Ltd. (since renamed Tyco International (US) Inc.) as of December 31, 1996 and the related consolidated statements of income, shareholders' equity and cash flows and the related consolidated financial statement schedule for the years ended December 31, 1996 and June 30, 1995 (not presented separately herein). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Subsequent to the balance sheet date, the company merged with and became a wholly-owned subsidiary of ADT Limited (subsequently renamed Tyco International Ltd.).

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyco International Ltd. as of December 31, 1996 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996, and June 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 10, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Keystone International, Inc.:

     We have audited the consolidated balance sheet of Keystone International, Inc. (a Texas corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' investment and cash flows for each of the two years in the period then ended, which are not included herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone International Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

January 31, 1997
Houston, Texas

                            TYCO INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                   (IN MILLIONS, EXCEPT SHARE DATA)                        1997          1996
-----------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents..............................................  $   369.8     $  324.2
Receivables, less allowance for doubtful accounts of $107.7 in 1997
  and $84.2 in 1996....................................................    1,912.3      1,288.4
Contracts in progress..................................................      138.3        131.6
Inventories............................................................    1,124.8        946.5
Deferred income taxes..................................................      389.4        144.9
Prepaid expenses and other current assets..............................      174.2        217.4
                                                                         ---------     --------
Total current assets...................................................    4,108.8      3,053.0
PROPERTY, PLANT AND EQUIPMENT, NET.....................................    2,924.0      2,590.9
GOODWILL AND OTHER INTANGIBLE ASSETS, NET..............................    2,933.2      2,439.0
LONG-TERM INVESTMENTS..................................................      108.5        100.6
DEFERRED INCOME TAXES..................................................      144.0         67.2
OTHER ASSETS...........................................................      228.5        220.6
                                                                         ---------     --------
TOTAL ASSETS...........................................................  $10,447.0     $8,471.3
                                                                         =========     ========
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt.................  $   250.0     $  587.9
Accounts payable.......................................................    1,012.0        722.0
Accrued expenses and other current liabilities.........................    2,005.7      1,016.9
Contracts in process -- billings in excess of costs....................      141.4        153.3
Deferred revenue.......................................................      152.3        146.1
Income taxes...........................................................      403.5        121.2
Deferred income taxes..................................................       26.9         12.9
                                                                         ---------     --------
Total current liabilities..............................................    3,991.8      2,760.3
LONG-TERM DEBT.........................................................    2,480.6      1,878.4
OTHER LONG-TERM LIABILITIES............................................      497.5        419.6
DEFERRED INCOME TAXES..................................................       47.7        124.4
                                                                         ---------     --------
TOTAL LIABILITIES......................................................    7,017.6      5,182.7
                                                                         ---------     --------
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE REDEEMABLE PREFERENCE SHARES...............................         --           --
SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 750,000,000 shares authorized:
  536,357,498 shares outstanding in 1997 and 481,045,721 shares
  outstanding in 1996..................................................      107.3         96.2
Capital in excess:
  Share premium........................................................    2,041.3      1,081.0
  Contributed surplus, net of deferred compensation of $2.2 in 1997 and
     $31.4 in 1996.....................................................    2,305.7      2,168.8
Currency translation adjustment........................................     (161.6)       (42.5)
Accumulated deficit....................................................     (863.3)       (14.9)
                                                                         ---------     --------
Total shareholders' equity.............................................    3,429.4      3,288.6
                                                                         ---------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $10,447.0     $8,471.3
                                                                         =========     ========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         NINE MONTHS               YEAR ENDED
                                                            ENDED                 DECEMBER 31,
                                                        SEPTEMBER 30,         ---------------------
(IN MILLIONS EXCEPT PER SHARE DATA)                         1997                1996         1995
---------------------------------------------------------------------------------------------------
Net sales.............................................     $7,588.2           $8,103.7     $6,915.6
Cost of sales.........................................      5,102.6            5,475.2      4,665.3
Selling, general and administrative expenses..........      1,534.9            1,656.5      1,495.4
Merger, restructuring and other nonrecurring
  charges.............................................        917.8              246.1         97.1
Charge for the impairment of long-lived assets........        148.4              744.7          8.2
Write off of purchased in-process research and
  development.........................................        361.0                 --           --
                                                           --------           --------     --------
Operating (loss) income...............................       (476.5)             (18.8)       649.6
Interest income.......................................         24.2               31.5         19.0
Interest expense......................................       (137.5)            (193.3)      (187.5)
Other income less expenses............................           --              119.4         (5.0)
                                                           --------           --------     --------
(Loss) income before income taxes and extraordinary
  items...............................................       (589.8)             (61.2)       476.1
Income taxes..........................................       (187.0)            (235.5)      (208.6)
                                                           --------           --------     --------
(Loss) income before extraordinary items..............       (776.8)            (296.7)       267.5
Extraordinary items, net of taxes.....................        (58.3)              (8.4)       (12.4)
                                                           --------           --------     --------
Net (loss) income.....................................       (835.1)            (305.1)       255.1
Dividends on preference shares........................           --                (.3)         (.3)
                                                           --------           --------     --------
Net (loss) income available to common shareholders....     $ (835.1)          $ (305.4)    $  254.8
                                                           ========           ========     ========
(Loss) earnings per common share:
(Loss) income before extraordinary items..............     $  (1.50)          $   (.62)    $    .57
Extraordinary items...................................         (.11)              (.02)        (.03)
                                                           --------           --------     --------
Net (loss) income per common share....................     $  (1.61)          $   (.64)    $    .54
                                                           ========           ========     ========
Weighted average common and common equivalent shares
  outstanding.........................................        519.5              475.6        469.6

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,         COMMON                                CURRENCY     ACCUMULATED
1997                                             SHARES $0.20    SHARE     CONTRIBUTED   TRANSLATION    (DEFICIT)
(IN MILLIONS, EXCEPT PER SHARE DATA)              PAR VALUE     PREMIUM      SURPLUS     ADJUSTMENT     EARNINGS
------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995, as previously
  reported, reflecting the pooling of interests
  with ASH and Former Tyco (see Note 2)........     $ 82.8      $  997.9    $ 1,870.4      $ (90.3)      $(117.2)
  Pooling of interests with Keystone (as
    described in Note 2).......................        6.8                      128.3          5.2         146.1
                                                    ------      --------     --------      -------       -------
Balance at January 1, 1995, as restated........       89.6         997.9      1,998.7        (85.1)         28.9
  Conversion of convertible preference
    shares.....................................                                    .3
  Net income...................................                                                            255.1
  Dividends....................................                                                            (56.2)
  Restricted stock grants, cancellations, tax
    benefits and other.........................        1.4                       16.6                         .8
  Warrants and options exercised...............        3.6          54.6         (1.2)
  Purchase of treasury stock...................        (.4)                     (19.0)
  Amortization of deferred compensation........                                   9.5
  Minimum pension liability adjustment.........                                                             (6.1)
  Currency translation adjustments.............                                               30.4
  Currency translation adjustments transferred
    on disposal of businesses and associates...                                               23.3
                                                    ------      --------     --------      -------       -------
Balance at December 31, 1995...................       94.2       1,052.5      2,004.9        (31.4)        222.5
  Effect of the Former Tyco's excluded activity
    (as described in Note 1)...................                                   2.9        (19.6)        121.2
  Exchange of Liquid Yield Option Notes........                                    .3
  Net loss.....................................                                                           (305.1)
  Dividends....................................                                                            (57.6)
  Restricted stock grants, cancellations, tax
    benefits and other.........................         .2                       25.8                         .5
  Warrants and options exercised...............         .4          28.5          (.2)
  Purchase of treasury stock...................                                  (4.4)
  Amortization of deferred compensation........                                  15.7
  Minimum pension liability adjustment.........                                                              3.6
  Issuance of stock for acquisition............        1.4                      129.0
  Other treasury stock transactions............                                  (4.7)
  Currency translation and other adjustments...                                   (.5)         8.5
                                                    ------      --------     --------      -------       -------
Balance at December 31, 1996...................       96.2       1,081.0      2,168.8        (42.5)        (14.9)
  Pooling of interests with INBRAND (as
    described in Note 1).......................        2.0                       15.9          (.2)         27.6
                                                    ------      --------     --------      -------       -------
Balance at December 31, 1996, as restated......       98.2       1,081.0      2,184.7        (42.7)         12.7
  Effect of ASH's excluded activity (as
    described in Note 2).......................                                                              (.8)
  Liquidation of ASH's ESOP....................                                                              2.5
  Sale of common shares........................        4.7         639.2         10.6
  Exchange of Liquid Yield Option Notes........        1.0                       82.0
  Net loss.....................................                                                           (835.1)
  Dividends....................................                                                            (43.4)
  Restricted stock grants, cancellations, tax
    benefits and other.........................                                 (18.0)
  Warrants and options exercised...............        3.3         321.1         (1.5)
  Amortization of deferred compensation........                                  48.5
  Minimum pension liability adjustment.........                                                               .6
  Other treasury stock transactions............                                   (.1)
  Currency translation and other adjustments...         .1                        (.5)      (118.9)           .2
                                                    ------      --------     --------      -------       -------
Balance at September 30, 1997..................     $107.3      $2,041.3    $ 2,305.7      $(161.6)      $(863.3)
                                                    ======      ========     ========      =======       =======

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                            NINE MONTHS               YEAR ENDED
                                                                               ENDED                 DECEMBER 31,
                                                                           SEPTEMBER 30,        ----------------------
(IN MILLIONS)                                                                  1997               1996          1995
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.......................................................     $  (835.1)         $  (305.1)     $ 255.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Merger, restructuring and other non-recurring charges.................         207.4              217.4         47.1
  Charge for the impairment of long-lived assets........................         148.4              744.7          8.2
  Write off of purchased in-process research and development............         361.0                 --           --
  Extraordinary items...................................................          91.3                8.4         12.4
  Depreciation..........................................................         286.3              339.0        320.7
  Goodwill and other intangibles amortization...........................          92.3               88.3         89.5
  Debt and refinancing cost amortization................................          15.9               25.5         15.8
  Interest on ITS vendor note...........................................          (7.7)              (8.9)          --
  Deferred income taxes.................................................        (295.7)              32.7         35.9
  (Gain) loss on disposal of businesses.................................            --               (1.7)        36.6
  (Gain) loss on disposal of investment in associates...................            --               (1.2)         0.5
  Gain arising from the ownership of investments........................            --              (53.2)        (0.1)
  Settlement gain.......................................................            --              (69.7)          --
  Gain on currency transactions.........................................            --               (9.7)        (0.9)
  Provisions for losses on accounts receivable and inventory............          58.1               36.2         21.4
  Other noncash items...................................................            --                 .6          (.8)
  Changes in assets and liabilities:
    Receivables.........................................................        (110.1)             (99.8)      (115.7)
    Proceeds from accounts receivable sale..............................          75.0                 --         75.0
    Contracts in process................................................        (159.7)              17.8         (9.4)
    Inventories.........................................................          (6.2)             (33.3)       (55.6)
    Accounts payable, accruals and other liabilities....................         542.8             (135.8)        32.0
    Income taxes payable................................................         269.3              (13.0)        (7.1)
    Deferred revenue....................................................           6.2                4.3          2.7
    Other, net..........................................................          37.9               34.6         16.4
                                                                             ---------          ---------      -------
  Net cash provided by operating activities.............................         777.4              818.1        779.7
                                                                             ---------          ---------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...............................        (519.1)            (532.9)      (469.9)
Acquisition of businesses...............................................      (1,344.8)            (822.6)      (218.5)
Purchase of other investments...........................................            --               (6.8)         (.4)
Disposal of business....................................................            --                3.0        259.6
Disposal of other investments...........................................            --               69.5          8.0
                                                                             ---------          ---------      -------
  Net cash utilized by investing activities.............................      (1,863.9)          (1,289.8)      (421.2)
                                                                             ---------          ---------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts (repayments) of short-term debt............................         918.5              232.6       (400.3)
Repayment of long-term debt, including debt tender......................        (961.6)            (269.6)      (266.1)
Proceeds from long-term debt............................................         234.6              386.6        483.2
Debt refinancing costs..................................................            --                 --        (12.0)
Purchase of senior subordinated notes...................................            --              (24.0)       (33.7)
Proceeds from sale of common shares.....................................         654.5
Proceeds from exercise of options and warrants..........................         322.9               32.3         58.1
Redemption of convertible redeemable preference shares..................            --               (4.9)          --
Dividends paid..........................................................         (37.9)             (56.7)       (54.6)
Purchase of treasury stock and warrant..................................            --               (9.7)       (19.4)
Other...................................................................            --                 --          (.3)
                                                                             ---------          ---------      -------
  Net cash provided (utilized) by financing activities..................       1,131.0              286.6       (245.1)
                                                                             ---------          ---------      -------

Net increase (decrease) in cash and cash equivalents....................          44.5             (185.1)       113.4
Cash and cash equivalents at beginning of year..........................         324.2              429.8        316.4
Adjustment for INBRAND's cash and cash equivalents at January 1, 1997
  (as described in Note 1)..............................................           1.9                 --           --
Effect of the excluded results of ASH and Former Tyco (as described in
  Notes 1 and 2)........................................................          (0.8)              79.5           --
                                                                             ---------          ---------      -------
Cash and cash equivalents at end of year................................     $   369.8          $   324.2      $ 429.8
                                                                             =========          =========      =======

SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...........................................................     $   161.0          $   166.0      $ 173.8
                                                                             =========          =========      =======
Income taxes paid (net of refunds)......................................     $   139.6          $   152.9      $ 125.5
                                                                             =========          =========      =======

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note 2, on July 2, 1997 a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. (the "Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US), Inc. ("Tyco US"). In addition, as more fully described in
Note 2, Tyco merged with INBRAND Corporation ("INBRAND") and Keystone International, Inc. ("Keystone") on August 27, 1997 and August 29, 1997, respectively. These transactions are referred to herein as the "mergers". These consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared following the pooling of interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of ADT, Former Tyco and Keystone as if they had been combined for all periods presented. The restated combined financial statements do not include the financial position, operating results and cash flows of INBRAND prior to January 1, 1997, due to immateriality. In accordance with the pooling of interests method of accounting, the Fiscal 1997 beginning Accumulated (Deficit) Earnings balance in the Consolidated Statement of Shareholders' Equity has been restated to record the merger with INBRAND. Prior to the mergers, ADT and Keystone had calendar year ends and the Former Tyco had a June 30 fiscal year end. The Consolidated Balance Sheets, Statements of Operations, Shareholders' Equity and Cash Flows as of and for the year ended December 31, 1996 reflect the combination of the calendar year end consolidated financial position, results of operations and cash flows for ADT, Keystone and the Former Tyco. The Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for of the year ended December 31, 1995 reflect the combination of the calendar year end financial position, results of operations and cash flows of ADT and Keystone and the June 30, 1995 fiscal year end financial position and results of operations and cash flows of the Former Tyco. The results of operations and cash flows for the Former Tyco from July 1, 1995 to December 31, 1995, which have been excluded from these consolidated financial statements, are reflected as adjustments in the 1996 Consolidated Statements of Shareholders' Equity and Cash Flows.

     Principles of Consolidation -- Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal except in the case of pooling of interests (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

     Change in Year End -- In September 1997 the Company changed its fiscal year end from December 31 to September 30. The change in year end resulted in a short fiscal year covering the nine month transition period from January 1 to September 30, 1997. References to Fiscal 1997, 1996 and 1995 throughout these consolidated financial statements refer to the nine months ended September 30, 1997 and the calendar years ended December 31, 1996 and 1995, respectively.

     Cash Equivalents -- All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     Inventories -- Inventories are recorded at the lower of cost (primarily first in, first out) or market value.

                            TYCO INTERNATIONAL LTD.

     Property, Plant and Equipment -- Property, plant and equipment are principally recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

        Buildings and related improvements     2 to 50 years
        Leasehold improvements                 remaining term of the lease
        Subscriber systems                     10 to 14 years
        Other plant, machinery, equipment and  2 to 20 years
          furniture and fixtures

     Gains and losses arising on the disposal of property, plant and equipment are included in the consolidated statements of operations.

     Associates -- For investments in which the Company owns or controls more than twenty percent of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The consolidated statements of operations include the Company's share of net income of associates less applicable goodwill amortization.

     Goodwill and Other Intangible Assets -- Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Accumulated amortization amounted to $332.5 million at September 30, 1997 and $275.1 million at December 31, 1996. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

     Other intangible assets include patents, trademarks, customer contracts and other items which are being amortized on a straight-line basis over lives ranging from 2 to 30 years. At September 30, 1997 and December 31, 1996, accumulated amortization amounted to $76.9 million and $60.9 million, respectively.

     Revenue Recognition -- Revenue from the sale of services or products is recognized as services are rendered or shipments are made. Subscriber billings for services not yet rendered are deferred and taken into income as earned, and the deferred element is included in current liabilities. Revenue from the installation of electronic security systems is recognized when installations are completed.

     Contract sales for installation of fire protection systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for the installation of underwater cable systems are also recorded on the percentage-of-completion method.

     Accounts receivable include amounts billed under retainage provisions for fire protection contracts. Retention balances of $29.2 million at September 30, 1997 which become due upon contract completion and acceptance are expected to be substantially collected during the fiscal year ending September 30, 1998 ("Fiscal 1998").

     Share Premium and Contributed Surplus -- In accordance with the Bermuda Companies Act 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

     Income Taxes -- Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax

                            TYCO INTERNATIONAL LTD.

liabilities and assets are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Research and Development -- Research and development expenditures are expensed when incurred.

     Translation of Foreign Currency -- Assets and liabilities of the Company's subsidiaries operating outside of the United States which account in a functional currency other than U.S. dollars, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net (loss) income.

     Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net (loss) income.

     Interest Rate Swaps, Currency Options and Other Contracts -- From time to time the Company enters into a variety of interest rate swaps, interest rate locks of future fundings, currency options and cross-currency swaps in its management of interest costs and foreign currency exposures.

     Interest rate swaps and interest rate locks hedge interest rates on certain indebtedness and involve the exchange of fixed and floating rate interest payment obligations over the life of the related agreement without the exchange of the notional amount. The interest differentials to be paid or received under interest rate swaps or locks are recognized over the life of the underlying agreement or indebtedness, respectively, as an adjustment to interest expense.

     Currency options, acquired for the purpose of hedging foreign operating income generally for periods not exceeding twelve months, are marked to market with any realized and unrealized gains or losses reflected in selling, general and administrative expenses. Under cross-currency swaps, which hedge certain net foreign investments, changes in valuation are recorded in the currency translation adjustment account. The interest differentials from swaps are recorded in interest expense.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make extensive use of certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from those estimates.

     Net (Loss) Income Per Share -- Net (loss) income per share is calculated on the basis of net (loss) income available to common shareholders divided by the weighted average number of shares outstanding, which includes common equivalents shares to reflect stock options and warrants using the treasury stock method except where their effect would be anti-dilutive.

     Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share",

                            TYCO INTERNATIONAL LTD.

which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, "Earnings Per Share". The Company will adopt SFAS No. 128 in Fiscal 1998 and the impact is not expected to be material.

     In June 1997, the FASB issued two additional statements. SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" are both effective for years beginning after December 15, 1997. Adoption of these standards are not expected to impact the financial results of the Company.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with current year presentation.

2.  MERGERS

     Tyco's Merger with Keystone -- On August 29, 1997 Tyco consummated a merger with Keystone International, Inc. Shareholders of Keystone received 0.48726 shares of Tyco common stock in exchange for each share of Keystone outstanding. A total of approximately 17.4 million shares were issued, prior to the effect of the two-for-one stock split, as described in Note 10.

     Tyco's Merger with INBRAND -- On August 27, 1997 Tyco merged with INBRAND Corporation. Shareholders of INBRAND received 0.43 shares of Tyco common stock in exchange for each share of INBRAND outstanding. A total of approximately 5.1 million shares were issued, prior to the effect of the two-for-one stock split.

     ADT's Merger with the Former Tyco -- On July 2, 1997 a wholly-owned subsidiary of ADT merged with the Former Tyco. Shareholders of ADT, through a reverse stock split, received 0.48133 shares of the Company's common stock for each share of ADT common stock outstanding, and the Former Tyco shareholders received one share of the Company's common stock for each share of the Former Tyco common stock outstanding. A total of approximately 168.4 million shares were issued, prior to the effect of the two-for-one stock split.

     Each of the three merger transactions discussed above qualifies for pooling of interests accounting treatment, which is intended to present as a single interest, common shareholder interests which were previously independent. The historical consolidated financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods. As discussed in Note 1, the consolidated financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality. In addition, all historical common share and per share data of the Company have been retroactively restated to reflect the reverse stock split and two-for-one stock split discussed above.

     Aggregate fees and expenses related to the three mergers discussed above and to the integration of the combined companies have been expensed in the accompanying consolidated statement of operations for the nine months ended September 30, 1997 as required under the pooling of interests accounting method. This includes transaction costs of approximately $239.8 million relating to legal, printing, accounting, financial advisory services, severance costs payable at the effective time of the merger and other direct expenses. It also includes charges of approximately $678.0 million to reflect the combination of the four companies, including severance costs, integration costs, the costs associated with the elimination of excess facilities and the satisfaction of certain liabilities. In addition the Company recorded a charge of $148.4 million for the impairment of long-lived assets. See Notes 11 and 15 to the Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

     Combined and separate results of ADT, Former Tyco, Keystone and INBRAND for the periods preceding the merger were as follows:

                                                           FORMER
                                                 ADT        TYCO     KEYSTONE   INBRAND(I)   COMBINED
                                               --------   --------   --------   ----------   --------
                                                                   (IN MILLIONS)
Six Months ended June 30, 1997 (unaudited)
  Net sales..................................  $  923.9   $3,505.6    $331.2      $118.7     $4,879.4
  Net income (loss)..........................      47.2      244.6      22.9       (28.9)       285.8
Year ended December 31, 1996
  Net sales..................................   1,704.0    5,721.8     677.9       --         8,103.7
  Extraordinary items, net of taxes..........      (8.4)     --        --          --            (8.4)
  Net (loss) income..........................    (695.1)     348.1      41.9       --          (305.1)
Year ended December 31, 1995(ii)
  Net sales..................................   1,783.8    4,534.7     597.1       --         6,915.6
  Extraordinary items, net of taxes..........      (9.8)      (2.6)    --          --           (12.4)
  Net income.................................      21.2      214.0      19.9       --           255.1

---------------
(i) The restated combined financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality (see Note 1).

(ii) Prior to the mergers, ADT and Keystone had calendar year ends and the Former Tyco had a June 30 fiscal year end. The historical results have been combined using a calendar year end for ADT, Former Tyco and Keystone for the year ended December 31, 1996. For 1995 the results reflect the combination of ADT and Keystone with a calendar year end and the Former Tyco with a June 30 fiscal year end. Net sales and net income for the Former Tyco for the period July 1, 1995 through December 31, 1995 (which results are not included in the historical combined results) were $2.46 billion and $136.4 million, respectively.

  ADT's Merger with Automated Security (Holdings) PLC ("ASH")

     In September 1996, ADT merged with and acquired the whole of the issued capital of ASH, a United Kingdom quoted company (the "ASH merger"). ASH is engaged in the provision of electronic security services in North America and Europe. The total consideration in respect of the whole of the issued capital of ASH consisted of the issue of 6,772,255 ADT common shares. The ASH merger was accounted for as a pooling of interests.

     The consolidated financial statements of ASH have previously been presented in pounds sterling, ASH's functional currency. For the purposes of these consolidated financial statements, ASH's consolidated financial statements have been translated into United States dollars at the appropriate exchange rates. In addition, ASH's fiscal year end was November 30. ASH has been accounted for as a pooling of interests and its results have been combined with ADT's using the November year end. The results of operations and cash flows for ASH for the month of December 1996, which have been excluded from these consolidated financial statements, are reflected as adjustments in the 1997 consolidated statements of shareholders' equity and cash flows.

                            TYCO INTERNATIONAL LTD.

     Combined and separate results of ADT and ASH for the periods preceding the ADT and ASH merger were as follows:

                                                     ADT          ASH       ADJUSTMENTS     COMBINED
                                                   --------     -------     -----------     --------
                                                                     (IN MILLIONS)
Six months ended June 30, 1996 (unaudited)
  Net sales......................................  $  715.6     $ 118.1        $--          $  833.7
  Extraordinary items, net of taxes..............      (1.2)      --           --               (1.2)
  Net loss.......................................    (347.7)     (328.9)         0.5(i)       (676.1)
Year ended December 31, 1995
  Net sales......................................   1,525.4       258.4        --            1,783.8
  Extraordinary items, net of taxes..............      (9.8)      --           --               (9.8)
  Net income (loss)..............................      41.5       (18.7)        (1.6)(ii)       21.2

---------------
(i) Income tax adjustment arising on preference share dividends accrued by the ASH group but not payable following merger.

(ii) Income tax adjustment of $0.6 million credit referred to in (i) above, and a $2.2 million charge relating to cumulative currency translation adjustments on the disposal of businesses and associates by the ASH group whose consolidated financial statements were prepared in pounds sterling -- its functional currency.

     All fees and expenses related to the ASH merger have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $8.8 million in 1996.

  Former Tyco's Merger with Kendall International, Inc. -- On October 19, 1994, a wholly-owned subsidiary of the Former Tyco merged with Kendall International, Inc. ("Kendall"). Shareholders of Kendall received 1.29485 shares of the Former Tyco common stock for each share of Kendall common stock. The transaction was accounted for as a pooling of interests. Accordingly, the historical financial statements of the Former Tyco and Kendall for periods prior to the consummation of the combination were restated as though the companies had been combined during such periods. Revenues and net income for the quarter ended September 30, 1994 (the most recent interim period prior to the pooling) were $827.6 million and $32.6 million, respectively, for the Former Tyco and $226.6 million and $20.7 million, respectively, for Kendall.

     All fees and expenses related to the Kendall merger and to the integration of the combined companies have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $37.2 million in 1995.

3.  ACQUISITIONS AND DIVESTITURES

     In addition to the mergers discussed in Note 2, in Fiscal 1997 the Company acquired companies in each of its business segments for an aggregate of $1.36 billion, including $1.34 billion in cash and the assumption of approximately $15.7 million in debt. The cash portion of the acquisitions were made utilizing cash on hand, funding from equity offering of $645.2 million as well as borrowings under the Company's uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $531.7 million in goodwill and other intangibles, net of write off of purchased in-process research and development, was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded include approximately $13.8 million for transaction and other direct costs, $42.2 million for severance and related costs and $20.6 million for costs associated with the shut down and consolidation of

                            TYCO INTERNATIONAL LTD.

certain acquired facilities. At September 30, 1997 liabilities for approximately $2.2 million in transaction and other costs, $19.7 million in severance costs and $15.5 million for facility related costs remained on the balance sheet. In connection with the acquisition of AT&T's submarine systems business the Company allocated $361.0 million of the purchase price to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses. The Company expects that its termination of employees and consolidation of facilities related to these acquisitions will be substantially complete by the end of Fiscal 1998.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on January 1, 1996. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on January 1, 1996 or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to September 30, 1997.

                                                     NINE MONTHS ENDED         YEAR ENDED
                                                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                     ------------------     -----------------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
        Sales......................................       $8,267.1              $ 9,530.4
        Loss before extraordinary item.............         (792.3)                (332.9)
        Net loss...................................         (850.6)                (341.6)
        Net loss per share.........................          (1.64)                 (0.72)

     During 1996, the Company acquired companies in each of its business segments for an aggregate of $1.1 billion, including $822.6 million in cash, 3.5 million shares of the Company's common stock valued at $130.4 million and the assumption of approximately $155.0 million in debt. The cash acquisitions were made utilizing cash on hand, proceeds of approximately $300 million of 6 1/2% public notes, as well as borrowings under the Company's uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $859.2 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded include approximately $27.0 million for transaction and other direct costs, $44.0 million for severance and related costs and $23.5 million for costs associated with the shut down and consolidation of certain acquired facilities. At September 30, 1997 liabilities for approximately $1.1 million in transaction and other costs, $10.4 million in severance costs and $10.9 million for facility related costs remained on the balance sheet. The Company expects to complete its termination of employees and consolidation of facilities in fiscal 1998.

     During 1996, gains arising from the ownership of long-term investments comprised a net gain of $53.4 million relating to the disposal in November 1996 of the Company's entire investment in Limelight Group plc., a United Kingdom quoted company. The net gain is included in other income (Note 12).

     During 1995, the Company acquired companies in its flow control products, disposable and specialty products, and fire and safety services segments for an aggregate of $218.0 million in cash. The acquisitions were accounted for as purchases, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. The effect of these transactions on the Company's financial position and results of operations in the year of acquisition was not significant.

     During 1995, the Company disposed of an interest in its United Kingdom and Continental European vehicle auction services businesses ("European Auctions"), its entire European electronic article surveillance business and certain European electronic security services operations for net cash proceeds of $254.8 million,

                            TYCO INTERNATIONAL LTD.

notes receivable of $87.9 million, shares received of $0.9 million and deferred consideration of $5.6 million. The loss on the sale of these businesses was $36.6 million. European Auctions was sold to Integrated Transport Systems ("ITS"). As a result of this transaction the Company now holds a 10.0% interest in the ordinary share capital of ITS, valued and accounted for by the Company at a nominal amount, together with a subordinated, non-collateralized deep discount zero coupon loan note issued by ITS maturing in 2004 ("Vendor Note"). The Vendor Note has a $187.6 million aggregate principal amount at maturity with an issue price of $83.9 million, reflecting a yield to maturity of 10.0% per annum, and was originally valued by the Company at $74.6 million. There are no periodic payments of interest. As of September 30, 1997, the Vendor Note is included in long-term investments on the balance sheet and has been accounted for at its amortized cost of $94.6 million (the fair market value of the Vendor Note at September 30, 1997 amounted to $83.4 million).

     On December 29, 1995, the Company sold certain assets, including trademarks and patents, of the Curad(R) and Futuro(R) consumer healthcare products business owned by its Kendall subsidiary. Under the agreements, Kendall will continue to manufacture certain Curad(R) and Futuro(R) products for the buyer under long-term supply agreements. The Company received net cash proceeds of $49.8 million on the sale of the brand names and certain domestic assets. The Company will continue to receive other payments, including payments under royalty and noncompete agreements, through 2000. The Company has also granted to the buyer options to acquire certain additional trademarks, patents and other international assets.

     During 1991, a lengthy review and evaluation of the businesses and assets acquired in 1990 in respect of Britannia Security Group PLC ("Britannia") was undertaken by the Company. This review revealed that, at the time of the acquisition of Britannia by ADT certain assets, particularly subscriber systems installed at customer premises, had been included in the consolidated financial statements of Britannia at values materially in excess of their net realizable value. During 1992 the Company commenced legal proceedings against Britannia's auditors at the time of acquisition, BDO Binder Hamlyn ("BDO"), to seek recovery of the damages suffered. In December 1995 the High Court of Justice in England awarded damages of approximately $160 million (including interest) against BDO, plus the reimbursement of certain legal costs incurred in connection with the litigation. BDO then appealed against the judgment. In December 1996 the Company and BDO entered into a settlement agreement, subject to completion of certain additional documentation which was signed in February 1997, which included the payment to the Company of $77.5 million in cash together with a further deferred payment of $48.6 million, in full and final settlement of the aforementioned proceedings, including the judgment, accrued interest and costs. As a result of the settlement BDO have withdrawn their appeal. The net gain arising on this settlement amounted to $69.7 million, of which $65.0 million was included in other income and $4.7 million was included in interest income in 1996.

                            TYCO INTERNATIONAL LTD.

4.  INDEBTEDNESS

     Long-term debt is as follows:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1997              1996
                                                                 -------------     ------------
                                                                         (IN MILLIONS)
    Bank and acceptance facilities.............................    $    56.4         $   50.6
    Bank credit agreement(i)...................................      1,400.0            100.0
    Bank credit agreement -- ADT(i)............................      --                  83.0
    Uncommitted lines of credit(ii)............................         38.5            254.7
    Variable rate term loan due 1998(iii)......................         97.1           --
    8.125% public notes due 1999(iv)...........................         10.5            144.9
    8.25% senior notes due 2000(iv)............................          9.5            250.0
    6.34% senior notes due 2000 -- Keystone....................         45.0             45.0
    6.5% public note due 2001(v)...............................        298.7            298.5
    Sterling denominated bank facility due 2002(vi)............        137.5           --
    9.25% senior subordinated notes due 2003(iv)...............         14.1            294.1
    6.375% public notes due 2004...............................        104.5            104.4
    9.5% convertible capital bonds due 2006(vii)...............      --                  75.6
    Zero coupon Liquid Yield Option Notes due 2010(viii).......        259.6            326.8
    9.5% public debentures due 2022(iv)........................         49.0            199.6
    8.0% public debentures due 2023............................         50.0             50.0
    Other......................................................        160.2            189.1
                                                                    --------         --------
    Total debt.................................................      2,730.6          2,466.3
    Less current portion.......................................        250.0            587.9
                                                                    --------         --------
    Long-term debt.............................................    $ 2,480.6         $1,878.4
                                                                    ========         ========

---------------
(i) In June 1997, Former Tyco renegotiated its $300 million credit agreement with a group of commercial banks and increased it to $1.75 billion giving it the right to borrow (a) up to $500 million until December 1997, (b) up to $750 million until June 1998 and (c) up to $500 million until June 2002. The principal amounts then outstanding will be due and payable at those times. Interest payable on borrowings is variable based upon Former Tyco's option of selecting a Eurodollar rate plus margins ranging from 0.175% to 0.195%, a certificate of deposit rate plus margins ranging from 0.30% to 0.32% or a base rate, as defined. In July 1997, Former Tyco borrowed $600 million under the new credit agreement to partially fund the acquisitions discussed in Note 3. Also in July 1997, Former Tyco borrowed $800 million under the new credit agreement to fund the debt tenders discussed below. The weighted average interest rate for these borrowings was 5.93%. Repayment of amounts outstanding under this agreement is guaranteed by Tyco.

      Subsequent to fiscal year end, Former Tyco terminated the $500 million component of the agreement due in December 1997. The balance outstanding was repaid through the issuance of $475 million private placement notes, of which $225 million are due in March 1998 and $250 million are due in June 1998. These notes bear interest at LIBOR plus 0.25%. The $475 million private placement notes, in addition to the remainder of the $1.4 billion credit agreement which become due in fiscal 1998 have been classified as long term liabilities based on the Company's ability and intent to refinance these obligations on a long term basis. The specific terms of the refinancing have not been finalized.

      During Fiscal 1997, ADT Operations, Inc., a wholly-owned subsidiary of the Company, canceled its $200 million senior, revolving bank credit agreement.

                            TYCO INTERNATIONAL LTD.

(ii) Uncommitted lines of credit are borrowings by Tyco US from commercial banks on an "as offered" basis. Borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates generally range from overnight to 90 days, and interest rates approximate those available under Tyco US's credit agreement. The weighted average interest rate was 6.0% at September 30, 1997.

(iii) In May 1997, a Tyco subsidiary entered into a L60 million term loan, due in March 1998, with a bank to refinance certain intercompany loans with external debt. Interest payable on borrowings are variable based upon U.K. LIBOR plus 0.35%. The interest rate at September 30, 1997 was 7.60%.

(iv) In July 1997, Tyco US tendered for its $145.0 million 8.125% public notes due 1999 and $200.0 million 9.5% public debentures due 2022, and ADT Operations, Inc. tendered for its $250.0 million 8.25% senior notes due 2000 and $294.1 million 9.25% senior subordinated notes due 2003. The percentage of debt tendered was 92.8% of the 8.125% notes, 75.5% of the 9.5% debentures, 96.2% of the 8.25% notes and 95.2% of the 9.25% notes. The two companies paid an aggregate amount, including accrued interest, of approximately $900.8 million to the note holders, of which $800.0 million was financed from the new credit agreement discussed above. In connection with the tender, the Company recorded an after-tax charge of approximately $58.3 million, net of related income tax benefit of $33.0 million, primarily representing unamortized debt issuance fees and the premium paid, which was reported as an extraordinary loss (Note 13).

      The $250.0 million 8.25% senior notes due August 2000 were issued in August 1993, through a public offering, by ADT Operations, Inc. and are guaranteed on a senior basis by the Company and certain subsidiaries of ADT Operations, Inc. The senior notes are not redeemable prior to maturity.

      The $294.1 million 9.25% senior subordinated notes due August 2003 were issued in August 1993, through a public offering, by ADT Operations, Inc., and are guaranteed on a senior subordinated basis by the Company. The notes are redeemable in whole or in part, at the option of ADT Operations, Inc., at any time after August 1998 at the following redemption prices: during the twelve month period beginning (a) August 1998 at 103.75%, (b) August 1999 at 102.50%, (c) August 2000 at 101.25%, and thereafter at 100.00% of the principal amount. During 1996 the Company reacquired in the market $23.1 million face value of the senior subordinated notes at a purchase cost of $24.0 million which was financed from cash on hand. The loss arising on reacquisition of $0.9 million, and related costs of $0.5 million, were included in extraordinary items (Note 13).

      In conjunction with the tenders described above, ADT Operations, Inc., through consent of the holders of the senior and senior subordinated notes, eliminated in the indentures pursuant to which such notes were issued (a) certain restrictive covenants and provisions and references to such restrictive covenants, (b) certain events of default to the extent relating to such restrictive covenants and (c) certain definitions to the extent relating to such restrictive covenants and events of default.

(v) In October 1996, Tyco US issued $300.0 million principal amount of 6.5% notes due 2001. The net proceeds were used to redeem debt assumed with the acquisition of Carlisle Plastics, Inc. as well as to reduce certain amounts outstanding under Tyco US' credit agreement and uncommitted lines of credit.

(vi) In March 1997, ADT Finance entered into a sterling denominated bank credit facility of which $137.5 million (L85 million) is a term loan facility and $8 million is a revolving credit facility. The term loan facility was fully drawn down and was used to repay in part the $26 million drawn down under another sterling denominated bank credit facility entered into in January 1997. The new facility has a term of five years and is guaranteed by the Company and certain of its subsidiaries. Interest is payable at LIBOR plus a margin. The interest rate at September 30, 1997 was 7.73%.

(vii) In December 1996, ASH Capital Finance (Jersey) Limited gave notice to all bond holders that in January 1997 it would redeem all of the capital bonds then outstanding at a price equating to the denomination of each capital bond together with all accrued interest due. Accordingly, in January 1997 the capital bonds were fully redeemed at their carrying amount, which was financed from cash on hand and amounts drawn down under the sterling denominated bank credit facility.

                            TYCO INTERNATIONAL LTD.

(viii) In July 1995, ADT Operations, Inc. issued $776.3 million aggregate principal amount at maturity of its zero coupon subordinated Liquid Yield Option Notes ("LYONs") maturing July 2010. The net proceeds of the issue amounted to $287.4 million which was used to repay in full all amounts outstanding under ADT Operations Inc.'s previous bank credit agreement, which was subsequently canceled. The issue price per LYON was $383.09, being 38.309% of the principal amount of $1,000 per LYON at maturity, reflecting a yield to maturity of 6.5% per annum (computed on a semi-annual bond equivalent basis). The discount amortization on the LYONs is being charged as interest expense through the consolidated statements of operations on a basis linked to the yield to maturity. The LYONs discount amortization for Fiscal 1997 amounted to $15.9 million (1996 -- $20.3 million; 1995 -- $9.4 million). Each LYON is exchangeable for common shares of the Company at the option of the holder at any time prior to maturity, unless previously redeemed or otherwise purchased by ADT Operations, Inc., at an exchange rate of 27.176 common shares per LYON. During 1997 and 1996, respectively, 188,290 and 619 Notes with carrying values of $83.0 and $0.3 million were exchanged for 5,116,923 and 16,820 common shares of the Company. Any LYON will be purchased by ADT Operations, Inc., at the option of the holder, as of July 2002 for a purchase price per LYON of $599.46. At this time, if the holder exercises the option, the Company has the right to deliver all or a portion of the purchase price in the form of common shares of the Company. Beginning July 2002, the LYONs are redeemable for cash at any time at the option of ADT Operations, Inc., in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption. The LYONs are guaranteed on a subordinated basis by the Company. If, on or prior to maturity, there is a change in control, as defined, the holder has the right to require ADT Operations, Inc. to purchase the LYONs at the change in control purchase price, as defined.

     The average rate of interest on all long-term debt during the nine months ended September 30, 1997 was 7.6% (1996 -- 8.0%; 1995 -- 8.3%).

     The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $250.0 in Fiscal 1998, $932.6 in Fiscal 1999, $93.5 in Fiscal 2000, $817.1 in Fiscal 2001 and $56.9 in Fiscal 2002.

     At September 30, 1997, the Company had an interest rate swap agreement with a financial institution having a total notional amount of $50 million, which effectively converts fixed rate debt to variable rate debt. Under this agreement, the Company will receive payments at an average fixed rate of 5.56% and will make payments based on six month LIBOR, which, at September 30, 1997, was 5.84%. This agreement expires in March 1998. The impact of the Company's interest rate swap activities on its weighted average borrowing rate was not material in any year. The impact on reported interest was a reduction of $0.8 million, a reduction of $1.8 million, and an increase of $1.0 million for Fiscal 1997, 1996, and 1995, respectively.

     At September 30, 1997, the Company had interest rate lock agreements with a financial institution for a total notional amount of $500 million. These instruments hedge the cost of indebtedness and any resulting interest differentials to be paid or received will be recognized over the term of the indebtedness. At September 30, 1997, the fair value of the interest rate locks was $12.3 million in excess of the notional amount.

5.  SALE OF ACCOUNTS RECEIVABLE

     The Company has an agreement under which one of its operating subsidiaries sells a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, owns all of its assets and sells participating interests in such accounts receivable to creditors who, in turn, purchase and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiary sells new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful

                            TYCO INTERNATIONAL LTD.

accounts has been retained on the Company's consolidated balance sheet. At September 30, 1997, the $300 million available under the program was fully utilized. At December 31, 1996 the $225 million available under the program was fully utilized. The proceeds from the sales were used to reduce borrowings under uncommitted lines of credit and are reported as operating cash flows in the Company's Consolidated Statement of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables of $10.4 million, $12.1 million, and $8.2 million during Fiscal 1997, 1996 and 1995, respectively, and has been included in selling, general and administrative expense in the Company's Consolidated Statement of Operations. The operating subsidiary, as servicing agent for the purchaser, retains collection and administrative responsibilities for the participating interests in the defined pool.

6.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The Company also has currency options (notional amount of $54.0 million), as well as interest rate swaps. At September 30, 1997 and at December 31, 1996 the fair value of interest rate swaps approximated book value, and the fair value of long-term debt was approximately $2,482.6 million (book value of $2,480.6 million), based on current interest rates. The fair value of financial instruments included in working capital approximated book value.

     None of the Company's financial instruments represent a concentration of credit risk as the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. None of the Company's off-balance sheet financial instruments would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement.

7.  INCOME TAXES

     The (benefit) provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated (loss) income before taxes and the Company's income tax provision are as follows:

                                                           NINE
                                                       MONTHS ENDED             YEAR ENDED
                                                       SEPTEMBER 30,           DECEMBER 31,
                                                       -------------         -----------------
                                                           1997               1996       1995
                                                       -------------         ------     ------
                                                                    (IN MILLIONS)
    Notional U.S. federal income taxes at the
      statutory rate.................................     $(206.4)           $(21.5)    $166.6
    Adjustments to reconcile to the Company's income
      tax provision:
      U.S. state income tax provision, net...........        16.2              22.4       19.1
      SFAS 121 impairment............................        49.6             150.2       --
      Non U.S. net losses (earnings).................       121.4              75.5       14.4
      Provision for unrepatriated earnings of
         subsidiaries................................        64.1              --         --
      Nondeductible restructuring charges............       112.9              --         --
      Other..........................................        29.2               8.9        8.5
                                                           ------            ------     ------
      Provision for income taxes.....................       187.0             235.5      208.6
      Deferred benefit (provision)...................       257.4             (38.6)     (43.4)
                                                           ------            ------     ------
      Current provision..............................     $ 444.4            $196.9     $165.2
                                                           ======            ======     ======

                            TYCO INTERNATIONAL LTD.

     The provisions for Fiscal 1997, 1996, and 1995 included $101.1 million, $45.3 million and $38.8 million, respectively, for non-U.S. income taxes. The non-U.S. component of (loss) income before income taxes was $(183.9) million, $(117.7) million and $69.5 million, for Fiscal 1997, 1996, and 1995, respectively. In accordance with Accounting Principals Board Opinion No. 23, a provision of $64.1 million has been made for undistributed earnings of subsidiaries. The remaining earnings are expected to be permanently reinvested.

     The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1997              1996
                                                                 -------------     ------------
                                                                 (IN MILLIONS)
    Deferred tax assets:
      Accrued liabilities and reserves.........................    $   603.4         $  228.8
      Accrued postretirement benefit obligation................         59.5             60.2
      Tax loss carryforwards...................................        284.7            319.7
      Interest.................................................         92.7             51.8
      Other....................................................          5.1             21.6
                                                                      ------           ------
                                                                     1,045.4            682.1
                                                                      ------           ------
    Deferred tax liabilities:
      Property, plant and equipment............................       (433.4)          (393.2)
      Contracts................................................         (6.1)            (6.8)
      Accrued liabilities and reserves.........................        (17.0)           (12.2)
      Other....................................................        (14.7)           (38.8)
                                                                      ------           ------
                                                                      (471.2)          (451.0)
                                                                      ------           ------
      Net deferred income tax asset before valuation
         allowance.............................................        574.2            231.1
      Valuation allowance......................................       (115.4)          (156.3)
                                                                      ------           ------
      Net deferred income tax asset............................    $   458.8         $   74.8
                                                                      ======           ======

     As of September 30, 1997, the Company had approximately $223.6 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $204.1 million have no expiration, and the remaining $19.5 million will expire in future years to 2004. U.S. operating loss carryforwards at September 30, 1997 were approximately $578.8 million and will expire in future years to 2011. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized. During Fiscal 1997, the Company had a $37.8 million reduction of its valuation allowance, as a result of a change in estimate as to realization, with a corresponding reduction in intangible assets.

     In the normal course, the Company and its subsidiaries' income tax returns are examined by the regulatory tax authorities and, in connection with such examinations, significant assessments could arise. During 1995, the United States Internal Revenue Service ("IRS") examined the Former Tyco's 1991 and 1992 income tax returns. In connection with such examination, one item is currently under review by the IRS National Office which could result in a significant assessment of additional taxes. Ultimate resolution of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                            TYCO INTERNATIONAL LTD.

8.  KEY EMPLOYEE LOAN PROGRAM

     Loans are made by the Former Tyco to employees of the Company under the Former Tyco 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under the Former Tyco's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Former Tyco's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. Loans under this program were $12.3 million and $15.3 million at September 30, 1997 and December 31, 1996, respectively.

9.  CONVERTIBLE REDEEMABLE PREFERENCE SHARES

     The Company has authorized (a) 225,000 5 3/4% convertible cumulative redeemable preference shares of $1 each, (b) 500,000 6% convertible cumulative redeemable preference shares of $1 each and (c) 125,000,000 convertible cumulative redeemable preference shares of $1 each, of which none was outstanding at September 30, 1997 or December 31, 1996. Of the 125,000,000 convertible cumulative redeemable preference shares authorized, 7,500,000 have been classified as Series A First Preference Shares and are reserved for issuance pursuant to the Shareholder Rights Plan described below. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise of the remaining 117,500,000 convertible cumulative redeemable preference shares of $1 each, none of which are issued and outstanding, may be determined by the Company on or before the time of allotment.

     In November 1996, the Board of Directors of ADT adopted a Shareholder Rights Plan, which was amended in March 1997 and July 1997 (the "Plan"). Under the Plan, each common shareholder has received a distribution of rights for each common share held. After giving effect to the exchange ratio related to the merger between ADT and Former Tyco and the two-for-one stock split distributed on October 22, 1997, the number of Rights associated with each common share is
1.03879. Each right entitles the holder to purchase from the Company shares of a new series of first preference shares at an initial purchase price of $90 per one-hundredth of a first preference share. The rights will become exercisable and will detach from the common shares a specified period of time after any person becomes the beneficial owner of 15% or more of the Company's common shares, or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the Company's common shares. Once exerciseable each right will entitle the holder, other than the acquiring person, to purchase, for the rights purchase price, common shares having a market value of twice the rights purchase price.

     If, following an acquisition of 15% or more of the Company's common shares, the Company is involved in any mergers or other business combinations or sells or transfers more than 50% of its assets or earnings power, each right will entitle the holder to purchase, for the rights purchase price, common shares of the other party to such transaction, having a market value of twice the rights purchase price. The merger between ADT and the Former Tyco (see Note 2) was specifically excluded from these provisions by an amendment to the Plan in July 1997.

     The Company may redeem the rights at a price of $0.01 per right at any time prior to the specified period of time after a person has become the beneficial owner of 15% or more of the Company's common shares. The rights will expire in November 2005 unless exercised or redeemed earlier.

     In the event of liquidation of the Company, the holders of all of the Company's convertible redeemable preference shares are together entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividend, prior to any payment to the common shareholders.

                            TYCO INTERNATIONAL LTD.

10.  SHAREHOLDERS' EQUITY

     During the last quarter of Fiscal 1997, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend on the Company's common shares. Per share amounts and share data have been retroactively adjusted to reflect the stock split.

     In January 1997, the Former Tyco filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $900 million. In March and April 1997, the Former Tyco sold an aggregate of 23,000,000 shares of common stock off the shelf at $28.88 per share. The net proceeds from the sale of $645.2 million were used to repay indebtedness incurred for previous acquisitions.

     Prior to the merger of ADT with the Former Tyco, the shareholders of ADT approved the consolidating of $0.10 par value common shares into new $0.20 par value common shares and an increase in the number of authorized common shares to 750,000,000. Per share amounts and per share data have been retroactively adjusted to reflect the consolidation into new par value shares. Information with respect to ADT common shares and options has been retroactively restated in connection with the merger on July 2, 1997 to reflect the reverse stock split in the ratio of 0.48133 share of ADT for each share or option outstanding and the issuance of one share for each share of the Former Tyco outstanding (see Note
2). Information with respect to Keystone and INBRAND common shares and options have been retroactively restated in connection with their mergers with Tyco to reflect their applicable merger exchange ratios of 0.48726 and 0.43, respectively.

     All treasury shares held were retired in Fiscal 1997.

     Restricted Stock -- The Former Tyco's 1978 Restricted Stock Ownership Plan (the "1978 Plan") provided for the award of 9,600,000 shares of common stock to key employees through November 30, 1988. Under the 1978 Plan, 9,547,400 shares were granted, net of surrenders. The 1983 Restricted Stock Ownership Plan (the "1983 Plan") provided for the award of 13,600,000 shares of common stock to key employees through October 18, 1993. Under the 1983 Plan, 13,465,200 shares were awarded, net of surrenders. The Former Tyco's 1994 Restricted Stock Ownership Plan (the "1994 Plan"), which was assumed by the Company, provides for the award of an initial amount of shares of common stock plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 1997, there were 5,858,268 shares available, of which 2,744,424 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

     For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period the performance criteria are measured. For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares are credited to contributed surplus.

     Keystone also issued restricted shares under its incentive stock plans. Shares issued under the stock grant plans are owned by the employees at the time of grant, subject to certain restrictions, principally continued employment with Keystone for a period set by the committee, typically ranging from one to ten years. Upon consummation of the merger between Tyco and Keystone, all such restrictions on the Keystone restricted stock grants lapsed.

                            TYCO INTERNATIONAL LTD.

     The total compensation cost expensed for these stock-based compensation awards was $48.5 million, $15.8 million and $9.3 million for fiscal 1997, 1996 and 1995, respectively, including $29.6 million in Fiscal 1997 related to accelerated vesting in connection with changes in control provisions.

     Tyco Stock Options -- The Company has granted employee share options which were issued under five fixed share option plans and schemes which reserve common shares for issuance to the Company's executives and managers. The majority of options have been granted under the Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan -- the "Incentive Plan"). The Incentive Plan was originally approved by shareholders of ADT in October 1993 and certain subsequent amendments to the Incentive Plan were approved by shareholders of ADT in April 1996 and July 1997. The Incentive Plan is administered by the compensation committee of the Board of Directors of the Company, which consists exclusively of independent non-executive directors of the Company. Options are generally granted to purchase the Company common shares at prices which equate to or are above the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Certain options have been granted in which participants were required to pay a subscription price as a condition of vesting. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable in installments over a three year period from the date of grant and have a maximum term of ten years. The Company has reserved 44.0 million common shares for issuance under the Incentive Plan. At September 30, 1997 there were 10,869,346 shares available for future grant.

     In connection with the mergers occurring in Fiscal 1997 (see Note 2), all of the options outstanding under the Former Tyco, Keystone and INBRAND stock option plans were assumed by Tyco's Incentive Plan. These options are administered under the Incentive Plan but retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

     During 1995, the Former Tyco established a stock option plan under which certain employees, excluding officers and directors, have been granted options to purchase common stock at a price equal to fair market value on the date of grant. The options vest on a pro-rata basis over five years, with 50% becoming exercisable at the end of the third year and the remaining exercisable at the end of the fifth year. Grants are for periods generally not in excess of ten years.

     Keystone granted share options under its incentive stock option plans for the benefit of its key employees and directors. Stock options were generally issued at exercise prices which are not less than the fair market value at the date of grant. The options vest after one to five years and expire after five to ten years from the date of grant.

     During 1993, INBRAND adopted The INBRAND Corporation Stock Incentive Plan ("the INBRAND Incentive Plan"). Awards under the INBRAND Incentive Plan were in the form of qualified and non-qualified stock options and/or stock appreciation rights (SAR's). Grants under the INBRAND Incentive Plan could be made to any employee of INBRAND, any Director of the company, or any other person to whom the Compensation Committee determines that making such a grant is in the best interests of the company. The INBRAND Incentive Plan provides for a performance-based stock option format which governs the vesting of option awards. The INBRAND Incentive Plan provided that the exercise price shall not be less than the fair market value of the common stock as of the determination or grant date. Each option granted will be exercisable only during the term fixed by the Compensation Committee, with such term ending from five to ten years after the grant date. If an option holder is still employed by the company thirty days prior to the option's expiration date, the options will fully vest. The INBRAND Incentive Plan contains provisions that restrict the transferability of grants and limit their exercise in the event of termination of employment or the disability or death of the grantee.

                            TYCO INTERNATIONAL LTD.

     The movement in share options outstanding for all plans since January 1, 1995 has been as follows:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                                    EXERCISE
                                                                    OUTSTANDING      PRICE
                                                                    -----------     --------
    At January 1, 1995............................................   18,713,144      $ 9.35
      Granted.....................................................    9,315,522       13.26
      Exercised...................................................   (6,701,240)       3.96
      Canceled....................................................   (1,153,649)      10.59
                                                                     ----------
    At December 31, 1995..........................................   20,173,777       12.91
      Effect of Former Tyco's excluded activity...................       39,500
      Assumed from acquisitions...................................    1,090,212       16.27
      Granted.....................................................    7,896,075       17.14
      Exercised...................................................   (2,765,668)      10.57
      Canceled....................................................     (832,694)      16.65
                                                                     ----------
    At December 31, 1996..........................................   25,601,202       14.49
      Adjustment for INBRAND merger (Note 1)......................      895,128       20.37
      Granted.....................................................    8,524,470       36.31
      Exercised...................................................   (2,111,636)      11.01
      Canceled....................................................     (594,442)      18.64
                                                                     ----------
    At September 30, 1997.........................................   32,314,722       20.22
                                                                     ==========

     The following table summarizes information about outstanding and exercisable options at September 30, 1997:

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ----------------------------------------------       -------------------------
                                                        WEIGHTED
                                       WEIGHTED          AVERAGE                           WEIGHTED
                                       AVERAGE          REMAINING                          AVERAGE
    RANGE OF           NUMBER          EXERCISE        CONTRACTUAL          NUMBER         EXERCISE
EXERCISE PRICES      OUTSTANDING        PRICE         LIFE -- YEARS       EXERCISABLE       PRICE
----------------     -----------       --------       -------------       -----------      --------
$ 0.00 to $ 4.95          24,098        $ 2.32             3.4                24,098        $ 2.32
  6.93 to   7.60          31,390          7.59             4.7                31,390          7.59
  8.31 to   8.97         766,769          8.50             6.2               766,769          8.50
  9.14 to  13.35      11,048,080         12.17             7.2             5,068,663         10.91
 13.58 to  16.56       8,530,673         15.55             6.1             8,303,451         15.54
 17.14 to  29.06       4,287,157         21.98             8.0             1,530,119         23.85
 29.25 to  38.31       7,123,011         37.16             9.6                22,511         29.74
 40.42 to  52.82         503,544         41.04             9.3                30,344         50.61
                      ----------                                          ----------
                      32,314,722                                          15,777,345
                      ==========                                          ==========

  Stock-Based Compensation -- During 1996, the Company was required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to measure compensation cost in connection with executive share option plans and schemes using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and no compensation cost has been

                            TYCO INTERNATIONAL LTD.

recorded. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's proforma net (loss) income and proforma net (loss) income per common share for Fiscal 1997, 1996 and 1995 would have been as follows:

                                                         1997        1996        1995
                                                        -------     -------     -------
        Net (loss) income -- proforma (in millions)...  $(854.0)    $(335.0)    $ 250.9
        Net (loss) income per common
          share -- proforma...........................    (1.64)       (.70)        .53

     The estimated weighted average fair value of Tyco, Former Tyco and INBRAND options granted during Fiscal 1997 was $12.15, $9.55 and $37.17, respectively, on the date of grant using the option-pricing model and assumptions referred to below. There were no stock option grants for Keystone in Fiscal 1997.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for Fiscal 1997:

                                                             TYCO      FORMER TYCO      INBRAND
                                                           --------    ------------    ----------
    Expected stock price volatility...................        22%           22%            55%
    Risk free interest rate...........................      6.07%         6.34%          6.26%
    Expected annual dividends.........................     $0.10         $0.10             --
    Expected life of options..........................     5 years       5 years       6.4 years

     The following weighted average assumptions were used for 1996 and 1995:

                                             1996                                      1995
                            ---------------------------------------   ---------------------------------------
                               ADT        FORMER TYCO      KEYSTONE      ADT        FORMER TYCO      KEYSTONE
                            ----------  ----------------   --------   ----------  ----------------   --------
Expected stock price
  volatility..............      28%            22%           26%          28%            22%           26%
Risk free interest rate...     5.9%           5.8%          6.4%         5.9%           5.8%          6.1%
Expected annual
  dividends...............      --      $0.10 per share     3.8%          --      $0.10 per share     3.8%
Expected life of
  options.................  3.7 years      3.7 years       7 years    3.7 years      3.7 years       6 years

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

  Stock Warrants -- The Company has outstanding warrants to purchase common stock at per share exercise prices of $2.99 (the "A Warrants") and $3.98 (the "B Warrants"), respectively (together, the "Warrants"). The Warrants expire on July 7, 1999. During fiscal 1997, 36,532 A warrants and 25,000 B warrants were exercised. During 1996, 30,240 A Warrants and 25,120 B Warrants were exercised. During 1995, 5,198,256 A Warrants and 5,438,868 B Warrants were exercised. At September 30, 1997, 234,136 A Warrants and 150,542 B Warrants were outstanding.

     In July 1996, as part of the then agreement to combine with Republic Industries, Inc. ("Republic"), ADT granted to Republic a warrant (the "Warrant") to acquire 14,439,900 common shares of the Company at an exercise price of $20.78 per common share. Following termination of the agreement to combine with Republic, the Warrant vested and was exercisable by Republic in the six month period commencing September 27, 1996. In March 1997, the Warrant was exercised by Republic and the Company received $300 million in cash.

     Dividends -- In the third quarter of Fiscal 1997 the Company declared a cash dividend of $0.025 per share. The dividend was paid on November 11, 1997 to shareholders of record on October 1, 1997. Former Tyco declared cash dividends of $0.025 per Former Tyco common share in each of the first two quarters in Fiscal 1997 preceding the merger and Former Tyco declared cash dividends of $0.10 per Former Tyco

                            TYCO INTERNATIONAL LTD.

common share in 1996 and 1995. ADT paid no dividends on its common shares in Fiscal 1997, 1996, and 1995. Keystone declared quarterly dividends of $0.19 per share in each of the three quarters in Fiscal 1997 and $0.76 per share in 1996 and 1995.

11.  CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     Charges for the impairment of long-lived assets are as follows:

                                                              1997       1996      1995
                                                             ------     ------     ----
                                                                   (IN MILLIONS)
        Fire and Security Services.........................  $118.8     $731.7     $--
        Flow Control Products..............................    29.6       --        8.2
        Disposable and Specialty Products..................    --         13.0      --
                                                             ------     ------     ----
                                                             $148.4     $744.7     $8.2
                                                             ======     ======     ====

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Under SFAS 121 impairment losses are recognized when expected future cash flows are less than the assets' carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets are adjusted if the sum of expected future cash flows is less than book value.

  1997 Charges

     The Company recorded charges of $148.4 million for the impairment of long-lived assets in Fiscal 1997.

     The Fire and Security Services group recorded a charge of $118.8 million. This includes $98.8 million related to subscriber security systems installed at customers' premises in the United States and Canada, determined following a review of the carrying value of the assets. It also includes an impairment in the carrying value of goodwill of $20.0 million resulting from the combination of ADT's electronic security business with that of Former Tyco.

     The Flow Control Products group recorded a charge of $29.6 million reflecting an impairment in the carrying value of goodwill resulting from the combination of Keystone's valve manufacturing and distribution business with that of Former Tyco.

  1996 Charges

     Following the adoption of SFAS 121, in particular the change in methodology requiring the Company to evaluate assets at the lowest level of asset grouping, rather than on an aggregate basis, the Company recorded a charge of $731.7 million in the Fire and Security Services segment relating to the electronic security services business of ADT. The assets principally comprise subscriber systems installed at customers' premises, which are included in property, plant and equipment and the related goodwill and other intangible assets.

     Of this charge, $397.1 million related to an impairment in the carrying value of subscriber systems, principally in the commercial sector, including the related goodwill, which principally arose on the acquisition of ADT Security Services in 1987. Since 1989, the Company's electronic security services operations in the residential sector have developed at a very rapid rate based principally on internally generated growth. As a consequence, the Company's operations in the commercial sector, which were acquired principally in 1987,

                            TYCO INTERNATIONAL LTD.

have now been complemented by a significant residential electronic security services operation and operations have been reorganized along separate commercial and residential business lines, rather than on an aggregate geographic basis. When the financial projections and estimated cash flows of the commercial sector were analyzed separately, they indicated that the carrying value of the related assets may not be fully recoverable. The impairment charge amounted to $303.4 million in the United States, $56.7 million in Canada and $37.0 million in Europe.

     The remaining $334.6 million impairment charge relates to the electronic security services of the ASH Group which principally arose on the acquisition of certain of the businesses of Modern Security Systems in 1989 and 1990, API Security in 1989 and the Sonitrol Group in 1992. After a review of the carrying value of subscriber systems and related goodwill and other intangibles in connection with a reorganization of both the commercial and residential business sectors to address, in part, changes in the electronic security services business environment and performance similar to those being addressed by the ADT group, an impairment charge in the carrying values of the assets was recorded. In addition, the aggregate fair value of ADT common shares issued to ASH shareholders was significantly less than ASH's consolidated net asset value. It was for all of these reasons that the Company reviewed the assets for impairment upon adoption of SFAS 121. The impairment charge amounted to $211.2 million in the United Kingdom and $123.4 million in the United States.

     An impairment charge of $13.0 million was recorded in the Company's vehicle auction business, included in the Disposable and Specialty Products segment, relating to an impairment in the carrying value of property and related improvements, including related goodwill, which principally arose on the acquisition of ADT Automotive in 1987.

  1995 Charges

     In connection with the divestiture of underperforming assets associated with their 1995 restructuring charge (see Note 15), Keystone recognized a charge of $8.2 million relating to the impairment of certain long-lived assets held for sale as part of the divestiture.

12.  OTHER INCOME LESS EXPENSES

     Other Income Less Expenses consists of the following:

                                                             1997       1996      1995
                                                            ------     ------     -----
                                                                   (IN MILLIONS)
        Gains and losses arising from the ownership of:
        Long-term investments(i)..........................  $ --       $ 54.4     $(5.0)
        Settlement gain (See Note 3)......................    --         65.0        --
                                                            ------     ------      ----
                                                            $ --       $119.4     $(5.0)
                                                            ======     ======      ====

---------------
(i) Realized gains and losses arising from the ownership of short-term and long-term investments are stated before carrying costs of interest, administrative and other expenses. During 1996 gains arising from the ownership of long-term investments comprised a net gain of $53.4 million relating to the disposal in November 1996 of ADT's entire investment in Limelight Group plc, a United Kingdom quoted company, which was previously valued and accounted for by ADT at a nominal amount, a net gain of $1.2 million relating to the disposal of ADT's equity investment in Integrated Transport Systems Limited (Notes 3 and 18) and other net losses of $0.2 million principally arising from the disposal of other non-core investments.

                            TYCO INTERNATIONAL LTD.

    During 1995 losses arising from the ownership of long-term investments comprised $5.1 million relating to the disposal, principally during the second quarter of 1995, of ADT's entire equity investments in Compagnie General de Protection et Securite SA ("CGPS") and Microtech Security (UK) Limited ("Microtech") which were held by the ASH group, and other net gains of $0.1 million principally arising from the disposal of other investments.

13.  EXTRAORDINARY ITEMS

     During Fiscal 1997, 1996 and 1995 the Company reacquired in the market certain of its senior, senior subordinated and public notes, which was financed from cash on hand and new credit agreements (See Note 4). Extraordinary items included the loss arising on reacquisition of these notes of $79.7 million (1996 -- $0.9 million; 1995 -- $0.9 million) and the write off of net unamortized deferred refinancing costs and other related fees of $11.6 million (1996 -- $0.5 million; 1995 -- $0.8 million) relating to the early extinguishment of certain amounts outstanding under the senior subordinated notes, and were stated net of applicable income taxes of $33.0 million
(1996 -- $0.2 million; 1995 -- $0.2 million).

     In September 1996, ADT repaid in full all amounts owed by the ASH group under its senior notes and bank credit agreement, which were subsequently canceled, and which was financed from cash on hand and loans drawn under the revolving bank credit agreement. Extraordinary items included the loss arising on repayment of $4.2 million and the write off of net unamortized deferred refinancing costs of $0.4 million relating to the early extinguishment of all amounts outstanding under the senior notes and bank credit agreement owed by the ASH group, with no consequential tax effect.

     In December 1996, ADT gave notice to all convertible capital bond holders that all of the outstanding capital bonds owed by the ASH group would be fully redeemed by ADT, and subsequently canceled, and which was financed from cash on hand and amounts drawn down under the sterling denominated bank credit facility. Extraordinary items included the write off of net unamortized deferred refinancing costs of $1.6 million relating to the early extinguishment of all amounts outstanding under the convertible capital bonds owed by the ASH group, with no consequential tax effect.

     In December 1996, ADT entered into a new bank credit agreement, subject to completion of certain additional documentation which was signed in January 1997, which replaced in full its previous bank credit agreement and which was subsequently canceled. Extraordinary items included the write off of net unamortized deferred refinancing costs of $1.5 million relating to the early extinguishment of all amounts outstanding under the bank credit agreement owed by the ADT group, and were stated net of applicable income taxes of $0.5 million.

     In July 1995, ADT repaid in full all amounts owed by the ADT group under its previous bank credit agreement, which was subsequently canceled. ADT funded the repayment from the net proceeds of the issue of its Liquid Yield Option Notes. Extraordinary items included the write off of net unamortized deferred refinancing costs of $12.8 million relating to the early extinguishment of all amounts outstanding under the previous bank credit agreement owed by the ADT group, and were stated net of applicable income taxes of $4.5 million.

     In connection with the refinancing of Kendall's subordinated notes, the Former Tyco recorded a charge of $4.3 million ($2.6 million after-tax), representing unamortized debt issuance fees and a call premium, as an extraordinary loss during 1995.

14.  (LOSS) EARNINGS PER COMMON SHARE

     The calculation of primary (loss) earnings per common share was based on the weighted average of 519,487,853 (1996 -- 475,552,956; 1995 -- 469,626,634)
common shares in issue during the year which in Fiscal 1997 and 1996 did not allow for the allotment of common shares under executive share option and

                            TYCO INTERNATIONAL LTD.

restricted stock plans, which are considered common stock equivalents, because their effect was anti-dilutive as a consequence of the net loss for those years. Common stock equivalents included in the weighted average number of common shares in issue during 1995 were 9.0 million. Primary (loss) earnings per common share from continuing operations was based on adjusted net loss from continuing operations available to common shareholders of $776.8 million (1996 -- $297.0 million net loss; 1995 -- $267.2 million net income).

15.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     Merger, Restructuring and Other Non-recurring Charges are as follows:

                                                                    1997       1996      1995
                                                                   ------     ------     -----
                                                                          (IN MILLIONS)
    Fire and Security Services................................     $530.3     $246.1     $34.2
    Flow Control Products.....................................      256.2         --      25.7
    Disposable and Specialty Products.........................      131.3         --      37.2
                                                                   ------     ------     -----
                                                                   $917.8     $246.1     $97.1
                                                                   ======     ======     =====

  1997 Charges

     In connection with the mergers consummated in Fiscal 1997 (Note 2), the Company recorded merger, restructuring and other nonrecurring charges of $917.8 million. Transaction costs of $239.8 million to effect the mergers relate to legal, accounting, financial advisory services, severance and other costs payable at the effective time of the mergers as well as other direct expenses. These were expensed as is required under the pooling of interests accounting method. Also incurred were costs required to combine ADT's electronic security business, Keystone's valve manufacturing and distribution business and INBRAND's disposable medical products business with the related businesses of Former Tyco. These costs include the cost of workforce reductions of $130.3 million including the elimination of approximately 4,000 positions, the combination of certain facilities of $194.2 million involving the closure of 18 manufacturing facilities and the consolidation of sales and service offices, electronic security system monitoring centers, warehouses and other locations, disposing of excess equipment and other assets of $133.5 million and other costs of $220.0 million relating to the consolidation of certain product lines, the satisfaction of certain liabilities and other nonrecurring charges. Approximately $456.4 million of accrued merger and restructuring costs are included in other current liabilities and $84.5 million in other noncurrent liabilities of September 30, 1997. The Company currently anticipates that the restructurings will be substantially completed by September 30, 1998, except for certain long-term contractual obligations.

  1996 Charges

     During 1995, ADT commenced a strategic review of its electronic security services business operation and ADT's related corporate organizational structure with a view to developing a business strategy which would place ADT in a stronger position to deal with the changing electronic security business environment and challenges facing its electronic security service businesses in the late 1990's. During 1996, this strategic review process continued and was extended to include a significantly expanded agenda including an evaluation of the administrative, accounting, management information systems and technological infrastructures of its United States electronic security businesses which is ongoing. This project is intended to modify and improve the entire structure of the business operations.

     During 1996, a charge was recorded which was principally attributable to planned technological infrastructure enhancements to facilitate further consolidation of ADT's entire United States monitoring center network together with all related operations. The charge amounted to $136.4 million and included the write-off of certain property, plant and equipment of $82.6 million, provision for idle property leases of $18.9

                            TYCO INTERNATIONAL LTD.

million, the termination of certain contractual obligations and other settlement costs of $9.4 million and other integration and restructuring costs of $25.5 million.

     Also in 1996, ADT commenced a strategic and detailed review of the electronic security services businesses acquired as part of the acquisition of ASH in September 1996. This review was intended to integrate fully the ASH group into ADT's existing electronic security service businesses in the United Kingdom and the United States. A restructuring charge of $97.8 million was recorded which included the write off of certain property, plant and equipment of $13.2 million, provision for idle property leases of $22.5 million, the termination of certain contractual obligations and other settlement costs of $35.2 million and other integration and restructuring costs of $26.9 million.

     As part of the strategic review, ADT also commenced an evaluation of the customer monitoring network in its Canadian electronic security services business, which resulted in a charge for restructuring and other nonrecurring items of $3.1 million which included the writeoff of certain property, plant and equipment of $1.3 million and provision for idle property leases of $1.8 million.

     Approximately $61.8 million of costs related to these charges are included in other current and noncurrent liabilities at September 30, 1997. These restructurings are anticipated to be completed by September 30, 1998.

     The fees and expenses related to the ASH merger were expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $8.8 million in 1996.

  1995 Charges

     In 1995, ADT recorded a restructuring charge for its United States electronic security businesses, principally attributable to the closure of its Parsippany, New Jersey facility and associated corporate offices. The charge amounted to $19.4 million and included employee severance and other associated costs of $13.6 million, the write-off of certain property, plant and equipment of $1.9 million and other integration and restructuring costs of $3.9 million.

     In 1995, ADT also evaluated its group corporate structure, particularly in the United Kingdom and recorded a restructuring charge of $12.8 million which included a provision for idle property leases of $5.6 million, employee severance for four executives and other associated costs of $2.4 million, certain contractual obligations and other settlement costs of $4.8 million. ADT also commenced an evaluation of the management information systems in the United Kingdom electronic security services business which resulted in a charge for restructuring and other nonrecurring items of $2.0 million principally relating to the write-off of certain property, plant and equipment.

     During 1995, Keystone recorded a charge of $22.8 million for restructuring and severance related costs in connection with a worldwide workforce reduction at Keystone and restructuring plans aimed at further streamlining operations and the divestiture of underperforming assets. The charge includes severance and related costs of $17.7 million, the write down of certain assets totaling $2.7 million and other costs associated with divesting assets of $2.4 million. Keystone also recorded plant closure costs of $2.9 million in connection with the closure of a manufacturing facility in Indiana. All of these actions were completed in 1996 and 1997.

     Approximately $10.1 million of costs related to these charges are included in other current and noncurrent liabilities at September 30, 1997. These restructurings are substantially complete.

     The fees and expenses related to the merger of Former Tyco with Kendall were expensed as is required under the pooling of interests accounting method. Such fees and expenses amounted to $37.2 million in 1995.

                            TYCO INTERNATIONAL LTD.

16.  COMMITMENTS AND CONTINGENCIES

     The Company occupies certain facilities under leases that expire at various dates through the year 2021. Rental expense under these leases and leases for equipment was $153.5 million, $178.8 million and $151.8 million for fiscal 1997, 1996, and 1995, respectively. At September 30, 1997, the minimum lease payment obligations under noncancelable operating leases were as follows: $199.2 million in Fiscal 1998, $164.0 million in Fiscal 1999, $105.5 million in Fiscal 2000, $96.5 million in Fiscal 2001, $53.6 million in Fiscal 2002 and an aggregate of $149.2 million in years Fiscal 2003 through 2021.

     In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in an aggregate amount in the range of $9.8 million to $38.0 million. At September 30, 1997, the Company has concluded that the most probable amount that will be incurred within this range is $17.6 million, and such amount is included in the caption "accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $17.6 million, the Company has concluded that its payment of such estimated amounts will not have a material effect on its financial position, results of operations or liquidity.

     The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings either individually or in the aggregate to have a material adverse effect on its financial position, results of operations or liquidity.

                            TYCO INTERNATIONAL LTD.

17.  RETIREMENT PLANS

     Defined Benefit Pension Plans -- The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Contributions are based on periodic actuarial valuations which use the projected unit credit method of calculation and are charged to the consolidated statements of operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries in the countries concerned or is based on subsequent formal reviews for the purpose. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

     The net periodic pension cost for all defined benefit pension plans includes the following components:

                                                               1997        1996       1995
                                                              -------     ------     ------
                                                                      (IN MILLIONS)
    Service cost............................................  $  21.4     $ 23.4     $ 21.7
    Interest cost...........................................     46.1       53.6       50.4
    Actual return...........................................   (141.8)     (68.4)     (73.9)
    Net amortization and deferral...........................     83.9        4.4       17.5
                                                              -------     ------     ------
    Net periodic pension expense............................  $   9.6     $ 13.0     $ 15.7
                                                              =======     ======     ======

     Accrued (prepaid) pension cost at September 30, 1997 for defined benefit plans is as follows:

                                                       ASSETS EXCEED      ACCUMULATED
                                                        ACCUMULATED        BENEFITS
                                                         BENEFITS        EXCEED ASSETS     TOTAL
                                                       -------------     -------------     ------
                                                                     (IN MILLIONS)
    Actuarial present value of accumulated benefit
      obligations:
      Vested.........................................     $ 682.0           $ 127.6        $809.6
      Non-vested.....................................        12.1              14.1          26.2
                                                          -------            ------        ------
    Total............................................       694.1             141.7         835.8
    Effect of future salary increases................        61.1               8.2          69.3
                                                          -------            ------        ------
    Projected benefit obligations....................       755.2             149.9         905.1
    Plan assets at fair value........................       863.2              62.7         925.9
                                                          -------            ------        ------
    Plan assets (in excess of) less than projected
      benefit obligations............................      (108.0)             87.2         (20.8)
    Unrecognized transition asset (liability)........        12.3              (0.8)         11.5
    Unrecognized prior service cost..................        (4.4)            (13.7)        (18.1)
    Additional minimum liability.....................          --              11.0          11.0
    Unrecognized net gain............................        51.7               1.7          53.4
                                                          -------            ------        ------
    Accrued (prepaid) pension cost...................     $ (48.4)          $  85.4        $ 37.0
                                                          =======            ======        ======

                            TYCO INTERNATIONAL LTD.

     Accrued (prepaid) pension cost at December 31, 1996 for defined benefit plans is as follows:

                                                            ASSETS        ACCUMULATED
                                                            EXCEED         BENEFITS
                                                          ACCUMULATED       EXCEED
                                                           BENEFITS         ASSETS       TOTAL
                                                          -----------     -----------    ------
                                                                      (IN MILLIONS)
    Actuarial present value of accumulated benefit
      obligations:
      Vested............................................    $ 450.4         $ 271.0       $721.4
      Non-vested........................................        9.2            24.2        33.4
                                                             ------          ------      ------
    Total...............................................      459.6           295.2       754.8
    Effect of future salary increases and other.........       15.2            28.2        43.4
                                                             ------          ------      ------
    Projected benefit obligations.......................      474.8           323.4       798.2
    Plan assets at fair value...........................      549.2           251.2       800.4
                                                             ------          ------      ------
    Plan assets (in excess of) less than projected
      benefit obligations...............................      (74.4)           72.2        (2.2)
    Unrecognized transition asset (liability)...........       13.2            (0.8)       12.4
    Unrecognized prior service cost.....................       (1.8)           (7.5)       (9.3)
    Additional minimum liability........................         --            10.6        10.6
    Unrecognized net (loss) gain........................       (8.8)           27.3        18.5
                                                             ------          ------      ------
    Accrued (prepaid) pension cost......................    $ (71.8)        $ 101.8       $30.0
                                                             ======          ======      ======

     Pursuant to the provisions of SFAS 87, "Employers' Accounting for Pensions," the Company recorded, in other liabilities, an Additional Minimum Pension Liability Adjustment of $11.0 million and $10.6 million as of September 30, 1997 and December 31, 1996, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset, included in goodwill and other intangible assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded, net of the related deferred tax benefit, as a reduction of shareholders' equity in the amount of $1.9 million at September 30, 1997 and $2.5 million at December 31, 1996, respectively.

     In fiscal 1997, 1996, and 1995, the Company terminated certain defined benefit pension plans and distributed the plans' assets to the participants. Gains and losses resulting from terminations were not material. In addition the Company recognized liabilities for certain plans related to business acquisitions in each of the years presented, the amounts of which were not material.

     Of the total plan obligations in fiscal 1997, 53% relate to U.S. plans and 47% relate to non-U.S. plans (in 1996, 55% and 45%, respectively). The average discount rate used in determining the actuarial present value of the projected benefit obligation, weighted in relation to plan obligations, was 7.5% at September 30, 1997 (7.5 -- 8.5% at December 31, 1996). The average rate of increase in future compensation levels was 4.8% at September 30, 1997
(4.0 -- 7.0% at December 31, 1996). The weighted average long-term rate of return on assets was 9.6% at September 30, 1997 (9.5 -- 10.0% at December 31,
1996). Plan assets are invested principally in equity and fixed income instruments.

     The Former Tyco also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $1.5 million, $2.0 million, and $2.5 million for fiscal 1997, 1996, and 1995, respectively.

  Defined Contribution Retirement Plans -- The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and stock

                            TYCO INTERNATIONAL LTD.

bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $28.0 million, $31.2 million and $23.5 million for fiscal 1997, 1996, and 1995, respectively. During 1995, the Former Tyco established an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $2.2 million, $1.7 million and $0.4 million in fiscal 1997, 1996 and 1995, respectively.

  Post-retirement Benefit Plans -- The Company generally does not provide post-retirement benefits other than pensions for its employees. ADT's electronic security services operation in the United States sponsors an unfunded defined benefit post-retirement plan which covers both salaried and non-salaried employees and which provides medical and other benefits. This post-retirement health care plan is contributory, with retiree contributions adjusted annually. In addition, certain of Former Tyco's acquired operations provide these benefits to employees who were eligible at the date of acquisition.

     Net periodic post-retirement benefit cost reflects the following components:

                                                                  1997      1996      1995
                                                                  -----     -----     -----
                                                                        (IN MILLIONS)
    Service cost................................................  $ 0.6     $ 0.9     $  .9
    Interest cost...............................................    5.5       6.8       7.1
    Net amortization and deferral...............................   (3.6)     (4.2)     (4.2)
                                                                  -----     -----     -----
    Net periodic post-retirement benefit cost...................  $ 2.5     $ 3.5     $ 3.8
                                                                  =====     =====     =====

     The components of the accrued post-retirement benefit obligation, all of which are unfunded, are as follows:

                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                1997                  1996
                                                           -------------          ------------
                                                                      (IN MILLIONS)
    Accumulated post-retirement benefit obligation:
      Retirees.........................................        $ 73.6                 $ 71.3
      Fully eligible active plan participants..........          18.7                   16.1
      Other active plan participants...................           8.3                    7.6
                                                               ------                 ------
                                                                100.6                   95.0
    Unrecognized prior service benefit.................          30.1                   31.0
    Unrecognized net gain..............................          17.6                   13.7
                                                               ------                 ------
    Accrued post-retirement benefit cost...............        $148.3                 $139.7
                                                               ======                 ======

     For measurement purposes, in Fiscal 1997, a 9.3% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.75% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation as of September 30, 1997 by $5.2 million and the aggregate of the service and interest cost component of net periodic post-retirement benefit cost for the year then ended by $0.3 million. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at September 30, 1997 (7.5 -- 7.75% at December 31, 1996).

     During 1992, ADT adopted amendments to the plan that reduced benefits attributable to prior service. These amendments resulted in approximately a $20 million decrease in the obligation for benefits attributable to prior service. This decrease is being amortized as a reduction of plan costs on an actuarially calculated basis

                            TYCO INTERNATIONAL LTD.

over a period of approximately twenty years beginning January 1992. Effective January 1995 ADT implemented a defined dollar benefit cap for all current and future retirees under the ADT plan, regardless of age.

18.  RELATED PARTY TRANSACTIONS

     In December 1995, ADT entered into an agreement with Integrated Transport Systems Limited ("ITS"), a United Kingdom unquoted company, and its wholly-owned subsidiaries Loanoption Limited and ITS Finance Limited, under which ADT disposed of an interest in European Auctions (see Note 3). The aggregate consideration received on closing was comprised of cash of $235.1 million, a $187.6 million Vendor Note with an issue price of $83.9 million and valued at $74.6 million, $31.1 million Shareholder Loan Notes with an issue price of $13.9 million and valued at $13.3 million, and a 43.1% interest in the ordinary share capital of ITS at an issue price of $2.0 million and valued at $0.9 million.

     In February 1996, ADT disposed of its entire interest in Shareholder Loan Notes and 33.1% of the ordinary share capital of ITS for an aggregate cash consideration of $15.4 million. As a result, the Company now holds a 10.0% interest in the ordinary share capital of ITS, valued and accounted for by the Company at a nominal amount, together with the Vendor Note which has been accounted for at its amortized cost. D.B. Hammond and T.J. Gibson are both directors of ITS. Mr. Hammond was, until April 1996, Deputy Chairman of ADT, and Mr. Gibson was the Chief Executive Officer of ADT Auction Group Limited. Mr. Hammond and Mr. Gibson subscribed $10.4 million and $0.8 million, in total, respectively, to the capital of ITS and, as a result, were interested in Shareholder Loan Notes with issue prices of $9.4 million and $0.7 million, respectively, and 22.3% and 1.7%, respectively, of the ordinary share capital of ITS. Other senior management and employees of European Auctions subscribed $3.7 million to the capital of ITS and, as a group, were interested in Shareholder Loan Notes with an issue price of $3.3 million and 8.0% of the ordinary share capital of ITS. In addition, at closing, M.A. Ashcroft, who was, until July 1997, Chairman and Chief Executive Officer of ADT, subscribed $7.0 million to the capital of ITS and, as a result, was interested in Shareholder Loan Notes with an issue price of $6.3 million and 15.0% of the ordinary share capital of ITS.

     Upon the disposal by ADT of an interest in European Auctions, ADT share options held by directors and employees of European Auctions became immediately exercisable. ADT entered into arrangements with Mr. Gibson under which share options held by him at the time of the disposal by the Company of an interest in European Auctions were purchased by ADT for an aggregate economic value totaling $1.2 million, based on ADT's common share price on December 19, 1995, of which Mr. Gibson invested $0.8 million in the capital of ITS, referred to above. ADT also entered into similar arrangements with other senior management and employees of European Auctions under which ADT purchased share options held by them for an aggregate economic value totaling $0.6 million, in order to enable them to invest in the capital of ITS. In addition, in order to further enable Mr. Hammond to invest in the capital of ITS, ADT purchased from him share options with an aggregate economic value totaling $1.1 million, based on ADT's common share price on December 19, 1995, which would otherwise have been exercisable in March 1996.

     Upon the disposal by ADT of an interest in European Auctions, Mr. Gibson received a severance payment of $0.3 million and other senior management and employees of European Auctions, as a group, received severance payments totaling $0.4 million.

     A company controlled by Mr. Ashcroft made non-collateralized loans to Mr. Hammond, or companies controlled by him, of an aggregate of $7.8 million, solely for the purpose of enabling Mr. Hammond or these companies to invest in the capital of ITS.

     The cash consideration paid to ADT on closing was obtained by the ITS group through the subscription of $26.5 million in the capital of ITS and approximately $209.7 million through the drawdown of sterling term loans under a bank credit agreement entered into between the ITS group and a group of banks. The bank

                            TYCO INTERNATIONAL LTD.

credit agreement has a term of seven years and obligations thereunder are guaranteed and collateralized by a first priority pledge of the shares and assets of all the companies comprising European Auctions and the ITS group.

     At closing, ADT entered into an agreement with the ITS group whereby ADT granted to ITS and its subsidiaries permission to use the ADT name and certain trademarks for a period of up to three years for a total cash consideration, paid at closing, of $0.6 million.

     At closing, ADT entered into an option agreement with Mr. Ashcroft which, if exercised, would have required Mr. Ashcroft to purchase from ADT, for cash fifty days after closing, Shareholder Loan Notes with an issue price of up to $8.2 million and up to 19.6% of the ordinary share capital of ITS. In addition, at closing, ITS entered into an agreement with ADT and Mr. Ashcroft under which ITS agreed to use its reasonable efforts, for a forty-five day period after closing, to find unrelated third party investors to purchase Shareholder Loan Notes and ordinary share capital of ITS from ADT and Mr. Ashcroft, and under which ADT and Mr. Ashcroft agreed to certain voting restrictions in respect of their holdings of the ordinary share capital of ITS as described below. In February 1996, ADT and Mr. Ashcroft agreed that the mutual obligations under the option agreement be released.

     At December 31, 1995, ADT's investment in the ordinary share capital of ITS was accounted for as an unconsolidated subsidiary under temporary control, due to an agreement between ITS, ADT and Mr. Ashcroft limiting the voting rights of each of ADT and Mr. Ashcroft to 15.0% of the voting rights of ITS and due to the fact that Mr. Hammond did not seek re-election to the board of directors of ADT at the 1996 annual general meeting. Accordingly, at December 31, 1995 the equity method of accounting was used in the consolidated financial statements, and the Vendor Note and Shareholder Loan Notes were accounted for at their amortized cost.

     An opinion regarding the fair value of the transactions described above was provided to the independent non-executive directors of ADT by a leading European investment banking firm and the transactions were approved unanimously by the independent non-executive directors of ADT.

     R.A. Gilleland, former President of Kendall and a Company director, sold 870,140 and 595,112 shares respectively, of its common stock to Former Tyco at $13.24 and $13.11 per share, respectively, the shares then fair market value, for an aggregate purchase price of $19.3 million pursuant to his rights under the Kendall restricted stock grant to provide for his required income tax withholdings.

19.  CONSOLIDATED SEGMENT DATA

     Selected information by industry segment is presented below.

                                                                             AS AT AND
                                                  AS AT AND                FOR THE YEAR
                                                FOR THE NINE                   ENDED
                                                MONTHS ENDED               DECEMBER 31,
                                                SEPTEMBER 30,         -----------------------
                                                    1997                1996           1995
                                                -------------         --------       --------
                                                                (IN MILLIONS)
      Sales:
        Disposable and Specialty Products.....    $ 2,000.3           $2,001.0       $1,819.7
        Fire and Security Services............      3,149.1            3,694.9        3,054.3
        Flow Control Products.................      1,684.1            1,928.8        1,611.5
        Electrical and Electronic
           Components.........................        754.7              479.0          430.1
                                                  ---------           --------       --------
                                                  $ 7,588.2           $8,103.7       $6,915.6
                                                  =========           ========       ========

                            TYCO INTERNATIONAL LTD.

                                                  AS AT AND                  AS AT AND
                                                FOR THE NINE               FOR THE YEAR
                                                MONTHS ENDED                   ENDED
                                                SEPTEMBER 30,              DECEMBER 31,
                                                    1997                1996           1995
                                                -------------         --------       --------
                                                                (IN MILLIONS)
      Operating (loss) income:
        Disposable and Specialty Products.....    $   197.4 (1)       $  358.9 (5)   $  265.6 (7)
        Fire and Security Services............       (312.4)(2)         (621.3)(6)      247.2 (8)
        Flow Control Products.................        (92.1)(3)          198.0          126.6 (9)
        Electrical and Electronic
           Components.........................       (224.6)(4)           89.0           76.4
        Corporate and other expenses..........        (44.8)             (43.4)         (66.2)(10)
                                                  ---------           --------       --------
                                                  $  (476.5)          $  (18.8)      $  649.6
                                                  =========           ========       ========
      Total Assets:
        Disposable and Specialty Products.....    $ 2,270.8           $1,961.3       $1,281.7
        Fire and Security Services............      4,338.2            4,343.1        4,238.1
        Flow Control Products.................      1,865.9            1,758.8        1,587.0
        Electrical and Electronic
           Components.........................      1,606.0              283.9          165.6
        Corporate Assets......................        366.1              124.2           85.4
                                                  ---------           --------       --------
                                                  $10,447.0           $8,471.3       $7,357.8
                                                  =========           ========       ========
      Depreciation and Amortization:
        Disposable and Specialty Products.....    $    64.5           $   67.8       $   65.3
        Fire and Security Services............        205.5              254.0          254.3
        Flow Control Products.................         63.8               78.3           71.0
        Electrical and Electronic
           Components.........................         25.2               11.7           11.0
        Corporate.............................         19.6               15.5            8.6
                                                  ---------           --------       --------
                                                  $   378.6           $  427.3       $  410.2
                                                  =========           ========       ========
      Capital Expenditures:
        Disposable and Specialty Products.....    $   119.7           $   90.5       $   78.2
        Fire and Security Services............        304.8              362.0          318.4
        Flow Control Products.................         58.3               69.4           61.7
        Electrical and Electronic
           Components.........................         32.8                9.7           10.9
        Corporate.............................          3.5                1.3            0.7
                                                  ---------           --------       --------
                                                  $   519.1           $  532.9       $  469.9
                                                  =========           ========       ========

---------------
 (1) Includes charges of $131.3 million related to merger, restructuing and other non-recurring charges in connection with the INBRAND merger.

 (2) Includes charges of $530.3 million related to merger, restructuring and other non-recurring charges and $118.8 million related to the impairment of long-lived assets in connection with the merger of ADT and Former Tyco.

 (3) Includes charges of $256.2 million related to merger restructuring and other non-recurring charges and $29.6 million related to the impairment of long-lived assets in connection with the Keystone merger.

 (4) Includes a charge of $361.0 million related to the write off of purchased research and development costs in connection with an acquisition.

                            TYCO INTERNATIONAL LTD.

 (5) Includes a charge of $13.0 million related to the impairment of long-lived assets in ADT's vehicle auction services operations.

 (6) Includes charges of $731.7 million related to the impairment of long-lived assets and $237.3 million relating to restructuring and other non-recurring items in ADT's electronic security services operations and $8.8 million related to professional and other transaction costs in connection with the ASH merger.

 (7) Includes a loss of $65.8 million on the disposal of the European Auto Auctions business.

 (8) Includes charges of $34.2 million related to restructuring and other non-recurring items in ADT's electronic security services operations.

 (9) Includes charges of $22.8 million for restructuring and severance costs, $8.2 million for the impairment of assets held for sale and $2.9 million related to plant closures and related costs in connection with Keystone's work force reduction and divestiture of underperforming assets in 1995.

(10) Includes a charge of $37.2 million related to professional and other transaction costs in connection with the Kendall merger.

20.  CONSOLIDATED GEOGRAPHIC DATA

     Selected information by geographic area is presented below.

                                               AS AT AND
                                             FOR THE NINE               AS AT AND FOR THE YEAR
                                             MONTHS ENDED                 ENDED DECEMBER 31,
                                             SEPTEMBER 30,            --------------------------
                                                 1997                   1996              1995
                                           -----------------          --------          --------
                                                               (IN MILLIONS)
    Sales:
      Americas (primarily U.S.)..........      $ 5,447.5              $5,675.6          $4,785.0
      Europe.............................        1,457.1               1,587.8           1,488.2
      Asia-Pacific.......................          683.6                 840.3             642.4
                                               ---------              --------          --------
                                               $ 7,588.2              $8,103.7          $6,915.6
                                               =========              ========          ========
    Operating (loss) income:
      Americas (primarily U.S.)..........      $  (371.6)             $  125.6          $  551.4
      Europe.............................         (104.0)               (194.0)             63.3
      Asia-Pacific.......................           (0.9)                 49.6              34.9
                                               ---------              --------          --------
                                               $  (476.5)             $  (18.8)         $  649.6
                                               =========              ========          ========
    Total Assets:
      Americas (primarily U.S.)..........      $ 7,498.6              $6,070.5          $4,931.5
      Europe.............................        1,992.8               1,740.1           1,873.6
      Asia-Pacific.......................          589.5                 536.5             467.3
      Corporate assets...................          366.1                 124.2              85.4
                                               ---------              --------          --------
                                               $10,447.0              $8,471.3          $7,357.8
                                               =========              ========          ========

                            TYCO INTERNATIONAL LTD.

21.  SUPPLEMENTARY BALANCE SHEET INFORMATION:

     Selected supplementary balance sheet information is presented below.

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1997              1996
                                                                 -------------     ------------
                                                                         (IN MILLIONS)
    Inventories:
      Purchased materials and manufactured parts...............    $   262.7        $    243.9
      Work in process..........................................        294.4             153.4
      Finished goods...........................................        567.7             549.2
                                                                    --------          --------
                                                                   $ 1,124.8        $    946.5
                                                                    ========          ========
    Property, Plant and Equipment:
      Land.....................................................    $   160.3        $    214.7
      Buildings................................................        679.7             579.5
      Subscriber systems.......................................      1,737.6           1,977.5
      Machinery and equipment..................................      1,860.3           1,546.7
      Leasehold improvements...................................         74.8              61.0
      Construction in progress.................................        211.6              99.2
      Accumulated depreciation.................................     (1,800.3)         (1,887.7)
                                                                    --------          --------
                                                                   $ 2,924.0        $  2,590.9
                                                                    ========          ========
    Accrued payroll and payroll related costs..................    $   147.9        $    182.2
                                                                    ========          ========

22.  SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Selected supplementary income statement information is presented below.

                                                            NINE MONTHS          YEAR ENDED
                                                               ENDED            DECEMBER 31,
                                                           SEPTEMBER 30,       ---------------
                                                               1997            1996      1995
                                                           -------------       -----     -----
                                                                      (IN MILLIONS)
    Research and development.............................      $45.0           $39.8     $40.2
    Advertising..........................................       71.1            94.5      98.2

                            TYCO INTERNATIONAL LTD.

23.  COMPARATIVE RESULTS (UNAUDITED)

     The change in year end resulted in a short fiscal year covering the nine month transition period from January 1, 1997 to September 30, 1997. The following unaudited financial information for the nine months ended September 30, 1996 is presented to provide comparative interim results to those for Fiscal 1997 included in the accompanying Statement of Operations (in millions, except per share amounts).

                                                            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1996
                                                            ------------------
    Net sales.............................................       $5,871.6
    Gross profit..........................................        1,925.2
    Operating loss........................................          (37.3)
    Income taxes..........................................         (205.0)
    Loss before extraordinary item........................         (364.8)
    Extraordinary item, net of taxes......................           (5.8)
    Net loss..............................................         (370.6)
    Loss per share:
      Loss before extraordinary item......................       $  (0.76)
      Extraordinary item..................................          (0.01)
      Net loss............................................          (0.77)

24.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below.

                                                           NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                          --------------------------------------
                                                           1ST(1)       2ND(1)      3RD(1)(2)(5)
                                                          ---------    ---------    ------------
                                                            (IN MILLIONS, EXCEPT PER SHARE
                                                                         DATA)
    Sales...............................................  $2,332.8     $2,546.6      $ 2,708.8
    Gross profit........................................     765.2        864.8          855.6
    Income (loss) before extraordinary item.............     147.3        138.5       (1,062.6)
    Net income (loss)...................................     147.3        138.5       (1,120.9)
    Income (loss) per share before extraordinary
      items.............................................       .28          .25          (2.00)
    Net income (loss) per share.........................       .28          .25          (2.11)

                                                          YEAR ENDED DECEMBER 31, 1996
                                               ---------------------------------------------------
                                               1ST(3)(4)    2ND(4)(5)    3RD(4)(5)    4TH(5)(6)(7)
                                               ---------    ---------    ---------    ------------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
    Sales....................................  $1,833.1     $1,968.1     $2,070.4      $ 2,232.1
    Gross profit.............................     598.3        658.5        668.4          703.3
    (Loss) income before extraordinary
      item...................................    (616.8)       135.6        116.4           68.1
    Net (loss) income........................    (616.8)       134.4        111.8           65.5
    (Loss) income per share before
      extraordinary items....................     (1.30)        0.28         0.24           0.14
    Net (loss) income per share..............     (1.30)        0.28         0.23           0.13

---------------
(1) Includes charges of $9.6 million in the first quarter, $47.0 million in the second quarter and $861.2 million in the third quarter related to merger, restructuring and other nonrecurring charges primarily in connection with the merger of ADT and Former Tyco and the Keystone and INBRAND Mergers.

                            TYCO INTERNATIONAL LTD.

(2) Includes a charge for the impairment of long-lived assets of $148.4 million and $361.0 million for the write-off of purchased in-process research and development costs.

(3) Includes a charge of $744.7 million related to the impairment of long-lived assets.

(4) Includes a charge of $0.7 million in the first quarter, $1.3 million in the second quarter and $10.9 million in the third quarter related to professional and other transaction costs arising in connection with the merger of ADT and ASH, the terminated merger with Republic and refinancing charges incurred by ASH prior to the merger.

(5) Extraordinary items were comprised principally of losses on repayment and the write off of net unamoritized deferred refinancing costs relating to the early extinguishment of debt.

(6) Includes a charge of $237.3 million in 1996 related to restructuring and other non-recurring charges in ADT's electronic security services and corporate operations.

(7) Includes a net gain arising from the sale of ADT's investment on Limelight Group plc of $53.4 million and a net gain on litigation settlement of $65.0 million.

25.  SUBSEQUENT EVENTS

     The Company has entered into an agreement to acquire the Sherwood-Davis & Geck ("Sherwood") division of American Home Products Corporation ("AHP") for cash of $1.77 billion. Sherwood is a manufacturer of medical and surgical devices, such as catheters, needles and syringes, sutures, thermometers and other specialized disposable medical products with annual revenues of approximately $1.0 billion. The Company intends to account for the acquisition as a purchase. The acquisition is subject to approval of various regulatory agencies and certain other conditions. The transaction has been approved by Tyco's and AHP's respective boards of directors and is expected to close in the second quarter of Fiscal 1998.

     The acquisition will be financed initially with bank debt through a new credit facility currently being arranged by the Company. Terms and conditions are expected to be similar to Former Tyco's existing $1.75 billion agreement. The Company expects to promptly file a $2.0 billion universal shelf registration statement with the Securities and Exchange Commission to be used to refinance the purchase price of the acquisition with a combination of equity and public debt.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND OPERATING RESULTS

INTRODUCTION

     On July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. ("Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). In August 1997, the Company acquired Keystone International, Inc. and INBRAND Corporation. All three of these transactions were accounted for as a pooling of interests and, accordingly, the Consolidated Financial Statements reflect the combined financial position and results of operations and cash flows of ADT, Former Tyco, Keystone and INBRAND for all periods presented except that the consolidated financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality. See Notes 1 and 2 to the Consolidated Financial Statements. In addition, during Fiscal 1997 and 1996, the Company completed several acquisitions accounted for as purchases. The results of operations of these acquisitions were included in the consolidated results of the Company from their respective acquisition dates. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Disposable and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

     In September 1997, the Company changed its fiscal year end from December 31 to September 30. References to Fiscal 1997, 1996 and 1995 refer to the transitional nine month fiscal year ended September 30, 1997 and calendar years ended December 31, 1996 and 1995, respectively. In the discussions below, the results of operations for Fiscal 1997 compare the nine months ended September 30, 1997 with the nine months ended September 30, 1996, (unaudited).

  Overview

     Loss before extraordinary item was ($776.8) million, or ($1.50) per share, for Fiscal 1997 compared with ($364.8) million, or ($0.76) per share, for the nine months ended September 30, 1996. Excluding the $1.32 billion ($2.54 per share) after-tax charge for merger and transaction costs, write offs and integration costs associated with the acquisitions (see Notes 2 and 3 to the Consolidated Financial Statements), income before extraordinary item rose 42.8% to $543.0 million, or $0.98 per share. The increase was attributable to margin improvements, strong earnings and results of acquired companies in each of the Company's business segments.

  Sales

     Sales increased 29% during Fiscal 1997 to $7.59 billion from $5.87 billion in the nine months ended September 30, 1996. Sales of the Disposable and Specialty Products group increased $580.3 million to $2.0 billion, or 41%, due to increased sales at Kendall, Tyco Plastics and ADT Automotive. At Kendall and Tyco Plastics, the increase in sales resulted principally from the INBRAND and Carlisle acquisitions, respectively, as well as internal growth at Kendall's Healthcare and Polyken businesses. Sales of the Fire and Security Services group increased $473.2 million, or 18%, to $3.15 billion due to increased sales in each geographic region of the Company's fire protection operations, primarily as a result of an increase in the volume of service business, as well as increases in the Company's electronic security services businesses and at Earth Tech. Additionally, the results include Thorn Security ("Thorn") which was acquired in July 1996. Sales of the Flow Control Products group increased $266.8 million to $1.68 billion, or 19%, reflecting higher volume at European Flow Control, including businesses acquired in the last quarter of 1996 and first quarter of Fiscal 1997, from Mueller, including businesses acquired in the third quarter of 1996, as well as increased volume in existing businesses at Allied, including businesses acquired in the first quarter of fiscal 1997, and Grinnell's distribution operations, where sales increased due to price increases. Sales were relatively unchanged at Keystone, where growth in international operations was offset by reduced U.S. dollar equivalents due to currency fluctuations. Sales of the Electrical and Electronic Components group increased $396.4 million to $754.7 million, or 111%, resulting principally from the acquisition of AT&T's submarine systems business in July 1997 and increased sales at Simplex. Increased sales at the Printed Circuit Group businesses were largely due to the acquisition of ElectroStar in January 1997, and increased unit volume. Allied's electrical conduit operations also increased sales.

     Sales increased 17% during calendar 1996 to $8.10 billion from $6.92 billion in calendar 1995. Sales of the Disposable and Specialty Products group increased $181.3 million to $2.0 billion, or 10%. Increased sales at Kendall and Tyco Plastics were partially offset by Kendall's sale of Futuro in December of 1995. Kendall's sales include the sales of Professional Medical Products, Inc. which was acquired during the first quarter of fiscal 1996. Sales at ADT Automotive decreased as a result of the disposal of the European auctions business in December 1995. Excluding the impact of the sale, sales at the U.S. auction business increased due to volume of vehicles sold. Sales of the Fire and Security Services group increased $640.6 million to $3.69 billion, or 21%, due to increased sales in the North American, European, including Thorn, and Asia-Pacific contracting businesses, offset by a slight decline due to the exclusion of sales of the European electronic article surveillance operation and certain businesses in the ASH Group, all of which were disposed of in 1995. Increased sales resulted from acquisition of Alert in December 1995 and Earth Tech in the first quarter of 1996. Sales of the Flow Control Products group increased $317.3 million, or 20%, to $1.93 billion, reflecting higher volume at Allied, including businesses acquired by Allied in the second half of 1995 as well as from Grinnell's distribution operations, Keystone, Mueller and European Flow Control. Sales of the Electrical and Electronic Components group increased $48.9 million to $479.0 million, or 11%, resulting principally from higher sales of undersea communications cables at Simplex as well as at the Printed Circuit Group businesses and at Allied's electrical conduit operations.

  (Loss) Income Before Income Taxes and Extraordinary Item

     Pre-tax loss before extraordinary item was $589.8 million in Fiscal 1997 and $159.8 million in the nine months ended September 30, 1996. Pre-tax income increased 40.5%, excluding these acquisition related and non-recurring charges. Fiscal 1997 results include pre-tax charges of $1.43 billion for costs associated with acquisitions. The charges include $917.8 million of merger and transaction costs, restructuring and integration costs related to the consolidation of the businesses, $148.4 million related to the impairment of long-lived assets and $361.0 million for write offs of purchased in-process research and development. See Notes 11 and 15 to the Consolidated Financial Statements. Following the adoption of SFAS No. 121 in 1996, ADT recorded a non-recurring charge for the impairment of long-lived assets of $744.7 million, primarily related to goodwill and other intangibles in the Electronic Security Services business. In addition during 1996 the Company incurred $246.1 million related to merger, restructuring and other nonrecurring costs. The following analysis is presented exclusive of these amounts to better portray the comparability of recurring operations.

     Operating profits of the Disposable and Specialty Products group increased $52.4 million to $328.7 million in Fiscal 1997, or 19%, reflecting higher earnings at Kendall, including improved manufacturing efficiencies and the earnings of INBRAND, Tyco Plastics, which, in addition to internal growth in volume and prices, includes the results of Carlisle from September 1996, and ADT Automotive. Operating profits of the Fire and Security Services group increased $77.9 million to $336.7 million, or 30% due to higher margins at each geographic region of the Company's fire protection operations and electronic security businesses and Earth Tech, as well as the inclusion of Thorn. The higher margins in fire protection were the result of a higher mix of service work within the contracting business. The operating profits of the Flow Control Products group increased $47.2 million to $193.7 million, or 32%, resulting principally from increases in each of Company's operations, and the results of businesses acquired in Fiscal 1997. Increases in the Company's European Flow Control businesses were primarily due to increased margins as well as the inclusion of acquisitions. Increases at Allied and Mueller were a combination of stronger operating profits resulting from improved operating efficiencies as well as the inclusion of acquisitions. Operating profits of the Electrical and Electronic Components group increased $69.9 million to $136.4 million, or 105%, due to increased earnings at TSSL, principally due to the acquisition of AT&T's submarine systems business and increased operating levels. Earnings were also up at the Printed Circuit Group businesses, including ElectroStar and at Allied's electrical conduit operations.

     The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the value of the U.S. dollar for Fiscal 1997 as compared to the nine months ended September 30, 1996 was not material.

     Operating profits of the Disposable and Specialty Products group increased $40.5 million to $371.9 million in calendar 1996, or 12%, primarily due to increases at Kendall and Tyco Plastics, partially offset by the disposition of European auctions, discussed above. Operating profits of the Fire and Security Services group rose $75.1 million to $356.5 million, or 27%, due to higher margins at fire protection operations in each geographic region, as well as the inclusion of earnings from Alert which was acquired in December 1995, and Earth Tech, which was acquired during the first quarter of 1996. Operating profits of the Flow Control Products group increased $37.5 million to $198.0 million, or 23%, resulting from increased earnings principally at Allied and Mueller and, to a lesser extent, at the group's other operating units. Operating profits of the Electrical and Electronic Components group increased $12.6 million to $89.0 million, or 17%, due to increased earnings at Simplex, the Printed Circuit Group businesses and at Allied's electrical conduit operations.

     The impact on the consolidated sales and results of operations from changes in foreign exchange rates relative to the U.S. dollar for 1996 as compared to 1995 was not material.

     Corporate and other expenses rose to $44.8 million in Fiscal 1997 from $31.4 million in the nine months ended September 30, 1996 due principally to higher compensation expense under the Company's incentive compensation plans.

     Corporate and other expenses rose to $43.4 million from $29.0 million in calendar 1995 due principally to higher compensation expense under the Company's incentive compensation plans and to an increase in expense associated with the Company's accounts receivable financing program. Under the program, the discount on accounts receivable is included in selling, general and administrative expense and is excluded from interest expense. See Note 5 to the Consolidated Financial Statements.

  Interest Expense

     Interest expense decreased $7.5 million to $137.5 million during Fiscal 1997, as compared to the nine months ended September 30, 1996, due to lower average interest rates partially offset by higher average debt balances, as a result of monies borrowed to make acquisitions. Interest expense increased $5.8 million to $193.3 million during 1996 due to higher average debt levels partially offset by lower average interest rates.

  Extraordinary Items

     Extraordinary items in Fiscal 1997, 1996 and 1995 included net losses amounting to $58.3 million, $1.2 million and $1.5 million, respectively, arising on the reacquisition of certain of the Company's senior, senior subordinated and public notes. Further details are provided in Notes 4 and 13 to the Consolidated Financial Statements.

     In September 1996, ADT repaid in full all amounts owed by the ASH group under its senior, senior subordinated notes and bank credit agreement. Further details on the net loss amounting to $4.6 million which arose on these transactions are provided in Notes 4 and 13 to the Consolidated Financial Statements.

     In December 1996, ADT gave notice that it would redeem in full all amounts outstanding to the convertible capital bond holders owed by the ASH group. Further details on the net loss amounting to $1.6 million which arose on this transaction are provided in Notes 4 and 13 to the Consolidated Financial Statements.

     In December 1996 and July 1995, ADT repaid in full and canceled certain bank credit agreements as part of refinancing arrangements at the time. Further details of the net losses amounting to $1.0 million in 1996 and

$8.3 million in 1995 which arose on these transactions are provided in Notes 4 and 13 to the Consolidated Financial Statements.

  Income Tax Expense

     Income tax expense was $187.0 million in Fiscal 1997 and $205.0 million in the nine months ended September 30, 1996. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $777.4 million in Fiscal 1997. The significant changes in working capital were a $542.8 million increase in accounts payable, accruals and other liabilities primarily related to accrued restructuring and other costs, a $269.3 million increase in income taxes payable, a $159.7 million increase in contracts in progress, a $110.1 million increase in accounts receivable and $75.0 million of proceeds on the sale of accounts receivable. The impact during Fiscal 1997 of a strengthened dollar on foreign currency denominated net working capital was not material. Working capital requirements are not anticipated to increase substantially in fiscal 1998.

     During Fiscal 1997, the Company used cash of $1,344.8 million to acquire companies in each of its business segments, $519.1 million to purchase property, plant and equipment and $37.9 million to pay dividends to shareholders.

     The level of capital expenditures is expected to increase moderately in Fiscal 1998, and the primary source of funds for such expenditures is expected to be cash from operations.

     Expenditures for environmental matters are not expected to have a material effect on the Company in Fiscal 1998. See Note 16 to the Consolidated Financial Statements.

     At September 30, 1997, the Company's total debt was $2,730.6 million as compared to $2,466.3 million at December 31, 1996. The Company utilized borrowings under Former Tyco's $1.75 billion credit agreement, funding from an equity offering of $645.2 million, as well as under its uncommitted lines of credit to partially finance its acquisitions in Fiscal 1997.

     The Company believes that its funding sources are adequate for its anticipated requirements, including the acquisition of Sherwood in the second quarter of Fiscal 1998, through expected cash flow from operations, established financing arrangements, accessing equity markets and pending bank funded facilities.

     Shareholders' equity was $3,429.4 million, or $6.39 per share, at September 30, 1997 compared to $3,288.6 million, or $6.83 per share, at December 31, 1996. The decrease is due principally to a $776.8 million net loss before extraordinary items, which includes acquisition related charges and the after-tax extraordinary item of $58.3 million related to the tendering for certain Former Tyco and ADT public debt, partially offset by an increase related to issuance of 23.0 million shares of common stock.

     The total debt of the Company as a percent of total capitalization (total debt and shareholders' equity) was 44% at September 30, 1997 and 43% at December 31, 1996.

  Backlog

     Backlog at September 30, 1997 amounted to $2.3 billion, compared to $1.5 billion at December 31, 1996. The increased backlog is due to increases in each of the Company's four business segments.

     The increase in backlog in the Fire and Security Services segment is primarily due to increased orders in the United States and Asia-Pacific fire protection businesses, as well as an increase in the funded backlog at Earth Tech. The increase in Flow Control Products is primarily due to increases at Keystone and in the Company's European flow control operations. Within the Electrical and Electronic Components segment, the increase is principally due to the acquisition of the submarine systems business from AT&T in July 1997. TSSL normally sells undersea cable communications systems under long-term multi-million dollar contracts, and the amount of its backlog as of a particular date is affected by contract issuance for major systems and by timing of the completion of such systems.

  Accounting and Technical Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 31, 1997, including interim periods. Earlier adoption is not permitted. However, the statement permits disclosure of pro forma earnings per share amounts computed under SFAS No. 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings Per Share". Company will adopt SFAS No. 128 in fiscal 1998 and the impact is not expected to be material.

     In June 1997, the FASB issued two additional statements. SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", are both effective for years beginning after December 15, 1997. Adoption of these standards are not expected to impact the financial results of the Company.

     Financial Reporting Release No. 48, issued by the Securities and Exchange Commission requires certain quantitative and qualitative disclosures about market risks in derivative financial instruments. Potential near term losses in cash flows and earnings from derivative financial instruments held by the Company at September 30, 1997 would not have a material impact on the Company's financial position, results of operations or liquidity.

FORWARD LOOKING INFORMATION Certain statements in this Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Company's goods and services, competitive factors in the industries in which the company competes, changes in government regulations and the timing, impact and other uncertainties of future acquisitions.

                            TYCO INTERNATIONAL LTD.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

---------------------------------------------------------------------------------------------------------------
                                                         ADDITIONS
                                            BALANCE AT    CHARGED    ACQUISITIONS
                                            BEGINNING       TO        DISPOSALS,                    BALANCE AT
               DESCRIPTION                   OF YEAR      INCOME      AND OTHER     DEDUCTIONS(2)   END OF YEAR
---------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:
  Allowances for doubtful accounts(1).....      51.2         15.2         (1.9)          (11.9)          52.6
Year Ended December 31, 1996:
  Allowances for doubtful accounts(1).....      52.6         47.2          (.5)          (15.1)          84.2
Fiscal Year Ended September 30, 1997:
  Allowances for doubtful accounts(1).....      84.2         31.0         23.5           (31.0)         107.7

---------------
(1) Deducted from assets.

(2) Write-off of accounts receivable considered uncollectible.