Form 10-K405/A
period 1997-09-30
TYCO INTERNATIONAL LTD /BER/
filed 1998-01-28
CIK 833444

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     See pages 19 and 22 in the original Form 10-K filed on December 24, 1997 for the Exhibit Index.
                            ------------------------

* The executive offices of registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.
================================================================================

TYCO INTERNATIONAL LTD. (FORMERLY ADT LIMITED)
AMENDMENT NO. 1 ON FORM 10-K/A TO THE TRANSITION REPORT ON FORM 10-K FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997

     Part III, Item 10.  Directors and Executive Officers of the Registrant

     Part III, Item 11.  Executive Compensation

     Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management

     Part III, Item 13.  Certain Relationships and Related Transactions

     In compliance with General Instruction G(3) to Form 10-K, the information required under these items is contained in the following Attachment A, which is included herein and made a part of this Transition Report on Form 10-K, not later than 120 days after the end of the fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TYCO INTERNATIONAL LTD.

                                            By      /s/ MARK H. SWARTZ
                                             -----------------------------------
                                                       MARK H. SWARTZ
                                             Executive Vice President and Chief
                                                       Financial Officer
                                             (Principal Financial and Accounting
                                                           Officer)

Date: January 28, 1998

                                  ATTACHMENT A

DIRECTORS

     Set forth below are the names, ages, positions and certain other information concerning the current Directors of the Company as at January 16, 1998

                                                                                               % OF
                                                                                            OUTSTANDING
                    NAME, PRINCIPAL                                           NUMBER OF       COMMON
                     OCCUPATION AND                                            COMMON         SHARES
                     POSITION WITH                              DIRECTOR    SHARES OWNED       OWNED
                      THE COMPANY                         AGE     SINCE     BENEFICIALLY(1) BENEFICIALLY
--------------------------------------------------------  ---   ---------   -------------   -----------
L. Dennis Kozlowski.....................................  51     1997         1,364,916(2)       (5)
  Chairman of the Board, President and Chief Executive
  Officer of the Company (July 1997-present), Chairman
  of the Board, Former Tyco (January 1993-present);
  Chief Executive Officer, Former Tyco (July
  1992-present); President, Former Tyco (December
  1989-present); President, Grinnell Corporation
  (January 1984-present); Director, Applied Power Inc.
  (control products) (July 1994-present); Director,
  Raytheon Company (electronic systems and equipment)
  (June 1995-present); Director, RJR Nabisco Holdings
  Corp. (consumer products) (June 1996-present)
Michael A. Ashcroft.....................................  51     1984         8,739,114(3)      1.58%
  Chairman of the Board and Chief Executive Officer of
  the Company (1984-July 1997); Chairman of the Board
  and Chief Executive Officer, Hawley Group PLC
  (predecessor to the Company) (1977-1984); Chairman,
  BHI Corporation (services company) (1987-present)
Joshua M. Berman(4).....................................  59     1997            72,000          (5)
  Counsel to Kramer, Levin, Naftalis, & Frankel
  (counselors at law) (1985-present); Director, Former
  Tyco (1965-November 1997); Vice President of the
  Company (July 1997-present)
Richard S. Bodman*+.....................................  59     1997            26,925          (5)
  Managing General Partner, AT&T Ventures LLC (venture
  capital) (May 1996-present); Senior Vice President,
  Corporate Strategy and Development, AT&T Corporation
  (communications) (August 1990-May 1996); Director,
  Reed Elsevier, plc (publishing) (June 1996-present);
  Director, Lin Television (broadcasting) (May
  1996-present); Director, National Housing Partnerships
  Inc. (real estate) (August 1995-present); Director,
  Former Tyco (1992-November 1997)
John F. Fort, III*+.....................................  56     1997           159,795          (5)
  Chairman of the Board, Former Tyco (1982-December
  1992); Chief Executive Officer, Former Tyco (1982-June
  1992); Director, Dover Corporation (diversified
  manufacturer) (November 1989-present); Director, Roper
  Industries (diversified products) (December
  1995-present); Director, Former Tyco (1982-November
  1997)
Stephen W. Foss**.......................................  55     1997            59,160          (5)
  Chairman, President and Chief Executive Officer, Foss
  Manufacturing Company, Inc. (manufacturer of synthetic
  fibers and non-woven fabrics) (1969-present);
  Director, Ameron International (diversified
  manufacturer) (1994-present); Director, Former Tyco
  (1983-November 1997)

                                                                                               % OF
                                                                                            OUTSTANDING
                    NAME, PRINCIPAL                                           NUMBER OF       COMMON
                     OCCUPATION AND                                            COMMON         SHARES
                     POSITION WITH                              DIRECTOR    SHARES OWNED       OWNED
                      THE COMPANY                         AGE     SINCE     BENEFICIALLY(1) BENEFICIALLY
--------------------------------------------------------  ---   ---------   -------------   -----------
Richard A. Gilleland*...................................  53     1997             6,701          (5)
  Chairman, President and Chief Executive Officer,
  Physician's Resource Group, Inc., (physician practice
  management services) (December 1997-present);
  President and Chief Executive Officer, AMSCO
  International, Inc. (infection control products) (July
  1995 -- July 1996); Senior Vice President, Former Tyco
  (October 1994 -- July 1995); Chairman, President and
  Chief Executive Officer, The Kendall Company (July
  1990 -- July 1995); Director, DePuy International
  (medical products) (July 1996-present); Director,
  Remington Arms Company, Inc. (firearms and ammunition)
  (March 1994-present); Director, Former Tyco
  (1994-November 1997)
Philip M. Hampton**+++..................................  65     1997            50,000          (5)
  Co-Managing Director, R. H. Arnold & Co. (investment
  bank) (April 1997-present); Chairman of the Board,
  Metzler Corporation (investment bank) (October
  1989-March 1997); Director & Vice Chairman, Bankers
  Trust New York Corporation (banking) (1986-1989);
  Director, Former Tyco (1985-November 1997)
James S. Pasman, Jr.*...................................  67     1992             1,924          (5)
  President and Chief Operating Officer, National
  Intergroup, Inc. (industrial holding company)
  (1989-1991); Chairman and Chief Executive Officer
  Kaiser Aluminum and Chemical Corp. (aluminum and
  chemicals) (1987-1989); Director, BEA Income Fund,
  Inc., BEA Strategic Income Fund, Inc., BT Insurance
  Funds Trust and Education Management Corp.
W. Peter Slusser**......................................  68     1992             3,368          (5)
  President, Slusser Associates, Inc. (private
  investment firm) (1988-present); Managing Director and
  Head of Mergers and Acquisitions, Paine Webber
  Incorporated (1976-1988); Director, Ampex Corporation
  (high performance television and data storage
  recording systems) (1992-present); Director, Sparton
  Corporation (anti-submarine warfare products and
  electronics) (1997-present)
Frank E. Walsh, Jr.**...................................  56     1997           105,127          (5)
  Chairman, Sandyhill Foundation (charitable
  organization) (August 1996-present); Director, Former
  Tyco (1992-November 1997); Chairman Wesray Capital
  Corporation (private investment firm) (1989-1996)

---------------

 *  Member of Audit Committee

**  Member of Compensation Committee

 +  Member of Corporate Governance and Nominating Committee

 ++  Lead director

(1) The amounts shown are the number of common shares owned beneficially as of January 16, 1998, based on information furnished by the persons named. For purposes hereof, a person is deemed to be the beneficial owner of shares if such person, either alone or with others, has the power to vote or to dispose of such shares. There were 550,182,802 common shares of the Company outstanding as of January 16, 1998.

(2) The amounts shown include 300,000 shares that Mr. Kozlowski has the right to acquire within 60 days of January 16, 1998, through the exercise of stock options. The amounts shown exclude 3,000,000 options awarded to Mr. Kozlowski under the Tyco International Long Term Incentive Plan, which will become exercisable in three equal annual installments beginning in July 1998, and 655,200 shares held in a charitable remainder trust, as to which Mr. Kozlowski disclaims beneficial ownership.

(3) The amounts shown include 3,128,626 shares that Mr. Ashcroft has the right to acquire within 60 days of January 16, 1998, through the exercise of stock options. The number of common shares beneficially owned by Mr. Ashcroft includes 5,610,488 common shares held by or on behalf of the trustees of an irrevocable trust in which Mr. Ashcroft is beneficially interested.

(4) The shares listed are held in two charitable remainder trusts, of which Mr. Berman is co-trustee and Mr. Berman and members of his immediate family are life beneficiaries. The law firm of Kramer, Levin, Naftalis & Frankel has performed and will perform legal services for the Company during the current fiscal year.

(5) Less than 1%.

     The Board of Directors held nine meetings during the nine month period ended September 30, 1997 ("Fiscal 1997"). The Company is seeking the approval of shareholders to change the bye-laws and, if approved, Directors will receive an aggregate of annual and other fees totaling $65,000 during the 1998 fiscal year. Directors may make an irrevocable election each year to defer all or a portion of their annual fees into an account containing phantom shares of the Company. The account is also credited with an amount equal to the dividends which would have been earned on the shares if owned. Participants will receive payments from their account in cash, in either a lump sum or annual installments, beginning five years after the original deferral or at the termination of serving on the Company board, if earlier. Non-employee Directors were each granted options to purchase 3,500 common shares at an exercise price of $38.3125 per share during Fiscal 1997. These options were granted under the Tyco International Ltd. Long-Term Incentive Plan. The exercise price approximates the market price of Tyco's common shares on the date of grant.

     The Board has an Audit Committee which reviews the internal controls of the Company. It meets with appropriate Company financial personnel as well as the Company's independent accountants. The Audit Committee reviews the scope and results of the professional services provided by the Company's independent auditors and the fees charged for such services and makes such recommendations to the Board as it deems appropriate, including recommendations as to the appointment of independent auditors. The Audit Committee met two times in Fiscal 1997.

     The Board has a Compensation Committee which oversees the compensation and benefits of executive officers and key managers of the Company. The Compensation Committee met three times in Fiscal 1997.

     The position of Lead Director, held by an outside director, is responsible for coordinating with the Chairman to establish the Board's agenda and the nomination of new directors and their committee assignments, coordinating the evaluation of the Chairman and all directors, and acting as the lead non-employee director.

     The Board has a Corporate Governance and Nominating Committee which is responsible for evaluating the Board's structure, personnel and processes and makes recommendations to the full Board regarding nominations of individuals for election to the Board of Directors. The Committee will consider nominations submitted by shareholders. To recommend a nominee, a shareholder should write to the Secretary of the Company at the Company's corporate headquarters in Hamilton, Bermuda. Under the Company's current bye-laws, generally no person shall be eligible for election to the office of Director at any general meeting unless, not less than six and not more than twenty-eight clear days before the day appointed for the meeting, there has been given to the Secretary notice in writing by some Member (not being the person to be proposed) entitled to attend and vote at the meeting. Any such recommendation should include the name and address of the candidate, a brief biographical description or statement of the qualifications of the candidate and the candidate's signed consent to being named as a nominee in the Company's proxy statement, if nominated, and to serve as a director if elected. Corporate Governance and Nominating Committee members communicated with one another informally, but did not hold a formal meeting in Fiscal 1997.

     Each director who served during Fiscal 1997 attended at least 75% of the meetings of the Board and all of the meetings of each committee on which he served.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF TYCO

     The following table sets forth, as of January 16, 1998 (except as otherwise indicated), the beneficial ownership of common shares by (i) those persons known by the Company to own beneficially more than 5% of the outstanding Tyco common shares; (ii) each of the executive officers named under "Executive Compensation" below (other than Mr. Kozlowski and Mr. Ashcroft); and (iii) all directors and executive officers of the Company as a group. See "Directors" above for the beneficial ownership of common shares by Mr. Kozlowski, Mr. Ashcroft and other Directors of the Company.

                                                                 NUMBER OF            % OF OUTSTANDING
                                                               COMMON SHARES           COMMON SHARES
                   BENEFICIAL OWNER                        OWNED BENEFICIALLY(1)     OWNED BENEFICIALLY
-------------------------------------------------------    ---------------------     ------------------
FMR Corp.(2)...........................................          78,190,334                  14.2%
  82 Devonshire Street
  Boston, Massachusetts 02109
Equitable Companies, Inc.(3)...........................          40,311,672                   7.3%
  1345 Avenues of the Americas
  New York, New York 10105
Massachusetts Financial Services Co.(4)................          35,015,576                   6.4%
  500 Boylston Street
  Boston, Massachusetts 02116
Raymond A. Gross.......................................               3,400                     *
Michael J. Richardson (5)..............................             532,192                     *
Stephen J. Ruzika......................................              13,958                     *
Mark H. Swartz(6)......................................             288,452                     *
All directors and executive officers as a group (20              12,153,511                   2.2%
  persons).............................................

---------------

 *  Less than 1%

(1) The amounts shown are amounts owned beneficially as of January 16, 1998 (except for FMR, Equitable Companies and Massachusetts Financial Services, where the amount is as of September 30, 1997), based on information furnished by the persons named. For purposes hereof, a person is deemed to be the beneficial owner of shares if such person, either alone or with others, had the power to vote or to dispose of such shares. There were 550,182,802 common shares of the Company outstanding as of January 16, 1998.

(2) In a Form 13F, with information as of September 30, 1997, FMR Corp., the parent company of the Fidelity Investments organization, reported that such shares were not acquired for the purpose of acquiring or influencing control of the Company and that it has sole dispositive power over 78,190,334 shares, and sole voting power over 2,241,372 shares.

(3) In a Form 13F, with information as of September 30, 1997, Equitable Companies, Inc. reported that such shares were not acquired for the purpose of acquiring or influencing control of the Company and that it has sole dispositive power over 39,846,576 shares, sole voting power over 29,393,152 shares, and shared voting power over 465,096 shares, all of which shares are held for the benefit of its separate accounts.

(4) In a Form 13F, with information as of September 30, 1997, Massachusetts Financial Services Co. reported that such shares were not acquired for the purpose of acquiring or influencing control of the Company and that it has sole dispositive power over 35,015,576 shares and sole voting power over 34,887,318 shares.

(5) Includes 216,598 shares that Mr. Richardson has the right to acquire within 60 days of January 16, 1998, through the exercise of stock options. The amounts shown exclude 86,638 options awarded to Mr. Richardson under the ADT 1993 Long-Term Incentive Plan, which become exercisable over periods from May 1998 through 2001.

(6) Includes 100,000 shares that Mr. Swartz has the right to acquire within 60 days of January 16, 1998, through the exercise of stock options. The amounts shown exclude 1,000,000 options awarded to Mr. Swartz under the Tyco Long Term Incentive Plan, which will become exercisable in three equal annual installments beginning in July 1998, and 91,000 shares held in a charitable remainder trust, as to which Mr. Swartz disclaims beneficial ownership.

EXECUTIVE COMPENSATION

  Summary Compensation Table

The table below presents the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for those persons who served as the Chief Executive Officer during Fiscal 1997 and the other four most highly compensated executive officers of the Company (the "Named Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                                                               LONG-TERM
                                                                               INCENTIVE
                                                                      ---------------------------
                                                                        AWARDS         PAYOUTS
                                                                        ------         -------
                                       ANNUAL COMPENSATION              SHARES
                                ---------------------------------     UNDERLYING      LONG-TERM
                                FISCAL                                   STOCK        INCENTIVE       ALL OTHER
 NAME AND PRINCIPAL POSITION     YEAR       SALARY       BONUS          OPTIONS     PLAN PAYOUTS    COMPENSATION
------------------------------  -------   ----------   ----------     -----------   -------------   -------------
Michael A. Ashcroft(2)........   1997     $  578,812   $        0     $        0     $               $19,750,000(2)
  Prior Chairman of the Board    1996      1,143,844    2,344,880      4,813,300                       1,330,380(3)
  and Chief Executive Officer    1995      1,089,378    2,233,219      1,443,990                       1,921,939(3)
Raymond A. Gross(4)...........   1997        204,275       75,992              0                         728,984(4)
  Senior Vice President of       1996        183,353       82,500         96,266                               0
  ADT Security Services, Inc.    1995              0            0              0                               0
Michael J. Richardson(5)......   1997        253,053      242,219              0                           5,403(6)
  Chief Executive Officer        1996        335,000      222,705         38,506                           6,461(6)
  of ADT Automotive, Inc.        1995        314,000      145,245         48,132                           6,461(6)
Stephen J. Ruzika(7)..........   1997        579,217    3,225,000(8)           0                       5,166,516(9)
  President ADT Security         1996        686,306    1,100,000(8)     200,552                          40,323(9)
  Services, Inc.                 1995        653,625      250,000(8)     481,330                          37,432(9)
L. Dennis Kozlowski(10).......   1997        312,500    2,544,260      3,300,000       6,508,125         108,125(11)
  Chairman of the Board and
  Chief Executive Officer
Mark H. Swartz(12)............   1997        139,875    1,272,130      1,100,000       2,169,375          31,994(13)
  Executive Vice President
  and Chief Financial Officer

---------------

 (1) On July 2, 1997, a wholly-owned subsidiary of ADT Limited ("ADT") merged with Tyco International Ltd. (the "Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). In conjunction with the merger on July 2, 1997, L. Dennis Kozlowski and Mark H. Swartz were named Chairman of the Board/Chief Executive Officer and Executive Vice President/Chief Financial Officer, respectively. The compensation data presented herein for Messrs. Kozlowski and Swartz reflect their earnings for the period from July 2, 1997 through the end of the fiscal year. Mr. Kozlowski and Mr. Swartz are also Chairman of the Board/Chief Executive Officer and Vice President/Chief Financial Officer of Tyco US, respectively.

     In September 1997 the Company changed its fiscal year end from December 31 to September 30. The change in year end resulted in a short fiscal year covering the nine month transition period from January 1 to September 30, 1997. References to Fiscal 1997, 1996 and 1995 refer to the nine months ended September 30, 1997 and the calendar years ended December 31, 1996 and 1995, respectively.

 (2) Concurrent with the merger of ADT and Former Tyco, Mr. Ashcroft's services as Chairman of the ADT Board and Chief Executive Officer were terminated. At the time of his termination, Mr. Ashcroft was paid in full and final settlement of severance payments to which he was entitled under his employment agreement in respect of salary, bonus payment and pension payments and also in lieu of compensation to the end of 1997 as well as in satisfaction of certain other future commitments and benefits due him.

     The salary, bonus and all other compensation shown in 1995 represents Mr. Ashcroft's entitlement to those amounts. Mr. Ashcroft utilized $2,500,000 of the compensation due to him for 1995, being the whole of his bonus entitlement of $2,233,219 and $266,781 of his other compensation to subscribe for options, at a rate of $2.50 per option, for ADT common shares.

 (3) The other compensation due to Mr. Ashcroft in respect of 1996 and 1995 (a portion of which for 1995 is referred to in note (2)) represents the US dollar equivalent of L851,344 and L1,217,341, respectively, being an amount in lieu of providing Mr. Ashcroft with retirement and death benefits under a defined pension plan.

 (4) Mr. Gross joined ADT Security Services, Inc. in March 1996 and left the Company in October 1997. Other compensation of $728,984 represents amounts paid under a severance agreement with the Company in accordance with a "Severance Change in Control" event, as defined.

 (5) The salary amount shown for 1996 represents Mr. Richardson's entitlement to salary in the year. Prior to becoming entitled to receive certain salary, however, Mr. Richardson elected to receive options at the rate of $2.50 per option, to subscribe for ADT common shares at an exercise price of $8.956 per share, in lieu of receiving $69,444 and $83,333 in salary in 1996 and 1995, respectively.

 (6) Includes $3,600, $4,500 and $4,500 contributed for 1997, 1996 and 1995, respectively, to a defined contribution 401(k) pension benefit plan and $1,803, $1,961 and $1,961 for 1997, 1996 and 1995, respectively, which is the aggregate incremental cost to the Company of providing Mr. Richardson with enhanced group term life insurance benefits.

 (7) Concurrent with the merger of ADT and Former Tyco, Mr. Ruzika's services as Chief Financial Officer of the Company were terminated, but he retained his position of President, ADT Security Services, Inc. At the time of his termination as Chief Financial Officer, Mr. Ruzika was paid $2,000,000 in severance to which he was entitled under his employment agreement in respect of salary and bonus plan payments. In October 1997, Mr. Ruzika resigned from his position as President, ADT Security Services, Inc. and received a severance payment of $710,520. Such severance amounts are included in the All Other Compensation column. He is no longer employed by the Company.

     The salary amount shown for 1996 represents Mr. Ruzika's entitlement to salary in the year. Prior to becoming entitled to receive certain salary, however, Mr. Ruzika elected to receive options at the rate of $2.50 per option, to subscribe for ADT common shares at an exercise price of $8.956 per share, in lieu of receiving $80,1316 and $104,167 in 1996 and 1995, respectively.

 (8) Mr. Ruzika earned these amounts under a bonus arrangement by which payments are related directly to the performance of the ADT's common share price.

 (9) Includes $19,056, $37,639 and $35,777 contributed to Mr. Ruzika's retirement income plan in 1997, 1996 and 1995, respectively, and $2,013, $2,684 and $1,655 for 1997, 1996 and 1995, respectively, which is the estimated aggregate incremental cost to the Company of providing Mr. Ruzika with supplemental term life insurance. Also, in conjunction with his termination as Chief Financial officer and resignation as President, ADT Security Services, Inc., (referred to in note 7 above), Mr. Ruzika was paid $698,246 under his retirement income plan, $643,318 under a pension plan and $1,112,419 under a supplemental pension plan.

(10) Included in the Bonus and Long-Term Incentive Plan Payouts for Mr. Kozlowski is $4,526,193 of compensation that has been deferred under the Tyco International Ltd. Deferred Compensation Plan. At September 30, 1997, Mr. Kozlowski had $11,866,675 outstanding under the Key Employee Loan Program with Tyco US.

(11) Includes contributions to a Supplemental Executive Retirement Plan of $91,875, interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $13,025, and director's fees of $16,250.

(12) Included in the Salary, Bonus and Long-Term Incentive Plan Payouts for Mr. Swartz is $3,466,505 of compensation that has been deferred under the Tyco International Ltd. Deferred Compensation Plan.

(13) Includes contributions to a Supplemental Executive Retirement Plan of $31,994, and interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $8,747.

  Option Grants in Last Fiscal Year

     The following table shows all grants of share options to the Named Officers during Fiscal 1997. All options expire ten years after the date of grant. The grant date present values were determined using the Black-Scholes option pricing model applied as of the grant date using the following assumptions: an interest rate of 6.07 percent that represents the interest rate on a long-term U.S. Treasury security; an assumed annual volatility of underlying stock of 22.0 percent; quarterly dividend payments of $.025 per share; and the vesting of all options.

                                 INDIVIDUAL GRANTS
                           -----------------------------
                                           % OF TOTAL
                                             OPTIONS         EXERCISE
                                           GRANTED TO         OR BASE                        GRANT DATE
                            OPTIONS         EMPLOYEES          PRICE         EXPIRATION        PRESENT
          NAME             GRANTED(1)    IN FISCAL YEAR      ($/SHARE)          DATE            VALUE
-------------------------  ---------     ---------------     ---------     --------------    -----------
L. Dennis Kozlowski......  3,000,000           35.2%         $38.31250      July 17, 2007    $69,783.845
L. Dennis Kozlowski......    300,000            3.5%         $40.96875      July 23, 2007    $ 6,653,793
Mark H. Swartz...........  1,000,000           11.7%         $38.31250      July 17, 2007    $23,261,281
Mark H. Swartz...........    100,000            1.2%         $40.96875      July 23, 2007    $ 2,217,931

---------------

(1) The 3,000,000 and 1,000,0000 options granted to Mr. Kozlowski and Mr. Swartz, respectively, become exercisable in three equal annual installments beginning in July 1998. The 300,000 and 100,000 options granted to Mr. Kozlowski and Mr. Swartz, respectively, become exercisable on January 23, 1998, six months from date of grant. The July 23 options were granted under a re-load feature of the plan that provides for issuance of stock options to replace restricted shares returned to the Company to satisfy income tax withholding obligations on stock vestings.

  Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

     Shown below is information with respect to aggregate option exercises by the Named Officers in the fiscal year ended September 30, 1997 and with respect to unexercised options to purchase common shares granted in Fiscal 1997 and prior years to the Named Officers and held by them at September 30, 1997.

                            SHARES                            NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                          ACQUIRED ON                              OPTIONS AT             IN-THE MONEY OPTIONS
                          EXERCISE OF   VALUE REALIZED ON        FISCAL YEAR END        AT FISCAL YEAR END(1)(2)
                           OPTION IN   EXERCISE OF OPTIONS  -------------------------  ---------------------------
          NAME            FISCAL YEAR    IN FISCAL YEAR     EXERCISABLE UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------------- -----------  -------------------  ----------  -------------  ------------  -------------
Michael A. Ashcroft(3)...         0         $       0       10,829,906            0    $290,450,144   $         0
Raymond A. Gross(4)......         0                 0                0       96,266               0     2,299,914
Michael J. Richardson....         0                 0          303,232       86,638       9,357,488     2,313,615
Stephen J. Ruzika(5).....   160,442         5,131,240        1,371,722       64,176      39,650,744     1,795,602
L. Dennis Kozlowski......         0                 0                0    3,300,000               0     8,175,000
Mark H. Swartz...........         0                 0                0    1,100,000               0     2,725,000

---------------

(1) Based on the closing price of $41.03125 on September 30, 1997 (after giving effect to the two-for-one stock split effective on October 22, 1997).

(2) Messrs. Ashcroft, Richardson and Ruzika have been granted certain options for which they have paid a subscription price of $2.50 per option which has been taken into account for the purpose of valuing these options.

(3) On November 10, 1997, Mr. Ashcroft exercised 7,701,280 options with a value of $210,475,982 based on a Black-Scholes valuation. In connection with this exercise, a subsidiary of the Company provided a guarantee through December 3, 1997 of Mr. Ashcroft's short-term margin loan of approximately $120 million to an investment broker in return for managing an orderly disposition of the shares on behalf of Mr. Ashcroft.

(4) Upon Mr. Gross' resignation as Senior Vice President of ADT Security Services, Inc. subsequent to year end, his unexercisable options became vested. On October 2, 1997, Mr. Gross exercised all his remaining options (96,266) for a value of $2,320,973.

(5) Upon Mr. Ruzika's resignation as President of ADT Security Services, Inc. subsequent to year end, his unexercisable options became vested. On October 22, 1997, Mr. Ruzika exercised all his remaining options (1,435,898) for a value of $41,969,748.

  Certain Defined Benefit Plans

     Except for Mr. Richardson, Tyco International Ltd. and its subsidiaries do not maintain any defined benefit or actuarial retirement plans ("pension plans") in which the Named Executive Officers participate. Mr. Richardson participates in a pension plan maintained by ADT Group PLC (the ADT Group Plan"). Mr. Richardson is the only Named Officer who participates in the ADT Group Plan. The ADT Group Plan provides Mr. Richardson an annual benefit payable for life beginning at age 60. The annual benefit is equal to 66.7 percent of base salary for the three years of the most recent ten years prior to retirement that produce the highest average. Mr. Richardson's annual benefit payable at age 60 for life is L146,095. Since Mr. Richardson has already attained age 60, the benefit payable to him upon his actual retirement will be adjusted based upon his actual retirement date. Benefits payable under the ADT Group Plan are not offset by United States social security benefits.

  Employment Contracts and Termination of Employment Arrangements

     Mr. Richardson entered into an employment agreement with ADT Automotive Holdings, the corporate parent of ADT Automotive, as of November 30, 1993. The agreement provides that Mr. Richardson will serve as Chief Executive Officer of ADT Automotive Holdings and its subsidiaries from December 1, 1993 until July 31, 1996, subject to renewal for additional one-year terms thereafter. The agreement was renewed on a year-to-year basis as of July 31, 1996. The agreement provides that the term will be extended for an additional one year period thereafter unless either ADT Automotive Holdings or Mr. Richardson shall have given the other notice of intention not to extend the term six months prior to July 31, 1998.

     Mr. Richardson's initial annual base salary will be $300,000 and will be subject to annual review for possible increases. Mr. Richardson will also be eligible for annual bonus payments at the discretion of Tyco. The termination provisions of this agreement include a term to the effect that, in the event that the agreement is terminated by ADT Automotive Holdings without cause or by Mr. Richardson with cause, Mr. Richardson will be entitled to receive his base salary and certain fringe benefits for two years or the remaining term of the agreement, whichever is longer.