Form 10-Q
period 1997-12-31
TYCO INTERNATIONAL LTD /BER/
filed 1998-02-17
CIK 833444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                                    0-16979
                            (COMMISSION FILE NUMBER)

                            ------------------------


                            TYCO INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                                    NOT APPLICABLE
    (Jurisdiction of Incorporation)                       (I.R.S. Employer
                                                       Identification Number)

                              THE GIBBONS BUILDING
                          10 QUEEN STREET, SUITE 301,
                            HAMILTON, HM11, BERMUDA
              (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)
                                (441)-292-8674*
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares of common stock outstanding as of January 16, 1998 was 550,182,802.

                            ------------------------


     * The Executive Offices of the Registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.

================================================================================

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                        -----
PART I -- FINANCIAL INFORMATION:

     Item 1 - Financial Statements -

             Consolidated Balance Sheets - December 31, 1997 and September 30, 1997...  1-2

             Consolidated Statements of Operations for the Quarters ended December 31,
               1997 and 1996..........................................................  3

             Consolidated Statements of Cash Flows for the Quarters ended December 31,
               1997 and 1996..........................................................  4

             Notes to Consolidated Financial Statements...............................  5-9

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Operating Results.......................................................  10-12

PART II -- OTHER INFORMATION:

     Item 6 - Exhibits and Reports on Form 8-K........................................  13

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

-----------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
(IN MILLIONS)                                                  DECEMBER 31, 1997   SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents....................................      $   364.8            $   369.8
Receivables, less allowance for doubtful accounts of $111.1
  in fiscal 1998 and $107.7 in fiscal 1997...................        1,983.8              1,912.3
Contracts in process.........................................          141.8                138.3
Inventories..................................................        1,121.4              1,124.8
Deferred income taxes........................................          368.0                389.4
Prepaid expenses and other current assets....................          201.6                174.2
                                                                   ---------            ---------
                                                                     4,181.4              4,108.8
                                                                   ---------            ---------
PROPERTY, PLANT AND EQUIPMENT:
Land.........................................................          155.9                160.3
Buildings....................................................          681.0                679.7
Subscriber systems...........................................        1,801.0              1,737.6
Machinery and equipment......................................        1,828.3              1,860.3
Leasehold improvements.......................................           74.3                 74.8
Construction in progress.....................................          238.8                211.6
Accumulated depreciation.....................................       (1,851.4)            (1,800.3)
                                                                   ---------            ---------
                                                                     2,927.9              2,924.0
                                                                   ---------            ---------
GOODWILL AND OTHER INTANGIBLE ASSETS.........................        2,952.3              2,933.2
DEFERRED INCOME TAXES........................................          119.3                144.0
OTHER ASSETS.................................................          333.1                337.0
                                                                   ---------            ---------
TOTAL ASSETS.................................................      $10,514.0            $10,447.0
                                                                   =========            =========

                See notes to consolidated financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                  (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE DATA)                               DECEMBER 31, 1997   SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt.......      $   259.0           $    250.0
Accounts payable.............................................          876.2              1,012.0
Accrued expenses and other current liabilities...............        1,691.3              1,853.4
Contracts in process - billings in excess of costs...........          372.6                293.7
Deferred revenue.............................................          145.8                152.3
Income taxes.................................................          397.6                403.5
Deferred income taxes........................................           26.9                 26.9
                                                                   ---------            ---------
                                                                     3,769.4              3,991.8
                                                                   ---------            ---------
LONG-TERM DEBT...............................................        2,382.2              2,480.6
OTHER LONG-TERM LIABILITIES..................................          460.8                497.5
DEFERRED INCOME TAXES........................................           58.8                 47.7
COMMITMENTS AND CONTINGENCIES................................
CONVERTIBLE REDEEMABLE PREFERENCE SHARES.....................             --                   --
SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 750,000,000 shares authorized;
  issued 549,940,006 shares in fiscal 1998 and 536,357,498
  shares
  in fiscal 1997, net of 100,000 shares owned by a subsidiary in
  fiscal 1998 (at cost)......................................          110.0                107.3
Capital in excess:
  Share premium..............................................        2,188.8              2,041.3
  Contributed surplus, net of deferred compensation of $2.1
     in fiscal 1998 and $2.2 in fiscal 1997..................        2,392.5              2,305.7
Currency translation adjustment..............................         (211.4)              (161.6)
Accumulated deficit..........................................         (637.1)              (863.3)
                                                                   ---------            ---------
                                                                     3,842.8              3,429.4
                                                                   ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................      $10,514.0           $ 10,447.0
                                                                   =========            =========

                See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------
FOR THE QUARTER ENDED DECEMBER 31,
(IN MILLIONS EXCEPT PER SHARE DATA)                                           1997       1996
-----------------------------------------------------------------------------------------------
NET SALES.................................................................  $2,687.5   $2,232.1
Cost of sales.............................................................   1,791.7    1,528.8
Selling, general and administrative expenses..............................     500.9      444.8
Restructuring and other non-recurring charges.............................        --      237.3
                                                                            --------   --------
OPERATING INCOME..........................................................     394.9       21.2
Interest income...........................................................       6.8       10.3
Interest expense..........................................................     (49.8)     (51.3)
Other income less expenses................................................       7.5      118.4
                                                                            --------   --------
Income before income taxes and extraordinary items........................     359.4       98.6
Income taxes..............................................................    (118.6)     (30.5)
                                                                            --------   --------
Income before extraordinary items.........................................     240.8       68.1
Extraordinary items, net of taxes.........................................      (0.9)      (2.6)
                                                                            --------   --------
NET INCOME................................................................     239.9       65.5
Dividends on preference shares............................................        --       (0.1)
                                                                            --------   --------
Net income available to common shareholders...............................  $  239.9   $   65.4
                                                                            ========   ========
BASIC EARNINGS PER SHARE:
Income before extraordinary items.........................................  $    .44   $    .14
Extraordinary items, net of taxes.........................................        --         --
                                                                            --------   --------
Net Income................................................................  $    .44   $    .14
                                                                            ========   ========
DILUTED EARNINGS PER SHARE:
Income before extraordinary items.........................................  $    .43   $    .14
Extraordinary items, net of taxes.........................................        --       (.01)
                                                                            --------   --------
Net Income................................................................  $    .43   $    .13
                                                                            ========   ========
CASH DIVIDENDS PER COMMON SHARE (SEE NOTE 5)..............................  $ 0 .025
                                                                            ========
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic.....................................................................     545.1      479.6
                                                                            ========   ========
Diluted...................................................................     568.3      487.1
                                                                            ========   ========

                See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                 FOR THE QUARTERS ENDED DECEMBER 31,
                            (IN MILLIONS)                               1997       1996
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................  $239.9      $ 65.5
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Restructuring and other non-recurring charges...................      --       217.4
     Depreciation....................................................   102.6        91.6
     Goodwill and other intangible amortization......................    26.9        23.5
     Deferred income taxes...........................................    54.1       (39.7)
     Gain arising from the ownership of investments..................      --       (53.2)
     Settlement gain.................................................      --       (69.7)
     Other non-cash items............................................     2.1        (0.6)
     Changes in assets and liabilities net of the effects of
      acquisitions:
          Accounts receivable and contracts in process...............    10.1        42.4
          Inventory..................................................     4.9       (22.5)
          Accounts payable and accrued expenses......................  (237.1)      (65.3)
          Income taxes payable.......................................    (7.7)       (6.7)
          Deferred revenue...........................................    (6.5)       (8.8)
          Other......................................................   (46.7)       15.3
                                                                       ------      ------
     Net cash provided by operating activities.......................   142.6       189.2
                                                                       ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment............................  (148.5)     (164.4)
Acquisition of businesses, net of cash acquired......................   (93.1)      (96.2)
Disposal of other investments, net...................................      --        63.5
                                                                       ------      ------
     Net cash used in investing activities...........................  (241.6)     (197.1)
                                                                       ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from long-term debt and lines of credit........   (37.8)      108.2
Dividends paid.......................................................   (13.2)      (14.1)
Exercise of options..................................................   149.5          --
Other................................................................    (4.5)        1.0
                                                                       ------      ------
     Net cash provided by financing activities.......................    94.0        95.1
                                                                       ------      ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................    (5.0)       87.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER....................   369.8       237.0
                                                                       ------      ------
CASH AND CASH EQUIVALENTS AT END OF QUARTER..........................  $364.8      $324.2
                                                                       ======      ======

                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior year amounts have been reclassified to conform with current year presentation.

     On July 2, 1997 a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. ("Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). In addition, subsidiaries of Tyco merged with INBRAND Corporation ("INBRAND") and Keystone International, Inc. ("Keystone") on August 27, 1997 and August 29, 1997, respectively. These consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared using the pooling of interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of ADT, Former Tyco and Keystone as if they had been combined for all periods presented. The restated combined financial statements do not include the financial position, operating results and cash flows of INBRAND prior to January 1, 1997, due to immateriality.

2.  ACQUISITIONS AND DIVESTITURES

     During the first quarter of fiscal 1998, the Company purchased businesses with cash payments of $93.1 million. The cash portion of the acquisitions were made utilizing cash on hand. Each of these acquisitions was accounted for as a purchase and, as a result of the acquisitions, approximately $30.7 million in goodwill was recorded by the Company. Additional purchase liabilities were recorded totaling $3.0 million for severance, relocation, facilities related and direct transaction costs.

     In addition, during the first quarter, the Company entered into an agreement to purchase the Sherwood-Davis & Geck division ("Sherwood") of American Home Products Corporation ("AHP") for cash of $1.77 billion. Sherwood is a manufacturer of medical and surgical devices, such as catheters, needles and syringes, sutures, thermometers and other specialized disposable medical products with annual revenues of approximately $1.0 billion. The Sherwood acquisition is subject to approval of various regulatory agencies and certain other conditions. The transaction is expected to close in the second quarter of fiscal 1998. On February 3, 1998, the Company completed its acquisition of Holmes Protection Group, Inc. ("Holmes") for $104.0 million in cash. Holmes provides electronic security systems to commercial and residential customers throughout the United States and will be integrated with Tyco's Fire and Security Services Division. The Company intends to account for these acquisitions as purchases.

     In connection with purchase acquisitions consummated during and prior to the quarter ended December 31, 1997, liabilities for approximately $22.9 million for severance and related costs and $23.0 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at December 31, 1997. The Company expects that the termination of employees and consolidation of facilities related to these acquisitions will be substantially complete by the end of fiscal 1998.

3.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                            DECEMBER 31,     SEPTEMBER 30,
                          (IN MILLIONS)                         1997             1997
        --------------------------------------------------  ------------     -------------
        Bank and acceptance facilities....................    $   55.0          $   56.4
        Bank credit agreement.............................       900.0           1,400.0
        Private placement notes...........................       475.0                --
        Uncommitted lines of credit.......................       185.2              38.5
        Variable rate term loan due 1998..................          --              97.1
        8.125% public notes due 1999......................        10.5              10.5
        8.25% senior notes due 2000.......................         9.5               9.5
        6.34% senior notes due 2000 - Keystone............          --              45.0
        6.5% public note due 2001.........................       298.8             298.7
        Sterling denominated bank facility due 2002.......       140.3             137.5
        9.25% senior subordinated notes due 2003..........        14.1              14.1
        6.375% public notes due 2004......................       104.5             104.5
        Zero coupon Liquid Yield Option Notes due 2010....       208.0             259.6
        9.5% public debentures due 2022...................        49.0              49.0
        8.0% public debentures due 2023...................        50.0              50.0
        Other.............................................       141.3             160.2
                                                              --------          --------
        Total debt........................................     2,641.2           2,730.6
        Less current portion..............................       259.0             250.0
                                                              --------          --------
        Long-term debt....................................    $2,382.2          $2,480.6
                                                              ========          ========

     In December 1997, Tyco US terminated a $500 million portion of its existing credit agreement and thereafter had the right to borrow (a) up to $750 million until June 1998 and (b) up to $500 million until June 2002. Balances outstanding at the time of termination were repaid through the issuance of private placement notes, $225 million due in March 1998 and $250 million due in June 1998, all of which bear interest at LIBOR plus 0.25%. The $475 million of private placement notes and the $400 million drawn under the portion of the existing credit agreement due in June 1998 have been classified as long term liabilities, based on the Company's ability and intent to refinance these obligations on a long term basis.

     On February 13, 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003, such term converting from a 364-day term to a five year term upon termination of the existing credit agreement. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus margins ranging from 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayment of amounts outstanding under this agreement is guaranteed by the Company.

     Simultaneous with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under its existing credit agreement to $950 million by reducing the $750 million portion to $450 million due in June 1998 and amended the terms and conditions, including interest rates, of the existing credit agreement to conform to the new credit agreement.

     Uncommitted lines of credit are borrowings by Tyco US from commercial banks on an "as offered" basis. Borrowings and repayments occur daily and contain no significant terms other than due dates and interest rates. The due dates generally range from overnight to 90 days and interest rates approximate those available under the Tyco US credit agreement.

     Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

     During the quarters ended December 31, 1997 and 1996, respectively, 124,264 and 100 of the Liquid Yield Option Notes ("LYONs") with a carrying value of $55.1 and $0.3 million were exchanged for 3,376,990 and 2,717 common shares of the Company. Extraordinary items in the quarter ended December 31, 1997 include the write-off of net unamortized deferred refinance costs and other related fees of $0.9, which were recorded upon the early extinguishment of the related LYONs. The extraordinary items in 1996 includes $2.6 million for the write-off of deferred financing costs upon the early extinguishment of debt agreements by ADT.

4.  EARNINGS PER SHARE

     During the first quarter of fiscal 1998, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards Earnings Per Share". Prior period earnings per share data has been restated in accordance with the provisions of this statement.

     The reconciliations between basic and diluted earnings per share are as follows:

                                                                 QUARTER ENDED DECEMBER 31, 1997
                                                                 -------------------------------
                                                                                       PER SHARE
                                                                 INCOME     SHARES       AMOUNT
                                                                 ------     ------     ---------
                                                                  (IN MILLIONS, EXCEPT PER SHARE
                                                                              DATA)
Basic Income Per Share --
Net income available to common shareholders..................    $239.9      545.1        $.44

Restricted stock, options and warrants.......................        --       10.1
Exchange of LYONs............................................       2.2       13.1
                                                                 ------      -----
Diluted Income Per Share --
Net income available to common shareholders plus assumed
  conversions................................................    $242.1      568.3        $.43
                                                                 ======      =====

                                                                 QUARTER ENDED DECEMBER 31, 1996
                                                                 -------------------------------
                                                                                       PER SHARE
                                                                 INCOME     SHARES       AMOUNT
                                                                 ------     ------     ---------
                                                                  (IN MILLIONS, EXCEPT PER SHARE
                                                                              DATA)
Basic Income Per Share --
Net income available to common shareholders..................    $ 65.4      479.6        $.14

Restricted stock, options and warrants.......................        --        7.5
                                                                 ------      -----
Diluted Income Per Share --
Net income available to common shareholders plus assumed
  conversions................................................    $ 65.4      487.1        $.13
                                                                 ======      =====

     The effects on diluted earnings per common share resulting from the assumed exchange of LYONs and from the assumed conversion of convertible redeemable preference shares, which were redeemed during fiscal 1997, are anti-dilutive in the quarter ended December 31, 1996. Income before extraordinary items in the quarter ended December 31, 1996 was adjusted for the dividends on preference shares in the calculation of earnings per share.

5.  CASH DIVIDENDS PER COMMON SHARE

     Tyco declared a dividend of $0.025 per share in the first quarter of fiscal 1998. Prior to the merger with Former Tyco, ADT had not declared any dividends on its common shares since 1991. Former Tyco and Keystone declared dividends of $0.025 and $0.19 per Former Tyco and Keystone common share, respectively, in the quarter ended December 31, 1996.

6.  MERGER RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the quarter ended December 31, 1996, ADT recorded a charge of $237.3 million related to restructuring and other non-recurring charges in its electronic security services and corporate operations. During fiscal 1997 the Company also recorded merger, restructuring and other non-recurring charges related to the mergers between ADT, Former Tyco, Keystone and INBRAND.

     Approximately $329.7 million of accrued merger and restructuring costs remain in other current liabilities and $106.9 million in other non-current liabilities as of December 31, 1997. The Company currently anticipates that the restructurings will be substantially completed by September 30, 1998, except for certain long-term obligations.

7.  CONSOLIDATED SEGMENT DATA

     Selected information for the Company's four industry segments is as follows (in millions):

                                                                      QUARTER ENDED
                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1997        1996
                                                                   --------    --------
          SALES:
          Disposable and Specialty Products.....................   $  676.6    $  581.0
          Fire and Security Services............................    1,126.6     1,019.0
          Flow Control Products.................................      550.0       511.5
          Electrical and Electronic Components..................      334.3       120.6
                                                                   --------    --------
                                                                   $2,687.5    $2,232.1
                                                                   ========    ========
          INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS:
          Disposable and Specialty Products.....................   $  123.6    $   96.4
          Fire and Security Services............................      146.4       (19.2)(1)
          Flow Control Products.................................       71.9        51.9
          Electrical and Electronic Components..................       71.6        22.5
                                                                   --------    --------
               Total operations.................................      413.5       151.6
          Interest expense, net.................................      (43.0)      (41.0)(2)
          Corporate and other amounts...........................      (11.1)      (12.0)
                                                                   --------    --------
                                                                   $  359.4    $   98.6
                                                                   ========    ========

(1) Includes net charges of $119.9 million for non-recurring items in ADT's electronic security services operations, principally comprised of a $237.3 million charge related to restructuring and other non-recurring items, a $65.0 million net gain on litigation settlement and a net gain of $53.4 million arising from the sale of ADT's investment in Limelight Group plc.

(2) Includes non-recurring interest income of $4.8 million associated with the non-recurring items for ADT.

8.  INVENTORIES

     Inventories are classified as follows (in millions):

                                                      DECEMBER 31, 1997    SEPTEMBER 30, 1997
                                                      -----------------    ------------------
          Purchased materials and manufactured
            parts..................................       $   298.4             $  262.7
          Work in process..........................           274.2                294.4
          Finished goods...........................           548.8                567.7
                                                           --------             --------
                                                          $ 1,121.4             $1,124.8
                                                           ========             ========

9.     COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is liable for contract completion and product performance. In addition, the Company is in receipt of notifications from various environmental agencies that conditions at a number of sites where hazardous wastes were disposed of by the Company and other persons may require cleanup and other possible remedial action. In the opinion of management, these obligations will not materially affect the Company's financial position or results of operations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     On July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. ("Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). In August 1997, the Company acquired Keystone International, Inc. and INBRAND Corporation. All three of these transactions were accounted for as a pooling of interests and, accordingly, the consolidated financial statements reflect the combined financial position and results of operations and cash flows of ADT, Former Tyco, Keystone and INBRAND for all periods presented except that the consolidated financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality. See Note 1 to the consolidated financial statements presented herein. These transactions are more fully discussed in the Company's Consolidated Financial Statements and notes thereto as of September 30, 1997 previously filed on Form 10-K.

RESULTS OF OPERATIONS.

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Disposable and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

     In September 1997, the Company changed its fiscal year end from December 31 to September 30. In the discussions below, the results of operations for fiscal 1998 compare the first quarter ended December 31, 1997 with the corresponding quarter ended December 31, 1996.

  Overview

     Net income before extraordinary item was $240.8 million, or $0.43 per share on a diluted basis for the quarter ended December 31, 1997 as compared to $68.1 million, or $0.14 per share, for the quarter ended December 31, 1996. Excluding the $80.3 million ($0.16 per share) after-tax net charge for restructuring and other non-recurring items recorded in the quarter ended December 31, 1996, income before extraordinary item rose 62.3% from $148.4 million, or $0.30 per share. The increase was attributable to increased income from operations primarily in the Electrical and Electronic Components and Fire and Security Services segments and, to a lesser extent, the Disposable and Specialty Products and Flow Control Products segments.

  Quarter ended December 31, 1997 Compared to Quarter ended December 31, 1996:

     Sales increased 20.4% during the quarter ended December 31, 1997 to $2.69 billion from $2.23 billion in the quarter ended December 31, 1996.

     Sales of the Electrical and Electronic Components group increased $213.7 million to $334.3 million, or 177.2%, principally due to increased sales of $189.3 million at Tyco Submarine Systems Limited (TSSL), as well as increased sales at Tyco Printed Circuit Group (TPCG), offset slightly by decreased sales at Allied Electrical Conduit. The increased sales at TSSL resulted principally from the acquisition of AT&T's submarine systems business in July 1997.

     Sales of the Fire and Security Services Group increased $107.6 million to $1.13 billion, or 10.6%, principally due to increased sales of $75.5 million in the North America, Australia and Europe geographic regions for the Company's fire protection operations, and increased worldwide sales of $46.8 million in the Company's electronic security services business. Net sales increased in the fire protection and security businesses primarily due to an increase in the volume of the service business.

     Sales of the Disposable and Specialty Products Group increased $95.6 million to $676.6 million, or 16.4%, principally due to increased sales of $65.5 million at Kendall, $20.4 million at Tyco Plastics and $10.7 million at ADT Automotive. At Kendall the increase in sales resulted principally from the inclusion of INBRAND in 1997, as well as internal growth at the Ludlow Technical Products division.

     Sales of the Flow Control Products Group increased $38.5 million to $550.0 million, or 7.5%, primarily reflecting increased volume at existing businesses at Allied Tube & Conduit, including businesses acquired during the first quarter of fiscal 1997.

     Pre-tax income before extraordinary item was $359.4 million for the quarter ended December 31, 1997, as compared to $98.6 million for the quarter ended December 31, 1996. Pretax income for the quarter ended December 31, 1996 includes net charges of $115.1 million for non-recurring items in ADT's electronic security services operations. Excluding these non-recurring charges, pre-tax income increased $145.7 million, or 68.2%, from $213.7 million. Amortization expense for goodwill and other intangible assets was $26.9 million for the quarter ended December 31, 1997 and $23.5 million for the quarter ended December 31, 1996. The following analysis is exclusive of the non-recurring amounts to present the comparability of recurring operations.

     For the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996, operating profits of the Electrical and Electronic Components group increased $49.1 million to $71.6 million, or 218.2%. Operating profits were 21.4% of sales in the quarter ended December 31, 1997 and 18.7% in the quarter ended December 31, 1996. The increase was principally due to the acquisition of AT&T's submarine systems business in July 1997, as well as increased sales and better margins at TPCG, offset slightly by decreased sales at Allied Electrical Conduit.

     Fire and Security Services profits increased $45.7 million to $146.4 million, or 45.4%. Operating profits were 13.0% of sales in the quarter ended December 31, 1997 and 9.9% in the quarter ended December 31, 1996. The increase was principally due to increases in the service volume of the fire protection and security businesses mentioned above, higher volume and improved margins in the Company's fire protection contracting businesses in North America, Australia and New Zealand, as well as, improved volume and margins in the security service businesses in North America and the United Kingdom.

     Operating profits for the Disposable and Specialty Products Group increased $27.2 million to $123.6 million, or 28.2%. Operating profits were 18.3% of sales in the quarter ended December 31, 1997 and 16.6% in the quarter ended December 31, 1996. The increase was principally due to higher sales and increased margins in Kendall's North American healthcare business, including INBRAND, higher sales and margins at Tyco Plastics and higher profit at ADT Automotive, where the volume of automobiles placed in auctions increased.

     Operating profits for the Flow Control Group increased $20.0 million to $71.9 million, or 38.5%. Operating profits were 13.1% of sales in the quarter ended December 31, 1997 and 10.1% in the quarter ended December 31, 1996. The increase was principally due increased margins in the Company's North American and European flow control products operations, including Keystone's valve products, which have been integrated into the operations of Grinnell and Europe Flow Control.

     The effect of average foreign exchange rates during the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 was not material to the Company's total sales or operating profits.

     The effective income tax rate was 33% during the quarter ended December 31, 1997 and 31% during the quarter ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $142.6 million during the first quarter of fiscal 1998. Accounts payable and accrued expenses decreased $237.1 million which resulted principally from spending for merger, restructuring and other non-recurring costs during the quarter. Net changes in other working capital accounts were not significant during the period. The impact of changes in foreign exchange rates did not materially affect net working capital during the quarter.

     During the first quarter of fiscal 1998, the Company used cash to (i) acquire companies for an aggregate of $93.1 million in cash, (ii) purchase $148.5 million of property, plant and equipment; and (iii) pay dividends of $13.2 million and received $149.5 million upon the exercise of common share options.

     At December 31, 1997 the Company's total debt was $2.64 billion, a slight decrease as compared to $2.73 billion at September 30, 1997. The decrease resulted principally from the exchange of LYON's debt with a $55.1 million principal balance for common shares and the net repayment of various borrowings. Shareholders' equity was $3.84 billion, or $6.99 per share, at December 31, 1997, compared to $3.43 billion, or

$6.39 per share, at September 30, 1997. Goodwill and other intangible assets was $2.95 billion at December 31, 1997 compared to $2.93 billion at September 30, 1997. The increase in shareholders' equity was due primarily to net income of $239.9 million and proceeds from the exercise of options. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 41% at December 31, 1997 and 44% at September 30, 1997.

     In December 1997, Tyco US terminated a $500 million portion of its existing credit agreement and thereafter had the right to borrow (a) up to $750 million until June 1998 and (b) up to $500 million until June 2002. Balances outstanding at the time of termination were repaid through the issuance of private placement notes, $225 million due in March 1998 and $250 million due in June 1998, all of which bear interest at LIBOR plus 0.25%. The $475 million of private placement notes and the $400 million drawn under the portion of the existing credit agreement due in June 1998 have been classified as long term liabilities, based on the Company's ability and intent to refinance these obligations on a long term basis.

     On February 13, 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003, such term converting from a 364-day term to a five year term upon termination of the existing credit agreement. Repayment of amounts outstanding under this agreement is guaranteed by the Company.

     Simultaneous with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under its existing credit agreement to $950 million by reducing the $750 million portion to $450 million due in June 1998 and amended the terms and conditions, including interest rates, of the existing credit agreement to conform to the new credit agreement.

     Working capital requirements for the remainder of fiscal 1998 are not expected to significantly increase as compared to fiscal 1997. The level of capital expenditures is not expected to increase materially in fiscal 1998 as compared to annualized fiscal 1997. The Company believes that its funding sources are adequate for its anticipated requirements, including the acquisition of Sherwood for approximately $1.77 billion in the second quarter of fiscal 1998, through expected cash flow from operations, established financial arrangements and accessing equity and debt capital markets. In December 1997 the Company filed a shelf registration statement for the issuance of debt and equity up to $2.0 billion.

BACKLOG

     The backlog of unfilled orders was approximately $2.7 billion at December 31, 1997 as compared to $2.3 billion at September 30, 1997. Backlog increased in the Company's Electrical and Electronic Components, Fire and Security Services and Flow Control Group segments. Within Electrical and Electronic Components, backlog increased principally due to the acquired backlog of AT&T's submarine systems business, as well as new projects issued to TSSL. Within Fire and Security Services, backlog increased principally due to an increase in backlog at the Company's U.S. security business and the Europe fire business.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               $1.75 billion 364-day Credit Agreement dated February 13, 1998 held by Tyco
          4.1  US.
               $500 million Extendible Credit Agreement dated February 13, 1998 held by Tyco
          4.2  US.
               Parent Guarantee Agreement dated as of February 13, 1998.
          4.3
           27  Financial Data Schedule

     (b)  Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             TYCO INTERNATIONAL LTD.




                             /s/ MARK H. SWARTZ
                             ---------------------------------------------------
                             MARK H. SWARTZ
                             Executive Vice President -- Chief Financial Officer (Principal Accounting and Financial Officer)

Date:  February 17, 1998

                            TYCO INTERNATIONAL LTD.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
    4.1       $1.75 billion 364-day Credit Agreement dated February 13, 1998 held by Tyco US.
    4.2       $500 million Extendible Credit Agreement dated February 13, 1998 held by Tyco US.
    4.3       Parent Guarantee Agreement dated as of February 13, 1998.
     27       Financial Data Schedule