Form 10-Q
period 1998-03-31
TYCO INTERNATIONAL LTD /BER/
filed 1998-05-15
CIK 833444

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO

                                    0-16979
                            (COMMISSION FILE NUMBER)

                         ------------------------------

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

                         ------------------------------

- Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes [X]     No [ ]

  The number of shares of common stock outstanding as of April 23, 1998 was 583,096,885.

                         ------------------------------

* The Executive Offices of the Registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is
  (603) 778-9700.
================================================================================

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION:

  Item 1 -- Financial Statements --

     Consolidated Balance Sheets -- March 31, 1998 and
      September 30, 1997....................................    1-2

     Consolidated Statements of Operations for the Quarters
      and Six Months ended March 31, 1998 and 1997..........      3

     Consolidated Statements of Cash Flows for the Six
      Months ended March 31, 1998 and 1997..................      4

     Notes to Consolidated Financial Statements.............   5-10

  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Operating Results..............  11-15

PART II -- OTHER INFORMATION:

  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................     16

  Item 6 -- Exhibits and Reports on Form 8-K................     17


                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               (UNAUDITED)
                                                              MARCH 31, 1998   SEPTEMBER 30, 1997
                                                              --------------   ------------------
                                                                         (IN MILLIONS)
CURRENT ASSETS:
Cash and cash equivalents...................................    $   562.0          $   369.8
Receivables, less allowance for doubtful accounts of $138.1
  in fiscal 1998 and $107.7 in fiscal 1997..................      2,091.0            1,912.3
Contracts in process........................................        147.7              138.3
Inventories.................................................      1,411.7            1,124.8
Deferred income taxes.......................................        493.7              389.4
Prepaid expenses and other current assets...................        198.7              174.2
                                                                ---------          ---------
                                                                  4,904.8            4,108.8
                                                                ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................        169.9              160.3
Buildings...................................................        779.5              679.7
Subscriber systems..........................................      1,865.9            1,737.6
Machinery and equipment.....................................      2,047.4            1,860.3
Leasehold improvements......................................         81.0               74.8
Construction in progress....................................        221.2              211.6
Accumulated depreciation....................................     (1,895.9)          (1,800.3)
                                                                ---------          ---------
                                                                  3,269.0            2,924.0
                                                                ---------          ---------
GOODWILL AND OTHER INTANGIBLE ASSETS........................      4,622.4            2,933.2
DEFERRED INCOME TAXES.......................................        123.3              144.0
OTHER ASSETS................................................        419.0              337.0
                                                                ---------          ---------
TOTAL ASSETS................................................    $13,338.5          $10,447.0
                                                                =========          =========

                See notes to consolidated financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               (UNAUDITED)
                                                              MARCH 31, 1998   SEPTEMBER 30, 1997
                                                              --------------   ------------------
                                                               (IN MILLIONS, EXCEPT SHARE DATA)
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt......    $   255.0          $   250.0
Accounts payable............................................        972.7            1,012.0
Accrued expenses and other current liabilities..............      2,142.5            1,853.4
Contracts in process -- billings in excess of costs.........        297.7              293.7
Deferred revenue............................................        174.1              152.3
Income taxes................................................        375.5              403.5
Deferred income taxes.......................................         27.7               26.9
                                                                ---------          ---------
                                                                  4,245.2            3,991.8
                                                                ---------          ---------
LONG-TERM DEBT..............................................      3,144.4            2,480.6
OTHER LONG-TERM LIABILITIES.................................        485.0              497.5
DEFERRED INCOME TAXES.......................................         61.1               47.7
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE REDEEMABLE PREFERENCE SHARES
SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 1,503,750,000 shares
  authorized; outstanding 580,613,217 shares in fiscal 1998
  and 536,357,498 shares in fiscal 1997, net of 4,638,401
  shares owned by subsidiaries in fiscal 1998...............        116.1              107.3
Capital in excess:
     Share premium..........................................      3,475.0            2,041.3
     Contributed surplus, net of deferred compensation of
       $2.3 in fiscal 1998 and $2.2 in fiscal 1997..........      2,414.0            2,305.7
Currency translation adjustment.............................       (226.5)            (161.6)
Accumulated deficit.........................................       (375.8)            (863.3)
                                                                ---------          ---------
                                                                  5,402.8            3,429.4
                                                                ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $13,338.5          $10,447.0
                                                                =========          =========

                See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       FOR THE QUARTERS      FOR THE SIX MONTHS
                                                       ENDED MARCH 31,        ENDED MARCH 31,
                                                     --------------------   --------------------
                                                       1998        1997       1998        1997
                                                       ----        ----       ----        ----
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES..........................................  $2,852.0    $2,332.8   $5,539.5    $4,564.9
Cost of sales......................................   1,872.6     1,567.6    3,664.3     3,096.4
Selling, general and administrative expenses.......     529.9       482.4    1,027.6       927.2
Restructuring and other non-recurring charges......        --         9.6         --       246.9
                                                     --------    --------   --------    --------
OPERATING INCOME...................................     449.5       273.2      847.6       294.4
Interest income....................................       6.9         4.7       13.7        15.0
Interest expense...................................     (49.9)      (43.5)     (95.4)      (94.8)
Other income less expenses.........................        --          --         --       118.4
                                                     --------    --------   --------    --------
Income before income taxes and extraordinary
  items............................................     406.5       234.4      765.9       333.0
Income taxes.......................................    (130.3)      (87.1)    (248.9)     (117.6)
                                                     --------    --------   --------    --------
Income before extraordinary items..................     276.2       147.3      517.0       215.4
Extraordinary items, net of taxes..................      (0.3)         --       (1.2)       (2.6)
                                                     --------    --------   --------    --------
NET INCOME.........................................     275.9       147.3      515.8       212.8
Dividends on preference shares.....................        --          --         --        (0.1)
                                                     --------    --------   --------    --------
Net Income available to common shareholders........  $  275.9    $  147.3   $  515.8    $  212.7
                                                     ========    ========   ========    ========
BASIC EARNINGS PER SHARE:
Income before extraordinary item...................  $    .49    $    .29   $    .94    $    .44
Extraordinary item, net of taxes...................        --          --         --        (.01)
Net Income.........................................       .49         .29        .93         .43

DILUTED EARNINGS PER SHARE:
Income before extraordinary item...................  $    .48    $    .29   $    .91    $    .43
Extraordinary item, net of taxes...................        --          --         --        (.01)
Net Income.........................................       .48         .29        .91         .42

CASH DIVIDENDS PER COMMON SHARE (SEE NOTE 5).......  $ 0 .025               $   0.05

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
Basic..............................................     560.1       499.5      552.6       489.6
Diluted............................................     579.9       529.1      574.1       518.7

                See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
                                                                 (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   515.8    $ 212.8
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Restructuring and other non-recurring charges..........         --      217.4
     Depreciation...........................................      206.9      179.2
     Goodwill and other intangible amortization.............       65.6       49.6
     Deferred income taxes..................................       85.4      (15.9)
     Gain from investments and litigation settlement........         --     (122.9)
     Other non-cash items...................................        2.9       25.0
     Changes in assets and liabilities net of the effects of
      acquisitions:
          Accounts receivable and contracts in process......       32.8     (102.0)
          Inventory.........................................      (24.9)     (73.7)
          Accounts payable and accrued expenses.............     (268.2)     (52.4)
          Income taxes payable..............................      (33.9)      (4.5)
          Deferred revenue..................................       14.8        7.8
          Other.............................................      (45.7)     (16.0)
                                                              ---------    -------
     Net cash provided by operating activities..............      551.5      304.4
                                                              ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (329.5)    (324.5)
Acquisition of businesses, net of cash acquired.............   (2,118.2)    (402.2)
Disposal of other investments...............................         --       63.5
Proceeds from litigation settlement.........................         --       77.5
Other.......................................................      (15.0)      (1.9)
                                                              ---------    -------
     Net cash used in investing activities..................   (2,462.7)    (587.6)
                                                              ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from long-term debt and lines of
  credit....................................................      693.4     (216.9)
Dividends paid..............................................      (27.0)     (28.6)
Net proceeds from sale of common shares.....................    1,245.0      566.7
Proceeds from exercise of options and warrants..............      196.5      306.4
Other.......................................................       (4.5)      (8.9)
                                                              ---------    -------
     Net cash provided by financing activities..............    2,103.4      618.7
                                                              ---------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      192.2      335.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      369.8      237.0
Adjustment for INBRAND's cash and cash equivalents at
  January 1, 1997 (as described in Note 1)..................         --        1.9
Effect of the excluded results of ASH (as described in
  Note 1)...................................................         --       (0.8)
                                                              ---------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   562.0    $ 573.6
                                                              =========    =======

                See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1997 ("Form 10-K"). The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

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

     As described more fully in the Company's Form 10-K, in September 1996 ADT merged with Automated Security (Holdings) PLC ("ASH"). The merger with ASH has been accounted for as a pooling of interests and its results have been combined with the Company's using ASH's November 30 year end. The results of operations and cash flows for ASH for the month of December 1996, which have been excluded from these financial statements, are reflected as an adjustment in the statement of cash flow for the six months ended March 31, 1997.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  ACQUISITIONS

     During the first six months of fiscal 1998, the Company purchased businesses for an aggregate of $2.17 billion, including $2.12 billion in cash and the assumption of approximately $45.1 million in debt. The cash portion of the acquisitions were made utilizing cash on hand and borrowings under the Company's uncommitted lines of credit. These acquisitions were accounted for as purchases and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $1.73 billion in goodwill and other intangibles was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded during fiscal 1998 include approximately $15.9 million for transaction and other direct costs, $103.5 million for severance and related costs and $190.9 million for costs associated with the shut down and consolidation of certain acquired facilities. Certain acquisition liabilities are based on current estimates.

     These acquisitions include the purchase of the Sherwood-Davis & Geck division ("Sherwood") of American Home Products Corporation ("AHP") on February 27, 1998 for cash of $1.77 billion. Sherwood is a manufacturer of medical and surgical devices, such as catheters, needles and syringes, sutures, thermometers and other specialized disposable medical products with annual revenues of approximately $1.0 billion. Sherwood is being integrated with The Kendall Company within Tyco's Disposable and Specialty Products Segment. On February 3, 1998, the Company also completed its acquisition of Holmes Protection Group, Inc.

("Holmes") for $104.0 million in cash. Holmes provides electronic security systems to commercial and residential customers throughout the United States and will be integrated within Tyco's Fire and Security Services segment.

     In connection with purchase acquisitions consummated during and prior to the six months ended March 31, 1998, liabilities for approximately $14.5 million in transaction and other costs, $120.8 million for severance and related costs and $209.9 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at March 31, 1998. The Company expects that the termination of employees and consolidation of facilities related to these acquisitions will be substantially complete within one year of the related date of acquisition.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to March 31, 1998.

                                                   SIX MONTHS       SIX MONTHS
                                                     ENDED            ENDED
                                                 MARCH 31, 1998   MARCH 31, 1997
                                                 --------------   --------------
                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                              DATA)
Sales..........................................     $5,992.3         $5,118.5
Income (loss) before extraordinary item........        427.1            203.6
Net income (loss)..............................        420.5            200.0
Earnings (loss) per share:
     Basic.....................................          .76              .41
     Diluted...................................          .74              .40

3.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                1998          1997
                                                              ---------   -------------
                                                                    (IN MILLIONS)
Bank and acceptance facilities..............................  $    1.6      $   56.4
Bank credit agreement.......................................   1,500.0       1,400.0
Private placement notes.....................................     625.0            --
Uncommitted lines of credit.................................     235.0          38.5
Variable rate term loan due 1998............................        --          97.1
8.125% public notes due 1999................................      10.5          10.5
8.25% senior notes due 2000.................................       9.5           9.5
6.34% senior notes due 2000 - Keystone......................        --          45.0
6.5% public note due 2001...................................     298.9         298.7
Sterling denominated bank facility due 2002.................     142.1         137.5
9.25% senior subordinated notes due 2003....................      14.1          14.1
6.375% public notes due 2004................................     104.5         104.5
Zero coupon Liquid Yield Option Notes due 2010..............     190.0         259.6
9.5% public debentures due 2022.............................      49.0          49.0
8.0% public debentures due 2023.............................      50.0          50.0
Other.......................................................     169.2         160.2
                                                              --------      --------
Total debt..................................................   3,399.4       2,730.6
Less current portion........................................     255.0         250.0
                                                              --------      --------
Long-term debt..............................................  $3,144.4      $2,480.6
                                                              ========      ========

     In December 1997, Tyco US terminated a $500 million portion of its existing credit agreement and thereafter had the right to borrow (a) up to $750 million until June 1998 and (b) up to $500 million until June 2002. Balances outstanding at the time of termination were repaid through the issuance of private placement notes, $225 million due in March 1998 and $250 million due in June 1998. At maturity of the private placement notes due in March 1998, Tyco US issued $375 million of additional private placement notes due in June 1998, increasing the aggregate amount outstanding to $625 million. All of the private placement notes bear interest at LIBOR plus 0.25% and have been classified as long term liabilities, based on the Company's ability and intent to refinance these obligations on a long term basis.

     On February 13, 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003, such term converting from a 364-day term to a five year term upon notice by Tyco US to the banks. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus margins ranging from 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayments of amounts outstanding under this agreement are guaranteed by the Company.

     Simultaneous with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under the previously existing credit agreement to $950 million by reducing the $750 million portion to $450 million due in June 1998 and amended the terms and conditions, including interest rates, of the existing credit agreement to conform to the new credit agreement. In March 1998, Tyco US terminated the $950 million credit agreement. Balances outstanding at the time of termination were repaid with net proceeds from the sale of common shares, discussed below (see Note 6).

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

     During the six months ended March 31, 1998 and 1997, respectively, 171,024 and 104 of the Liquid Yield Option Notes ("LYONs") with a carrying value of $76.3 million and $0.1 million were exchanged for 4,647,732 and 2,826 common shares of the Company. The extraordinary item in the six months ended March 31, 1998 was the write-off of net unamortized deferred refinance costs and other related fees of $1.2 million, net of tax, which were recorded upon the early extinguishment of the related LYONs. The extraordinary item in the six months ended March 31, 1997 was $2.6 million for the write-off of deferred financing costs upon the early extinguishment of debt agreements by ADT.

     In April 1998 Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, filed a shelf registration statement to enable it to offer from time to time unsecured debt securities at an aggregate initial offering price not to exceed $3.75 billion. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco (See Note 11). The Securities and Exchange Commission has declared the shelf registration effective.

4.  EARNINGS PER SHARE

     During the first quarter of fiscal 1998, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards Earnings Per Share". Prior period earnings per share data have been restated in accordance with the provisions of this statement.

     The reconciliations between basic and diluted earnings per share are as follows:

                                                            QUARTER ENDED                  QUARTER ENDED
                                                           MARCH 31, 1998                 MARCH 31, 1997
                                                     ---------------------------    ---------------------------
                                                                       PER SHARE                      PER SHARE
                                                     INCOME   SHARES    AMOUNT      INCOME   SHARES    AMOUNT
                                                     ------   ------   ---------    ------   ------   ---------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic Income Per Share --
  Net income available to common shareholders......  $275.9    560.1     $.49       $147.3    499.5     $.29
  Restricted stock, options and warrants...........      --      7.6                    --      8.5
  Exchange of LYONs debt...........................     2.1     12.2                   3.5     21.1
                                                     ------   ------                ------   ------
Diluted Income Per Share --
  Net income available to common shareholders plus
    assumed conversions............................  $278.0    579.9     $.48       $150.8    529.1     $.29
                                                     ======   ======                ======   ======

                                                          SIX MONTHS ENDED               SIX MONTHS ENDED
                                                           MARCH 31, 1998                 MARCH 31, 1997
                                                     ---------------------------    ---------------------------
                                                                       PER SHARE                      PER SHARE
                                                     INCOME   SHARES    AMOUNT      INCOME   SHARES    AMOUNT
                                                     ------   ------   ---------    ------   ------   ---------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic Income Per Share --
  Net income available to common shareholders......  $515.8    552.6     $.93       $212.7    489.6     $.43
  Restricted stock, options and warrants...........      --      8.9                            8.0
  Exchange of LYONS debt...........................     4.3     12.6                   6.9     21.1
                                                     ------   ------                ------   ------
Diluted Income Per Share --
  Net income available to common shareholders plus
    assumed conversions............................  $520.1    574.1     $.91       $219.6    518.7     $.42
                                                     ======   ======                ======   ======

     The effects on diluted earnings per common share resulting from the assumed conversion of convertible redeemable preference shares, which were redeemed during fiscal 1997, are anti-dilutive in the quarter and six months ended March 31, 1997. Income before extraordinary items in the six months ended March 31, 1997 was adjusted for the dividends on preference shares in the calculation of earnings per share.

5.  CASH DIVIDENDS PER COMMON SHARE

     Tyco declared a dividend of $0.025 per share in each of the two quarters in fiscal 1998. Prior to the merger with Former Tyco, ADT had not declared any dividends on its common shares since 1991. Former Tyco and Keystone declared dividends of $0.025 and $0.19 per share, respectively, in each of the quarters ended December 31, 1996 and March 31, 1997.

6.  SHAREHOLDERS' EQUITY

     In December 1997 the company filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $2.0 billion. The Securities and Exchange Commission has declared the shelf registration effective. In March 1998, the Company sold 25.3 million common shares at $50.75 per share. The net proceeds from the sale of approximately $1.25 billion were used to repay indebtedness incurred for previous acquisitions.

7.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the six months ended March 31, 1997, ADT recorded a charge of $246.9 million related to restructuring and other non-recurring charges in its electronic security services and corporate operations. During the last quarter of fiscal 1997 the Company recorded merger, restructuring and other non-recurring charges related to the mergers between ADT, Former Tyco, Keystone and INBRAND.

     Approximately $293.1 million of accrued merger and restructuring costs remain in other current liabilities and $112.9 million in other non-current liabilities as of March 31, 1998. The Company currently anticipates that the restructurings will be substantially completed by September 30, 1998, except for certain long-term obligations.

8.  CONSOLIDATED SEGMENT DATA

     Selected information for the Company's four industry segments is as follows (in millions):

                                                 QUARTER ENDED          SIX MONTHS ENDED
                                                   MARCH 31,                MARCH 31
                                              -------------------      -------------------
                                                1998       1997          1998       1997
                                              --------   --------      --------   --------
SALES:
Disposable and Specialty Products...........  $  785.6   $  646.7      $1,462.1   $1,227.7
Fire and Security Services..................   1,095.7    1,003.7       2,222.3    2,022.8
Flow Control Products.......................     548.8      537.3       1,098.9    1,048.8
Electrical and Electronic Components........     421.9      145.1         756.2      265.6
                                              --------   --------      --------   --------
                                              $2,852.0   $2,332.8      $5,539.5   $4,564.9
                                              ========   ========      ========   ========
OPERATING INCOME (LOSS):
Disposable and Specialty Products...........  $  149.4   $  109.5      $  273.0   $  205.8
Fire and Security Services..................     149.8       88.9(1)      296.2      (47.7)(1)(2)
Flow Control Products.......................      73.4       58.5         145.3      110.4
Electrical and Electronic Components........      92.5       28.8         164.2       51.2
Corporate and other expenses................     (15.6)     (12.5)        (31.1)     (25.3)
                                              --------   --------      --------   --------
                                              $  449.5   $  273.2      $  847.6   $  294.4
                                              ========   ========      ========   ========

---------------

(1) Includes charges of $9.6 million related to merger, restructuring and other non-recurring charges incurred by ADT.

(2) Includes a charge of $237.3 million for related restructuring and other non-recurring items in ADT's electronic security services operations.

9.  INVENTORIES

     Inventories are classified as follows (in millions):

                                             MARCH 31, 1998   SEPTEMBER 30, 1997
                                             --------------   ------------------
Purchased materials and manufactured
  parts....................................     $  436.9           $  262.7
Work in process............................        273.9              294.4
Finished goods.............................        700.9              567.7
                                                --------           --------
                                                $1,411.7           $1,124.8
                                                ========           ========

10.  COMMITMENTS AND CONTINGENCIES

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

11.  TYCO INTERNATIONAL GROUP S.A.

     As discussed in Note 3, the company filed a registration statement in April 1998 for debt securities through TIG, a wholly-owned subsidiary. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco. TIG was incorporated as a Luxembourg holding company in March 1998. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure was in place for all periods presented.

                                                       MARCH 31,    SEPTEMBER 30,
                                                         1998           1997
                                                       ---------    -------------
Total current assets.................................  $4,979.1       $4,018.3
Total noncurrent assets..............................   8,323.1        6,236.2
Total current liabilities............................   4,216.8        3,905.2
Total noncurrent liabilities.........................   4,068.6        3,998.1

                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                 MARCH 31,                     MARCH 31,
                          ------------------------      ------------------------
                            1998            1997          1998            1997
                            ----            ----          ----            ----
Net Sales...............  $2,852.0        $2,332.8      $5,539.5        $4,564.9
Gross profit............     979.4           765.2       1,875.2         1,468.5
Income before
  extraordinary
  items(1)..............     265.4           141.9         491.9           130.2
Net income(2)...........     265.1           141.9         490.7           127.6

---------------

(1) Income before extraordinary items in the six months ended March 31, 1997 includes non-recurring charges of $237.3 million related principally to the restructuring of ADT's electronic security services businesses in the United States and United Kingdom.

(2) Extraordinary items were losses on repayment and the write off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     On July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. ("Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). In August 1997, the Company acquired Keystone International, Inc. ("Keystone") and INBRAND Corporation ("INBRAND"). All three of these transactions were accounted for as a pooling of interests and accordingly, the consolidated financial statements reflect the combined financial position and results of operations and cash flows of ADT, Former Tyco, Keystone and INBRAND for all periods presented except that the consolidated financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality. See Note 1 to the consolidated financial statements presented herein. These transactions are more fully discussed in the Company's Consolidated Financial Statements and notes thereto as of September 30, 1997 previously filed on Form 10-K.

RESULTS OF OPERATIONS.

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Disposable and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

     In September 1997, the Company changed its fiscal year end from December 31 to September 30. In the discussions below, the results of operations for fiscal 1998 compare the second quarter and six months ended March 31, 1998 with the corresponding quarter and six months ended March 31, 1997.

  Overview

     Income before extraordinary item was $517.0 million, or $.91 per share on a diluted basis for the six months ended March 31, 1998 as compared to $215.4 million, or $.43 per share, for the six months ended March 31, 1997. Excluding the $89.9 million ($.17 per share) after-tax net charge for restructuring and other non-recurring items recorded in the six months ended March 31, 1997, income before extraordinary item rose 69.3% from $305.3 million, or $.60 per share. The increase was attributable to strong earnings in the Electrical and Electronic Components group principally resulting from the earnings from the acquisition of AT&T's Submarine Systems unit, as well as, significant increases in income from operations in the Fire and Security Services and Disposable and Specialty Products segments and, to a lesser extent, in the Flow Control Products group.

  Quarter ended March 31, 1998 Compared to Quarter ended March 31, 1997

     Sales increased 22% during the quarter ended March 31, 1998 to $2.85 billion from $2.33 billion in the quarter ended March 31, 1997.

     Sales of the Disposable and Specialty Products group increased $138.9 million to $785.6 million, or 21.5%, principally due to increased sales at Kendall. This increase was primarily due to the inclusion for one month in the current fiscal quarter of the results of Sherwood-Davis & Geck, acquired in February 1998. Additionally, sales increased at ADT Automotive, Tyco Plastics and Tyco Specialty Products.

     Sales of the Fire and Security Services group increased $92.0 million to $1.10 billion, or 9.2%, principally due to increased sales in the United States in the Company's electronic security services business. Sales increased in the North American fire protection operations and the Australian fire protection and security operations. The primary reason for the increase in sales in the fire protection and security businesses is the increase in service and recurring revenues. Excluding the effect of foreign currency changes, sales for the quarter ended March 31, 1998 increased 14.5%, compared to the corresponding quarter ended March 31, 1997.

     Sales of the Flow Control Products group increased $11.5 million to $548.8 million, or 2.1%, primarily reflecting increased demand for valve products in North America and Europe. Excluding the effect of foreign currency changes, sales for the quarter increased 7.4%, compared to the corresponding quarter ended March 31, 1997.

     Sales of the Electrical and Electronic Components group increased $276.8 million to $421.9 million, or 191%, principally due to increased sales at Tyco Submarine Systems Ltd ("TSSL") as well as increased sales, to a lesser extent, at Tyco Printed Circuit Group ("TPCG") and Allied Electrical Conduit. The increased sales at TSSL resulted from the acquisition of AT&T's submarine systems business in July 1997 and increased volume at Simplex.

     Pre-tax income before extraordinary item was $406.5 million for the quarter ended March 31, 1998, as compared to $234.4 million for the quarter ended March 31, 1997. Pre-tax income for the quarter ended March 31, 1997 included charges of $9.6 million for merger, restructuring and other non-recurring items incurred by ADT. Excluding these non-recurring charges, pre-tax income increased $162.5 million, or 66.6%, from $244.0 million. Amortization expense for goodwill and other intangible assets was $38.7 million for the quarter ended March 31, 1998 and $26.1 million for the quarter ended March 31, 1997. The following analysis is exclusive of the non-recurring amounts to present the comparability of recurring operating profits.

     Operating profits for the Disposable and Specialty Products group increased $39.9 million to $149.4 million, or 36.4%. Operating profits were 19.0% of sales in the quarter ended March 31, 1998 as compared to 16.9% and 18.3% in the quarters ended March 31, 1997 and December 31, 1997, respectively. The increase was principally due to higher sales and increased margins in Kendall's North American healthcare business, including the effect of the acquisition of Sherwood-Davis & Geck for one month in the quarter ended March 31, 1998 and higher sales and increased margins at Tyco Plastics.

     Fire and Security Services profits increased $51.3 million to $149.8 million, or 52.1%. Operating profits were 13.7% of sales in the quarter ended March 31, 1998 as compared to 9.8% and 13.0% in the quarters ended March 31, 1997 and December 31, 1997, respectively. The overall increase was principally due to increases in the service volume of the fire protection and security businesses mentioned above. The increase in operating profits as a percentage of sales was due to higher volume and improved margins in the Company's security service businesses around the world and in the Company's fire protection contracting businesses in North America and Australia.

     Operating profits for the Flow Control group increased $14.9 million to $73.4 million, or 25.5%. Operating profits were 13.4% of sales in the quarter ended March 31, 1998 as compared to 10.9% and 13.1% in the quarters ended March 31, 1997 and December 31, 1997, respectively. The increase was due to higher volume and margins in the Company's North American and European flow control products operations, including Keystone's valve products, which have been integrated into the Company's operations.

     For the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, operating profits of the Electrical and Electronic Components group increased $63.7 million to $92.5 million, or 221%. The increase was principally due to the acquisition of AT&T's submarine systems business in July 1997, as well as increased sales and higher margins at both the TPCG and Allied Electrical Conduit. Operating profits were 21.9% of sales in the quarter ended March 31, 1998 and 19.8% in the quarter ended March 31, 1997.

     The effect of average foreign exchange rates during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 was not material to the Company's operating profits.

     The effective income tax rate was 32.1% during the quarter ended March 31, 1998 and 37.2% during the quarter ended March 31, 1997, due to higher earnings in domiciles with lower income tax rates.

  Six months ended March 31, 1998 Compared to Six months ended March 31, 1997:

     Sales increased 21% during the six months ended March 31, 1998 to $5.54 billion from $4.57 billion in the six months ended March 31, 1997.

     Sales of the Disposable and Specialty Products group increased $234.4 million to $1.46 billion, or 19.1%, principally due to increased sales at Kendall, Tyco Plastics and ADT Automotive. At Kendall, the increase in sales resulted from the inclusion of INBRAND beginning in January 1997, the inclusion for one month in the six months ended March 31, 1998 of Sherwood-Davis & Geck and internal growth at the Ludlow Technical Products division.

     Sales of the Fire and Security Services group increased $199.5 million to $2.22 billion, or 10%, principally due to increased sales in the United States in the Company's electronic security services business. The North American, European and Australian fire protection contracting and service operations, and the European security businesses had increased sales in the six month period ended March 31, 1998 as compared to the six month period ended March 31, 1997. The primary reason for the increase in sales in the fire protection and security businesses is the increase in service and recurring revenues. Excluding the effect of foreign currency changes, sales for the six months ended March 31, 1998 increased 13.9%, compared to the corresponding six months ended March 31, 1997.

     Sales of the Flow Control Products group increased $50.1 million to $1.1 billion, or 4.8%, reflecting increased volume at existing businesses at Allied Tube & Conduit, including businesses acquired during fiscal 1997 and increased demand for the Company's valve products in North America and Europe. Excluding the effect of foreign currency changes, sales for the six months increased 9.8%, compared to the corresponding six months ended March 31, 1997.

     Sales of the Electrical and Electronic Components group increased $490.6 million to $756.2 million, or 185%, principally due to increased sales at TSSL, as well as increased sales at TPCG, offset slightly by decreased sales at Allied Electrical Conduit. The increased sales at TSSL resulted principally from the acquisition of AT&T's submarine systems business in July 1997.

     Pre-tax income before extraordinary item was $765.9 million for the six months ended March 31, 1998, as compared to $333.0 million for the six months ended March 31, 1997. Pretax income for the six months ended March 31, 1997 includes net charges of $124.8 million primarily related to non-recurring items in ADT's electronic security services operations. Excluding these non-recurring charges, pre-tax income increased $308.2 million, or 67.3% from $457.7 million. Amortization expense for goodwill and other intangible assets was $65.6 million for the six months ended March 31, 1998 and $49.6 million for the six months ended March 31, 1997. The following analysis is exclusive of the non-recurring amounts to present the comparability of recurring operations.

     Operating profits for the Disposable and Specialty Products group increased $67.2 million to $273.0 million, or 32.7%. Operating profits were 18.7% of sales in the six months ended March 31, 1998 and 16.8% in the six months ended March 31, 1997. The increase was principally due to higher sales and increased margins in Kendall's North American healthcare business, including the effect of the acquisition of Sherwood -- Davis & Geck for one month in the six months ended March 31, 1998. In addition, there were higher sales and margins at Tyco Plastics and higher sales and margins at ADT Automotive, where the volume of automobiles placed in auctions increased.

     Fire and Security Services profits increased $97.0 million to $296.2 million, or 48.7%. Operating profits were 13.3% of sales in the six months ended March 31, 1998 and 9.8% in the six months ended March 31, 1997. The overall increase was principally due to increases in the service volume and margins of the fire protection and security businesses.

     Operating profits for the Flow Control Products group increased $34.9 million to $145.3 million, or 31.6%. Operating profits were 13.2% of sales in the six months ended March 31, 1998 and 10.5% in the six months ended March 31, 1997. The increase was due to increased volume and margins in the Company's North American and European Flow Control Products operations, including Keystone's valve products, which have been integrated into the Company's operations.

     For the six months ended March 31, 1998 as compared to the six months ended March 31, 1997, operating profits of the Electrical and Electronic Components group increased $113.0 million to $164.2 million, or 221%. Operating profits were 21.7% of sales in the six months ended March 31, 1998 and 19.3% in the six months ended March 31, 1997. The increase was principally due to the acquisition of AT&T's submarine systems business in July 1997, as well as increased sales and better margins at TPCG.

     The effect of average foreign exchange rates during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997 was not material to the Company's operating profits.

     The effective income tax rate was 32.5% during the six months ended March 31, 1998 and 35.3% during the six months ended March 31, 1997, due to the higher earnings in domiciles with lower income tax rates.

     Selling, general and administrative expenses were 18.6% of sales during the quarter and six months ended March 31, 1998, as compared to 20.7% and 20.3% in the quarter and six months ended March 31, 1997, respectively. The reduction in selling, general and administrative costs as related to sales is principally due to the effect of the termination of employees and consolidation of facilities associated with the recent mergers.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $551.5 million during the first six months of fiscal 1998. Accounts payable and accrued expenses decreased $268.2 million which resulted principally from spending for merger, restructuring and other non-recurring costs during the period. Net changes in other working capital accounts were not significant during the period. The impact of changes in foreign exchange rates did not materially affect net working capital during the quarter.

     During the first six months of fiscal 1998, the Company used cash to (i) acquire companies for an aggregate of $2.17 billion, including $2.12 billion in cash and the assumption of $45.1 million in debt, (ii) purchase $329.5 million of property, plant and equipment; and (iii) pay dividends of $27.0 million. The Company received net proceeds of approximately $1.25 billion from the sale of
25.3 million common shares and $196.5 million upon the exercise of common share options.

     At March 31, 1998, the Company's total debt was $3.40 billion, as compared to $2.73 billion at September 30, 1997. The increase resulted principally from the acquisitions discussed above, partially offset by the net proceeds from the sale of common shares, the exchange of LYON's debt with a $76.3 million principal balance for common shares and net operating cash flows. Shareholders' equity was $5.40 billion, or $9.31 per share, at March 31, 1998, compared to $3.43 billion, or $6.39 per share, at September 30, 1997. Goodwill and other intangible assets were $4.62 billion at March 31, 1998, compared to $2.93 billion at September 30, 1997. The increase in shareholders' equity was due primarily to net proceeds of approximately $1.25 billion from the sale of 25.3 million common shares, net income of $517.0 million and proceeds from the exercise of options. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 39% at March 31, 1998 and 44% at September 30, 1997.

     In December 1997, Tyco US terminated a $500 million portion of its existing credit agreement and thereafter had the right to borrow (a) up to $750 million until June 1998 and (b) up to $500 million until June 2002. Balances outstanding at the time of termination were repaid through the issuance of private placement notes. All of the private placement notes bear interest at LIBOR plus 0.25%. The $625 million of private placement notes outstanding as of March 31, 1998 are due in June 1998 and have been classified as long term liabilities, based on the Company's ability and intent to refinance these obligations on a long term basis.

     On February 13, 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003, such term converting from a 364-day term to a five year term upon notice by Tyco US to the banks. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus margins ranging form 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayments of amounts outstanding under this agreement are guaranteed by the Company.

     Simultaneous with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under the previously existing credit agreement to $950 million. In March 1998, Tyco US terminated the $950 million credit agreement. Balances outstanding at the time of termination were repaid with net proceeds from the sale of common shares, discussed below.

     In December 1997 the Company filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $2.0 billion. The Securities and Exchange Commission has declared the shelf registration effective. In March 1998, the Company sold 25.3 million common shares at $50.75 per share. The net proceeds from the sale of approximately $1.25 billion were used to repay indebtedness incurred for previous acquisitions.

     In April 1998 Tyco International Group S.A., a wholly-owned subsidiary of the Company, filed a shelf registration to enable it to offer from time to time unsecured debt securities at an aggregate initial issuance price not to exceed $3.75 billion. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco (see Note 11). The securities and exchange commission has declared the shelf registration effective.

     Working capital requirements for the remainder of fiscal 1998 are not expected to significantly increase from the working capital levels as they exist at March 31, 1998. The level of capital expenditures is not expected to increase materially in fiscal 1998 as compared to the spending levels during the first six months of fiscal 1998. The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flow from operations, established financial arrangements and accessing equity and debt capital markets.

BACKLOG

     The backlog of unfilled orders was approximately $2.7 billion at March 31, 1998 as compared to $2.4 billion at September 30, 1997. Backlog increased in the Company's Electrical and Electronic Components, Fire and Security Services and Flow Control Products group segments. Within the Electrical and Electronic Components group, backlog increased principally due to contracts awarded to the Company's submarine systems business. Within the Fire and Security Services group, backlog increased due principally to an increase in backlog at the Company's United States fire protection and security businesses.

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The adjourned 1997 Annual General Meeting ("Adjourned 1997 Meeting") of the Company was held on March 27, 1998. The 1998 Annual General Meeting ("1998 Meeting") of the Company was also held on March 27, 1998, immediately following the Adjourned 1997 Meeting. All proposals submitted at the two meetings were passed, except for Proposal 4, as described below. The following is a brief description of each matter voted upon at the two meetings.

  For both the Adjourned 1997 Meeting and the 1998 Meeting.

     PROPOSAL 1. To re-elect the eleven Board of Directors at the Adjourned 1997 Meeting and the 1998 Meeting, and to approve their remuneration:

          The following is a tabulation of the votes submitted in respect of Proposal 1; proxy votes giving discretion to the chairman of the meeting have been included in the votes for each meeting.

                                   ADJOURNED 1997 MEETING                1998 MEETING
                                 ---------------------------      ---------------------------
                                                 NUMBER OF                        NUMBER OF
                                  NUMBER OF    VOTES AGAINST       NUMBER OF    VOTES AGAINST
                                  VOTES FOR     OR WITHHELD        VOTES FOR     OR WITHHELD
                                  ---------    -------------       ---------    -------------
L. Dennis Kozlowski............  447,726,708       384,044        447,830,214       280,538
Michael A. Ashcroft............  446,653,956     1,456,796        446,743,501     1,367,251
Joshua M. Berman...............  447,911,554       199,198        447,920,400       190,343
Richard S. Bodman..............  447,918,340       192,412        447,916,900       193,852
John F. Fort...................  447,912,529       198,223        447,913,344       197,408
Stephen W. Foss................  447,914,712       196,040        447,919,667       190,885
Richard A. Gilleland...........  447,813,645       297,107        447,816,980       293,772
Philip M. Hampton..............  447,908,759       201,993        447,751,863       358,889
James S. Pasman, Jr............  447,466,562       644,190        447,473,711       637,041
W. Peter Slusser...............  447,474,414       636,338        447,474,065       636,687
Frank E. Walsh.................  447,925,444       185,308        447,921,853       189,099

     There were 3,369,378 abstentions and no broker non-votes at each meeting.

     PROPOSAL 2. To re-appoint Coopers & Lybrand as the independent auditors of the Company and to authorize the directors to fix the auditors remuneration at both the Adjourned 1997 Meeting and the 1998 Meeting:

          A total of 449,397,837 shares were voted for and 397,775 shares were voted against the re-appointment and authorization at the Adjourned 1997 Meeting. A total of 446,125,439 shares were voted for and 2,289,878 shares were voted against the re-appointment and authorization at the 1998 Meeting. There were 1,684,519 and 3,064,813 abstentions at the Adjourned 1997 Meeting and 1998 Meeting, respectively. There were no broker non-votes.

  For the 1998 Meeting only.

     PROPOSAL 3. To approve the conversion of the Third, Fourth and Fifth Preference Shares into Common Shares; to approve the increase in the authorized Common Share Capital of the Company; and to approve consequential changes to the Company's Bye-Laws, at the 1998 Meeting:

          A total of 395,522,635 shares were voted for and 18,975,493 shares were voted against the proposal. There were 1,476,981 abstentions and 35,505,022 broker non-votes.

     PROPOSAL 4. To request that the Board of Directors take steps to amend the bye-laws, effective after the 1998 Meeting, to provide that the Board of Directors shall consist of a majority of independent directors:

          A total of 105,102,295 shares were voted for and 308,591,872 shares were voted against the proposal. There were 4,280,942 abstentions and 35,505,022 broker non-votes.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed by the registrant on March 6, 1998 to put on file the Underwriting Agreements dated March 2, 1998 in connection with its sale of 25,300,000 common shares.

     A Current Report on Form 8-K was filed by the registrant on March 11, 1998 regarding the acquisition of Sherwood, which was consummated on February 27, 1998.

     A Current Report on Form 8-K was filed by the registrant on April 23, 1998 to put on file summary financial information of Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, in connection with TIG's shelf registration statement for debt securities.

     An amended Current Report on Form 8-K/A was filed by the registrant on May 13, 1998 to submit the audited financial statements of Sherwood and pro forma financial information as of December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            TYCO INTERNATIONAL LTD.


                                            /s/ MARK H. SWARTZ
                                            ------------------------------------
                                            MARK H. SWARTZ
                                            Executive Vice President -- Chief
                                            Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

Date: May 15, 1998

                            TYCO INTERNATIONAL LTD.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
     27      Financial Data Schedule