Form 10-Q
period 1998-06-30
TYCO INTERNATIONAL LTD /BER/
filed 1998-08-13
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                    0-16979
                            (COMMISSION FILE NUMBER)

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

                            ------------------------

* Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  The number of shares of common stock outstanding as of July 15, 1998 was 585,642,104.

                            ------------------------

* The Executive Offices of the Registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              -----
PART I -- FINANCIAL INFORMATION:
Item 1 -- Financial Statements --
     Consolidated Balance Sheets -- June 30, 1998 and
      September 30, 1997....................................    1-2
     Consolidated Statements of Operations for the Quarters
      and Nine Months ended June 30, 1998 and 1997..........      3
     Consolidated Statements of Cash Flows for the Nine
      Months ended June 30, 1998
       and 1997.............................................      4
     Notes to Consolidated Financial Statements.............   5-11
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Operating Results...........................  12-16

PART II -- OTHER INFORMATION:
Item 6 -- Exhibits and Reports on Form 8-K..................     17

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               (UNAUDITED)
                                                              JUNE 30, 1998    SEPTEMBER 30, 1997
                                                              -------------    ------------------
                                                                         (IN MILLIONS)
CURRENT ASSETS:
Cash and cash equivalents...................................    $   677.6          $   369.8
Receivables, less allowance for doubtful accounts of $151.0
  in fiscal 1998 and $107.7 in fiscal 1997..................      2,166.3            1,912.3
Contracts in process........................................        163.2              138.3
Inventories.................................................      1,450.2            1,124.8
Deferred income taxes.......................................        681.7              389.4
Prepaid expenses and other current assets...................        221.2              174.2
                                                                ---------          ---------
                                                                  5,360.2            4,108.8
                                                                ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................        169.3              160.3
Buildings...................................................        789.7              679.7
Subscriber systems..........................................      2,004.3            1,737.6
Machinery and equipment.....................................      2,280.9            1,860.3
Leasehold improvements......................................        100.7               74.8
Construction in progress....................................        251.9              211.6
Accumulated depreciation....................................     (1,965.5)          (1,800.3)
                                                                ---------          ---------
                                                                  3,631.3            2,924.0
                                                                ---------          ---------
GOODWILL AND OTHER INTANGIBLE ASSETS........................      5,886.6            2,933.2
DEFERRED INCOME TAXES.......................................        101.0              144.0
OTHER ASSETS................................................        531.4              337.0
                                                                ---------          ---------
          TOTAL ASSETS......................................    $15,510.5          $10,447.0
                                                                =========          =========

                See notes to consolidated financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               (UNAUDITED)
                                                              JUNE 30, 1998    SEPTEMBER 30, 1997
                                                              -------------    ------------------
                                                               (IN MILLIONS, EXCEPT SHARE DATA)
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt......    $   310.0          $   250.0
Accounts payable............................................      1,038.4            1,012.0
Accrued expenses and other current liabilities..............      2,377.0            1,853.4
Contracts in process -- billings in excess of costs.........        301.7              293.7
Deferred revenue............................................        472.5              152.3
Income taxes................................................        498.7              403.5
Deferred income taxes.......................................         27.0               26.9
                                                                ---------          ---------
                                                                  5,025.3            3,991.8
                                                                ---------          ---------
LONG-TERM DEBT..............................................      4,193.2            2,480.6
OTHER LONG-TERM LIABILITIES.................................        508.7              497.5
DEFERRED INCOME TAXES.......................................         44.2               47.7
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE REDEEMABLE PREFERENCE SHARES....................
SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 1,503,750,000 shares
  authorized; outstanding 585,479,856 shares in fiscal 1998
  and 536,357,498 shares in fiscal 1997, net of 5,003,294
  shares owned by subsidiaries in fiscal 1998...............        117.1              107.3
Capital in excess:
     Share premium..........................................      3,490.3            2,041.3
     Contributed surplus, net of deferred compensation of
       $2.1 in fiscal 1998 and $2.2 in fiscal 1997..........      2,461.9            2,305.7
Currency translation adjustment.............................       (258.9)            (161.6)
Accumulated deficit.........................................        (71.3)            (863.3)
                                                                ---------          ---------
                                                                  5,739.1            3,429.4
                                                                ---------          ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........    $15,510.5          $10,447.0
                                                                =========          =========

                See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE QUARTERS      FOR THE NINE MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                    --------------------    --------------------
                                                      1998        1997        1998        1997
                                                    --------    --------    --------    --------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES.........................................  $3,235.0    $2,546.6    $8,774.5    $7,111.5
Cost of sales.....................................   2,118.3     1,681.8     5,782.6     4,778.2
Selling, general and administrative expenses......     598.2       557.5     1,625.8     1,484.7
Restructuring and other non-recurring charges.....        --        47.0          --       293.9
                                                    --------    --------    --------    --------
OPERATING INCOME..................................     518.5       260.3     1,366.1       554.7
Interest expense, net.............................     (53.6)      (32.9)     (135.3)     (112.7)
Other income less expenses........................        --          --          --       118.4
                                                    --------    --------    --------    --------
Income before income taxes and extraordinary
  items...........................................     464.9       227.4     1,230.8       560.4
Income taxes......................................    (144.7)      (88.9)     (393.6)     (206.5)
                                                    --------    --------    --------    --------
Income before extraordinary items.................     320.2       138.5       837.2       353.9
Extraordinary items, net of taxes.................      (1.0)         --        (2.2)       (2.6)
                                                    --------    --------    --------    --------
NET INCOME........................................     319.2       138.5       835.0       351.3
Dividends on preference shares....................        --          --          --        (0.1)
                                                    --------    --------    --------    --------
Net income available to common shareholders.......  $  319.2    $  138.5    $  835.0    $  351.2
                                                    ========    ========    ========    ========
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary items.................  $    .55    $    .26    $   1.49    $    .70
Extraordinary items, net of taxes.................        --          --          --        (.01)
Net income........................................       .55         .26        1.48         .70
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary items.................  $    .54    $    .25    $   1.45    $    .68
Extraordinary items, net of taxes.................        --          --          --          --
Net income........................................       .54         .25        1.44         .68
CASH DIVIDENDS PER COMMON SHARE (SEE NOTE 5)......  $   .025                $   .075
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
Basic.............................................     583.8       528.7       563.0       502.6
Diluted...........................................     599.3       561.0       582.5       532.8

                See notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1998        1997
                                                              ---------    ------
                                                                 (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   835.0    $351.3
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Restructuring and other non-recurring charges..........         --     217.4
     Depreciation...........................................      306.3     270.4
     Goodwill and other intangible amortization.............      112.7      88.6
     Deferred income taxes..................................       56.7       2.6
     Gain from investments and litigation settlement........         --    (122.9)
     Other non-cash items...................................       (7.0)     37.2
     Changes in assets and liabilities net of the effects of
      acquisitions:
          Accounts receivable and contracts in process......       65.7    (175.1)
          Inventory.........................................       (8.8)    (92.8)
          Accounts payable and accrued expenses.............     (360.6)     15.9
          Income taxes payable..............................       87.1       3.7
          Deferred revenue..................................      (16.1)      3.4
          Other.............................................      (51.9)    (27.2)
                                                              ---------    ------
     Net cash provided by operating activities..............    1,019.1     572.5
                                                              ---------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (520.1)   (480.4)
Acquisition of businesses, net of cash acquired.............   (3,221.1)   (467.3)
Disposal of other investments...............................         --      65.5
Proceeds from litigation settlement.........................         --      77.5
Other.......................................................      (24.7)    (21.6)
                                                              ---------    ------
     Net cash used in investing activities..................   (3,765.9)   (826.3)
                                                              ---------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt and lines of credit...........   (1,047.8)   (221.6)
Net proceeds from issuance of public debt...................    2,744.5        --
Dividends paid..............................................      (41.7)    (43.6)
Net proceeds from sale of common shares.....................    1,245.0     650.7
Proceeds from exercise of options and warrants..............      212.1     317.1
Other.......................................................      (57.5)     (7.1)
                                                              ---------    ------
     Net cash provided by financing activities..............    3,054.6     695.5
                                                              ---------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      307.8     441.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      369.8     237.0
Adjustment for INBRAND's cash and cash equivalents at
  January 1, 1997 (as described in Note 1)..................         --       1.9
Effect of the excluded results of ASH (as described in Note
  1)........................................................         --      (0.8)
                                                              ---------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   677.6    $679.8
                                                              =========    ======

                 See notes to consolidated financial statments.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1997 ("Form 10-K"). The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards in the United States, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

     On July 2, 1997 a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. ("Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). On August 27, 1997 and August 29, 1997 Tyco merged with INBRAND Corporation ("INBRAND") and Keystone International, Inc. ("Keystone"), respectively. These consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared using the pooling of interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of ADT, Former Tyco and Keystone as if they had been combined for all periods presented. The restated combined financial statements do not include the financial position, operating results and cash flows of INBRAND prior to January 1, 1997, due to immateriality.

     As described more fully in the Company's Form 10-K, in September 1996 ADT merged with Automated Security (Holdings) PLC ("ASH"). The merger with ASH has been accounted for as a pooling of interests and its results have been combined with the Company's using ASH's November 30 year end. The results of operations and cash flows for ASH for the month of December 1996, which have been excluded from these financial statements, are reflected as an adjustment in the consolidated statement of cash flow for the nine months ended June 30, 1997.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  ACQUISITIONS

     During the first nine months of fiscal 1998, the Company purchased businesses in each of its four segments for an aggregate of $3.42 billion. The acquisitions were made utilizing cash on hand and borrowings under the Company's uncommitted lines of credit and proceeds from the Company's revolving bank credit and term loan agreements. Approximately $200 million in debt was assumed in these acquisitions. All acquisitions were accounted for as purchases and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $3.08 billion in goodwill and other intangibles was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded during fiscal 1998 include approximately $52.6 million for transaction and other direct costs, $130.7 million for severance and related costs and $240.1 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On February 27, 1998, the Sherwood-Davis & Geck division ("Sherwood") of American Home Products Corporation ("AHP") was purchased for cash of $1.77 billion. Sherwood is a manufacturer of medical and surgical devices, such as catheters, needles and syringes, sutures, thermometers and other specialized disposable medical products, with annual revenues of approximately $1.0 billion. Sherwood is being integrated with The Kendall Company within Tyco's Disposable and Specialty Products segment. On May 29, 1998, the

Company acquired the Wells Fargo Alarm business of Borg-Warner Security Corporation for $425 million in cash. Wells Fargo Alarm, with annual revenues of approximately $250 million, is a full service provider of electronic security services, including intrusion, fire detection and monitoring, as well as closed circuit television and access control.

     In connection with purchase acquisitions consummated during and prior to the nine months ended June 30, 1998, liabilities for approximately $49.3 million in transaction and other costs, $134.6 million for severance and related costs and $255.2 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at June 30, 1998. The Company expects that the termination of employees and consolidation of facilities related to these acquisitions will be substantially complete within one year of the related date of acquisition.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reduction or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to June 30, 1998.

                                                     NINE MONTHS      NINE MONTHS
                                                        ENDED            ENDED
                                                    JUNE 30, 1998    JUNE 30, 1997
                                                    -------------    -------------
                                                    (IN MILLIONS, EXCEPT PER SHARE
                                                                DATA)
Net sales.......................................      $9,703.5         $8,530.5
Income (loss) before extraordinary item.........         715.7            283.0
Net income (loss)...............................         708.1            278.9
Net income (loss) per common share:
     Basic......................................          1.26              .55
     Diluted....................................          1.23              .54

     On May 25, 1998, the Company entered into a definitive merger agreement pursuant to which Tyco will acquire United States Surgical Corporation ("USS") in a stock for stock transaction valued at approximately $3.3 billion. USS, with annual revenues of approximately $1.4 billion, develops, manufactures and markets a line of surgical wound closure products and advanced surgical products to hospitals throughout the world. The acquisition, which will be accounted for as a pooling of interests, will be structured with USS shareholders receiving
0.7606 shares of Tyco stock for each share of USS stock outstanding. The transaction is contingent upon customary regulatory review and approval by the USS shareholders. The transaction is expected to close in October 1998.

3.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                       JUNE 30,    SEPTEMBER 30,
                                                         1998          1997
                                                       --------    -------------
                                                             (IN MILLIONS)
Bank and acceptance facilities.....................    $    1.8      $   56.4
Bank credit agreement..............................       500.0       1,400.0
Uncommitted lines of credit........................       310.0          38.5
8.125% public notes due 1999.......................        10.5          10.5
8.25% senior notes due 2000........................         9.5           9.5
6.5% public notes due 2001.........................       299.0         298.7
6.125% public notes due 2001.......................       746.8            --
9.25% senior subordinated notes due 2003...........        14.1          14.1
6.375% public notes due 2004.......................       104.5         104.5
6.375% public notes due 2005.......................       742.3            --
Zero coupon Liquid Yield Option Notes due 2010.....       122.9         259.6
6.25% public Dealer Remarketable Securities
  ("Drs.") due 2013................................       763.4            --
9.5% public debentures due 2022....................        49.0          49.0
8.0% public debentures due 2023....................        50.0          50.0
7.0% public notes due 2028.........................       492.0            --
Other..............................................       287.4         439.8
                                                       --------      --------
     Total debt ...................................     4,503.2       2,730.6
Less current portion...............................       310.0         250.0
                                                       --------      --------
Long-term debt.....................................    $4,193.2      $2,480.6
                                                       ========      ========

     In February 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus margins ranging from 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayments of amounts outstanding under this agreement are guaranteed by the Company. In accordance with the terms of this agreement, in June 1998 Tyco US and Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, elected that TIG become the borrower and that Tyco US cease to be the borrower under this agreement. All other terms and conditions in effect remained unchanged.

     Simultaneous with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under the previously existing credit agreement to $950 million. In March 1998, Tyco US terminated the $950 million credit agreement. Balances outstanding at the time of termination were repaid with net proceeds from the sale of common shares, discussed below (see Note 6).

     Uncommitted lines of credit are borrowings by Tyco US from commercial banks on an "as offered" basis. Borrowings and repayments occur daily and contain no significant terms other than due dates and interest rates. The due dates generally range from overnight to 90 days and interest rates approximate those available under the TIG credit agreement.

     Under its various loan agreements, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

     In June 1998, TIG issued $750 million 6 1/8% notes due 2001, $750 million
6 3/8% notes due 2005, $750 million 6 1/4% Dealer Remarketable Securities(SM) ("Drs.")(SM) due 2013 and $500 million 7.0% notes due 2028 under a $3.75 billion shelf registration statement. Interest is payable semi-annually in June and

December. Under the terms of the Drs., a Remarketing Dealer has an option to remarket the Drs. in June 2003, which would subject the Drs. to mandatory tender and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not fully exercise its option then all Drs. are required to be tendered in June 2003. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco (See Note 11). The net proceeds of approximately $2.74 billion were ultimately used to repay borrowings under the $2.25 billion bank credit facility and uncommitted lines of credit of Tyco US. In connection with the offering of these debt securities, TIG has entered into two interest rate swap agreements to hedge a portion of the fixed interest rate terms. These two swap agreements are each based on a notional amount of $650 million and are for a five and seven year term, respectively. Under the terms of the agreements, TIG receives fixed interest rates and owes variable rates, based on LIBOR, not to exceed a specified maximum. Interest is received or paid semi-annually in June and December.

     During the nine months ended June 30, 1998 and 1997, respectively, 322,318 and 1,102 of the Liquid Yield Option Notes ("LYONs") with a carrying value of $145.7 million and $0.4 million were exchanged for 8,759,288 and 29,928 common shares of the Company. The extraordinary item in the quarter and nine months ended June 30, 1998 was the write-off of net unamortized deferred financing costs related to the LYONs. The extraordinary item in the nine months ended June 30, 1997 was $2.6 million for the write-off of unamortized deferred financing costs upon the early extinguishment of debt agreements by ADT.

4.  EARNINGS PER COMMON SHARE

     During the first quarter of fiscal 1998, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards Earnings Per Share". Prior period earnings per common share data have been restated in accordance with the provisions of this statement.

     The reconciliations between basic and diluted earnings per common share are as follows:

                                                     QUARTER ENDED                 QUARTER ENDED
                                                     JUNE 30, 1998                 JUNE 30, 1997
                                              ---------------------------   ---------------------------
                                                                PER SHARE                     PER SHARE
                                              INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                              ------   ------   ---------   ------   ------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE
  Net income available to common
     shareholders                             $319.2    583.8     $ .55     $138.5    528.7     $.26
  Restricted stock, options and warrants....      --      7.0                   --     11.2
  Exchange of LYONs debt....................     1.5      8.5                  3.5     21.1
                                              ------   ------               ------   ------
DILUTED INCOME PER COMMON SHARE
  Net income available to common
     shareholders plus assumed conversions    $320.7    599.3     $ .54     $142.0    561.0     $.25
                                              ======   ======               ======   ======

                                                   NINE MONTHS ENDED             NINE MONTHS ENDED
                                                     JUNE 30, 1998                 JUNE 30, 1997
                                              ---------------------------   ---------------------------
                                                                PER SHARE                     PER SHARE
                                              INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                              ------   ------   ---------   ------   ------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE
  Net income available to common
     shareholders...........................  $835.0    563.0     $1.48     $351.2    502.6     $.70
  Restricted stock, options and warrants....      --      8.3                   --      9.1
  Exchange of LYONs debt....................     5.8     11.2                 10.4     21.1
                                              ------   ------               ------   ------
DILUTED INCOME PER COMMON SHARE
  Net income available to common
     shareholders plus assumed
     conversions............................  $840.8    582.5     $1.44     $361.6    532.8     $.68
                                              ======   ======               ======   ======

     The effects on diluted earnings per common share resulting from the assumed conversion of convertible redeemable preference shares, which were redeemed during fiscal 1997, are anti-dilutive in the quarter and nine months ended June 30, 1997. Net income for the nine months ended June 30, 1997 was adjusted for the dividends on preference shares in the calculation of earnings per common share.

5.  CASH DIVIDENDS PER COMMON SHARE

     Tyco declared a dividend of $0.025 per share in each of the three quarters in fiscal 1998. Prior to the merger with Former Tyco, ADT had not declared any dividends on its common shares since 1991. Former Tyco and Keystone declared dividends of $0.025 and $0.19 per share, respectively, in each of the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997.

6.  SHAREHOLDERS' EQUITY

     In March 1998, the Company sold 25.3 million common shares for approximately $1.25 billion under a $2.0 billion shelf registration statement. The net proceeds from the sale were used to repay indebtedness incurred for previous acquisitions.

7.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the nine months ended June 30, 1997, ADT recorded a charge of $268.7 million related to restructuring and other non-recurring charges in its electronic security services and corporate operations. During the quarter ended June 30, 1997, INBRAND recorded a charge of $25.2 million related to restructuring and other non-recurring charges in its disposable medical products business.

     Approximately $221.2 million and $112.5 million of accrued merger and restructuring costs remain in other current liabilities and other non-current liabilities, respectively, as of June 30, 1998.

8.  CONSOLIDATED SEGMENT DATA

     Selected information for the Company's four industry segments is as follows (in millions):

                                                       QUARTER ENDED         NINE MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    --------------------    --------------------
                                                      1998        1997        1998        1997
                                                    --------    --------    --------    --------
NET SALES:
Disposable and Specialty Products.................  $  980.0    $  694.3    $2,442.1    $1,921.8
Fire and Security Services........................   1,166.7     1,075.0     3,389.1     3,097.8
Flow Control Products.............................     604.2       592.2     1,703.1     1,641.1
Electrical and Electronic Components..............     484.1       185.1     1,240.2       450.8
                                                    --------    --------    --------    --------
                                                    $3,235.0    $2,546.6    $8,774.5    $7,111.5
                                                    ========    ========    ========    ========
OPERATING INCOME (LOSS):
Disposable and Specialty Products.................  $  182.8    $   77.8(1) $  455.8    $  283.7(1)
Fire and Security Services........................     165.5        86.6(2)    461.7        38.9(3)
Flow Control Products.............................      88.3        74.6       233.6       184.9
Electrical and Electronic Components..............      98.3        37.3       262.5        88.5
Corporate and other expenses......................     (16.4)      (16.0)      (47.5)      (41.3)
                                                    --------    --------    --------    --------
                                                    $  518.5    $  260.3    $1,366.1    $  554.7
                                                    ========    ========    ========    ========

---------------
(1) Includes charges of $25.2 million related to merger, restructuring and other non-recurring charges incurred by INBRAND.

(2) Includes charges of $21.8 million related to merger, restructuring and other non-recurring charges incurred by ADT.

(3) Includes charges of $268.7 million related to merger, restructuring and other non-recurring charges incurred by ADT.

9.  INVENTORIES

     Inventories are classified as follows (in millions):

                                                 JUNE 30, 1998    SEPTEMBER 30, 1997
                                                 -------------    ------------------
Purchased materials and manufactured parts.....    $  467.1            $  262.7
Work in process................................       251.7               294.4
Finished goods.................................       731.4               567.7
                                                   --------            --------
                                                   $1,450.2            $1,124.8
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

11.  TYCO INTERNATIONAL GROUP S.A.

     As discussed in Note 3, TIG issued $2.75 billion of debt securities, which are fully and unconditionally guaranteed by Tyco. TIG, a Luxembourg holding company, is the parent company of substantially all the operating subsidiaries of the Company. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure was in place for all periods presented.

                                                      JUNE 30,     SEPTEMBER 30,
                                                        1998           1997
                                                      ---------    -------------
Total current assets................................  $ 5,445.6      $ 4,018.3
Total noncurrent assets.............................   10,026.8        6,236.2
Total current liabilities...........................    4,979.8        3,905.2
Total noncurrent liabilities........................    5,154.0        3,998.1

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                      -------------------    -------------------
                                        1998       1997        1998       1997
                                      --------   --------    --------   --------
Net sales...........................  $3,235.0   $2,546.6    $8,774.5   $7,111.5
Gross profit........................   1,108.5      864.8     2,983.7    2,333.3
Income before extraordinary
  items(1)(2).......................     134.7      141.3       626.6      271.5
Net income(3).......................     133.7      141.3       624.4      268.9

---------------
(1) Income before extraordinary items in the three and nine months ended June 30, 1997 includes non-recurring charges of $25.2 million related to the restructuring of INBRAND's disposable medical products business and $0.4 million of transaction costs incurred in connection with the merger with Former Tyco.

(2) Income before extraordinary items in the nine months ended June 30, 1997 includes non-recurring charges of $237.3 million related principally to the restructuring of ADT's electronic security services businesses in the United States and United Kingdom.

(3) Extraordinary items were losses on repayment and the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     On July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. ("Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). In August 1997, the Company acquired Keystone International, Inc. ("Keystone") and INBRAND Corporation ("INBRAND"). All three of these transactions were accounted for as a pooling of interests and, accordingly, the consolidated financial statements reflect the combined financial position, results of operations and cash flows of ADT, Former Tyco, Keystone and INBRAND for all periods presented except that the consolidated financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality. See Note 1 to the consolidated financial statements presented herein. These transactions are more fully discussed in the Company's consolidated financial statements and notes thereto as of September 30, 1997 previously filed on Form 10-K.

RESULTS OF OPERATIONS

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Disposable and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

     In September 1997, the Company changed its fiscal year end from December 31 to September 30. In the discussions below, the results of operations for fiscal 1998 compare the third quarter and nine months ended June 30, 1998 with the corresponding quarter and nine months ended June 30, 1997.

  Overview

     Income before extraordinary item was $837.2 million, or $1.45 per share on a diluted basis for the nine months ended June 30, 1998 as compared to $353.9 million, or $.68 per share, for the nine months ended June 30, 1997. Excluding the $130.2 million ($.25 per share) after-tax net charge for restructuring and other non-recurring items recorded in the nine months ended June 30, 1997, income before extraordinary item rose 72.9% from $484.1 million, or $.93 per share. The increase was attributable to strong earnings in the Electrical and Electronic Components group principally resulting from earnings at TSSL, which includes the business acquired from AT&T's Submarine Systems unit, as well as significant increases in income from operations in the Fire and Security Services and Disposable and Specialty Products segments and, to a lesser extent, in the Flow Control Products group.

  Quarter ended June 30, 1998 Compared to Quarter ended June 30, 1997

     Sales increased 27% during the quarter ended June 30, 1998 to $3.24 billion from $2.55 billion in the quarter ended June 30, 1997.

     Sales of the Disposable and Specialty Products group increased $285.7 million to $980.0 million, or 41%, principally due to increased sales at Kendall. This increase was primarily due to the inclusion of the results of Sherwood and CONFAB, which were acquired in February 1998 and April 1998, respectively.

     Sales of the Fire and Security Services group increased $91.7 million to $1.17 billion, or 8.5%, principally due to increased sales in the United States in the Company's electronic security services business and in the North American fire protection operations and the European fire protection and security operations. The primary reason for the increase in sales in the security and fire protection businesses is the increase in service and recurring revenues and, to a lesser extent, the inclusion of the results of companies acquired during fiscal 1998.

     Sales of the Flow Control Products group increased $12.0 million to $604.2 million, or 2.0%, primarily reflecting increased demand for valve products in North America and Europe.

     Sales of the Electrical and Electronic Components group increased $299.0 million to $484.1 million, or 162%, principally due to increased sales at Tyco Submarine Systems Ltd ("TSSL") as well as increased sales, to a lesser extent, at Tyco Printed Circuit Group ("TPCG"). The increased sales at TSSL resulted from the acquisition of AT&T's submarine systems business in July 1997 and increased volume at Simplex.

     Pre-tax income was $464.9 million for the quarter ended June 30, 1998, as compared to $227.4 million for the quarter ended June 30, 1997. Pre-tax income for the quarter ended June 30, 1997 included charges of $47.0 million for merger, restructuring and other non-recurring items incurred by ADT and INBRAND. Excluding these non-recurring charges, pre-tax income increased $190.5 million, or 69%, from $274.4 million. Amortization expense for goodwill and other intangible assets was $47.1 million for the quarter ended June 30, 1998 and $39.0 million for the quarter ended June 30, 1997. The following analysis is exclusive of the non-recurring amounts to present the comparability of recurring operating profits.

     Operating profits for the Disposable and Specialty Products group increased $79.8 million to $182.8 million, or 77.5%. Operating profits were 18.7% of sales in the quarter ended June 30, 1998 as compared to 14.8% in the quarter ended June 30, 1997. The increase in operating profits from the comparable quarter last year was principally due to increased volume in Kendall's North American healthcare business, including the effect of the acquisition of Sherwood, and increased margins at Tyco Plastics.

     Operating profits for the Fire and Security Services increased $57.1 million to $165.5 million, or 52.7%. The overall increase was principally due to increases in the service volume of the fire protection and security businesses mentioned above. Operating profits were 14.2% of sales in the quarter ended June 30, 1998 as compared to 10.1% in the quarter ended June 30, 1997. The increase in operating profits as a percentage of sales was due to higher volume and improved margins in the Company's security service businesses around the world.

     Operating profits for the Flow Control group increased $13.7 million to $88.3 million, or 18.4%. Operating profits were 14.6% of sales in the quarter ended June 30, 1998 as compared to 12.6% in the quarter ended June 30, 1997. The increase was due to higher volume and margins in the Company's European flow control products operations, including Keystone's valve products, which have been integrated into the Company's operations, and improved margins at Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $61.0 million to $98.3 million, or 164%. The increase was principally due to the acquisition of AT&T's submarine systems business in July 1997. Operating profits were 20.3% of sales in the quarter ended June 30, 1998 and 20.2% in the quarter ended June 30, 1997.

     The effect of average foreign exchange rates during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 was not material to the Company's sales and operating profits.

     The effective income tax rate was 31.1% during the quarter ended June 30, 1998 and 39.1% during the quarter ended June 30, 1997, due to higher earnings in domiciles with lower income tax rates.

  Nine months ended June 30, 1998 Compared to Nine months ended June 30, 1997

     Sales increased 23% during the nine months ended June 30, 1998 to $8.77 billion from $7.11 billion in the nine months ended June 30, 1997.

     Sales of the Disposable and Specialty Products group increased $520.3 million to $2.44 billion, or 27.1%, principally due to increased sales at Kendall and ADT Automotive. At Kendall, the increase in sales resulted from the inclusion of Sherwood and CONFAB, which were acquired in February 1998 and April 1998, respectively, and internal growth at the Ludlow Technical Products division.

     Sales of the Fire and Security Services group increased $291.3 million to $3.39 billion, or 9.4%, principally due to increased sales in the United States in the Company's electronic security services business. The North American and Australian fire protection contracting and service operations, and the European security and fire protection businesses had increased sales in the nine month period ended June 30, 1998 as compared to the nine month period ended June 30, 1997. The primary reason for the increase in sales in the security and fire protection businesses is the increase in service and recurring revenues and, to a lesser extent, the inclusion of the results of companies acquired during fiscal 1998.

     Sales of the Flow Control Products group increased $62.0 million to $1.70 billion, or 3.8%, reflecting increased volume at existing businesses at Allied Tube & Conduit, including businesses acquired during fiscal 1997, and increased demand for the Company's valve products in North America and Europe.

     Sales of the Electrical and Electronic Components group increased $789.4 million to $1.24 billion, or 175%, principally due to increased sales at TSSL, as well as increased sales at TPCG, offset slightly by decreased sales at Allied Electrical Conduit. The increased sales at TSSL resulted principally from the acquisition of AT&T's submarine systems business in July 1997.

     Pre-tax income was $1.23 billion for the nine months ended June 30, 1998, as compared to $560.4 million for the nine months ended June 30, 1997. Pretax income for the nine months ended June 30, 1997 includes net charges of $171.8 million primarily related to non-recurring items in ADT's electronic security services operations. Excluding these non-recurring charges, pre-tax income increased $498.6 million, or 68.1% from $732.2 million. Amortization expense for goodwill and other intangible assets was $112.7 million for the nine months ended June 30, 1998 and $88.6 million for the nine months ended June 30, 1997. The following analysis is exclusive of the non-recurring amounts to present the comparability of recurring operations.

     Operating profits for the Disposable and Specialty Products group increased $146.9 million to $455.8 million, or 47.6%. Operating profits were 18.7% of sales in the nine months ended June 30, 1998 and 16.1% in the nine months ended June 30, 1997. The increase was principally due to higher sales in Kendall's North American and international healthcare businesses, including the effect of the acquisition of Sherwood, and increased volume at Ludlow Technical Products. In addition, there were higher sales and margins at Tyco Plastics and higher sales and margins at ADT Automotive, where the volume of automobiles placed in auctions increased.

     Operating profits for the Fire and Security Services increased $154.1 million to $461.7 million, or 50.1%. Operating profits were 13.6% of sales in the nine months ended June 30, 1998 and 9.9% in the nine months ended June 30, 1997. The overall increase was principally due to increases in the service volume, including recurring monitoring revenue, and margins of the security and fire protection businesses.

     Operating profits for the Flow Control Products group increased $48.7 million to $233.6 million, or 26.3%. Operating profits were 13.7% of sales in the nine months ended June 30, 1998 and 11.3% in the nine months ended June 30, 1997. The increase was due to increased volume and margins in the Company's North American and European Flow Control Products operations, including Keystone's valve products, which have been integrated into the Company's operations. In addition, there were higher sales and margins at Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $174.0 million to $262.5 million, or 197%. Operating profits were 21.2% of sales in the nine months ended June 30, 1998 and 19.6% in the nine months ended June 30, 1997. The increase was principally due to the acquisition of AT&T's submarine systems business in July 1997, as well as increased sales and higher margins at TPCG.

     The effect of average foreign exchange rates during the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 was not material to the Company's sales and operating profits.

     The effective income tax rate was 32.0% during the nine months ended June 30, 1998 and 36.8% during the nine months ended June 30, 1997, due to the higher earnings in domiciles with lower income tax rates.

     Selling, general and administrative expenses were 18.5% of sales during the quarter and nine months ended June 30, 1998, as compared to 21.9% and 20.9% in the quarter and nine months ended June 30, 1997, respectively. The reduction in selling, general and administrative costs as related to sales is principally due to the effects of higher sales and the termination of employees and consolidation of facilities associated with the recent mergers.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $1.02 billion during the first nine months of fiscal 1998. Accounts payable and accrued expenses decreased

$360.6 million, which resulted principally from spending for merger, restructuring and other non-recurring costs during the period. Net changes in other working capital accounts were not significant during the period. The impact of changes in foreign exchange rates did not materially affect net working capital during the quarter.

     During the first nine months of fiscal 1998, the Company used cash to (i) acquire companies for an aggregate of $3.22 billion, plus the assumption of $195.8 million in debt, (ii) purchase $520.1 million of property, plant and equipment and (iii) pay dividends of $41.7 million. The Company received net proceeds of approximately $1.25 billion from the sale of 25.3 million common shares and $212.1 million upon the exercise of common share options.

     The source of the cash used for acquisitions was an increase in total debt, proceeds from the sale of common shares and cash flows from operations. At June 30, 1998, the Company's total debt was $4.50 billion, as compared to $2.73 billion at September 30, 1997. The increase resulted principally from net proceeds received of approximately $2.74 billion from the issuance of public debt discussed below, partially offset by the repayment of amounts outstanding under the bank credit agreement and the exchange of LYON's debt with a $145.7 million principal balance for common shares. Shareholders' equity was $5.74 billion, or $9.80 per share, at June 30, 1998, compared to $3.43 billion, or $6.39 per share, at September 30, 1997. Goodwill and other intangible assets were $5.89 billion at June 30, 1998, compared to $2.93 billion at September 30, 1997. The increase in shareholders' equity was due primarily to net proceeds of approximately $1.25 billion from the sale of 25.3 million common shares, net income of $835.0 million and proceeds from the exercise of options. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 44% at June 30, 1998 and September 30, 1997.

     In February 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus margins ranging from 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayments of amounts outstanding under this agreement are guaranteed by the Company. In accordance with the terms of this agreement, in June 1998 Tyco US and Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, elected that TIG become the borrower and that Tyco US cease to be the borrower under this agreement. All other terms and conditions in effect remained unchanged.

     Simultaneous with the closing of the new credit agreement Tyco US reduced aggregate commitments available under the previously existing credit agreement to $950 million. In March 1998, Tyco US terminated the $950 million credit agreement. Balances outstanding at the time of termination were repaid with net proceeds from the sale of common shares, discussed below.

     In March 1998, the Company sold 25.3 million common shares for approximately $1.25 billion under a $2.0 billion shelf registration statement. The net proceeds from the sale were used to repay indebtedness incurred for previous acquisitions.

     In June 1998, TIG issued $750 million 6 1/8% notes due 2001, $750 million
6 3/8% notes due 2005, $750 million 6 1/4% Dealer Remarketable Securities(SM)("Drs.")(SM) due 2013 and $500 million 7.0% notes due 2028 under a $3.75 billion shelf registration statement. Interest is payable semi-annually in June and December. Under the terms of the Drs., a Remarketing Dealer has an option to remarket the Drs. in June 2003, which would subject the Drs. to mandatory tender and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not fully exercise its option then all Drs. are required to be tendered in June 2003. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $2.74 billion were ultimately used to repay borrowings under the $2.25 billion bank credit facility and uncommitted lines of credit of Tyco US. In connection with the offering of these debt securities, TIG has entered into two interest rate swap agreements to hedge a portion of the fixed interest rate terms. These two swap agreements are each based on a notional amount of $650 million and are for a five and seven year term, respectively. Under the terms of the agreements, TIG receives fixed interest rates and owes variable rates, based on LIBOR, not to exceed a specified maximum. Interest is received or paid semi-annually in June and December.

     Working capital requirements for the remainder of fiscal 1998 are not expected to significantly increase from the working capital levels as they exist at June 30, 1998. The level of capital expenditures is not expected to increase materially for the remainder of fiscal 1998 as compared to the spending levels during the first nine months of fiscal 1998. The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flow from operations.

BACKLOG

     The backlog of unfilled orders was approximately $3.5 billion at June 30, 1998 as compared to $2.4 billion at September 30, 1997. Backlog increased in the Company's Electrical and Electronic Components, Fire and Security Services and Flow Control Products group segments. Within the Electrical and Electronic Components group, backlog increased principally due to contracts awarded to the Company's submarine systems business. Within the Fire and Security Services group, backlog increased due principally to an increase in backlog at the Company's United States fire protection and security businesses. Within the Flow Control Products group, backlog increased principally due to an increase in backlog in the Company's European flow control operations.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

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

     An amended Current Report on Form 8-K/A was filed by the registrant on May 13, 1998 to submit the audited financial statements of Sherwood, which was acquired on February 27, 1998, and pro forma financial information as of December 31, 1997.

     A Current Report on Form 8-K was filed by the registrant on June 24, 1998 to put on file the press release and Agreement and Plan of Merger by and among Tyco International Ltd., T11 Acquisition Corp. and United States Surgical Corporation.

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

Date: August 13, 1998

                            TYCO INTERNATIONAL LTD.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
    27                             Financial Data Schedule