Form 10-K405
period 1998-09-30
TYCO INTERNATIONAL LTD /BER/
filed 1998-12-10
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

   THE GIBBONS BUILDING, 10 QUEEN STREET, SUITE 301, HAMILTON, HM 11, BERMUDA
              (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

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

     The aggregate market value of voting common stock held by nonaffiliates of registrant was $39,636,878,846 as of November 6, 1998.

     The number of shares of common stock outstanding as of November 6, 1998 was 647,323,419.

                      DOCUMENTS INCORPORATED BY REFERENCE

     See pages 18 to 21 for the exhibit index.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Tyco International Ltd. ("Tyco" or the "Company") is a diversified manufacturing and service company that, through its subsidiaries, operates in four segments: (i) the design, manufacture and distribution of disposable medical supplies and other specialty products, and the conduct of vehicle auctions and related services; (ii) the design, manufacture, installation and service of fire detection and suppression systems, and the installation, monitoring and maintenance of electronic security systems; (iii) the design, manufacture and distribution of flow control products; and (iv) the design, manufacture and distribution of electrical and electronic components, and the design, manufacture, installation and service of undersea cable communication systems. See Notes 18 and 19 to the Consolidated Financial Statements for certain segment and geographic financial data, respectively, relating to the Company's business.

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

I.  DISPOSABLE AND SPECIALTY PRODUCTS

     The principal divisions in the Disposable and Specialty Products group are the Tyco Healthcare Group, ADT Automotive and Tyco Plastics and Adhesives.

     The Tyco Healthcare Group manufactures and distributes medical supplies, disposable medical products, personal absorbent products and other products. ADT Automotive is the second largest provider of vehicle auction services in the United States. Tyco Plastics and Adhesives manufactures polyethylene films and packaging, industrial and consumer plastic products, molded plastic garment hangers, laminated and coated products and adhesive products and tapes.

  Tyco Healthcare Group

     The principal operating company of this division is called The Kendall Company ("Kendall"). Kendall conducts its operations through two business units:
Kendall Healthcare and Kendall International. In each of its business units, Kendall has numerous competitors, including a number of large, well-established companies. Kendall relies on its reputation for quality and dependable service, together with its low-cost manufacturing and innovative products, to maintain a leadership position in its markets.

     The Kendall Healthcare business unit is made up of five segments: Medical Surgical, Vascular Therapy, Alternate Site, Confab and Ludlow Technical Products. These units manufacture and market a broad range of wound care, needles and syringes, electrodes, specialized paper, vascular therapy, urological care, incontinence care, and other nursing care products. These are distributed to hospitals, rehabilitation centers, long-term care facilities and homes throughout the United States and Canada.

     Kendall Healthcare is one of the largest manufacturers of disposable healthcare products in the world. Kendall Healthcare is the industry leader in gauze products with its Kerlix(R) and Curity(R) brand dressings. Kendall Healthcare's other core product category consists of its vascular therapy products, principally anti-embolism stockings, marketed under the T.E.D.(R) brand name, sequential pneumatic compression systems sold under the SCD(R) brand name and a venous plexus foot pump. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the dominant participant in the pneumatic compression and elastic stocking segments of the vascular therapy market. The acquisition of Sherwood-Davis & Geck ("Sherwood") during 1998 significantly added to the range of disposable healthcare products manufactured and sold by Kendall Healthcare. Sherwood's core brands of Monoject(R) syringes and Kangaroo(R) feeding pumps are well known throughout the industry.

     Kendall Healthcare has also become an industry leader in the adult incontinence market serving the acute care, long-term care and retail markets. It offers a complete line of disposable adult briefs, underpads, baby diapers and other related products. The Confab retail unit markets incontinence and feminine care products through food and drug chains throughout the United States and Canada.

     Kendall Healthcare's Ludlow Technical Products segment manufactures and sells a variety of disposable medical products, specialized paper and film products. These products include medical electrodes and gels for monitoring and diagnostic tests and hydrogel wound care products and are used primarily in critical care, physical therapy and rehabilitative departments in hospitals. Also, this segment produces adhesive tapes used for business forms and in printing applications, high quality facsimile paper and recording chart papers for medical and industrial instrumentation.

     Kendall Healthcare distributes its products through its own sales force and through a network of more than 250 independent distributors. Kendall Healthcare's sales force is divided into five groups: vascular, medical surgical, alternate site, critical care (Ludlow) and retail (Confab). Most of the distributors in the United States also sell similar products made by Kendall's competitors, a practice common in the industry.

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

     On October 1, 1998, a subsidiary of the Company merged with United States Surgical Corporation ("USSC"). USSC develops, manufactures and markets a line of surgical wound closure products and advanced surgical products to hospitals throughout the world. These products include external surgical staplers, laparoscopic stapling products and needles and sutures. USSC also manufactures and distributes other specialized surgical products including spinal cages, stents, cardiovascular radiation therapy, urology, and breastcare. During 1998, USSC had previously acquired Valleylab, a division of Pfizer Inc. and a leading manufacturer of electrosurgical and ultrasound surgical products. In addition, on November 2, 1998, the Company announced the completion of its acquisition of Graphic Controls Corporation. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposable medical products, will be integrated with Ludlow Technical Products. See Note 25 to Consolidated Financial Statements for further discussion.

  ADT Automotive

     ADT Automotive operates a network of 28 large modern auction centers in the United States, providing an organized wholesale marketplace for the sale and purchase of used vehicles. A substantial majority of the vehicles sold at ADT Automotive auctions are passenger cars and light trucks. Other vehicles sold consist of heavy trucks and industrial vehicles. Sales of vehicles from specific market sources are held on a regularly scheduled basis and additional specialized sales are scheduled as necessary. ADT Automotive operates almost exclusively in the wholesale marketplace and, in general, the public is not permitted to attend its auctions. It acts solely as an agent in auction transactions and does not purchase vehicles for its own account.

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

     In addition to the sale process, ADT Automotive provides a comprehensive range of vehicle redistribution services, including transportation, reconditioning, title transfer assistance, vehicle repossession and fleet management services. Vehicle reconditioning is carried out on-site and principally consists of appearance reconditioning and paint and body work to bring vehicles up to retail ready condition. More extensive body work services, including body panel painting and repair of minor collision damage, are also carried out. Reconditioning services are also provided for vehicles other than those going through the auction process, principally for fleet owners and insurance companies.

     ADT Automotive competes with two other significant auction chains and a large number of independently owned local auctions, which are members of the National Auto Auction Association. Competition is based primarily on price in relation to the quality and range of services offered to sellers and buyers of vehicles and ease of accessibility of auction locations. Relative to the size of Tyco's other businesses, ADT Automotive does not qualify as a seperately identifiable segment under external accounting and reporting rules. As such, it is most appropriately grouped with the Company's other "specialty products" businesses for purposes of segment reporting.

  Tyco Plastics and Adhesives

     Tyco Plastics and Adhesives consists of Armin Plastics, Carlisle Plastics, A&E Products, Tyco Adhesives and Ludlow Coated Products.

  Armin Plastics

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

  Carlisle Plastics

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

     Film-Gard(R), Carlisle's leading plastic sheeting product, is sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard(R) products are sold for various uses, including painting, renovation, construction, landscaping and agriculture.

  A&E Products

     A&E Products sells molded plastic garment hangers to garment manufacturers, national, regional and local retailers and mass merchants. Garment manufacturers put their products on A&E Products hangers before shipping to retail outlets. National retailers purchase customized hanger designs created and manufactured by A&E Products. Regional and local retailers buy standard A&E Products hanger lines for retail clothing displays, and A&E Products also supplies mass merchants with consumer plastic hangers for sale to the general public.

     A&E Products operates in a competitive marketplace where success is dependent upon price, service and quality.

  Tyco Adhesives

     The Tyco Adhesives division, formerly known as Kendall-Polyken, manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection tape products for oil, gas and water pipelines. Other industrial applications include tapes used in the automotive industry for wire harness wraps, sealing and other purposes, and tapes used in the aerospace and heating, ventilation and air conditioning (HVAC) industries. Tyco Adhesives also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide and manufactures cloth and medical tapes for Kendall Healthcare and others. Tyco Adhesives' Betham division develops and markets pressure sensitive adhesives and coatings, principally for the automotive, medical and specialty markets.

     Tyco Adhesives generally markets its pipeline products directly, working with local manufacturers' representatives, international engineering and construction companies and the owners and operators of pipeline transportation facilities. Tyco Adhesives sells its other industrial products either directly to major end users or through diverse distribution channels, depending upon the industry being supplied.

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

     Ludlow markets its laminated and coated products through its own sales force and through independent manufacturers' representatives. Ludlow competes with many large manufacturers of laminated and coated products on the basis of price, service, marketing coverage and custom application engineering. There are various specialized competitors in different markets.

II.  FIRE AND SECURITY SERVICES

     The Company, through its subsidiaries, is the largest company in the world for the design, manufacture, installation and service of fire detection, suppression and sprinkler systems and is the largest provider of electronic security services in the world.

  Fire Protection Contracting and Services

     Operating under several trade names including Grinnell, Wormald, Mather & Platt, Total Walther, O'Donnell Griffin and Tyco, the Company designs, fabricates, installs and services automatic fire sprinkler systems, fire alarm and detection systems and special hazard suppression systems in buildings and other installations.

     The Company's fire protection contracting and services business operates through a network of offices in the United States, Canada, Mexico, Central America, Puerto Rico, the United Kingdom, continental Europe, Saudi Arabia, United Arab Emirates, Australia, New Zealand, Asia and South America.

     The Company installs fire protection systems in both new and existing structures. Typically, the contracting businesses bid on contracts for fire protection installation which are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings has grown as a result of legislation mandating the installation of fire protection systems and also as a result of lower insurance premiums available for structures with automatic sprinkler systems.

     The majority of the fire suppression systems installed by the Company are water-based. However, the Company is also the world's leading provider of custom designed special hazard fire protection systems which incorporate various specialized non-water agents such as foams, dry chemicals and gases. Systems using agents other than water are especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications. The Company holds exclusive manufacturing and distribution rights in several regions of the world for INERGEN(R) fire suppression products. INERGEN(R) is an alternative to the ozone depleting agent known as halon and consists of a mixture of three inert gases designed to effectively extinguish fires without polluting the environment, damaging costly equipment or harming people.

     In Australia, New Zealand and Asia, the Company also engages in the installation of electrical wire and related electrical equipment in new and existing structures and provides specialized electrical contracting services, including applications for railroad and bridge construction, primarily through its O'Donnell Griffin division.

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

     The Company's fire protection contracting business employs both non-union and union employees in North America, Europe and Asia-Pacific. Many of the union employees are employed on an hourly basis for particular jobs. In North America, the largest number of union employees is represented by a number of local unions affiliated with the United Association of Plumbers and Pipefitters ("UA"). In April 1994, following lengthy negotiations, contracts between the Company's Grinnell Corporation ("Grinnell") subsidiary and a number of locals of the UA were not renewed. Employees in those locations, representing 64 percent of those employees represented by the UA unions, went on strike. Grinnell has continued to operate with former union members who have crossed over and with replacement workers. The labor action has not had, and is not expected to have, any material adverse effect on the Company's business or results of operations.

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

  Electronic Security Services

     The Company provides electronic security services principally under the ADT trade name and also under other trade names including Modern, Thorn Security, Holmes Protection, CIPE, Zettler, Sonitrol, Securesys, Securiville and Armourguard Security. Security services are provided in the United States, Canada, the United Kingdom, Spain, France, Belgium, Greece, The Netherlands, Germany, The Republic of Ireland, Malaysia, Singapore, Hong Kong, New Zealand and Australia.

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

     The Company provides electronic security services to both commercial and residential customers. Commercial customers include financial institutions, industrial and commercial businesses, facilities of federal, state and local government departments, defense installations, and health care and educational facilities. Residential electronic security services are provided primarily in North America. Customers are often prompted to install security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage.

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

     The Company markets its electronic security services to commercial and residential customers through a direct sales force and an authorized dealer network. Commercial customers which have multiple locations in North America are serviced by a separate national accounts sales force. The Company also utilizes advertising, telemarketing and direct mail to market its services.

     The electronic security services business in North America is highly competitive, with a number of major firms and approximately 12,000 smaller regional and local companies. The Company also competes with several national companies and several thousand regional and local companies in the United Kingdom, continental Europe, Asia, New Zealand and Australia. Competition is based primarily on price in relation to quality of service. The Company believes that the quality of its services is higher than that of many of its competitors and, therefore, the Company's prices may be higher than those charged by its competitors.

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

     Fire protection products are sold through the Company's flow control products distribution network, discussed under "Flow Control Products" below, and through independent distributors.

III.  FLOW CONTROL PRODUCTS

     The Company, through its subsidiaries, manufactures and distributes flow control products in North America, Latin America, Europe, Asia and the Pacific region. Flow control products include pipe, fittings, valves, meters and related products which are used to transport, control and measure the flow of liquids and gases. The principal subsidiaries in the Flow Control Products group are Grinnell Corporation ("Grinnell"), Allied Tube & Conduit ("Allied"), Mueller Co. ("Mueller") and Keystone International ("Keystone"), as well as a number of other specialized manufacturers of valves, fittings and couplings. The group also includes Earth Technology Corporation ("Earth Tech"), which provides a broad range of environmental, consulting and engineering services.

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

     Mueller, a manufacturer of water and gas distribution products, manufactures fire hydrants, iron butterfly and gate valves, service-line brass valves and fittings, gas valves and meter bars, water meters, backflow preventers and related products for sale to independent distributors and, to a lesser extent, directly to waterworks contractors, municipalities and gas companies throughout the United States and Canada.

     Keystone, one of the world's leading manufacturers of valves and flow control products, operates on a worldwide basis through two groups, Industrial Valves and Controls and Engineered Products, manufacturing valves and other industrial products that control the flow of liquids, gases and fibrous and slurry materials.

     The Flow Control Products group, operating under several trade names including Grinnell, Mueller, Hersey, Keystone, Anderson-Greenwood, Yarway, Crosby Valve, Gimpel, Henry Pratt Co., James Jones Company, Edward Barber & Co., Neotecha, Belgicast, Hindle Cockburns, Charles Winn (Valves) Ltd., Sempell, Smith Valve, Anvil, Canvil, Unistrut, T.J. Cope, and others, supplies a wide range of valves and flow control devices to the chemical, power, food and beverage, oil and gas, processing, water utility, wastewater treatment, power generation and other industries. Products are manufactured and assembled at facilities in the United States, Canada, the United Kingdom, France, Italy, Spain, Germany, The Netherlands, Switzerland, South Korea, China, India, Malaysia, Australia, New Zealand, Mexico, Brazil and Argentina.

  Distribution

     The Company's Grinnell subsidiary sells flow control and fire protection products in North America through a distribution network of five regional distribution centers, strategically located in Georgia, Illinois, California, Pennsylvania and Texas, that support local branches' product needs and ship directly to customers. Each center stocks more than 8,500 products. The Company's worldwide flow control operations stock and sell products through distribution centers in Europe, Australia, New Zealand, the Middle East and Asia. In Europe, the Company distributes fire protection products, industrial valves and products for mechanical markets through warehouses located in The Netherlands, the United Kingdom, Germany, France, Italy, Spain and Scandinavia. Products are sold principally to fire protection contractors and in some instances to mechanical and industrial contractors and original equipment manufacturers. In Asia, the Pacific region and the Middle East, the Company distributes fire protection and flow control products through warehouses located in Australia, New Zealand, Dubai and Singapore. Products are sold directly to fire protection and other contractors as well as to mechanical and industrial contractors and independent distributors. While distribution patterns vary, most centers stock an extensive line of valves, fittings, pipe and other products for fire protection systems, components for HVAC installations and water and gas distribution and specialized valves and piping for the chemical, food, power and beverage processing industries.

     Grinnell's North American distribution network competes with independent manufacturers' representatives and other manufacturers and, to a lesser extent, with local and regional supply houses all of which carry lines from other United States and non-United States manufacturers. Grinnell competes on the basis of price, the breadth of its product line, service and quality. Grinnell competes for the sale of gray iron pipe fittings, malleable and ductile iron fittings and other flow control products and fire protection sprinklers and devices principally with other United States producers as well as with non-United States manufacturers of fittings. Grinnell uses an internal sales force for the sale of certain other iron castings sold directly to original equipment manufacturers and other end users.

     Allied competes for the sale of steel pipe, some of which is sold through Grinnell's distribution network, with pipe from other United States and non-United States producers. Competition for the sale of pipe is based on price, service and breadth of product line. Fence and other specialized industrial tubing is sold to wholesalers, original equipment manufacturers and other distributors. Competition for the sale of fence products is principally from national and regional United States producers and, to a lesser extent, from non-United States companies, on the basis of price, service and distribution. Allied competes with many small regional manufacturers for sales of specialized industrial tubing on the basis of price and breadth of product line.

     Mueller's water and natural gas distribution flow control products are sold through independent distributors and, to a lesser extent, directly to utilities, municipalities and gas distribution companies. Certain of its gas distribution products are also sold through the Grinnell distribution network. Mueller competes for the sale of these products on the basis of product quality, service, price, breadth of product line and conformity with municipal codes and other engineering standards. Mueller competes with several other manufacturers in the United States and Canada for the sale of iron and brass flow control devices for water and natural gas distribution systems.

     Keystone's products are sold both in the United States and internationally. Keystone has numerous competitors in these markets, which, in some instances, are divisions of larger corporations and, in some instances, are companies with limited product lines. Advanced technology, global presence, experienced personnel and price are the primary factors in competition.

  Environmental Services

     Through its Earth Tech subsidiary, the Company provides a broad range of environmental, consulting and engineering services. Earth Tech's principal services consist of full-spectrum environmental and hazardous waste management services. These include contract operations and management services for water and wastewater treatment facilities operated by municipal and industrial clients, infrastructure design and construction services and facilities engineering and construction management services for institutional, civic, commercial and industrial clients.

     Earth Tech has a network of offices located throughout North America. It competes with a number of national, regional and local companies on the basis of price and breadth and quality of services.

IV.  ELECTRICAL AND ELECTRONIC COMPONENTS

     The Electrical and Electronic Components group consists of Tyco Submarine Systems Ltd. ("TSSL"), Allied's Electrical Conduit division and the Tyco Printed Circuit Group ("TPCG"). TSSL designs, manufactures, installs and services undersea communications cable systems. Allied's Electrical Conduit division manufactures and distributes electrical conduit and related components used in commercial electrical installations. TPCG manufactures printed circuit boards and assembles backplanes for the electronics industry.

  Tyco Submarine Systems Ltd.

     TSSL, which includes the Company's Simplex Technologies business and the submarine systems business acquired from AT&T Corp. in July 1997, is the world's only fully-integrated source for the design, engineering, manufacturing, installation and servicing of undersea cable communication systems. TSSL designs and builds both repeatered and non-repeatered cable systems. Repeatered cable systems, which use Wave Division Multiplexing, can provide 20 gigabytes per second of capacity over 10,000 kilometers. Non-repeatered systems, which allow for even greater circuit capacity and reduced transmission costs, support short haul systems of several hundred kilometers. TSSL has designed, manufactured and installed approximately 265,000 kilometers of undersea optical cable.

     TSSL also operates one of the world's largest fleet of ships designed to install and service undersea fiber optic transmission systems. These ships lay cable, perform upgrades and repairs, monitor transmission quality and perform system tests. TSSL also uses a variety of other undersea tools, including robotic vehicles for undersea cable burial and retrieval operations.

     Simplex Technologies has been the primary supplier of cable and cable assemblies to the United States Navy for use in data-gathering systems for more than thirty years. It also manufactures underwater electric power cable and optical ground wire for use by power authorities and utilities, and electro-mechanical cable for unique field operations. Through its Rochester Corporation subsidiary, the Company manufactures wire rope, wirelines, electro-optical products and subsea products.

     TSSL competes on a worldwide basis primarily against two other entities:
Alcatel-Alsthom, headquartered in France, and KDD, located in Japan. Alcatel-Alsthom, like TSSL, is vertically integrated and produces its own cable, whereas KDD utilizes a Japanese cable manufacturer.

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

  Tyco Printed Circuit Group

     TPCG is one of the largest independent manufacturers of complex multi-layer printed circuit boards and backplane assemblies in the United States. Printed circuit boards are used in the electronics industry to mount and interconnect components to create electronic systems. They are categorized by the number of layers and can be single-sided, double-sided or multi-layer. In general, single and double-sided boards are less advanced. Multi-layer boards provide greater interconnection density, while decreasing the number of separate printed circuit boards that are required to accommodate powerful and sophisticated components. Backplane assemblies are comprised of printed circuit boards, connectors and other electronic components, and they serve as an electrical and mechanical interconnect device.

     TPCG manufactures double-sided and multi-layer boards, including highly sophisticated, precision tooled, custom laminated boards with layer counts up to
68. TPCG also produces sophisticated flexible-rigid circuit boards for use in commercial, aerospace and military applications. TPCG's backplane facilities produce soldered, press-fit and surface mount backplane assemblies. In addition, these facilities also provide turnkey manufacturing services including full "box build" products. Printed circuit boards and backplane products are manufactured on a job order basis to the customers' design specifications. The majority of sales are derived from high-density multi-layer boards.

     TPCG markets its products primarily through a direct sales force and, to a lesser extent, through a network of independent manufacturers' representatives. Customers are original equipment manufacturers and contract manufacturers in the communications, computer, aircraft, military and other industrial and consumer electronics industries. The Company competes with several other large independent and captive companies that manufacture printed circuit board products primarily in the United States. Competition is on the basis of quality, reliability, price and timeliness of delivery. The Company believes that fewer competitors manufacture the more complex, high-density multi-layer printed circuit board products.

  Subsequent Event

     Subsequent to year end, an indirect subsidiary of the Company entered into a definitive merger agreement for the acquisition of AMP Incorporated ("AMP"), which is the world's leading manufacturer of electrical, electronic, fiber-optic and wireless interconnective devices and systems. Its products have uses wherever an electronic, electrical, computer or telecommunication system is involved. AMP, with annual revenues of approximately $5.5 billion, sells to customers in the consumer and industrial, communications, automotive, computer and power industries. The merger is subject to the approval of AMP's shareholders, approval by the Company's shareholders of the issuance of Tyco common shares in connection with the merger and customary regulatory approvals. See Note 25 to the Consolidated Financial Statements for further discussion.

BACKLOG

     At September 30, 1998, the Company had a backlog of unfilled orders of approximately $4.1 billion, compared to a backlog of approximately $2.4 billion at September 30, 1997. The Company expects that approximately 73 percent of its backlog at September 30, 1998 will be filled during the year ending September 30, 1999.

     Backlog by industry segment is as follows (in millions of dollars):

                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997
                                                    -------------    -------------
Disposable and Specialty Products.................    $   65.5         $   81.7
Fire and Security Services........................       969.8            901.6
Flow Control Products.............................     1,119.3            585.6
Electrical and Electronic Components..............     1,989.2            798.3
                                                      --------         --------
                                                      $4,143.8         $2,367.2
                                                      ========         ========

     The increase in backlog within the Fire and Security Services group is primarily due to an increase in backlog at the Company's worldwide security and North American fire protection businesses. Within the Flow

Control Products group, the increase is principally due to an increase in backlog at Earth Tech, including backlog related to acquisitions, and in the Company's European flow control operations. Within the Electrical and Electronic Components group, the increase is principally due to contracts awarded to TSSL.

PROPERTIES

     The Company's operations are conducted in facilities throughout the world aggregating some 39.5 million square feet of floor space, of which approximately
22.0 million square feet are owned and approximately 17.5 million square feet are leased. These facilities house manufacturing and warehousing operations as well as sales, engineering and administrative offices.

     Within the Fire and Security Services group, the fire protection contracting and services business operates through a network of offices located in North America, South America, Europe, Australia, New Zealand, the Middle East and Asia. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand and Malaysia. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in North America, Europe, Australia, New Zealand, Argentina, Chile, Hong Kong, China and Malaysia. The group occupies some 7.7 million square feet, of which 2.3 million square feet are owned and 5.4 million square feet are leased.

     The Disposable and Specialty Products group has manufacturing facilities in North America, the United Kingdom, Germany, France, Spain, China, Thailand and Malaysia. There are 28 vehicle auction facilities located in the United States. The group occupies some 13.3 million square feet, of which 10.4 million square feet are owned and 2.9 million square feet are leased.

     The Flow Control Products group has manufacturing facilities in North America, the United Kingdom, Germany, Switzerland, France, Spain, Scotland, The Netherlands, Italy, China, Malaysia, Australia, Brazil, Argentina, and Mexico. Products are distributed in North America through a branch distribution network and through five regional distribution centers. The group also stocks and sells products through warehouse and distribution centers in The Netherlands, the United Kingdom, Germany, France, Spain, Italy, Scandinavia, Australia, New Zealand, Singapore and the Middle East. The environmental services business operates through a network of offices throughout North America. The group occupies some 15.5 million square feet, of which 7.4 million square feet are owned and 8.1 million square feet are leased.

     All of the Electrical and Electronic Components group manufacturing locations are in the United States. The group occupies some 2.9 million square feet, of which 1.8 million square feet are owned and 1.1 million square feet are leased.

     In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 16 to Consolidated Financial Statements for a description of the Company's rental obligations.

RESEARCH AND DEVELOPMENT

     The amounts expended for Company-sponsored research and development during Fiscal 1998, Fiscal 1997 and 1996 were $93.3 million, $45.0 million and $39.8 million, respectively. The increase in Fiscal 1998 is principally due to the inclusion of TSSL, which was acquired in July 1997, as well as the inclusion of Sherwood acquired in 1998. Customer-funded research and development expenditures were $3.7 million, $0.5 million and $0.6 million, respectively.

     Approximately 678 full-time scientists, engineers and other technical personnel are engaged in product research and development activities.

     Research activity at TSSL involves the continuing design and development of processes for the next generation of undersea fiber optic cable, while Allied and the printed circuit companies are principally involved with process development. Kendall focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies. Research activity in fire and security services and flow control products is related to improvements in hydraulic design which controls the motion of fluids, resulting in new sprinkler devices and flow control products. Research and development activity at the specialty packaging companies involves new product applications.

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

PATENTS AND TRADEMARKS

     The Company owns a number of patents which principally relate to healthcare and specialty products, fire protection devices, electronic security systems, flow control products, pipe and tubing manufacture, and cable manufacture. The Company also owns a number of trademarks and is a licensee under a number of patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of the Company's segments. The patents and licenses have remaining lives of from two to twenty years. Kendall sells certain products under trade names owned by its suppliers and packages certain products under customer trademarks and labels.

EMPLOYEES

     The Company employed approximately 87,000 persons at September 30, 1998, of which approximately 50,700 are employed in the United States and 36,300 outside the United States. The Company has collective bargaining agreements with labor unions covering approximately 18,100 employees at certain of its North American, European and Asia-Pacific businesses. While the Company believes that its relations with the labor unions and with its employees are generally satisfactory, a number of local unions affiliated with the United Association of Plumbers and Pipefitters, representing 64 percent of Grinnell Fire Protection's North American union employees, are on strike. See discussion under "Fire and Security Services" above.

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

     The Company also has a number of projects underway at several of its manufacturing facilities in order to comply with environmental laws. These projects relate to a variety of activities, including solvent and metal contamination clean up and oil spill equipment upgrades and replacement. Some of the projects are voluntary while others are required under applicable law. The projects involve both remediation expenses and capital improvements. In addition, the Company remains responsible for certain environmental issues at manufacturing locations sold by the Company.

     The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in an aggregate amount in the range of $16.5 million to $44.6 million. As of September 30, 1998, the Company has concluded that the most probable amount which will be incurred within this range is $21.0 million and such amount is included in the caption "accrued expenses and other current liabilities" in the accompanying Consolidated Balance Sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $21.0 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2.  PROPERTIES

     See Item 1. "Business -- Properties" for information relating to the Company's owned and leased property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings.

     See also the discussions under Item 1. "Business -- Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In July 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd ("Former Tyco"). Upon consummation of the merger, ADT (the surviving public company) changed its name to Tyco International Ltd. Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US").

     The executive officers of the Company and executive officers of certain subsidiaries are as follows:

     L. Dennis Kozlowski, age 52, Chairman of the Board and Chief Executive Officer since July 1997. Chairman of the Board of Former Tyco from January 1993 to July 1997; Chief Executive Officer of Former Tyco since July 1992, President of Former Tyco since December 1989, and Chief Operating Officer of Former Tyco from 1989 to 1992; President of Grinnell since 1984; President of Ludlow Corporation from 1981 to 1984; associated with Former Tyco since 1975.

     Mark A. Belnick, age 52, Executive Vice President and Chief Corporate Counsel since September 1998. Prior to joining Tyco, Mr. Belnick was a Senior Partner at the international law firm of Paul, Weiss, Rifkind, Wharton & Garrison since 1987.

     Jerry R. Boggess, age 54, President of Tyco Fire and Security Services since August 1993. Vice President of Former Tyco since February 1996; Executive Vice President of Grinnell from 1989 to 1993; associated with Former Tyco since 1968.

     Neil R. Garvey, age 43, President of Tyco Submarine Systems Ltd. since July 1997. President of Simplex Technologies from July 1995 to June 1997; Vice President of Sales and Marketing of Simplex Technologies from June 1992 to July 1995; associated with Former Tyco since 1979.

     Richard A. Gilleland, age 54, President of Tyco Healthcare Group since October 1998. Director of the Company since July 1997; Director of Former Tyco from 1994 to November 1997. Chairman, President and Chief Executive Officer of Physician's Resource Group, Inc. from December 1997 to September 1998; President and Chief Executive Officer of AMSCO International, Inc. from July 1995 to July 1996; Senior Vice President of Former Tyco from October 1994 to July 1995; Chairman, President and Chief Executive Officer of The Kendall Company from July 1990 to July 1995.

     Robert P. Mead, age 47, President of the Flow Control Products group since May 1993. Vice President of Former Tyco since August 1993; Executive Vice President of Allied Tube and Conduit Corp. from July 1992 to May 1993; Managing Director of Asia-Pacific region from April 1991 to July 1992; Executive Vice President -- Manufacturing Division of Grinnell from January 1989 to April 1991; Vice President -- Finance of Grinnell from February 1985 to January 1989; associated with Former Tyco since 1973.

     Mark H. Swartz, age 38, Executive Vice President and Chief Financial Officer since July 1997. Vice President and Chief Financial Officer of Former Tyco since February 1995; Director of Mergers and Acquisitions of Former Tyco from 1993 to 1995; associated with Former Tyco since 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

     The approximate number of registered holders of the Company's common shares at November 18, 1998 was 40,400.

     Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE"), the London Stock Exchange and the Bermuda Stock Exchange. The following table sets forth the high and low sales prices per share of Tyco common shares as reported in the NYSE Composite Transaction Tape, and the dividends paid on such Tyco common shares, for the quarterly periods presented below. The price for Tyco common shares have been restated to reflect the
0.48133 reverse stock split related to the merger between ADT and Former Tyco in July 1997. In addition, the price and dividends for Tyco common shares have been restated to reflect a two-for-one stock split effected in the form of a stock dividend which was distributed on October 22, 1997. The prices per Tyco common shares listed in the table for periods prior to the merger of ADT and Former Tyco on July 2, 1997 are for common shares of ADT.

                                     FISCAL 1998                              FISCAL 1997(1)
                       ---------------------------------------    ---------------------------------------
                        MARKET PRICE RANGE                         MARKET PRICE RANGE
                       --------------------     DIVIDEND PER      --------------------     DIVIDEND PER
QUARTER                  HIGH        LOW       COMMON SHARE(2)      HIGH        LOW       COMMON SHARE(2)
-------                  ----        ---       ---------------      ----        ---       ---------------

First                  $45.5000    $34.0000         $.025         $28.6965    $22.0743         $--

Second                  57.4375     42.3750          .025          35.4487     25.4503          --

Third                   63.0625     51.4375          .025          43.0000     34.4099          .025

Fourth                  69.0000     50.0000          .025
                                                    -----                                      -----
                                                    $ .10                                      $.025
                                                    =====                                      =====

---------------
(1) Fiscal 1997 represents the transitional nine month fiscal year ended September 30, 1997.

(2) Tyco declared aggregate dividends of $ 0.10 per common share in Fiscal 1998 and $0.025 per common share in the third quarter of Fiscal 1997. Prior to the merger with Former Tyco, ADT had not declared any dividends on its common shares since April 1991. Former Tyco declared quarterly dividends of $0.025 per common share in the first two quarters of Fiscal 1997. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information of the Company for the fiscal year ended September 30, 1998, the nine month fiscal period ended September 30, 1997 and the three years in the period ended December 31, 1996. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco International Ltd., Former Tyco and Keystone restated for all periods presented pursuant to the pooling of interests method of accounting. The selected financial data prior to January 1, 1997 do not reflect the results of operations and financial position of INBRAND, which was acquired in 1997 and accounted for under the pooling of interests method of accounting, due to immateriality. The combinations are collectively referred to as the "Mergers". See Notes 1 and 2 to the Consolidated Financial Statements.

                                           YEAR         NINE MONTHS
                                           ENDED           ENDED          YEAR ENDED DECEMBER 31,
                                       SEPTEMBER 30,   SEPTEMBER 30,   ------------------------------
                                           1998           1997(1)        1996     1995(5)    1994(5)
                                       -------------   -------------     ----     -------    -------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of Operations
  Data:
  Net sales..........................    $12,311.3       $ 7,588.2     $8,103.7   $6,915.6   $6,240.9
  Operating income (loss)(2)(3)(4)...      1,923.7          (476.5)       (18.8)     649.6      653.6
  Income (loss) before extraordinary
     items...........................      1,177.1          (776.8)      (296.7)     267.5      304.8
  Income (loss) before extraordinary
     items per common share:(6)
     Basic...........................         2.07           (1.50)        (.62)       .58        .65
     Diluted.........................         2.02           (1.50)        (.62)       .57        .63
  Cash dividends per common share....          .10                     See (7) below
Consolidated Balance Sheet Data:
  Total assets.......................    $16,526.6       $10,447.0     $8,471.3   $7,357.8   $7,053.2
  Long-term debt.....................      4,652.6         2,480.6      1,878.4    1,760.7    1,755.3
  Shareholders' equity...............      6,136.9         3,429.4      3,288.6    3,342.7    3,030.0

---------------
(1) In September 1997, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the nine month transition period ended September 30, 1997 is presented.

(2) Operating loss in Fiscal 1997 includes charges related to merger, restructuring and other non-recurring costs of $917.8 million and impairment of long-lived assets of $148.4 million primarily related to the Mergers and integration of ADT, Former Tyco, Keystone, and INBRAND. See Notes 11 and 15 to the Consolidated Financial Statements. Fiscal 1997 also includes a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of the submarine systems business of AT&T Corp.

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

(4) Operating income in 1995 includes a loss of $65.8 million on the disposal of the European auto auction business and a gain of $31.4 million from the disposal of the European electronic article surveillance business. See Note 3 to the Consolidated Financial Statements. Operating income also includes non-recurring charges of $97.1 million for restructuring charges at ADT and at Keystone and for the fees and expenses related to the Kendall merger, as well as a charge of $8.2 million relating to the divestiture of certain assets by Keystone. See Notes 11 and 15 to Consolidated Financial Statements.

(5) Prior to the mergers in Fiscal 1997, ADT and Keystone had a calendar year end and the Former Tyco had a June 30 fiscal year end. The historical results have been combined using a calendar year end for ADT, Keystone and the Former Tyco for the year ended December 31, 1996. For 1995 and 1994, the results of operations and financial position reflect the combination of ADT and Keystone with a calendar year end and the Former Tyco with a June 30 fiscal year end. Net sales and net income for the Former Tyco for the period July 1, 1995 through December 31, 1995 (which results are not included in the historical combined results) were $2.46 billion and $136.4 million, respectively.

(6) Per share amounts for all periods presented have been restated to give effect to the mergers between ADT, Former Tyco, Keystone and INBRAND in Fiscal 1997 (See Notes 1 and 2 to the Consolidated Financial Statements), including the 0.48133 reverse stock split, and a two-for-one stock split distributed on October 22, 1997 effected in the form of a stock dividend.

(7) The Company has declared a quarterly cash dividend of $0.025 per common share since July 1997. Prior to the merger with Former Tyco, ADT had not declared any dividends on its common shares since April 1991. Former Tyco declared quarterly dividends of $0.025 per share in the first two quarters of Fiscal 1997 and in fiscal years 1996, 1995 and 1994. Keystone declared quarterly dividends of $0.19 per share in each of the three quarters of Fiscal 1997 and in fiscal years 1996, 1995 and 1994. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     See Management's Discussion and Analysis of Financial Condition and Operating Results which appears on pages 62 to 67 of this Form 10-K.

ITEM 7A.  FINANCIAL INSTRUMENT DISCLOSURE

     See Management's Discussion and Analysis of Financial Condition and Operating Results which appears on pages 62 to 67 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and schedules are filed as part of this Annual Report:

     Financial Statements:

        Reports of Independent Accountants

        Consolidated Balance Sheets -- September 30, 1998 and September 30, 1997

        Consolidated Statements of Operations for the fiscal year ended September 30, 1998, the nine month fiscal period ended September 30, 1997 and the year ended December 31, 1996

        Consolidated Statements of Shareholders' Equity for the fiscal year ended September 30, 1998, the nine month fiscal period ended September 30, 1997 and the year ended December 31, 1996

        Consolidated Statements of Cash Flows for the fiscal year ended September 30, 1998, the nine month fiscal period ended September 30, 1997 and the year ended December 31, 1996

        Notes to Consolidated Financial Statements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive proxy statement or an Amendment to this Form 10-K which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 11.  MANAGEMENT REMUNERATION

     Information concerning management remuneration is hereby incorporated by reference to the Registrant's definitive proxy statement or an Amendment to this Form 10-K which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Registrant's definitive proxy statement or an Amendment to this Form 10-K which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is hereby incorporated by reference to the Registrant's definitive proxy statement or an Amendment to this Form 10-K which will be filed with the Commission within 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Schedules -- see Item 8.

     (b) Exhibits

3.1 Memorandum of Association (as altered) (Incorporating all amendments to May 26, 1992).(1)
3.2 Certificate of Incorporation on change of name dated July 2, 1997.(6)
3.3    Bye-Laws (incorporating all amendments to March 27,
       1998).(11)
3.4    Articles of Association.(11)
4.1 Indenture relating to the senior notes dated August 4, 1993 among ADT Operations, Inc., as issuer, and ADT Limited and certain subsidiaries of ADT Operations, Inc., as guarantors, and The Chase Manhattan Bank (National Association), as trustee, and the form of senior note included therein.(2)
4.2 First Supplemental Indenture to the Indenture, dated as of August 4, 1993, among ADT Operations, Inc., the Guarantors
       Named Therein and The Chase Manhattan Bank, as Trustee, dated as of July 1, 1997, in respect of the $250,000,000
       8 1/4% Senior Notes due 2000.(7)
4.3 Amended and Restated Indenture dated as of July 2, 1997, in respect of the $250,000,000 8 1/4% Senior Notes due 2000.(7)
4.4    Indenture dated as of July 1, 1995 among ADT Operations,
       Inc., ADT Limited and Bank of Montreal Trust Company, as trustee and the form of note included therein.(3)
4.5    Rights Agreement between ADT Limited and Citibank, N.A.
       dated as of November 6, 1996.(5)

4.6 First Amendment between ADT Limited and Citibank, N.A. dated as of March 3, 1997 to Rights Agreement between ADT Limited and Citibank, N.A. dated as of November 6, 1996.(5)
4.7    Second Amendment between ADT Limited and Citibank, N.A.
       dated as of July 2, 1997 to the Rights Agreement
       (Incorporated by reference to Form 8-A/A dated July 2,
       1997.)
4.8    Indenture dated April 30, 1992 between Former Tyco and
       Security Pacific National Trust Company (New York).
       (Incorporated by reference to Former Tyco's Form 10-Q for the period ended March 31, 1992.)
4.9    First Supplemental Indenture dated April 30, 1992 between
       Former Tyco and Security Pacific National Trust Company (New
       York). (Incorporated by reference to Former Tyco Form 10-Q for the period ended March 31, 1992.)
4.10 Second Supplemental Indenture, dated as of March 8, 1993, between Former Tyco and BankAmerica National Trust Company, as Trustee. (Incorporated by reference to Tyco International
       Ltd.'s Form 8-K filed on March 8, 1993.)
4.11   Form of Indenture, dated as of June 9, 1998 among Tyco
       International Group S.A. (TIG), Tyco and The Bank of New
       York, as trustee.(12)
4.12   Form of Supplemental Indenture No. 1, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as Trustee, relating to the 6 1/8% Notes due 2001 of the Company
       (including the form of Notes).(12)
4.13   Form of supplemental Indenture No. 2, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as Trustee, relating to the 6 3/8% Notes due 2005 of the Company
       (including the form of Notes).(12)
4.14   Form of Supplemental Indenture No. 3, dated as of June, 9,
       1998, among TIG, Tyco and The Bank of New York, as Trustee, relating to the 7% Notes due 2028 of the Company (including the form of Notes).(12)
4.15   Form of Supplemental Indenture No. 4, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as Trustee, relating to the 6 1/4% Dealer remarketable securities(sm)
       (Drs.(tm)) due 2013 of the Company (including the form of Drs.).(12)
4.16   Form of Supplemental Indenture No. 5, dated as of November
       2, 1998, among TIG, Tyco and the Bank of New York, as
       Trustee, relating to the 5.875% Notes due 2004 of TIG.
       (Filed Herewith).
4.17   Form of Supplemental Indenture No. 6, dated as of November
       2, 1998, among TIG, Tyco and the Bank of New York, as
       Trustee, relating to the 6.125% Notes due 2004 of TIG.
       (Filed Herewith).
4.18   Form of Indenture among United States Surgical Corporation
       ("USSC") and the Bank of New York, as Trustee, relating to the 7.25% Senior Debt Securities due 2008 of USSC
       (incorporated by reference to Exhibit 4(a) to USSC's Form
       S-3 (File No. 333-46239) filed March 6, 1998).
4.19 Officers Certificate, dated March 17, 1998, defining the terms of the debenture among USSC and the Bank of New York, as Trustee relating to the 7.25% Senior Debt Securities due
       2008 of USSC. (Filed Herewith).
4.20   Indenture, dated as of September 15, 1995, between Graphic
       Controls Corporation and United States Trust Company of New
       York, as Trustee (incorporated by reference to Exhibit 4.2 to the Graphic Controls Corporation's Registration Statement on Form S-4 (File No. 33-99094).
4.21   Form of 12% Senior Subordinated Notes due 2005 of Graphic
       Controls Corporation (incorporated by reference to Exhibit
       4.3 to the Graphic Controls Corporation's Registration
       Statement on Form S-4 (Filed No. 33-99094).
4.22   364-Day Credit Agreement, Five-Year Credit Agreement and
       Bridge Credit Agreement, each dated as of June 27, 1997
       (Incorporated by reference to Tyco International (US) Inc.'s
       Form 10-K for the fiscal year ended June 30, 1997.)
4.23   Parent Guarantee Agreement dated as of July 2, 1997
       (Incorporated by reference into Tyco International (US)
       Inc.'s Form 10-K for the fiscal year ended June 30, 1997.)

4.24       $1.75 billion 364-day Credit Agreement dated February 13, 1998 held by Tyco International Group S.A.
           (TIG).(8)
4.25       $500 million Extendible Credit Agreement dated February 13, 1998 held by TIG.(8)
4.26       Parent Guarantee Agreement dated as of February 13, 1998.(8)
10.1       Agreement and Plan of Merger, dated as of March 17, 1997, by and among ADT Limited, Limited Apache, Inc.
           and Former Tyco.(4)
10.2       Agreement and Plan of Merger, dated as of May 20, 1997, by and among Former Tyco, T6 Acquisition Corp. and
           Keystone International, Inc. (Incorporated by reference as an Exhibit to Former Tyco's Registration
           Statement No. 333-31631 on Form S-4 filed on July 18, 1997.)
10.3       Purchase Agreement dated December 20, 1997 by and among American Cyanamid Company, American Home Products
           Corporation, AHP Subsidiary Holding Corporation and Tyco International (US) Inc.(9)
10.4       Parent Guarantee of obligations dated December 20, 1997.(9)
10.5       First Amendment to Purchase Agreement dated February 27, 1998 by and among American Cyanamid Company,
           American Home Products Corporation, AHP Subsidiary Holding Corporation and Tyco International (US) Inc.(9)
10.6       Agreement and Plan of Merger, dated as of May 25, 1998, by and among Tyco International Ltd., T11
           Acquisition Corp. and United States Surgical Corporation.(10)
10.7       Rules of the ADT UK Executive Share Option Scheme (1984), amended to reflect the reverse split of Common
           Shares effective June 17, 1991.(1)*
10.8       Rules of the ADT International Executive Share Option Plan, amended to reflect the reverse split of Common
           Shares effective June 17, 1991.(1)*
10.9       Rules of the ADT UK and International Executive Share Option Schemes (1984) New Section, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*
10.10      Rules of the ADT Senior Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*
10.11      US (1990) Stock Option Plan of ADT Limited, amended to reflect the reverse split of Common Shares effective June 17, 1991.(1)*
10.12      Agreement between ADT Automotive Holdings, Inc. and Michael J. Richardson dated as of January 29,
           1997.(5)*
10.13      Incentive Compensation Agreement between ADT, Inc. and Michael J. Richardson dated as of February 10,
           1997.(5)*
10.14      Severance Agreement between ADT Security Services, Inc. and Raymond Gross dated as of February 26,
           1997.(5)*
10.15      Consulting Agreement between ADT, Inc. and John E. Danneberg dated as of August 28, 1996.(5)*
10.16      Form of Indemnification Agreement.(5)*
10.17      The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive
           Plan) (as amended July 2, 1997). (Incorporated by reference as an Exhibit to the Proxy Statement dated
           June 3, 1997 on Amendment No. 3 to Form S-4 dated June 3, 1997.)*
10.18      1978 Restricted Stock Ownership Plan for Key Employees. (Incorporated by reference to Former Tyco
           Shareholders' Proxy Statement for Annual Meeting of Shareholders on November 21, 1978.)*
10.19      1981 Key Employee Loan Program. (Incorporated by reference to Former Tyco's Form 10-K for the year ended
           May 31 1982.)*
10.20      1983 Key Employee Loan Program. (Incorporated by reference to Former Tyco's Form 10-K for the year ended
           May 31, 1983.)*

10.21  1983 Restricted Stock Ownership Plan for Key Employees.
       (Incorporated by reference to Former Tyco Shareholders'
       Proxy Statement for Annual Meeting of Shareholders on
       October 18, 1983.)*
10.22  1983 Key Employee Loan Program, as amended December 9, 1993
       (Incorporated by reference to Former Tyco's Form 10-K for
       the year ended June 30, 1994.)*
10.23  Tyco Incentive Compensation Plan. (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30,
       1994.)*
10.24  1994 Restricted Stock Ownership Plan for Key Employees.
       (Incorporated by reference to Former Tyco Shareholders'
       Proxy Statement for Annual Meeting of Shareholders on
       October 19, 1994.)
10.25  Tyco International Ltd. Supplemental Executive Retirement
       Plan (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1995).*
21.1   Subsidiaries of the registrant. (Filed herewith.)
23.1   Consent of PricewaterhouseCoopers (Filed herewith.)
23.2   Consent of Arthur Andersen LLP (Filed herewith.)
27     Financial Data Schedule. (Filed herewith.)

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

 (4) Incorporated by reference to an Exhibit to the Former Tyco's Current Report dated March 17, 1997 on Form 8-K filed March 25, 1997.

 (5) Incorporated by reference to an Exhibit to the Registrant's Schedule 14D-9 dated March 3, 1997.

 (6) Incorporated by reference to an Exhibit to the Registrant's Current Report dated July 2, 1997 on Form 8-K filed July 10, 1997.

 (7) Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (8) Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

 (9) Incorporated by reference to an Exhibit to the Registrant's Current Report dated February 27, 1998 on Form 8-K filed March 11, 1998.

(10) Incorporated by reference to an Exhibit to the Registrant's Current Report dated May 25, 1998 on Form 8-K filed June 24, 1998.

(11) Incorporated by reference to an Exhibit to the Registrant's Form S-3 filed June 9, 1998.

(12) Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on Form S-3 (File Nos. 333-50855 and 333-50855-01) filed June 9, 1998.

   * Management contract or compensatory plan.

     (c) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the last quarter of Fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TYCO INTERNATIONAL LTD.

                                          By       /s/ MARK H. SWARTZ
                                            ------------------------------------
                                                       MARK H. SWARTZ
                                             EXECUTIVE VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                          OFFICER)
Date: December 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----

              /s/ L. DENNIS KOZLOWSKI                Chairman of the Board, Chief
---------------------------------------------------  Executive Officer, President
                L. DENNIS KOZLOWSKI                  and Director (Principal
                                                     Executive Officer)

              /s/ MICHAEL A. ASHCROFT                Director
---------------------------------------------------
                MICHAEL A. ASHCROFT

               /s/ JOSHUA M. BERMAN                  Director, Vice President
---------------------------------------------------
                 JOSHUA M. BERMAN

               /s/ RICHARD S. BODMAN                 Director
---------------------------------------------------
                 RICHARD S. BODMAN

                 /s/ JOHN F. FORT                    Director                        December 10, 1998
---------------------------------------------------
                   JOHN F. FORT

                /s/ STEPHEN W. FOSS                  Director
---------------------------------------------------
                  STEPHEN W. FOSS

             /s/ RICHARD A. GILLELAND                Director
---------------------------------------------------
               RICHARD A. GILLELAND

               /s/ PHILIP M. HAMPTON                 Director
---------------------------------------------------
                 PHILIP M. HAMPTON

             /s/ JAMES S. PASMAN, JR.                Director
---------------------------------------------------
               JAMES S. PASMAN, JR.

               /s/ W. PETER SLUSSER                  Director
---------------------------------------------------
                 W. PETER SLUSSER

                /s/ MARK H. SWARTZ                   Executive Vice President and
---------------------------------------------------  Chief Financial Officer
                  MARK H. SWARTZ

              /s/ FRANK E. WALSH, JR.                Director
---------------------------------------------------
                FRANK E. WALSH, JR.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Keystone International, Inc., a wholly owned subsidiary, for the year ended December 31, 1996, which statements reflect net sales constituting 8.4% of consolidated net sales for the year ended December 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Keystone International, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
October 23, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Keystone International, Inc.:

     We have audited the consolidated statements of income, changes in shareholders' investment and cash flows of Keystone International, Inc. (a Texas corporation) and subsidiaries for the year ended December 31, 1996, which are not included herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Keystone International, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

January 31, 1997
Houston, Texas

                            TYCO INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
(IN MILLIONS, EXCEPT SHARE DATA)                                1998         1997
------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents...................................  $   820.1    $   369.8
Receivables, less allowance for doubtful accounts of $256.9
  in 1998 and $107.7 in 1997................................    2,082.5      1,600.4
Contracts in process........................................      565.3        450.2
Inventories.................................................    1,460.0      1,124.8
Deferred income taxes.......................................      562.9        389.4
Prepaid expenses and other current assets...................      252.5        174.2
                                                              ---------    ---------
Total current assets........................................    5,743.3      4,108.8
PROPERTY, PLANT AND EQUIPMENT, NET..........................    3,710.1      2,924.0
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    6,396.5      2,933.2
LONG-TERM INVESTMENTS.......................................      124.4        108.5
DEFERRED INCOME TAXES.......................................      147.5        144.0
OTHER ASSETS................................................      404.8        228.5
                                                              ---------    ---------
TOTAL ASSETS................................................  $16,526.6    $10,447.0
                                                              =========    =========
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt......  $   350.0    $   250.0
Accounts payable............................................    1,279.5      1,012.0
Accrued expenses and other current liabilities..............    2,295.4      1,853.4
Contracts in process -- billings in excess of costs.........      332.9        293.7
Deferred revenue............................................      260.6        152.3
Income taxes................................................      517.9        403.5
Deferred income taxes.......................................       11.9         26.9
                                                              ---------    ---------
Total current liabilities...................................    5,048.2      3,991.8
LONG-TERM DEBT..............................................    4,652.6      2,480.6
OTHER LONG-TERM LIABILITIES.................................      631.8        497.5
DEFERRED INCOME TAXES.......................................       57.1         47.7
                                                              ---------    ---------
TOTAL LIABILITIES...........................................   10,389.7      7,017.6
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 1,503,750,000 shares
  authorized; 586,645,251 shares outstanding in 1998 and
  536,357,498 shares outstanding in 1997, net of 3,371,003
  shares owned by subsidiaries in 1998......................      117.3        107.3
Capital in excess:
  Share premium.............................................    3,585.1      2,041.3
  Contributed surplus, net of deferred compensation of $46.3
     in 1998 and $2.2 in 1997...............................    2,376.9      2,305.7
Currency translation adjustment.............................     (182.7)      (161.6)
Accumulated earnings (deficit)..............................      240.3       (863.3)
                                                              ---------    ---------
Total shareholders' equity..................................    6,136.9      3,429.4
                                                              ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $16,526.6    $10,447.0
                                                              =========    =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         NINE MONTHS
                                                        YEAR ENDED          ENDED         YEAR ENDED
                                                       SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
(IN MILLIONS, EXCEPT PER SHARE DATA)                       1998             1997             1996
-----------------------------------------------------------------------------------------------------
Net sales............................................    $12,311.3        $7,588.2         $8,103.7
Cost of sales........................................      8,046.4         5,102.6          5,475.2
Selling, general and administrative expenses.........      2,341.2         1,534.9          1,656.5
Merger, restructuring and other non-recurring
  charges............................................           --           917.8            246.1
Charge for the impairment of long-lived assets.......           --           148.4            744.7
Write off of purchased in-process research and
  development........................................           --           361.0               --
                                                         ---------        --------         --------
Operating income (loss)..............................      1,923.7          (476.5)           (18.8)
Interest income......................................         30.9            24.2             31.5
Interest expense.....................................       (236.2)         (137.5)          (193.3)
Other income less expenses...........................           --              --            119.4
                                                         ---------        --------         --------
Income (loss) before income taxes and extraordinary
  items..............................................      1,718.4          (589.8)           (61.2)
Income taxes.........................................       (541.3)         (187.0)          (235.5)
                                                         ---------        --------         --------
Income (loss) before extraordinary items.............      1,177.1          (776.8)          (296.7)
Extraordinary items, net of taxes....................         (2.4)          (58.3)            (8.4)
                                                         ---------        --------         --------
Net income (loss)....................................      1,174.7          (835.1)          (305.1)
Dividends on preference shares.......................           --              --              (.3)
                                                         ---------        --------         --------
Net income (loss) available to common shareholders...    $ 1,174.7        $ (835.1)        $ (305.4)
                                                         =========        ========         ========
Basic earnings (loss) per common share:
  Income (loss) before extraordinary items...........    $    2.07        $  (1.50)        $   (.62)
  Extraordinary items, net of taxes..................           --            (.11)            (.02)
  Net income (loss) per common share.................         2.07           (1.61)            (.64)

Diluted earnings (loss) per common share:
  Income (loss) before extraordinary items...........    $    2.02        $  (1.50)        $   (.62)
  Extraordinary items, net of taxes..................           --            (.11)            (.02)
  Net income (loss) per common share.................         2.01           (1.61)            (.64)

Weighted-average number of common shares outstanding:
  Basic..............................................        568.6           519.5            475.6
  Diluted............................................        586.8           519.5            475.6

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996,
THE NINE MONTHS ENDED SEPTEMBER 30, 1997                   COMMON                                CURRENCY     ACCUMULATED
AND YEAR ENDED SEPTEMBER 30, 1998                       SHARES $0.20    SHARE     CONTRIBUTED   TRANSLATION    EARNINGS
                    (IN MILLIONS)                        PAR VALUE     PREMIUM      SURPLUS     ADJUSTMENT     (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996, as previously restated...      $ 94.2      $1,052.5    $2,004.9       $ (31.4)      $ 222.5
  Effect of the Former Tyco's excluded activity (as
    described in Note 1)..........................                                      2.9         (19.6)        121.2
  Exchange of Liquid Yield Option Notes...........                                       .3
  Net loss........................................                                                               (305.1)
  Dividends.......................................                                                                (57.6)
  Restricted stock grants, cancellations, tax benefits
    and other.....................................             .2                      25.8                          .5
  Warrants and options exercised..................             .4          28.5         (.2)
  Purchase of treasury shares.....................                                     (4.4)
  Amortization of deferred compensation...........                                     15.7
  Minimum pension liability adjustment............                                                                  3.6
  Issuance of stock for acquisition...............            1.4                     129.0
  Other treasury stock transactions...............                                     (4.7)
  Currency translation and other adjustments......                                      (.5)          8.5
                                                           ------      --------    --------       -------       -------
Balance at December 31, 1996......................           96.2       1,081.0     2,168.8         (42.5)        (14.9)
  Pooling of interests with INBRAND (as described in
    Note 1).......................................            2.0                      15.9           (.2)         27.6
                                                           ------      --------    --------       -------       -------
Balance at December 31, 1996, as restated.........           98.2       1,081.0     2,184.7         (42.7)         12.7
  Effect of ASH's excluded activity (as described in
    Note 2).......................................                                                                  (.8)
  Liquidation of ASH's ESOP.......................                                                                  2.5
  Sale of common shares...........................            4.7         639.2        10.6
  Exchange of Liquid Yield Option Notes...........            1.0                      82.0
  Net loss........................................                                                               (835.1)
  Dividends.......................................                                                                (43.4)
  Restricted stock grants, cancellations, tax benefits
    and other.....................................                                    (18.0)
  Warrants and options exercised..................            3.3         321.1        (1.5)
  Amortization of deferred compensation...........                                     48.5
  Minimum pension liability adjustment............                                                                   .6
  Other treasury stock transactions...............                                      (.1)
  Currency translation and other adjustments......             .1                       (.5)       (118.9)           .2
                                                           ------      --------    --------       -------       -------
Balance at September 30, 1997.....................          107.3       2,041.3     2,305.7        (161.6)       (863.3)
  Sale of common shares...........................            5.1       1,239.9
  Exchange of Liquid Yield Option Notes...........            1.8                     153.5
  Net income......................................                                                              1,174.7
  Dividends.......................................                                                                (59.2)
  Restricted stock grants, net of surrenders, and
    other.........................................             .1                        .2
  Warrants and options exercised..................            3.7         303.9        35.9
  Purchase of treasury shares.....................            (.7)                   (221.9)
  Stock compensation expense, including amortization
    of deferred compensation......................                                     42.4
  Minimum pension liability adjustment............                                                                (11.9)
  Issuance of common shares for acquisition.......             .1                      14.6
  Tax benefit on stock transactions...............                                     47.2
  Currency translation and other adjustments......            (.1)                      (.7)        (21.1)
                                                           ------      --------    --------       -------       -------
Balance at September 30, 1998.....................         $117.3      $3,585.1    $2,376.9       $(182.7)      $ 240.3
                                                           ======      ========    ========       =======       =======

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                  NINE MONTHS
                                                               YEAR ENDED            ENDED         YEAR ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,    DECEMBER 31,
(IN MILLIONS)                                                     1998               1997             1996
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $1,174.7           $  (835.1)      $  (305.1)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Merger, restructuring and other non-recurring charges.....          --               207.4           217.4
  Charge for the impairment of long-lived assets............          --               148.4           744.7
  Write off of purchased in-process research and
    development.............................................          --               361.0              --
  Extraordinary items.......................................         2.4                58.3             8.4
  Depreciation..............................................       413.3               286.3           339.0
  Goodwill and other intangibles amortization...............       153.0                92.3            88.3
  Debt and refinancing cost amortization....................        11.0                15.9            25.5
  Interest on ITS vendor note...............................       (11.5)               (7.7)           (8.9)
  Deferred income taxes.....................................       121.0              (295.7)           32.7
  Gain arising from the ownership of investments............          --                  --           (53.2)
  Settlement gain...........................................          --                  --           (69.7)
  Provisions for losses on accounts receivable and
    inventory...............................................       115.4                58.1            36.2
  Changes in assets and liabilities:
    Receivables.............................................       (86.2)             (110.1)          (99.8)
    Proceeds from accounts receivable sale..................          --                75.0              --
    Contracts in process....................................       (91.4)             (159.7)           17.8
    Inventories.............................................       (53.6)               (6.2)          (33.3)
    Accounts payable, accruals and other liabilities........      (317.7)              542.8          (135.8)
    Income taxes payable....................................       150.3               302.3           (13.0)
    Deferred revenue........................................       (12.4)                6.2             4.3
    Other, net..............................................        68.2                37.9            25.6
                                                                --------           ---------       ---------
  Net cash provided by operating activities.................     1,636.5               777.4           821.1
                                                                --------           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................      (781.3)             (519.1)         (532.9)
Acquisition of businesses...................................    (3,816.6)           (1,344.8)         (822.6)
Disposal of other investments and other.....................        (8.4)                 --            62.7
                                                                --------           ---------       ---------
  Net cash utilized by investing activities.................    (4,606.3)           (1,863.9)       (1,292.8)
                                                                --------           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts of short-term debt.............................       202.3               918.5           232.6
Net proceeds from issuance of public debt...................     2,744.5                  --              --
Repayment of long-term debt, including debt tender..........      (988.1)             (961.6)         (269.6)
Proceeds from long-term debt................................       219.0               234.6           386.6
Proceeds from sale of common shares.........................     1,245.0               654.5              --
Proceeds from exercise of options...........................       307.4               322.9            32.3
Dividends paid..............................................       (56.5)              (37.9)          (56.7)
Purchase of treasury shares.................................      (222.6)                 --            (9.7)
Other.......................................................       (30.9)                 --           (28.9)
                                                                --------           ---------       ---------
  Net cash provided by financing activities.................     3,420.1             1,131.0           286.6
                                                                --------           ---------       ---------
Net increase (decrease) in cash and cash equivalents........       450.3                44.5          (185.1)
Cash and cash equivalents at beginning of year..............       369.8               324.2           429.8
Adjustment for INBRAND's cash and cash equivalents at
  January 1, 1997 (as described in Note 1)..................          --                 1.9              --
Effect of the excluded results of ASH and Former Tyco (as
  described in Notes 1 and 2)...............................          --                (0.8)           79.5
                                                                --------           ---------       ---------
Cash and cash equivalents at end of year....................    $  820.1           $   369.8       $   324.2
                                                                ========           =========       =========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................    $  187.7           $   161.0       $   166.0
                                                                ========           =========       =========
Income taxes paid (net of refunds)..........................    $  201.0           $   139.6       $   152.9
                                                                ========           =========       =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note 2, on July 2, 1997 a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd. (the "Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). In addition, as more fully described in
Note 2, Tyco merged with INBRAND Corporation ("INBRAND") and Keystone International, Inc. ("Keystone") on August 27, 1997 and August 29, 1997, respectively. These transactions are referred to herein as the "mergers". These consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared following the pooling of interests method of accounting for the mergers and therefore reflect the combined financial position, operating results and cash flows of ADT, Former Tyco and Keystone as if they had been combined for all periods presented and of INBRAND from January 1, 1997. The restated combined financial statements do not include the financial position, operating results and cash flows of INBRAND prior to January 1, 1997 due to immateriality. In accordance with the pooling of interests method of accounting, the Fiscal 1997 beginning Accumulated Earnings (Deficit) balance in the Consolidated Statement of Shareholders' Equity has been restated to record the merger with INBRAND. Prior to the mergers, ADT and Keystone had calendar year ends and the Former Tyco had a June 30 fiscal year end. The Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the year ended December 31, 1996 reflect the combination of the calendar year end consolidated results of operations and cash flows for ADT, Keystone and the Former Tyco. The results of operations and cash flows for the Former Tyco from July 1, 1995 to December 31, 1995, which have been excluded from historical combined results, are reflected as adjustments in the 1996 Consolidated Statements of Shareholders' Equity and Cash Flows.

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

     Change in Year End -- In September 1997 the Company changed its fiscal year end from December 31 to September 30. The change in year end resulted in a short fiscal year covering the nine month transition period from January 1 to September 30, 1997. References to Fiscal 1998, Fiscal 1997 and 1996 throughout these consolidated financial statements refer to the twelve months ended September 30, 1998, the nine months ended September 30, 1997 and the calendar year ended December 31, 1996, respectively.

     Cash Equivalents -- All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     Inventories -- Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

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

     Goodwill and Other Intangible Assets -- Goodwill, which is being amortized on a straight-line basis over periods ranging from 10 to 40 years, was $5,635.0 million and $2,631.7 million at September 30, 1998 and 1997, respectively. Accumulated amortization amounted to $453.8 million at September 30, 1998 and $332.5 million at September 30, 1997. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

     Other intangible assets include patents, trademarks, customer contracts and other items, which are being amortized on a straight-line basis over lives ranging from 2 to 30 years. At September 30, 1998 and September 30, 1997, accumulated amortization amounted to $108.6 million and $76.9 million, respectively.

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

     Contract sales for installation of fire protection systems, underwater cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

     Accounts receivable include amounts billed under retainage provisions for fire protection contracts. Retention balances of $38.7 million at September 30, 1998, which become due upon contract completion and acceptance, are expected to be substantially collected during the fiscal year ending September 30, 1999 ("Fiscal 1999").

     Share Premium and Contributed Surplus -- In accordance with the Bermuda Companies Act of 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

     Income Taxes -- Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax

                            TYCO INTERNATIONAL LTD.

liabilities and assets are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Research and Development -- Research and development expenditures are expensed when incurred.

     Advertising -- Advertising costs are expensed when incurred.

     Translation of Foreign Currency -- Assets and liabilities of the Company's subsidiaries operating outside of the United States which account in a functional currency other than U.S. dollars, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income (loss).

     Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income (loss).

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

     Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which are both effective for years beginning after December 15, 1997. Adoption of these standards is not expected to impact the financial results of the Company.

                            TYCO INTERNATIONAL LTD.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. This statement revises financial statement disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. Adoption of this standard is not expected to impact the financial results of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently analyzing this new standard.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with current year presentation.

     Stock Split -- Per share amounts and share data have been retroactively adjusted to reflect the two-for-one stock split described in Note 10.

2.  MERGERS

     Tyco's Merger with Keystone -- In August 1997, Tyco merged with Keystone International, Inc. A total of approximately 34.8 million Tyco common shares were issued to the former shareholders of Keystone.

     Tyco's Merger with INBRAND -- In August 1997, Tyco merged with INBRAND Corporation. A total of approximately 10.2 million Tyco common shares were issued to the former shareholders of INBRAND.

     ADT's Merger with the Former Tyco -- In July 1997, a wholly-owned subsidiary of ADT merged with the Former Tyco. Shareholders of ADT, through a reverse stock split, received 0.48133 shares of the Company's common stock for each share of ADT common stock outstanding, and the Former Tyco shareholders received one share of the Company's common stock for each share of the Former Tyco common stock outstanding or a total of approximately 336.8 million Tyco common shares. All historical common share and per share data of the Company have been retroactively restated to reflect the reverse stock split.

     Each of the three merger transactions discussed above was accounted for under the pooling of interests accounting method, which presents as a single interest, common shareholder interests which were previously independent. The historical consolidated financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods. As discussed in Note 1, the consolidated financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality.

     Aggregate fees and expenses related to the three mergers discussed above and to the integration of the combined companies have been expensed in the accompanying consolidated statement of operations for the nine months ended September 30, 1997 as required under the pooling of interests accounting method. This includes transaction costs of approximately $239.8 million relating to legal, printing, accounting, financial advisory services, severance costs payable at the effective time of the merger and other direct expenses. It also includes charges of approximately $678.0 million to reflect the combination of the four companies, including severance costs, integration costs, the costs associated with the elimination of excess facilities and the satisfaction of certain liabilities. In addition, the Company recorded a charge of $148.4 million for the impairment of long-lived assets. See Notes 11 and 15.

                            TYCO INTERNATIONAL LTD.

     Combined and separate results of ADT, Former Tyco, Keystone and INBRAND for the periods preceding the mergers were as follows:

                                                           FORMER
                                                 ADT        TYCO     KEYSTONE   INBRAND(I)   COMBINED
                                                 ---       ------    --------   ----------   --------
                                                                   (IN MILLIONS)
Six Months ended June 30, 1997 (unaudited)
  Net sales..................................  $  923.9   $3,505.6    $331.2      $118.7     $4,879.4
  Net income (loss)..........................      47.2      244.6      22.9       (28.9)       285.8
Year ended December 31, 1996
  Net sales..................................   1,704.0    5,721.8     677.9       --         8,103.7
  Extraordinary items, net of taxes..........      (8.4)     --        --          --            (8.4)
  Net (loss) income..........................    (695.1)     348.1      41.9       --          (305.1)

---------------
(i) The restated combined financial statements for periods prior to January 1, 1997 do not include INBRAND due to immateriality (see Note 1).

  ADT's Merger with Automated Security (Holdings) PLC ("ASH")

     In September 1996, ADT merged with and acquired the whole of the issued capital of ASH, a United Kingdom quoted company (the "ASH merger"). ASH is engaged in the provision of electronic security services in North America and Europe. The total consideration in respect of the whole of the issued capital of ASH consisted of the issue of approximately 6.8 million common shares of the Company.

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

     Combined and separate results of ADT and ASH for the periods preceding the ADT and ASH merger were as follows:

                                                     ADT        ASH      ADJUSTMENTS    COMBINED
                                                     ---        ---      -----------    --------
                                                                   (IN MILLIONS)
Six months ended June 30, 1996 (unaudited)
  Net sales......................................  $ 715.6    $ 118.1      $--          $ 833.7
  Extraordinary items, net of taxes..............     (1.2)     --          --             (1.2)
  Net loss.......................................   (347.7)    (328.9)      0.5(i)       (676.1)

---------------
(i) Income tax adjustment arising on preference share dividends accrued by the ASH group but not payable following merger.

     All fees and expenses related to the ASH merger have been expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $8.8 million in 1996.

3.  ACQUISITIONS AND DIVESTITURES

     During Fiscal 1998 the Company acquired companies in each of its business segments for an aggregate of $4.20 billion, including $3.82 billion in cash, the assumption of approximately $240 million in debt and the

                            TYCO INTERNATIONAL LTD.

issuance of 271,416 common shares valued at $14.7 million and 1,254 subsidiary preference shares valued at $125.4 million. The cash portions of the acquisitions were made utilizing cash on hand, borrowings under the bank credit agreements, proceeds of approximately $1.25 billion from the sale of common shares, as well as borrowings under the Company's uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $3.62 billion in goodwill and other intangibles was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities recorded during Fiscal 1998 include approximately $57.8 million for transaction and other direct costs, $151.0 million for severance and related costs and $278.9 million for costs associated with the shut down and consolidation of certain acquired facilities. At September 30, 1998, accrued liabilities for approximately $38.8 million in transaction and other costs, $121.9 million in severance costs and $264.7 million for facility related costs remained on the balance sheet.

     The Fiscal 1998 acquisitions discussed above include the acquisition of the Sherwood-Davis & Geck division ("Sherwood") of American Home Products Corporation, which was purchased for cash of $1.77 billion. As a result of this acquisition, approximately $1.44 billion in goodwill and other intangibles was recorded by the Company. Sherwood is a manufacturer of medical and surgical devices, such as catheters, needles and syringes, sutures, thermometers and other specialized disposable medical products, with annual revenues of approximately $1.0 billion. Sherwood is being integrated with Kendall within Tyco's Disposable and Specialty Products segment.

     In July 1998, the Company acquired the U.S. operations of Crosby Valve, Inc. in exchange for 1,254 cumulative dividend preference shares of a newly created subsidiary, valued at $125.4 million. The subsidiary has authorized 2,000 cumulative dividend preference shares. The holders of these preference shares have the option to require the Company to repurchase the preference shares at par value plus unpaid dividends at any time after July 2001. The outstanding preference shares were issued at $100,000 par value each and have been classified in Other Long-Term Liabilities on the accompanying 1998 Consolidated Balance Sheet. Cash dividends accumulate on a preferred basis, whether or not earned or declared, at the rate of $3,750 per share per annum. Upon liquidation, the holders of shares are entitled to receive an amount equal to $100,000 per share, plus any unpaid dividends. These preference shares may be redeemed by the subsidiary at any time on or after December 31, 2008 at a price per share of $100,000, plus unpaid dividends, adjusted for certain increases in the value of Tyco's stock, as defined.

                            TYCO INTERNATIONAL LTD.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed on January 1, 1997. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on January 1, 1997 or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to September 30, 1998.

                                               TWELVE MONTHS          NINE MONTHS
                                                   ENDED                 ENDED
                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                             ------------------    ------------------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Net Sales..................................      $13,589.7              $9,285.6
Income (loss) before extraordinary items...        1,019.6                (863.2)
Net income (loss)..........................        1,011.8                (923.0)
Net income (loss) per common share:
     Basic.................................           1.78                 (1.78)
     Diluted...............................           1.74                 (1.78)

     In addition to the mergers discussed in Note 2, in Fiscal 1997 the Company acquired companies in each of its business segments for an aggregate of $1.36 billion, including $1.34 billion in cash and the assumption of approximately $15.7 million in debt. The cash portions of the acquisitions were made utilizing cash on hand, funding from an equity offering of $645.2 million, as well as borrowings under the Company's uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $531.7 million in goodwill and other intangibles, net of the write-off of purchased in-process research and development, was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. At September 30, 1998, purchase liabilities for approximately $6.9 million in severance costs and $28.9 million for facility and other related costs remained on the balance sheet. In connection with the acquisition of AT&T's submarine systems business, the Company allocated $361.0 million of the purchase price to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses. The Company expects that the payout for employee severance and its consolidation of facilities related to these acquisitions will be substantially completed in Fiscal 1999, excluding certain leases for abandoned facilities.

     During 1996, the Company acquired companies in each of its business segments for an aggregate of $1.1 billion, including $822.6 million in cash, 3.5 million shares of the Company's common stock valued at $130.4 million and the assumption of approximately $155.0 million in debt. The cash acquisitions were made utilizing cash on hand, proceeds of approximately $300 million from the issuance of 6 1/2% public notes, as well as borrowings under the Company's uncommitted lines of credit. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $859.2 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. At September 30, 1998, purchase liabilities for approximately $21.5 million in severance costs and facility related costs remained on the balance sheet. The Company expects to complete the payout for employee severance and its consolidation of facilities in Fiscal 1999, excluding certain leases for abandoned facilities.

     As a result of the sale of a business in 1995, the Company holds a subordinated, non-collateralized zero coupon loan note maturing in 2004 ("Vendor Note"), together with a 10% interest of the ordinary share

                            TYCO INTERNATIONAL LTD.

capital of the issuer. The Vendor Note has a $205.4 million aggregate principal amount at maturity with an issue price of $83.9 million, reflecting a yield to maturity of 10.0% per annum, and was originally valued by the Company at $74.6 million. As of September 30, 1998, the Vendor Note is included in Long-Term Investments on the accompanying Consolidated Balance Sheet and has been accounted for at its amortized cost of $111.1 million (which approximates fair value). The fair value of the Vendor Note was estimated based on the Company's calculation of an appropriate fair value interest rate discount. This discount rate was determined based on an evaluation of current UK market conditions (private placement rates, discussions with financial sources, etc.) and the continued risk margin associated with deep discount debentures.

     During 1996, the Company entered into a settlement agreement related to a 1990 acquisition and a lawsuit originated by the Company in 1991. After deducting legal and other settlement costs, the net gain arising on this settlement amounted to $69.7 million, of which $65.0 million was included in other income and $4.7 million was included in interest income in 1996.

4.  INDEBTEDNESS

     Long-term debt is as follows:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
                                                                    (IN MILLIONS)
Bank and acceptance facilities..........................      $    0.8         $   56.4
Bank credit agreement(i)................................       1,359.0          1,400.0
Uncommitted lines of credit(ii).........................        --                 38.5
Variable rate term loan due 1998(iii)...................        --                 97.1
8.125% public notes due 1999(iv)........................          10.5             10.5
8.25% senior notes due 2000(iv).........................           9.5              9.5
6.34% senior notes due 2000.............................        --                 45.0
6.5% public notes due 2001..............................         299.0            298.7
6.125% public notes due 2001(v).........................         747.0           --
Sterling denominated bank facility due 2002(vi).........        --                137.5
9.25% senior subordinated notes due 2003(iv)............          14.1             14.1
6.375% public notes due 2004............................         104.6            104.5
6.375% public notes due 2005(v).........................         742.6           --
Zero coupon Liquid Yield Option Notes due 2010(vii).....         115.3            259.6
6.25% public Dealer Remarketable Securities ("Drs.") due
  2013(v)...............................................         762.8           --
9.5% public debentures due 2022(iv).....................          49.0             49.0
8.0% public debentures due 2023.........................          50.0             50.0
7.0% public notes due 2028(v)...........................         492.1           --
Other...................................................         246.3            160.2
                                                              --------         --------
Total debt..............................................       5,002.6          2,730.6
Less current portion....................................         350.0            250.0
                                                              --------         --------
Long-term debt..........................................      $4,652.6         $2,480.6
                                                              ========         ========

---------------
(i) In February 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow
      (a) up to $1.75 billion until February 12, 1999, with the option to extend to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus

                            TYCO INTERNATIONAL LTD.

      margins ranging from 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayments of amounts outstanding under this agreement are guaranteed by the Company. In accordance with the terms of this agreement, in June 1998 Tyco US and Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, elected that TIG become the borrower and that Tyco US cease to be the borrower under this agreement. All other terms and conditions in effect remained unchanged. Substantially all amounts outstanding under this credit agreement have been classified as long-term based on the Company's ability and intent to refinance this obligation on a long term basis.

      Simultaneously with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under the previously existing credit agreement from $1.75 billion to $950 million. In March 1998, Tyco US terminated the $950 million credit agreement. Balances outstanding at the time of termination were repaid with net proceeds from the sale of common shares (Note 10).

(ii) Uncommitted lines of credit are borrowings by Tyco US from commercial banks on an "as offered" basis. Borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates generally range from overnight to 90 days, and interest rates approximate those available under the TIG credit agreement.

(iii) In May 1997, a Tyco subsidiary entered into a L60 million term loan with a bank to refinance certain intercompany loans with external debt. Interest payable on borrowings was variable based upon U.K. LIBOR plus 0.35%. In March 1998, the term loan was repaid and the facility was terminated.

(iv) In July 1997, Tyco US tendered for its $145.0 million 8.125% public notes due 1999 and $200.0 million 9.5% public debentures due 2022, and ADT Operations, Inc. tendered for its $250.0 million 8.25% senior notes due 2000 and $294.1 million 9.25% senior subordinated notes due 2003. The percentage of debt tendered was 92.8% of the 8.125% notes, 75.5% of the 9.5% debentures, 96.2% of the 8.25% notes and 95.2% of the 9.25% notes. The two companies paid an aggregate amount, including accrued interest, of approximately $900.8 million to the note holders, of which $800.0 million was financed from the previously existing credit agreement discussed above. In connection with the tender, the Company recorded an after-tax charge of approximately $58.3 million, net of related income tax benefit of $33.0 million, primarily representing unamortized debt issuance fees and the premium paid, which was reported as an extraordinary loss
      (Note 13).

      The $250.0 million 8.25% senior notes due August 2000 were issued in August 1993, through a public offering, by ADT Operations, Inc. and are guaranteed on a senior basis by the Company and certain subsidiaries of ADT Operations, Inc. The senior notes are not redeemable prior to maturity.

      The $294.1 million 9.25% senior subordinated notes due August 2003 were issued in August 1993, through a public offering, by ADT Operations, Inc., and are guaranteed on a senior subordinated basis by the Company. The notes are redeemable in whole or in part, at the option of ADT Operations, Inc., at any time after August 1998 at the following redemption prices: during the twelve month period beginning (a) August 1998 at 103.75%, (b) August 1999 at 102.50%, (c) August 2000 at 101.25%, and thereafter at 100.00% of the principal amount. During 1996 the Company reacquired in the market $23.1 million face value of the senior subordinated notes at a purchase cost of $24.0 million, which was financed from cash on hand. The loss arising on reacquisition of $0.9 million, and related costs of $0.5 million, were included in extraordinary items (Note 13). In December 1998, ADT Operations, Inc. sent a notice of redemption to holders of these notes, calling the notes for redemption on December 31, 1998.

      In conjunction with the tenders described above, ADT Operations, Inc., through consent of the holders of the senior and senior subordinated notes, eliminated in the indentures pursuant to which such notes were issued (a) certain restrictive covenants and provisions and references to such restrictive covenants,

                            TYCO INTERNATIONAL LTD.

      (b) certain events of default to the extent relating to such restrictive covenants and (c) certain definitions to the extent relating to such restrictive covenants and events of default.

(v) In June 1998, TIG issued $750 million 6 1/8% notes due 2001, $750 million 6 3/8% notes due 2005, $750 million 6 1/4% Dealer Remarketable Securities(SM) ("Drs.")(SM) due 2013 and $500 million 7.0% notes due 2028 under a $3.75 billion public shelf registration statement. Interest is payable semi-annually in June and December. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003, which if exercised would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco (Note 24). The net proceeds of approximately $2.74 billion were ultimately used to repay borrowings under the $2.25 billion bank credit facility and uncommitted lines of credit of Tyco US. During Fiscal 1998, the effective interest rate on these instruments approximated the coupon rate.

(vi) In March 1997, ADT Finance entered into a sterling denominated bank credit facility of which $137.5 million (L85 million) is a term loan facility and $8 million is a revolving credit facility. The term loan facility was fully drawn down and was used to repay in part the $26 million drawn down under another sterling denominated bank credit facility entered into in January 1997. The new facility has a term of five years and is guaranteed by the Company and certain of its subsidiaries. Interest is payable at LIBOR plus a margin. Amounts outstanding under the term loan facility were repaid as of September 30, 1998 and the facility was terminated.

(vii) In July 1995, ADT Operations, Inc. issued $776.3 million aggregate principal amount at maturity of its zero coupon subordinated Liquid Yield Option Notes ("LYONs") maturing July 2010. The net proceeds of the issue amounted to $287.4 million which was used to repay in full all amounts outstanding under ADT Operations Inc.'s previous bank credit agreement, which was subsequently canceled. The issue price per LYON was $383.09, being 38.309% of the principal amount of $1,000 per LYON at maturity, reflecting a yield to maturity of 6.5% per annum (computed on a semi-annual bond equivalent basis). The discount amortization on the LYONs is being charged as interest expense through the consolidated statements of operations on a basis linked to the yield to maturity. The LYONs discount amortization for Fiscal 1998 amounted to $11.0 million (Fiscal 1997 -- $15.9 million; 1996 -- $20.3 million). Each LYON is exchangeable for common shares of the Company at the option of the holder at any time prior to maturity, unless previously redeemed or otherwise purchased by ADT Operations, Inc., at an exchange rate of 27.176 common shares per LYON. During Fiscal 1998 and Fiscal 1997, respectively, 342,752 and 188,290 Notes with carrying values of $155.3 million and $83.0 million were exchanged for 9,314,599 and 5,116,923 common shares of the Company. Any LYON will be purchased by ADT Operations, Inc., at the option of the holder, as of July 2002 for a purchase price per LYON of $599.46. At this time, if the holder exercises the option, the Company has the right to deliver all or a portion of the purchase price in the form of common shares of the Company. Beginning July 2002, the LYONs are redeemable for cash at any time at the option of ADT Operations, Inc., in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption. The LYONs are guaranteed on a subordinated basis by the Company.

     The weighted-average rate of interest on all long-term debt during Fiscal 1998 was 6.5% (Fiscal 1997 -- 7.6%; 1996 -- 8.0%).

     The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $350.0 in Fiscal 1999, $1,247.5 in Fiscal 2000, $1,092.9 in Fiscal 2001, $65.0 in Fiscal 2002 and $19.8 in Fiscal 2003.

     In June 1998, TIG entered into two interest rate swap agreements with a financial institution to hedge a portion of the fixed rate terms of its public notes. The agreements are for notional amounts of $650 million each and expire in June 2003 and June 2005, respectively. The Company receives payments at fixed rates of

                            TYCO INTERNATIONAL LTD.

6.25% and 6.375%, respectively, and makes floating rate payments based on LIBOR, as defined, but not to exceed 7.0% and 7.125%, respectively. At September 30, 1998, the floating rates under these agreements were 5.58% and 5.55%, respectively. The impact of the Company's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on reported interest expense was a reduction of $1.9 million, $0.8 million and $1.8 million for Fiscal 1998, Fiscal 1997 and 1996, respectively.

     Subsequent to September 30, 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of Notes: $400 million of 5.875% Notes due November 2004 and $400 million of 6.125% Notes due November 2008. Interest on each series of Notes is payable on May 1 and November 1 of each year, beginning May 1, 1999. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit facility. In addition, TIG entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% Notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined.

5.  SALE OF ACCOUNTS RECEIVABLE

     The Company has an agreement under which one of its operating subsidiaries sells a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, owns all of its assets and sells participating interests in such accounts receivable to financiers who, in turn, purchase and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiary sells new receivables. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Company's Consolidated Balance Sheets. At September 30, 1998 and 1997, the $300 million available under the program was fully utilized. The proceeds from the sales were used to reduce borrowings under uncommitted lines of credit and are reported as operating cash flows in the Company's Consolidated Statements of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs of issuing its own commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables of $17.3 million, $10.4 million, and $12.1 million during Fiscal 1998, Fiscal 1997 and 1996, respectively, and has been included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The operating subsidiary, as servicing agent for the purchaser, retains collection and administrative responsibilities for the participating interests in the defined pool.

6.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The Company also has currency options (notional amount of $153.6 million), as well as interest rate swaps. At September 30, 1998 and at September 30, 1997, the fair value of interest rate swaps approximated book value, and the fair value of long-term debt was approximately $5,044.7 million (book value of $4,652.6 million) and $2,482.6 million (book value of $2,480.6 million), respectively, based on current interest rates. The fair value of financial instruments included in working capital approximated book value.

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

                            TYCO INTERNATIONAL LTD.

7.  INCOME TAXES

     The provision (benefit) for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income (loss) before taxes and the Company's income tax provision are as follows:

                                                                    NINE
                                                                   MONTHS
                                                YEAR ENDED          ENDED         YEAR ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                               -------------    -------------    ------------
                                                   1998             1997             1996
                                                   ----             ----             ----
                                                               (IN MILLIONS)
Notional U.S. federal income taxes at the
  statutory rate.............................     $ 601.4          $(206.4)         $(21.5)
Adjustments to reconcile to the Company's
  income tax provision:
  U.S. state income tax provision, net.......        23.9             16.2            22.4
  SFAS 121 impairment........................          --             49.6           150.2
  Non U.S. net (earnings) losses.............       (71.1)           121.4            75.5
  Provision for unrepatriated earnings of
     subsidiaries............................          --             64.1              --
  Nondeductible restructuring charges........          --            112.9              --
  Other......................................       (12.9)            29.2             8.9
                                                  -------          -------          ------
  Provision for income taxes.................       541.3            187.0           235.5
  Deferred provision (benefit)...............       152.1           (257.4)           38.6
                                                  -------          -------          ------
  Current provision..........................     $ 389.2          $ 444.4          $196.9
                                                  =======          =======          ======

     The provisions for Fiscal 1998, Fiscal 1997, and 1996 included $154.8 million, $101.1 million and $45.3 million, respectively, for non-U.S. income taxes. The non-U.S. component of income (loss) before income taxes was $627.8 million, $(183.9) million and $(117.7) million for Fiscal 1998, Fiscal 1997, and 1996, respectively.

                            TYCO INTERNATIONAL LTD.

     The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
                                                                    (IN MILLIONS)
Deferred tax assets:
  Accrued liabilities and reserves........................    $  773.6         $  603.4
  Accrued postretirement benefit obligation...............        65.5             59.5
  Tax loss carryforwards..................................       239.8            284.7
  Interest................................................        78.9             92.7
  Other...................................................        16.5              5.1
                                                              --------         --------
                                                               1,174.3          1,045.4
                                                              --------         --------
Deferred tax liabilities:
  Property, plant and equipment...........................      (371.6)          (433.4)
  Contracts...............................................        (6.4)            (6.1)
  Accrued liabilities and reserves........................        (7.1)           (17.0)
  Other...................................................       (32.4)           (14.7)
                                                              --------         --------
                                                                (417.5)          (471.2)
                                                              --------         --------
  Net deferred income tax asset before valuation
     allowance............................................       756.8            574.2
  Valuation allowance.....................................      (115.4)          (115.4)
                                                              --------         --------
  Net deferred income tax asset...........................    $  641.4         $  458.8
                                                              ========         ========

     As of September 30, 1998, the Company had approximately $185 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $166 million have no expiration, and the remaining $19 million will expire in future years to 2004. U.S. operating loss carryforwards at September 30, 1998 were approximately $600 million and will expire in future years to 2018. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized.

8.  KEY EMPLOYEE LOAN PROGRAM

     Loans are made to employees of the Company under the Former Tyco 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under Former Tyco's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. During Fiscal 1998, the maximum amount outstanding was $143.5 million. Loans receivable under this program were $22.2 million and $12.3 million at September 30, 1998 and September 30, 1997, respectively.

9.  CONVERTIBLE REDEEMABLE PREFERENCE SHARES

     The Company has authorized 125,000,000 convertible cumulative redeemable preference shares of $1 each, of which none was outstanding at September 30, 1998 or September 30, 1997. Of the 125,000,000 convertible cumulative redeemable preference shares authorized, 7,500,000 have been classified as Series A First Preference Shares and are reserved for issuance pursuant to the Shareholder Rights Plan described below. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise of the remaining 117,500,000 convertible cumulative redeemable preference shares of $1 each, none of which are issued and outstanding, may be determined by the Company on or before the time of allotment.

                            TYCO INTERNATIONAL LTD.

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

     If, following an acquisition of 15% or more of the Company's common shares, the Company is involved in any mergers or other business combinations or sells or transfers more than 50% of its assets or earnings power, each right will entitle the holder to purchase, for the rights purchase price, common shares of the other party to such transaction, having a market value of twice the rights purchase price. The merger between ADT and Former Tyco (see Note 2) was specifically excluded from these provisions by an amendment to the Plan in July 1997.

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

10.  SHAREHOLDERS' EQUITY

     During the second quarter of Fiscal 1998, the shareholders approved an increase in the number of authorized common shares from 750,000,000 to 1,503,750,000.

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

     In March and April 1997, Former Tyco sold an aggregate of 23 million shares of common stock at $28.88 per share. The net proceeds from the sale of $645.2 million were used to repay indebtedness incurred for previous acquisitions.

     Prior to the merger of ADT with the Former Tyco, the shareholders of ADT approved the consolidating of $0.10 par value common shares into new $0.20 par value common shares and an increase in the number of authorized common shares to 750 million. Per share amounts and per share data have been retroactively adjusted to reflect the consolidation into new par value shares. Information with respect to ADT common shares and options has been retroactively restated in connection with the merger on July 2, 1997 to reflect the reverse stock split in the ratio of 0.48133 share of ADT for each share or option outstanding and the issuance

                            TYCO INTERNATIONAL LTD.

of one share for each share of the Former Tyco outstanding (see Note 2). Information with respect to Keystone and INBRAND common shares and options have been retroactively restated in connection with their mergers with Tyco to reflect their applicable merger exchange ratios of 0.48726 and 0.43, respectively.

     Restricted Stock -- The Former Tyco's 1978 Restricted Stock Ownership Plan (the "1978 Plan") provided for the award of 9.6 million shares of common stock to key employees through November 30, 1988. Under the 1978 Plan, approximately
9.5 million shares were granted, net of surrenders. The 1983 Restricted Stock Ownership Plan (the "1983 Plan") provided for the award of 13.6 million shares of common stock to key employees through October 18, 1993. Under the 1983 Plan, approximately 13.5 million shares were awarded, net of surrenders. The Former Tyco's 1994 Restricted Stock Ownership Plan (the "1994 Plan"), which was assumed by the Company, provides for the award of an initial amount of shares of common stock plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 1998, there were 8,540,055 shares available, of which 3,475,624 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

     For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period the performance criteria are measured. For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares, are credited to contributed surplus.

     The total compensation cost expensed for all stock-based compensation awards was $45.1 million, $48.5 million and $15.8 million for Fiscal 1998, Fiscal 1997 and 1996, respectively, including $29.6 million in Fiscal 1997 related to accelerated vesting in connection with changes in control provisions.

     Employee Stock Purchase Plan -- Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee stock purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a part of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

     Stock Options -- The Company has granted employee share options which were issued under five fixed share option plans and schemes which reserve common shares for issuance to the Company's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive
Plan -- the "Incentive Plan"). The Incentive Plan was originally approved by shareholders of ADT in October 1993 and certain subsequent amendments to the Incentive Plan were approved by shareholders of ADT in April 1996 and July 1997. The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent non-executive directors of the Company. Options are generally granted to purchase the Company common shares at prices which equate to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Certain options have been granted in prior years in which participants were required to pay a subscription price as a condition of vesting. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable in installments over a three year period from the date of grant and have a maximum term of ten years. The Company has reserved 44.0 million common shares for issuance under the Incentive Plan. Awards which the Company becomes obligated to make through the assumption of, or in substitution

                            TYCO INTERNATIONAL LTD.

for, outstanding awards previously granted by an acquired company do not count against the shareholder approved shares available for award under the Incentive Plan. At September 30, 1998 there were 4,557,648 shares available for future grant under the Incentive Plan. Subsequent to year end, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors on October 21, 1998. The Company has reserved 25.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan.

     In connection with the acquisition of Holmes Protection in Fiscal 1998, options outstanding under the Holmes' stock option plans were assumed by Tyco's Incentive Plan. In connection with the mergers occurring in Fiscal 1997 (see
Note 2), all of the options outstanding under the Former Tyco, Keystone and INBRAND stock option plans were assumed by Tyco's Incentive Plan. These options are administered under the Incentive Plan but retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

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

     During 1993, INBRAND adopted The INBRAND Corporation Stock Incentive Plan ("the INBRAND Incentive Plan"). Awards under the INBRAND Incentive Plan were in the form of qualified and non-qualified stock options and/or stock appreciation rights (SAR's). Grants under the INBRAND Incentive Plan could be made to any employee of INBRAND, any Director of the company, or any other person to whom the Compensation Committee determines that making such a grant is in the best interests of the company. The INBRAND Incentive Plan provides for a performance-based stock option format which governs the vesting of option awards. The INBRAND Incentive Plan provided that the exercise price shall not be less than the fair market value of the common stock as of the determination or grant date. Each option granted is exercisable only during the term fixed by the Compensation Committee, with such term ending from five to ten years after the grant date. If an option holder is still employed by the company thirty days prior to the option's expiration date, the options will fully vest. The INBRAND Incentive Plan contains provisions that restrict the transferability of grants and limit their exercise in the event of termination of employment or the disability or death of the grantee.

                            TYCO INTERNATIONAL LTD.

     Share option activity for all plans since January 1, 1996 has been as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                             EXERCISE
                                                              OUTSTANDING     PRICE
                                                              -----------    --------
At January 1, 1996..........................................   20,173,777     $12.91
  Effect of Former Tyco's excluded activity.................       39,500
  Assumed from acquisitions.................................    1,090,212      16.27
  Granted...................................................    7,896,075      17.14
  Exercised.................................................   (2,765,668)     10.57
  Canceled..................................................     (832,694)     16.65
                                                              -----------
At December 31, 1996........................................   25,601,202      14.49
  Adjustment for INBRAND merger (Note 1)....................    1,270,954      17.25
  Granted...................................................    8,524,470      36.31
  Exercised.................................................   (2,111,636)     11.01
  Canceled..................................................     (725,492)     18.64
                                                              -----------
At September 30, 1997.......................................   32,559,498      20.22
  Assumed from acquisitions.................................       43,616      20.45
  Granted...................................................    8,787,293      53.34
  Exercised.................................................  (17,477,625)     17.53
  Canceled..................................................     (854,620)     24.86
                                                              -----------
At September 30, 1998.......................................   23,058,162      35.20
                                                              ===========

     The following table summarizes information about outstanding and exercisable options at September 30, 1998:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  --------------------------------------   ----------------------
                                             WEIGHTED
                                WEIGHTED      AVERAGE                    WEIGHTED
                                AVERAGE      REMAINING                   AVERAGE
    RANGE OF        NUMBER      EXERCISE    CONTRACTUAL      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING    PRICE     LIFE -- YEARS   EXERCISABLE    PRICE
---------------   -----------   --------   -------------   -----------   --------
$ 0.00 to $ 4.95      57,775     $ 4.26         4.9            57,775     $ 4.26
  4.96 to   9.97     477,900       9.01         4.7           477,900       9.01
  9.98 to  14.88   5,094,823      12.90         6.1         3,093,751      12.73
 14.89 to  19.69   1,209,611      17.66         5.5           386,224      17.80
 19.70 to  24.82     646,908      21.76         6.1           202,401      21.62
 24.83 to  29.75   1,879,302      27.87         5.7           841,212      27.09
 29.76 to  39.38   6,863,489      38.38         5.9           671,057      37.78
 39.39 to  46.96   2,086,447      41.42         7.3           203,756      40.90
 46.97 to  56.24   1,177,374      54.48         4.6            21,574      52.92
 56.25 to  68.22   3,564,533      67.24         9.9         2,554,533      68.18
                  ----------                                ---------
          Total   23,058,162                                8,510,183
                  ==========                                =========

     Stock-Based Compensation -- During 1996, the Company was required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to measure

                            TYCO INTERNATIONAL LTD.

compensation cost in connection with executive share option plans and schemes using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and no compensation cost has been recorded. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's proforma net income (loss) and proforma net income (loss) per common share for Fiscal 1998, Fiscal 1997 and 1996 would have been as follows:

                                                          1998       1997       1996
                                                          ----       ----       ----
Net income (loss) -- proforma (in millions)...........  $1,133.4    $(854.0)   $(335.0)
Net income (loss) per common share -- proforma
  Basic...............................................      1.99      (1.64)      (.70)
  Diluted.............................................      1.94      (1.64)      (.70)

     The estimated weighted average fair value of Tyco options granted during Fiscal 1998 was $16.48 on the date of grant using the option-pricing model and assumptions referred to below. The estimated weighted average fair value of Tyco, Former Tyco and INBRAND options granted during Fiscal 1997 was $12.15, $9.55 and $37.17, respectively, on the date of grant using the option-pricing model and assumptions referred to below. There were no stock option grants for Keystone in Fiscal 1997.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for Fiscal 1998:

Expected stock price volatility.............................    22%
Risk free interest rate.....................................   5.62%
Expected annual dividends...................................   $0.10
Expected life of options....................................  5 years

     The following weighted average assumptions were used for Fiscal 1997:

                                                      TYCO      FORMER TYCO     INBRAND
                                                      ----      -----------     -------
Expected stock price volatility....................    22%          22%           55%
Risk free interest rate............................   6.07%        6.34%         6.26%
Expected annual dividends..........................   $0.10        $0.10          --
Expected life of options...........................  5 years      5 years      6.4 years

     The following weighted average assumptions were used for 1996:

                                                    ADT         FORMER TYCO      KEYSTONE
                                                    ---         -----------      --------
Expected stock price volatility................     28%             22%            26%
Risk free interest rate........................    5.9%            5.8%           6.4%
Expected annual dividends......................     --        $0.10 per share     3.8%
Expected life of options.......................  3.7 years       3.7 years       7 years

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

     Stock Warrants -- The Company has outstanding warrants to purchase common stock at per share exercise prices of $2.99 (the "A Warrants") and $3.98 (the "B Warrants"), respectively (together, the "Warrants"). The Warrants expire on July 7, 1999. During Fiscal 1998, 31,397 A Warrants and 14,539 B Warrants were exercised. During Fiscal 1997, 36,532 A Warrants and 25,000 B Warrants were exercised. During 1996, 30,240 A Warrants and 25,120 B Warrants were exercised. At September 30, 1998, 91,212 A Warrants and 66,566 B Warrants were outstanding.

                            TYCO INTERNATIONAL LTD.

     In July 1996, as part of an agreement to combine with Republic Industries, Inc. ("Republic"), ADT granted to Republic a warrant (the "Warrant") to acquire 14,439,900 common shares of the Company at an exercise price of $20.78 per common share. Following termination of the agreement to combine with Republic, the Warrant vested and was exercisable by Republic in the six month period commencing September 27, 1996. In March 1997, the Warrant was exercised by Republic and the Company received $300 million in cash.

     Treasury Shares -- From time to time the Company, through its subsidiaries, purchases shares in the open market to satisfy certain stock-based compensation arrangements. During Fiscal 1998, certain executives sold approximately 2.6 million common shares to the Company at the shares' then fair market value.

     Dividends -- The Company has paid a quarterly cash dividend of $0.025 per common share since July 1997. Prior to the merger with ADT, Former Tyco paid a quarterly cash dividend of $0.025 in Fiscal 1997 and 1996. ADT paid no dividends on its common shares in Fiscal 1997 or 1996. Keystone paid quarterly dividends of $0.19 per share in Fiscal 1997 and 1996.

11. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     Charges for the impairment of long-lived assets are as follows:

                                                     1998     1997      1996
                                                     ----     ----      ----
                                                          (IN MILLIONS)
Fire and Security Services.........................  $--     $118.8    $731.7
Flow Control Products..............................   --       29.6        --
Disposable and Specialty Products..................   --         --      13.0
                                                     ---     ------    ------
                                                     $--     $148.4    $744.7
                                                     ===     ======    ======

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Under SFAS 121 impairment losses are recognized when expected future cash flows are less than the assets' carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets are adjusted if the sum of expected future cash flows is less than book value.

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

                            TYCO INTERNATIONAL LTD.

  1996 Charges

     Following the adoption of SFAS 121, in particular the change in methodology requiring the Company to evaluate assets at the lowest level of asset grouping, rather than on an aggregate basis, the Company recorded a charge of $731.7 million in the Fire and Security Services segment relating to the electronic security services business of ADT. The assets principally comprise subscriber systems installed at customers' premises, which are included in property, plant and equipment, and the related goodwill and other intangible assets.

     Of this charge, $397.1 million related to an impairment in the carrying value of subscriber systems, principally in the commercial sector, including the related goodwill, which principally arose on the acquisition of ADT Security Services in 1987. Since 1989, the Company's electronic security services operations in the residential sector have developed at a very rapid rate based principally on internally generated growth. As a consequence, the Company's operations in the commercial sector, which were acquired principally in 1987, have now been complemented by a significant residential electronic security services operation and operations have been reorganized along separate commercial and residential business lines, rather than on an aggregate geographic basis. When the financial projections and estimated cash flows of the commercial sector were analyzed separately, they indicated that the carrying value of the related assets may not be fully recoverable. The impairment charge amounted to $303.4 million in the United States, $56.7 million in Canada and $37.0 million in Europe.

     The remaining $334.6 million impairment charge relates to the electronic security services of the ASH Group, which principally arose on the acquisition of certain of the businesses of Modern Security Systems in 1989 and 1990, API Security in 1989 and the Sonitrol Group in 1992. After a review of the carrying value of subscriber systems and related goodwill and other intangibles in connection with a reorganization of both the commercial and residential business sectors to address, in part, changes in the electronic security services business environment and performance similar to those being addressed by the ADT group, an impairment charge in the carrying values of the assets was recorded. In addition, the aggregate fair value of ADT common shares issued to ASH shareholders was significantly less than ASH's consolidated net asset value. It was for all of these reasons that the Company reviewed the assets for impairment upon adoption of SFAS 121. The impairment charge amounted to $211.2 million in the United Kingdom and $123.4 million in the United States.

     An impairment charge of $13.0 million was recorded in the Company's vehicle auction business, included in the Disposable and Specialty Products segment, relating to an impairment in the carrying value of property and related improvements, including related goodwill, which principally arose on the acquisition of ADT Automotive in 1987.

12.  OTHER INCOME LESS EXPENSES

     Other income less expenses in 1996 consists of a litigation settlement gain of $65.0 million (See Note 3) and gains on long-term investments of $54.4 million. During 1996 gains arising from the ownership of long-term investments comprised a net gain of $53.4 million relating to the disposal in November 1996 of ADT's entire investment in Limelight Group plc, a United Kingdom quoted company, which was previously valued and accounted for by ADT at a nominal amount, a net gain of $1.2 million relating to the disposal of ADT's equity investment in Integrated Transport Systems Limited (Note 3) and other net losses of $0.2 million principally arising from the disposal of other non-core investments.

13.  EXTRAORDINARY ITEMS

     The extraordinary item during Fiscal 1998 of $3.6 million was the write off of unamortized deferred financing costs related to the LYONS (Note 4) and was stated net of applicable income tax benefit of $1.2 million. During Fiscal 1997 and 1996 the Company reacquired in the market certain of its long-term debt

                            TYCO INTERNATIONAL LTD.

which was financed from cash on hand and new credit agreements. Extraordinary items during Fiscal 1997 and 1996 included the loss arising on reacquisition of these notes of $79.7 million and $5.1 million, respectively, and the write off of unamortized deferred refinancing costs and other related fees of $11.6 million and $4.0 million, respectively, and were stated net of applicable income tax benefit of $33.0 million and $0.7 million, respectively.

14.  EARNINGS (LOSS) PER COMMON SHARE

     During the first quarter of Fiscal 1998, the Company was required to adopt SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled "International Accounting Standards Earnings Per Share". Prior period earnings per common share data have been restated in accordance with the provisions of this statement.

     The reconciliations between basic and diluted earnings (loss) per common share are as follows:

                                             YEAR ENDED                  NINE MONTHS ENDED                  YEAR ENDED
                                         SEPTEMBER 30, 1998              SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                    -----------------------------   ----------------------------   ----------------------------
                                                        PER SHARE   INCOME             PER SHARE   INCOME             PER SHARE
                                     INCOME    SHARES    AMOUNT     (LOSS)    SHARES    AMOUNT     (LOSS)    SHARES    AMOUNT
                                     ------    ------   ---------   ------    ------   ---------   ------    ------   ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic income (loss) per common
  share:
Net income (loss) available to
  common shareholders.............  $1,174.7   568.6      $2.07     $(835.1)  519.5     $(1.61)    $(305.4)  475.6      $(.64)
Stock options and warrants........        --     8.0                     --      --                     --      --
Exchange of LYONs debt............       7.2    10.2                     --      --                     --      --
                                    --------   -----                -------   -----                -------   -----
Diluted income (loss) per common
  share:
Net income (loss) available to
  common shareholders plus assumed
  conversions.....................  $1,181.9   586.8      $2.01     $(835.1)  519.5     $(1.61)    $(305.4)  475.6      $(.64)
                                    ========   =====                =======   =====                =======   =====

     The computation of diluted income per common share in Fiscal 1998 excludes the effect of the assumed exercise of approximately 3.6 million stock options that were outstanding as of September 30, 1998 because the effect would be anti-dilutive. The effect on diluted loss per common share in Fiscal 1997 and 1996 resulting from the assumed exercise of all outstanding stock options and warrants and the exchange of outstanding LYONS is anti-dilutive.

15.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     Merger, restructuring and other non-recurring charges are as follows:

                                                            1998      1997      1996
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Fire and Security Services...............................  $   --    $530.3    $246.1
Flow Control Products....................................      --     256.2        --
Disposable and Specialty Products........................      --     131.3        --
                                                           ------    ------    ------
                                                           $   --    $917.8    $246.1
                                                           ======    ======    ======

  1997 Charges

     In connection with the mergers consummated in Fiscal 1997 (Note 2), the Company recorded merger, restructuring and other non-recurring charges of $917.8 million. Transaction costs of $239.8 million to effect

                            TYCO INTERNATIONAL LTD.

the mergers relate to legal, accounting, financial advisory services, severance and other costs payable at the effective time of the mergers as well as other direct expenses. These were expensed as is required under the pooling of interests accounting method. Also incurred were costs required to combine ADT's electronic security business, Keystone's valve manufacturing and distribution business and INBRAND's disposable medical products business with the related businesses of Former Tyco. These costs include the cost of workforce reductions of $130.3 million including the elimination of approximately 4,000 positions, the combination of certain facilities of $194.2 million involving the closure of 18 manufacturing facilities and the consolidation of sales and service offices, electronic security system monitoring centers, warehouses and other locations, disposing of excess equipment and other assets of $133.5 million and other costs of $220.0 million relating to the consolidation of certain product lines, the satisfaction of certain liabilities and other non-recurring charges. Approximately $137.6 million of accrued merger and restructuring costs are included in other current liabilities and $49.4 million in other noncurrent liabilities at September 30, 1998. The Company currently anticipates that the restructurings will be completed during Fiscal 1999, except for certain long-term contractual obligations.

  1996 Charges

     During 1996, a charge was recorded which was principally attributable to planned technological infrastructure enhancements to facilitate further consolidation of ADT's entire United States and Canadian monitoring center networks together with all related operations. The charge amounted to $139.5 million and included the write-off of certain property, plant and equipment of $83.9 million, provision for idle property leases of $20.7 million, the termination of certain contractual obligations and other settlement costs of $9.4 million and other integration and restructuring costs of $25.5 million.

     Also in 1996, ADT commenced a strategic and detailed review of the electronic security services businesses acquired as part of the acquisition of ASH in September 1996. This review was intended to integrate fully the ASH group into ADT's existing electronic security service businesses in the United Kingdom and the United States. A restructuring charge of $97.8 million was recorded which included the write-off of certain property, plant and equipment of $13.2 million, provision for idle property leases of $22.5 million, the termination of certain contractual obligations and other settlement costs of $35.2 million and other integration and restructuring costs of $26.9 million.

     Approximately $17.6 million of costs related to these charges are included in other current and noncurrent liabilities at September 30, 1998. These restructurings are substantially complete.

     The fees and expenses related to the ASH merger were expensed as required under the pooling of interests accounting method. Such fees and expenses amounted to $8.8 million in 1996.

16.  COMMITMENTS AND CONTINGENCIES

     The Company occupies certain facilities under leases that expire at various dates through the year 2021. Rental expense under these leases and leases for equipment was $202.6 million, $153.5 million and $178.8 million for Fiscal 1998, Fiscal 1997, and 1996, respectively. At September 30, 1998, the minimum lease payment obligations under noncancelable operating leases were as follows: $147.6 million in Fiscal 1999, $121.6 million in Fiscal 2000, $78.7 million in Fiscal 2001, $62.8 million in Fiscal 2002, $46.7 million in Fiscal 2003 and an aggregate of $222.3 million in Fiscal years 2004 through 2021.

     In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

     The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the

                            TYCO INTERNATIONAL LTD.

uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in an aggregate amount in the range of $16.5 million to $44.6 million. At September 30, 1998, the Company has concluded that the most probable amount that will be incurred within this range is $21.0 million, and such amount is included in the caption "accrued expenses and other current liabilities" in the accompanying Consolidated Balance Sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $21.0 million, the Company has concluded that its payment of such estimated amounts will not have a material effect on its financial position, results of operations or liquidity.

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

     The net periodic pension (benefit) cost for all defined benefit pension plans includes the following components:

                                                           1998      1997       1996
                                                           ----      ----       ----
                                                                 (IN MILLIONS)
Service cost............................................  $ 31.3    $  21.4    $ 23.4
Interest cost...........................................    64.7       46.1      53.6
Actual return...........................................   (47.7)    (141.8)    (68.4)
Net amortization and deferral...........................   (34.7)      83.9       4.4
Curtailment gain........................................   (28.4)        --        --
                                                          ------    -------    ------
Net periodic pension (income) expense...................  $(14.8)   $   9.6    $ 13.0
                                                          ======    =======    ======

                            TYCO INTERNATIONAL LTD.

     Accrued (prepaid) pension cost at September 30, 1998 for all defined benefit plans is as follows:

                                                 ASSETS EXCEED     ACCUMULATED
                                                  ACCUMULATED       BENEFITS
                                                   BENEFITS       EXCEED ASSETS     TOTAL
                                                 -------------    -------------     -----
                                                               (IN MILLIONS)
Actuarial present value of accumulated benefit
  obligations:
  Vested.......................................     $717.3           $229.0        $  946.3
  Non-vested...................................       11.5             15.9            27.4
                                                    ------           ------        --------
Total..........................................      728.8            244.9           973.7
Effect of future salary increases..............       22.0             11.2            33.2
                                                    ------           ------        --------
Projected benefit obligations..................      750.8            256.1         1,006.9
Plan assets at fair value......................      801.7            145.3           947.0
                                                    ------           ------        --------
Plan assets (in excess of) less than projected
  benefit obligations..........................      (50.9)           110.8            59.9
Unrecognized transition asset (liability)......       11.4             (0.1)           11.3
Unrecognized prior service cost................       (1.6)           (16.6)          (18.2)
Additional minimum liability...................         --             35.8            35.8
Unrecognized net loss..........................      (36.2)           (25.3)          (61.5)
                                                    ------           ------        --------
Accrued (prepaid) pension cost.................     $(77.3)          $104.6        $   27.3
                                                    ======           ======        ========

     Accrued (prepaid) pension cost at September 30, 1997 for defined benefit plans is as follows:

                                                       ASSETS       ACCUMULATED
                                                       EXCEED        BENEFITS
                                                     ACCUMULATED      EXCEED
                                                      BENEFITS        ASSETS       TOTAL
                                                     -----------    -----------    -----
                                                                (IN MILLIONS)
Actuarial present value of accumulated benefit
  obligations:
  Vested...........................................    $682.0         $127.6       $809.6
  Non-vested.......................................      12.1           14.1         26.2
                                                       ------         ------       ------
Total..............................................     694.1          141.7        835.8
Effect of future salary increases and other........      61.1            8.2         69.3
                                                       ------         ------       ------
Projected benefit obligations......................     755.2          149.9        905.1
Plan assets at fair value..........................     863.2           62.7        925.9
                                                       ------         ------       ------
Plan assets (in excess of) less than projected
  benefit obligations..............................    (108.0)          87.2        (20.8)
Unrecognized transition asset (liability)..........      12.3           (0.8)        11.5
Unrecognized prior service cost....................      (4.4)         (13.7)       (18.1)
Additional minimum liability.......................        --           11.0         11.0
Unrecognized net gain..............................      51.7            1.7         53.4
                                                       ------         ------       ------
Accrued (prepaid) pension cost.....................    $(48.4)        $ 85.4       $ 37.0
                                                       ======         ======       ======

     Pursuant to the provisions of SFAS 87, "Employers' Accounting for Pensions," the Company recorded, in other liabilities, an additional minimum pension liability adjustment of $35.8 million and $11.0 million as of September 30, 1998 and September 30, 1997, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The additional liability has been offset by an intangible asset, included in goodwill and other intangible assets, to

                            TYCO INTERNATIONAL LTD.

the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded, net of the related deferred tax benefit, as a reduction of shareholders' equity in the amount of $13.8 million at September 30, 1998 and $1.9 million at September 30, 1997, respectively.

     During Fiscal 1998, the Company recorded a gain of $28.4 million related to the curtailment of a subsidiary's defined benefit pension plan. In Fiscal 1998, Fiscal 1997, and 1996, the Company terminated certain defined benefit pension plans and distributed the plans' assets to the participants. Gains and losses in Fiscal 1997 and 1996 resulting from terminations were not material. In addition, the Company recognized liabilities for certain plans related to business acquisitions in each of the years presented, the amounts of which were not material.

     Of the total plan obligations in Fiscal 1998, 54% relate to U.S. plans and 46% relate to non-U.S. plans (in Fiscal 1997, 53% and 47%, respectively). The average discount rate used in determining the actuarial present value of the projected benefit obligation, weighted in relation to plan obligations, was 6.5% at September 30, 1998 (7.5 % at September 30, 1997). The average rate of increase in future compensation levels was 4.0% at September 30, 1998 (4.8% at September 30, 1997). The weighted average long-term rate of return on assets was 9.3% at September 30, 1998 (9.6% at September 30, 1997). Plan assets are invested principally in equity and fixed income instruments.

     The Former Tyco also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $1.7 million, $1.5 million, and $2.0 million for Fiscal 1998, Fiscal 1997, and 1996, respectively.

     Defined Contribution Retirement Plans -- The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and stock bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $36.2 million, $28.0 million and $31.2 million for Fiscal 1998, Fiscal 1997, and 1996, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $3.7 million, $2.2 million and $1.7 million in Fiscal 1998, Fiscal 1997 and 1996, respectively.

     Post-retirement Benefit Plans -- The Company generally does not provide post-retirement benefits other than pensions for its employees. Certain of Former Tyco's acquired operations provide these benefits to employees who were eligible at the date of acquisition. In addition, ADT's electronic security services operation in the United States sponsors an unfunded defined benefit post-retirement plan which covers both salaried and non-salaried employees and which provides medical and other benefits. This post-retirement health care plan is contributory, with retiree contributions adjusted annually. The Company recorded a gain of $8.8 million related to the curtailment of this plan in Fiscal 1998.

     Net periodic post-retirement benefit cost reflects the following components:

                                                              1998     1997     1996
                                                              ----     ----     ----
                                                                   (IN MILLIONS)
Service cost................................................  $ 1.1    $ 0.6    $ 0.9
Interest cost...............................................    7.5      5.5      6.8
Net amortization and deferral...............................   (4.7)    (3.6)    (4.2)
Curtailment gain............................................   (8.8)      --       --
                                                              -----    -----    -----
Net periodic post-retirement benefit (income) cost..........  $(4.9)   $ 2.5    $ 3.5
                                                              =====    =====    =====

                            TYCO INTERNATIONAL LTD.

     The components of the accrued post-retirement benefit obligation, all of which are unfunded, are as follows:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
                                                                    (IN MILLIONS)
Accumulated post-retirement benefit obligation:
  Retirees..............................................       $ 77.8           $ 73.6
  Fully eligible active plan participants...............         23.4             18.7
  Other active plan participants........................          8.0              8.3
                                                               ------           ------
                                                                109.2            100.6
Unrecognized prior service benefit......................         21.0             30.1
Unrecognized net gain...................................         14.2             17.6
                                                               ------           ------
Accrued post-retirement benefit cost....................       $144.4           $148.3
                                                               ======           ======

     For measurement purposes, in Fiscal 1998, a 9.1% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.5% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation as of September 30, 1998 by $4.2 million and the aggregate of the service and interest cost component of net periodic post-retirement benefit cost for the year then ended by $0.3 million. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% at September 30, 1998 (7.5% at September 30, 1997).

18.  CONSOLIDATED SEGMENT DATA

     Selected information by industry segment is presented below.

                                                                  AS AT AND
                                                 AS AT AND      FOR THE NINE      AS AT AND
                                               FOR THE YEAR        MONTHS        FOR THE YEAR
                                                   ENDED            ENDED           ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997             1996
                                               -------------    -------------    ------------
                                                               (IN MILLIONS)
Net sales:
  Disposable and Specialty Products..........    $ 3,446.5        $ 2,000.3        $2,001.0
  Fire and Security Services.................      4,742.2          3,149.1         3,694.9
  Flow Control Products......................      2,341.8          1,684.1         1,928.8
  Electrical and Electronic Components.......      1,780.8            754.7           479.0
                                                 ---------        ---------        --------
                                                 $12,311.3        $ 7,588.2        $8,103.7
                                                 =========        =========        ========
Operating income (loss):
  Disposable and Specialty Products..........    $   643.7        $   197.4(1)     $  358.9(5)
  Fire and Security Services.................        654.9           (312.4)(2)      (621.3)(6)
  Flow Control Products......................        325.9            (92.1)(3)       198.0
  Electrical and Electronic Components.......        367.5           (224.6)(4)        89.0
  Corporate and other expenses...............        (68.3)           (44.8)          (43.4)
                                                 ---------        ---------        --------
                                                 $ 1,923.7        $  (476.5)       $  (18.8)
                                                 =========        =========        ========

                            TYCO INTERNATIONAL LTD.

                                                                  AS AT AND
                                                 AS AT AND      FOR THE NINE      AS AT AND
                                               FOR THE YEAR        MONTHS        FOR THE YEAR
                                                   ENDED            ENDED           ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997             1996
                                               -------------    -------------    ------------
                                                               (IN MILLIONS)
Total Assets:
  Disposable and Specialty Products..........    $ 5,060.8        $ 2,270.8        $1,961.3
  Fire and Security Services.................      6,822.1          4,338.2         4,343.1
  Flow Control Products......................      2,576.2          1,865.9         1,758.8
  Electrical and Electronic Components.......      1,812.0          1,606.0           283.9
  Corporate assets...........................        255.5            366.1           124.2
                                                 ---------        ---------        --------
                                                 $16,526.6        $10,447.0        $8,471.3
                                                 =========        =========        ========
Depreciation and Amortization:
  Disposable and Specialty Products..........    $   112.9        $    64.5        $   67.8
  Fire and Security Services.................        269.8            205.5           254.0
  Flow Control Products......................        120.0             63.8            78.3
  Electrical and Electronic Components.......         44.7             25.2            11.7
  Corporate..................................         18.9             19.6            15.5
                                                 ---------        ---------        --------
                                                 $   566.3        $   378.6        $  427.3
                                                 =========        =========        ========
Capital Expenditures:
  Disposable and Specialty Products..........    $   138.0        $   119.7        $   90.5
  Fire and Security Services.................        491.4            304.8           362.0
  Flow Control Products......................         92.6             58.3            69.4
  Electrical and Electronic Components.......         48.9             32.8             9.7
  Corporate..................................         10.4              3.5             1.3
                                                 ---------        ---------        --------
                                                 $   781.3        $   519.1        $  532.9
                                                 =========        =========        ========

---------------
 (1) Includes charges of $131.3 million related to merger, restructuring and other non-recurring charges in connection with the INBRAND merger.

 (2) Includes charges of $530.3 million related to merger, restructuring and other non-recurring charges and $118.8 million related to the impairment of long-lived assets in connection with the merger of ADT and Former Tyco.

 (3) Includes charges of $256.2 million related to merger, restructuring and other non-recurring charges and $29.6 million related to the impairment of long-lived assets in connection with the Keystone merger.

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

                            TYCO INTERNATIONAL LTD.

19.  CONSOLIDATED GEOGRAPHIC DATA

     Selected information by geographic area is presented below.

                                                                  AS AT AND
                                                 AS AT AND      FOR THE NINE      AS AT AND
                                               FOR THE YEAR        MONTHS        FOR THE YEAR
                                                   ENDED            ENDED           ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997             1996
                                               -------------    -------------    ------------
                                                               (IN MILLIONS)
Net sales:
  Americas (primarily U.S.)..................    $ 9,083.3        $ 5,447.5        $5,675.6
  Europe.....................................      2,287.8          1,457.1         1,587.8
  Asia-Pacific...............................        940.2            683.6           840.3
                                                 ---------        ---------        --------
                                                 $12,311.3        $ 7,588.2        $8,103.7
                                                 =========        =========        ========
Operating income (loss):
  Americas (primarily U.S.)..................    $ 1,589.8        $  (371.6)       $  125.6
  Europe.....................................        284.2           (104.0)         (194.0)
  Asia-Pacific...............................         49.7             (0.9)           49.6
                                                 ---------        ---------        --------
                                                 $ 1,923.7        $  (476.5)       $  (18.8)
                                                 =========        =========        ========
Total Assets:
  Americas (primarily U.S.)..................    $12,179.0        $ 7,498.6        $6,070.5
  Europe.....................................      3,287.1          1,992.8         1,740.1
  Asia-Pacific...............................        805.0            589.5           536.5
  Corporate assets...........................        255.5            366.1           124.2
                                                 ---------        ---------        --------
                                                 $16,526.6        $10,447.0        $8,471.3
                                                 =========        =========        ========

                            TYCO INTERNATIONAL LTD.

20.  SUPPLEMENTARY BALANCE SHEET INFORMATION:

     Selected supplementary balance sheet information is presented below.

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
                                                                    (IN MILLIONS)
Inventories:
  Purchased materials and manufactured parts..............    $   509.7        $   262.7
  Work in process.........................................        261.8            294.4
  Finished goods..........................................        688.5            567.7
                                                              ---------        ---------
                                                              $ 1,460.0        $ 1,124.8
                                                              =========        =========
Property, Plant and Equipment:
  Land....................................................    $   171.1        $   160.3
  Buildings...............................................        845.1            679.7
  Subscriber systems......................................      2,171.5          1,737.6
  Machinery and equipment.................................      2,144.7          1,860.3
  Leasehold improvements..................................        103.6             74.8
  Construction in progress................................        269.9            211.6
  Accumulated depreciation................................     (1,995.8)        (1,800.3)
                                                              ---------        ---------
                                                              $ 3,710.1        $ 2,924.0
                                                              =========        =========

Accrued payroll and payroll related costs.................    $   203.0        $   147.9
                                                              =========        =========

21.  SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     Selected supplementary income statement information is presented below.

                                                                 NINE MONTHS
                                                YEAR ENDED          ENDED         YEAR ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997             1996
                                               -------------    -------------    ------------
                                                               (IN MILLIONS)
Research and development.....................      $97.0            $45.0           $39.8
Advertising..................................       95.8             71.1            94.5

                            TYCO INTERNATIONAL LTD.

22.  COMPARATIVE RESULTS (UNAUDITED)

     The change in year end resulted in Fiscal 1997 covering the nine month period ended September 30, 1997. The following unaudited financial information for the twelve months ended September 30, 1997 is presented to provide comparative results to those for Fiscal 1998 included in the accompanying Consolidated Statement of Operations (in millions, except per share amounts).

                                                                 TWELVE MONTHS
                                                                     ENDED
                                                              SEPTEMBER 30, 1997
                                                              -------------------
Net sales...................................................       $9,820.3
Gross profit................................................        3,188.9
Operating loss..............................................         (455.3)
Income taxes................................................         (217.5)
Loss before extraordinary items.............................         (708.7)
Extraordinary items, net of taxes...........................          (60.9)
Net loss....................................................         (769.6)
Basic loss per common share:
  Loss before extraordinary items...........................       $  (1.39)
  Extraordinary items, net of taxes.........................          (0.12)
  Net loss per common share.................................          (1.51)
Diluted loss per common share:
  Loss before extraordinary items...........................       $  (1.39)
  Extraordinary items, net of taxes.........................          (0.12)
  Net loss per common share.................................          (1.51)

23.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below.

                                                   YEAR ENDED SEPTEMBER 30, 1998
                                            --------------------------------------------
                                            1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                                            --------    --------    --------    --------
                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales.................................  $2,687.5    $2,852.0    $3,235.0    $3,536.8
Gross profit..............................     895.8       979.4     1,116.7     1,273.0
Income before extraordinary items.........     240.8       276.2       320.2       339.9
Net income................................     239.9       275.9       319.2       339.7
Basic income per common share:
  Income before extraordinary items.......  $    .44    $    .49    $    .55    $    .58
  Net income per common share.............       .44         .49         .55         .58
Diluted income per common share:
  Income before extraordinary items.......  $    .43    $    .48    $    .54    $    .57
  Net income per common share.............       .43         .48         .54         .57

                            TYCO INTERNATIONAL LTD.

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                 -----------------------------------------------
                                                 1ST QTR.(1)    2ND QTR.(1)    3RD QTR.(1)(2)(3)
                                                 -----------    -----------    -----------------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales......................................   $2,332.8       $2,546.6          $ 2,708.8
Gross profit...................................      765.2          864.8              855.6
Income (loss) before extraordinary items.......      147.3          138.5           (1,062.6)
Net income (loss)..............................      147.3          138.5           (1,120.9)
Basic income (loss) per common share:
  Income (loss) before extraordinary items.....   $    .29       $    .26          $   (2.00)
  Net income (loss) per common share...........        .29            .26              (2.11)
Diluted income (loss) per common share:
  Income (loss) before extraordinary items.....   $    .29       $    .25          $   (2.00)
  Net income (loss) per common share...........        .29            .25              (2.11)

---------------
(1) Includes charges of $9.6 million in the first quarter, $47.0 million in the second quarter and $861.2 million in the third quarter related to merger, restructuring and other non-recurring charges primarily in connection with the merger of ADT and Former Tyco and the Keystone and INBRAND mergers.

(2) Includes a charge for the impairment of long-lived assets of $148.4 million and $361.0 million for the write-off of purchased in-process research and development costs.

(3) Extraordinary items were comprised principally of losses on repayment and the write off of net unamoritized deferred refinancing costs relating to the early extinguishment of debt.

24.  TYCO INTERNATIONAL GROUP S.A.

     As discussed in Note 4, TIG issued $2.75 billion of debt securities, which are fully and unconditionally guaranteed by Tyco. TIG, a Luxembourg holding company, is the parent company of substantially all the operating subsidiaries of the Company. The Company has not included separate financial statements and footnotes for TIG, because of the full and unconditional guarantee by Tyco and the Company's belief that such information is not material to the holders of the debt securities. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its organizational structure as of September 30, 1998 were in place for all periods presented.

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
                                                                    (IN MILLIONS)
Total current assets......................................    $ 5,892.9        $4,018.3
Total non-current assets..................................     10,640.6         6,236.2
Total current liabilities.................................      5,013.2         3,905.2
Total non-current liabilities.............................      5,774.5         3,998.1

                            TYCO INTERNATIONAL LTD.

                                                               NINE MONTHS
                                            YEAR ENDED            ENDED           YEAR ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,      DECEMBER 31,
                                               1998               1997               1996
                                           -------------    -----------------    ------------
                                                             (IN MILLIONS)
Net sales................................    $12,309.4          $7,588.2           $8,103.7
Gross profit.............................      4,250.0           2,485.6            2,628.5
Income (loss) before extraordinary
  items(1)(2)............................        905.9            (721.3)            (400.5)
Net income (loss)(3).....................        903.5            (779.6)            (408.9)

---------------
(1) Loss before extraordinary items in Fiscal 1997 includes charges related to merger, restructuring and other non-recurring costs of $816.8 million and impairment of long-lived assets of $148.4 million primarily related to the mergers and integration of ADT, Former Tyco, Keystone, and INBRAND. (See Notes 11 and 15). Fiscal 1997 also includes a charge of $361.0 million for the write-off of purchased in-process research and development costs.

(2) Loss before extraordinary items in 1996 includes non-recurring charges of $744.7 million related to the adoption of SFAS No. 121, $237.3 million related principally to the restructuring of ADT's electronic security services business in the United States and United Kingdom and $8.8 million of fees and expenses related to the ASH merger. (See Notes 11 and 15).

(3) Extraordinary items were comprised principally of losses on repayment and the write off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

25.  SUBSEQUENT EVENTS

     On October 1, 1998, Tyco consummated a merger with United States Surgical Corporation ("USSC"), which develops, manufactures and markets a line of surgical wound closure products and advanced surgical products to hospitals throughout the world. Shareholders of USSC received 0.7606 shares of Tyco common stock in exchange for each outstanding share of USSC. A total of approximately
59.2 million shares were issued in this transaction, which will be accounted for under the pooling of interests method of accounting.

     The following pro forma data summarize the consolidated results of operations for the periods indicated assuming the merger with USSC had been consummated as of September 30, 1998 and all periods presented are restated for this transaction (unaudited).

                                                            NINE MONTHS
                                       YEAR ENDED              ENDED               YEAR ENDED
                                   SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                   ------------------    ------------------    ------------------
                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales........................      $13,537.2              $8,457.8              $9,216.4
Income (loss) before
  extraordinary items............          965.1                (697.7)               (187.6)
Net income (loss)................          962.7                (756.0)               (196.0)
Net income (loss) per common
  share:
  Basic..........................           1.54                 (1.33)                (0.41)
  Diluted........................           1.50                 (1.33)                (0.41)

     In November 1998, the Company announced the completion of its acquisition of Graphic Controls Corporation for approximately $460 million, including the assumption of certain outstanding debt. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposable medical products, will be integrated with Ludlow Technical Products within the Tyco Healthcare Group. The Company intends to account for the acquisition as a purchase.

                            TYCO INTERNATIONAL LTD.

     In November 1998, the boards of directors of Tyco and AMP Incorporated ("AMP") approved a definitive merger agreement pursuant to which AMP will merge with an indirect subsidiary of Tyco. It is estimated that Tyco will issue up to approximately 186.0 million common shares for delivery by its subsidiary to the former shareholders of AMP in the merger. The actual number of shares will be based on Tyco's weighted average stock price for a fifteen day trading period prior to AMP's shareholder vote on the merger.

     AMP, with annual revenues of approximately $5.5 billion, designs, manufactures and markets a broad range of electronic, electrical, fiber-optic and wireless interconnective devices and systems. AMP serves customers in the consumer and industrial, communications, automotive, computer and power industries. The merger is subject to the approval of both companies' shareholders and customary regulatory approvals. The transaction is expected to be accounted for as a pooling of interests.

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

     In September 1997, the Company changed its fiscal year end from December 31 to September 30. References to Fiscal 1998, Fiscal 1997 and 1996 refer to the twelve month fiscal year ended September 30, 1998, the transitional nine month fiscal year ended September 30, 1997 and the calendar year ended December 31, 1996, respectively. In the discussions below, the results of operations for Fiscal 1998 compare the fiscal year ended September 30, 1998 with the twelve months ended September 30, 1997 (unaudited), and the results of operations for Fiscal 1997 compare the nine months ended September 30, 1997 with the nine months ended September 30, 1996 (unaudited).

  Overview

     Income (loss) before extraordinary items was $1.18 billion, or $2.02 per share on a diluted basis for Fiscal 1998, as compared to ($708.7) million, or ($1.39) per share, for the twelve months ended September 30, 1997. Excluding the $1.40 billion ($2.59 per share) after-tax charge in the twelve months ended September 30, 1997 for merger and transaction costs, writeoffs and integration costs associated with acquisitions (see Notes 2 and 3 to the Consolidated Financial Statements), income (loss) before extraordinary items rose 70.2% from $691.4 million, or $1.30 per diluted share. The increase was attributable to margin improvements, increased sales and results of acquired companies in each of the Company's business segments.

     After each acquisition, acquired companies are immediately integrated and Tyco does not separately track post-acquisition financial results. Accordingly, amounts in the following analysis related to the impact of acquired companies are estimates based on pre-acquisition results.

  Sales

     Sales increased 25% during Fiscal 1998 to $12.31 billion from $9.82 billion in the twelve months ended September 30, 1997. Sales of the Disposable and Specialty Products group increased $865.2 million to $3.45 billion, or 34%, principally due to increased sales at Kendall, and to a lesser extent ADT Automotive and Tyco Plastics and Adhesives. The increase at Kendall was primarily due to the inclusion of Sherwood-Davis & Geck ("Sherwood") and CONFAB, which were acquired in February 1998 and April 1998, respectively. Excluding the impact of these acquisitions, sales increased an estimated $213.0 million, or 6%. Sales of the Fire and Security Services group increased $574.1 million, or 14%, to $4.74 billion primarily due to increased sales in the Company's electronic security services business in the United States. This increase relates to increased volume of recurring service revenues and to a lesser extent, the inclusion of the results of companies acquired during Fiscal 1998. Additionally, sales increased in the European security and fire protection businesses due to an increase in service and recurring revenues and the inclusion of the results of acquired companies. Sales of the Flow Control Products group increased $146.2 million to $2.34 billion, or 7%, reflecting increased demand for the Company's valve products in North America and Europe, higher volume at existing businesses at Allied Tube & Conduit and Mueller and the inclusion of companies acquired in Fiscal 1998. Sales of the Electrical and Electronic Components group increased $905.5 million to $1.78 billion, or 103%, principally due to increased sales at Tyco Submarine Systems Ltd. ("TSSL"), as well as increased sales at Tyco Printed Circuit Group, offset slightly by decreased sales at Allied Electrical Conduit. The increased sales at TSSL resulted principally from the acquisition of AT&T's submarine systems business in July 1997. Excluding the impact of this acquisition, sales increased an estimated $273.9 million, or 18%.

     Sales increased 29% during the nine month fiscal period ended September 30, 1997 to $7.59 billion from $5.87 billion in the nine months ended September 30, 1996. Sales of the Disposable and Specialty Products group increased $580.3 million to $2.0 billion, or 41%, due to increased sales at Kendall, Tyco Plastics and ADT Automotive. At Kendall and Tyco Plastics, the increase in sales resulted principally from the INBRAND and Carlisle acquisitions, respectively, as well as internal growth at Kendall's Healthcare and

Polyken businesses. Sales of the Fire and Security Services group increased $473.2 million, or 18%, to $3.15 billion due to increased sales in each geographic region of the Company's fire protection operations, primarily as a result of an increase in the volume of service business, as well as increases in the Company's electronic security services businesses. Additionally, the results include Thorn Security ("Thorn") which was acquired in July 1996. Sales of the Flow Control Products group increased $266.8 million to $1.68 billion, or 19%, reflecting higher volume at European Flow Control, including businesses acquired in the last quarter of 1996 and first quarter of Fiscal 1997, from Mueller, including businesses acquired in the third quarter of 1996, as well as increased volume in existing businesses at Allied, including businesses acquired in the first quarter of Fiscal 1997, and Grinnell's distribution operations, where sales increased due to price increases. Sales were relatively unchanged at Keystone, where growth in international operations was offset by reduced U.S. dollar equivalents due to currency fluctuations. Sales of the Electrical and Electronic Components group increased $396.4 million to $754.7 million, or 111%, resulting principally from the acquisition of AT&T's submarine systems business in July 1997 and increased sales at Simplex. Increased sales at the Printed Circuit Group businesses were largely due to the acquisition of ElectroStar in January 1997, and increased unit volume. Allied's electrical conduit operations also increased sales.

  Income (Loss) Before Income Taxes and Extraordinary Items

     Pre-tax income (loss) before extraordinary items was $1.72 billion in Fiscal 1998, as compared to ($491.2) million in the twelve months ended September 30, 1997. Pre-tax income for the twelve months ended September 30, 1997 included charges of $1.54 billion for merger, restructuring and other non-recurring charges. See Notes 11 and 15 to the Consolidated Financial Statements. Excluding these non-recurring charges, pre-tax income (loss) increased $667.3 million, or 63%, from $1.05 billion in the twelve months ended September 30, 1997. Amortization expense for goodwill and other intangible assets was $153.0 million for Fiscal 1998 and $115.8 million for the twelve months ended September 30, 1997. The following analysis is presented exclusive of these non-recurring charges to better portray the comparability of recurring operations.

     Operating profits of the Disposable and Specialty Products group increased $218.6 million to $643.7 million in Fiscal 1998, or 51%. Operating profits were 18.7% of sales in Fiscal 1998 and 16.5% in the twelve months ended September 30, 1997. The increase was principally due to the increased sales at Kendall, including the effect of the acquisition of Sherwood, fixed cost reductions due to the integration of Sherwood and increased volume and better margins at Tyco Plastics and Adhesives. Operating profits of the Fire and Security Services group increased $217.5 million to $654.9 million, or 50%. Operating profits as a percentage of sales were 13.8% in Fiscal 1998, as compared to 10.5% in the twelve months ended September 30, 1997. The overall increase was principally due to increases in service volume, including recurring monitoring revenue, in the security and fire protection businesses and higher margins in each geographic region of the Company's security services business. The operating profits of the Flow Control Products group increased $80.3 million to $325.9 million, or 33%. Operating profits were 13.9% of sales in Fiscal 1998, as compared to 11.2% in the twelve months ended September 30, 1997. The increase was due to increased volume and margins in the Company's North American and European Flow Control Products operations, including Keystone's valve products, which have been integrated into the Company's operations. In addition, there were higher sales and margins at Allied Tube & Conduit. Operating profits of the Electrical and Electronic Components group increased $208.6 million to $367.5 million, or 131%, principally due to the acquisition of AT&T's submarine systems business in July 1997. Operating profits as a percentage of sales were 20.6% in Fiscal 1998, as compared to 18.2% in the twelve months ended September 30, 1997. Operating margins increased due to sales increasing at a higher rate than expenses at Tyco Printed Circuit Group and improved operating efficiencies at Allied Electrical Conduit, offset by slightly decreased margins at Tyco Submarine Systems Ltd.

     The effect of changes in foreign exchange rates during Fiscal 1998, as compared to the twelve months ended September 30, 1997, was not material to the Company's sales and operating profits.

     Operating profits of the Disposable and Specialty Products group increased $52.4 million to $328.7 million in Fiscal 1997, or 19%, reflecting higher earnings at Kendall, including improved manufacturing efficiencies and the earnings of INBRAND, Tyco Plastics, which, in addition to internal growth in volume and prices, includes the results of Carlisle from September 1996, and ADT Automotive. Operating profits of the Fire and Security Services group increased $77.9 million to $336.7 million, or 30%, due to higher margins in each geographic region of the Company's fire protection operations and electronic security businesses as well as the inclusion of Thorn. The higher margins in fire protection were the result of a higher mix of service work within the contracting business. The operating profits of the Flow Control Products group increased $47.2 million to $193.7 million, or 32%, resulting principally from increases in each of Company's operations, and the results of businesses acquired in Fiscal 1997. Increases in the Company's European Flow Control businesses were primarily due to increased margins as well as the inclusion of acquisitions. Increases at Allied and Mueller were a combination of stronger operating profits resulting from improved operating efficiencies as well as the inclusion of acquisitions. Operating profits of the Electrical and Electronic Components group increased $69.9 million to $136.4 million, or 105%, due to increased earnings at TSSL, principally due to the acquisition of AT&T's submarine systems business and increased operating levels. Earnings were also up at the Printed Circuit Group businesses, including ElectroStar, and at Allied's Electrical Conduit operations.

     The effect of changes in foreign exchange rates during Fiscal 1997, as compared to the nine months ended September 30, 1996 was not material to the Company's sales and operating profits.

     Corporate and other expenses were $68.3 million in Fiscal 1998 compared to $56.8 million in the twelve months ended September 30, 1997. Corporate and other expenses were $44.8 million in Fiscal 1997 and $31.4 million in the nine months ended September 30, 1996. These increases were due principally to higher compensation expense under the Company's performance-related, incentive compensation plans.

  Selling, General and Administrative Expenses

     Total selling, general and administrative expenses were 19.0% of sales in Fiscal 1998, 20.2% in the twelve months and nine months ended September 30, 1997 and 20.6% during the nine months ended September 30, 1996. The reductions in selling, general and administrative costs as a percentage of sales is principally due to the effect of higher sales and the termination of employees and consolidation of facilities associated with the Fiscal 1997 acquisitions.

  Interest Expense

     Interest expense increased $47.4 million to $236.2 million in Fiscal 1998, as compared to the twelve months ended September 30, 1997, due to higher average debt balances, as a result of monies borrowed to pay for acquisitions, partially offset by lower average interest rates. The weighted average rate of interest on all long-term debt during Fiscal 1998, Fiscal 1997 and 1996 was 6.5%, 7.6% and 8.0%, respectively. Interest expense decreased $4.5 million to $137.5 million during Fiscal 1997, as compared to the nine months ended September 30, 1996, due to lower average interest rates partially offset by higher average debt balances, as a result of monies borrowed to make acquisitions.

  Extraordinary Items

     Extraordinary items in Fiscal 1998, Fiscal 1997 and 1996 included net losses amounting to $2.4 million, $58.3 million and $8.4 million, respectively, arising on the reacquisition of certain of the Company's senior, senior subordinated and public notes and the write off of net unamortized deferred financing costs related to the LYONS. Further details are provided in Notes 4 and 13 to the Consolidated Financial Statements.

  Income Tax Expense

     The effective income tax rate was 31.5% during Fiscal 1998, 34.2% in the twelve months ended September 30, 1997, 35.2% in the nine months ended September 30, 1997 and 36.4% in the nine months ended September 30, 1996. The decreases in the effective income tax rates were due to higher earnings in domiciles with lower income tax rates. The effective income tax rates for 1997 and 1996 exclude the impact of non-recurring charges. Management believes that the Company will generate sufficient future income to realize the tax benefits related to its deferred tax asset. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax attributes, primarily tax loss carryforwards. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, net cash provided by operating activities was $1.64 billion in Fiscal 1998. The significant changes in working capital were a $317.7 million decrease in accounts payable, accruals and other liabilities resulting principally from spending for merger, restructuring and other non-recurring costs, a $150.3 million increase in income taxes payable, a $91.4 million increase in contracts in process and a $86.2 million increase in accounts receivable. The impact of changes in foreign exchange rates during Fiscal 1998 did not materially affect net working capital. Working capital requirements are not anticipated to increase substantially in Fiscal 1999.

     During Fiscal 1998, the Company used cash of $3.82 billion to acquire companies in its four business segments, $781.3 million to purchase property, plant and equipment, $222.6 million to purchase treasury shares and $56.5 million to pay dividends to shareholders.

     The level of capital expenditures is expected to increase moderately in Fiscal 1999, and the primary source of funds for such expenditures is expected to be cash from operations.

     Expenditures for environmental matters are not expected to have a material effect on the Company in Fiscal 1999. See Note 16 to the Consolidated Financial Statements.

     The source of the cash used for acquisitions was an increase in total debt, proceeds from the sale of common shares and cash flows from operations. At September 30, 1998, the Company's total debt was $5.00 billion, as compared to $2.73 billion at September 30, 1997. The increase resulted principally from net proceeds received of approximately $2.74 billion from the issuance of public debt discussed below, partially offset by the repayment of amounts outstanding under the sterling denominated bank facility and the exchange of $155.3 million principal balance of LYON's for common shares. Goodwill and other intangible assets were $6.40 billion at September 30, 1998, compared to $2.93 billion at September 30, 1997. Shareholder's equity was $6.14 billion, or $10.46 per share, at September 30, 1998, compared to $3.43 billion, or $6.39 per share, at September 30, 1997. The increase in shareholders' equity was due primarily to net proceeds of approximately $1.25 billion from the sale of 25.3 million common shares, net income of $1.17 billion and proceeds of $307.4 million from the exercise of options. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 45% at September 30, 1998 and 44% at September 30, 1997.

     In February 1998, Tyco US entered into a new $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow (a) up to $1.75 billion until February 12, 1999, with the ability to extend, at the option of Tyco US, to February 12, 2000, and (b) up to $0.5 billion until February 12, 2003. Interest payable on borrowings is variable based upon the borrower's option of selecting a Eurodollar rate plus margins ranging from 0.17% to 0.19%, a certificate of deposit rate plus margins ranging from 0.295% to 0.315%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds one-third of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.10%. Repayments of amounts outstanding under this agreement are guaranteed by the Company. In accordance with the terms of this agreement, in June 1998 Tyco US and Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, elected that TIG become the borrower and that Tyco US cease to be the borrower under this agreement. All other terms and conditions in effect remained unchanged. Substantially all amounts outstanding under this credit agreement have been classified as long-term, based on the Company's ability and intent to refinance this obligation on a long term basis.

     Simultaneous with the closing of the new credit agreement, Tyco US reduced aggregate commitments available under the previously existing credit agreement from $1.75 billion to $950 million. In March 1998, Tyco US terminated the $950 million credit agreement. Balances outstanding at the time of termination were repaid with net proceeds from the sale of common shares, discussed below.

     In March 1998, the Company sold 25.3 million common shares for approximately $1.25 billion under a $2.0 billion public shelf registration statement. The net proceeds from the sale were used to repay indebtedness incurred for previous acquisitions.

     In June 1998, TIG issued $750 million 6 1/8% notes due 2001, $750 million
6 3/8% notes due 2005, $750 million 6 1/4% Dealer Remarketable Securities(sm)("Drs.")(sm) due 2013 and $500 million 7.0% notes due 2028 under a $3.75 billion public shelf registration statement. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003, which if exercised would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option then all Drs. are required to be tendered to the Company in June 2003. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $2.74 billion were used to repay borrowings under the $2.25 billion bank credit facility and uncommitted lines of credit of Tyco US. In connection with the offering of these debt securities, TIG has entered into two interest rate swap agreements to hedge a portion of the fixed interest rate terms. These two swap agreements are each based on a notional amount of $650 million and are for a five and seven year term, respectively. Under the terms of the agreements, TIG receives payments based on fixed interest rates and pays variable rates, based on LIBOR, not to exceed a specified maximum. Interest is received or paid semi-annually in June and December. During Fiscal 1998, the effective interest rate on these instruments approximated the coupon rate.

     In October 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of Notes: $400 million of 5.875% Notes due November 2004 and $400 million of 6.125% Notes due November 2008. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit facility. In addition, TIG entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million Notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined. See Note 4 to Consolidated Financial Statements.

     The Company believes that its funding sources are adequate for its anticipated requirements through expected cash flow from operations.

  Backlog

     Backlog at September 30, 1998 amounted to $4.1 billion, compared to $2.4 billion at September 30, 1997. Backlog increased in the Company's Electrical and Electronic Components, Flow Control Products and Fire and Security Services segments. Within the Electrical and Electronic Components group, backlog increased principally due to contracts awarded to the Company's submarine systems business. Within the Flow Control Products group, backlog increased principally due to an increase in backlog at Earth Tech, including backlog related to acquisitions, and in the Company's European flow control operations. Within the Fire and Security Services group, backlog increased principally due to an increase in backlog at the Company's worldwide security and North American fire protection businesses.

YEAR 2000 COMPLIANCE

     Year 2000 compliance programs and systems modifications were initiated by the Company in Fiscal 1997 in an attempt to ensure that these systems and key processes will remain functional. The Company is continuing its assessment of the potential impact of the Year 2000 on date-sensitive information in computer software programs and operating systems in its product development, financial business systems and administrative functions, and has begun implementing strategies to avoid adverse implications. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier, customer and other third-party readiness. Review of the systems affecting the Company is progressing. The costs of the Company's Year 2000 program to date have not been material and the Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity.

     In the event that the Company or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Company's ability to operate its businesses, service customers, bill or collect its revenues or purchase products in a timely manner could be adversely affected. Although there can be no assurance that the conversion of the Company's systems will be successful or that the Company's key third-party relationships will have successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company has day-to-day operational contingency plans, and management is in the process of updating these plans for possible Year 2000 specific operational requirements.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently analyzing this new standard.

FORWARD LOOKING INFORMATION

     Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the Year 2000 issue.

                            TYCO INTERNATIONAL LTD.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

----------------------------------------------------------------------------------------------------------
                                                    ADDITIONS
                                       BALANCE AT    CHARGED    ACQUISITIONS
                                       BEGINNING       TO        DISPOSALS,                    BALANCE AT
             DESCRIPTION                OF YEAR      INCOME      AND OTHER     DEDUCTIONS(2)   END OF YEAR
----------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996:
  Allowances for doubtful                $ 52.6       $47.2        $  (.5)        $(15.1)        $ 84.2
     accounts(1).....................
Nine Months Ended September 30, 1997:
  Allowances for doubtful                  84.2        31.0          23.5          (31.0)         107.7
     accounts(1).....................
Fiscal Year Ended September 30, 1998:
  Allowances for doubtful                 107.7        81.7         108.4          (40.9)         256.9
     accounts(1).....................

---------------
(1) Deducted from assets.

(2) Write-off of accounts receivable considered uncollectible.