Form 10-K/A
period 1998-09-30
TYCO INTERNATIONAL LTD /BER/
filed 1999-01-29
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                                 Name of each exchange
Title of each class                              on which registered
COMMON STOCK, PAR VALUE $0.20                    NEW YORK STOCK EXCHANGE
SERIES A FIRST PREFERENCE SHARE PURCHASE         NEW YORK STOCK EXCHANGE
RIGHTS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No.  [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     See pages 18 to 21 in the original Form 10-K filed on December 10, 1998 for the exhibit index.

                            ------------------------

* The executive offices of registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TYCO INTERNATIONAL LTD.

AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1998

     Part III, Item 10.  Directors and Executive Officers of the Registrant

     Part III, Item 11.  Executive Compensation

     Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management

     Part III, Item 13.  Certain Relationships and Related Transactions

     In compliance with General Instruction G (3) to Form 10-K, the information required under these items is contained in the following Attachment A, which is included herein and made part of this Annual Report on Form 10-K, not later than 120 days after the end of the fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  January 28, 1999

                                  ATTACHMENT A

DIRECTORS

     Set forth below are the names, ages, positions and certain other information concerning the current Directors of Tyco as of November 30, 1998.

                                                                                                % OF
                                                                                            OUTSTANDING
                    NAME, PRINCIPAL                                          NUMBER OF         COMMON
                    OCCUPATION AND                                            COMMON           SHARES
                     POSITION WITH                             DIRECTOR    SHARES OWNED        OWNED
                      THE COMPANY                        AGE    SINCE     BENEFICIALLY(1)   BENEFICIALLY
                    ---------------                      ---   --------   ---------------   ------------
L. Dennis Kozlowski....................................  52      1997         3,170,954(2)      (13)
  Chairman of the Board, President and Chief Executive
  Officer, Tyco (July 1997-present); Chairman of the
  Board, Former Tyco (January 1993-July 1997); Chief
  Executive Officer, Former Tyco (July 1992-present);
  President, Former Tyco (1989-present); Chief
  Operating Officer, Former Tyco (1989-1995);
  President, Grinnell Corporation (January 1984-
  February 1997); Director, Applied Power Inc. (control
  products) (July 1994-present); Director, Raytheon
  Company (electronic systems and equipment) (June
  1995-present); Director, US Office Products (office
  products) (June 1998 to present); Director, Dynatech
  Corporation (voice, video and data products)
  (September 1995-May 1998); Director, RJR Nabisco
  Holdings Corp. (consumer products) (June 1996-May
  1998)

Michael A. Ashcroft....................................  52      1984         4,141,666(3)      (13)
  Chairman, BHI Corporation (services company) (1987-
  present); Chairman, Carlisle Holdings Limited
  (services company) (1998-present); Chairman of the
  Board and Chief Executive Officer of Tyco (then
  called ADT) (1984-July 1997); Chairman of the Board
  and Chief Executive Officer, Hawley Group PLC
  (predecessor to ADT) (1977-1984)

Joshua M. Berman(4)....................................  60      1997            72,090(4)      (13)
  Counsel to Kramer Levin Naftalis & Frankel LLP
  (counselors at law) (April 1985-present); Vice
  President, Tyco (July 1997-present); Director, Former
  Tyco (1967-November 1997)

Richard S. Bodman*+....................................  60      1997            35,056(5)      (13)
  Managing General Partner, AT&T Ventures LLC (venture
  capital) (May 1996-present); Senior Vice President,
  Corporate Strategy and Development, AT&T Corporation
  (communications) (August 1990-May 1996); Director,
  Reed Elsevier, plc (publishing) (June 1996-present);
  Director, Internet Security Systems Group (May
  1997-present); Director, Lin Television
  (broadcasting) (May 1996-December 1997); Director,
  National Housing Partnerships Inc. (real estate)
  (August 1995-December 1997); Director, Former Tyco
  (1992-November 1997)

                                                                                                % OF
                                                                                            OUTSTANDING
                    NAME, PRINCIPAL                                          NUMBER OF         COMMON
                    OCCUPATION AND                                            COMMON           SHARES
                     POSITION WITH                             DIRECTOR    SHARES OWNED        OWNED
                      THE COMPANY                        AGE    SINCE     BENEFICIALLY(1)   BENEFICIALLY
                    ---------------                      ---   --------   ---------------   ------------
John F. Fort, III*+....................................  57      1997           123,860(6)      (13)
  Chairman of the Board, Former Tyco (1982-December
  1992); Chief Executive Officer, Former Tyco (1982-
  June 1992); Director, Dover Corporation (diversified
  manufacturer) (November 1989-present); Director,
  Roper Industries (diversified products) (December
  1995-present); Director, Former Tyco (1982-November
  1997)

Stephen W. Foss**......................................  56      1997            66,792(7)      (13)
  Chairman, President and Chief Executive Officer, Foss
  Manufacturing Company, Inc. (manufacturer of
  synthetic fibers and non-woven fabrics)
  (1969-present); Director, Ameron International
  (diversified manufacturer) (1994-present); Director,
  Former Tyco (1983-November 1997)

Richard A. Gilleland...................................  54      1997            29,682(8)      (13)
  President of Tyco Healthcare Group (October
  1998-present); Chairman, President and Chief
  Executive Officer of Physician's Resource Group, Inc.
  (December 1997-September 1998); President and Chief
  Executive Officer, AMSCO International, Inc.
  (healthcare) (July 1995-July 1996); Senior Vice
  President, Former Tyco (October 1994-July 1995);
  Chairman, President and Chief Executive Officer, The
  Kendall Company (July 1990-July 1995); Director,
  DePuy International (medical products) (July
  1996-present); Director, Physician's Resource Group,
  Inc. (physician practice management services) (June
  1995-September 1998); Director, Remington Arms
  Company, Inc. (firearms and ammunition) (March
  1994-present); Director, Former Tyco (1994-November
  1997)

Philip M. Hampton**+++.................................  66      1997            54,376(9)      (13)
  Co-Managing Director, R. H. Arnold & Co. (investment
  bank) (April 1997-present); Chairman of the Board,
  Metzler Corporation (investment bank) (October
  1989-March 1997); Director and Vice Chairman, Bankers
  Trust New York Corporation (banking) (1986-1989);
  Director, Former Tyco (1985-November 1997)

James S. Pasman, Jr.*..................................  68      1992             8,157(10)     (13)
  President and Chief Operating Officer, National
  Intergroup, Inc. (industrial holding company)
  (1989-1991); Chairman, Permian Oil Corporation
  (1989-1991); Chairman and Chief Executive Officer,
  Kaiser Aluminum and Chemical Corp. (aluminum and
  chemicals) (1987-1989); Director, BEA Income Fund,
  Inc. (1988-present); BEA Strategic Global Income
  Fund, Inc. (1988-present); BT Insurance Funds Trust
  (March 1996-present); Education Management Corp.
  (August 1997-present).

                                                                                                % OF
                                                                                            OUTSTANDING
                    NAME, PRINCIPAL                                          NUMBER OF         COMMON
                    OCCUPATION AND                                            COMMON           SHARES
                     POSITION WITH                             DIRECTOR    SHARES OWNED        OWNED
                      THE COMPANY                        AGE    SINCE     BENEFICIALLY(1)   BENEFICIALLY
                    ---------------                      ---   --------   ---------------   ------------
W. Peter Slusser**.....................................  69      1992             8,741(11)     (13)
  President, Slusser Associates, Inc. (investment firm)
  (1988-present); Managing Director and Head of Merger
  and Acquisitions, PaineWebber Incorporated
  (1976-1988); Director, Ampex Corporation (high
  performance television and data storage recording
  systems) (1992-present); Director, Sparton
  Corporation (anti-submarine warfare products and
  electronics) (1997-present)

Frank E. Walsh, Jr.**..................................  57      1997           113,231(12)     (13)
  Chairman, Sandyhill Foundation (charitable
  organization) (August 1996-present); Chairman, Wesray
  Capital Corporation (investment firm) (1989-1996);
  Director, Former Tyco (1992-November 1997)

---------------
  *  Member of Audit Committee

 **  Member of Compensation Committee

  +  Member of Corporate Governance and Nominating Committee

  ++  Lead Director

 (1) The amounts shown are the number of common shares owned beneficially as of November 30, 1998, based on information furnished by the persons named. For purposes hereof, a person is deemed to be the beneficial owner of shares if such person, either alone or with others, had the power to vote or to dispose of such shares. There were 649,140,278 Tyco common shares outstanding as of November 30, 1998.

 (2) The amount shown includes 500,000 shares which are held by a family partnership of which Mr. Kozlowski is the sole general partner and 2,096,000 shares that Mr. Kozlowski has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000,000 options awarded to Mr. Kozlowski under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable in two equal annual installments ending on July 17, 2000, and 401,200 shares held in a charitable remainder trust, as to which Mr. Kozlowski disclaims beneficial ownership.

 (3) The amount shown consists of 4,137,290 shares held by or on behalf of the trustees of an irrevocable trust in which Mr. Ashcroft is beneficially interested and 4,376 shares that Mr. Ashcroft has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Ashcroft under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999.

 (4) The amount shown includes 64,000 shares held in two charitable remainder trusts of which Mr. Berman is co-trustee and Mr. Berman and members of his immediate family are life beneficiaries. The amount shown also includes 8,090 shares that Mr. Berman has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Berman under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999. The law firm of Kramer Levin Naftalis & Frankel LLP has performed and will perform legal services for Tyco during the current fiscal year.

 (5) The amount shown includes 8,090 shares that Mr. Bodman has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Bodman under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999.

 (6) The amount shown includes 4,376 shares that Mr. Fort has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Fort under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999. The amount shown also includes 1,080 shares which are held by Mr. Fort as custodian for his child.

 (7) The amount shown includes 8,090 shares that Mr. Foss has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Foss under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999. The amount shown also includes 21,428 shares which are held by the Foss Manufacturing Company Pension Plan and 7,500 shares which are held by the A.S. Foss Foundation.

 (8) The amount shown includes 4,376 shares that Mr. Gilleland has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 1,000,000 options awarded to Mr. Gilleland under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable in two equal annual installments ending on October 1, 2000. The amount shown also includes 628 shares which are held in accounts for the benefit of Mr. Gilleland's immediate family.

 (9) The amount shown includes 4,376 shares that Mr. Hampton has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Hampton under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999.

(10) The amount shown includes 6,233 shares that Mr. Pasman has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Pasman under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999.

(11) The amount shown includes 4,976 shares that Mr. Slusser has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Slusser under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999.

(12) The amount shown includes 8,090 shares that Mr. Walsh has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 2,000 options awarded to Mr. Walsh under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on October 1, 1999.

(13) Less than 1%.

     The Board of Directors held 7 meetings during the fiscal year ended September 30, 1998. Each director attended at least 75% of the meetings of the Tyco Board and the meetings of each committee on which he served.

     The Board has an Audit Committee which reviews the internal controls of the Company. It meets with appropriate Tyco financial personnel as well as the Company's independent auditors. The Audit Committee reviews the scope and results of the professional services provided by the Company's independent auditors and the fees charged for such services and makes such recommendations to the Board as it deems appropriate, including recommendations as to the appointment of independent auditors. The Audit Committee met two times in fiscal 1998.

     The Board has a Compensation Committee, which sets the compensation and benefits of executive officers and key managers of the Company. The Compensation Committee met three times in fiscal 1998.

     The Board has a Corporate Governance and Nominating Committee, which is responsible for evaluating the Board's structure, personnel and processes and makes recommendations to the full Board regarding nominations of individuals for election to the Board of Directors. The Committee will consider nominations submitted by shareholders. To recommend a nominee, a shareholder should write to the Secretary of the Company at the Company's principal executive offices in Hamilton, Bermuda. Any such recommendation must include the name and address of the candidate, a brief biographical description or statement of the qualifications of the candidate and the candidate's signed consent to being named as a nominee in the Company's proxy statement, if nominated, and to serve as a director if elected. Under the Company's Bye-Laws, generally no person is eligible for election to the office of director at any general meeting unless, not less than six and not more than twenty-eight calendar days before the day appointed for the meeting, there has been given to the Secretary notice in writing by a shareholder (not being the person to be proposed) entitled to attend and vote at the meeting and the signed consent of the nominee to serve as a director. Corporate Governance and Nominating Committee members communicated with one another informally, but did not hold a formal meeting in fiscal 1998.

     The position of Lead Director, held by an outside director, is responsible for coordinating with the Chairman to establish the Board's agenda and the nomination of new directors and their committee assignments, coordinating the evaluation of the Chairman and all directors, and acting as the lead non-employee director.

SUMMARY OF DIRECTORS' COMPENSATION

     Directors receive an annual cash fee in the amount of $65,000. In addition, all non-employee directors receive stock options valued at $35,000 (utilizing the Black-Scholes option pricing model). Directors may make an irrevocable election each year to receive some or all of their annual cash fee in one or more of the following forms: (i) phantom Tyco common shares under a deferred compensation plan, (ii) a director's trust that is invested in Tyco common shares, or (iii) stock options (valued utilizing the Black-Scholes option pricing model). Under the deferred compensation plan, each account is credited with an amount equal to the dividends that would have been earned on the shares if owned. Participants receive payments from their account in cash, in either a lump sum or up to ten annual installments. The lump sum is payable, at the prior election of the director, a minimum of 5 years after deferral while a director remains a member of the Tyco Board. For a director who has ceased to be a member of the Tyco Board, the lump sum is payable, or the annual installments will commence, at the election of a director, at any time after termination of service (or upon termination of service if a director is age 70 or older). Shares held in a director's account of the director's trust are owned by the director, may be voted by him and may be withdrawn or sold at any time. Any shares remaining in the account at the time the director terminates his service on the Tyco Board will be distributed to him at that time.

     Pursuant to such arrangements, in July 1997, all directors other than Mr. Kozlowski were granted options (valued at $35,000) to purchase 3,500 Tyco common shares at an exercise price of $38.3125 per share, one quarter of which was attributable to compensation in fiscal 1997, and three quarters of which were attributable to compensation for the 1998 fiscal year. In October 1997, all directors other than Mr. Kozlowski were granted options (valued at $8,750) to purchase 876 Tyco common shares at an exercise price of $41.625, all of which were granted in respect of compensation for the 1998 fiscal year.

     In October 1998, each director other than Messrs. Kozlowski and Gilleland was granted a stock option (valued at $35,000), in respect of compensation for fiscal 1999, consisting of an option to purchase 2,000 Tyco common shares at an exercise price of $44.87735. Messrs. Berman, Bodman, Foss, Pasman, Slusser and Walsh elected to receive all or a portion of their cash fees for fiscal 1999 in stock options, and were granted options to purchase 3,714, 3,714, 3,714, 1,857, 600 and 3,714 Tyco common shares, respectively, at an exercise price of $44.87735. Options are granted under the Tyco International Ltd. Long Term Incentive Plan and have a term of ten years from date of grant. The options valued at $35,000 that all non employee directors receive each year vest and become exercisable one year from the date of grant; the options that directors elect to receive in lieu of cash fees are immediately vested and exercisable. The exercise price of all such options is equal to the average market price of Tyco common shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF TYCO

     The following table sets forth, as of November 30, 1998 (except as otherwise indicated), the beneficial ownership of Tyco common shares by (i) those person known by the Company to own beneficially more than 5% of the outstanding Tyco common shares; (ii) each of the current executive officers named under "Executive Compensation" below (other than Mr. Kozlowski); and (iii) all directors and executive officers of the Company as a group. See "Directors" above for the beneficial ownership of common shares by Mr. Kozlowski and other Directors of Tyco.

                                                                                            % OF
                                                               NUMBER OF TYCO           OUTSTANDING
                                                                COMMON SHARES          COMMON SHARES
      NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP         OWNED BENEFICIALLY(1)    OWNED BENEFICIALLY
      ---------------------------------------------         ---------------------    ------------------
FMR Corp.(2)..............................................       72,852,000                 12.4%
  82 Devonshire Street
  Boston, Massachusetts 02109
Equitable Companies, Inc.(3)..............................       46,938,000                  8.0%
  1345 Avenue of the Americas, 39th Floor
  New York, New York 10105
Massachusetts Financial Services Co.(4)...................       33,439,000                  5.7%
  500 Boylston Street
  Boston, Massachusetts 02116
Jerry R. Boggess..........................................          198,771(5)                 *
Neil R. Garvey............................................          178,961(6)                 *
Richard Meelia............................................          221,797(7)                 *
Mark H. Swartz............................................        1,296,001(8)                 *
All directors and executive officers as a group (17
  persons)................................................       10,122,912(9)               1.6%

---------------
 *  Less than one percent.

(1) The amounts and percentages shown are amounts and percentages owned beneficially as of November 30, 1998 (except for FMR, Equitable Companies and Massachusetts Financial Services, where the amounts and percentages are as of September 30, 1998), based on information furnished or publicly disclosed by the persons named. For purposes hereof, a person is deemed to be the beneficial owner of shares if such person, either alone or with others, had the power to vote or to dispose of such shares. There were 649,140,278 Tyco common shares outstanding as of November 30, 1998.

(2) In a Form 13F, with information as of September 30, 1998, FMR Corp., the parent company of the Fidelity Investments organization, reported that such shares were not acquired for the purpose of acquiring or influencing control of the Company and that it had sole dispositive power over 72,282,042 shares and sole voting power over 1,845,396 shares.

(3) In a Form 13F, with information as of September 30, 1998, Equitable Companies, Inc. reported that such shares were not acquired for the purpose of acquiring or influencing control of the Company and that it had sole dispositive power over 46,568,467 shares, sole voting power over 25,102,295 shares and shared voting power over 9,833,007 shares, all of which shares were held for the benefit of its separate accounts.

(4) In a Form 13F, with information as of September 30, 1998, Massachusetts Financial Services Co. reported that such shares were not acquired for the purpose of acquiring or influencing control of the Company and that it had sole dispositive power over 33,045,915 shares and sole voting power over 32,918,183 shares.

(5) The amount shown includes 90,785 shares that Mr. Boggess has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 208,333 options awarded to Mr. Boggess under the Tyco International Ltd. Long-Term Incentive Plan, which will become exercisable over a period ending on October 1, 2001.

(6) The amount shown includes 64,250 shares that Mr. Garvey has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 175,000 options awarded to Mr. Garvey under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on October 1, 2001.

(7) The amount shown includes 86,949 shares that Mr. Meelia has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 208,333 options awarded to Mr. Meelia under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on October 1, 2001.

(8) The amount shown includes 1,043,001 shares that Mr. Swartz has the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 999,999 options awarded to Mr. Swartz under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on October 28, 2000.

(9) The amount shown includes 3,526,975 shares that the persons have the right to acquire within 60 days of November 30, 1998 through the exercise of stock options. The amount shown excludes 5,322,974 options awarded to the persons under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over periods ranging from July 1999 through October 2001.

EXECUTIVE COMPENSATION

  Summary Compensation Table

     The table below presents the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for those persons who served as the Chief Executive Officer during fiscal 1998 and the other four most highly compensated executive officers of the Company (the "Named Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                         ANNUAL COMPENSATION(2)                        LONG-TERM INCENTIVE
                              ---------------------------------------------   -------------------------------------
                                                                                            NUMBER OF
                                                                                              SHARES
                                                                              RESTRICTED    UNDERLYING   LONG-TERM
                              FISCAL                   CASH        STOCK         STOCK        STOCK      INCENTIVE
NAME AND PRINCIPAL POSITION    YEAR      SALARY      BONUS(3)     BONUS(4)     AWARDS(5)     OPTIONS      PAYOUTS
---------------------------   ------   ----------   ----------   ----------   -----------   ----------   ----------
L. Dennis Kozlowski.........   1998    $1,250,000   $2,500,000                $20,140,000   1,916,400
  Chairman & CEO, Tyco         1997     1,250,000    2,544,260                              3,300,000    $6,508,125
  International Ltd.           1996           n/a
Jerry R. Boggess............   1998       450,000    2,610,000   $1,332,520                    50,000       559,875(7)
  President, Tyco Fire &       1997       375,000      542,093                                150,000
  Security                     1996           n/a
Mark H. Swartz..............   1998       559,500    1,250,000                 10,070,000   1,382,333
  EVP & CFO, Tyco              1997       559,500    1,272,130                              1,100,000     2,169,375
  International Ltd.           1996           n/a
Neil Garvey.................   1998       400,000    1,675,000      787,313
  President, Tyco Submarine    1997       256,000      501,500                                150,000
  Systems Ltd.                 1996           n/a
Richard Meelia..............   1998       500,000    1,064,013    1,163,068                    50,000
  President, The Kendall       1997       500,000      395,153                                150,000
  Company                      1996           n/a


                                 ALL OTHER
NAME AND PRINCIPAL POSITION   COMPENSATION(6)
---------------------------   ---------------
L. Dennis Kozlowski.........    $   901,002
  Chairman & CEO, Tyco              108,125
  International Ltd.
Jerry R. Boggess............        143,621
  President, Tyco Fire &
  Security
Mark H. Swartz..............        256,878
  EVP & CFO, Tyco                    31,994
  International Ltd.
Neil Garvey.................         84,761
  President, Tyco Submarine           2,850
  Systems Ltd.
Richard Meelia..............        149,477
  President, The Kendall
  Company

---------------
(1) On July 2, 1997, a wholly-owned subsidiary of ADT Limited ("ADT") merged with Tyco International Ltd. (the "Former Tyco"). Upon consummation of the merger, ADT (the surviving corporation) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). In conjunction with the merger on July 2, 1997, L. Dennis Kozlowski and Mark H. Swartz were named Chairman of the Board/Chief Executive Officer and Executive Vice President/Chief Financial Officer, respectively. The compensation data for fiscal 1997 salary information presented herein reflect their individual annual salaries as of July 2, 1997 and other additional compensation and long-term incentives for the period from July 2, 1997 through the end of the fiscal year, as they were not employees of ADT prior to the merger.

    In September 1997, the Company changed its fiscal year end from December 31 to September 30. The change in year end resulted in a short fiscal year covering the nine month transition period from January 1 to September 30, 1997. References to fiscal 1998, fiscal 1997 and 1996 refer to the twelve months ended September 30, 1998, the nine month transition period ended September 30, 1997 and the calendar year ended December 31, 1996.

(2) Under the Tyco International Ltd. Deferred Compensation Plan, the amount of total salary and bonus shown above that has been deferred for fiscal 1998 is as follows: Mr. Kozlowski: $1,250,000, Mr. Boggess: $1,305,000, Mr. Swartz:
    $1,484,812; Mr. Garvey: $837,500, and Mr. Meelia: $864,809. None of the
    Named Officers had "Other Annual Compensation" in excess of $50,000.

(3) The bonus amounts shown in the table for all of the named executive officers reflect annual bonus payments that were based solely on Company performance during 1998 as determined using performance objectives established early in the fiscal year.

(4) For fiscal 1998, bonuses were payable in the form of shares of stock as follows: Mr. Boggess -- 24,118 shares, Mr. Garvey -- 14,250 shares, and Mr. Meelia -- 21,051 shares. The amount listed in the table reflects the fair market value of the shares ($55.25 per share) on the date shares were earned (September 30,1998).

(5) Restricted stock in which specific performance criteria (i.e. increase in earnings per share (EPS) over the prior year) determines the number of shares that vest for the fiscal year. Any shares not vested within three years are forfeited. Recipients of all restricted shares have the right to vote such shares and receive dividends. The value shown is the value on the date of the grant ($53.00 per share on May 14, 1998). As of the end of the fiscal year, the value of these shares based on the $55.25 year-end closing price was $20,995,000 for Mr. Kozlowski and $10,497,500 for Mr. Swartz.

(6) The amounts shown in the table reflect Company contributions made on behalf of the named individuals under the Company's qualified and non-qualified defined contribution plans, as follows:

                                                                                 COMPANY
                                                                               CONTRIBUTION
                                                            COMPANY MATCHING      (NON-
                                                              CONTRIBUTION      QUALIFIED
                           NAME                             (QUALIFIED PLAN)      PLAN)
                           ----                             ----------------   ------------
Mr. Kozlowski.............................................      $12,658          $771,217
Mr. Boggess...............................................       11,216           121,414
Mr. Swartz................................................        8,000           213,063
Mr. Garvey................................................        9,582            72,646
Mr. Meelia................................................        8,000           120,969

      Non-qualified contributions were credited to the Supplemental Executive Retirement Plan as of December 31, 1997. The amount shown in the table for Mr. Kozlowski also includes interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $52,127 and director's fees of $65,000. The amounts shown in the table for Messrs. Boggess, Swartz, Garvey and Meelia also include interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $10,991, $35,815, $2,533, and $20,508, respectively.

(7) Mr. Bogges vested in 12,000 shares of Restricted Stock granted in 1990 under a time-based vesting program. The value shown above is the value on the date of vesting ($46.66 on 2/13/98).

  Option Grants in Last Fiscal Year

     The following table shows all grants of stock options to the Named Officers during fiscal 1998 under the Tyco Long-Term Incentive Plan (LTIP).

                                  INDIVIDUAL GRANTS
                              --------------------------
                                            % OF TOTAL      EXERCISE
                                             OPTIONS           OR
                                            GRANTED TO        BASE
                               OPTIONS     EMPLOYEES IN       PRICE                             GRANT DATE
            NAME               GRANTED    FISCAL YEAR(4)    ($/SHARE)     EXPIRATION DATE    PRESENT VALUE(5)
            ----              ---------   --------------   -----------   ------------------  ----------------
L. Dennis Kozlowski.........    100,000(1)      1.14%        $45.639     n/a                           n/a
                                 83,200(1)      0.95%         55.084     n/a                           n/a
                                483,200(2)      5.50%         68.097     July 23, 2007         $ 6,982,240
                              1,000,000(2)     11.38%         68.220     July 17, 2007          14,470,000
                                250,000(1)      2.85%         68.220     July 17, 2008           3,617,500

Jerry R. Boggess............     50,000(3)      0.57%         39.375     October 28, 2007          375,500

Mark H. Swartz..............    500,000(3)      5.69%         39.375     October 28, 2007        3,755,000
                                162,000(1)      1.84%         40.500     n/a                           n/a
                                262,000(2)      2.98%         68.097     July 23, 2007           3,785,900
                                333,333(2)      3.79%         68.220     July 17, 2007           4,823,329
                                125,000(1)      1.42%         68.220     July 17, 2008           1,808,750

Neil R. Garvey..............          0

Richard Meelia..............     50,000(3)      0.57%         39.375     October 28, 2007          375,500

---------------
(1) These are Reload Options with the following terms: granted at fair market value; immediately vested, but not exercisable for two months; and have a term equal to ten years. Reload options are issued when an executive uses shares of Company stock to repay Company indebtedness (which occurs principally for taxes on the vesting of Restricted Stock) as a means to retain their equity position in the Company.

(2) These are Reload Options with the following terms: granted at fair market value; immediately vested, but not exercisable for two months; and have a term equal to the remaining term of the options they replaced.

(3) These options were granted at fair market value on the date of the grant, vest one-third each year over a period of three years, and expire ten years from the date of grant.

(4) The percentages shown in this column represent the percentage of all options granted in 1998 under the Tyco LTIP.

(5) The grant date present values were determined using the Black-Scholes option pricing model applied as of the grant date using the following assumptions: expected life of three years; interest rates of 5.42% -- 5.82%, which represent the yield of a zero coupon Treasury strip with a maturity date similar to the assumed exercise period; assumed annual volatility of underlying stock of 19.07% -- 21.08%, calculated based on 36 months of historical Tyco share price movement; quarterly dividend payment of $0.25 per share; and the vesting of all options "n/a" indicated that these options were exercised during the year so a present value is not applicable. However, the grant date present value for these options was $918,000 and $955,968 for Mr. Kozlowski and $1,339,740 for Mr. Swartz.

  Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

     Shown below is information with respect to aggregate option exercises by the Named Officers in the fiscal year ended September 30, 1998 and with respect to unexercised stock options held by them at September 30, 1998.

                           SHARES                               NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                         ACQUIRED ON                                 OPTIONS AT               IN-THE-MONEY OPTIONS
                         EXERCISE OF    VALUE REALIZED ON          FISCAL YEAR END            AT FISCAL YEAR END(1)
                         OPTIONS IN    EXERCISE OF OPTIONS   ---------------------------   ---------------------------
         NAME            FISCAL YEAR     IN FISCAL YEAR      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            -----------   -------------------   -----------   -------------   -----------   -------------
L. Dennis Kozlowski....   1,483,200        $41,374,391        1,733,200      2,000,000      $      0      $33,875,000
Jerry R. Boggess.......           0                  0           50,000        150,000       846,875        2,487,500
Mark H. Swartz.........     595,333         17,152,765          720,333      1,166,667             0       19,229,172
Neil R. Garvey.........           0                  0           50,000        100,000       846,875        1,693,750
Richard Meelia.........           0                  0           50,000        150,000       846,875        2,487,500

---------------
(1) Based on the closing price of $55.25 on September 30, 1998.

  Certain Defined Benefit Plans

     Except for Messrs. Kozlowski and Swartz, the Company and its subsidiaries do not maintain any defined benefit or actuarial retirement plans ("pension plans") in which the Named Officers participate. Messrs. Kozlowski and Swartz participate in individual Executive Retirement Arrangements maintained by Tyco International Ltd. (the "ERA"). Under the ERA, Mr. Kozlowski has a fixed lifetime benefit commencing at his normal retirement age of 65 that has a present value of $72,842 monthly. Mr. Swartz's fixed lifetime benefit at his normal retirement age of 65 has a present value of $32,857 monthly. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65.

  Employment Contracts, Termination Agreements, Change of Control Arrangements

     None of the Named Officers has an employment contract, termination agreement, or change of control arrangement.

RELATED PARTY TRANSACTIONS

     Former Tyco established the Former Tyco 1983 Key Employee Corporate Loan Program, as amended, to encourage ownership of Tyco common shares on favorable terms. Loans made by subsidiaries of Tyco are primarily used for the payment of taxes due as a result of the vesting of ownership of shares granted under Former Tyco's restricted stock ownership plans.

     The Compensation Committee administers the loan program and authorizes loans, which may not exceed the amount allowable as provided by any regulation of the United States Treasury or other state or federal statute. Loans may be required to be secured by Tyco common shares owned by the employee or may be unsecured. Loans under the loan program generally bear interest at Tyco's incremental short-term borrowing rate (5.75% for 1998). Loans are generally repayable in ten years or when the participant reaches age 69, whichever occurs first, except that earlier payments must be made in the event that the participant's employment with Tyco or its subsidiaries terminates. The participant is also required to make loan payments upon the sale or other disposition of Tyco common shares (other than gifts to certain family members) with respect to which loans have been granted.

     At September 30, 1998, the amount of loans outstanding under the Loan Programs totaled $22,162,828 of which $4,821,982 was loaned to Mr. Kozlowski, $2,524,004 to Mr. Boggess, $2,750,000 to Mr. Swartz, $461,680 to Mr. Garvey, and $607,291 to Mr. Meelia. The largest amount of indebtedness since October 1, 1997 for each of these individuals is: Mr. Kozlowski, $22,474,345; Mr. Boggess, $2,541,004; Mr. Swartz, $12,538,406; Mr. Garvey, $461,680; and Mr. Meelia,
$1,509,054. In addition, the Company made short-term loans to Mr. Kozlowski and Mr. Swartz in the amounts of $59,750,014 and $23,428,695, respectively, to assist in the exercise of stock options. Interest of 5.75% was charged and the loans were repaid within 3 days.