Form 10-Q
period 1998-12-31
TYCO INTERNATIONAL LTD /BER/
filed 1999-02-16
CIK 833444

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

          The number of shares of common stock outstanding as of February 12, 1999 was 652,110,358.

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

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              -----
PART I -- FINANCIAL INFORMATION:
Item 1 -- Financial Statements --
     Consolidated Balance Sheets -- December 31, 1998
      (unaudited) and September 30, 1998....................      1
     Consolidated Statements of Operations for the Quarters
      ended December 31, 1998
       and 1997 (unaudited).................................      2
     Consolidated Statements of Cash Flows for the Quarters
      ended December 31, 1998
       and 1997 (unaudited).................................      3
     Notes to Consolidated Financial Statements
      (unaudited)...........................................   4-10
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Operating Results...........................  11-14

PART II -- OTHER INFORMATION:
Item 6 -- Exhibits and Reports on Form 8-K..................     15

                        PART I -- FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1998
                                                              ------------   -------------
                                                               (IN MILLIONS, EXCEPT SHARE
                                                                         DATA)
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................   $   834.2       $   836.9
    Accounts receivable, less allowance for doubtful
     accounts of $266.9 at December 31, 1998 and $274.6 at
     September 30, 1998.....................................     2,823.7         2,418.5
    Contracts in process....................................       630.8           565.3
    Inventories.............................................     1,838.8         1,706.6
    Deferred income taxes...................................       558.0           646.3
    Prepaid expenses and other current assets...............       389.6           316.3
                                                               ---------       ---------
                                                                 7,075.1         6,489.9
                                                               ---------       ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land....................................................       223.9           197.0
    Buildings...............................................     1,232.6         1,021.0
    Subscriber systems......................................     2,541.8         2,171.5
    Machinery and equipment.................................     2,790.9         2,554.6
    Leasehold improvements..................................       198.5           264.5
    Construction in progress................................       378.2           269.9
    Accumulated depreciation................................    (2,864.3)       (2,319.1)
                                                               ---------       ---------
                                                                 4,501.6         4,159.4
                                                               ---------       ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................     7,767.9         7,006.5
LONG-TERM INVESTMENTS.......................................       138.0           141.6
DEFERRED INCOME TAXES.......................................       363.2           296.7
OTHER ASSETS................................................       571.2           628.5
                                                               ---------       ---------
        TOTAL ASSETS........................................   $20,417.0       $18,722.6
                                                               =========       =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable and current maturities of long-term
     debt...................................................   $   250.0       $   355.9
    Accounts payable........................................     1,146.1         1,340.4
    Accrued expenses and other current liabilities..........     2,633.5         2,660.7
    Contracts in process -- billings in excess of costs.....       434.3           332.9
    Deferred revenue........................................       272.3           260.6
    Income taxes............................................       573.3           591.5
    Deferred income taxes...................................        19.4            12.5
                                                               ---------       ---------
                                                                 5,328.9         5,554.5
                                                               ---------       ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................     7,100.9         5,254.3
OTHER LONG-TERM LIABILITIES.................................       628.1           631.8
DEFERRED INCOME TAXES.......................................        86.1            82.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 1,503,750,000 shares
  authorized; 648,690,353 shares outstanding at December 31,
  1998 and 645,883,118 shares outstanding at September 30,
  1998, net of 1,382,758 and 3,371,003 shares owned by
  subsidiaries at December 31, 1998 and September 30, 1998,
  respectively..............................................       129.7           129.2
Capital in excess:
    Share premium...........................................     4,128.7         4,032.8
    Contributed surplus, net of deferred compensation of
     $51.0 at December 31, 1998 and $46.3 at September 30,
     1998...................................................     2,849.4         2,850.5
Retained earnings...........................................       369.1           413.7
Accumulated other comprehensive income......................      (203.9)         (226.6)
                                                               ---------       ---------
                                                                 7,273.0         7,199.6
                                                               ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........   $20,417.0       $18,722.6
                                                               =========       =========

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 FOR THE QUARTERS
                                                                ENDED DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                               (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
NET SALES...................................................  $3,819.6      $2,990.0
Cost of sales...............................................   2,350.4       1,910.3
Selling, general and administrative expenses................     820.5         647.9
Merger, restructuring and other non-recurring charges.......     434.9          12.0
Charges for the impairment of long-lived assets.............      76.0            --
                                                              --------      --------
OPERATING INCOME............................................     137.8         419.8
Interest expense, net.......................................     (95.6)        (39.6)
                                                              --------      --------
Income before income taxes and extraordinary item...........      42.2         380.2
Income taxes................................................     (68.2)       (124.4)
                                                              --------      --------
(Loss) income before extraordinary item.....................     (26.0)        255.8
Extraordinary item, net of taxes of $1.0 and $0.5,
  respectively..............................................      (2.4)         (0.9)
                                                              --------      --------
NET (LOSS) INCOME...........................................  $  (28.4)     $  254.9
                                                              ========      ========

BASIC (LOSS) EARNINGS PER COMMON SHARE:
(Loss) income before extraordinary item.....................  $   (.04)     $    .42
Extraordinary item, net of taxes............................        --            --
Net (loss) income...........................................      (.04)          .42

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
(Loss) income before extraordinary item.....................  $   (.04)     $    .41
Extraordinary item, net of taxes............................        --            --
Net (loss) income...........................................      (.04)          .41

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic.......................................................     646.7         602.9
Diluted.....................................................     646.7         626.8

CASH DIVIDENDS PER COMMON SHARE (SEE NOTE 6)................  $   .025      $   .025

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                1998          1997
                                                              ---------      ------
                                                                  (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $   (28.4)     $254.9
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities:
     Restructuring and other non-recurring charges..........      142.9        12.0
     Charges for the impairment of long-lived assets........       76.0          --
     Depreciation...........................................      137.2       118.1
     Goodwill and other intangible amortization.............       65.1        39.6
     Deferred income taxes..................................       65.5        58.7
     Other non-cash items...................................       10.0       (17.9)
     Changes in assets and liabilities net of the effects of
      acquisitions:
          Accounts receivable and contracts in process......     (262.0)      (10.6)
          Inventories.......................................      (76.2)       (7.6)
          Prepaid expenses and other current assets.........      (39.8)      (40.9)
          Accounts payable, accrued expenses and other
            current liabilities.............................     (367.7)     (184.9)
          Income taxes......................................      (23.1)       (9.5)
          Deferred revenue..................................       10.6        (6.5)
          Other.............................................      (93.9)      (52.6)
                                                              ---------      ------
     Net cash (used in) provided by operating activities....     (383.8)      152.8
                                                              ---------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (216.3)     (163.0)
Purchase of leased property (Note 2)........................     (234.0)         --
Acquisition of businesses, net of cash acquired.............     (831.8)     (103.3)
Other.......................................................       (3.5)       (9.4)
                                                              ---------      ------
     Net cash used in investing activities..................   (1,285.6)     (275.7)
                                                              ---------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) on long-term debt and lines of
  credit....................................................    1,606.7       (39.1)
Dividends paid..............................................      (16.3)      (16.4)
Proceeds from exercise of options and warrants..............       96.4       152.7
Other.......................................................      (20.1)       (2.4)
                                                              ---------      ------
     Net cash provided by financing activities..............    1,666.7        94.8
                                                              ---------      ------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (2.7)      (28.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      836.9       411.2
                                                              ---------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   834.2      $383.1
                                                              =========      ======

          See notes to consolidated financial statements (unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The unaudited financial statements presented herein include the consolidated accounts of Tyco International Ltd. (the "Company" or "Tyco"), a company incorporated in Bermuda, and its subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 ("Form 10-K") and the financial statements and notes thereto included in the Company's Current Report on Form 8-K filed on December 10, 1998 ("Form 8-K"). As described more fully in Note 2, on October 1, 1998, Tyco merged with United States Surgical Corporation ("USSC"). As the merger with USSC was consummated subsequent to Tyco's year end, the Form 8-K was filed to present supplemental consolidated financial statements reflecting the combination of Tyco and USSC for all periods presented in accordance with the pooling of interests method of accounting. Upon publication of the Company's consolidated financial statements for a period including October 1, 1998, the supplemental consolidated financial statements included in the Company's Form 8-K became the historical consolidated financial statements of the Company.

     The consolidated financial statements presented herein have also been prepared following the pooling of interests method of accounting for the merger with USSC and therefore reflect the combined financial position, operating results and cash flows of Tyco and USSC as if they had been combined for all periods presented.

     The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  MERGERS

     On October 1, 1998, Tyco consummated a merger with USSC. A total of approximately 59.2 million shares were issued to the former shareholders of USSC.

     Aggregate fees and expenses related to the merger and to the integration of the combined companies have been expensed in the accompanying consolidated statement of operations for the quarter ended December 31, 1998, as required under the pooling of interests method of accounting. This includes transaction costs of approximately $53.3 million consisting of legal, printing, accounting, financial advisory services and other direct expenses. It also includes charges of approximately $368.5 million to reflect the combination of the companies, including severance costs, integration costs, the costs associated with the elimination of excess facilities and the satisfaction of certain liabilities, and $71.5 million for the impairment of long-lived assets. See Notes 7 and 8.

     In connection with the merger, the Company assumed an operating lease for USSC's North Haven facilities. In December 1998, the Company assumed the debt related to the North Haven property of approximately $211 million. The assumption of the debt combined with the settlement of certain other obligations in the amount of $23 million resulted in the Company acquiring ownership of the North Haven property. The total cost incurred to acquire the property of $234 million was recorded on the balance sheet at December 31, 1998.

     On November 22, 1998, a subsidiary of Tyco entered into a definitive merger agreement for the acquisition of AMP Incorporated ("AMP"). It is estimated that Tyco will issue up to approximately 186.0 million common shares for delivery by the subsidiary to the former shareholders of AMP in the merger. The actual number of shares will be based on Tyco's weighted average stock price for a fifteen day trading period ending four trading days prior to AMP's shareholder vote on the merger. AMP, with annual revenues of approximately $5.5 billion, designs, manufactures and markets electronic, electrical and electro-optic connection devices and associated application tools and machines. The acquisition of AMP, which will be accounted for as a pooling of interests, is subject to the approval of AMP's shareholders. Issuance of the Tyco stock to be delivered to AMP shareholders in the merger is subject to approval of Tyco shareholders. The transaction is expected to close in April 1999.

3.  ACQUISITIONS

     During the first quarter of fiscal 1999, the Company purchased businesses in its Healthcare and Specialty Products, Fire and Security Services and Flow Control Products segments for an aggregate of $972.2 million, including $831.8 million in cash, net of cash acquired, and the assumption of approximately $140.4 million in debt. The acquisitions were made utilizing cash on hand and borrowings under the Company's bank credit agreement and uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $827.3 million in goodwill and other intangibles was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded.

     The fiscal 1999 first quarter acquisitions include the acquisition of Graphic Controls Corporation, which was purchased for approximately $460 million, including the assumption of certain outstanding debt. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposal medical products, will be integrated with Ludlow Technical Products within the Tyco Healthcare Group.

     Additional purchase liabilities recorded during fiscal 1999 include approximately $28.2 million for transaction and other direct costs, $42.8 million for severance and related costs and $25.7 million for costs associated with the shut down and consolidation of certain acquired facilities. The $42.8 million for severance costs and the $25.7 million for the shut down and consolidation of facilities primarily relate to the acquisition of Graphic Controls discussed above. These costs include employee termination benefits for approximately 625 employees located throughout the United States, consisting of approximately 370 manufacturing and distribution employees, 140 sales and marketing associates, 65 technical support staff and 50 administrative personnel. The costs associated with the shut down of facilities primarily relate to the closing of three large manufacturing plants and, to a lesser extent, the consolidation of corporate facilities, sales offices and other locations. At December 31, 1998, approximately 130 employees had been terminated. None of the manufacturing plants was shut down as of December 31, 1998.

     In connection with acquisitions accounted for as purchases consummated during and prior to the quarter ended December 31, 1998, liabilities for approximately $45.7 million in transaction and other costs, $162.2 million for severance and related costs and $299.2 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at December 31, 1998. The Company expects that the termination of employees and consolidation of facilities related to these acquisitions will be substantially complete within one year of the related dates of acquisition.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if these acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to December 31, 1998.

                                                                             QUARTER ENDED
                                                        QUARTER ENDED        DECEMBER 31,
                                                      DECEMBER 31, 1998          1997
                                                      -----------------      -------------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...........................................      $3,865.5             $3,111.3
(Loss) income before extraordinary item.............         (30.5)               242.8
Net (loss) income...................................         (32.9)               241.9
Net (loss) income per common share:
     Basic..........................................          (.05)                 .40
     Diluted........................................          (.05)                 .39

4.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1998            1998
                                                             ------------    -------------
                                                                     (IN MILLIONS)
Bank and acceptance facilities.............................    $     --        $    0.8
Bank credit agreement......................................     2,162.0         1,359.0
Bank credit facilities.....................................        22.1           206.9
Uncommitted lines of credit................................       125.0              --
8.125% public notes due 1999...............................        10.5            10.5
8.25% senior notes due 2000................................         9.5             9.5
6.5% public notes due 2001.................................       299.0           299.0
6.125% public notes due 2001...............................       747.3           747.0
9.25% senior subordinated notes due 2003...................          --            14.1
5.875% private placement notes due 2004....................       397.4              --
6.375% public notes due 2004...............................       104.6           104.6
6.375% public notes due 2005...............................       742.8           742.6
12.0% notes due 2005 - Graphic Controls....................        75.0              --
6.125% private placement notes due 2008....................       394.5              --
7.25% senior notes due 2008................................       300.0           300.0
Zero coupon Liquid Yield Option Notes due 2010.............       114.0           115.3
6.25% public Dealer Remarketable Securities ("Drs.") due
  2013.....................................................       762.1           762.8
9.5% public debentures due 2022............................        49.0            49.0
8.0% public debentures due 2023............................        50.0            50.0
7.0% public notes due 2028.................................       492.2           492.1
Financing lease obligation.................................        76.2            76.5
Other......................................................       417.7           270.5
                                                               --------        --------
          Total debt.......................................     7,350.9         5,610.2
Less current portion.......................................       250.0           355.9
                                                               --------        --------
Long-term debt.............................................    $7,100.9        $5,254.3
                                                               ========        ========

     In October 1998, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, issued $800 million of debt in a private placement offering consisting of two series of Notes: $400 million of 5.875% Notes due November 2004 and $400 million of 6.125% Notes due November 2008. Interest on each series of Notes is payable on May 1 and November 1 of each year, beginning May 1, 1999. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% Notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined therein.

     During the quarters ended December 31, 1998 and 1997, respectively, 6,631 and 124,264 of the Liquid Yield Option Notes ("LYONs") with a carrying value of $3.1 million and $55.1 million were exchanged for

180,204 and 3,376,990 common shares of the Company. The extraordinary item of $2.4 million in the quarter ended December 31, 1998 relates to the write-off of net unamortized deferred financing costs related to the LYONs and deferred costs associated with USSC's revolver facility fees which the Company refinanced. The extraordinary item of $0.9 million in the quarter ended December 31, 1997 was the write-off of net unamortized deferred financing costs related to the LYONs.

     Under TIG's bank credit agreement, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

5.  EARNINGS PER COMMON SHARE

     The reconciliations between basic and diluted (loss) earnings per common share are as follows:

                                                                   QUARTER ENDED                    QUARTER ENDED
                                                                 DECEMBER 31, 1998                DECEMBER 31, 1997
                                                           -----------------------------    -----------------------------
                                                                               PER SHARE                        PER SHARE
                                                           (LOSS)    SHARES     AMOUNT      INCOME    SHARES     AMOUNT
                                                           ------    ------    ---------    ------    ------    ---------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC (LOSS) INCOME PER COMMON SHARE
    Net (loss) income available to common shareholders...  $(28.4)   646.7       $(.04)     $254.9    602.9       $.42
    Stock options and warrants...........................      --       --                      --     10.8
    Exchange of LYONs debt...............................      --       --                     2.2     13.1
                                                           ------    -----                  ------    -----
DILUTED (LOSS) INCOME PER COMMON SHARE
    Net (loss) income available to common shareholders
      plus assumed conversions...........................  $(28.4)   646.7       $(.04)     $257.1    626.8       $.41
                                                           ======    =====                  ======    =====

     The computation of diluted loss per common share in the quarter ended December 31, 1998 excludes the effect of the assumed exercise of all outstanding stock options and warrants for approximately 42.1 million shares and the assumed exchange of outstanding LYONs for approximately 6.5 million shares because the effect would be anti-dilutive. The computation of diluted income per common share in the quarter ended December 31, 1997 excludes the effect of the assumed exercise of approximately 16.1 million stock options that were outstanding as of December 31, 1997 because the effect would be anti-dilutive.

6.  CASH DIVIDENDS PER COMMON SHARE

     Tyco paid a quarterly cash dividend of $0.025 per common share in the quarters ended December 31, 1998 and 1997. Prior to its merger with Tyco, USSC paid a dividend of $0.04 per share in the quarter ended December 31, 1997.

7.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the first quarter of fiscal 1999, the Company recorded merger, restructuring and other non-recurring charges of $434.9 million primarily related to the merger with USSC (Notes 1 and 2). Transaction costs of $53.3 million to effect the merger consists of legal, accounting, financial advisory services, and other costs payable at the effective time of the merger, as well as other direct expenses. These were expensed as required under the pooling of interests method of accounting. Costs incurred to combine USSC's disposable medical products business with the related business of Tyco include the cost of announced workforce reductions of $124.8 million involving the elimination of approximately 800 positions in the United States, 200 positions in Puerto Rico and 600 positions in Europe; the combination of certain facilities of $51.8 million involving the closure of 20 manufacturing and distribution facilities in Europe and the shut down and consolidation of 30 sales and administrative offices located primarily throughout the United States and/or Europe; lease termination costs of $156.8 million; and other costs of $35.1 million relating to the consolidation of certain product lines and other non-recurring charges. Approximately $183.4 million of accrued merger and restructuring costs are included in other current liabilities at December 31, 1998. The Company currently anticipates that the restructuring will be substantially completed by December 31, 1999.

     During the first quarter of fiscal 1998, the Company recorded restructuring charges of $12.0 million related to employee severance costs, facility disposals and asset write-downs as part of USSC's cost cutting objectives, which was substantially completed as of December 31, 1998.

8.  CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     During the first quarter of fiscal 1999, the Company recorded charges of $76.0 million for the impairment of long-lived assets in Tyco's Healthcare and Specialty Products segment. This charge primarily relates to the combination of property, plant and equipment in USSC's operations in the United States and Europe with that of Tyco's and was determined following a review of the carrying value of their assets.

9.  COMPREHENSIVE INCOME

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity, other than transactions with owners. Total comprehensive (loss) income was $(5.6) million and $206.6 million for the quarters ended December 31, 1998 and 1997, respectively. Components of other comprehensive income (loss) include foreign currency translation adjustments of $22.8 million and $(46.3) million and unrealized loss on marketable securities of $0 and $(2.0) million for the quarters ended December 31, 1998 and 1997, respectively. Certain prior year amounts within shareholders' equity have been reclassified as Accumulated Other Comprehensive Income to comply with the reporting requirements of SFAS No. 130.

10.  CONSOLIDATED SEGMENT DATA

     Selected information for the Company's four industry segments is as follows (in millions):

                                                                  QUARTER ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                                ----          ----
NET SALES:
Healthcare and Specialty Products...........................  $1,342.8      $  979.1
Fire and Security Services..................................   1,384.3       1,126.6
Flow Control Products.......................................     652.5         550.0
Electrical and Electronic Components........................     440.0         334.3
                                                              --------      --------
                                                              $3,819.6      $2,990.0
                                                              ========      ========
OPERATING INCOME (LOSS):
Healthcare and Specialty Products...........................  $ (237.1)(1)  $  145.3(2)
Fire and Security Services..................................     205.4         146.4
Flow Control Products.......................................      93.5          71.9
Electrical and Electronic Components........................      95.0          71.6
Corporate and other expenses................................     (19.0)        (15.4)
                                                              --------      --------
                                                              $  137.8      $  419.8
                                                              ========      ========

---------------
(1) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the USSC merger.

(2) Includes restructuring charges of $12.0 million related to USSC's operations.

11.  INVENTORIES

     Inventories are classified as follows (in millions):

                                                        DECEMBER 31, 1998   SEPTEMBER 30, 1998
                                                        -----------------   ------------------
Purchased materials and manufactured parts............      $  577.5             $  566.0
Work in process.......................................         324.0                295.4
Finished goods........................................         937.3                845.2
                                                            --------             --------
                                                            $1,838.8             $1,706.6
                                                            ========             ========

12.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is liable for contract completion and product performance. In addition, the Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. In the opinion of management, such obligations will not materially affect the Company's financial position or results of operations.

13.  TYCO INTERNATIONAL GROUP S.A. ("TIG")

     During fiscal 1998, TIG issued $2.75 billion of public debt securities, which are fully and unconditionally guaranteed by Tyco. TIG, a Luxembourg holding company, is the parent company of substantially all the operating subsidiaries of the Company. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by Tyco of TIG's debt obligations and the Company's belief that such information is not material to holders of the debt securities. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure has been in place for all periods presented.

                                                            DECEMBER 31,      SEPTEMBER 30,
                                                                1998              1998
                                                            ------------      -------------
Total current assets......................................   $ 7,175.2          $ 6,639.5
Total non-current assets..................................    13,215.7           12,090.0
Total current liabilities.................................     5,299.4            5,519.5
Total non-current liabilities.............................     8,020.9            6,401.5

                                                                  QUARTER ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Net sales...................................................  $3,819.2      $2,990.0
Gross profit................................................   1,466.2       1,079.7
(Loss) income before extraordinary item(1)..................    (184.4)        241.5
Net (loss) income(2)........................................    (186.8)        240.6

---------------
(1) Loss before extraordinary item in the quarter ended December 31, 1998 includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million primarily related to the USSC merger. Income before extraordinary item in the quarter ended December 31, 1997 includes restructuring charges of $12.0 million related to USSC's operations.

(2) Extraordinary item was comprised of losses on the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt.

14.  SUBSEQUENT EVENTS

     In January 1999, TIG issued $400 million of its 6.125% notes due 2009 and $800 million of its 6.875% notes due 2029 in a public offering. Interest is payable semi-annually in January and July. Repayment of amounts outstanding under these securities is fully and unconditionally guaranteed by Tyco (Note
13). The
net proceeds of approximately $1.17 billion were used to repay borrowings under TIG's $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

     In January 1999, TIG initiated a commercial paper program under which it can issue notes with an aggregate face value of up to $1.75 billion from time to time outstanding. The Company expects to increase the size of the commercial paper program to $3.25 billion in connection with the increase of TIG's credit agreement discussed below. The notes are unsecured and are fully and unconditionally guaranteed by Tyco. Proceeds from the sale of the notes will be used for working capital and other corporate purposes. The Company is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under this commercial paper program.

     In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.25 billion until February 11, 2000, with the option to extend to February 11, 2001, and borrow up to an additional $0.5 billion until February 12, 2003. TIG has the option to increase the $3.25 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Eurodollar rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.125%. Repayments of amounts outstanding under this agreement are guaranteed by the Company. The Company plans to use the $3.25 billion part of the credit facility principally to fully support its commercial paper program discussed above and therefore expects this part to remain largely undrawn.

     On February 5, 1999, USSC completed a tender offer for its 7 1/4% Senior Notes due 2008 in which $292 million of the $300 million principal amount of the notes outstanding were tendered. Graphic Controls has made an offer, scheduled to expire February 23, 1999, to purchase its 12% Senior Subordinated Notes due 2005, in which all $75 million principal amount of the notes outstanding have been tendered. See Note 4.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

     On October 1, 1998, Tyco consummated a merger with United States Surgical Corporation ("USSC"). The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements reflect the combined financial position, results of operations and cash flows of Tyco and USSC for all periods presented. See Notes 1 and 2 to the Consolidated Financial Statements presented herein.

RESULTS OF OPERATIONS

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Healthcare and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

  Overview

     (Loss) income before extraordinary item was $(26.0) million, or $(.04) per share on a diluted basis, for the quarter ended December 31, 1998, as compared to $255.8 million, or $.41 per diluted share, for the quarter ended December 31, 1997. During the quarter ended December 31, 1998, the Company incurred an after-tax charge of $427.6 million ($.65 per share) for merger and transaction costs, write-offs and integration costs primarily associated with the USSC merger. During the quarter ended December 31, 1997, the Company incurred an after-tax charge of $9.2 million ($.01 per share) for restructuring charges in USSC's operations. Excluding these non-recurring charges, income before extraordinary item rose 51.5% to $401.6 million, or $.61 per diluted share, for the quarter ended December 31, 1998, as compared to $265.0 million, or $.43 per diluted share, for the quarter ended December 31, 1997. The increase was attributable to increased sales, margin improvements and results of acquired companies in each of the Company's business segments.

     After each acquisition, acquired companies are immediately integrated, and Tyco does not separately track post-acquisition financial results. Accordingly, the impact of certain acquired companies in the following analysis is based on estimates and assumes that acquisitions were completed as of the beginning of the periods discussed.

  Quarter ended December 31, 1998 Compared to Quarter ended December 31, 1997

     Sales increased 27.7% during the quarter ended December 31, 1998 to $3.82 billion from $2.99 billion in the quarter ended December 31, 1997.

     Sales of the Healthcare and Specialty Products group increased $363.7 million to $1.34 billion, or 37.1%, principally due to increased sales of the Tyco Healthcare Group. This increase was primarily due to the inclusion of Sherwood-Davis & Geck ("Sherwood"), which was acquired in February 1998. Excluding the impact of Sherwood, sales increased an estimated $118.4 million, or 9.7%.

     Sales of the Fire and Security Services group increased $257.7 million to $1.38 billion, or 22.9%, principally due to increased sales in the Company's electronic security services business in the United States and, to a lesser extent, in the North American fire protection operations and the European fire protection and security operations. This increase was primarily due to the higher volume of recurring service revenues and the inclusion of CIPE S.A. ("CIPE"), acquired in May 1998 and Wells Fargo Alarm ("Wells Fargo"), acquired in June 1998. Excluding the impact of CIPE and Wells Fargo, sales increased an estimated $130.3 million or 10.4%.

     Sales of the Flow Control Products group increased $102.5 million to $652.5 million, or 18.6%, primarily reflecting increased demand for valve products in North America and Europe and the inclusion of the U.S. Operations of Crosby Valve, Inc. ("Crosby"), acquired in July 1998, and Rust Environmental and Infrastructure, Inc. ("Rust"), acquired in September 1998. Excluding the impact of Crosby and Rust, sales increased an estimated $52.8 million, or 8.8%.

     Sales of the Electrical and Electronic Components group increased $105.7 million to $440.0 million, or 31.6%, principally due to increased sales at Tyco Submarine Systems Ltd ("TSSL"), the inclusion of Sigma

Circuits, Inc. ("Sigma"), which was acquired in July 1998, and, to a lesser extent, increased sales at Tyco Printed Circuit Group. Excluding the impact of Sigma, sales increased an estimated $82.1 million, or 22.9%

     Pre-tax income was $42.2 million for the quarter ended December 31, 1998, as compared to $380.2 million for the quarter ended December 31, 1997. Pre-tax income for the quarter ended December 31, 1998 included charges of $434.9 million for merger, restructuring and other non-recurring items and $76.0 million for the impairment of long-lived assets primarily related to the USSC merger. Pre-tax income for the quarter ended December 31, 1997 included charges of $12.0 million for restructuring and other non-recurring items related to USSC's operations. See Notes 7 and 8 to the Consolidated Financial Statements. Excluding these non-recurring charges, pre-tax income increased $160.9 million, or 41.0%, to $553.1 million. Amortization expense for goodwill and other intangible assets was $65.1 million for the quarter ended December 31, 1998 and $39.6 million for the quarter ended December 31, 1997. The following analysis is presented exclusive of these non-recurring charges to better portray management's view of the comparability of continuing operations.

     Operating profits for the Healthcare and Specialty Products group increased $116.5 million to $273.8 million, or 74.1%. Operating profits were 20.4% of sales in the quarter ended December 31, 1998 as compared to 16.1% in the quarter ended December 31, 1997. The increase was principally due to increased volume and margins in the Tyco Healthcare Group, including the effect of the acquisition of Sherwood, and improved margins at Tyco Plastics and Adhesives.

     Operating profits for the Fire and Security Services increased $59.0 million to $205.4 million, or 40.3%. Operating profits were 14.8% of sales in the quarter ended December 31, 1998 as compared to 13.0% in the quarter ended December 31, 1997. The overall increase was primarily due to higher service volume in the Company's worldwide security and fire protection businesses. The increase in operating profits as a percentage of sales was due to improved margins in the European security and fire protection operations.

     Operating profits for the Flow Control Products group increased $21.6 million to $93.5 million, or 30.0%. Operating profits were 14.3% of sales in the quarter ended December 31, 1998 as compared to 13.1% in the quarter ended December 31, 1997. The increase was due to higher volume and margins in the Company's European flow control products operations and improved margins at Mueller and Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $23.4 million to $95.0 million, or 32.7%. Operating profits were 21.6% of sales in the quarter ended December 31, 1998 and 21.4% in the quarter ended December 31, 1997. The overall increase was principally due to increased sales at TSSL and higher margins at Allied Electrical Conduit.

     The effect of changes in foreign exchange rates during the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 was not material to the Company's sales and operating profits.

     The effective income tax rate was 27.4% during the quarter ended December 31, 1998 and 32.4% during the quarter ended December 31, 1997. The decrease was due to higher earnings in domiciles with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, cash used in operating activities net of the effect of acquired assets and liabilities was $383.8 million during the first quarter of fiscal 1999. The working capital acquired as a result of acquisitions during the period is included in the cost of acquisitions in the Consolidated Statement of Cash Flows. The significant operating changes in working capital were a $367.7 million decrease in accounts payable and accrued expenses, which resulted principally from the reduction in trade accounts payable in the ordinary course of business and spending for merger, restructuring and other non-recurring costs, and a $262.0 million increase in accounts receivable and contracts in process. The impact of changes in foreign exchange rates did not materially affect net working capital during the quarter.

     During the first quarter of fiscal 1999, the Company used cash of $831.8 million to acquire companies in its Healthcare and Specialty Products, Fire and Security Services and Flow Control Products segments, $216.3 million to purchase property, plant and equipment, $234 million to purchase the USSC North Haven facilities discussed below and $16.3 million to pay dividends to shareholders. The Company received proceeds of $96.4 million from the exercise of common share options.

     The source of the cash used for acquisitions was primarily from an increase in total debt. At December 31, 1998, the Company's total debt was $7.35 billion, as compared to $5.61 billion at September 30, 1998. The increase resulted principally from the issuance of $800 million private placement notes discussed below and borrowings under the Company's bank credit agreement and uncommitted lines of credit. Shareholders' equity was $7.27 billion, or $11.21 per share, at December 31, 1998, compared to $7.20 billion, or $11.15 per share, at September 30, 1998. Goodwill and other intangible assets were $7.77 billion at December 31, 1998, compared to $7.01 billion at September 30, 1998. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 50% at December 31, 1998 and 44% at September 30, 1998.

     In October 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of Notes: $400 million of 5.875% Notes due November 2004 and $400 million of 6.125% Notes due November 2008. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million Notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined.

     In December 1998, the Company assumed the debt related to USSC's North Haven facilities of approximately $211 million. The assumption of the debt combined with the settlement of certain other obligations in the amount of $23 million resulted in the Company acquiring ownership of the North Haven property for a total cost of $234 million.

     In January 1999, TIG issued $400 million of its 6.125% notes due 2009 and $800 million of its 6.875% notes due 2029 utilizing the capacity under its $3.75 billion public shelf registration statement. Interest is payable semi-annually in January and July. Repayment of amounts outstanding under these securities is fully and unconditionally guaranteed by Tyco (See Note 13 to the Consolidated Financial Statements). The net proceeds of approximately $1.17 billion were used to repay borrowings under the $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

     In January 1999, TIG initiated a commercial paper program under which it can issue notes with an aggregate face value of up to $1.75 billion from time to time outstanding. The Company expects to increase the size of the Commercial paper program to $3.25 billion in connection with the increase of TIG's credit agreement discussed below. The notes are unsecured and are fully and unconditionally guaranteed by Tyco. Proceeds from the sale of the notes will be used for working capital and other corporate purposes. The Company is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under this commercial paper program.

     In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.25 billion until February 11, 2000, with the option to extend to February 11, 2001, and borrow up to an additional $0.5 billion until February 12, 2003. TIG has the option to increase the $3.25 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Eurodollar rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.125%. Repayments of amounts outstanding under this agreement are guaranteed by the Company. The Company plans to use the $3.25 billion part of the credit facility principally to fully support its commercial paper program discussed above and therefore expects this part to remain largely undrawn.

     The Company believes that its cash flow from operations together with its existing credit facilities and other credit arrangements, is adequate to fund its operations.

BACKLOG

     The backlog of unfilled orders was approximately $3.9 billion at December 31, 1998 as compared to $4.2 billion at September 30, 1998. The net decrease principally resulted from a decrease in backlog in the Company's submarine systems business, due to the timing of contracts, partially offset by an increase in backlog at Earth Tech and at the Company's worldwide security and North American fire protection businesses.

YEAR 2000 COMPLIANCE

     Year 2000 compliance programs and system modifications were initiated by the Company in fiscal 1997 in an attempt to ensure that these systems and key processes will remain functional. The Company is continuing its assessment of the potential impact of the Year 2000 on date-sensitive information in computer software programs and operating systems in its product development, financial business systems and administrative functions, and has begun implementing strategies to avoid adverse implications. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier, customer and other third-party readiness. Review of the systems affecting the Company is progressing. The costs of the Company's Year 2000 program to date have not been material, and the Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity.

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

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

CONVERSION TO THE EURO

     On January 1, 1999, 11 European countries began using the "euro" as their single currency, while still continuing to use their own notes and coins for cash transactions. Banknotes and coins denominated in euros are expected to be put in circulation during 2002. Uncertainty exists as to the effect the introduction of the euro and the conversion of cash in circulation into euros will have on the marketplace. Tyco conducts a significant amount of business in these countries. The Company has not yet determined the effect, if any, the euro will have on its operations.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          4.1 364-Day Credit Agreement dated as of February 12, 1999 among Tyco International Group S.A., the Banks named therein and Morgan Guaranty Trust Company of New York, as Agent

          4.2 Parent Guarantee Agreement (as amended) dated as of February 12, 1999 between Tyco International Ltd. and Morgan Guaranty Trust Company of New York, as Agent

          27   Financial Data Schedule

     (b) Reports on Form 8-K

     A Current Report on Form 8-K was filed by the registrant on December 10, 1998 to put on file supplemental consolidated financial statements for the fiscal year ended September 30, 1998 reflecting the restatement for the merger with United States Surgical Corporation, which was accounted for as a pooling of interests.

     An amended Current Report on Form 8-K/A was filed by the registrant on December 11, 1998 to amend Exhibit 99.2, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the registrant's Form 8-K filed on December 10, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            TYCO INTERNATIONAL LTD.

                                                   /s/ MARK H. SWARTZ
                                            ------------------------------------
                                            Mark H. Swartz
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING AND FINANCIAL
                                            OFFICER)

Date:  February 16, 1999

                            TYCO INTERNATIONAL LTD.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
  4.1        364-Day Credit Agreement dated as of February 12, 1999 among
             Tyco International Group S.A., the Banks named therein and
             Morgan Guaranty Trust Company of New York, as Agent
  4.2        Parent Guarantee Agreement (as amended) dated as of February
             12, 1999 between Tyco International Ltd. and Morgan Guaranty
             Trust Company of New York, as Agent
  27         Financial Data Schedule