Form 10-Q
period 1999-03-31
TYCO INTERNATIONAL LTD /BER/
filed 1999-05-17
CIK 833444

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     The number of shares of common stock outstanding as of April 23, 1999 was 820,649,338.

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

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                               PAGE
                                                              -------
PART I -- FINANCIAL INFORMATION:
Item 1 -- Financial Statements
     Consolidated Balance Sheets as of March 31, 1999
      (unaudited) and September 30, 1998....................        1
     Consolidated Statements of Operations for the Quarters
      and Six Months ended March 31, 1999 and 1998
      (unaudited)...........................................        2
     Consolidated Statements of Cash Flows for the Six
      Months ended March 31, 1999 and 1998 (unaudited)......        3
     Notes to Consolidated Financial Statements
      (unaudited)...........................................     4-11
Item 2 -- Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    12-17
PART II -- OTHER INFORMATION:
Item 6 -- Exhibits and Reports on Form 8-K..................       18

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31,     SEPTEMBER 30,
                                                                  1999           1998
                                                              ------------   -------------
                                                               (IN MILLIONS, EXCEPT SHARE
                                                                         DATA)
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................   $ 1,264.2       $   836.9
    Accounts receivable, less allowance for doubtful
     accounts of $261.3 at March 31, 1999 and $274.6 at
     September 30, 1998.....................................     2,827.3         2,418.5
    Contracts in process....................................       588.7           565.3
    Inventories.............................................     1,942.5         1,706.6
    Deferred income taxes...................................       586.1           646.3
    Prepaid expenses and other current assets...............       383.0           316.3
                                                               ---------       ---------
                                                                 7,591.8         6,489.9
                                                               ---------       ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land....................................................       264.5           197.0
    Buildings...............................................     1,379.4         1,021.0
    Subscriber systems......................................     2,639.2         2,171.5
    Machinery and equipment.................................     3,016.5         2,554.6
    Leasehold improvements..................................       199.8           264.5
    Construction in progress................................       408.8           269.9
    Accumulated depreciation................................    (3,173.3)       (2,319.1)
                                                               ---------       ---------
                                                                 4,734.9         4,159.4
                                                               ---------       ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................     8,545.8         7,006.5
LONG-TERM INVESTMENTS.......................................       140.7           141.6
DEFERRED INCOME TAXES.......................................       425.9           296.7
OTHER ASSETS................................................       602.0           628.5
                                                               ---------       ---------
        TOTAL ASSETS........................................   $22,041.1       $18,722.6
                                                               =========       =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable and current maturities of long-term
     debt...................................................   $   122.8       $   355.9
    Accounts payable........................................     1,450.7         1,340.4
    Accrued expenses and other current liabilities..........     2,755.7         2,660.7
    Contracts in process -- billings in excess of costs.....       567.3           332.9
    Deferred revenue........................................       268.1           260.6
    Income taxes............................................       617.1           591.5
    Deferred income taxes...................................        32.9            12.5
                                                               ---------       ---------
                                                                 5,814.6         5,554.5
                                                               ---------       ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................     7,856.8         5,254.3
OTHER LONG-TERM LIABILITIES.................................       637.4           631.8
DEFERRED INCOME TAXES.......................................        88.4            82.4

SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 2,500,000,000 shares
  authorized; 653,505,415 shares outstanding at March 31,
  1999 and 645,883,118 shares outstanding at September 30,
  1998, net of 205,170 and 3,371,003 shares owned by
  subsidiaries at March 31, 1999 and September 30, 1998,
  respectively..............................................       130.7           129.2
Capital in excess:
    Share premium...........................................     4,349.7         4,032.8
    Contributed surplus, net of deferred compensation of
     $43.3 at March 31, 1999 and $46.3 at September 30,
     1998...................................................     2,751.8         2,850.5
Retained earnings...........................................       769.7           413.7
Accumulated other comprehensive income......................      (358.0)         (226.6)
                                                               ---------       ---------
                                                                 7,643.9         7,199.6
                                                               ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........   $22,041.1       $18,722.6
                                                               =========       =========

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE QUARTERS         FOR THE SIX MONTHS
                                                   ENDED MARCH 31,           ENDED MARCH 31,
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES....................................   $3,957.2     $3,169.3     $7,776.8     $6,159.3
Cost of sales................................    2,385.6      2,001.2      4,736.0      3,911.5
Selling, general and administrative
  expenses...................................      831.9        677.3      1,652.4      1,325.2
Merger, restructuring and other non-recurring
  charges....................................         --           --        434.9         12.0
Charges for the impairment of long-lived
  assets.....................................         --           --         76.0           --
                                                --------     --------     --------     --------
OPERATING INCOME.............................      739.7        490.8        877.5        910.6
Interest expense, net........................     (112.2)       (49.6)      (207.8)       (89.2)
                                                --------     --------     --------     --------
Income before income taxes and extraordinary
  item.......................................      627.5        441.2        669.7        821.4
Income taxes.................................     (168.2)      (140.0)      (236.4)      (264.4)
                                                --------     --------     --------     --------
Income before extraordinary item.............      459.3        301.2        433.3        557.0
Extraordinary item, net of taxes.............      (42.5)        (0.3)       (44.9)        (1.2)
                                                --------     --------     --------     --------
NET INCOME...................................   $  416.8     $  300.9     $  388.4     $  555.8
                                                ========     ========     ========     ========

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary item.............   $    .71     $    .49     $    .67     $    .91
Extraordinary item, net of taxes.............       (.07)          --         (.07)          --
Net income...................................        .64          .49          .60          .91

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item.............   $    .69     $    .47     $    .65     $    .89
Extraordinary item, net of taxes.............       (.06)          --         (.07)          --
Net income...................................        .63          .47          .59          .88

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
Basic........................................      651.0        618.2        648.9        610.6
Diluted......................................      667.9        639.1        665.3        632.9

CASH DIVIDENDS PER COMMON SHARE (SEE NOTE
  6).........................................   $   .025                  $    .05

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 FOR THE SIX MONTHS
                                                                  ENDED MARCH 31,
                                                              ------------------------
                                                                1999           1998
                                                              ---------      ---------
                                                                   (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   388.4      $   555.8
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Merger, restructuring and other non-recurring
      charges...............................................      142.9           12.0
     Charges for the impairment of long-lived assets........       76.0             --
     Depreciation...........................................      270.6          238.5
     Goodwill and other intangible amortization.............      137.9           89.7
     Deferred income taxes..................................      (15.9)          94.1
     Other non-cash items...................................       14.0          (17.1)
     Changes in assets and liabilities net of the effects of
      acquisitions:
          Accounts receivable and contracts in process......      (74.7)          (0.3)
          Proceeds from sale of accounts receivable.........       37.0             --
          Inventories.......................................     (142.1)         (55.5)
          Prepaid expenses and other current assets.........      (40.5)         (49.2)
          Accounts payable, accrued expenses and other
            current liabilities.............................     (101.6)        (228.4)
          Income taxes......................................       37.0          (26.5)
          Deferred revenue..................................        6.4           14.8
          Other.............................................     (110.2)         (64.8)
                                                              ---------      ---------
     Net cash provided by operating activities..............      625.2          563.1
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (484.7)        (359.3)
Purchase of leased property (Note 2)........................     (234.0)            --
Acquisition of businesses, net of cash acquired.............   (1,707.3)      (2,553.4)
Other.......................................................       (3.3)         (46.2)
                                                              ---------      ---------
     Net cash used in investing activities..................   (2,429.3)      (2,958.9)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on long-term debt and lines of credit..............    1,316.3        1,145.4
Net proceeds from issuance of public debt...................    1,173.7             --
Cash paid for tender offers.................................     (417.9)            --
Net proceeds from sale of common shares.....................         --        1,245.0
Proceeds from exercise of options...........................      263.5          211.8
Dividends paid..............................................      (32.7)         (33.3)
Other.......................................................      (71.5)         (10.4)
                                                              ---------      ---------
     Net cash provided by financing activities..............    2,231.4        2,558.5
                                                              ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      427.3          162.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      836.9          411.2
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,264.2      $   573.9
                                                              =========      =========

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

2.  MERGER

     On October 1, 1998, Tyco consummated a merger with USSC. A total of approximately 59.2 million shares were issued to the former shareholders of USSC. Aggregate fees and expenses related to the merger and to the integration of the combined companies have been expensed in the accompanying consolidated statement of operations for the six months ended March 31, 1999, as required under the pooling of interests method of accounting. See Notes 7 and 8.

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

     The Company also assumed USSC's agreement to potentially pay up to $72.0 million in common stock as additional purchase price consideration relative to an acquisition consummated by USSC in 1997, if and when certain additional milestones and sales objectives are achieved. In March 1999, 69,982 Tyco common shares were issued pursuant to this agreement. This matter is the subject of pending litigation, however, the Company does not expect to issue a material amount of additional shares pursuant to this agreement.

3.  ACQUISITIONS

     In addition to the USSC merger, during the first six months of fiscal 1999, the Company purchased businesses in each of its four business segments at a net amount of $1.96 billion, consisting of $1.71 billion in cash, net of cash acquired, and the assumption of approximately $248.6 million in debt. The acquisitions were made utilizing cash on hand, the issuance of public notes and borrowings under the Company's new commercial paper program. Each of these acquisitions was accounted for as a purchase and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $1.79 billion in goodwill and other intangibles was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded.

     The fiscal 1999 acquisitions include the purchase of Graphic Controls Corporation ("Graphic Controls") in October 1998, Entergy Security Corporation ("Entergy") in January 1999, Alarmguard Holdings, Inc. ("Alarmguard") in February 1999 and the metals processing division of Glynwed International PLC ("Glynwed") in March 1999. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposal medical products, was purchased for approximately $460 million, including the assumption of certain outstanding debt, and will be integrated with Ludlow Technical Products within the Healthcare and Specialty Products group. Glynwed, engaged in the production of steel tubing, steel electrical conduit and other similar products, was purchased for approximately $236 million and will be integrated within the Flow Control Products group. Entergy and Alarmguard will be integrated within the electronic security services business of the Fire and Security Services group.

     Additional purchase liabilities recorded during fiscal 1999 include approximately $27.3 million for transaction and other direct costs, $35.8 million for severance and related costs and $117.3 million for costs associated with the shut down and consolidation of certain acquired facilities. These additional purchase liabilities primarily relate to the acquisitions of Graphic Controls, Entergy, Alarmguard and Glynwed and to revisions in estimates for purchase acquisitions consummated prior to fiscal 1999.

     In connection with fiscal 1999 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 130 facilities. The costs of employee termination benefits relate to the elimination of approximately 1,500 positions in the United States, 300 positions in Europe and 200 positions in Asia, primarily consisting of manufacturing and distribution, administrative, technical, and sales and marketing personnel. The 130 facilities designated for closure include manufacturing plants, sales offices, research and development facilities and corporate administrative facilities throughout the United States, Europe and Asia. Approximately 365 employees had been terminated and approximately 35 facilities had been closed or relocated at March 31, 1999.

     In connection with the purchase acquisitions consummated during fiscal 1999, liabilities for approximately $7.5 million in transaction and other costs, $24.8 million for severance and related costs and $102.0 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at March 31, 1999. In connection with purchase acquisitions consummated prior to fiscal 1999, liabilities for approximately $19.1 million in transaction and other costs, $88.4 million for severance and related costs and $244.0 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at March 31, 1999. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of the related dates of acquisition, except for certain long-term lease obligations.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if the fiscal 1999 acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to March 31, 1999.

                                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                                       MARCH 31, 1999      MARCH 31, 1998
                                                      ----------------    ----------------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...........................................      $8,003.7            $6,575.5
Income before extraordinary item....................         420.7               537.4
Net income..........................................         377.1               537.1
Net income per common share:
     Basic..........................................           .58                 .88
     Diluted........................................           .57                 .86

4.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                              MARCH 31,    SEPTEMBER 30,
                                                                1999           1998
                                                              ---------    -------------
                                                                    (IN MILLIONS)
Bank and acceptance facilities..............................  $     --       $    0.8
Commercial paper program(iii)...............................   2,219.1             --
Bank credit agreement(iv)...................................        --        1,359.0
Bank credit facilities......................................      62.8          206.9
8.125% public notes due 1999................................      10.5           10.5
8.25% senior notes due 2000.................................       9.5            9.5
6.5% public notes due 2001..................................     299.2          299.0
6.125% public notes due 2001................................     747.6          747.0
9.25% senior subordinated notes due 2003....................        --           14.1
5.875% private placement notes due 2004(i)..................     397.5             --
6.375% public notes due 2004................................     104.6          104.6
6.375% public notes due 2005................................     743.1          742.6
6.125% private placement notes due 2008(i)..................     394.6             --
7.25% senior notes due 2008(v)..............................       7.8          300.0
6.125% public notes due 2009(ii)............................     393.8             --
Zero coupon Liquid Yield Option Notes due 2010..............     112.9          115.3
6.25% public Dealer Remarketable Securities ("Drs.") due
  2013......................................................     761.4          762.8
9.5% public debentures due 2022.............................      49.0           49.0
8.0% public debentures due 2023.............................      50.0           50.0
7.0% public notes due 2028..................................     492.2          492.1
6.875% public notes due 2029(ii)............................     780.2             --
Financing lease obligation..................................      69.1           76.5
Other.......................................................     274.7          270.5
                                                              --------       --------
          Total debt........................................   7,979.6        5,610.2
Less current portion........................................     122.8          355.9
                                                              --------       --------
Long-term debt..............................................  $7,856.8       $5,254.3
                                                              ========       ========

---------------
(i) In October 1998, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, issued $800 million of debt in a private placement offering consisting of two series of restricted notes: $400 million of 5.875% notes due November 2004 and $400 million of 6.125% notes due November 2008. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined therein. Subsequently, in April 1999, TIG exchanged $394.5 million of the 5.875% private placement notes due 2004 and $345.0 million of the 6.125% private placement notes due 2008 for public notes (Note 12). The form and terms of the public notes of each series are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under the United States securities laws.

(ii) In January 1999, TIG issued $400 million of 6.125% notes due 2009 and $800 million of 6.875% notes due 2029 in a public offering. The notes are fully and unconditionally guaranteed by Tyco (Note 12). The net proceeds of approximately $1.17 billion were used to repay borrowings under TIG's $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

(iii) In January 1999, TIG initiated a commercial paper program under which it could initially issue notes with an aggregate face value of up to $1.75 billion. In February 1999, the Company increased its borrowing capacity under the commercial paper program to $3.25 billion in connection with the increase in borrowing capacity under TIG's credit agreement discussed below. The notes are fully and unconditionally guaranteed by Tyco. Proceeds from the sale of the notes will be used for working capital and other corporate purposes. The Company is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under this commercial paper program.

(iv) In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.40 billion until February 11, 2000, with the option to extend to February 11, 2001, and to borrow up to an additional $0.5 billion until February 12, 2003. TIG also has the option to increase the $3.40 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Eurodollar rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.125%. The obligations of TIG under the credit agreement are guaranteed by Tyco. TIG is using $3.25 billion of the $3.40 billion credit facility to fully support its commercial paper program discussed above and therefore expects this part to remain largely undrawn.

(v) In February 1999, the Company completed a tender offer for its 7.25% Senior Notes due 2008, issued by USSC, in which $292 million of the $300 million principal amount of the notes outstanding were purchased. The Company also completed a tender offer for its 12.0% Senior Subordinated Notes due 2005, issued by Graphic Controls, in which all $75 million principal amount of the notes outstanding were purchased.

     During the six months ended March 31, 1999 and 1998, respectively, 12,663 and 171,024 of the Liquid Yield Option Notes ("LYONs") with a carrying value of $6.1 million and $76.3 million were exchanged for 344,128 and 4,647,732 common shares of the Company. The extraordinary item of $44.9 million in the six months ended March 31, 1999 primarily relates to the write-off of net unamortized deferred financing costs related to the tender offer for the Company's 7.25% Senior Notes due 2008 and 12.0% Senior Subordinated Notes due 2005 discussed above. The extraordinary item of $1.2 million in the six months ended March 31, 1998 was the write-off of net unamortized deferred financing costs related to the LYONs.

     Under TIG's bank credit agreement, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

5.  EARNINGS PER COMMON SHARE

     The reconciliations between basic and diluted earnings per common share are as follows:

                                                                   QUARTER ENDED                    QUARTER ENDED
                                                                  MARCH 31, 1999                   MARCH 31, 1998
                                                           -----------------------------    -----------------------------
                                                                               PER SHARE                        PER SHARE
                                                           INCOME    SHARES     AMOUNT      INCOME    SHARES     AMOUNT
                                                           ------    ------    ---------    ------    ------    ---------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE
    Net income available to common shareholders..........  $416.8    651.0       $.64       $300.9    618.2       $.49
    Stock options and warrants...........................      --     10.5                      --      8.7
    Exchange of LYONs debt...............................     1.2      6.4                     2.1     12.2
                                                           ------    -----                  ------    -----
DILUTED INCOME PER COMMON SHARE
    Net income available to common shareholders plus
      assumed conversions................................  $418.0    667.9       $.63       $303.0    639.1       $.47
                                                           ======    =====                  ======    =====

                                                                 SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                                  MARCH 31, 1999                   MARCH 31, 1998
                                                           -----------------------------    -----------------------------
                                                                               PER SHARE                        PER SHARE
                                                           INCOME    SHARES     AMOUNT      INCOME    SHARES     AMOUNT
                                                           ------    ------    ---------    ------    ------    ---------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE
    Net income available to common shareholders..........  $388.4    648.9       $.60       $555.8    610.6       $.91
    Stock options and warrants...........................      --      9.9                      --      9.7
    Exchange of LYONs debt...............................     2.4      6.5                     4.3     12.6
                                                           ------    -----                  ------    -----
DILUTED INCOME PER COMMON SHARE
    Net income available to common shareholders plus
      assumed conversions................................  $390.8    665.3       $.59        560.1    632.9       $.88
                                                           ======    =====                  ======    =====

     The computation of diluted income per common share in the quarter and six months ended March 31, 1999 and the quarter and six months ended March 31, 1998 excludes the effect of the assumed exercise of approximately 0.9 million, 3.8 million, 0.3 million and 8.2 million stock options, respectively, that were outstanding as of the end of each of those periods because the effect would be anti-dilutive.

6.  CASH DIVIDENDS PER COMMON SHARE

     Tyco paid a quarterly cash dividend of $0.025 per common share in each of the first two quarters in fiscal 1999 and fiscal 1998. Prior to its merger with Tyco, USSC paid a dividend of $0.04 per share in the quarters ended December 31, 1997 and March 31, 1998.

7.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the six months ended March 31, 1999, the Company recorded merger, restructuring and other non-recurring charges of $434.9 million primarily related to the merger with USSC (Notes 1 and 2). This includes transaction costs of approximately $53.3 million consisting of legal, printing, accounting, financial advisory services and other direct expenses. It also includes charges of approximately $368.5 million incurred to combine USSC's disposable medical products business with the related business of Tyco including the cost of workforce reductions of $124.8 million involving the elimination of approximately 552 positions in the United States, 251 positions in Europe, 31 positions in the Asia Pacific region, and 27 positions in Canada and Latin America, consisting primarily of manufacturing, technical, sales and administrative personnel; the costs of combining certain facilities of $51.8 million involving the shut down and consolidation of 21 sales, manufacturing and distribution facilities in Europe, 9 sales and administrative offices in the United States, 7 sales and administrative offices in the Asia Pacific region and 3 sales and administrative offices in Canada and Latin America; lease termination costs of $156.8 million; and other costs of $35.1 million relating to the consolidation of certain product lines and other non-recurring charges. At March 31, 1999, approximately 603 employees had been terminated.

     Approximately $131.7 million of accrued merger, restructuring and other non-recurring charges related to charges recorded during and prior to the six months ended March 31, 1999 are included in other current liabilities and $41.6 million are included in other non-current liabilities at March 31, 1999. The Company currently anticipates that the restructuring activities to which all of these charges relate will be substantially completed by December 31, 1999, except for certain long-term contractual obligations.

     During the six months ended March 31, 1998, USSC recorded restructuring charges of $12.0 million related to employee severance costs, facility disposals and asset write-downs as part of USSC's cost cutting objectives, which was substantially completed during fiscal 1999.

8.  CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     During the six months ended March 31, 1999, the Company recorded charges of $76.0 million for the impairment of long-lived assets in Tyco's Healthcare and Specialty Products segment. This charge primarily relates to the combination of property, plant and equipment, principally administrative facilities, in USSC's operations in the United States and Europe with that of Tyco's, and was determined following a review of the carrying value of USSC's assets.

9.  COMPREHENSIVE INCOME

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity, other than transactions with owners. Total comprehensive income and its components are as follows:

                                                  QUARTER ENDED      SIX MONTHS ENDED
                                                    MARCH 31,            MARCH 31,
                                                -----------------    -----------------
                                                 1999       1998      1999       1998
                                                -------    ------    -------    ------
Net income....................................  $ 416.8    $300.9    $ 388.4    $555.8
  Unrealized gains (losses) on securities, net
     of taxes.................................       --       1.8         --      (0.2)
  Foreign currency translation adjustments,
     net of taxes.............................   (154.2)    (19.7)    (131.4)    (66.0)
                                                -------    ------    -------    ------
Total comprehensive income....................  $ 262.6    $283.0    $ 257.0    $489.6
                                                =======    ======    =======    ======

     Certain prior year amounts within shareholders' equity have been reclassified as Accumulated Other Comprehensive Income to comply with the reporting requirements of SFAS No. 130.

10.  CONSOLIDATED SEGMENT DATA

     Selected information for the Company's four industry segments is as follows (in millions):

                                                QUARTER ENDED          SIX MONTHS ENDED
                                                  MARCH 31,               MARCH 31,
                                             --------------------    --------------------
                                               1999        1998        1999        1998
                                             --------    --------    --------    --------
NET SALES:
Healthcare and Specialty Products..........  $1,395.1    $1,102.9    $2,737.9    $2,081.9
Fire and Security Services.................   1,447.3     1,095.7     2,831.6     2,222.3
Flow Control Products......................     613.1       548.8     1,265.6     1,098.9
Electrical and Electronic Components.......     501.7       421.9       941.7       756.2
                                             --------    --------    --------    --------
                                             $3,957.2    $3,169.3    $7,776.8    $6,159.3
                                             ========    ========    ========    ========

                                                QUARTER ENDED          SIX MONTHS ENDED
                                                  MARCH 31,               MARCH 31,
                                             --------------------    --------------------
                                               1999        1998        1999        1998
                                             --------    --------    --------    --------
OPERATING INCOME:
Healthcare and Specialty Products..........  $  322.5    $  190.7    $   85.4(1) $  336.0(2)
Fire and Security Services.................     235.8       149.8       441.1       296.2
Flow Control Products......................      91.3        73.4       184.9       145.3
Electrical and Electronic Components.......     109.2        92.5       204.2       164.2
Corporate and other expenses...............     (19.1)      (15.6)      (38.1)      (31.1)
                                             --------    --------    --------    --------
                                             $  739.7    $  490.8    $  877.5    $  910.6
                                             ========    ========    ========    ========

---------------
(1) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.

(2) Includes restructuring charges of $12.0 million related to USSC's operations.

11.  INVENTORIES

     Inventories are classified as follows (in millions):

                                                          MARCH 31, 1999   SEPTEMBER 30, 1998
                                                          --------------   ------------------
Purchased materials and manufactured parts..............     $  622.8           $  566.0
Work in process.........................................        337.7              295.4
Finished goods..........................................        982.0              845.2
                                                             --------           --------
                                                             $1,942.5           $1,706.6
                                                             ========           ========

12.  TYCO INTERNATIONAL GROUP S.A.

     Tyco International Group S.A. ("TIG"), a Luxembourg subsidiary of Tyco, indirectly owns a substantial portion of the operating subsidiaries of Tyco. During fiscal 1998 and 1999, TIG issued public debt securities (Note 4), which are fully and unconditionally guaranteed by the Company. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by Tyco and the Company's belief that such information is not material to holders of the debt securities. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented.

                                                             MARCH 31,      SEPTEMBER 30,
                                                               1999             1998
                                                             ---------      -------------
Total current assets.......................................  $ 7,635.2        $ 6,639.5
Total non-current assets...................................   19,324.6         12,090.0
Total current liabilities..................................    5,780.8          5,519.5
Total non-current liabilities..............................    9,137.5          6,401.5

                                               QUARTER ENDED          SIX MONTHS ENDED
                                                 MARCH 31,               MARCH 31,
                                            --------------------    --------------------
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
Net sales.................................  $3,956.8    $3,169.3    $7,776.0    $6,159.3
Gross profit..............................   1,568.8     1,168.1     3,035.0     2,247.8
Income (loss) before extraordinary
  item(1).................................     153.4       290.4       (31.0)      531.9
Net income (loss)(2)......................     110.9       290.1       (75.9)      530.7

---------------
(1) Loss before extraordinary item in the six months ended March 31, 1999 includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of

    $76.0 million primarily related to the USSC merger. Income before extraordinary item in the six months ended March 31, 1998 includes restructuring charges of $12.0 million related to USSC's operations.

(2) Extraordinary item relates primarily to the tender offer for the Company's 7.25% Senior Notes due 2008 and 12.0% Senior Subordinated Notes due 2005 and losses on the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt.

13.  SUBSEQUENT EVENTS

     On April 2, 1999, Tyco consummated a merger with AMP Incorporated ("AMP"). AMP, with annual revenues of approximately $5.5 billion, designs, manufactures and markets electronic, electrical and electro-optic connection devices and associated application tools and machines. Pursuant to the merger agreement, shareholders of AMP received 0.7507 Tyco common shares in exchange for each outstanding share of AMP. A total of approximately 164.0 million shares were issued in this transaction, which will be accounted for under the pooling of interests method of accounting.

     The financial statements included in this Quarterly Report on Form 10-Q do not include the financial results of AMP. The following pro forma data summarize the consolidated results of operations for the periods indicated assuming the merger with AMP had been consummated prior to March 31, 1999 and all periods presented are restated for this transaction (unaudited)

                                                                  SIX MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
Net sales...................................................   $10,452.3      $9,000.6
Income before extraordinary item(1).........................        35.3         787.0
Net income(2)...............................................        (9.6)        785.8
Net income per common share:
  Basic.....................................................        (.01)         1.01
  Diluted...................................................        (.01)          .99

---------------

(1) Income before extraordinary item for the six months ended March 31, 1999 includes merger, restructuring and other non-recurring charges of $434.9 million primarily related to the USSC merger and $422.3 million incurred by AMP. It also includes charges for the impairment of long-lived assets of $76.0 million primarily related to the USSC merger and $89.6 million incurred by AMP. Income before extraordinary item for the six months ended March 31, 1998 includes a net credit to merger, restructuring and other non-recurring charges of $9.4 million, comprised of a $21.4 million credit related to AMP's operations and a $12.0 million charge related to USSC's operations.

(2) Extraordinary item relates to the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt primarily in connection with the tender offer for the Company's 7.25% Senior Notes due 2008 and 12% Senior Subordinated Notes due 2005.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 1, 1998, Tyco consummated a merger with United States Surgical Corporation ("USSC"). The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements reflect the combined financial position, results of operations and cash flows of Tyco and USSC for all periods presented. See Notes 1 and 2 to the Consolidated Financial Statements presented herein. This transaction is more fully discussed in the Company's restated combined historical financial statements and notes thereto, previously filed on Form 8-K dated October 1, 1998.

RESULTS OF OPERATIONS

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Healthcare and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

  Overview

     Income before extraordinary item was $433.3 million, or $.65 per share on a diluted basis, for the six months ended March 31, 1999 as compared to $557.0 million, or $.89 per diluted share, for the six months ended March 31, 1998. During the six months ended March 31, 1999, the Company incurred an after-tax charge of $427.6 million ($.65 per share) for merger and transaction costs, write-offs and integration costs primarily associated with the USSC merger. During the six months ended March 31, 1998, the Company incurred an after-tax charge of $9.2 million ($.01 per share) for restructuring charges in USSC's operations. Excluding these non-recurring charges, income before extraordinary item rose 52.0% to $860.9 million, or $1.30 per diluted share, for the six months ended March 31, 1999, as compared to $566.2 million, or $.90 per diluted share, for the six months ended March 31, 1998. The increase was attributable to increased sales and margin improvements, as well as results of acquired companies in each of the Company's business segments.

     After each acquisition, acquired companies are immediately integrated, and Tyco does not separately track post-acquisition financial results. Accordingly, the impact of certain acquired companies in the following analysis is based on estimates and assumes that acquisitions were completed as of the beginning of the periods discussed.

  Quarter ended March 31, 1999 Compared to Quarter ended March 31, 1998

     Sales increased 24.9% during the quarter ended March 31, 1999 to $3.96 billion from $3.17 billion in the quarter ended March 31, 1998.

     Sales of the Healthcare and Specialty Products group increased $292.2 million to $1.40 billion, or 26.5%, principally due to increased sales at the Tyco Healthcare Group, and to a lesser extent ADT Automotive and Tyco Plastics and Adhesives. The increase in the Tyco Healthcare Group was primarily due to the inclusion of Sherwood-Davis & Geck ("Sherwood"), acquired in February 1998, and Graphic Controls Corporation ("Graphic Controls"), acquired in October 1998. Excluding the impact of Sherwood and Graphic Controls, sales for the segment increased an estimated $88.8 million, or 6.7%.

     Sales of the Fire and Security Services group increased $351.6 million to $1.45 billion, or 32.1%, principally due to increased sales in the Company's electronic security services business in the United States and European Fire Protection operations, and to a lesser extent, in the North American fire protection operations. These increases were primarily due to the higher volume of recurring service revenues and the inclusion of the results of acquired companies. Excluding the impact of CIPE S.A. ("CIPE") and Wells Fargo Alarm ("Wells Fargo"), which were acquired in the third quarter of fiscal 1998, and Entergy Security Corporation ("Entergy") and Alarmguard Holdings, Inc. ("Alarmguard"), which were acquired in the second quarter of fiscal 1999, sales increased an estimated $211.7 million or 16.9%.

     Sales of the Flow Control Products group increased $64.3 million to $613.1 million, or 11.7%, primarily reflecting increased demand for valve products in North America and Europe and the inclusion of the U.S. Operations of Crosby Valve, Inc. ("Crosby Valve"), acquired in July 1998, and Rust Environmental and

Infrastructure, Inc. ("Rust"), acquired in September 1998. Excluding the impact of Crosby Valve and Rust, sales increased an estimated $21.7 million, or 3.7%.

     Sales of the Electrical and Electronic Components group increased $79.8 million to $501.7 million, or 18.9%, principally due to increased sales at Tyco Submarine Systems Ltd. ("TSSL"), the inclusion of Sigma Circuits, Inc. ("Sigma"), which was acquired in July 1998, and, to a lesser extent, increased sales at Tyco Printed Circuit Group. Excluding the impact of Sigma, sales increased an estimated $56.2 million, or 12.6%.

     Pre-tax income was $627.5 million for the quarter ended March 31, 1999, as compared to $441.2 million for the quarter ended March 31, 1998. Amortization expense for goodwill and other intangible assets was $72.8 million for the quarter ended March 31, 1999 and $50.1 million for the quarter ended March 31, 1998.

     Operating profits for the Healthcare and Specialty Products group increased $131.8 million to $322.5 million, or 69.1%. Operating profits were 23.1% of sales in the quarter ended March 31, 1999 as compared to 17.3% in the quarter ended March 31, 1998. The increase was principally due to increased volume and margins in the Tyco Healthcare Group, including the effect of the acquisitions of Sherwood and Graphic Controls, and to a lesser extent improved margins at Tyco Plastics and Adhesives and ADT Automotive.

     Operating profits for the Fire and Security Services increased $86.0 million to $235.8 million, or 57.4%. Operating profits were 16.3% of sales in the quarter ended March 31, 1999 as compared to 13.7% in the quarter ended March 31, 1998. The overall increase was primarily due to higher service volume in the Company's worldwide security and fire protection businesses. The increase in operating profits as a percentage of sales was due to improved margins in the European security and fire protection operations.

     Operating profits for the Flow Control Products group increased $17.9 million to $91.3 million, or 24.4%. Operating profits were 14.9% of sales in the quarter ended March 31, 1999 as compared to 13.4% in the quarter ended March 31, 1998. The increase was due to higher volume and margins in the Company's European flow control products operations and improved margins at Mueller and Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $16.7 million to $109.2 million, or 18.1%. Operating profits were 21.8% of sales in the quarter ended March 31, 1999 and 21.9% in the quarter ended March 31, 1998. The overall increase was principally due to increased sales at TSSL and Tyco Printed Circuit Group.

     The effect of changes in foreign exchange rates during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 was not material to the Company's sales and operating profits.

     Net interest expense increased $62.6 million to $112.2 million, due to higher average debt balances, as a result of monies borrowed to pay for acquisitions during fiscal 1999 and 1998.

     The effective income tax rate was 26.8% during the quarter ended March 31, 1999 and 31.7% during the quarter ended March 31, 1998. The decrease was due to higher earnings in domiciles with lower income tax rates.

  Six Months ended March 31, 1999 Compared to Six Months ended March 31, 1998

     Sales increased 26.3% during the six months ended March 31, 1999 to $7.78 billion from $6.16 billion in the six months ended March 31, 1998.

     Sales of the Healthcare and Specialty Products group increased $656.0 million to $2.74 billion, or 31.5%, principally due to increased sales of the Tyco Healthcare Group, and to a lesser extent ADT Automotive and Tyco Plastics and Adhesives. The increase in the Tyco Healthcare Group was primarily due to the inclusion of Sherwood, acquired in February 1998, and Graphic Controls, acquired in October 1998. Excluding the impact of Sherwood and Graphic Controls, sales for the segment increased an estimated $142.0 million, or 5.4%.

     Sales of the Fire and Security Services group increased $609.3 million to $2.83 billion, or 27.4%, principally due to increased sales in the Company's electronic security services business in the United States, the North American fire protection operations and the European fire protection and security operations. These increases were primarily due to the higher volume of recurring service revenues and the inclusion of the results of acquired companies. Excluding the impact of CIPE and Wells Fargo, which were acquired in the third quarter of fiscal 1998, and Entergy and Alarmguard, which were acquired in the second quarter of fiscal 1999, sales increased an estimated $348.8 million or 13.8%.

     Sales of the Flow Control Products group increased $166.8 million to $1.27 billion, or 15.2%, primarily reflecting increased demand for valve products in North America and Europe and the inclusion of Crosby Valve, acquired in July 1998, and Rust, acquired in September 1998. Excluding the impact of Crosby Valve and Rust, sales increased an estimated $74.4 million, or 6.3%.

     Sales of the Electrical and Electronic Components group increased $185.5 million to $941.7 million, or 24.5%, principally due to increased sales at TSSL, the inclusion of Sigma, which was acquired in July 1998, and, to a lesser extent, increased sales at Tyco Printed Circuit Group. Excluding the impact of Sigma, sales increased an estimated $138.3 million, or 17.2%.

     Pre-tax income was $669.7 million for the six months ended March 31, 1999, as compared to $821.4 million for the six months ended March 31, 1998. Pre-tax income for the six months ended March 31, 1999 included charges of $434.9 million for merger, restructuring and other non-recurring items and $76.0 million for the impairment of long-lived assets primarily related to the USSC merger. Pre-tax income for the six months ended March 31, 1998 included charges of $12.0 million for restructuring and other non-recurring items related to USSC's operations. See Notes 8 and 9 to the Consolidated Financial Statements. Excluding these non-recurring charges, pre-tax income increased $347.2 million, or 41.7%, to $1.18 billion. Amortization expense for goodwill and other intangible assets was $137.9 million for the six months ended March 31, 1999 and $89.7 million for the six months ended March 31, 1998. The following analysis is presented exclusive of these non-recurring charges to better portray management's view of the comparability of continuing operations.

     Operating profits for the Healthcare and Specialty Products group increased $248.3 million to $596.3 million, or 71.4%. Operating profits were 21.8% of sales in the six months ended March 31, 1999 as compared to 16.7% in the six months ended March 31, 1998. The increase was principally due to increased volume and margins in the Tyco Healthcare Group, including the effect of the acquisitions of Sherwood and Graphic Controls, and improved margins at Tyco Plastics and Adhesives.

     Operating profits for the Fire and Security Services increased $144.9 million to $441.1 million, or 48.9%. Operating profits were 15.6% of sales in the six months ended March 31, 1999 as compared to 13.3% in the six months ended March 31, 1998. The overall increase was primarily due to higher service volume in the Company's worldwide security and fire protection businesses. The increase in operating profits as a percentage of sales was due to improved margins in the European security and fire protection operations.

     Operating profits for the Flow Control Products group increased $39.6 million to $184.9 million, or 27.3%. Operating profits were 14.6% of sales in the six months ended March 31, 1999 as compared to 13.2% in the six months ended March 31, 1998. The increase was due to higher volume and margins in the Company's European flow control products operations and improved margins at Mueller and Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $40.0 million to $204.2 million, or 24.4%. Operating profits were 21.7% of sales in the six months ended March 31, 1999 and 1998. The overall increase was principally due to increased sales at TSSL and the inclusion of the results of Sigma.

     The effect of changes in foreign exchange rates during the six months ended March 31, 1999 as compared to the six months ended March 31, 1998 was not material to the Company's sales and operating profits.

     Net interest expense increased $118.6 million to $207.8 million, due to higher average debt balances, as a result of monies borrowed to pay for acquisitions during fiscal 1999 and 1998.

     The effective income tax rate was 27.1% during the six months ended March 31, 1999 and 32.1% during the six months ended March 31, 1998. The decrease was due to higher earnings in domiciles with lower income tax rates. The effective income tax rates exclude the impact of non-recurring charges.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statement of Cash Flows, cash provided by operating activities net of the effect of acquired assets and liabilities was $625.2 million during the first six months of fiscal 1999. The working capital acquired as a result of acquisitions during the period is reflected in the cost of acquisitions in the Consolidated Statement of Cash Flows. The significant operating changes in working capital were a $142.1 million increase in inventories related to normal business growth; a $101.6 million decrease in accounts payable, accrued expenses and other current liabilities primarily related to accrued restructuring costs; and a $74.7 million increase in accounts receivable and contracts in process. The impact of changes in foreign exchange rates did not materially affect net working capital during the period.

     During the first six months of fiscal 1999, the Company used cash of $1.71 billion to acquire companies in each of its four business segments, $484.7 million to purchase property, plant and equipment, $234.0 million to purchase the USSC North Haven facilities discussed below and $32.7 million to pay dividends to shareholders. The Company received proceeds of $263.5 million from the exercise of common share options.

     The source of the cash used for acquisitions was an increase in total debt and cash flows from operations. At March 31, 1999, the Company's total debt was $7.98 billion, as compared to $5.61 billion at September 30, 1998. The net increase resulted principally from the issuance of $800 million private placement notes in October 1998, the issuance of $1.2 billion public debt securities in January 1999 and borrowings under the Company's new commercial paper program, offset by repayment of the bank credit agreement. This net increase was partially offset by the tender offer for outstanding debt instruments with higher interest rates, whereby $367 million principal amount of notes outstanding were purchased. Shareholders' equity was $7.64 billion, or $11.70 per share, at March 31, 1999, compared to $7.20 billion, or $11.15 per share, at September 30, 1998. Goodwill and other intangible assets were $8.55 billion at March 31, 1999, compared to $7.01 billion at September 30, 1998. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 51% at March 31, 1999 and 44% at September 30, 1998. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 43% at March 31, 1999 and 37% at September 30, 1998.

     In October 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of restricted notes: $400 million of 5.875% notes due November 2004 and $400 million of 6.125% notes due November 2008. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit facility. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined therein. Subsequently, in April 1999, TIG exchanged $394.5 million of the 5.875% private placement notes due 2004 and $345.0 million of the 6.125% private placement notes due 2008 for public notes. The form and terms of the public notes of each series are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under the United States securities laws.

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

     In January 1999, TIG initiated a commercial paper program under which it could initially issue notes with an aggregate face value of up to $1.75 billion. In February 1999, the company increased its borrowing capacity under the commercial paper program to $3.25 billion in connection with the increase in borrowing capacity under TIG's credit agreement discussed below. The notes are fully and unconditionally guaranteed by Tyco. Proceeds from the sale of the notes will be used for working capital and other corporate purposes. The Company is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under this commercial paper program.

     In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.40 billion until February 11, 2000, with the option to extend to February 11, 2001, and to borrow up to an additional $0.5 billion until February 12, 2003. TIG has the option to increase the $3.40 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Eurodollar rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.125%. The obligations of TIG under the credit agreement are guaranteed by Tyco. TIG is using $3.25 billion of the $3.40 billion credit facility to fully support its commercial paper program discussed above and therefore expects this part to remain largely undrawn.

     In February 1999, the Company completed a tender offer for its 7.25% Senior Notes due 2008, issued by USSC, in which $292 million of the $300 million principal amount of the notes outstanding were purchased. The Company also completed a tender offer for its 12.0% Senior Subordinated Notes due 2005, issued by Graphic Controls, in which all $75 million principal amount of the notes outstanding were purchased.

     The Company believes that its cash flow from operations, together with its existing credit facilities and other credit arrangements, is adequate to fund its operations.

BACKLOG

     The backlog of unfilled orders was approximately $3.9 billion at March 31, 1999 as compared to $4.2 billion at September 30, 1998. The net decrease resulted principally from a decrease in backlog in the Company's submarine systems business, due to the timing of long term contracts, partially offset by an increase in backlog at Earth Tech and at the Company's worldwide security and North American fire protection businesses.

YEAR 2000 COMPLIANCE

     Year 2000 compliance programs and system modifications were initiated by the Company in fiscal 1997 in an attempt to ensure that these systems and key processes will remain functional. The Company is continuing its assessment of the potential impact of the Year 2000 on date-sensitive information in computer software programs and operating systems in its product development, financial business systems and administrative functions, and has begun implementing strategies to avoid adverse implications. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier, customer and other third-party readiness. Review of the systems affecting the Company is progressing and the Company is continuing its implementation strategy. The costs of the Company's Year 2000 program to date have not been material, and the Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity.

     In the event that the Company or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Company's ability to operate its businesses, service customers, bill or collect its revenues or purchase products in a timely manner could be adversely affected. Although there can be no assurance that the conversion of the Company's systems will be successful or that the Company's key third-party relationships will have successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the

Company. The Company has day-to-day operational contingency plans, and management is continuing the process of updating these plans for possible Year 2000 specific operational requirements.

CONVERSION TO THE EURO

     On January 1, 1999, 11 European countries began using the "euro" as their single currency, while still continuing to use their own notes and coins for cash transactions. Banknotes and coins denominated in euros are expected to be put in circulation during 2002. Tyco conducts a significant amount of business in these countries. Introduction of the euro has not resulted in any material adverse impact upon the Company, although the Company continues to monitor the effects of the conversion.

FORWARD LOOKING INFORMATION

     Comments in this report contain certain forward-looking statements, which are based on management's good faith expectations and belief concerning future developments. Actual results may materially differ from these expectations as a result of many factors, relevant examples of which are set forth in the "Management's Discussion and Analysis" section of the Company's Annual Report on Form 10-K.

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

                                          TYCO INTERNATIONAL LTD.

                                                  /s/ MARK H. SWARTZ
                                          --------------------------------------
                                          Mark H. Swartz
                                          EXECUTIVE VICE PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER
                                          (PRINCIPAL ACCOUNTING AND FINANCIAL
                                          OFFICER)

Date: May 17, 1999

                            TYCO INTERNATIONAL LTD.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
  27         Financial Data Schedule