Form 10-Q
period 1999-06-30
TYCO INTERNATIONAL LTD /BER/
filed 1999-08-09
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     The number of shares of common stock outstanding as of July 22, 1999 was 830,751,078.
                            ------------------------

* The executive offices of the Registrant's principal United States subsidiary, Tyco International (US) Inc., are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.

                               INDEX TO FORM 10-Q

                                                               PAGE
                                                               ----
PART I -- FINANCIAL INFORMATION:
Item 1 -- Financial Statements
     Consolidated Balance Sheets -- June 30, 1999
      (unaudited) and September 30, 1998....................        1
     Consolidated Statements of Operations for the Quarters
      and Nine Months ended June 30, 1999 and 1998
      (unaudited)...........................................        2
     Consolidated Statements of Cash Flows for the Nine
      Months ended June 30, 1999 and 1998 (unaudited).......        3
     Notes to Consolidated Financial Statements
      (unaudited)...........................................   4 - 12
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................  13 - 18
PART II -- OTHER INFORMATION:
Item 4 -- Submission of Matters to a Vote of Security
  Holders...................................................       19
Item 6 -- Exhibits and Reports on Form 8-K..................       19

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               JUNE 30,      SEPTEMBER 30,
                                                                 1999            1998
                                                              -----------    -------------
                                                               (IN MILLIONS, EXCEPT SHARE
                                                                         DATA)
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................   $ 1,625.2       $ 1,072.9
    Accounts receivable, less allowance for doubtful
     accounts of $309.7 at June 30, 1999 and $317.6 at
     September 30, 1998.....................................     4,046.9         3,478.4
    Contracts in process....................................       556.7           565.3
    Inventories.............................................     2,793.3         2,610.0
    Deferred income taxes...................................       897.7           797.6
    Prepaid expenses and other current assets...............       601.7           430.7
                                                               ---------       ---------
                                                                10,521.5         8,954.9
                                                               ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
    Land....................................................       362.0           272.0
    Buildings...............................................     2,254.2         2,013.0
    Subscriber systems......................................     2,742.0         2,171.5
    Machinery and equipment.................................     6,855.6         6,125.5
    Leasehold improvements..................................       205.7           264.5
    Construction in progress................................       594.9           499.3
    Accumulated depreciation................................    (6,401.3)       (5,241.5)
                                                               ---------       ---------
                                                                 6,613.1         6,104.3
                                                               ---------       ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................     9,397.9         7,105.5
LONG-TERM INVESTMENTS.......................................       229.5           228.4
DEFERRED INCOME TAXES.......................................       508.9           320.9
OTHER ASSETS................................................       754.9           726.7
                                                               ---------       ---------
        TOTAL ASSETS........................................   $28,025.8       $23,440.7
                                                               =========       =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable and current maturities of long-term
     debt...................................................   $   658.9       $   815.0
    Accounts payable........................................     2,196.0         1,733.4
    Accrued expenses and other current liabilities..........     3,354.7         3,069.3
    Contracts in process -- billings in excess of costs.....       821.6           332.9
    Deferred revenue........................................       263.8           266.5
    Income taxes............................................     1,084.1           773.9
    Deferred income taxes...................................        42.1            15.2
                                                               ---------       ---------
                                                                 8,421.2         7,006.2
                                                               ---------       ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................     8,293.0         5,424.7
OTHER LONG-TERM LIABILITIES.................................     1,091.9           976.8
DEFERRED INCOME TAXES.......................................       166.9           131.2
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY:
Common shares, $.20 par value, 2,500,000,000 shares
  authorized; 824,693,693 shares outstanding at June 30,
  1999 and 810,231,714 shares outstanding at September 30,
  1998, net of 1,661,312 and 3,371,003 shares owned by
  subsidiaries at June 30, 1999 and September 30, 1998,
  respectively..............................................       164.9           162.0
Capital in excess:
    Share premium...........................................     4,567.6         4,035.0
    Contributed surplus, net of deferred compensation of
     $61.0 at June 30, 1999 and $67.3 at September 30,
     1998...................................................     2,627.4         2,746.1
Retained earnings...........................................     3,194.4         3,162.6
Accumulated other comprehensive loss........................      (501.5)         (203.9)
                                                               ---------       ---------
                                                                10,052.8         9,901.8
                                                               ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........   $28,025.8       $23,440.7
                                                               =========       =========

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE QUARTERS        FOR THE NINE MONTHS
                                                     ENDED JUNE 30,           ENDED JUNE 30,
                                                   -------------------     ---------------------
                                                     1999       1998         1999        1998
                                                   --------   --------     ---------   ---------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES........................................  $5,819.8   $4,948.7     $16,272.0   $13,949.3
Cost of sales....................................   3,772.7    3,302.4      10,562.1     9,251.7
Selling, general and administrative expenses.....   1,034.7      996.6       3,240.6     2,804.3
Merger, restructuring and other non-recurring
  charges........................................     341.8         --       1,182.8        (9.4)
Charges for the impairment of long-lived
  assets.........................................     191.4         --         335.0          --
                                                   --------   --------     ---------   ---------
OPERATING INCOME.................................     479.2      649.7         951.5     1,902.7
Interest expense, net............................    (107.9)     (64.2)       (346.5)     (155.1)
                                                   --------   --------     ---------   ---------
Income before income taxes and extraordinary
  item...........................................     371.3      585.5         605.0     1,747.6
Income taxes.....................................    (177.3)    (185.4)       (356.7)     (558.4)
                                                   --------   --------     ---------   ---------
Income before extraordinary item.................     194.0      400.1         248.3     1,189.2
Extraordinary item, net of taxes.................      (0.5)      (1.0)        (45.4)       (2.2)
                                                   --------   --------     ---------   ---------
NET INCOME.......................................  $  193.5   $  399.1     $   202.9   $ 1,187.0
                                                   ========   ========     =========   =========
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary item.................  $    .24   $    .50     $     .30   $    1.51
Extraordinary item, net of taxes.................        --         --          (.06)         --
Net income.......................................       .24        .49           .25        1.51
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item.................  $    .23   $    .49     $     .30   $    1.48
Extraordinary item, net of taxes.................        --         --          (.05)         --
Net income.......................................       .23        .49           .25        1.48
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
Basic............................................     820.0      806.9         815.5       786.1
Diluted..........................................     836.9      824.7         832.8       807.1

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  202.9    $1,187.0
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Merger, restructuring and other non-recurring
      charges...............................................     556.3        (9.4)
     Charges for the impairment of long-lived assets........     335.0          --
     Depreciation...........................................     736.4       664.4
     Goodwill and other intangible amortization.............     222.8       157.5
     Deferred income taxes..................................    (200.3)       89.9
     Other non-cash items...................................      26.6        (9.5)
     Changes in assets and liabilities, net of the effects
      of acquisitions:
          Accounts receivable and contracts in process......     131.6        14.4
          Proceeds from sale of accounts receivable.........      37.0          --
          Inventories.......................................    (137.5)      (92.5)
          Prepaid expenses and other current assets.........    (148.9)      (47.9)
          Accounts payable, accrued expenses and other
           current liabilities..............................      50.4      (412.2)
          Income taxes......................................     318.4        80.5
          Deferred revenue..................................     (29.1)      (16.3)
          Other.............................................     (43.4)      (81.7)
                                                              --------    --------
     Net cash provided by operating activities..............   2,058.2     1,524.2
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................  (1,089.5)     (914.6)
Purchase of leased property (Note 2)........................    (234.0)         --
Acquisition of businesses, net of cash acquired.............  (2,671.8)   (3,656.3)
Decrease (increase) in investments..........................       9.0       (50.2)
Other.......................................................     (46.3)      (62.0)
                                                              --------    --------
     Net cash used in investing activities..................  (4,032.6)   (4,683.1)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) on long-term debt and lines of
  credit....................................................   1,659.0      (517.9)
Net proceeds from issuance of public debt...................   1,173.7     2,744.5
Cash paid for debt tender offers............................    (417.9)         --
Net proceeds from sale of common shares.....................        --     1,245.0
Proceeds from exercise of options...........................     508.2       239.6
Dividends paid..............................................    (167.1)     (226.4)
Repurchase of shares by subsidiaries........................    (222.1)      (73.0)
Other.......................................................      (7.1)      (41.3)
                                                              --------    --------
     Net cash provided by financing activities..............   2,526.7     3,370.5
                                                              --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     552.3       211.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   1,072.9       707.8
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,625.2    $  919.4
                                                              ========    ========

          See notes to consolidated financial statements (unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements presented herein include the consolidated accounts of Tyco International Ltd. (the "Company" or "Tyco"), a company incorporated in Bermuda, and its subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed on June 3, 1999. As described more fully in Note 2, on October 1, 1998 and April 2, 1999, Tyco merged with United States Surgical Corporation ("USSC") and AMP Incorporated ("AMP"), respectively. The Form 8-K filed on June 3, 1999 presents the historical consolidated financial statements reflecting the combination of Tyco, USSC and AMP for all periods presented in accordance with the pooling of interests method of accounting. The consolidated financial statements presented herein reflect the combined financial position, operating results and cash flows of Tyco, USSC and AMP as if they had been combined for all periods presented.

     The accompanying unaudited consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  MERGERS

     On October 1, 1998 and April 2, 1999, Tyco consummated mergers with USSC and AMP, respectively. A total of approximately 59.2 million shares were issued to the former shareholders of USSC, and a total of approximately 164.6 million shares were issued to the former shareholders of AMP. Aggregate fees and expenses related to the mergers with USSC and AMP and to the integration of the combined companies have been expensed in the accompanying consolidated statement of operations for the nine months ended June 30, 1999, as required under the pooling of interests method of accounting. See Notes 8 and 9.

     In connection with the USSC merger, the Company assumed an operating lease for USSC's North Haven facilities. In December 1998, the Company assumed the debt related to the North Haven property of approximately $211 million. The assumption of the debt combined with the settlement of certain other obligations in the amount of $23 million resulted in the Company acquiring ownership of the North Haven property for a total cost of $234 million.

     The Company also assumed USSC's agreement to potentially pay up to approximately $70 million in common stock as of September 30, 1998 as additional purchase price consideration relative to an acquisition consummated by USSC in 1997, if and when certain additional milestones and sales objectives are achieved. In March 1999, 69,982 Tyco common shares, valued for purposes of the agreement at approximately $4 million, were issued pursuant to this agreement. This matter is the subject of pending litigation; however, the Company does not expect to issue a material amount of additional shares pursuant to this agreement.

3.  ACQUISITIONS

     In addition to the USSC and AMP mergers discussed in Note 2, during the first nine months of fiscal 1999, the Company purchased businesses in each of its four business segments for a net amount of $2.93 billion, consisting of $2.67 billion in cash, net of cash acquired, and the assumption of approximately $255.6 million in debt. The acquisitions were made utilizing cash on hand, the issuance of public notes and borrowings under the Company's commercial paper program. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $2.68 billion in goodwill and other intangibles was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded.

     Fiscal 1999 purchase acquisitions include among others the acquisition of Graphic Controls Corporation ("Graphic Controls") in October 1998, Entergy Security Corporation ("Entergy") in January 1999, Alarmguard Holdings, Inc. ("Alarmguard") in February 1999, the metals processing division of Glynwed International, plc ("Glynwed") in March 1999 and Telecomunicaciones Marinas, S.A. ("Temasa"), a wholly-owned subsidiary of Telefonica S.A., in May 1999. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposable medical products, was purchased for approximately $460 million, including the assumption of certain outstanding debt, and is being integrated within the Healthcare and Specialty Products group. Entergy and Alarmguard are being integrated within the electronic security services business of the Fire and Security Services group. Glynwed, engaged in the production of steel tubing, steel electrical conduit and other similar products, was purchased for approximately $236 million and is being integrated within the Flow Control Products group. Temasa was purchased for approximately $280 million and is being integrated with Tyco Submarine Systems Ltd. within the Electrical and Electronic Components group.

     Additional purchase liabilities recorded during fiscal 1999 include approximately $63.7 million for transaction and other direct costs, $87.6 million for severance and related costs and $136.5 million for costs associated with the shutdown and consolidation of certain acquired facilities. These additional purchase liabilities primarily relate to the acquisitions of Graphic Controls, Entergy, Alarmguard, Glynwed and Temasa.

     In connection with the fiscal 1999 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 110 facilities. The costs of employee termination benefits relate to the elimination of approximately 2,100 positions in the United States, 700 positions in Europe, 600 positions in the Asia-Pacific region and 50 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 49 facilities in the United States, 33 facilities in the Asia-Pacific region, 19 facilities in Europe and 9 facilities in Canada and Latin America. Approximately 930 employees had been terminated and 40 facilities had been closed or consolidated at June 30, 1999.

     In connection with the purchase acquisitions consummated during fiscal 1999, liabilities for approximately $46.3 million in transaction and other direct costs, $66.8 million for severance and related costs and $125.5 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at June 30, 1999. In connection with purchase acquisitions consummated prior to fiscal 1999, liabilities for approximately $66.3 million for severance and related costs and $180.7 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at June 30, 1999. The Company expects that the termination of employees and shutdown and consolidation of facilities related to all acquisitions will be substantially complete within one year of the related dates of acquisition, except for certain long-term contractual obligations.

     Assets acquired and liabilities assumed are recorded at their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. During fiscal 1999, the Company reduced purchase accounting liabilities by $46.3 million and accordingly, goodwill was reduced by an equivalent amount, primarily resulting from costs being less than originally anticipated on facility shutdowns for acquisitions consummated during and prior to fiscal 1999.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if the fiscal 1999 purchase acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data do not give effect to acquisitions completed subsequent to June 30, 1999.

                                                               NINE MONTHS ENDED
                                                                    JUNE 30,
                                                            ------------------------
                                                               1999          1998
                                                            ----------    ----------
                                                            (IN MILLIONS, EXCEPT PER
                                                                  SHARE DATA)
Net sales.................................................  $16,828.3     $15,077.4
Income before extraordinary item..........................      259.7       1,187.5
Net income................................................      215.6       1,190.7
Net income per common share:
     Basic................................................        .26          1.51
     Diluted..............................................        .26          1.48

4.  LONG-TERM DEBT

     Long-term debt is as follows:

                                                           JUNE 30,    SEPTEMBER 30,
                                                             1999          1998
                                                           --------    -------------
                                                                 (IN MILLIONS)
Bank and acceptance facilities...........................  $     --      $    0.8
Commercial paper program(iii)............................   2,565.5            --
Bank credit agreement(iv)................................        --       1,359.0
Bank credit facilities...................................       6.7         206.9
International overdrafts and demand loans................     432.4         429.7
8.125% public notes due 1999.............................      10.5          10.5
8.25% senior notes due 2000..............................       9.5           9.5
6.5% public notes due 2001...............................     299.3         299.0
6.125% public notes due 2001.............................     747.9         747.0
9.25% senior subordinated notes due 2003.................        --          14.1
5.875% private placement notes due 2004(i)...............       5.4            --
5.875% public notes due 2004(i)..........................     392.2            --
6.375% public notes due 2004.............................     104.6         104.6
6.375% public notes due 2005.............................     743.4         742.6
6.125% private placement notes due 2008(i)...............      54.3            --
6.125% public notes due 2008(i)..........................     340.5            --
7.25% senior notes due 2008(v)...........................       8.2         300.0
6.125% public notes due 2009(ii).........................     393.9            --
Zero coupon Liquid Yield Option Notes due 2010...........      70.3         115.3
International bank loans, repayable through 2013.........     229.7         188.6
6.25% public Dealer Remarketable Securities ("Drs.") due
  2013...................................................     760.7         762.8
9.5% public debentures due 2022..........................      49.0          49.0
8.0% public debentures due 2023..........................      50.0          50.0
7.0% public notes due 2028...............................     492.3         492.1
6.875% public notes due 2029(ii).........................     780.3            --
Financing lease obligation...............................      65.7          76.5
Other....................................................     339.6         281.7
                                                           --------      --------
Total debt...............................................   8,951.9       6,239.7
Less current portion.....................................     658.9         815.0
                                                           --------      --------
Long-term debt...........................................  $8,293.0      $5,424.7
                                                           ========      ========

---------------

(i) In October 1998, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, issued $800 million of debt in a private placement offering consisting of two series of restricted notes: $400 million of 5.875% notes due November 2004 and $400 million of 6.125% notes due November 2008. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately

    $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined therein. In April 1999, TIG exchanged $394.5 million of the $400 million 5.875% private placement notes due 2004 and $345.0 million of the $400 million 6.125% private placement notes due 2008 for public notes (Note 13). The form and terms of the public notes of each series are identical in all material respects to the form and terms of the private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under the United States securities laws.

(ii) In January 1999, TIG issued $400 million of its 6.125% notes due 2009 and $800 million of its 6.875% notes due 2029 in a public offering. The notes are fully and unconditionally guaranteed by Tyco (Note 13). The net proceeds of approximately $1.17 billion were used to repay borrowings under TIG's $2.25 billion bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

(iii) In January 1999, TIG initiated a commercial paper program under which it could initially issue notes with an aggregate face value of up to $1.75 billion. In June 1999, the Company increased its borrowing capacity under the commercial paper program to $3.9 billion. The notes are fully and unconditionally guaranteed by Tyco. Proceeds from the sale of the notes are used for working capital and other corporate purposes. The Company is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under the commercial paper program.

(iv) In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.40 billion until February 11, 2000, with the option to extend to February 11, 2001, and to borrow up to an additional $0.5 billion until February 12, 2003. TIG also has the option to increase the $3.40 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Eurodollar rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.125%. The obligations of TIG under the credit agreement are guaranteed by the Company. TIG is using the credit agreement to fully support its commercial paper program discussed above and therefore expects this facility to remain largely undrawn.

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

     During the nine months ended June 30, 1999 and 1998, respectively, 103,008 and 322,318 of the Liquid Yield Option Notes ("LYONs") with a carrying value of $50.3 million and $145.7 million were exchanged for 2,799,357 and 8,759,288 common shares of the Company. The extraordinary item of $45.4 million in the nine months ended June 30, 1999 primarily relates to the write-off of net unamortized deferred financing costs related to the tender offer for the Company's 7.25% senior notes due 2008 and 12.0% senior subordinated notes due 2005 discussed above. The extraordinary item of $2.2 million in the nine months ended June 30, 1998 was primarily the write-off of net unamortized deferred financing costs related to the LYONs.

     Under TIG's bank credit agreement, the Company is required to meet certain covenants, none of which is considered restrictive to the operations of the Company.

5.  EARNINGS PER COMMON SHARE

     The reconciliations between basic and diluted earnings per common share are as follows:

                                                   QUARTER ENDED                   QUARTER ENDED
                                                   JUNE 30, 1999                   JUNE 30, 1998
                                            ---------------------------     ---------------------------
                                                              PER SHARE                       PER SHARE
                                            INCOME   SHARES    AMOUNT       INCOME   SHARES    AMOUNT
                                            ------   ------   ---------     ------   ------   ---------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE
    Net income available to common
      shareholders........................  $193.5   820.0      $.24        $399.1   806.9      $.49
    Stock options and warrants............     --     12.2                     --      9.3
    Exchange of LYONs debt................    1.0      4.7                    1.5      8.5
                                            ------   -----                  ------   -----
DILUTED INCOME PER COMMON SHARE
    Net income available to common
      shareholders plus assumed
      conversions.........................  $194.5   836.9      $.23        $400.6   824.7      $.49
                                            ======   =====                  ======   =====

                                                 NINE MONTHS ENDED                NINE MONTHS ENDED
                                                   JUNE 30, 1999                    JUNE 30, 1998
                                            ---------------------------     -----------------------------
                                                              PER SHARE                         PER SHARE
                                            INCOME   SHARES    AMOUNT        INCOME    SHARES    AMOUNT
                                            ------   ------   ---------     --------   ------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE
    Net income available to common
      shareholders........................  $202.9   815.5      $.25        $1,187.0   786.1      $1.51
    Stock options and warrants............     --     11.4                        --     9.8
    Exchange of LYONs debt................    3.4      5.9                       5.8    11.2
                                            ------   -----                  --------   -----
DILUTED INCOME PER COMMON SHARE
    Net income available to common
      shareholders plus assumed
      conversions.........................  $206.3   832.8      $.25        $1,192.8   807.1      $1.48
                                            ======   =====                  ========   =====

     The computation of diluted income per common share in the quarters and nine months ended June 30, 1999 and 1998 excludes the effect of the assumed exercise of approximately 0.6 million, 4.0 million, 0.7 million and 6.2 million stock options, respectively, that were outstanding as of June 30, 1999 and 1998 because the effect would be anti-dilutive.

6.  CASH DIVIDENDS PER COMMON SHARE

     Tyco paid a quarterly cash dividend of $0.025 per common share in each of the first three quarters in fiscal 1999 and fiscal 1998. Prior to its merger with Tyco, USSC paid a dividend of $0.04 per share in the quarters ended December 31, 1997, March 31, 1998 and June 30, 1998. Prior to its merger with Tyco, AMP paid a dividend of $0.26 per share in the quarter ended December 31, 1997 and $0.27 per share in the quarters ended March 31, 1998, June 30, 1998, December 31, 1998 and March 31, 1999.

7.  SHAREHOLDERS' EQUITY

     On April 1, 1999, the shareholders of the Company approved an increase in the number of authorized common shares from 1,503,750,000 to 2,500,000,000.

8.  MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the nine months ended June 30, 1999, the Company recorded merger, restructuring and other non-recurring charges of $1.26 billion, consisting of $826.8 million primarily related to the merger with AMP and costs associated with AMP's Profit Improvement Plan and $434.9 million primarily related to the merger with USSC (Notes 1 and 2). Included in the total charges of $1.26 billion are transaction costs of $121.2 million for legal, printing, accounting, financial advisory services, and other direct expenses related to the USSC and AMP mergers; integration costs of $368.5 million related to the combination of USSC's disposable medical products business with the related business of Tyco; integration and restructuring costs of $823.9 million associated with the combination of AMP's electronics business with the related business of Tyco and restructuring activities under AMP's Profit Improvement Plan, which was initiated in July 1998; a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc.; and a credit of $15.0 million representing a revision of estimates related to Tyco's 1997 restructuring accruals. Most of the actions under Tyco's 1997 restructuring plans are completed or near completion and have resulted in total estimated costs being less than originally anticipated. The aggregate $1.19 billion of integration and restructuring costs consist of the following: the cost of announced workforce reductions of $549.8 million involving the elimination of approximately 7,200 positions in the United States, 3,100 positions in Europe, 1,400 positions in the Asia-Pacific region and 1,200 positions in Canada and Latin America, which consist primarily of manufacturing and distribution, research and development, technical, marketing, and sales and administrative personnel; the costs of combining certain facilities of $296.4 million involving the shutdown and consolidation of 69 facilities in the United States, 37 facilities in Europe, 13 facilities in the Asia-Pacific region and 8 facilities in Canada and Latin America, which include manufacturing plants, sales offices, administration buildings and distribution centers; lease termination costs of $166.4 million; $78.9 million related to the write-down of inventory used in AMP's operations which is included in cost of sales; and other costs of $100.9 million relating to the consolidation of certain product lines and other non-recurring charges. At June 30, 1999, approximately 8,400 employees had been terminated and 47 facilities had been shut down.

     Approximately $514.2 million of accrued merger and restructuring costs related to charges recorded during and prior to the nine months ended June 30, 1999 are included in other current liabilities and $98.3 million are included in other non-current liabilities at June 30, 1999. The Company currently anticipates that the restructuring activities to which all of these charges relate will be substantially completed within fiscal 2000, except for certain long-term contractual obligations.

     During the nine months ended June 30, 1998, the Company recorded a net merger, restructuring and other non-recurring credit of $9.4 million comprised of a $21.4 million credit representing a revision of estimates by AMP related to its 1996 restructuring activities, which were completed in fiscal 1998, and a $12.0 million charge related to employee severance costs, facility disposals and asset write-downs as part of USSC's cost cutting objectives, which were substantially completed during fiscal 1999.

9.  CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     During the nine months ended June 30, 1999, the Company recorded charges of $335.0 million for the impairment of long-lived assets consisting of $259.0 million related to the write-down of goodwill and property, plant and equipment, primarily manufacturing and administrative facilities, associated with the merger with AMP and AMP's Profit Improvement Plan; and $76.0 million primarily related to the write-down of property, plant and equipment, principally administrative facilities, associated with the combination of facilities in USSC's operations in the United States and Europe with those of Tyco's. The impairment charges were determined following a review of the carrying value of the assets of AMP and USSC.

10.  COMPREHENSIVE INCOME

     During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity, other than transactions with owners. Total comprehensive income (loss) and its components are as follows:

                                              QUARTER ENDED      NINE MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                             ---------------     -----------------
                                              1999     1998       1999      1998
                                             ------   ------     ------   --------
                                                         (IN MILLIONS)
Net income.................................  $193.5   $399.1     $202.9   $1,187.0
  Unrealized gains (losses) on securities,
     net of taxes..........................     0.8     (8.4)      (0.3)      (6.4)
  Minimum pension liability, net of
     taxes.................................      --       --      (12.8)      (8.8)
  Foreign currency translation adjustments,
     net of taxes..........................  (116.5)   (44.7)    (284.5)    (203.2)
                                             ------   ------     ------   --------
Total comprehensive income (loss)..........  $ 77.8   $346.0     $(94.7)  $  968.6
                                             ======   ======     ======   ========

     Certain prior year amounts within shareholders' equity have been reclassified as Accumulated Other Comprehensive Loss to comply with the reporting requirements of SFAS No. 130.

11.  CONSOLIDATED SEGMENT DATA

     Selected information for the Company's four industry segments is as follows:

                                          QUARTER ENDED         NINE MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                       --------------------   ----------------------
                                         1999        1998       1999         1998
                                       --------    --------   ---------    ---------
                                                       (IN MILLIONS)
NET SALES:
  Healthcare and Specialty
     Products........................  $1,449.0    $1,343.9   $ 4,186.9    $ 3,425.8
  Fire and Security Services.........   1,554.6     1,166.7     4,386.2      3,389.0
  Flow Control Products..............     792.5       604.2     2,058.1      1,703.1
  Electrical and Electronic
     Components......................   2,023.7     1,833.9     5,640.8      5,431.4
                                       --------    --------   ---------    ---------
                                       $5,819.8    $4,948.7   $16,272.0    $13,949.3
                                       ========    ========   =========    =========
OPERATING INCOME:
  Healthcare and Specialty
     Products........................  $  357.8    $  231.3   $   443.2(1) $   567.3(2)
  Fire and Security Services.........     240.6       165.5       681.7        461.7
  Flow Control Products..............     112.6        88.3       297.5        233.6
  Electrical and Electronic
     Components......................    (204.8)(3)    181.0     (405.8)(4)     687.6(5)
  Corporate and other expenses.......     (27.0)      (16.4)      (65.1)       (47.5)
                                       --------    --------   ---------    ---------
                                       $  479.2    $  649.7   $   951.5    $ 1,902.7
                                       ========    ========   =========    =========

---------------
(1) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.

(2) Includes restructuring charges of $12.0 million related to USSC's operations.

(3) Includes merger, restructuring and other non-recurring charges of $382.4 million, of which $40.6 million is included in cost of sales, and charges for the impairment of long-lived assets of $191.4 million primarily related to the merger with AMP.

(4) Includes merger, restructuring and other non-recurring charges of $826.8 million, of which $78.9 million is included in cost of sales, and charges for the impairment of long-lived assets of $259.0 million primarily related to the merger with AMP and AMP's Profit Improvement Plan.

(5) Includes a credit of $21.4 million to restructuring charges representing a revision of estimates related to AMP's 1996 restructuring activities.

12.  INVENTORIES

     Inventories are classified as follows:

                                                           JUNE 30,    SEPTEMBER 30,
                                                             1999          1998
                                                           --------    -------------
                                                                 (IN MILLIONS)
Purchased materials and manufactured parts...............  $  723.1      $  681.4
Work in process..........................................     749.2         729.8
Finished goods...........................................   1,321.0       1,198.8
                                                           --------      --------
                                                           $2,793.3      $2,610.0
                                                           ========      ========

13.  TYCO INTERNATIONAL GROUP S.A.

     Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, indirectly owns a substantial portion of the operating subsidiaries of Tyco. During fiscal 1998 and 1999, TIG issued public debt securities (Note 4), which are fully and unconditionally guaranteed by the Company. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by the Company and the Company's belief that such information is not material to holders of the debt securities.

     The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented.

                                                          JUNE 30,     SEPTEMBER 30,
                                                            1999           1998
                                                          ---------    -------------
                                                                (IN MILLIONS)
Total current assets....................................  $ 7,912.4      $ 6,639.5
Total non-current assets................................   20,551.7       12,090.0
Total current liabilities...............................    6,569.1        5,519.5
Total non-current liabilities...........................    9,697.8        6,401.5

                                          QUARTER ENDED          NINE MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                       --------------------    ---------------------
                                         1999        1998        1999         1998
                                       --------    --------    ---------    --------
                                                       (IN MILLIONS)
Net sales............................  $4,359.2    $3,598.9    $12,135.2    $9,758.2
Gross profit.........................   1,642.1     1,297.1      4,677.1     3,501.6
Income before extraordinary
  item(1)............................     168.5       163.8        137.5       695.7
Net income(2)........................     168.0       162.8         92.1       693.5

---------------
(1) Income before extraordinary item in the quarter and nine months ended June 30, 1999 includes a credit of $15.0 million representing a revision of estimates related to Tyco's 1997 restructuring accruals. Income before extraordinary item in the nine months ended June 30, 1999 includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million primarily related to the USSC merger. Income before extraordinary item in the nine months ended June 30, 1998 includes restructuring charges of $12.0 million related to USSC's operations.

(2) Extraordinary item relates primarily to the tender offer for the Company's 7.25% senior notes due 2008 and 12.0% senior subordinated notes due 2005 and losses on the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt.

14.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is liable for contract completion and product performance. The Company is also a defendent in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. In the opinion of management, such obligations and results of legal proceedings either individually or in the aggregate will not significantly affect the Company's financial position, results of operations or liquidity.

15.  SUBSEQUENT EVENTS

     In May 1999, the Company announced the proposed acquisition of Raychem Corporation ("Raychem") for approximately $2.87 billion, consisting of approximately $1.4 billion in cash and approximately 16.1 million Tyco common shares (valued at approximately $1.4 billion). Consummation of the purchase is subject to approval by the stockholders of Raychem, which is expected in August 1999. Raychem, a leading international designer, manufacturer and distributor of high-performance electronics products for OEM businesses, and for a broad range of specialized telecommunications, energy and industrial applications, will primarily be integrated within the Electrical and Electronic Components group. The Company intends to account for the acquisition as a purchase.

     In July 1999, the Company announced that it has agreed to sell certain of its flow control operations for approximately $810.0 million in cash. This divestiture, which is expected to close in August 1999, will focus the Company's flow control group on the more profitable service and sustainable growth sectors of the Company, and provide cash which can be re-deployed into higher return businesses. In connection with this agreement, Tyco will issue a non-exclusive license to the buyer for certain intellectual property and in return receive royalties based on a percentage of net sales of the businesses sold.

     In July 1999, the Company announced that its Board of Directors had declared a two-for-one stock split on its common shares. The split will be in the form of a 100 percent stock distribution payable on October 21, 1999 to shareholders of record on October 1, 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 1, 1998 and April 2, 1999, Tyco consummated mergers with United States Surgical Corporation ("USSC") and AMP Incorporated ("AMP"), respectively. These transactions were accounted for under the pooling of interests method and, accordingly, the Consolidated Financial Statements presented herein reflect the combined financial position, results of operations and cash flows of Tyco, USSC and AMP for all periods presented. See Notes 1 and 2 to the unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Healthcare and Specialty Products, Fire and Security Services, Flow Control Products, and Electrical and Electronic Components.

  Overview

     Income before extraordinary item was $248.3 million, or $.30 per share on a diluted basis, for the nine months ended June 30, 1999 as compared to $1.19 billion, or $1.48 per diluted share, for the nine months ended June 30, 1998. During the nine months ended June 30, 1999, the Company incurred an after-tax charge of $1.34 billion ($1.61 per share) related to the mergers with USSC and AMP and costs associated with AMP's Profit Improvement Plan. During the nine months ended June 30, 1998, the Company incurred a net after-tax credit of $5.2 million ($.01 per share) resulting from a reduction in restructuring reserves related to AMP's 1996 restructuring plans, partially offset by restructuring charges incurred in USSC's operations. Excluding these non-recurring charges, income before extraordinary item rose 34.3% to $1.59 billion, or $1.91 per diluted share, for the nine months ended June 30, 1999, as compared to $1.18 billion, or $1.47 per diluted share, for the nine months ended June 30, 1998. The increase was attributable to increased sales, margin improvements and results of acquired companies in each of the Company's business segments.

     After each acquisition, acquired companies are immediately integrated, and Tyco does not separately track post-acquisition financial results. Accordingly, the impact of certain acquired companies in the following analysis is based on estimates and assumes that acquisitions were completed as of the beginning of the periods discussed.

  Quarter ended June 30, 1999 Compared to Quarter ended June 30, 1998

     Sales increased 17.6% to $5.82 billion during the quarter ended June 30, 1999 from $4.95 billion in the quarter ended June 30, 1998.

     Sales of the Healthcare and Specialty Products group increased $105.1 million to $1.45 billion, or 7.8%, principally due to increased sales at the Tyco Healthcare Group and Tyco Plastics and Adhesives. The increase in the Tyco Healthcare Group was primarily due to increased sales volume and the inclusion of Graphic Controls Corporation ("Graphic Controls"), which was acquired in October 1998. Excluding the impact of Graphic Controls, sales for the segment increased an estimated $38.1 million, or 2.7%.

     Sales of the Fire and Security Services group increased $387.9 million to $1.55 billion, or 33.2%, due to increased sales worldwide in both the security services and fire protection businesses. These increases were primarily due to the higher volume of recurring service revenues and the inclusion of the results of acquired companies. Excluding the impact of CIPE S.A. ("CIPE") and Wells Fargo Alarm ("Wells Fargo"), which were acquired in the third quarter of fiscal 1998, and Entergy Security Corporation ("Entergy") and Alarmguard Holdings, Inc. ("Alarmguard"), which were acquired in the second quarter of fiscal 1999, sales increased an estimated $289.0 million, or 22.8%.

     Sales of the Flow Control Products group increased $188.3 million to $792.5 million, or 31.2%, primarily reflecting increased demand for valve products in Europe and the inclusion of the U.S. operations of Crosby Valve, Inc. ("Crosby Valve"), acquired in July 1998, Rust Environmental and Infrastructure, Inc. ("Rust"), acquired in September 1998, and certain subsidiaries within the metals processing division of Glynwed

International, plc ("Glynwed"), acquired in March 1999. Excluding the impact of these acquisitions, sales increased an estimated $47.9 million, or 6.4%.

     Sales of the Electrical and Electronic Components group increased $189.8 million to $2.02 billion, or 10.3%, due to increased sales at AMP and Tyco Submarine Systems Ltd. ("TSSL") and the inclusion of Sigma Circuits, Inc. ("Sigma"), which was acquired in July 1998, and Telecomunicaciones Marinas, S.A. ("Temasa"), which was acquired in May 1999. Excluding the impact of Sigma and Temasa, sales increased an estimated $161.5 million, or 8.7%.

     Pre-tax income before extraordinary item was $371.3 million for the quarter ended June 30, 1999, as compared to $585.5 million for the quarter ended June 30, 1998. Pre-tax income for the quarter ended June 30, 1999 included charges of $382.4 million for merger, restructuring and other non-recurring items and $191.4 million for the impairment of long-lived assets primarily related to the merger with AMP. See Notes 8 and 9 to the Consolidated Financial Statements. Excluding these non-recurring charges, pre-tax income increased $359.6 million, or 61.4%, to $945.1 million. Amortization expense for goodwill and other intangible assets was $81.8 million for the quarter ended June 30, 1999 and $64.1 million for the quarter ended June 30, 1998. The following analysis is presented exclusive of merger, restructuring and other non-recurring items and impairment charges.

     Operating profits for the Healthcare and Specialty Products group increased $126.5 million to $357.8 million, or 54.7%. Operating profits were 24.7% of sales in the quarter ended June 30, 1999 as compared to 17.2% in the quarter ended June 30, 1998. The increase was principally due to increased margins and sales volume in the Tyco Healthcare Group, including the effect of the acquisition of Graphic Controls, and to a lesser extent, higher volume at Tyco Plastics and Adhesives.

     Operating profits for the Fire and Security Services group increased $75.1 million to $240.6 million, or 45.4%. Operating profits were 15.5% of sales in the quarter ended June 30, 1999 as compared to 14.2% in the quarter ended June 30, 1998. The increase was primarily due to higher service volume and improved margins in the Company's worldwide security services business and to a lesser extent, in the North American fire protection operations.

     Operating profits for the Flow Control Products group increased $24.3 million to $112.6 million, or 27.5%. Operating profits were 14.2% of sales in the quarter ended June 30, 1999 as compared to 14.6% in the quarter ended June 30, 1998. The increase in operating profits was due to higher volume in the Company's European flow control products operations and to a lesser extent, at Mueller and Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $188.0 million to $369.0 million, or 103.9%. Operating profits were 18.2% of sales in the quarter ended June 30, 1999 and 9.9% in the quarter ended June 30, 1998. The increase was principally due to increased volume and margins at AMP and improved margins at Allied Electrical Conduit and the Tyco Printed Circuit Group.

     The effect of changes in foreign exchange rates during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 was not material to the Company's sales and operating profits.

     Net interest expense increased $43.7 million to $107.9 million in the quarter ended June 30, 1999, due to higher average debt balances, as a result of monies borrowed to pay for acquisitions during fiscal 1999 and 1998.

     The effective income tax rate was 26.0% during the quarter ended June 30, 1999 and 31.7% during the quarter ended June 30, 1998. The decrease was due to higher earnings in domiciles with lower income tax rates.

  Nine Months ended June 30, 1999 Compared to Nine Months ended June 30, 1998

     Sales increased 16.7% to $16.27 billion during the nine months ended June 30, 1999 from $13.95 billion in the nine months ended June 30, 1998.

     Sales of the Healthcare and Specialty Products group increased $761.1 million to $4.19 billion, or 22.2%, principally due to increased sales of the Tyco Healthcare Group, and to a lesser extent, Tyco Plastics and Adhesives and ADT Automotive. The increase in the Tyco Healthcare Group was primarily due to the inclusion of Sherwood-Davis & Geck ("Sherwood"), acquired in February 1998, and Graphic Controls, acquired in October 1998. Excluding the impact of Sherwood and Graphic Controls, sales for the segment increased an estimated $180.1 million, or 4.5%.

     Sales of the Fire and Security Services group increased $997.2 million to $4.39 billion, or 29.4%, principally due to increased sales worldwide in both the electronic security services and fire protection businesses. These increases were primarily due to the higher volume of recurring service revenues and the inclusion of the results of acquired companies. Excluding the impact of CIPE and Wells Fargo, which were acquired in the third quarter of fiscal 1998, and Entergy and Alarmguard, which were acquired in the second quarter of fiscal 1999, sales increased an estimated $637.7 million, or 16.8%.

     Sales of the Flow Control Products group increased $355.0 million to $2.06 billion, or 20.8%, primarily reflecting increased demand for valve products in Europe and the inclusion of the U.S. operations of Crosby Valve, acquired in July 1998, Rust, acquired in September 1998, and Glynwed, acquired in March 1999. Excluding the impact of these acquisitions, sales increased an estimated $70.1 million, or 3.3%.

     Sales of the Electrical and Electronic Components group increased $209.4 million to $5.64 billion, or 3.9%, principally due to increased sales at TSSL and the Tyco Printed Circuit Group and the inclusion of Sigma, which was acquired in July 1998, and Temasa, which was acquired in May 1999. Excluding the impact of Sigma and Temasa, sales increased an estimated $139.3 million, or 2.5%.

     Pre-tax income before extraordinary item was $605.0 million for the nine months ended June 30, 1999, as compared to $1.75 billion for the nine months ended June 30, 1998. Pre-tax income for the nine months ended June 30, 1999 included charges of $1.26 billion for merger, restructuring and other non-recurring items and $335.0 million for the impairment of long-lived assets related to the mergers with USSC and AMP and costs associated with AMP's Profit Improvement Plan. Pre-tax income for the nine months ended June 30, 1998 included a net credit of $9.4 million comprised of a $21.4 million credit to restructuring charges related to AMP's 1996 restructuring plans and a $12.0 million charge related to USSC's operations. See Notes 8 and 9 to the Consolidated Financial Statements. Excluding these non-recurring charges, pre-tax income increased $463.5 million, or 26.7%, to $2.20 billion. Amortization expense for goodwill and other intangible assets was $222.8 million for the nine months ended June 30, 1999 and $157.5 million for the nine months ended June 30, 1998. The following analysis is presented exclusive of merger, restructuring and other non-recurring items and impairment charges.

     Operating profits for the Healthcare and Specialty Products group increased $374.8 million to $954.1 million, or 64.7%. Operating profits were 22.8% of sales in the nine months ended June 30, 1999 as compared to 16.9% in the nine months ended June 30, 1998. The increase was principally due to increased margins and sales volume in the Tyco Healthcare Group, including the effect of the acquisition of Sherwood and Graphic Controls, and to a lesser extent, higher sales volume and margins at Tyco Plastics and Adhesives.

     Operating profits for the Fire and Security Services group increased $220.0 million to $681.7 million, or 47.6%. Operating profits were 15.5% of sales in the nine months ended June 30, 1999 as compared to 13.6% in the nine months ended June 30, 1998. The increase in operating profits was due to higher service volume worldwide in both the security services and fire protection businesses. The increase in operating profits as a percentage of sales was primarily due to improved margins in the European security and fire protection operations.

     Operating profits for the Flow Control Products group increased $63.9 million to $297.5 million, or 27.4%. Operating profits were 14.5% of sales in the nine months ended June 30, 1999 as compared to 13.7% in the nine months ended June 30, 1998. The increase was principally due to increased volume in the Company's European flow control products operations and higher volume and margins at Mueller and Allied Tube & Conduit.

     Operating profits for the Electrical and Electronic Components group increased $13.8 million to $680.0 million, or 2.1%. Operating profits were 12.1% of sales in the nine months ended June 30, 1999 and 12.3% in the nine months ended June 30, 1998. The increase in operating profits was principally due to higher sales volume at TSSL and improved margins at Allied Electrical Conduit and Tyco Printed Circuit Group, offset by lower margins at AMP.

     The effect of changes in foreign exchange rates during the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998 was not material to the Company's sales and operating profits.

     Net interest expense increased $191.4 million to $346.5 million in the nine months ended June 30, 1999, due to higher average debt balances, as a result of monies borrowed to pay for acquisitions during fiscal 1999 and 1998.

     The effective income tax rate was 27.8% during the nine months ended June 30, 1999 and 31.9% during the nine months ended June 30, 1998. The decrease was due to higher earnings in domiciles with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the unaudited Consolidated Statement of Cash Flows, cash provided by operating activities net of the effect of acquired assets and liabilities was $2.06 billion during the first nine months of fiscal 1999. The working capital acquired as a result of acquisitions during the period is reflected in the cost of acquisitions in the unaudited Consolidated Statement of Cash Flows. The significant operating changes in working capital were a $318.4 million increase in income taxes payable, a $148.9 million increase in prepaid expenses and other current assets, a $137.5 million increase in inventory and a $131.6 million decrease in accounts receivable and contracts in process. The impact of changes in foreign exchange rates did not materially affect net working capital during the period.

     During the first nine months of fiscal 1999, the Company used cash of $2.67 billion to acquire companies in each of its four business segments, $1.09 billion to purchase property, plant and equipment, $234.0 million to purchase the USSC North Haven facilities discussed below, $417.9 million to finance the debt tender offers discussed below, $222.1 million for the repurchase of shares by subsidiaries and $167.1 million to pay dividends to shareholders. The Company received proceeds of $508.2 million from the exercise of common share options.

     The source of the cash used for acquisitions was primarily an increase in total debt and cash flows from operations. At June 30, 1999, the Company's total debt was $8.95 billion, as compared to $6.24 billion at September 30, 1998. The increase resulted principally from the issuance of $800 million private placement notes in October 1998, the issuance of $1.2 billion public debt securities in January 1999 and borrowings under the Company's commercial paper program, offset by repayment of indebtedness under the Company's bank credit agreement. This net increase was partially offset by the tender offer for outstanding debt instruments with higher interest rates, pursuant to which $367 million principal amount of notes outstanding were purchased. Shareholders' equity was $10.05 billion, or $12.19 per share, at June 30, 1999, compared to $9.90 billion, or $12.22 per share, at September 30, 1998. Goodwill and other intangible assets were $9.40 billion at June 30, 1999, compared to $7.11 billion at September 30, 1998. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 47% at June 30, 1999 and 39% at September 30, 1998. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 39% at June 30, 1999 and 32% at September 30, 1998.

     In October 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of restricted notes: $400 million of 5.875% notes due November 2004 and $400 million of 6.125% notes due November 2008. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's $2.25 billion bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR, as defined therein. Subsequently, in April 1999, TIG exchanged $394.5 million of the $400 million 5.875% private placement notes due 2004 and $345.0 million of the $400 million 6.125% restricted notes due 2008 for public notes. The form and terms of the public notes of each series are identical in all material respects to the form and terms of the private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under the United States securities laws.

     In December 1998, the Company assumed the debt related to USSC's North Haven facilities of approximately $211 million. The assumption of the debt combined with the settlement of certain other obligations in the amount of $23 million resulted in the Company acquiring ownership of the North Haven property for a total cost of $234 million.

     In January 1999, TIG issued $400 million of its 6.125% notes due 2009 and $800 million of its 6.875% notes due 2029 in a public offering. The notes are fully and unconditionally guaranteed by the Company. The net proceeds of approximately $1.17 billion were used to repay borrowings under TIG's $2.25 billion bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

     In January 1999, TIG initiated a commercial paper program under which it could initially issue notes with an aggregate face value of up to $1.75 billion. In June 1999, the Company increased its borrowing capacity under the commercial paper program to $3.9 billion. The notes are fully and unconditionally guaranteed by the Company. Proceeds from the sale of the notes are used for working capital and other corporate purposes. The Company is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under this commercial paper program.

     In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.40 billion until February 11, 2000, with the option to extend to February 11, 2001, and borrow up to an additional $0.5 billion until February 12, 2003. TIG has the option to increase the $3.40 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Eurodollar rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Eurodollar and certificate of deposit margins are increased by 0.125%. The obligations of TIG under the credit agreement are guaranteed by Tyco. TIG is using the credit agreement to fully support its commercial paper program discussed above and therefore expects this facility to remain largely undrawn.

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

BACKLOG

     The backlog of unfilled orders was approximately $6.1 billion at June 30, 1999 as compared to $5.2 billion at September 30, 1998. The increase resulted principally from an increase in backlog in the Company's submarine systems business, its Earth Tech subsidiary and the Company's worldwide security services and European fire protection businesses.

YEAR 2000 COMPLIANCE

     Year 2000 compliance programs and system modifications were initiated by the Company in fiscal 1997 in an attempt to ensure that these systems and key processes will remain functional. The Company is continuing its assessment of the potential impact of the Year 2000 on date-sensitive information in computer software programs and operating systems in its product development, financial business systems and administrative functions, and is implementing strategies to avoid adverse implications. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier, customer and other third-party readiness. Review of the systems affecting the Company is progressing and the Company is continuing its implementation strategy. The costs of the Company's Year 2000 program to date have not been material, and the Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity.

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

CONVERSION TO THE EURO

     On January 1, 1999, 11 European countries began using the "euro" as their single currency, while still continuing to use their own notes and coins for cash transactions. Banknotes and coins denominated in euros are expected to be put in circulation and local notes and coins will cease to be legal tender during 2002. Tyco conducts a significant amount of business in these countries. Introduction of the euro has not resulted in any material adverse impact on the Company, although the Company continues to monitor the effects of the conversion.

FORWARD LOOKING INFORMATION

     Comments in this report contain certain forward-looking statements, which are based on management's good faith expectations and belief concerning future developments. Actual results may materially differ from these expectations as a result of many risk factors, relevant examples of which are set forth in the "Management's Discussion and Analysis" section of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Company's Current Report on Form 8-K filed on June 3, 1999.

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special General Meeting of the Company was held on April 1, 1999. All proposals submitted at the meeting were passed, as described below. The following is a brief description of each matter voted upon at the meeting.

     PROPOSAL 1. To approve the issuance of common shares, of the nominal value of US$0.20 each, to be delivered in connection with the merger contemplated by the Agreement and Plan of Merger, dated as of November 22, 1998, by and among Tyco International (PA) Inc., AMP Merger Corp., a wholly-owned subsidiary of Tyco International (PA) Inc., and AMP Incorporated:

          A total of 517,226,200 shares were voted for and 941,491 shares were voted against issuance of the common shares in connection with the merger. There were 2,287,350 abstentions and there were no broker non-votes.

     PROPOSAL 2. To increase the number of authorized Tyco common shares from 1,503,750,000 to 2,500,000,000, to authorize the issue or other disposal by the Tyco Board of such shares and to amend consequentially the Bye-Laws of Tyco:

          A total of 499,235,971 shares were voted for and 19,613,161 shares were voted against increasing the number of authorized shares. There were 1,605,903 abstentions and there were no broker non-votes.

     PROPOSAL 3. To authorize an increase in the number of common shares in respect of which grants may be made under the Tyco International Ltd. Long Term Incentive Plan from 44 million to 70 million:

          A total of 331,294,955 shares were voted for and 187,443,296 shares were voted against increasing the number of common shares in respect of which grants may be made under the Tyco International Ltd. Long Term Incentive Plan. There were 1,718,336 abstentions and there were no broker non-votes.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27   Financial Data Schedule

     (b) Reports on Form 8-K

        Current Report on Form 8-K filed on April 15, 1999 containing the press release of Tyco dated April 5, 1999 announcing the consummation of the merger with AMP Incorporated.

        Current Report on Form 8-K filed on June 3, 1999 containing audited Consolidated Financial Statements for the fiscal year ended September 30, 1998 and unaudited Consolidated Financial Statements for the quarterly period ended March 31, 1999 reflecting the restatement for the merger with AMP Incorporated, which was accounted for as a pooling of interests.

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

Date:  August 9, 1999