Form 10-K
period 1999-09-30
TYCO INTERNATIONAL LTD /BER/
filed 1999-12-13
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                                   001-13836
                            (COMMISSION FILE NUMBER)

                            TYCO INTERNATIONAL LTD.

             (Exact name of registrant as specified in its charter)

                 BERMUDA                                        NOT APPLICABLE
     (Jurisdiction of Incorporation)                 (IRS Employer Identification Number)

        THE ZURICH CENTRE, SECOND FLOOR, 90 PITTS BAY ROAD, PEMBROKE, HM 08, BERMUDA
                    (Address of registrant's principal executive office)

                                 441-292-8674*
                        (Registrant's telephone number)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON SHARES, PAR VALUE $0.20                    NEW YORK STOCK EXCHANGE
SERIES A FIRST PREFERENCE SHARE PURCHASE RIGHTS   NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. /X/.

    The aggregate market value of voting common shares held by nonaffiliates of registrant was $63,297,592,505 as of December 3, 1999.

    The number of common shares outstanding as of December 3, 1999 was 1,700,010,963.

                      DOCUMENTS INCORPORATED BY REFERENCE

    See pages 20 to 24 for the exhibit index.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Tyco International Ltd. ("Tyco" or the "Company") is a diversified manufacturing and service company that, through its subsidiaries:

    - designs, manufactures and distributes electrical and electronic components and designs, manufactures, installs and services undersea cable communication systems;

    - designs, manufactures and distributes disposable medical supplies and other specialty products, and conducts auto redistribution services;

    - designs, manufactures, installs and services fire detection and suppression systems and installs, monitors and maintains electronic security systems; and

    - designs, manufactures and distributes flow control products.

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

I. TELECOMMUNICATIONS AND ELECTRONICS

    The Telecommunications and Electronics segment consists of the following:

    - Tyco Electronics, including AMP Incorporated ("AMP"), which designs and manufactures electrical connectors, interconnection systems, touch screens and wireless systems, and Raychem Corporation ("Raychem"), which develops and manufactures high-performance electronic components;

    - Tyco Submarine Systems Ltd. ("TSSL"), which designs, manufactures, installs and services undersea communications cable systems; and

    - Tyco Printed Circuit Group ("TPCG"), which designs and manufactures multi-layer printed circuit boards, backplane assemblies and similar components.

    TYCO ELECTRONICS

    The principal operating company of this division is AMP, which merged with the Company on April 2, 1999. AMP designs, manufactures and markets a broad range of electronic, electrical and electro-optic connection devices and an expanding number of interconnection systems and connector-intensive assemblies, as well as wireless products including semi-conductors, radar sensors and Global Positioning Satellite systems. AMP's products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. AMP manufactures and sells more than 200,000 parts in over 450 global product lines, including terminals, fiber optic, printed circuit board and cable connectors and assemblies, cable and cabling systems, and related application tools and application tooling machines.

    AMP's customers include original equipment manufacturers (OEMs) and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. These customers are found in the automotive, power technology, personal computer, communications, and consumer industrial industries. AMP serves over 90,000 customers located in over 143 countries, covering many diverse markets.

    AMP is a global marketing, sales, engineering and manufacturing interconnection systems company with a strong local presence in the geographical areas in which it operates, such as the Americas, the Asia-Pacific region, Europe and the Middle East.

    The acquisition of Raychem on August 12, 1999 significantly expanded the product line and complemented existing products and services offered by AMP. Raychem develops, manufactures and markets a variety of high-performance products for electronic OEMs and telecommunications, energy and industrial applications. Raychem designs, manufactures and distributes products such as circuit protection devices, heat-shrinkable tubing and molded parts, wire and cable, and computer touchscreens. In addition, Raychem designs and manufactures fiber optic and copper cable accessories, energy cable accessories and heat-tracing products and provides design, engineering and installation services.

    On November 23, 1999, the Company consummated its acquisition of Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") from Siemens AG. Siemens EC is the world market leader for the manufacture and sale of relays and is one of the world's leading providers of electro-mechanical components to the communications, automotive, consumer and general industry sectors.

    TYCO SUBMARINE SYSTEMS LTD.

    TSSL, which includes the Company's Simplex Technologies business and the submarine systems business acquired from AT&T Corp. in July 1997, is the world's only fully-integrated source for the design, engineering, manufacturing, installation and servicing of undersea cable communications systems. TSSL designs and builds both repeatered and non-repeatered fiber optic cable systems. Repeatered cable systems, which use Dense Wave Division Multiplexing, can provide 160 gigabits per second per fiber pair of capacity over 10,000 kilometers. Non-repeatered systems, which allow for even greater circuit capacity and reduced transmission costs, support short haul systems of several hundred kilometers. TSSL has designed, manufactured and installed approximately 350,000 kilometers of undersea optical cable.

    TSSL includes a world class research and development facility populated by acclaimed engineers and state of the art equipment to facilitate forward looking design work. TSSL operates one of the world's largest fleet of ships deployed worldwide to design, maintain, install and service undersea fiber optic transmission systems. TSSL also uses a variety of other undersea tools, including robotic vehicles for undersea cable burial and retrieval operations.

    Simplex Technologies is the primary supplier of cable and cable assemblies to TSSL. It also manufactures underwater electrical power cables and electro-mechanical cables for unique field operations. The Company's Rochester business manufactures wirelines, electro-optical products, subsea products, and sizes and draws high precision, high tensile steel wire for Simplex consumption.

    TSSL competes on a worldwide basis primarily against two other entities:
Alcatel-Alsthom, headquartered in France, and KDD-SCS, located in Japan. Alcatel, like TSSL, is vertically integrated and produces its own cable, whereas KDD utilizes a Japanese cable manufacturer.

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

    TPCG markets its products primarily through a direct sales force and, to a lesser extent, through a network of independent manufacturers' representatives. Customers are OEMs and contract manufacturers in the communications, computer, aircraft, military and other industrial and consumer electronics industries. The Company competes with several other large independent and captive companies that manufacture printed circuit board products primarily in the United States. Competition is on the basis of quality, reliability, price and timeliness of delivery. The Company believes that fewer competitors manufacture the more complex, high-density multi-layer printed circuit board products.

II. HEALTHCARE AND SPECIALTY PRODUCTS

    The principal divisions in the Healthcare and Specialty Products segment are as follows:

    - Tyco Healthcare Group, which manufactures and distributes a wide variety of disposable medical products, including wound care products, syringes and needles, sutures and surgical staplers, incontinence products, electrosurgical instruments and laparoscopic instruments;

    - Tyco Plastics and Adhesives, which manufactures flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives, and plastic garment hangers; and

    - ADT Automotive, which is the second largest provider of auto redistribution services in the United States.

    TYCO HEALTHCARE GROUP

    The Tyco Healthcare Group consists of four primary business units including Kendall Healthcare, Tyco Healthcare International, U.S. Surgical and ValleyLab.

    Kendall Healthcare, which is comprised of Kendall, Sherwood-Davis & Geck, Ludlow, Graphic Controls and Confab, manufactures and markets worldwide a broad range of needles, syringes, electrodes and wound care, specialized paper and film, vascular therapy, urological care, incontinence care, anaesthetic care and other nursing care products to hospitals and to alternate site healthcare customers. Its Confab unit sells store brand baby diapers and incontinence and feminine hygiene products through retail outlets in the United States and Canada.

    Kendall Healthcare distributes its products in the United States through its own sales force and through a network of more than 250 independent distributors. The sales force is divided into five groups: vascular therapy products, medical and surgical products, alternate site markets, Ludlow and Confab.

    Kendall Healthcare, which operates throughout the United States, is the industry leader in gauze products with its Kerlix-Registered Trademark- and Curity-Registered Trademark- brand dressings. Kendall Healthcare's other core product category consists of its vascular therapy products, principally anti-embolism stockings, marketed under the T.E.D.-Registered Trademark- brand name, sequential pneumatic compression devices sold under the SCD-Registered Trademark- brand name and a venous plexus foot pump. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the leading participant in the pneumatic compression and elastic stocking segments of the vascular therapy market.

    Kendall Healthcare is also an industry leader in the adult incontinence market serving the acute care, long-term care and retail markets. It offers a complete line of disposable adult briefs, underpads, baby diapers and other related products.

    Ludlow, which includes Graphic Controls, manufactures and sells a variety of disposable medical products, specialized paper and film products. These include medical electrodes and gels for monitoring and diagnostic tests and hydrogel wound care products, which are used primarily in critical care, physical therapy and rehabilitative departments in hospitals. Graphic Controls also sells operating room kits, sharps containers and other operating room related products.

    Tyco Healthcare International is responsible for the manufacturing, marketing, distribution and export of the Tyco Healthcare Group products outside of the United States. Tyco Healthcare International markets directly to hospitals and medical professionals, as well as through independent distributors. Its operations are organized primarily into three geographic regions, Europe, Latin America and Asia-Pacific, although the mix of product lines offered varies from country to country.

    On October 1, 1998, Tyco completed its acquisition of United States Surgical Corporation. U.S. Surgical develops, manufactures and markets a line of surgical wound closure products and other advanced surgical products to hospitals throughout the world. Its products include surgical staplers, sutures, disposable laparoscopic instrumentation and numerous other products in surgical and medical specialties such as spine surgery, cardiovascular surgery, and breastcare.

    ValleyLab, acquired by U.S. Surgical in 1998, is a leading manufacturer and marketer of electrosurgical and ultrasonic surgical products used in open and minimally invasive surgical procedures. Additional product lines relate to radio frequency energy and vessel sealing technology.

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

    CARLISLE PLASTICS

    Carlisle is a leading producer of industrial and consumer plastic products, including trash bags, flexible packaging and sheeting. Carlisle supplies plastic trash bags to mass merchants, grocery chains, and institutional customers primarily in North America. Carlisle manufactures Ruffies-Registered Trademark-, a national brand consumer trash bag, for mass merchants and other retail stores. Carlisle also provides heavy duty trash can liners for institutional customers, such as food service distributors, janitorial supply houses, restaurants, hotels and hospitals.

    In the consumer trash bag market, Carlisle competes primarily with two nationally advertised brands. Carlisle has historically concentrated on mass merchants as the primary market for its branded Ruffies trash bags, while the other major national brands are marketed primarily through food retailers.

    Film-Gard-Registered Trademark-, Carlisle's leading plastic sheeting product, is sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard products are sold for various uses, including painting, renovation, construction, landscaping and agriculture.

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

    TYCO ADHESIVES

    The Tyco Adhesives division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection tape products for oil, gas and water pipelines. Other industrial applications include tapes used in the automotive industry for wire harness wraps, sealing and other purposes, in the aerospace industry, and in the heating, ventilation and air conditioning (HVAC) industry. Tyco Adhesives also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide and manufactures cloth and medical tapes for Kendall Healthcare and others. Tyco Adhesives' Betham division develops and markets pressure sensitive adhesives and coatings, principally for the automotive, medical and specialty markets.

    Tyco Adhesives generally markets its pipeline products directly to its customer base, working with local manufacturers' representatives, international engineering and construction companies and the owners and operators of pipeline transportation facilities. Tyco Adhesives sells its other industrial products either directly to major end users or through diverse distribution channels, depending upon the industry being supplied.

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

    In addition to the auction process, ADT Automotive provides a comprehensive range of vehicle redistribution services, including transportation, reconditioning, title transfer assistance, vehicle repossession and fleet management services. Vehicle reconditioning is carried out on-site and principally consists of appearance reconditioning and paint and body work to bring vehicles up to retail ready condition. More extensive body work services including body panel painting and repair of minor collision damage are also carried out. Reconditioning services are also provided for vehicles other than those going through the auction process, principally for fleet owners and insurance companies.

    ADT Automotive competes with two other significant auction chains and a large number of independently owned local auctions, which are members of the National Auto Auction Association. Competition is based primarily on price in relation to the quality and range of services offered to sellers and buyers of vehicles and ease of accessibility of auction locations.

III. FIRE AND SECURITY SERVICES

    The Company, through its subsidiaries, is the largest company in the world for the following:

    - design, installation and servicing of a broad line of fire detection, prevention and suppression systems;

    - providing electronic security installation and monitoring services; and

    - manufacture and servicing of fire extinguishers and related products.

    FIRE PROTECTION CONTRACTING AND SERVICES

    Operating under several trade names including Grinnell, Wormald, Mather & Platt, Total Walther, O'Donnell Griffin and Tyco, the Company designs, fabricates, installs and services automatic fire sprinkler systems, fire alarm and detection systems, and special hazard suppression systems in buildings and other installations.

    The Company's fire protection contracting and service business in North America operates through a network of offices in the United States, Canada, Mexico, Central America and Puerto Rico. The Company also operates worldwide through a network of offices in the United Kingdom, continental Europe, Saudi Arabia, United Arab Emirates, Australia, New Zealand, Asia and South America.

    The Company installs fire protection systems in both new and existing structures. Typically, the contracting businesses bid on contracts for fire protection installation which are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings has grown as a result of legislation mandating the installation of fire protection systems and also as a result of lower insurance premiums available to structures with automatic sprinkler systems. The Company continues to focus on system maintenance and inspection, which has become a more significant part of the business.

    The majority of the fire suppression systems installed by the Company are water-based. However, the Company is also the world's leading provider of custom designed special hazard fire protection systems which incorporate various specialized non-water agents such as foams, dry chemicals and gases. Systems using agents other than water are especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications. The Company holds exclusive manufacturing and distribution rights in several regions of the world for INERGEN-Registered Trademark- fire suppression products. INERGEN is an alternative to the ozone depleting agent known as halon and consists of a mixture of three inert gases designed to effectively extinguish fires without polluting the environment, damaging costly equipment or harming people.

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

    ELECTRONIC SECURITY SERVICES

    The Company provides electronic security services principally under the ADT trade name and also under other trade names including Alarmguard, Thorn Security, Holmes Protection, CIPE, Zettler, Sonitrol, and Armourguard. Services are provided in the United States, Canada, the United Kingdom, Spain, France, Belgium, Greece, South Korea, The Netherlands, Germany, The Republic of Ireland, Singapore, Hong Kong, New Zealand and Australia.

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

    The Company provides electronic security services to both commercial and residential customers. Commercial customers include financial institutions, industrial and commercial businesses, facilities of federal, state and local government departments, defense installations, and health care and educational facilities. Residential electronic security services are provided primarily in North America. Customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage.

    The Company's electronic security systems and products are tailored to customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. Systems may be monitored by the customer at its premises or connected to one of the Company's monitoring centers. In either case, the Company usually provides support and maintenance through service contracts. It has been the Company's experience that commercial and residential contracts are generally renewed after their initial terms. Contract discontinuances occur principally as a result of customer relocation or closure. Systems installed at commercial customers' premises may be owned by the Company or by the customer. The Company usually retains ownership of standard residential systems, but more sophisticated residential systems are usually purchased by the customer.

    The Company markets its electronic security services to commercial and residential customers through a direct sales force and an authorized dealer network. Commercial customers which have multiple locations in North America are serviced by a separate national accounts sales force. The Company also utilizes advertising, telemarketing and direct mail to market its services.

    The electronic security services business in North America is highly competitive, with a number of major firms and approximately 12,000 smaller regional and local companies. The Company also competes with several national companies and several thousand regional and local companies in the United Kingdom, continental Europe, Asia, New Zealand and Australia. Competition is based primarily on price in relation to quality of service. The Company believes that the quality of its electronic security services is higher than that of many of its competitors and, therefore, the Company's prices may be higher than those charged by its competitors.

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

    The Company's Fire and Security Services segment manufactures certain alarm, detection and activation devices and central monitoring station equipment which is both installed by the Company's own units and sold to other installers of alarm and detection devices. Otherwise, the Company does not manufacture the electronic security system components which it installs, although it does provide its own specifications to manufacturers for certain security system components and undertakes some final assembly work in respect of more sophisticated systems. These products are manufactured primarily outside of the United States.

IV. FLOW CONTROL PRODUCTS

    The Company, through its subsidiaries, manufactures and distributes flow control products in North America, Latin America, Continental Europe, the United Kingdom, and the Asia-Pacific region. Flow control products and services include:

    - pipe, fittings, valves, valve actuators, couplings and related products which are used to transport, control and measure the flow of liquids and gases;

    - fire sprinkler devices, specialty valves, plastic pipe and fittings used in commercial, residential and industrial fire protection systems; and

    - a broad range of environmental, consulting and engineering services.

    During August 1999, the Company completed the sale of certain Flow Control businesses, including The Mueller Company, a manufacturer of valves, fire hydrants and related products, and portions of Grinnell Supply Sales & Manufacturing, a manufacturer and distributor of commodity pipe fittings and related products. The reason for the sale of these businesses was due to high cyclicality and increased competition related to their products.

MANUFACTURING

    VALVES AND RELATED PRODUCTS

    Tyco Flow Control manufactures a wide variety of standard and highly specialized valves and valve products on a worldwide basis. The group manufactures butterfly, ball, gate, globe, check, safety relief, knife gate, instrumentation, sanitary and other types of valves in a variety of configurations, body types, materials, pressure ratings and sizes. It also manufactures related equipment, such as valve actuators, gauges, heat tracing and leak detection systems, vapor control products and other related products, and provides repair and inspection services. These products are manufactured in the United States, the United Kingdom, France, Australia, Germany, Italy, The Netherlands, Spain, New Zealand, Belgium, Brazil, Mexico, Switzerland, South Korea, Argentina, China, Japan, Canada and India. The group's valves and related products are used primarily in plumbing, HVAC systems, power generation, food and beverage, water distribution, wastewater, chemical, petrochemical, oil and gas, pulp and paper, commercial irrigation, mining, industrial process and other applications. These products are sold under several trade names, including Keystone, Anderson Greenwood, Biffi, Century Valve, Crosby, Gimpel, Hancock, Dewrance, Yarway, Valvtron, Bayard, Edward Barber, Belgicast, Charles Winn, Chemat, Descote, Fasani, Flo-Check, Intervalve, Hindle Cockburns, Hovap, Klein, Neotecha, Raimondi, Sapag, Sempell, Vanessa, Valvtec, Martins, Promet, Richards, Morin Actuators, Technaflow, Clarkson, Belucci, Intecva, Combined Instruments, Iprosa, Whessoe Varec, Chemelex and others.

    FIRE PROTECTION PRODUCTS

    The Flow Control group manufactures, sells and distributes a wide variety of products utilized by fire protection contractors and fabricators of fire protection systems. These products include a complete line of fire sprinkler devices, valves, plastic pipe and pipe fittings and ductile iron pipe couplings which are also sold to third parties as well as to the Company's fire protection contracting businesses on an arms-length basis. Products are manufactured in the United States, the United Kingdom, Germany and China. During 1999, the Company acquired Central Sprinkler Corporation which was integrated into the Flow Control group. In addition to the Central trade name, products are also sold under the Grinnell, GEM Sprinkler, Star Sprinkler, Wormald and other trade names.

    STEEL TUBING AND OTHER PRODUCTS

    Allied Tube & Conduit ("Allied") is the leading North American manufacturer of steel tubular products. Allied manufactures a full line of steel pipe for the fire protection and construction industries and for commercial, residential and institutional markets. Its Mechanical Tube Division offers steel tubing in a wide assortment of shapes and sizes for a variety of industrial and commercial applications. Allied's Fence Division is a leader in the manufacture of products for the residential, industrial and commercial fence market. The Electrical Division is a leading manufacturer of steel electrical conduit and related products. Allied also manufactures metal framing systems, steel sign post products, electrical cable tray and cable ladder and related products used in the construction, industrial and original equipment markets which are sold under the Powerstrut, Unistrut and T.J. Cope trade names. Allied's products are manufactured in the United States and in Canada.

    On November 22, 1999, the Company acquired AFC Cable Systems, Inc. ("AFC"). AFC is a manufacturer of pre-wired armored cable, flexible electric conduit and other related products. AFC will be integrated into Allied within the Flow Control group.

    The Flow Control group also manufactures welded and drawn steel tube products at several locations in the United Kingdom under the trade names of Monmore Tubes, Newman Tipper Tubes, Senior Precision Tube and others. Specialty steel strip products are manufactured under the trade names of JB&S Lees, Firth Cleveland Steel Strip and Ductile Stourbridge. Metal framing systems and specialty fasteners are manufactured under the Lindapter trade name and metal framing and support systems, cable ladder and safety systems under the Unistrut trade name.

    In the Asia-Pacific region, metal framing and support systems are manufactured under the Unistrut, A.C.S. and other trade names. Ductile iron pipe and steel pipe, steel fittings, valves and related products, primarily for the water industry, are manufactured at several locations in Australia.

SALES AND DISTRIBUTION

    Valves and related products are sold in some locations directly by an internal sales force and in other geographical areas by a network of independent distributors and manufacturer's representatives. The valve industry is fragmented and the Company competes against a number of international, national, local and specialized manufacturers on the basis of price, delivery, breadth of product line and specialized product capability.

    Flow Control's fire protection products are sold by independent distributors and, in some cases, directly by the Company to fire protection contractors and fabricators of fire protection systems. In the United States, Central maintains a network of distribution facilities which stock and sell a full line of fire protection products directly to contractors and installers. GEM Sprinkler and Star Sprinkler sell fire protection products for sale through a network of independent distributors. In Canada, Central America, South America and the Asia-Pacific region, fire protection products are sold through independent distribution and directly to fire protection contractors. In Europe and the Middle East, Flow Control operates a number of company owned distribution facilities which stock and sell a full line of fire protection, mechanical and other flow control products. Competition for fire protection products is based on price, delivery and breadth of product line.

    Allied competes for the sale of steel pipe with other United States and non-United States producers. The group's pipe and tube products manufactured in the United Kingdom and Australia compete primarily with other local and national manufacturers in those countries. Competition is based on price, service and breadth of product line. Competition for fence products is principally from national and regional United States producers and to a lesser extent from non-United States companies on the basis of price, service and distribution. Allied competes with many small regional manufacturers for the sale of specialized industrial tubing on the basis of price and breadth of product line. The group's electrical conduit and other electrical products are sold to independent distributors on the basis of price and service.

ENVIRONMENTAL, CONSULTING AND ENGINEERING SERVICES

    Through its Earth Technology Corporation ("Earth Tech") subsidiary, the Flow Control Products segment provides a broad range of environmental, consulting and engineering services. Earth Tech's principal services consist of full-spectrum water, wastewater, environmental and hazardous waste management services. These services include infrastructure design and construction services for institutional, civic, commercial and industrial clients; design, construction management and operating services for water and wastewater treatment facilities for municipal and industrial clients; and transportation engineering and consulting.

    In 1998, Tyco acquired Rust Environmental and Infrastructure, Inc. ("Rust Environmental"). The operations of Rust Environmental and Earth Tech were combined and these businesses now operate through a network of local offices located principally throughout North America. Earth Tech competes with a number of international, national, regional and local companies on the basis of price and the breadth and quality of services.

    During Fiscal 1999, the Company acquired Babcock Water Engineering Ltd. in the United Kingdom, Multiservice Engenharia, Ltda. in Brazil and P&R Holdings in Canada. These businesses are also engaged in environmental, water supply, wastewater, infrastructure and transportation engineering and consulting services and have been integrated into Earth Tech to form a worldwide service network.

BACKLOG

    At September 30, 1999, the Company had a backlog of unfilled orders of approximately $7,581.1 million, compared to a backlog of approximately $5,118.2 million as of September 30, 1998. The Company expects that approximately 79 percent of its backlog at September 30, 1999 will be filled during the year ending September 30, 2000.

    Backlog by industry segment is as follows (in millions):

                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            1998
                                                     -------------   -------------
Telecommunications and Electronics.................    $4,974.5        $2,951.1
Flow Control Products..............................     1,516.5         1,129.2
Fire and Security Services.........................       986.6           965.4
Healthcare and Specialty Products..................       103.5            72.5
                                                       --------        --------
                                                       $7,581.1        $5,118.2
                                                       ========        ========

    Backlog increased in each of the Company's business segments. Within the Telecommunications and Electronics segment, backlog increased principally due to contracts awarded to TSSL due to continually increasing demands for undersea fiber optic cable capacity. Within the Flow Control Products segment, backlog increased principally due to an increase in backlog at Earth Tech related to its water and wastewater facilities contracts. Within the Fire and Security Services segment, backlog increased principally due to an increase in backlog at the Company's worldwide security and European fire protection businesses. Within the Healthcare and Specialty Products segment, the increase resulted principally from an increase in demand for the products sold by Tyco Plastics and Adhesives.

PROPERTIES

    The Company's operations are conducted in facilities throughout the world aggregating some 59.1 million square feet of floor space, of which approximately
34.4 million square feet are owned and approximately 24.7 million square feet are leased. These facilities house manufacturing and warehousing operations as well as sales, engineering and administrative offices.

    The Telecommunications and Electronics segment has manufacturing facilities in North America, Central and South America, the United Kingdom, Ireland, Belgium, Germany, China, Japan, Singapore, Italy and France. The group occupies some 21.9 million square feet, of which 14.3 million square feet are owned and
7.6 million square feet are leased.

    The Healthcare and Specialty Products segment has manufacturing facilities in North America, South America, the United Kingdom, Germany, Ireland, France, Spain, China, Thailand, Japan and Malaysia. There are 28 vehicle auction facilities located in the United States. The group occupies some 19.7 million square feet, of which 11.8 million square feet are owned and 7.9 million square feet are leased.

    The Flow Control Products segment has manufacturing facilities in North America, the United Kingdom, France, Australia, Germany, Italy, The Netherlands, Spain, New Zealand, Brazil, Mexico, Switzerland, South Korea, Argentina, China, Japan, India, Malaysia, and Scotland. The group stocks and sells products through warehouse and distribution centers in the United States, The Netherlands, the United Kingdom, Germany, France, Spain, Italy, Scandinavia, Australia, New Zealand, Singapore and the Middle East. The group occupies some
8.9 million square feet, of which 5.7 million square feet are owned and
3.2 million square feet are leased.

    Within the Fire and Security Services segment, the fire protection contracting and service business operates through a network of offices located in North America, Central America, South America, the United Kingdom, The Republic of Ireland, France, Spain, Belgium, The Netherlands, Germany, Italy, Austria, Hungary, Switzerland, Denmark, Norway, Sweden, United Arab Emirates, Saudi Arabia, Australia, New Zealand, Hong Kong, Singapore, Taiwan, Thailand, Vietnam and Indonesia. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand and South Korea. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in the United States, Canada, the United Kingdom, Spain, France, Belgium, Greece, The Netherlands and The Republic of Ireland. The environmental services business operates through a network of offices throughout North America. The segment occupies some 8.6 million square feet, of which
2.6 million square feet are owned and 6.0 million square feet are leased.

    In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 17 to Consolidated Financial Statements for a description of the Company's rental obligations.

RESEARCH AND DEVELOPMENT

    The amounts expended for Company-sponsored research and development during Fiscal 1999, Fiscal 1998, and Fiscal 1997 were $450.5 million, $511.4 million and $326.0 million, respectively. Customer-funded research and development expenditures were $4.6 million, $6.8 million and $1.9 million, respectively.

    Approximately 5,600 full-time scientists, engineers and other technical personnel are engaged in product research and development activities.

    Research activity at TSSL involves the continuing design and development of processes for the next generation of undersea fiber optic cable, while Allied and the printed circuit companies are principally involved with process development. Activity at Tyco Electronics focuses on new product development and a continual expansion of technical capabilities. Tyco Healthcare focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies. Research activity in the Fire and Security Services and Flow Control Products segments is related to improvements in hydraulic design which controls the motion of fluids, resulting in new sprinkler devices and flow control products. Research and development activity at the specialty packaging companies involves new product applications.

RAW MATERIALS

    The Company is one of the largest buyers of steel and plastic resin in the United States. Other principal materials include copper, brass, plastic, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the materials used in the Fire and Security Services segment and the Flow Control Products segment, principally certain valves and fittings and security systems, are purchased for installation in fire protection systems or for distribution. Materials are purchased both in and outside of the United States from a large number of independent sources. There have been no shortages in materials which have had a material adverse effect on the Company's businesses.

PATENTS AND TRADEMARKS

    The Company owns a number of patents which principally relate to electrical and electronic products, healthcare and specialty products, fire protection devices, electronic security systems, flow control products, pipe and tubing manufacture, and cable manufacture. The Company also owns a number of trademarks and is a licensee under a number of patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of the Company's segments. The patents and licenses have remaining lives of from one to twenty years. Kendall sells certain products under trade names owned by its suppliers and packages certain products under customer trademarks and labels.

EMPLOYEES

    The Company employed approximately 182,000 persons at September 30, 1999, of which approximately 93,000 are employed in the U.S. and 89,000 outside the United States. The Company has collective bargaining agreements with labor unions covering approximately 29,800 employees at certain of its North American, European and Asia-Pacific businesses. While the Company believes that its relations with the labor unions and with its employees are generally satisfactory, a number of local unions affiliated with the United Association of Plumbers and Pipefitters, representing 64 percent of Grinnell Fire Protection's North American union employees at the time of their strike in 1994, continue to be on strike. The action is still pending. See discussion under "Fire and Security Services" above.

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

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with the foregoing environmental matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in an aggregate amount in the range of $35.6 million to $124.8 million. As of September 30, 1999, the Company has concluded that the most probable amount which will be incurred within this range is $53.7 million, $29.4 million of such amount is included in accrued expenses and other current liabilities and $24.3 million is included in other long-term liabilities in the Consolidated Balance Sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $53.7 million, the Company has concluded that its payment of such estimated amounts will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2.  PROPERTIES

    See Item 1. "Business--Properties" for information relating to the Company's owned and leased property.

ITEM 3.  LEGAL PROCEEDINGS

    For information regarding wire reports of purported stockholder class actions seeking damages against the Company and certain of its officers, see Current Report on Form 8-K filed on December 10, 1999.

    See the discussions under Item 1. "Business--Environmental Matters".

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

    The executive officers of the Company and executive officers of certain subsidiaries are as follows:

    L. Dennis Kozlowski, age 53, Chairman of the Board, President and Chief Executive Officer since July 1997. Chairman of the Board of Former Tyco from January 1993 to July 1997; Chief Executive Officer of Former Tyco since
July 1992, President of Former Tyco since 1989; associated with Former Tyco since 1975.

    Mark A. Belnick, age 53, Executive Vice President and Chief Corporate Counsel since September 1998. Prior to joining Tyco, Mr. Belnick was a Senior Partner at the international law firm of Paul, Weiss, Rifkind, Wharton & Garrison since 1987.

    Jerry R. Boggess, age 55, President of Tyco Fire and Security Services since August 1993. Vice President of Former Tyco since February 1996; associated with Former Tyco since 1968.

    Neil R. Garvey, age 44, President of Tyco Submarine Systems Ltd. since July 1997. President of Simplex Technologies from July 1995 to June 1997; Vice President of Sales and Marketing of Simplex Technologies from June 1992 to July 1995; associated with Former Tyco since 1979.

    Juergen W. Gromer, age 54, President of Tyco Electronics since April 1999; Senior Vice President, Worldwide Sales and Service of AMP from 1998 to
April 1999; President, Global Automotive Division, and Corporate Vice President of AMP from 1997 to 1998; Vice President and General Manager of various divisions of AMP from 1990 to 1997.

    Robert P. Mead, age 48, President of the Flow Control Products segment since May 1993. Vice President of Former Tyco since August 1993; associated with Former Tyco since 1973.

    Richard J. Meelia, age 50, President of Tyco Healthcare Group since 1995; Group President of Kendall Healthcare Products Company from January 1991 to 1995.

    Mark H. Swartz, age 39, Executive Vice President and Chief Financial Officer since July 1997. Vice President and Chief Financial Officer of Former Tyco since February 1995; Director of Mergers and Acquisitions of Former Tyco from 1993 to 1995; associated with Former Tyco since 1991.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

    The number of registered holders of the Company's common shares at November 8, 1999 was 32,947.

    Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE"), the London Stock Exchange and the Bermuda Stock Exchange. The following table sets forth the high and low sales prices per share of Tyco common shares as reported in the NYSE Composite Transaction Tape and the dividends paid on Tyco common shares, for the quarterly periods presented below. The price and dividends for Tyco common shares have been restated to reflect two-for-one stock splits distributed on October 22, 1997 and October 21, 1999, both of which were effected in the form of a stock dividend.

                                             FISCAL 1999                             FISCAL 1998
                                -------------------------------------   -------------------------------------
                                MARKET PRICE RANGE                      MARKET PRICE RANGE
                                -------------------    DIVIDEND PER     -------------------    DIVIDEND PER
QUARTER                           HIGH       LOW      COMMON SHARE(1)     HIGH       LOW      COMMON SHARE(1)
-------                         --------   --------   ---------------   --------   --------   ---------------
First.........................  $39.5938   $20.1563       $0.0125       $22.7500   $17.0000       $ 0.0125
Second........................   39.9688    33.7500        0.0125        28.7188    21.1875         0.0125
Third.........................   47.4063    35.1875        0.0125        31.5313    25.7188         0.0125
Fourth........................   52.9375    47.1250        0.0125        34.5000    25.0000         0.0125
                                                          -------                                 --------
                                                          $  0.05                                 $   0.05
                                                          =======                                 ========

------------------------

(1) Prior to their mergers with Tyco, USSC paid quarterly dividends of $0.04 per share in Fiscal 1998 and AMP paid dividends of $0.27 per share in the first two quarters of Fiscal 1999, $0.26 per share in the first quarter of Fiscal 1998 and $0.27 per share in the last three quarters of Fiscal 1998. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of the Company for the fiscal years ended September 30, 1999 and 1998, the nine-month fiscal period ended September 30, 1997 and the two years in the period ended December 31, 1996. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco, Former Tyco, Keystone, Inbrand (from January 1, 1997), USSC and AMP restated for all periods presented pursuant to the pooling of interests method of accounting. The selected financial data prior to January 1, 1997 do not reflect the results of operations and financial position of Inbrand, which was acquired in 1997 and accounted for under the pooling of interests method of accounting, due to immateriality. See Notes 1 and 2 to the Consolidated Financial Statements.

                                                   YEAR ENDED          NINE MONTHS          YEAR ENDED
                                                  SEPTEMBER 30,           ENDED            DECEMBER 31,
                                              ---------------------   SEPTEMBER 30,   -----------------------
                                               1999(1)     1998(2)     1997(3)(4)     1996(5)(6)   1995(5)(7)
                                              ---------   ---------   -------------   ----------   ----------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of Operations Data:
  Net sales.................................  $22,496.5   $19,061.7     $12,742.5     $14,671.0    $13,152.1
  Operating income..........................    2,136.8     1,948.1         125.8         587.4      1,447.5
  Income (loss) from continuing
    operations..............................    1,031.0     1,168.6        (348.5)         49.4        755.5
  Income (loss) from continuing operations
    per common share:
    Basic...................................       0.63        0.74         (0.24)         0.02         0.55
    Diluted.................................       0.62        0.72         (0.24)         0.02         0.54
  Cash dividends per common share (8).......                          See (9) below.
Consolidated Balance Sheet Data:
  Total assets..............................  $32,361.6   $23,440.7     $16,960.8     $14,686.2    $13,143.8
  Long-term debt............................    9,109.4     5,424.7       2,785.9       2,202.4      2,229.7
  Shareholders' equity......................   12,332.6     9,901.8       7,478.7       7,022.6      6,792.1

------------------------

(1) Operating income in the fiscal year ended September 30, 1999 includes charges of $1,261.7 million for merger, restructuring and other non-recurring charges, of which $78.9 million is included in cost of sales, and charges of $335.0 million for the impairment of long-lived assets related to the mergers with USSC and AMP and AMP's profit improvement plan. See Notes 12 and 16 to the Consolidated Financial Statements.

(2) Operating income in the fiscal year ended September 30, 1998 includes charges of $80.5 million primarily related to costs to exit certain businesses in USSC's operations and restructuring charges of $12.0 million related to the operations of USSC. In addition, AMP recorded restructuring charges of $185.8 million in connection with its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to its 1996 restructuring activities. See Note 16 to the Consolidated Financial Statements.

(3) In September 1997, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the nine-month transition period ended September 30, 1997 is presented.

(4) Operating income in the nine months ended September 30, 1997 includes charges related to merger, restructuring and other non-recurring costs of $917.8 million and impairment of long-lived assets of $148.4 million primarily related to the mergers and integration of ADT, Former Tyco, Keystone, and Inbrand, and charges of $24.3 million for litigation and other related costs and $5.8 million for restructuring charges in USSC's operations. See Notes 12 and 16 to the Consolidated Financial Statements. The results for the nine months ended September 30, 1997 also include a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of the submarine systems business of AT&T Corp.

(5) Prior to their respective mergers, ADT, Keystone, USSC and AMP had December 31 fiscal year ends and Former Tyco had a June 30 fiscal year end. The selected consolidated financial data have been combined using a December 31 fiscal year end for ADT, Keystone, Former Tyco, USSC and AMP for the year ended December 31, 1996. For 1995, the results of operations and financial position reflect the combination of ADT, Keystone, USSC and AMP with a December 31 fiscal year end and Former Tyco with a June 30 fiscal year end. Net sales and net income for Former Tyco for the period July 1,

    1995 through December 31, 1995, which results are not included in the historical combined results, were $2,460.1 million and $136.4 million, respectively.

(6) Operating income in 1996 includes non-recurring charges of $744.7 million related to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," $237.3 million related principally to the restructuring of ADT's electronic security services business in the United States and United Kingdom, $98.0 million to exit various product lines and manufacturing operations associated with AMP's operations and $8.8 million of fees and expenses related to ADT's acquisition of Automated Security (Holdings) plc, a United Kingdom company.

(7) Operating income in 1995 includes a loss of $65.8 million on the disposal of the European auto auction business and a gain of $31.4 million from the disposal of the European electronic article surveillance business. Operating income also includes non-recurring charges of $97.1 million for restructuring charges at ADT and Keystone, and for the fees and expenses related to the 1994 merger of Kendall International, Inc. and Former Tyco, as well as a charge of $8.2 million relating to the divestiture of certain assets by Keystone.

(8) Per share amounts have been retroactively restated to give effect to the mergers with Former Tyco, Keystone, Inbrand, USSC and AMP; a 0.48133 reverse stock split (1.92532 after giving effect to the subsequent stock splits) effected on July 2, 1997; and two-for-one stock splits distributed on October 22, 1997 and October 21, 1999, both of which were effected in the form of a stock dividend.

(9) Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 2, 1997, the date of the Former Tyco/ADT merger. Prior to the merger with ADT, Former Tyco had paid a quarterly cash dividend of $0.0125 per share of common stock since January 1992. ADT had not paid any dividends on its common shares since 1992. USSC paid quarterly dividends of $0.04 per share in the year ended September 30, 1998 and the nine months ended September 30, 1997 and aggregate dividends of $0.08 per share in 1996 and 1995. AMP paid dividends of $0.27 per share in the first two quarters of the year ended September 30, 1999, $0.26 per share in the first quarter and $0.27 per share in the last three quarters of the year ended September 30, 1998, $0.26 per share in each of the three quarters of the nine months ended September 30, 1997, aggregate dividends of $1.00 per share in 1996 and $0.92 per share in 1995. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 78 to 93 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 78 to 93 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements and schedule are filed as part of this Annual Report:

    Financial Statements:

        Reports of Independent Accountants

        Consolidated Balance Sheets--September 30, 1999 and September 30, 1998

       Consolidated Statements of Operations for the fiscal years ended September 30, 1999 and 1998 and the nine-month fiscal period ended September 30, 1997

       Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 1999 and 1998 and the nine-month fiscal period ended September 30, 1997

       Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1999 and 1998 and the nine-month fiscal period ended September 30, 1997

        Notes to Consolidated Financial Statements

    Financial Statement Schedule:

        Schedule II--Valuation and Qualifying Accounts

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Directors of the Registrant is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 11.  MANAGEMENT REMUNERATION

    Information concerning management remuneration is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) and (2) Financial Statements and Schedules--see Item 8.

    (b) Exhibits


 2.1 Agreement and Plan of Merger, dated as of November 22, 1998, by and among Tyco International (PA) Inc., AMP Merger Corp.
        and AMP Incorporated, including guarantee of Tyco
        International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed December 11, 1998.)

 2.2 Agreement and Plan of Merger, dated February 4, 1997, by and among United States Surgical Corporation, USSC Del Medical,
        Inc. and Progressive Angioplasty Systems, Inc. (15)

 2.3    First Amendment, dated August 6, 1997, by and between United
        States Surgical Corporation, USSC Del Medical, Inc. and
        Progressive Angioplasty Systems, Inc. (15)

 2.4 Agreement and Plan of Merger, dated as of May 25, 1998, by and among Tyco International Ltd., T11 Acquisition Corp. and
        United States Surgical Corporation. (10)

 2.5 Agreement and Plan of Merger, dated as of May 19, 1999, by and among Tyco International Ltd., Tyco International (PA)
        Inc. and Raychem Corporation. (Incorporated by reference to the Registrant's Form S-4 filed June 11, 1999.)

 2.6 Agreement and Plan of Merger, dated as of August 23, 1999, by and among General Acquisition Corp., General Sub
        Acquisition Corp. and General Surgical Innovations, Inc.
        (Incorporated by reference to the Registrant's Form S-4 filed on September 24, 1999.)

 2.7 Agreement and Plan of Merger, dated as of August 31, 1999, by and among AFC Cable Systems, Inc., Tyco International
        (NV) Inc. and Tyco Acquisition Corp. XXII, including guarantee of Tyco International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed September 29,
        1999.)

 3.1 Memorandum of Association (as altered) (Incorporating all amendments to May 26, 1992). (1)

 3.2 Certificate of Incorporation on change of name dated July 2, 1997. (6)

 3.3    Bye-Laws (incorporating all amendments to April 1, 1999).
        (11)

 4.1 Indenture relating to the senior notes dated August 4, 1993 among ADT Operations, Inc., as issuer, and ADT Limited and certain subsidiaries of ADT Operations, Inc., as guarantors, and The Chase Manhattan Bank (National Association), as trustee, and the form of senior note included therein. (2)

 4.2 First Supplemental Indenture to the Indenture, dated as of August 4, 1993, among ADT Operations, Inc., the Guarantors
        Named Therein and The Chase Manhattan Bank, as Trustee, dated as of July 1, 1997, in respect of the $250,000,000
        8 1/4% Senior Notes due 2000. (7)

 4.3    Amended and Restated Indenture dated as of July 2, 1997, in respect of the $250,000,000 8 1/4% Senior Notes due 2000.
        (7)

 4.4    Indenture dated as of July 1, 1995 among ADT Operations,
        Inc., ADT Limited and Bank of Montreal Trust Company, as trustee and the form of note included therein. (3)

 4.5    Rights Agreement between ADT Limited and Citibank, N.A.
        dated as of November 6, 1996. (5)

 4.6 First Amendment between ADT Limited and Citibank, N.A. dated as of March 3, 1997 to Rights Agreement between ADT Limited and Citibank, N.A. dated as of November 6, 1996.
        (Incorporated by reference to Form 8-A/A dated March 3,
        1997.)

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

 4.11   Form of Indenture, dated as of June 9, 1998, among Tyco
        International Group S.A. (TIG), Tyco and The Bank of New
        York, as trustee. (12)

 4.12   Form of Supplemental Indenture No.1, dated as of June 9,
        1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6 1/8% Notes due 2001 of the Company
        (including the form of Notes). (12)

 4.13   Form of Supplemental Indenture No.2, dated as of June 9,
        1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6 3/8% Notes due 2005 of the Company
        (including the form of Notes). (12)

 4.14   Form of Supplemental Indenture No.3, dated as of June 9,
        1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 7% Notes due 2028 of the Company (including the form of Notes). (12)

 4.15   Form of Supplemental Indenture No.4, dated as of June 9,
        1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6 1/4% Dealer remarketable securities-SM-(Drs.-SM-) due 2013 of the Company (including the form of Drs). (12)

 4.16   Form of Supplemental Indenture No.5, dated as of November 2,
        1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 5.875% Notes due 2004 of TIG (incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998).

 4.17   Form of Supplemental Indenture No.6, dated as of November 2,
        1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6.125% Notes due 2004 of TIG. (incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998).

 4.18   Form of Supplemental Indenture No. 9, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the Floating Rate Notes due 2000 of TIG. (Filed herewith.)

 4.19   Form of Supplemental Indenture No. 10, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the Floating Rate Notes due 2001 of TIG. (Filed herewith.)

 4.20   Form of Supplemental Indenture No. 11, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the 6.875% Notes due 2002. (Filed herewith.)

 4.21   Form of Supplemental Indenture No. 12, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the 0.57% Notes due 2000. (Filed herewith.)

 4.22   Form of Indenture among United States Surgical Corporation
        ("USSC") and The Bank of New York, as trustee relating to the 7.25% Senior Debt Securities due 2008 of USSC
        (incorporated by reference to Exhibit 4(a) to USSC's Form
        S-3 (File No. 333-46239) filed March 6, 1998).

 4.23 Officer's Certificate, dated March 17, 1998, defining the terms of the debenture among USSC and The Bank of New York, as Trustee relating to the 7.25% Senior Debt Securities due
        2008 of USSC. (incorporated by reference to the Registrant's
        Annual Report on Form 10-K for fiscal year ended
        September 30, 1998).

 4.24   Indenture, dated as of September 15, 1995, between Graphic
        Controls Corporation and United States Trust Company of New
        York, as Trustee (incorporated by reference to Exhibit 4.2 to the Graphic Controls Corporation's Registration Statement on Form S-4 (File No. 33-99094)).

 4.25   Form of 12% Senior Subordinated Notes due 2005 of Graphic
        Controls Corporation (incorporated by reference to Exhibit
        4.2 to the Graphic Controls Corporation's Registration
        Statement on Form S-4 (File No. 33-99094)).

 4.26   364-Day Credit Agreement, Five-Year Credit Agreement and
        Bridge Credit Agreement, each dated as of June 27, 1997
        (Incorporated by reference to Tyco International (US) Inc.'s
        Form 10-K for the fiscal year ended June 30, 1997.)

 4.27   Parent Guarantee Agreement dated as of July 2, 1997
        (Incorporated by reference into Tyco International (US)
        Inc.'s Form 10-K for the fiscal year ended June 30, 1997.)

 4.28   $1.75 billion 364-day Credit Agreement dated February 13,
        1998 held by TIG. (8)

 4.29   $500 million Extendible Credit Agreement dated February 13,
        1998 held by TIG. (8)

 4.30   Parent Guarantee Agreement dated as of February 13, 1998.
        (8)

 4.31   Indenture (previously filed as Exhibit 4.1 to the
        Registrants' Form S-3 (File Nos. 333-50855 and
        333-50855-01)). (12)

 4.32 Purchase Agreement, dated October 28, 1998, among TIG, Tyco as guarantor, the Lehman Brothers Inc., J.P. Morgan
        Securities Inc., Credit Suisse First Boston Corporation and
        Donaldson, Lufkin & Jenrette Securities Corporation. (13)

 4.33 Registration Rights Agreement, dated as of November 2, 1998, among TIG, Tyco as guarantor, the Lehman Brothers Inc., J.P.
        Morgan Securities Inc., Credit Suisse First Boston
        Corporation and Donaldson, Lufkin & Jenrette Securities
        Corporation. (13)

 4.34   364-Day Credit Agreement dated as of February 12, 1999 among
        TIG, the Banks named therein and Morgan Guaranty Trust
        Company of New York, as Agent. (14)

 4.35   Parent Guarantee Agreement (as amended) dated as of February
        12, 1999 between Tyco International Ltd. and Morgan Guaranty
        Trust Company of New York, as Agent. (14)

 4.36   Third Amendment between Tyco International Ltd. and
        Citibank, N.A., dated as of September 10, 1999 to Rights
        Agreement between Tyco International Ltd, and Citibank, N.A.
        dated as of November 6, 1996 (Incorporated by reference to an Exhibit to the Registrant's Form 8-A/A dated September
        10, 1999)

10.1    Agreement and Plan of Merger, dated as of March 17, 1997, by and among ADT Limited, Limited Apache, Inc. and Former Tyco.
        (4)

10.2 Agreement and Plan of Merger, dated as of May 20, 1997, by and among Former Tyco, T6 Acquisition Corp. and Keystone
        International, Inc. (Incorporated by reference as an Exhibit to Former Tyco's Registration Statement No. 333-31631 on
        Form S-4 filed on July 18, 1997.)

10.3    Purchase Agreement dated December 20, 1997 by and among
        American Cyanamid Company, American Home Products
        Corporation, AHP Subsidiary Holding Corporation and Tyco
        International (US) Inc. (9)

10.4    Parent Guarantee of obligations dated December 20, 1997. (9)

10.5    First Amendment to Purchase Agreement dated February 27,
        1998 by and among American Cyanamid Company, American Home
        Products Corporation, AHP Subsidiary Holding Corporation and
        Tyco International (US) Inc. (9)

10.6 Rules of the ADT UK Executive Share Option Scheme (1984), amended to reflect the reverse split of Common Shares effective June 17, 1991. (1)*

10.7 Rules of the ADT International Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June 17, 1991. (1)*

10.8    Rules of the ADT UK and International Executive Share Option
        Schemes (1984) New Section, amended to reflect the reverse split of Common Shares effective June 17, 1991. (1)*

10.9 Rules of the ADT Senior Executive Share Option Plan, amended to reflect the reverse split of Common Shares effective June
        17, 1991. (1)*

10.10 US (1990) Stock Option Plan of ADT Limited, amended to reflect the reverse split of Common Shares effective June
        17, 1991. (1)*

10.11   Agreement between ADT Automotive Holdings, Inc. and Michael
        J. Richardson dated as of January 29, 1997. (5)*

10.12   Incentive Compensation Agreement between ADT, Inc. and
        Michael J. Richardson dated as of February 10, 1997. (5)*

10.13   Severance Agreement between ADT Security Services, Inc. and
        Raymond Gross dated as of February 26, 1997. (5)*

10.14 Consulting Agreement between ADT, Inc. and John E. Danneberg dated as of August 28, 1996. (5)*

10.15   Form of Indemnification Agreement. (5)*

10.16   The Tyco International Ltd. Long Term Incentive Plan
        (formerly known as the ADT 1993 Long-Term Incentive Plan)
        (as amended May 12, 1999). (Incorporated by reference to the Registrant's Form S-8 filed on June 10, 1999.)*

10.17   1978 Restricted Stock Ownership Plan for Key Employees.
        (Incorporated by reference to Former Tyco Shareholders'
        Proxy Statement for Annual Meeting of Shareholders on
        November 21, 1978.)*

10.18 1981 Key Employee Loan Program. (Incorporated by reference to Former Tyco's Form 10-K for the year ended May 31,
        1982.)*

10.19 1983 Key Employee Loan Program. (Incorporated by reference to Former Tyco's Form 10-K for the year ended May 31,
        1983.)*

10.20   1983 Restricted Stock Ownership Plan for Key Employees.
        (Incorporated by reference to Former Tyco Shareholders'
        Proxy Statement for Annual Meeting of Shareholders on
        October 18, 1983.)*

10.21   1983 Key Employee Loan Program, as amended December 9, 1993
        (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1994.)*

10.22 Tyco Incentive Compensation Plan. (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30,
        1994.)*

10.23   1994 Restricted Stock Ownership Plan for Key Employees.
        (Incorporated by reference to Former Tyco Shareholders'
        Proxy Statement for Annual Meeting of Shareholders on
        October 19, 1994.)

10.24   Tyco International Ltd. Supplemental Executive Retirement
        Plan (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1995).*

10.25   The Tyco International Ltd. Long Term Incentive Plan II.
        (Incorporated by reference to the Registrant's Form S-8 filed March 25, 1999.)*

21.1    Subsidiaries of the registrant. (Filed herewith.)

23.1    Consent of PricewaterhouseCoopers (Filed herewith.)

23.2    Consent of Deloitte & Touche LLP (Filed herewith.)

23.3    Consent of Arthur Andersen LLP (Filed herewith.)

27      Financial Data Schedule. (Filed herewith.)

------------------------

*   Management contract or compensatory plan.

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

 (4) Incorporated by reference to an Exhibit to the Former Tyco's Current Report dated March 17, 1997 on Form 8-K filed March 25, 1997.

 (5) Incorporated by reference to an Exhibit to the Registrant's Form 8-A dated November 12, 1996.

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

 (9) Incorporated by reference to an Exhibit to the Registrant's Current Report dated February 27, 1998 on Form 8-K filed March 11, 1998.

(10) Incorporated by reference to an Exhibit to the Registrant's Current Report dated May 25, 1998 on Form 8-K filed June 24, 1998.

(11) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-3 filed April 23, 1998 and Current Report dated September 10, 1999 on Form 8-K filed September 14, 1999.

(12) Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on Form S-3 (File Nos. 333-50855 and 333-50855-01) filed June 9, 1998.

(13) Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on Form S-4 filed January 29, 1999.

(14) Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(15) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-3 filed on March 2, 1999.

    (c) Reports on Form 8-K.

    Current Report on Form 8-K filed on July 21, 1999 containing the press release of Tyco dated July 20, 1999 announcing third quarter earnings, the sale of certain of its Flow Control Products businesses and a two-for-one stock split.

    Current Report on Form 8-K filed on August 27, 1999 containing press releases of Tyco dated August 12, 1999 and August 18, 1999 announcing the consummation of the acquisition of Raychem Corporation and the results of the proration of the merger consideration for Raychem shareholders, respectively.

    Current Report on Form 8-K filed on September 14, 1999 containing an approved increase in the number of authorized Tyco common shares and an amendment to the Rights Agreement between Tyco International Ltd. and Citibank, N.A., dated as of November 6, 1996.

    Current Report on Form 8-K filed on October 22, 1999 announcing fourth quarter earnings and the distribution of a two-for-one stock split.

    Current Report on Form 8-K filed on November 9, 1999 containing Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 23, 1999 by and among General Acquisition, Tyco Acquisition Corp. XXIII (successor by assignment to General Sub Acquisition Corp.), a Delaware corporation and a wholly-owned subsidiary of General Acquisition, and General Surgical Innovations, Inc.

    Current Report on Form 8-K filed on November 22, 1999 containing Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 1999 by and among Tyco (NV), Tyco Acquisition Corp. XXII, a Delaware corporation and a wholly-owned subsidiary of Tyco (NV), and AFC Cable Systems, Inc., a Delaware corporation.

    Current Report on Form 8-K filed on December 9, 1999 containing Company press release announcing the SEC's nonpublic informal inquiry relating to charges and reserves taken in connection with the Company's acquisitions.

    Current Report on Form 8-K filed on December 10, 1999 disclosing wire reports of purported stockholder class actions seeking damages against the Company and certain of its officers.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TYCO INTERNATIONAL LTD.

                                                       By:              /s/ MARK H. SWARTZ
                                                            -----------------------------------------
                                                                          Mark H. Swartz
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

    Date: December 13, 1999

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

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
               /s/ L. DENNIS KOZLOWSKI
     -------------------------------------------
                 L. Dennis Kozlowski                   Chairman of the Board,
                                                         Chief Executive Officer,
                                                         President and Director
                                                         (Principal Executive
                                                         Officer)

               /s/ MICHAEL A. ASHCROFT
     -------------------------------------------       Director
                 Michael A. Ashcroft

                /s/ JOSHUA M. BERMAN
     -------------------------------------------       Director, Vice President
                  Joshua M. Berman

                /s/ RICHARD S. BODMAN
     -------------------------------------------       Director                     December 13, 1999
                  Richard S. Bodman

                  /s/ JOHN F. FORT
     -------------------------------------------       Director
                    John F. Fort

                 /s/ STEPHEN W. FOSS
     -------------------------------------------       Director
                   Stephen W. Foss

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                /s/ PHILIP M. HAMPTON
     -------------------------------------------       Director
                  Philip M. Hampton

              /s/ JAMES S. PASMAN, JR.
     -------------------------------------------       Director
                James S. Pasman, Jr.

                /s/ W. PETER SLUSSER
     -------------------------------------------       Director
                  W. Peter Slusser

                 /s/ MARK H. SWARTZ                    Executive Vice President
     -------------------------------------------         and Chief Financial
                   Mark H. Swartz                        Officer

               /s/ FRANK E. WALSH, JR.
     -------------------------------------------       Director
                 Frank E. Walsh, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.

    In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of AMP Incorporated, a wholly owned subsidiary, at September 30, 1998, and for the year ended September 30, 1998 and the nine months ended September 30, 1997, which statements reflect total assets constituting 20.1% of consolidated total assets as of September 30, 1998, and net sales constituting 29.0% and 33.6% of consolidated net sales for the year ended September 30, 1998 and the nine months ended September 30 1997, respectively. We did not audit the financial statements of United States Surgical Corporation, a wholly owned subsidiary, for the nine months ended September 30, 1997, which statements reflect net sales constituting 6.8% of consolidated net sales for the nine months ended September 30, 1997. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AMP Incorporated and United States Surgical Corporation, as of and for the periods described above, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

                                      PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
October 21, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors,
United States Surgical Corporation:

    We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of United States Surgical Corporation and subsidiaries for the nine month period ended September 30, 1997 and the related financial statement schedule for the nine month period ended September 30, 1997 which are not included herein. These financial statements are the responsibility of United States Surgical Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of United States Surgical Corporation and subsidiaries for the nine month period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                      DELOITTE & TOUCHE LLP

Stamford, Connecticut
September 30, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of AMP Incorporated:

    We have audited the consolidated balance sheet of AMP Incorporated (a Pennsylvania corporation) and subsidiaries as of September 30, 1998, the related consolidated statements of income, shareholders' equity and cash flows for the year ended September 30, 1998, and the nine months ended September 30, 1997, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMP Incorporated and subsidiaries as of September 30, 1998, and the consolidated results of their operations and their cash flows for the year ended
September 30, 1998, and the nine months ended September 30, 1997, in conformity with generally accepted accounting principles.

    As explained in Note 1 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for costing its inventories.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, which is not included herein, is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 12, 1999
(except with respect to the matter disclosed in Note 18--Merger with Tyco International Ltd., as to which the date is April 2, 1999)

                            TYCO INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,
                                                              ---------------------------------
                                                                  1999                 1998
                                                              ------------         ------------
                                                              (IN MILLIONS, EXCEPT SHARE DATA)
CURRENT ASSETS:
Cash and cash equivalents...................................   $ 1,762.0            $ 1,072.9
Receivables, less allowance for doubtful accounts of $329.8
  in 1999 and $317.6 in 1998................................     4,582.3              3,478.4
Contracts in process........................................       536.6                565.3
Inventories.................................................     2,849.1              2,610.0
Deferred income taxes.......................................       711.6                797.6
Prepaid expenses and other current assets...................       721.2                430.7
                                                               ---------            ---------
Total current assets........................................    11,162.8              8,954.9
PROPERTY, PLANT AND EQUIPMENT, NET..........................     7,322.4              6,104.3
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    12,158.9              7,105.5
LONG-TERM INVESTMENTS.......................................       269.7                228.4
DEFERRED INCOME TAXES.......................................       668.8                320.9
OTHER ASSETS................................................       779.0                726.7
                                                               ---------            ---------
    TOTAL ASSETS............................................   $32,361.6            $23,440.7
                                                               =========            =========
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt......   $ 1,012.8            $   815.0
Accounts payable............................................     2,530.8              1,733.4
Accrued expenses and other current liabilities..............     3,599.7              3,069.3
Contracts in process--billings in excess of costs...........       977.9                332.9
Deferred revenue............................................       258.8                266.5
Income taxes................................................       798.0                773.9
Deferred income taxes.......................................         1.0                 15.2
                                                               ---------            ---------
Total current liabilities...................................     9,179.0              7,006.2
LONG-TERM DEBT..............................................     9,109.4              5,424.7
OTHER LONG-TERM LIABILITIES.................................     1,236.4                976.8
DEFERRED INCOME TAXES.......................................       504.2                131.2
                                                               ---------            ---------
    TOTAL LIABILITIES.......................................    20,029.0             13,538.9
                                                               ---------            ---------
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --                   --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,690,175,338 shares outstanding in 1999 and
  1,620,463,428 shares outstanding in 1998, net of
  11,432,678 shares owned by subsidiaries in 1999 and
  6,742,006 shares owned by subsidiaries in 1998............       338.0                324.1
Capital in excess:
  Share premium.............................................     4,881.5              4,035.0
  Contributed surplus, net of deferred compensation of $30.7
    in 1999 and $67.3 in 1998...............................     3,607.6              2,584.0
Accumulated earnings........................................     3,955.6              3,162.6
Accumulated other comprehensive loss........................      (450.1)              (203.9)
                                                               ---------            ---------
    TOTAL SHAREHOLDERS' EQUITY..............................    12,332.6              9,901.8
                                                               ---------            ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $32,361.6            $23,440.7
                                                               =========            =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          NINE MONTHS
                                                          YEAR ENDED      YEAR ENDED         ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES..............................................    $22,496.5       $19,061.7       $12,742.5
Cost of sales..........................................     14,405.6        12,694.8         8,523.6
Selling, general and administrative expenses...........      4,436.3         4,161.9         2,635.8
Merger, restructuring and other non-recurring
  charges..............................................      1,182.8           256.9           947.9
Charge for the impairment of long-lived assets.........        335.0              --           148.4
Write-off of purchased in-process research and
  development..........................................           --              --           361.0
                                                           ---------       ---------       ---------
OPERATING INCOME.......................................      2,136.8         1,948.1           125.8
Interest income........................................         61.5            62.6            43.8
Interest expense.......................................       (547.1)         (307.9)         (170.0)
                                                           ---------       ---------       ---------
Income (loss) before income taxes, extraordinary items
  and cumulative effect of accounting changes..........      1,651.2         1,702.8            (0.4)
Income taxes...........................................       (620.2)         (534.2)         (348.1)
                                                           ---------       ---------       ---------
Income (loss) before extraordinary items and cumulative
  effect of accounting changes.........................      1,031.0         1,168.6          (348.5)
Extraordinary items, net of taxes......................        (45.7)           (2.4)          (58.3)
Cumulative effect of accounting changes, net of
  taxes................................................           --              --            15.5
                                                           ---------       ---------       ---------
NET INCOME (LOSS)......................................        985.3         1,166.2          (391.3)
Dividends on preference shares.........................           --              --            (4.7)
                                                           ---------       ---------       ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.....    $   985.3       $ 1,166.2       $  (396.0)
                                                           =========       =========       =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items and
    cumulative effect of accounting changes............    $    0.63       $    0.74       $   (0.24)
  Extraordinary items, net of taxes....................        (0.03)             --           (0.04)
  Cumulative effect of accounting changes, net of
    taxes..............................................           --              --            0.01
  Net income (loss) per common share...................         0.60            0.74           (0.27)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items and
    cumulative effect of accounting changes............    $    0.62       $    0.72       $   (0.24)
  Extraordinary items, net of taxes....................        (0.03)             --           (0.04)
  Cumulative effect of accounting changes, net of
    taxes..............................................           --              --            0.01
  Net income (loss) per common share...................         0.59            0.72           (0.27)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic................................................      1,641.3         1,583.4         1,476.7
  Diluted..............................................      1,674.8         1,624.7         1,476.7

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     PREFERRED                  COMMON                                               ACCUMULATED
     FOR THE NINE MONTHS ENDED         STOCK     CONTRIBUTED    SHARES                 CONTRIBUTED                      OTHER
 SEPTEMBER 30, 1997 AND THE YEARS      $5.00      SURPLUS--      $0.20       SHARE      SURPLUS--    ACCUMULATED    COMPREHENSIVE
 ENDED SEPTEMBER 30, 1998 AND 1999   PAR VALUE    PREFERRED    PAR VALUE    PREMIUM      COMMON        EARNINGS     INCOME (LOSS)
-----------------------------------  ---------   -----------   ---------   ---------   -----------   ------------   --------------
                                                                             (IN MILLIONS)
BALANCE AT JANUARY 1, 1997, AS
  PREVIOUSLY RESTATED..............    $  .7       $ 190.8      $281.7     $1,262.6     $2,339.9       $2,919.4        $  72.8
Comprehensive loss:
  Net loss.........................                                                                      (391.3)
  Currency translation
    adjustment.....................                                                                                     (203.4)
  Unrealized gain on marketable
    securities.....................                                                                                        1.9
  Minimum pension liability
    adjustment.....................                                                                                       (8.2)
    Total comprehensive loss.......
Effect of ASH's excluded
  activity.........................                                                                         (.8)
Liquidation of ASH's ESOP..........                                                                         2.5
Sale of common shares..............                                9.4        639.2          5.9
Exchange of Liquid Yield Option
  Notes............................                                2.0                      81.0
Dividends..........................                                                                      (227.7)
Restricted stock grants,
  cancellations and tax benefits...                                                        (18.0)
Warrants and options exercised, net
  of shares surrendered for
  exercises........................                                7.0        366.8        (13.4)
Purchase of treasury shares........                                                         (2.6)
Amortization of deferred
  compensation.....................                                                         51.1
Issuance of common shares for
  acquisitions.....................                                1.0                      91.8
Issuance of common shares for
  litigation settlement............                                                          7.0
Conversion of Series A Convertible
  Preferred Stock..................      (.7)       (190.8)        2.6        181.6          7.3
Other treasury stock
  transactions.....................                                                          (.1)
Tax benefit on stock
  transactions.....................                                                          9.9
Other adjustments..................                                                          (.4)            .2
                                       -----       -------      ------     --------     --------       --------        -------
BALANCE AT SEPTEMBER 30, 1997......       --            --       303.7      2,450.2      2,559.4        2,302.3         (136.9)
Comprehensive income:
  Net income.......................                                                                     1,166.2
  Currency translation
    adjustment.....................                                                                                      (36.7)
  Unrealized loss on marketable
    securities.....................                                                                                      (15.6)
  Minimum pension liability
    adjustment.....................                                                                                      (14.7)
    Total comprehensive income.....
Sale of common shares..............                               10.2      1,239.9         (5.1)
Exchange of Liquid Yield Option
  Notes............................                                3.6                     151.7
Dividends..........................                                                                      (305.9)
Restricted stock grants, net of
  surrenders.......................                                 .2                        .1
Warrants and options exercised.....                                8.0        344.9         35.5
Purchase of treasury shares........                               (1.8)                   (282.1)
Stock compensation expense,
  including amortization of
  deferred compensation............                                                         43.4
Issuance of common shares for
  acquisition......................                                 .2                      19.0
Issuance of common shares for
  litigation settlement............                                                          7.8
Tax benefit on stock
  transactions.....................                                                         55.1
Other adjustments..................                                                          (.8)
                                       -----       -------      ------     --------     --------       --------        -------
BALANCE AT SEPTEMBER 30, 1998......       --            --       324.1      4,035.0      2,584.0        3,162.6         (203.9)
Comprehensive income:
  Net income.......................                                                                       985.3
  Currency translation
    adjustment.....................                                                                                     (258.3)
  Unrealized gain on marketable
    securities.....................                                                                                       12.6
  Minimum pension liability
    adjustment.....................                                                                                        (.5)
    Total comprehensive income.....
Exchange of Liquid Yield Option
  Notes............................                                1.6                      70.7
Dividends..........................                                                                      (192.3)
Restricted stock grants, net of
  surrenders.......................                                 .2                      13.2
Warrants and options exercised.....                                8.2        846.5         17.7
Purchase of treasury shares........                               (2.5)                   (635.3)
Amortization of deferred
  compensation.....................                                                         92.1
Issuance of common shares for
  acquisitions.....................                                6.4                   1,448.4
Tax benefit on stock
  transactions.....................                                                         15.2
Other adjustments..................                                                          1.6
                                       -----       -------      ------     --------     --------       --------        -------
BALANCE AT SEPTEMBER 30, 1999......    $  --       $    --      $338.0     $4,881.5     $3,607.6       $3,955.6        $(450.1)
                                       =====       =======      ======     ========     ========       ========        =======


     FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 1997 AND THE YEARS    COMPREHENSIVE
 ENDED SEPTEMBER 30, 1998 AND 1999   (LOSS) INCOME
-----------------------------------  --------------
                                     (IN MILLIONS)
BALANCE AT JANUARY 1, 1997, AS
  PREVIOUSLY RESTATED..............
Comprehensive loss:
  Net loss.........................     $ (391.3)
  Currency translation
    adjustment.....................       (203.4)
  Unrealized gain on marketable
    securities.....................          1.9
  Minimum pension liability
    adjustment.....................         (8.2)
                                        --------
    Total comprehensive loss.......     $ (601.0)
                                        ========
Effect of ASH's excluded
  activity.........................
Liquidation of ASH's ESOP..........
Sale of common shares..............
Exchange of Liquid Yield Option
  Notes............................
Dividends..........................
Restricted stock grants,
  cancellations and tax benefits...
Warrants and options exercised, net
  of shares surrendered for
  exercises........................
Purchase of treasury shares........
Amortization of deferred
  compensation.....................
Issuance of common shares for
  acquisitions.....................
Issuance of common shares for
  litigation settlement............
Conversion of Series A Convertible
  Preferred Stock..................
Other treasury stock
  transactions.....................
Tax benefit on stock
  transactions.....................
Other adjustments..................
BALANCE AT SEPTEMBER 30, 1997......
Comprehensive income:
  Net income.......................     $1,166.2
  Currency translation
    adjustment.....................        (36.7)
  Unrealized loss on marketable
    securities.....................        (15.6)
  Minimum pension liability
    adjustment.....................        (14.7)
                                        --------
    Total comprehensive income.....     $1,099.2
                                        ========
Sale of common shares..............
Exchange of Liquid Yield Option
  Notes............................
Dividends..........................
Restricted stock grants, net of
  surrenders.......................
Warrants and options exercised.....
Purchase of treasury shares........
Stock compensation expense,
  including amortization of
  deferred compensation............
Issuance of common shares for
  acquisition......................
Issuance of common shares for
  litigation settlement............
Tax benefit on stock
  transactions.....................
Other adjustments..................
BALANCE AT SEPTEMBER 30, 1998......
Comprehensive income:
  Net income.......................     $  985.3
  Currency translation
    adjustment.....................       (258.3)
  Unrealized gain on marketable
    securities.....................         12.6
  Minimum pension liability
    adjustment.....................          (.5)
                                        --------
    Total comprehensive income.....     $  739.1
                                        ========
Exchange of Liquid Yield Option
  Notes............................
Dividends..........................
Restricted stock grants, net of
  surrenders.......................
Warrants and options exercised.....
Purchase of treasury shares........
Amortization of deferred
  compensation.....................
Issuance of common shares for
  acquisitions.....................
Tax benefit on stock
  transactions.....................
Other adjustments..................
BALANCE AT SEPTEMBER 30, 1999......

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS
                                                               YEAR ENDED      YEAR ENDED         ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998            1997
                                                              -------------   -------------   -------------
                                                                              (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $   985.3       $ 1,166.2       $  (391.3)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Merger, restructuring and other non-recurring charges.....        517.1           253.7           207.4
  Charge for the impairment of long-lived assets............        335.0              --           148.4
  Write-off of purchased in-process research and
    development.............................................           --              --           361.0
  Extraordinary items.......................................         45.4             2.4            58.3
  Effect of accounting changes..............................           --              --           (22.9)
  Depreciation..............................................        979.6           895.1           650.5
  Goodwill and other intangibles amortization...............        331.6           242.6           123.7
  Debt and refinancing cost amortization....................         10.4            11.3            15.9
  Interest on ITS vendor note...............................        (12.1)          (11.5)           (7.7)
  Deferred income taxes.....................................        334.3            (8.2)         (259.2)
  Provisions for losses on accounts receivable and
    inventory...............................................        211.5           192.9            76.5
  Other non-cash items......................................         (6.7)            2.5            24.8
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Receivables.............................................       (796.0)          (88.9)         (297.1)
    Proceeds from accounts receivable sale..................         50.0              --            75.0
    Contracts in process....................................        642.2           (91.4)         (159.7)
    Inventories.............................................       (124.4)         (226.2)         (115.6)
    Prepaid expenses and other current assets...............       (154.1)          (57.7)           56.8
    Accounts payable, accrued expenses and other current
      liabilities...........................................        361.1           (96.4)          642.5
    Income taxes payable....................................        (10.2)           66.3           232.5
    Deferred revenue........................................        (54.1)           (6.5)            6.2
    Other, net..............................................        (96.1)           35.6           (46.8)
                                                                ---------       ---------       ---------
  Net cash provided by operating activities.................      3,549.8         2,281.8         1,379.2
                                                                ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (1,632.5)       (1,317.5)         (866.6)
Purchase of leased property (Note 2)........................       (234.0)             --              --
Acquisition of businesses, net of cash acquired.............     (4,901.2)       (4,251.8)       (1,415.2)
Disposal of businesses......................................        926.8              --              --
Decrease (increase) in investments..........................         10.5             6.4           (29.4)
Other.......................................................        (13.7)          (83.1)           (9.5)
                                                                ---------       ---------       ---------
  Net cash utilized by investing activities.................     (5,844.1)       (5,646.0)       (2,320.7)
                                                                ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts of short-term debt.............................        162.3           287.1           945.7
Net proceeds from issuance of public debt...................      1,173.7         2,744.5              --
Repayment of long-term debt, including debt tenders.........     (2,057.8)       (1,074.6)         (980.7)
Proceeds from long-term debt................................      3,665.6           802.0           253.2
Proceeds from sale of common shares.........................           --         1,245.0           654.5
Proceeds from exercise of options and warrants..............        872.4           348.7           351.9
Dividends paid..............................................       (187.9)         (303.0)         (222.2)
Purchase of treasury shares.................................       (637.8)         (283.9)           (6.7)
Other.......................................................         (7.1)          (36.5)           (2.2)
                                                                ---------       ---------       ---------
  Net cash provided by financing activities.................      2,983.4         3,729.3           993.5
                                                                ---------       ---------       ---------
Net increase in cash and cash equivalents...................        689.1           365.1            52.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR, AS
  RESTATED..................................................      1,072.9           707.8           655.8
                                                                ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $ 1,762.0       $ 1,072.9       $   707.8
                                                                =========       =========       =========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................    $   509.1       $   250.7       $   186.6
                                                                =========       =========       =========
Income taxes paid (net of refunds)..........................    $   209.7       $   345.9       $   309.5
                                                                =========       =========       =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--The Company manages its business based on the following four operating segments:

    TELECOMMUNICATIONS AND ELECTRONICS

    The Company's Telecommunications and Electronics segment is comprised of:

    - Tyco Electronics, including AMP Incorporated ("AMP"), which designs and manufactures electrical connectors, interconnection systems, touch screens and wireless systems, and Raychem Corporation ("Raychem"), which develops and manufactures high-performance electronic components;

    - Tyco Submarine Systems Ltd. ("TSSL"), which designs, manufactures, installs and services undersea communications cable systems; and

    - Tyco Printed Circuit Group, which designs and manufactures multi-layer printed circuit boards, backplane assemblies and similar components.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The Company's Healthcare and Specialty Products segment is comprised of:

    - Tyco Healthcare Group, which manufactures and distributes a wide variety of disposable medical products, including woundcare products, syringes and needles, sutures and surgical staplers, incontinence products, electrosurgical instruments and laparoscopic instruments;

    - Tyco Plastics and Adhesives, which manufactures flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives and plastic garment hangers; and

    - ADT Automotive, which provides auto redistribution services.

    FIRE AND SECURITY SERVICES

    The Company's Fire and Security Services segment:

    - designs, installs and services a broad line of fire detection, prevention and suppression systems worldwide;

    - provides electronic security installation and monitoring services; and

    - manufactures and services fire extinguishers and related products.

    FLOW CONTROL PRODUCTS

    The Company's Flow Control Products segment:

    - manufactures and distributes pipe, fittings, valves, valve actuators, couplings and related products which are used to transport, control and measure the flow of liquids and gases;

    - manufactures and distributes fire sprinkler devices, specialty valves, plastic pipe and fittings used in commercial, residential and industrial fire protection systems; and

    - provides engineering and consulting services focusing on the design, construction and operation of water and wastewater facilities.

    BASIS OF PRESENTATION--The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note 2, on July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited, a Bermuda company ("ADT"), merged with Tyco International Ltd., a Massachusetts corporation ("Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). In addition, as more fully described in Note 2, Tyco merged with Inbrand Corporation ("Inbrand"), Keystone International, Inc. ("Keystone"), United States Surgical Corporation ("USSC") and AMP on August 27, 1997, August 29, 1997, October 1, 1998 and April 2, 1999, respectively. These transactions are referred to herein as the "mergers." The consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared following the pooling of interests method of accounting for the mergers and, therefore, reflect the combined financial position, operating results and cash flows of ADT, Former Tyco, Keystone, Inbrand, USSC and AMP as if they had been combined for all periods presented.

    PRINCIPLES OF CONSOLIDATION--Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal except in the case of mergers accounted for as pooling of interests (Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

    CHANGE IN YEAR END--In September 1997, the Company changed its fiscal year end from December 31 to September 30. The change in year end resulted in a short fiscal year covering the nine-month transition period from January 1 to September 30, 1997. References to Fiscal 1999, Fiscal 1998 and Fiscal 1997 throughout these consolidated financial statements are to the twelve months ended September 30, 1999 and 1998, and the nine months ended September 30, 1997, respectively.

    CASH EQUIVALENTS--All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

    INVENTORIES--Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is principally recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements.......  5 to 50 years
Leasehold improvements...................  Remaining term of the lease
Subscriber systems.......................  10 to 14 years
Other plant, machinery, equipment and      2 to 25 years
  furniture and fixtures.................

    Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill, which is being amortized on a straight-line basis over periods ranging from 10 to 40 years, was $10,639.3 million and $6,104.1 million, net, at September 30, 1999 and 1998, respectively. Accumulated amortization amounted to $615.6 million at September 30, 1999 and $499.7 million at September 30, 1998.

    Other intangible assets were $1,519.6 million and $1,001.4 million, net, at September 30, 1999 and 1998, respectively. These amounts include patents, trademarks, customer contracts and other items, which

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are being amortized on a straight-line basis over lives ranging from 2 to 40 years. At September 30, 1999 and 1998, accumulated amortization amounted to $319.5 million and $207.1 million, respectively.

    INVESTMENTS--The Company accounts for its long-term investments that represent less than twenty percent ownership using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to shareholders' equity. Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations and were not material.

    EQUITY INVESTMENTS--For investments in which the Company owns or controls twenty percent or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

    LONG-LIVED ASSETS--The Company periodically evaluates the net realizable value of long-lived assets, including goodwill and other intangible assets and property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.

    REVENUE RECOGNITION--Revenue from the sale of services or products is recognized as services are rendered or shipments are made. Subscriber billings for services not yet rendered are deferred and taken into income as earned, and the deferred element is included in current liabilities. Revenue from the installation of electronic security systems is recognized when installations are completed.

    Contract sales for the installation of fire protection systems, underwater cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

    Accounts receivable include amounts billed under retainage provisions primarily for fire protection contracts. Retention balances of $33.3 million at September 30, 1999, which become due upon contract completion and acceptance, are expected to be substantially collected during the fiscal year ending September 30, 2000 ("Fiscal 2000").

    SHARE PREMIUM AND CONTRIBUTED SURPLUS--In accordance with the Bermuda Companies Act of 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

    INCOME TAXES--Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    RESEARCH AND DEVELOPMENT--Research and development expenditures are expensed when incurred and are included in cost of sales in the Consolidated Statements of Operations.

    ADVERTISING--Advertising costs are expensed when incurred.

    TRANSLATION OF FOREIGN CURRENCY--Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income (loss).

    Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income (loss).

    FINANCIAL INSTRUMENTS--From time to time the Company enters into a variety of forward foreign currency exchange contracts, cross-currency swaps, currency options, forward commodity contracts and interest rate swaps in its management of foreign currency and commodity exposures and interest costs.

    Forward foreign currency exchange contracts and cross-currency swaps, which mitigate the impact of changes in currency exchange rates on intercompany cross-border obligations, are accounted for consistent with the related intercompany transactions. Under cross-currency swaps, which principally hedge certain net foreign currency denominated investments, changes in valuation are included in the currency translation adjustment component of accumulated other comprehensive income (loss) within shareholders' equity. The interest differentials on cross-currency swaps are included in interest expense. Forward foreign currency exchange contracts and currency options, acquired for the purpose of reducing exposure to currency fluctuations associated with expected cash flows denominated in currencies other than the functional currencies, are marked to market with realized and unrealized gains or losses reflected in selling, general and administrative expenses.

    Under forward commodity contracts, which hedge anticipated purchases of certain metals and other materials used in manufacturing operations, payments are received or paid based on the differential between the contract price and the actual price of the underlying commodity. Gains or losses on forward commodity contracts are recorded as adjustments to the value of the purchased commodity.

    Interest rate swaps hedge interest rates on certain indebtedness and involve the exchange of fixed and floating rate interest payment obligations over the life of the related agreement without the exchange of the notional amount. The interest differentials to be paid or received under interest rate swaps are recognized over the life of the underlying agreement or indebtedness, respectively, as an adjustment to interest expense.

    Receivables and payables related to unrealized increases and decreases in the values of derivative financial instruments are included in other current assets and other current liabilities, respectively, and are not material.

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make extensive use of certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements include merger, restructuring and other non-recurring charges, purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from those estimates.

    ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently analyzing this new standard.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with current year presentation.

    STOCK SPLITS--Per share amounts and share data have been retroactively restated to give effect to the reverse stock split effected in connection with the merger of ADT and Former Tyco referred to in Note 2, and the two-for-one stock splits distributed on October 22, 1997 and October 21, 1999, both effected in the form of a stock dividend (See Note 10 for further discussion).

2. POOLING OF INTERESTS TRANSACTIONS

    On April 2, 1999, October 1, 1998, August 29, 1997 and August 27, 1997, Tyco merged with AMP, USSC, Keystone and Inbrand, respectively. A total of approximately 329.2 million, 118.4 million, 69.6 million and 20.4 million Tyco common shares, respectively, were issued to the former shareholders of these companies.

    On July 2, 1997, a wholly-owned subsidiary of ADT merged with the Former Tyco. Shareholders of ADT, through a reverse stock split, received 0.48133 shares (1.92532 after giving effect to the subsequent stock splits) of the Company's common stock for each share of ADT common stock outstanding, and the Former Tyco shareholders received one share (four shares after giving effect to the subsequent stock splits) of the Company's common stock for each share of the Former Tyco common stock outstanding. On a post-split basis, a total of approximately 673.6 million Tyco common shares were issued to the shareholders of Former Tyco in the merger.

    Each of the five merger transactions discussed above was accounted for under the pooling of interests accounting method, which presents as a single interest common shareholder interests which were previously independent. The historical consolidated financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods.

    Aggregate fees and expenses related to the mergers and to the integration of the combined companies have been expensed in the Consolidated Statements of Operations in the period in which each transaction

                            TYCO INTERNATIONAL LTD.

2. POOLING OF INTERESTS TRANSACTIONS (CONTINUED)

was consummated, as required under the pooling of interests method of accounting. See Notes 12 and 16 for further discussion.

    Combined and separate results of Tyco, USSC and AMP for the periods preceding the mergers were as follows:

                                               TYCO        USSC         AMP      ADJUSTMENTS   COMBINED
                                             ---------   ---------   ---------   -----------   ---------
                                                                    (IN MILLIONS)
Six months ended March 31, 1999
  (unaudited) (i)
  Net sales...............................   $ 7,776.8   $      --   $ 2,675.5    $ --         $10,452.3
  Operating income (loss).................       877.5          --      (405.2)     --             472.3
  Extraordinary items, net of taxes.......       (44.9)         --          --      --             (44.9)
  Net income (loss).......................       388.4          --      (376.0)   (3.0)(iv)          9.4
Year ended September 30, 1998 (ii)
  Net sales...............................    12,311.3     1,225.9     5,524.5      --          19,061.7
  Operating income (loss).................     1,923.7      (298.5)      322.9      --           1,948.1
  Extraordinary items, net of taxes.......        (2.4)         --          --      --              (2.4)
  Net income (loss).......................     1,174.7      (212.0)      208.5    (5.0)(iv)      1,166.2
Nine months ended September 30, 1997 (iii)
  Net sales...............................     7,588.2       869.6     4,284.7      --          12,742.5
  Operating (loss) income.................      (476.5)      100.5       501.8      --             125.8
  Extraordinary items, net of taxes.......       (58.3)         --          --      --             (58.3)
  Cumulative effect of accounting changes,
    net of taxes..........................          --          --        15.5      --              15.5
  Net (loss) income.......................      (835.1)       79.1       345.7    19.0 (iv)       (391.3)

------------------------

(i) Includes merger, restructuring and other non-recurring charges of $434.9 million and impairment charges of $76.0 million primarily related to the merger with USSC, and restructuring and other non-recurring charges of $444.4 million and impairment charges of $67.6 million related to AMP's profit improvement plan.

(ii) Includes restructuring and other non-recurring charges of $164.4 million primarily related to AMP's profit improvement plan and $92.5 million principally related to costs incurred by USSC to exit certain businesses.

(iii) Includes merger, restructuring and other non-recurring charges of $917.8 million and impairment charges of $148.4 million primarily related to the mergers and integration of ADT, Former Tyco, Keystone and Inbrand, and a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of AT&T Corp.'s submarine systems business. Also includes charges of $24.3 million for litigation and other related costs and $5.8 million for restructuring charges in USSC's operations.

(iv) As a result of the combination of Tyco and AMP, an income tax adjustment was recorded to conform tax accounting.

                            TYCO INTERNATIONAL LTD.

2. POOLING OF INTERESTS TRANSACTIONS (CONTINUED)

    Combined and separate results of ADT, Former Tyco, Keystone and Inbrand for the periods preceding the mergers were as follows:

                                                             FORMER
                                                   ADT        TYCO     KEYSTONE   INBRAND    COMBINED
                                                 --------   --------   --------   --------   --------
                                                                    (IN MILLIONS)
Six months ended June 30, 1997 (unaudited)
  Net sales....................................   $923.9    $3,505.6    $331.2     $118.7    $4,879.4
  Operating income (loss) (i)..................     99.1       435.3      39.8      (40.5)      533.7
  Net income (loss)............................     47.2       244.6      22.9      (28.9)      285.8

------------------------

(i) Includes merger, restructuring and other non-recurring charges of $31.4 million incurred by ADT and $25.2 million incurred by Inbrand.

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

    The Company also assumed USSC's agreement to potentially pay up to approximately $70.0 million in common stock as of September 30, 1998 as additional purchase price consideration relative to an acquisition consummated by USSC in 1997, if and when certain additional milestones and sales objectives are achieved. During March and April 1999, a total of 140,002 Tyco common shares, valued at approximately $5.2 million, were issued pursuant to this agreement. This matter is the subject of pending litigation. The Company does not expect to issue a material amount of additional shares pursuant to this agreement.

3. ACQUISITIONS AND DIVESTITURES

    FISCAL 1999

    In addition to the pooling of interests transactions discussed in Note 2, during Fiscal 1999, the Company purchased businesses in each of its four business segments for an aggregate cost of $6,923.3 million, consisting of $4,546.8 million in cash, net of cash acquired, the issuance of 32.4 million common shares valued at $1,449.6 million and the assumption of $926.9 million in debt. In addition, $354.4 million of cash was paid during the year for purchase accounting liabilities related to current and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates.

    In connection with these acquisitions, the Company recorded purchase accounting liabilities of $525.4 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other further information is obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in Fiscal 1999, and

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 1999, the Company recorded approximately $5,807.9 million in goodwill and other intangibles.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for purchase acquisitions completed in Fiscal 1999, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 1999 (in millions):

Receivables.................................................  $  695.0
Inventories.................................................     498.3
Prepaid expenses and other current assets...................     225.9
Property, plant and equipment...............................     988.9
Goodwill and other intangible assets........................   5,807.9
Other assets................................................     423.8
                                                              --------
                                                               8,639.8
                                                              --------
Accounts payable............................................     335.5
Accrued expenses and other current liabilities..............   1,186.5
Other long-term liabilities.................................     194.5
                                                              --------
                                                               1,716.5
                                                              --------
                                                              $6,923.3
                                                              ========
Cash consideration paid (net of cash acquired)..............  $4,546.8
Share consideration paid....................................   1,449.6
Debt assumed................................................     926.9
                                                              --------
                                                              $6,923.3
                                                              ========

    Thus, in Fiscal 1999, the Company spent a total of $4,901.2 million in cash related to the acquisition of businesses, consisting of $4,546.8 million of cash in purchase price for these businesses (net of cash acquired) plus
$354.4 million of cash paid out during the year for purchase accounting liabilities related to current and prior years' acquisitions.

    Fiscal 1999 purchase acquisitions include, among others, the acquisition of Graphic Controls Corporation ("Graphic Controls") in October 1998, Entergy Security Corporation ("Entergy") in January 1999, Alarmguard Holdings, Inc. ("Alarmguard") in February 1999, certain subsidiaries in the metals processing division of Glynwed International, plc ("Glynwed") in March 1999, Telecomunicaciones Marinas, S.A. ("Temasa"), a wholly-owned subsidiary of Telefonica S.A., in May 1999 and Raychem Corporation ("Raychem") in August 1999. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposable medical products, was purchased for approximately $460 million, including the assumption of certain outstanding debt, and is being integrated within the Healthcare and Specialty Products segment. Entergy and Alarmguard were purchased for an aggregate of approximately $430 million and are being integrated within the electronic security services business of the Fire and Security Services segment. Glynwed, which is engaged in the production of steel tubing, steel electrical conduit and other similar products, was purchased for approximately $236 million and is being integrated within the Flow Control Products segment. Temasa installs and maintains undersea cable systems and was purchased for approximately $280 million. Temasa is being integrated into TSSL within the Telecommunications and Electronics

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

segment. Raychem, a leading international designer, manufacturer and distributor of high-performance electronic products for OEM businesses and for a broad range of specialized telecommunications, energy and industrial applications, was purchased for a total of approximately $1,445.9 million in cash and the issuance of approximately 32.4 million Tyco common shares valued at approximately $1,449.6 million, plus the assumption of approximately $580.8 million of debt. Raychem is being integrated into Tyco Electronics within the Telecommunications and Electronics segment.

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 1999 purchase acquisitions ($ in millions):

                                                       SEVERANCE              FACILITIES          OTHER
                                                  --------------------   ---------------------   --------
                                                  NUMBER OF              NUMBER OF
                                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE
                                                  ---------   --------   ----------   --------   --------
Original reserve established....................    5,620      $234.3       183        $174.8     $116.3
Fiscal 1999 activity............................   (3,230)      (55.9)      (95)        (48.2)     (46.0)
                                                   ------      ------       ---        ------     ------
Ending balance at September 30, 1999............    2,390      $178.4        88        $126.6     $ 70.3
                                                   ======      ======       ===        ======     ======

    Purchase accounting liabilities recorded during Fiscal 1999 consist of $116.3 million for transaction and other direct costs, $234.3 million for severance and related costs and $174.8 million for costs associated with the shut down and consolidation of certain acquired facilities. These purchase accounting liabilities relate primarily to the acquisitions of Graphic Controls, Entergy, Alarmguard, Glynwed, Temasa and Raychem. The Company is still in the process of finalizing its business plan for the exiting of activities and the involuntary termination or relocation of employees in connection with the acquisition and integration of Raychem. Accrued costs associated with this plan are estimates.

    In connection with the Fiscal 1999 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 183 facilities. The Company has communicated with the employees of the acquired companies to announce the terminations and benefit arrangements, even though all individuals have not been specifically told of their termination. The costs of employee termination benefits relate to the elimination of approximately 3,440 positions in the United States, 1,220 positions in Europe, 730 positions in the Asia-Pacific region and 230 positions in Canada and Latin America, primarily consisting of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 78 facilities in the Asia-Pacific region, 67 facilities in the United States, 27 facilities in Europe and 11 facilities in Canada and Latin America, primarily consisting of manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. Approximately 3,230 employees had been terminated and approximately 95 facilities had been closed or consolidated at September 30, 1999.

    In connection with the purchase acquisitions consummated during Fiscal 1999, liabilities for approximately $70.3 million in transaction and other direct costs, $178.4 million for severance and related costs and $126.6 million for the shutdown and consolidation of acquired facilities remained on the balance sheet at September 30, 1999. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    During Fiscal 1999, the Company reduced its estimate of purchase accounting liabilities by $90.0 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount, primarily resulting from costs being less than originally anticipated for acquisitions consummated prior to Fiscal 1999. See table in Fiscal 1998 section below.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

    During Fiscal 1999, the Company sold certain of its businesses for net proceeds of approximately $926.8 million in cash. These primarily consist of certain businesses within the Flow Control Products segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing, and certain businesses within the Healthcare and Specialty Products segment. The aggregate net gain recognized on the sale of these businesses was not material. In connection with the Flow Control divestiture, the Company granted a non-exclusive license to the buyer for use of certain intellectual property and is entitled to receive future royalties equal to a percentage of net sales of the businesses sold. The Company also granted an option to the buyer to purchase certain intellectual property in the future at the then fair market value.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 1999 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures. Adjustments to interest expense, goodwill amortization and income taxes related to the Fiscal 1999 acquisitions are reflected in the pro forma data. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                1999           1998
                                                              ---------      ---------
                                                                (IN MILLIONS, EXCEPT
                                                                  PER SHARE DATA)
Net sales...................................................  $24,244.3      $21,858.0
Income before extraordinary items...........................      870.7        1,023.7
Net income..................................................      824.7        1,021.9
Net income per common share:
  Basic.....................................................       0.53           0.65
  Diluted...................................................       0.49           0.63

    FISCAL 1998

    During Fiscal 1998, the Company acquired companies in each of its business segments for an aggregate cost of $4,559.4 million, consisting of $4,154.8 million in cash, the assumption of approximately $260 million in debt and the issuance of 765,544 common shares valued at $19.2 million and 1,254 subsidiary preference shares valued at $125.4 million. The cash portions of the acquisition costs were funded utilizing cash on hand, borrowings under bank credit agreements, proceeds of approximately $1,245.0 million from the sale of common shares, and borrowings under the Company's uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, the Company recorded approximately $3,947.0 million in goodwill and other intangibles.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

    In connection with these acquisitions, the Company recorded purchase accounting liabilities of $498.7 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below. During Fiscal 1998, the Company spent a total of $4,251.8 million in cash related to the acquisition of businesses, consisting of $4,154.8 of purchase price (net of cash acquired) plus $97.0 million of cash for purchase accounting liabilities related to current and prior years' acquisitions.

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 1998 purchase acquisitions ($ in millions):

                                                      SEVERANCE              FACILITIES          OTHER
                                                 --------------------   ---------------------   --------
                                                 NUMBER OF              NUMBER OF
                                                 EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE
                                                 ---------   --------   ----------   --------   --------
Original reserve established...................    4,800     $ 159.7        90       $ 278.9     $ 60.1
Fiscal 1998 activity...........................   (1,600)      (33.4)      (70)        (14.2)     (51.7)
Fiscal 1999 activity...........................   (1,050)      (67.0)       (3)        (48.7)      (8.4)
Reversal to goodwill...........................   (1,150)      (20.4)       (4)        (69.6)        --
                                                  ------     -------       ---       -------     ------
Ending balance at September 30, 1999...........    1,000     $  38.9        13       $ 146.4     $   --
                                                  ======     =======       ===       =======     ======

    Purchase accounting liabilities recorded during Fiscal 1998 consist of $60.1 million for transaction and other direct costs, $159.7 million for severance and related costs and $278.9 million for costs associated with the shut down and consolidation of certain acquired facilities. The $159.7 million of severance and related costs covers employee termination benefits for approximately 4,800 employees located throughout the world, consisting primarily of manufacturing employees to be terminated as a result of the shut down and consolidation of production facilities and, to a lesser extent, technical, sales and administrative employees. At September 30, 1999, approximately 2,650 employees had been terminated and $38.9 million in severance and related costs remained on the balance sheet. The Company expects that the remaining employee terminations will be completed in Fiscal 2000.

    The $278.9 million of exit costs are associated with the closure and consolidation of facilities involving approximately 90 facilities located primarily in the United States and Europe. These facilities include manufacturing plants, warehouses, office buildings and sales offices. Included within these costs are accruals for non-cancelable leases associated with certain of these facilities. Approximately 73 facilities, mainly office buildings and sales offices, had been shut down as of September 30, 1999. The remaining facilities primarily include large manufacturing plants, which are expected to be shut down in Fiscal 2000. Expenses in connection with the closure of these remaining facilities, as well as the expiration of non-cancelable leases (less any expected sublease income for facilities already closed), comprise the approximately $146.4 million for facility related costs remaining on the balance sheet as of September 30, 1999.

    In July 1998, the Company acquired the U.S. operations of Crosby
Valve, Inc. in exchange for 1,254 cumulative dividend preference shares of a newly created subsidiary, valued at $125.4 million. The subsidiary has authorized 2,000 cumulative dividend preference shares. The holders of these preference shares have the option to require the Company to repurchase the preference shares at par value plus unpaid dividends at any time after July 2001. The outstanding preference shares were issued at $100,000 par value each and have been classified in other long-term liabilities on the Consolidated Balance Sheets.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)

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

    FISCAL 1997

    In addition to the mergers discussed in Note 2, in Fiscal 1997 the Company acquired companies in each of its business segments for an aggregate of $1,523.7 million, consisting of $1,415.2 million in cash, the issuance of approximately 3.8 million common shares valued at $92.8 million and the assumption of approximately $15.7 million in debt. The cash portions of the acquisition costs were funded utilizing cash on hand, net proceeds from the sale of common shares of $645.2 million, and borrowings under the Company's uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $708.7 million in goodwill and other intangibles, net of the write-off of purchased in-process research and development, was recorded by the Company. In connection with the acquisition of AT&T Corp.'s submarine systems business, the Company allocated $361.0 million of the purchase price to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses. As of September 30, 1999, the payout for employee severance and consolidation of facilities related to these acquisitions was substantially complete.

    In 1995, as a result of the sale of a business in the United Kingdom, the Company holds a subordinated, non-collateralized zero coupon loan note maturing in 2004 ("Vendor Note"), together with a 10% interest in the ordinary share capital of the issuer. The Vendor Note has a L120.8 million ($199.2 million) aggregate principal amount at maturity with an issue price of $83.9 million, reflecting a yield to maturity of 10.0% per annum, and was originally valued by the Company at $74.6 million. As of September 30, 1999, the Vendor Note is included in long-term investments on the Consolidated Balance Sheet and has been accounted for at its amortized cost of $120.5 million (which approximates fair value). The fair value of the Vendor Note was estimated based on the Company's calculation of an appropriate fair value interest rate discount. This discount rate was determined based on an evaluation of current UK market conditions (private placement rates, discussions with financial sources, etc.) and the continued risk margin associated with deep discount debentures.

4. INDEBTEDNESS

    Long-term debt is as follows:

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
                                                             (IN MILLIONS)
Commercial paper program(i)............................  $ 1,392.0   $      --
Bank credit agreement(ii)..............................         --     1,359.0
Bank credit facilities(iii)............................         --       206.9
International overdrafts and demand loans(iv)..........      184.9       429.7
8.125% public notes due 1999(v)........................       10.5        10.5

                            TYCO INTERNATIONAL LTD.

4. INDEBTEDNESS (CONTINUED)

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
                                                             (IN MILLIONS)
Floating rate private placement notes due 2000(vi).....      499.4          --
0.57% Yen denominated private placement notes due
  2000(vi).............................................       89.7          --
8.25% senior notes due 2000(v).........................        9.5         9.5
Floating rate private placement notes due 2001(vi).....      499.1          --
6.5% public notes due 2001.............................      299.3       299.0
6.125% public notes due 2001(vii)......................      748.1       747.0
6.875% private placement notes due 2002(vi)............      992.2          --
9.25% senior subordinated notes due 2003(v)............         --        14.1
5.875% public notes due 2004(viii).....................      397.7          --
6.375% public notes due 2004...........................      104.6       104.6
6.375% public notes due 2005(vii)......................      743.7       742.6
6.125% public notes due 2008(viii).....................      394.9          --
7.2% notes due 2008(ix)................................      398.8          --
7.25% senior notes due 2008(x).........................        8.2       300.0
6.125% public notes due 2009(xi).......................      394.1          --
Zero coupon Liquid Yield Option Notes due 2010(xii)....       49.1       115.3
International bank loans, repayable through
  2013(xiii)...........................................      208.2       188.6
6.25% public Dealer Remarketable Securities ("Drs.")
  due 2013(vii)........................................      760.1       762.8
9.5% public debentures due 2022(v).....................       49.0        49.0
8.0% public debentures due 2023........................       50.0        50.0
7.0% public notes due 2028(vii)........................      492.4       492.1
6.875% public notes due 2029(xi).......................      780.5          --
Financing lease obligation(xiv)........................       69.5        76.5
Other..................................................      496.7       282.5
                                                         ---------   ---------
Total debt.............................................   10,122.2     6,239.7
Less current portion...................................    1,012.8       815.0
                                                         ---------   ---------
Long-term debt.........................................  $ 9,109.4   $ 5,424.7
                                                         =========   =========

------------------------

 (i) In January 1999, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, initiated a commercial paper program under which it could initially issue notes with an aggregate face value of up to $1.75 billion. In June 1999, TIG increased its borrowing capacity under the commercial paper program to $3.90 billion. The notes are fully and unconditionally guaranteed by the Company. Proceeds from the sale of the notes are used for working capital and other corporate purposes. TIG is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under the commercial paper program.

 (ii) In February 1999, TIG renegotiated its $2.25 billion credit agreement with a group of commercial banks, giving it the right to borrow up to $3.40 billion until February 11, 2000, with the option to extend to February 11, 2001, and to borrow up to an additional $0.5 billion until February 12, 2003.

                            TYCO INTERNATIONAL LTD.

4. INDEBTEDNESS (CONTINUED)

    TIG also has the option to increase the $3.40 billion part of the credit facility up to $4.0 billion. Interest payable on borrowings is variable based upon TIG's option to select a Euro rate plus margins ranging from 0.41% to 0.43%, a certificate of deposit rate plus margins ranging from 0.535% to 0.555%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Euro and certificate of deposit margins are increased by 0.125%. The obligations of TIG under the credit agreement are fully and unconditionally guaranteed by the Company. TIG is using the credit agreement to fully support its commercial paper program discussed above and therefore expects this facility to remain largely undrawn. The Company is required to meet certain covenants under the bank credit agreement, none of which is considered restrictive to the operations of the Company.

(iii) In December 1995, USSC entered into a five year, $325 million syndicated credit agreement with a maturity of January 2001. The syndicated credit facility provided a choice of interest rates based upon the banks' CD rate, prime rate or the London Interbank Offered Rate (LIBOR) for US dollar borrowings and Tokyo Interbank Offered Rate (TIBOR) for yen borrowings. The actual interest charges paid were to be determined by a pricing schedule which considered the ratio of consolidated debt at each calendar quarter end to consolidated earnings before interest, taxes, depreciation and amortization for the trailing twelve months. During the third quarter of 1996, USSC entered into an additional conditional committed bank term loan facility of $175 million, with similar terms and conditions. Subsequent to the merger with USSC, the credit facilities were terminated. The effective interest rate on amounts outstanding as of September 30, 1998 was 5.91%.

 (iv) International overdrafts and demand loans represent borrowings by AMP from various banks and other holders. All overdrafts and loans mature within one year from the balance sheet date. The weighted-average interest rate on all international overdrafts and demand loans during Fiscal 1999 and Fiscal 1998 was 5.3% and 4.2%, respectively.

 (v) In July 1997, Tyco US tendered for its $145.0 million 8.125% public notes due 1999 and $200.0 million 9.5% public debentures due 2022, and ADT Operations, Inc., a wholly-owned subsidiary of the Company, tendered for its $250.0 million 8.25% senior notes due 2000 and $294.1 million 9.25% senior subordinated notes due 2003. The percentage of debt tendered was 92.8% of the 8.125% notes, 75.5% of the 9.5% debentures, 96.2% of the 8.25%
     notes and 95.2% of the 9.25% notes. The two companies paid an aggregate amount, including accrued interest, of approximately $900.8 million to the debt holders, of which $800.0 million was financed from the previously existing credit agreement. In connection with the tenders, the Company recorded an after-tax charge of approximately $58.3 million, net of related income tax benefit of $33.0 million, primarily representing unamortized debt issuance fees and the premium paid, which was reported as an extraordinary loss (Note 13).

    The $250.0 million 8.25% senior notes due August 2000 were issued in August 1993, through a public offering, by ADT Operations, Inc. and are guaranteed on a senior basis by the Company and certain subsidiaries of ADT Operations, Inc. The senior notes are not redeemable prior to maturity.

    The $294.1 million 9.25% senior subordinated notes due August 2003 were issued in August 1993 by ADT Operations, Inc., through a public offering and are guaranteed on a senior subordinated basis by the Company. The notes became redeemable in August 1998 at 103.75% and ADT Operations, Inc. redeemed the notes.

                            TYCO INTERNATIONAL LTD.

4. INDEBTEDNESS (CONTINUED)

    In conjunction with the tenders described above, ADT Operations, Inc., by consent of the holders of the 8.25% senior and 9.25% senior subordinated notes, eliminated in the indentures pursuant to which such notes were issued
    (a) certain restrictive covenants and provisions and references to such restrictive covenants, (b) certain events of default to the extent relating to such restrictive covenants and (c) certain definitions to the extent relating to such restrictive covenants and events of default.

 (vi) In August 1999, TIG issued $500 million floating rate notes due 2000,
      $500 million floating rate notes due 2001, $1 billion 6 7/8% notes due 2002 and Y 10 billion (approximately $89.7 million) 0.57% notes due 2000. The $500 million floating rate notes bear interest at LIBOR plus 0.6% for the 2000 notes and LIBOR plus 0.7% for the 2001 notes. The net proceeds of approximately $2,080.3 million were used to repay borrowings under TIG's $3.90 billion commercial paper program discussed above. In connection with the $1 billion 6 7/8% notes, TIG entered into an interest rate swap agreement expiring in September 2002, under which TIG will receive a fixed rate of 6 7/8% and will pay a floating rate based on the average of two different LIBO rates, as defined, plus 3.755%. In connection with the yen denominated 0.57% notes, TIG entered into a cross-currency swap expiring in September 2000, under which TIG will receive a payment of Y 10 billion plus accrued interest at a rate of 0.57% and will make quarterly U.S. dollar payments based on LIBOR plus 0.60%, as well as a final payment at maturity of approximately $89.7 million.

(vii) In June 1998, TIG issued $750 million 6 1/8% notes due 2001, $750 million 6 3/8% notes due 2005, $750 million 6 1/4% Dealer Remarketable Securities ("Drs.") due 2013 and $500 million 7.0% notes due 2028 in a public offering. Interest is payable semi-annually in June and December. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003, which if exercised would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003. Repayment of amounts outstanding under these debt securities are fully and unconditionally guaranteed by Tyco (Note 25). The net proceeds of approximately $2,744.5 million were ultimately used to repay borrowings under TIG's bank credit agreement and uncommitted lines of credit. In December 1998, TIG terminated two interest rate swap agreements with notional amounts of $650 million each, which were entered into in June 1998 with a financial institution to hedge a portion of the fixed rate terms of the public notes.

(viii) In October 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of restricted notes: $400 million of 5.875% notes due November 2004 and $400 million of 6.125% notes due November 2008. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR. Subsequently, during the third and fourth quarters of Fiscal 1999, TIG exchanged all of the $400 million 5.875% private placement notes due 2004 and $400 million 6.125% private placement notes due 2008 for public notes (Note 25). The form and terms of the public notes of each series are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under the United States securities laws.

                            TYCO INTERNATIONAL LTD.

4. INDEBTEDNESS (CONTINUED)

 (ix) In October 1998, Raychem issued notes in the amount of $400 million. The notes mature on October 15, 2008, and bear interest at a rate of 7.2% per annum.

 (x) In March 1998, USSC issued $300 million 7.25% senior notes due March 2008, which are not redeemable prior to maturity and require semi-annual interest payments. In February 1999, the Company completed a tender offer in which $292 million of the $300 million principal amount of the notes outstanding were purchased.

 (xi) In January 1999, TIG issued $400 million of its 6.125% notes due 2009 and $800 million of its 6.875% notes due 2029 in a public offering. The notes are fully and unconditionally guaranteed by Tyco (Note 25). The net proceeds of approximately $1,173.7 million were used to repay borrowings under TIG's bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

(xii) In July 1995, ADT Operations, Inc. issued $776.3 million aggregate principal amount at maturity of its zero coupon subordinated Liquid Yield Option Notes ("LYONs") maturing July 2010. The net proceeds of the issue amounted to $287.4 million which were used to repay in full all amounts outstanding under ADT Operations Inc.'s previous bank credit agreement, which was subsequently canceled. The issue price per LYON was $383.09, being 38.309% of the principal amount of $1,000 per LYON at maturity, reflecting a yield to maturity of 6.5% per annum (computed on a semi-annual bond equivalent basis). The discount amortization on the LYONs is being charged as interest expense through the consolidated statements of operations on a basis linked to the yield to maturity. The LYONs discount amortization amounted to $6.0 million in Fiscal 1999, $11.0 million in Fiscal 1998 and $15.9 million in Fiscal 1997. Each LYON is exchangeable for common shares of the Company at the option of the holder at any time prior to maturity, unless previously redeemed or otherwise purchased by ADT Operations, Inc., at an exchange rate of 54.352 common shares per LYON. During Fiscal 1999 and Fiscal 1998, respectively, 147,418 and 342,752 Notes with carrying values of $72.3 million and $155.3 million were exchanged for 8,012,468 and 18,629,198 common shares of the Company. Any LYON will be purchased by ADT Operations, Inc., at the option of the holder, as of July 2002 for a purchase price per LYON of $599.46. At that time, if the holder exercises the option, the Company has the right to deliver all or a portion of the purchase price in the form of common shares of the Company. Beginning July 2002, the LYONs are redeemable for cash at any time at the option of ADT Operations, Inc., in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption. The LYONs are guaranteed on a subordinated basis by the Company.

(xiii) International bank loans represent term borrowings by AMP from various commercial banks. Borrowings are repayable in varying amounts through 2013. The weighted-average interest rate on all international bank loans as of September 30, 1999 and 1998 was 3.9% and 5.0% respectively.

(xiv) The financing lease obligation relates to USSC's European headquarters office building and distribution center complex in Elancourt, France. The French franc denominated financing lease requires principal amortization in varying amounts over the eleven year term of the lease with a balloon payment of approximately 42 million French francs ($7 million) at the end of the lease. Interest is payable at a rate approximately 1.4% above Paris Interbank Offered Rate (PIBOR). The effective interest rate on the financing lease debt was approximately 4.0% and 4.55% per annum at September 30, 1999 and 1998, respectively.

                            TYCO INTERNATIONAL LTD.

4. INDEBTEDNESS (CONTINUED)

    During Fiscal 1999, the Company also completed a tender offer for its 12.0% senior subordinated notes due 2005, issued by Graphic Controls, in which all $75 million principal amount of the notes outstanding were purchased.

    The weighted-average rate of interest on all long-term debt was 6.2%, 6.4% and 7.2% during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The impact of the Company's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on reported interest expense was a reduction of $0.9 million, $1.9 million and $0.8 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

    The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $1,012.8 in fiscal 2000, $2,777.0 in fiscal 2001, $1,395.2 in fiscal 2002, $56.2 in fiscal 2003 and $190.8 in fiscal 2004.

5. SALE OF ACCOUNTS RECEIVABLE

    The Company has an agreement under which several of its operating subsidiaries sell a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, owns all of its assets and sells participating interests in such accounts receivable to financiers who, in turn, purchase and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to the limited purpose subsidiary. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. During Fiscal 1999, the availability under the program was increased to $500 million from $300 million. At September 30, 1999 and 1998, $350 million and $300 million, respectively, under the program was utilized. The proceeds from the sales were used to reduce borrowings under uncommitted lines of credit and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold, by an amount that approximates the cost that the limited purpose subsidiary would incur if it were to issue commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. Such discount aggregated $15.7 million, $17.3 million, and $10.4 million, or 5.6%, 5.8% and 5.7% of the weighted average balance of the receivables outstanding, during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The operating subsidiaries retain collection and administrative responsibilities for the participating interests in the defined pool.

6. FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, long-term investments, accounts payable, debt and derivative financial instruments. The notional amounts of the derivative financial instruments were as follows:

                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                              (IN MILLIONS)
Forward foreign currency exchange contracts..............  $2,717.3   $  307.4
Currency options.........................................     160.0      153.6
Cross-currency swaps.....................................     447.9      150.0
Forward commodity contracts..............................     104.0       79.2
Interest rate swaps......................................   1,800.0    1,300.0

                            TYCO INTERNATIONAL LTD.

6. FINANCIAL INSTRUMENTS (CONTINUED)

    While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated, based on quotes from brokers and market rates, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet dates. These fair values indicated that the termination of forward foreign currency exchange contracts, cross-currency swap agreements, currency options, forward commodity contracts and interest rate swaps at September 30, 1999 would have resulted in a $52.7 million loss, a $27.0 million loss, a $0.7 million loss, a $13.0 million gain and a $66.9 million loss, respectively, and at September 30, 1998 would have resulted in a $7.6 million loss, a $22.3 million gain, a $1.4 million loss, a $4.2 million loss and a $13.1 million gain, respectively. At September 30, 1999 and 1998, the book values of derivative financial instruments recorded on the Consolidated Balance Sheets approximated fair values.

    The fair value of cash and cash equivalents, accounts receivable, long-term investments and accounts payable approximated book value at September 30, 1999 and 1998. The fair value of debt was approximately $10,120.4 million (book value of $10,122.2 million) and $6,631.8 million (book value of $6,239.7 million) at September 30, 1999 and 1998, respectively, based on discounted cash flow analyses using current interest rates. The Company's financial instruments present certain market and credit risks; however, concentrations of credit risk are mitigated as the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. None of the Company's financial instruments with off-balance sheet risk would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. The Company does not require collateral or other security to be furnished by the counterparties to its financial instruments. The Company does, however, maintain reserves for potential credit losses on financial instruments, and such losses have been within management's expectations.

7. INCOME TAXES

    The provision (benefit) for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income (loss) before taxes and the Company's income tax provision are as follows:

                                                                                             NINE
                                                                                            MONTHS
                                                          YEAR ENDED      YEAR ENDED         ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
                                                                         (IN MILLIONS)
Notional U.S. federal income taxes at the statutory
  rate.................................................     $577.9          $596.0          $  (0.1)
Adjustments to reconcile to the Company's income tax
  provision:
U.S. state income tax provision, net...................       33.6            15.8             20.2
SFAS 121 impairment....................................       43.5              --             49.6
Non U.S. net (earnings) losses.........................     (214.9)          (67.9)           118.0
Provision for unrepatriated earnings of subsidiaries...         --              --             64.1
Nondeductible charges..................................      139.2            20.1            112.9
Other..................................................       40.9           (29.8)           (16.6)
                                                            ------          ------          -------
Provision for income taxes.............................      620.2           534.2            348.1
Deferred provision (benefit)...........................      173.9           (10.0)          (225.0)
                                                            ------          ------          -------
Current provision......................................     $446.3          $544.2          $ 573.1
                                                            ======          ======          =======

                            TYCO INTERNATIONAL LTD.

7. INCOME TAXES (CONTINUED)

    The provisions for Fiscal 1999, Fiscal 1998, and Fiscal 1997 included $258.8 million, $210.5 million and $130.0 million, respectively, for non-U.S. income taxes. The non-U.S. component of income (loss) before income taxes was $1,359.4 million, $640.6 million and $(67.5) million for Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively.

    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                   (IN MILLIONS)
Deferred tax assets:
  Inventories, accrued liabilities and reserves.............   $ 903.6      $1,123.1
  Accrued postretirement benefit obligation.................     102.9         146.5
  Tax loss and credit carryforwards.........................     506.1         431.6
  Interest..................................................      81.2          78.9
  Capitalized research and development......................      72.3            --
  Other.....................................................      49.8          94.0
                                                               -------      --------
                                                               1,715.9       1,874.1
                                                               -------      --------
Deferred tax liabilities:
  Property, plant and equipment.............................    (440.6)       (451.8)
  Operating lease...........................................        --         (57.0)
  Undistributed earnings of subsidiaries....................    (155.1)        (83.4)
  Other.....................................................     (37.5)       (129.4)
                                                               -------      --------
                                                                (633.2)       (721.6)
                                                               -------      --------
Net deferred income tax asset before valuation allowance....   1,082.7       1,152.5
Valuation allowance.........................................    (207.5)       (180.4)
                                                               -------      --------
Net deferred income tax asset...............................   $ 875.2      $  972.1
                                                               =======      ========

    As of September 30, 1999, the Company had approximately $370 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $255 million have no expiration, and the remaining $115 million will expire in future years through 2014. U.S. operating loss carryforwards at September 30, 1999 were approximately $842 million and will expire in future years through 2019. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized.

    In the normal course, the Company and its subsidiaries' income tax returns are examined by various regulatory tax authorities. In connection with such examinations, substantial tax deficiencies have been proposed. However, the Company is contesting such proposed deficiencies, and ultimate resolution of such matters is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                            TYCO INTERNATIONAL LTD.

8. KEY EMPLOYEE LOAN PROGRAM

    Loans are made to employees of the Company under the Former Tyco 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under Former Tyco's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. During Fiscal 1999, the maximum amount outstanding under this program was $91.6 million. Loans receivable under this program were $18.6 million and $22.2 million at September 30, 1999 and 1998, respectively.

9. PREFERENCE SHARES

    The Company has authorized 125,000,000 preference shares of $1 each, none of which were outstanding at September 30, 1999 or 1998. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise may be determined by the Company on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends, prior to any payment to the common shareholders.

    In November 1996, the Board of Directors of ADT adopted a shareholder rights plan (the "Plan"). Under the Plan, each common shareholder received a distribution of rights for each common share held. Each right entitled the holder to purchase from the Company certain preference shares, or to purchase from the Company common shares at one half their market value, upon the occurrence of certain events, including a person becoming the beneficial owner of 15% or more of the Company's common shares. On August 9, 1999, the Board of Directors amended the Plan to accelerate the Plan's expiration date to September 30, 1999. The rights granted under the Plan expired on that date.

10. SHAREHOLDERS' EQUITY

    During the last quarter of Fiscal 1999, the Company announced that its Board of Directors had declared a two-for-one stock split in the form of a 100% stock dividend on its common shares. The split was payable on October 21, 1999 to shareholders of record on October 1, 1999. In addition, during the last quarter of Fiscal 1997, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend on the Company's common shares, which was distributed on October 22, 1997. Per share amounts and share data have been retroactively adjusted to reflect both stock splits. There was no change in the par value or the number of authorized shares as a result of these stock splits.

    During the third quarter of Fiscal 1999, in conjunction with the approval of the merger with AMP, shareholders approved an increase in the number of authorized common shares from 1,503,750,000 to 2,500,000,000. During the second quarter of Fiscal 1998, shareholders approved an increase in the number of authorized common shares from 750,000,000 to 1,503,750,000.

    In December 1997 the Company filed a shelf registration to enable it to offer from time to time unsecured debt securities or shares of common stock, or any combination of the foregoing, at an aggregate initial offering price not to exceed $2.0 billion. In March 1998, the Company sold 50.6 million common shares at $25.38 per share. The net proceeds from the sale of approximately
$1,245.0 million were used to repay indebtedness incurred for previous acquisitions.

    In April 1997, USSC redeemed all of the issued and outstanding shares of its Series A Convertible Preferred Stock by issuing approximately 12.8 million shares of common stock. In March and April 1997,

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)

Former Tyco sold an aggregate of 46 million shares of common stock at $14.44 per share. The net proceeds from the sale of $645.2 million were used to repay indebtedness incurred for previous acquisitions.

    Prior to the merger of ADT with Former Tyco, the shareholders of ADT approved the consolidating of $0.10 par value common shares into new $0.20 par value common shares and an increase in the number of authorized common shares to 750,000,000. Per share amounts and per share data have been retroactively adjusted to reflect the consolidation into new par value shares. Information with respect to ADT common shares and options has been retroactively restated in connection with the merger on July 2, 1997 to reflect the reverse stock split in the ratio of 0.48133 share (1.92532 after giving effect to the subsequent stock splits) of ADT for each share or option outstanding and the issuance of one share (four shares after giving effect to the subsequent stock splits) for each share of the Former Tyco outstanding (see Note 2). Information with respect to Keystone, Inbrand, USSC and AMP common shares and options has been retroactively restated in connection with their mergers with Tyco to reflect their applicable merger per share exchange ratios of 0.48726, 0.43, 0.7606 and 0.7507, respectively (1.94904, 1.72, 1.5212 and 1.5014, respectively, after giving effect to the subsequent stock splits).

    The total compensation cost expensed for all stock-based compensation awards discussed below was $96.9 million, $37.1 million and $59.9 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

    RESTRICTED STOCK--The Company maintains a restricted stock ownership plan, which provides for the award of an initial amount of common shares plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 1999, there were 22,946,562 shares authorized under the plan, of which 8,191,800 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

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

    EMPLOYEE STOCK PURCHASE PLAN--Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee stock purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

    STOCK OPTIONS--The Company has granted employee share options which were issued under five fixed share option plans and schemes which reserve common shares for issuance to the Company's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan--the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are generally

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)

granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Certain options have been granted in prior years in which participants were required to pay a subscription price as a condition of vesting. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. The Company has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which the Company becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and administered under the Incentive Plan but do not count against this limit. At September 30, 1999, there were approximately 46.2 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. The Company has reserved 50.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 1999, there were approximately 35.9 million shares available for future grant under the LTIP II.

    In connection with the acquisitions of Raychem in Fiscal 1999 and CIPE S.A. and Holmes Protection in Fiscal 1998, options outstanding under the respective stock option plans of these companies were assumed under the Incentive Plan. In connection with the mergers occurring in Fiscal 1999 and Fiscal 1997 (see Note
2), all of the options outstanding under the Former Tyco, Keystone, Inbrand, USSC and AMP stock option plans were assumed under the Incentive Plan. These options are administered under the Incentive Plan but retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

    Share option activity for all plans since January 1, 1997 has been as follows:

                                                                            WEIGHTED AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
At January 1, 1997, as restated.............................   83,752,604        $15.03
  Assumed from acquisition..................................      175,600         10.19
  Granted...................................................   36,196,594         22.07
  Exercised.................................................   (7,264,707)         9.73
  Canceled..................................................   (5,599,019)        27.29
                                                              -----------
At September 30, 1997.......................................  107,261,072         17.03
  Assumed from acquisition..................................       87,232         10.23
  Granted...................................................   32,011,414         23.51
  Exercised.................................................  (37,626,616)         9.20
  Canceled..................................................   (7,281,946)        27.48
                                                              -----------
At September 30, 1998.......................................   94,451,156         24.83
  Assumed from acquisitions.................................    8,883,160         37.44
  Granted...................................................   30,313,362         38.44
  Exercised.................................................  (43,180,390)        22.79
  Canceled..................................................   (4,476,021)        47.83
                                                              -----------
At September 30, 1999.......................................   85,991,267         27.91
                                                              ===========

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about outstanding and exercisable options at September 30, 1999:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ----------------------
                                            WEIGHTED
                                WEIGHTED     AVERAGE                   WEIGHTED
                                AVERAGE     REMAINING                  AVERAGE
    RANGE OF        NUMBER      EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING    PRICE     LIFE--YEARS   EXERCISABLE    PRICE
----------------  -----------   --------   -----------   -----------   --------
$ 0.00 to
$ 4.98..........     676,490     $ 4.14        3.7          676,490     $ 4.14
  4.99 to
  7.44..........   8,064,944       6.51        5.4        6,345,144       6.46
  7.45 to
  9.98..........   1,940,708       8.84        6.0          952,310       8.85
  9.99 to
 11.76..........   1,111,392      10.91        6.5          541,908      10.89
 11.77 to
 14.88..........   3,803,020      14.02        6.6        2,503,100      13.90
 14.89 to
 19.97..........  13,127,514      18.89        7.5        6,474,486      18.56
 19.98 to
 24.93..........  11,816,100      21.59        7.3        9,452,060      21.79
 24.94 to
 29.87..........  11,129,338      28.17        8.3        3,251,948      28.11
 29.88 to
 31.80..........   5,405,046      31.41        7.1        5,363,162      31.41
 31.81 to
 34.42..........   2,518,496      32.77        8.7          933,536      32.97
 34.43 to
 44.62..........  11,518,704      36.79        9.0        1,727,126      38.63
 44.63 to
 50.00..........   9,007,113      49.35        9.3        6,545,044      49.67
 50.01 to
 52.01..........   2,957,886      50.99        9.5        2,934,158      51.00
 52.02 to
 73.30..........   2,914,516      59.58        5.9        2,078,414      60.90
                  ----------                             ----------
  Total           85,991,267                             49,778,886
                  ==========                             ==========

    As a result of the merger with USSC, approximately 14.2 million options which were not previously exercisable became immediately exercisable on October 1, 1998. Upon consummation of the merger with AMP on April 2, 1999, approximately 7.8 million options became immediately exercisable due to the change in ownership of AMP resulting from the merger.

    STOCK-BASED COMPENSATION--SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to measure compensation cost in connection with executive share option plans and schemes using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has decided to continue to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted consistent with the provisions of SFAS 123, the Company's pro forma net income (loss) and pro forma net income (loss) per common share for Fiscal 1999, Fiscal 1998 and Fiscal 1997 would have been as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
Net income (loss)--pro forma (in millions)........   $821.6    $1,063.3   $(428.7)
Net income (loss) per common share--pro forma
  Basic...........................................      .50         .67      (.29)
  Diluted.........................................      .49         .66      (.29)

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    The estimated weighted average fair value of Tyco and AMP options granted during Fiscal 1999 was $12.13 and $7.11, respectively, on the date of grant using the option-pricing model and assumptions referred to below. The estimated weighted average fair value of Tyco, USSC and AMP options granted during Fiscal 1998 was $8.24, $6.79 and $5.98, respectively, on the date of grant using the option-pricing model and assumptions referred to below. The estimated weighted average fair value of Tyco, Former Tyco, Inbrand, USSC and AMP options granted during Fiscal 1997 was $6.08, $4.78, $18.59, $7.15 and $9.27, respectively, on the date of grant using the option-pricing model and assumptions referred to below. There were no stock option grants for Keystone in Fiscal 1997.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for Fiscal 1999:

                                                            TYCO         AMP
                                                         ----------   ---------
Expected stock price volatility........................         30%         27%
Risk free interest rate................................       5.15%       5.07%
Expected annual dividend yield per share...............       $0.05       1.25%
Expected life of options...............................   4.2 years   6.5 years

    The following weighted average assumptions were used for Fiscal 1998:

                                                TYCO         USSC         AMP
                                             ----------   ----------   ----------
Expected stock price volatility............         22%          39%          27%
Risk free interest rate....................       5.62%        5.40%        5.50%
Expected annual dividend yield per share...       $0.05        $0.11        1.25%
Expected life of options...................     5 years    4.2 years    6.5 years

    The following weighted average assumptions were used for Fiscal 1997:

                                                       FORMER
                                           TYCO         TYCO       INBRAND        USSC         AMP
                                        ----------   ----------   ----------   ----------   ---------
Expected stock price volatility.......         22%          22%          55%          34%         25%
Risk free interest rate...............       6.07%        6.34%        6.26%        6.45%       6.49%
Expected annual dividend yield per           $0.05        $0.05           --        $0.11       1.25%
  share...............................
Expected life of options..............     5 years      5 years    6.4 years    3.8 years   6.5 years

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of what the effects may be in future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    STOCK WARRANTS--During 1999 the Company had outstanding warrants to purchase common stock at per share exercise prices of $1.49 (the "A Warrants") and $1.99 (the "B Warrants"), respectively (together, the "Warrants"). The Warrants expired on July 7, 1999, at which time 6,960 A Warrants and 4,638 B Warrants remaining outstanding were forfeited. During Fiscal 1999, 175,464 A Warrants and 128,494 B Warrants were exercised. During Fiscal 1998, 62,794 A Warrants and 29,078 B Warrants were exercised. During Fiscal 1997, 73,064 A Warrants and 50,000 B Warrants were exercised.

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    In July 1996, as part of an agreement to combine with Republic
Industries, Inc. ("Republic"), ADT granted to Republic a warrant (the "Republic Warrant") to acquire 28,879,800 common shares of the Company at an exercise price of $10.39 per common share. Following termination of the agreement to combine with Republic, the Republic Warrant vested and was exercisable by Republic in the six month period commencing September 27, 1996. In March 1997, the Republic Warrant was exercised by Republic, and the Company received
$300 million in cash.

    TREASURY SHARES--From time to time the Company, through its subsidiaries, purchases shares in the open market to satisfy certain stock-based compensation arrangements. Such treasury shares are recorded at cost in the Consolidated Balance Sheets. During Fiscal 1998, certain executives sold approximately
5.2 million common shares to the Company at the shares' then fair market value. The executives used the after-tax proceeds from this sale primarily to repay loans that the Company had made to the executives for the payment of taxes that were due on the vesting of grants to the executives of shares of restricted stock.

    DIVIDENDS--Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 1997. Prior to the merger with ADT, Former Tyco paid a quarterly cash dividend of $0.0125 in Fiscal 1997. ADT paid no dividends on its common shares in Fiscal 1997. USSC paid quarterly dividends of $0.04 per share in Fiscal 1998 and Fiscal 1997. AMP paid dividends of $0.27 per share in the first two quarters of Fiscal 1999, $0.26 per share in the first quarter of Fiscal 1998, $0.27 per share in the last three quarters of Fiscal 1998 and $0.26 per share in each of the three quarters in Fiscal 1997.

11. COMPREHENSIVE INCOME

    During the first quarter of Fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity, other than transactions with shareholders. Total comprehensive income (loss) is included in the Consolidated Statements of Shareholders' Equity, and the components of accumulated other comprehensive income (loss) are as follows:

                                                                                             ACCUMULATED
                                                   CURRENCY      UNREALIZED      MINIMUM        OTHER
                                                  TRANSLATION    GAIN (LOSS)     PENSION    COMPREHENSIVE
                                                     ITEMS      ON SECURITIES   LIABILITY   INCOME (LOSS)
                                                  -----------   -------------   ---------   -------------
                                                                       (IN MILLIONS)
Balance at December 31, 1996....................    $  66.3         $  8.9       $  (2.4)      $  72.8
  Current period change, gross..................     (230.3)           1.2         (17.0)       (246.1)
  Income tax benefit............................       26.9            0.7           8.8          36.4
                                                    -------         ------       -------       -------
Balance at September 30, 1997...................     (137.1)          10.8         (10.6)       (136.9)
  Current period change, gross..................      (45.0)         (21.5)        (24.6)        (91.1)
  Income tax benefit............................        8.3            5.9           9.9          24.1
                                                    -------         ------       -------       -------
Balance at September 30, 1998...................     (173.8)          (4.8)        (25.3)       (203.9)
  Current period change, gross..................     (277.8)          18.6           5.2        (254.0)
  Income tax benefit (expense)..................       19.5           (6.0)         (5.7)          7.8
                                                    -------         ------       -------       -------
Balance at September 30, 1999...................    $(432.1)        $  7.8       $ (25.8)      $(450.1)
                                                    =======         ======       =======       =======

                            TYCO INTERNATIONAL LTD.

11. COMPREHENSIVE INCOME (CONTINUED)

    Certain prior year amounts within shareholders' equity have been reclassified as accumulated other comprehensive income (loss) to comply with the reporting requirements of SFAS No. 130.

12. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    Charges for the impairment of long-lived assets are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Telecommunications and Electronics..........................   $259.0     $   --     $   --
Healthcare and Specialty Products...........................     76.0         --         --
Fire and Security Services..................................       --         --      118.8
Flow Control Products.......................................       --         --       29.6
                                                               ------     ------     ------
                                                               $335.0     $   --     $148.4
                                                               ======     ======     ======

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Under SFAS 121 impairment losses are recognized when expected future cash flows are less than the assets' carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

    1999 CHARGES

    The Telecommunications and Electronics segment recorded a charge of $259.0 million in Fiscal 1999, which includes $198.2 million related to the write-down of property, plant and equipment, primarily manufacturing and administrative facilities, associated with AMP's worldwide operations and the combination of facilities as a result of its merger with the Company. It also includes an impairment in the value of goodwill and other intangibles of $60.8 million resulting from the combination of AMP's electronics business with that of the Company and AMP's existing profit improvement plan.

    The Healthcare and Specialty Products segment recorded a charge of $76.0 million in Fiscal 1999 primarily relating to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.

    1997 CHARGES

    The Fire and Security Services segment recorded a charge of $118.8 million in Fiscal 1997, which includes $98.8 million related to subscriber security systems installed at customers' premises in the United States and Canada, determined following a review of the carrying value of the assets. It also includes an impairment in the carrying value of goodwill of $20.0 million resulting from the combination of ADT's electronic security business with that of Former Tyco.

                            TYCO INTERNATIONAL LTD.

12. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

    The Flow Control Products segment recorded a charge of $29.6 million in Fiscal 1997 reflecting an impairment in the carrying value of goodwill resulting from the combination of Keystone's valve manufacturing and distribution business with that of Former Tyco.

13. EXTRAORDINARY ITEMS

    The extraordinary item in Fiscal 1999 of $45.7 million, net of tax benefit of $18.0 million, primarily relates to the write-off of net unamortized deferred financing costs related to the Company's debt tender offers (Note 4). The extraordinary item in Fiscal 1998 of $2.4 million, net of tax benefit of $1.2 million, was the write-off of unamortized deferred financing costs related to the LYONs (Note 4). During Fiscal 1997 the Company reacquired in the market certain of its long-term debt which was financed from cash on hand and borrowings under the Company's credit agreements. The extraordinary items in Fiscal 1997 of $58.3 million, net of tax benefit of $33.0 million, included the loss resulting from the reacquisition of these notes, and the write-off of unamortized deferred refinancing costs and other related fees.

14. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    The cumulative effect of accounting changes during Fiscal 1997 of $15.5 million, net of tax of $7.4 million, related to AMP changing the accounting practices used to develop inventory costs, including standardizing globally the definition of capacity used in determining overhead rates and changing its inventory costing methodology to include manufacturing engineering costs in inventory costs.

15. EARNINGS (LOSS) PER COMMON SHARE

    During the first quarter of Fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards issued by the International Accounting Standards Committee entitled "International Accounting Standards Earnings Per Share." Prior period earnings per common share data have been restated in accordance with the provisions of this statement.

    The reconciliations between basic and diluted earnings (loss) per common share are as follows:

                                        YEAR ENDED                        YEAR ENDED                     NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999                SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                              -------------------------------   -------------------------------   -------------------------------
                                                    PER SHARE                         PER SHARE                         PER SHARE
                               INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT       LOSS      SHARES     AMOUNT
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER
  COMMON SHARE:
Income (loss) before
  extraordinary items and
  cumulative effect of
  accounting changes........  $1,031.0   1,641.3      $ .63     $1,168.6   1,583.4      $ .74     $(348.5)   1,476.7      $(.24)
Stock options and
  warrants..................        --      23.3                              20.9                     --         --
Exchange of LYONs debt......       3.9      10.2                     7.2      20.4                     --         --
                              --------   -------                --------   -------                -------    -------

DILUTED INCOME (LOSS) PER
  COMMON SHARE:
Income (loss) before
  extraordinary items and
  cumulative effect of
  accounting changes plus
  assumed conversions.......  $1,034.9   1,674.8      $ .62     $1,175.8   1,624.7      $ .72     $(348.5)   1,476.7      $(.24)
                              ========   =======                ========   =======                =======    =======

    The computation of diluted income per common share in Fiscal 1999 and Fiscal 1998 excludes the effect of the assumed exercise of approximately 3.1 million and 23.8 million stock options, respectively, that were outstanding as of September 30, 1999 and 1998, because the effect would be anti-dilutive. The

                            TYCO INTERNATIONAL LTD.

15. EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

effect on diluted loss per common share in Fiscal 1997 resulting from the assumed exercise of all outstanding stock options and warrants and the exchange of outstanding LYONs is anti-dilutive.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    Merger, restructuring and other non-recurring charges are as follows:

                                                  1999           1998           1997
                                                --------       --------       --------
                                                            (IN MILLIONS)
Telecommunications and Electronics............  $  841.8(i)     $164.4         $   --
Healthcare and Specialty Products.............     431.4          92.5          161.4
Fire and Security Services....................     (11.5)           --          530.3
Flow Control Products.........................        --            --          256.2
                                                --------        ------         ------
                                                $1,261.7        $256.9         $947.9
                                                ========        ======         ======

------------------------

(i) Includes $78.9 million related to the write-down of inventory which is included in cost of sales.

    1999 CHARGES

    The Telecommunications and Electronics segment recorded merger, restructuring and other non-recurring charges of $841.8 million primarily related to the merger with AMP and costs associated with AMP's profit improvement plan. The following table provides information about these charges ($ in millions):

                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Fiscal 1999 charges....................   16,139     $ 433.7        87        $171.2     $236.9     $841.8
Fiscal 1999 activity...................   (8,410)     (359.2)      (45)        (75.4)    (129.3)    (563.9)
                                          ------     -------       ---        ------     ------     ------
Ending balance at September 30, 1999...    7,729     $  74.5        42        $ 95.8     $107.6     $277.9
                                          ======     =======       ===        ======     ======     ======

    The cost of announced workforce reductions of $433.7 million includes the elimination of 8,585 positions in the United States, 4,216 positions in Europe, 2,019 positions in the Asia-Pacific region and 1,319 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, research and development and sales and marketing personnel. Included in the severance charges of $433.7 million are enhanced pension and other post-retirement benefit costs of $136.2 million provided to terminated employees. The cost of facility closures of $171.2 million includes the shut-down and consolidation of 60 facilities in the United States, 16 facilities in Europe, 6 facilities in the Asia-Pacific region and 5 facilities in Canada and Latin America, consisting primarily of manufacturing plants, distribution centers, administrative buildings, research and development facilities and sales offices. At September 30, 1999, 8,410 employees had been terminated and 45 facilities had been shut down.

    The other charges of $236.9 million consist of transaction costs of $67.9 million for legal, printing, accounting, financial advisory services and other direct expenses related to the AMP merger; $78.9 million related to the write-down of inventory used in AMP's operations which is included in cost of sales; lease termination costs following the merger of $9.6 million; a credit of $50.0 million related to a litigation

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED)

settlement with AlliedSignal Inc. (Note 26); and other costs of $130.5 million relating to the consolidation of certain product lines and other non-recurring changes related to the AMP merger.

    The remaining balance at September 30, 1999 of $277.9 million consists of $232.0 million in other current liabilities and $45.9 million in other non-current liabilities. The Company currently anticipates that the restructuring and other non-recurring activities to which all of these charges relate will be substantially completed within Fiscal 2000, except for certain long-term contractual obligations.

    The Healthcare and Specialty Products segment recorded merger, restructuring and other non-recurring charges of $431.4 million, consisting of a $434.9 million charge primarily related to the merger with USSC and a $3.5 million credit representing a revision of estimates related to Tyco's 1997 restructuring/non-recurring accruals discussed below. The following table provides information about these charges ($ in millions):

                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Fiscal 1999 charges....................    1,467      $124.8        45        $ 51.8    $ 258.3    $ 434.9
Fiscal 1999 activity...................   (1,282)      (99.3)      (20)        (18.3)    (217.6)    (335.2)
                                          ------      ------       ---        ------    -------    -------
Ending balance at September 30, 1999...      185      $ 25.5        25        $ 33.5    $  40.7    $  99.7
                                          ======      ======       ===        ======    =======    =======

    The cost of announced workforce reductions of $124.8 million includes the elimination of 932 positions in the United States, 470 positions in Europe, 34 positions in Canada and Latin America and 31 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, sales and marketing, administrative and research and development personnel. The cost of facility closures of $51.8 million includes the shut-down and consolidation of 25 facilities in Europe, 9 facilities in the United States, 8 facilities in the Asia-Pacific region and 3 facilities in Canada and Latin America, consisting primarily of manufacturing plants, distribution centers, sales offices, administrative buildings and research and development facilities. At
September 30, 1999, 1,282 employees had been terminated and 20 facilities had been shut down.

    The other charges of $258.3 million consist of transaction costs of $53.3 million for legal, printing, accounting, financial advisory services and other direct expenses related to the USSC merger, lease termination costs following the merger of $156.8 million and other costs of $48.2 million relating to the consolidation of certain product lines and other non-recurring charges primarily related to the USSC merger.

    The remaining balance at September 30, 1999 of $99.7 million is included in other current liabilities. The Company currently anticipates that the restructuring and other non-recurring activities to which all of these charges relate will be substantially completed within Fiscal 2000, except for certain long-term contractual obligations.

    The Company recorded a credit of $15.0 million, including $11.5 million in the Fire and Security Services segment and $3.5 million in the Healthcare and Specialty Products segment referred to above, representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals. Most of the actions under Tyco's 1997 restructuring and other non-recurring plans are completed or near completion and have resulted in total estimated costs being less than originally anticipated.

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED)

    1998 CHARGES

    During the fourth quarter of Fiscal 1998, AMP recorded charges of $185.8 million associated with its profit improvement plan, which includes the reduction of support staff throughout all its business units and the consolidation of manufacturing plants and other facilities, in addition to certain sales growth initiatives. These charges include the cost of staff reductions of $172.1 million involving the voluntary retirement and involuntary termination of approximately 2,700 staff support personnel and 700 direct manufacturing employees, and the cost of consolidation of certain facilities of $13.7 million relating to six plant and facility closures and consolidations. At September 30, 1999, these restructuring activities were substantially completed. See Note 18 for discussion of the voluntary early retirement program.

    During the first quarter of Fiscal 1998, AMP recorded a credit of $21.4 million to merger, restructuring and other non-recurring charges representing a revision of estimates related to its 1996 restructuring activities, which were completed in Fiscal 1998.

    During the fourth quarter of Fiscal 1998, USSC recorded certain charges of $80.5 million. These charges include $70.9 million of costs to exit certain businesses representing the write down of assets from earlier purchases of technology that had minimal commercial application and the adjustment to net realizable value of certain assets. In addition, merger costs of $9.6 million were recorded that represent legal and insurance costs related to the merger consummated in the first quarter of Fiscal 1999. During the first quarter of Fiscal 1998, USSC recorded restructuring charges of $12.0 million related to employee severance costs, facility disposals and asset write-downs as part of USSC's cost cutting program. USSC substantially completed its 1998 restructuring activities during Fiscal 1999.

    1997 CHARGES

    In connection with the mergers consummated in Fiscal 1997 (Note 2), the Company recorded merger, restructuring and other non-recurring charges of $917.8 million. These charges include transaction costs of $239.8 million for legal, accounting, financial advisory services, severance and other direct costs related to the mergers. Also included are costs required to combine ADT's electronic security business, Keystone's valve manufacturing and distribution business and Inbrand's disposable medical products business with the related businesses of Former Tyco. These costs consist of the cost of workforce reductions of $130.3 million including the elimination of approximately 4,000 positions; the costs of combining certain facilities of $194.2 million involving the closure of 18 manufacturing facilities and the consolidation of sales and service offices, electronic security system monitoring centers, warehouses and other locations; the costs of disposing of excess equipment and other assets of $133.5 million; and other costs of $220.0 million relating to the consolidation of certain product lines, the satisfaction of certain liabilities and other non-recurring charges. Approximately $34.6 million of accrued merger and restructuring costs are included in other current liabilities and $41.1 million in other noncurrent liabilities at September 30, 1999. These restructurings are substantially complete. The remaining accruals primarily relate to future payments on non-cancellable lease obligations.

    During Fiscal 1997, USSC recorded restructuring charges of $5.8 million related primarily to employee severance costs associated with the consolidation of manufacturing and certain marketing operations, which was substantially completed during Fiscal 1998. USSC also recorded charges of $24.3 million during Fiscal 1997 for litigation and other related costs relative to patent infringement litigation, which was settled as of September 30, 1999.

                            TYCO INTERNATIONAL LTD.

17. COMMITMENTS AND CONTINGENCIES

    The Company occupies certain facilities under leases that expire at various dates through the year 2030. Rental expense under these leases and leases for equipment was $381.0 million, $331.7 million and $242.9 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. At September 30, 1999, the minimum lease payment obligations under noncancelable operating leases were as follows:
$405.3 million in Fiscal 2000, $211.6 million in fiscal 2001, $151.3 million in fiscal 2002, $117.3 million in fiscal 2003, $82.6 million in fiscal 2004 and an aggregate of $347.9 million in fiscal years 2005 through 2030.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with environmental remediation matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in an aggregate amount in the range of $35.6 million to $124.8 million. At September 30, 1999, the Company has concluded that the most probable amount that will be incurred within this range is $53.7 million, $29.4 million of such amount is included in accrued expenses and other current liabilities and $24.3 million is included in other long-term liabilities in the Consolidated Balance Sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for environmental matters of $53.7 million, the Company has concluded that its payment of such estimated amounts will not have a material effect on its financial position, results of operations or liquidity.

    The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

18. RETIREMENT PLANS

    The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which revises financial statement disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

    DEFINED BENEFIT PENSION PLANS--The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Contributions are based on periodic actuarial valuations which use the projected unit credit method of calculation and are charged to the consolidated statements of operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

professionally qualified actuaries in the countries concerned or is based on subsequent formal reviews for the purpose. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

    VOLUNTARY EARLY RETIREMENT PROGRAMS--In the fourth quarter of Fiscal 1998, AMP offered enhanced retirement benefits to targeted groups of employees. The cost of these benefits totaled $138.3 million and was recorded as part of AMP's fourth quarter restructuring charge. This amount has not been included in the determination of net periodic pension cost presented below. The net periodic pension (income) cost for all U.S. and non-U.S. defined benefit pension plans includes the following components:

                                                              U.S. PLANS
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN MILLIONS)
Service cost......................................  $  37.8    $  44.7    $  29.5
Interest cost.....................................     86.2       93.3       64.8
Expected return on plan assets....................    (96.1)    (109.9)     (75.6)
Recognition of initial net asset..................     (0.9)      (1.9)      (1.2)
Amortization of prior service cost................      3.0        3.2        1.4
Recognized net actuarial gain.....................     (0.6)      (7.1)      (0.9)
Curtailment/settlement gain.......................   (102.6)     (48.6)        --
                                                    -------    -------    -------
Net periodic benefit (income) cost................  $ (73.2)   $ (26.3)   $  18.0
                                                    =======    =======    =======

                                                            NON-U.S. PLANS
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN MILLIONS)
Service cost......................................  $  47.4    $  35.6    $  25.8
Interest cost.....................................     48.0       43.1       32.3
Expected return on plan assets....................    (56.8)     (53.6)     (39.3)
Recognition of initial net obligation.............      0.1         --        0.1
Amortization of prior service cost................      0.6        0.6       (0.2)
Recognized net actuarial loss (gain)..............      1.1       (0.8)       0.6
Curtailment/settlement loss.......................      1.2        6.7         --
                                                    -------    -------    -------
Net periodic benefit cost.........................  $  41.6    $  31.6    $  19.3
                                                    =======    =======    =======

    The curtailment/settlement gains in Fiscal 1999 relate primarily to the termination of employees at AMP and the freezing of AMP's pension plan. The curtailment/settlement gains in Fiscal 1998 relate primarily to the freezing of the ADT pension plan. These curtailment/settlement gains have been recorded in selling, general and administrative expenses.

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

    The net pension cost recognized at September 30, 1999 and 1998 for all U.S. and non-U.S. defined benefit plans is as follows:

                                                             U.S. PLANS          NON-U.S. PLANS
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
                                                            (IN MILLIONS)         (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year................  $1,191.8   $1,263.2   $  835.4   $ 717.4
Service cost...........................................      35.8       43.6       45.7      34.6
Interest cost..........................................      86.2       92.5       48.0      43.1
Employee contributions.................................        --         --        8.7       7.5
Plan amendments........................................       8.3        9.5        0.8       1.1
Actuarial (gain)/ loss.................................     (74.4)      77.1       28.1     107.6
Benefits paid..........................................     (68.8)    (374.4)     (49.2)    (39.8)
Acquisitions...........................................     190.9        5.1      404.9       5.3
Divestitures...........................................     (69.8)        --       (5.9)       --
Plan curtailments......................................    (136.3)     (28.7)     (10.7)    (30.9)
Plan settlements.......................................     (25.7)      (9.8)      (2.4)    (33.8)
Special termination benefits...........................       4.5      113.7        9.2      17.7
Currency translation adjustment........................        --         --       27.3       5.6
                                                         --------   --------   --------   -------
Benefit obligation at end of year......................  $1,142.5   $1,191.8   $1,339.9   $ 835.4
                                                         ========   ========   ========   =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........  $  997.4   $1,330.9   $  700.5   $ 697.8
Actual return on plan assets...........................     169.3       28.6       86.0      32.6
Employer contributions.................................      24.7       21.0       38.8      30.8
Employee contributions.................................        --         --        8.8       7.5
Acquisitions...........................................     155.8        4.3      376.9       2.0
Divestitures...........................................     (84.2)        --       (7.5)       --
Plan settlements.......................................     (25.7)      (9.8)      (2.4)    (33.9)
Benefits paid..........................................     (68.9)    (374.4)     (49.2)    (39.8)
Administrative expenses paid...........................      (2.6)      (3.2)      (1.8)     (1.4)
Currency translation adjustment........................        --         --       25.1       4.9
                                                         --------   --------   --------   -------
Fair value of plan assets at end of year...............  $1,165.8   $  997.4   $1,175.2   $ 700.5
                                                         ========   ========   ========   =======
Funded status..........................................  $   23.3   $ (194.4)  $ (164.7)  $(134.9)
Unrecognized net actuarial (gain)/ loss................    (128.8)      (7.5)      89.4      75.6
Unrecognized prior service cost........................       6.7       26.3        6.0       5.7
Unrecognized transition asset..........................      (5.1)      (5.6)      (4.5)     (3.1)
                                                         --------   --------   --------   -------
Net amount recognized..................................  $ (103.9)  $ (181.2)  $  (73.8)  $ (56.7)
                                                         ========   ========   ========   =======

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

                                                             U.S. PLANS          NON-U.S. PLANS
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
                                                            (IN MILLIONS)         (IN MILLIONS)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION
Prepaid benefit cost...................................  $   29.2   $   26.7   $  106.8   $  53.8
Accrued benefit liability..............................    (141.7)    (234.1)    (222.1)   (148.4)
Intangible asset.......................................       1.0        8.8        6.3       7.3
Accumulated other comprehensive income.................       7.6       17.4       35.2      30.6
                                                         --------   --------   --------   -------
Net amount recognized..................................  $ (103.9)  $ (181.2)  $  (73.8)  $ (56.7)
                                                         ========   ========   ========   =======

                                                        U.S. PLANS                  NON-U.S. PLANS
                                                  -----------------------       -----------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30,    1999           1998           1999           1998
------------------------------------------------  --------       --------       --------       --------
Discount rate.................................      7.75%          6.75%          5.65%          5.47%
Expected return on plan assets................      8.60           9.30           7.39           8.30
Rate of compensation increase.................      4.30           4.00           4.03           3.26

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $186.7 million, $173.4 million and $130.7 million, respectively, as of September 30, 1999 and $767.4 million, $643.7 million and $558.0 million, respectively, as of September 30, 1998.

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $563.5 million, $517.1 million and $314.6 million, respectively, as of September 30, 1999 and $430.9 million, $396.0 million and $265.4 million, respectively, as of September 30, 1998.

    The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $7.5 million, $1.7 million and $1.5 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

    DEFINED CONTRIBUTION RETIREMENT PLANS--The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and stock bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $73.2 million, $57.1 million and $43.1 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $6.9 million, $3.7 million and $2.2 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

    POST-RETIREMENT BENEFIT PLANS--The Company generally does not provide post-retirement benefits other than pensions for its employees. Certain of Former Tyco's acquired operations provide these benefits to employees who were eligible at the date of acquisition. In addition, ADT's electronic security services operation in the United States sponsors an unfunded defined benefit post-retirement plan which covers both salaried and non-salaried employees and which provides medical and other benefits. This post-retirement health care plan is contributory, with retiree contributions adjusted annually. The

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

Company recorded a gain of $8.8 million related to the curtailment of this plan in Fiscal 1998 which was included in selling, general and administrative expenses.

    AMP provides post-retirement health care coverage to qualifying U.S. retirees. As a result of the merger with Tyco, a $13.7 million adjustment was recorded to conform AMP's accounting method for post-retirement benefits to Tyco's method, regarding the initial recognition of such benefits upon adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

    In the second quarter of Fiscal 1999, AMP offered enhanced post-retirement benefits to terminated employees totaling $16.0 million, which was recorded as part of AMP's second quarter restructuring charge. This amount has not been included in the determination of net periodic benefit cost presented below.

    Net periodic post-retirement benefit cost reflects the following components:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Service cost (with interest)...........................   $ 3.5      $ 3.2      $ 2.0
Interest cost..........................................    12.0        9.5        7.0
Amortization of prior service cost.....................    (2.2)      (2.5)      (3.2)
Amortization of net (gain) loss........................    (0.7)      (1.4)       0.1
Curtailment gain.......................................    (5.8)      (8.8)        --
                                                          -----      -----      -----
Net periodic post-retirement benefit cost..............   $ 6.8      $  --      $ 5.9
                                                          =====      =====      =====

    The components of the accrued post-retirement benefit obligation, all of which are unfunded, are as follows:

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                       1999         1998
                                                     ----------   ----------
                                                          (IN MILLIONS)
Benefit obligation at beginning of year............   $ 174.1      $ 157.1
  Service cost.....................................       3.5          3.2
  Interest cost....................................      12.0         10.0
  Amendments.......................................       4.5         (2.6)
  Actuarial (gain) loss............................      (4.1)         8.8
  Acquisition......................................      11.2           --
  Curtailment gain.................................     (15.3)          --
  Special termination loss.........................        --          7.3
  Expected net benefits paid.......................     (17.8)        (9.4)
  Currency fluctuation loss (gain).................       0.1         (0.3)
                                                      -------      -------
Benefit obligation at end of year..................   $ 168.2      $ 174.1
                                                      =======      =======
  Funded status....................................   $(168.2)     $(174.1)
  Unrecognized net (gain) loss.....................     (24.5)         5.5
  Unrecognized prior service cost..................     (13.8)       (21.0)
                                                      -------      -------
  Accrued postretirement benefit cost..............   $(206.5)     $(189.6)
                                                      =======      =======

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

    For measurement purposes, in Fiscal 1999, a 8.5% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.75% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                    1-PERCENTAGE-    1-PERCENTAGE-
                                                    POINT INCREASE   POINT DECREASE
                                                    --------------   --------------
                                                             (IN MILLIONS)
Effect on total of service and interest cost
  components......................................        $0.3           $(0.3)
Effect on postretirement benefit obligation.......         5.9            (5.2)

    The combined weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% at September 30, 1999 (6.75% at September 30, 1998).

19. CONSOLIDATED SEGMENT DATA

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments. The Company's reportable segments are strategic business units that offer different products and services and are managed separately. Segment data has been presented on a basis consistent with how business activities are reported internally to management. Prior year amounts have been reclassified to conform with SFAS No. 131. The primary change relates to certain Flow Control Products business lines which were previously included in the Telecommunications and Electronics and Fire and Security Services segments. Certain corporate expenses were allocated to each operating segment's operating income (loss), based generally on net sales and other factors. For additional information, including a description of the products and services included in each segment, see Note 1.

    Selected information by industry segment is presented below.

                                                           AS AT AND       AS AT AND         NINE
                                                         FOR THE YEAR    FOR THE YEAR       MONTHS
                                                             ENDED           ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
                                                                         (IN MILLIONS)
Net sales:
  Telecommunications and Electronics...................     $ 7,711.2       $ 7,067.3      $ 4,842.5
  Healthcare and Specialty Products....................       5,742.7         4,672.4        2,869.9
  Fire and Security Services...........................       5,534.0         4,393.5        2,892.2
  Flow Control Products................................       3,508.6         2,928.5        2,137.9
                                                            ---------       ---------      ---------
                                                            $22,496.5       $19,061.7      $12,742.5
                                                            =========       =========      =========

                            TYCO INTERNATIONAL LTD.

19. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                           AS AT AND       AS AT AND         NINE
                                                         FOR THE YEAR    FOR THE YEAR       MONTHS
                                                             ENDED           ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
                                                                         (IN MILLIONS)
Operating income (loss):
  Telecommunications and Electronics...................     $    73.2 (1)    $   671.4 (4)   $   263.7 (6)
  Healthcare and Specialty Products....................         878.6 (2)        389.3 (5)       308.1 (7)
  Fire and Security Services...........................         918.5 (3)        630.6        (332.5)(8)
  Flow Control Products................................         605.5           456.9            1.3 (9)
                                                            ---------       ---------      ---------
                                                              2,475.8         2,148.2          240.6
  Less: Corporate expenses.............................        (122.9)          (68.3)         (44.8)
       Goodwill amortization expense...................        (216.1)         (131.8)         (70.0)
                                                            ---------       ---------      ---------
                                                            $ 2,136.8       $ 1,948.1      $   125.8
                                                            =========       =========      =========

Total Assets:
  Telecommunications and Electronics...................     $10,728.2       $ 6,361.9
  Healthcare and Specialty Products....................       8,699.7         7,256.8
  Fire and Security Services...........................       8,224.1         6,606.2
  Flow Control Products................................       3,858.6         2,960.3
  Corporate............................................         851.0           255.5
                                                            ---------       ---------
                                                            $32,361.6       $23,440.7
                                                            =========       =========

Depreciation and Amortization:
  Telecommunications and Electronics...................     $   468.4       $   466.5      $   355.2
  Healthcare and Specialty Products....................         287.6           262.5          130.1
  Fire and Security Services...........................         417.2           269.8          205.5
  Flow Control Products................................         130.0           120.0           63.8
  Corporate............................................           8.0            18.9           19.6
                                                            ---------       ---------      ---------
                                                            $ 1,311.2       $ 1,137.7      $   774.2
                                                            =========       =========      =========

Capital Expenditures:
  Telecommunications and Electronics...................     $   488.5       $   520.2      $   339.2
  Healthcare and Specialty Products....................         235.9 (10)        202.9        160.8
  Fire and Security Services...........................         746.3           491.4          304.8
  Flow Control Products................................         135.1            92.6           58.3
  Corporate............................................          26.7            10.4            3.5
                                                            ---------       ---------      ---------
                                                            $ 1,632.5       $ 1,317.5      $   866.6
                                                            =========       =========      =========

------------------------

(1) Includes merger, restructuring and other non-recurring charges of $841.8 million, of which $78.9 million is included in cost of sales, and charges for the impairment of long-lived assets of $259.0 million primarily related to the merger with AMP and AMP's profit improvement plan.

                            TYCO INTERNATIONAL LTD.

19. CONSOLIDATED SEGMENT DATA (CONTINUED)

(2) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC, and a credit of $3.5 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.

(3) Includes a credit of $11.5 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.

(4) Includes restructuring and other non-recurring charges recorded by AMP of $185.8 million related to its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to AMP's 1996 restructuring activities.

(5) Includes non-recurring charges of $80.5 million primarily related to business exit costs and restructuring charges of $12.0 million related to USSC's operations.

(6) Includes a charge of $361.0 million related to the write-off of purchased research and development costs in connection with an acquisition.

(7) Includes charges of $131.3 million related to merger, restructuring and other non-recurring charges in connection with the Inbrand merger and $24.3 million for litigation and other related costs and $5.8 million for restructuring charges in USSC's operations.

(8) Includes charges of $530.3 million related to merger, restructuring and other non-recurring charges and $118.8 million related to the impairment of long-lived assets in connection with the merger of ADT and Former Tyco.

(9) Includes charges of $256.2 million related to merger, restructuring and other non-recurring charges and $29.6 million related to the impairment of long-lived assets in connection with the Keystone merger.

(10) Excludes $234.0 million related to the purchase of leased property in connection with the merger with USSC.

                            TYCO INTERNATIONAL LTD.

20. CONSOLIDATED GEOGRAPHIC DATA

    Selected information by geographic area is presented below.

                                           AS AT AND       AS AT AND         NINE
                                         FOR THE YEAR    FOR THE YEAR       MONTHS
                                             ENDED           ENDED           ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1999            1998            1997
                                         -------------   -------------   -------------
                                                         (IN MILLIONS)
Net sales:
  Americas (primarily U.S.)............     $14,409.0       $12,518.4      $ 8,127.7
  Europe...............................       5,362.4         4,431.4        2,995.5
  Asia-Pacific.........................       2,725.1         2,111.9        1,619.3
                                            ---------       ---------      ---------
                                            $22,496.5       $19,061.7      $12,742.5
                                            =========       =========      =========
Total Assets:
  Americas (primarily U.S.)............     $21,433.5       $16,465.0
  Europe...............................       6,963.7         4,874.0
  Asia-Pacific.........................       3,113.4         1,846.2
  Corporate............................         851.0           255.5
                                            ---------       ---------
                                            $32,361.6       $23,440.7
                                            =========       =========

21. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below.

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                       1999         1998
                                                     ----------   ----------
                                                          (IN MILLIONS)
Inventories:
  Purchased materials and manufactured parts.......   $  719.1     $  681.4
  Work in process..................................      774.2        729.8
  Finished goods...................................    1,355.8      1,198.8
                                                      --------     --------
                                                      $2,849.1     $2,610.0
                                                      ========     ========
Property, Plant and Equipment:
  Land.............................................   $  386.8     $  272.0
  Buildings........................................    2,414.0      2,013.0
  Subscriber systems...............................    2,703.3      2,171.5
  Machinery and equipment..........................    7,005.3      6,125.5
  Leasehold improvements...........................      224.4        264.5
  Construction in progress.........................      573.0        499.3
  Accumulated depreciation.........................   (5,984.4)    (5,241.5)
                                                      --------     --------
                                                      $7,322.4     $6,104.3
                                                      ========     ========

Accrued payroll and payroll related costs
  (including bonuses)..............................   $  723.5     $  526.2
                                                      ========     ========

                            TYCO INTERNATIONAL LTD.

22. SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Selected supplementary income statement information is presented below.

                                                                          NINE MONTHS
                                          YEAR ENDED      YEAR ENDED         ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1999            1998            1997
                                         -------------   -------------   -------------
                                                         (IN MILLIONS)
Research and development(i)............     $450.5          $511.4           $326.0
Advertising............................     $133.1          $110.8           $ 82.2

(i) The decrease in research and development expenses during Fiscal 1999 as compared to Fiscal 1998 was due to the exiting of certain research projects of non-core businesses at USSC, as well as the consolidation or closing of selected research and development facilities of AMP and USSC in connection with their integration into the Company during Fiscal 1999.

23. COMPARATIVE RESULTS (UNAUDITED)

    The change in year end resulted in Fiscal 1997 covering the nine month period ended September 30, 1997. The following unaudited financial information for the twelve months ended September 30, 1997 is presented to provide comparative results to those for Fiscal 1998 included in the Consolidated Statement of Operations.

                                                            TWELVE MONTHS ENDED
                                                             SEPTEMBER 30, 1997
                                                            --------------------
                                                            (IN MILLIONS, EXCEPT
                                                             PER SHARE AMOUNTS)
Net sales.................................................       $16,657.3
Gross profit..............................................         5,383.7
Operating income..........................................           131.0
Income taxes..............................................          (379.5)
Loss before extraordinary items and cumulative effect of
  accounting changes......................................          (300.5)
Extraordinary items, net of taxes.........................           (60.9)
Cumulative effect of accounting changes, net of taxes.....            15.5
Net loss..................................................          (345.9)
Basic loss per common share:
  Loss before extraordinary items and cumulative effect of
    accounting changes....................................       $    (.21)
  Extraordinary items, net of taxes.......................            (.04)
  Cumulative effect of accounting changes, net of taxes...             .01
  Net loss per common share...............................            (.24)
Diluted loss per common share:
  Loss before extraordinary items and cumulative effect of
    accounting changes....................................       $    (.21)
  Extraordinary items, net of taxes.......................            (.04)
  Cumulative effect of accounting changes, net of taxes...             .01
  Net loss per common share...............................            (.24)

                            TYCO INTERNATIONAL LTD.

24. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is presented below.

                                                YEAR ENDED SEPTEMBER 30, 1999
                                      --------------------------------------------------
                                      1ST QTR.(1)   2ND QTR.(2)   3RD QTR.(3)   4TH QTR.
                                      -----------   -----------   -----------   --------
                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...........................   $5,213.5      $5,238.7      $5,819.8     $6,224.5
Gross profit........................    1,811.9       1,850.9       2,047.1      2,381.0
(Loss) income before extraordinary
  items.............................     (107.7)        162.0         194.0        782.7
Net (loss) income(6)................     (110.1)        119.5         193.5        782.4
Basic (loss) income per common
  share:
  (Loss) income before extraordinary
    items...........................   $   (.07)     $    .10      $    .12     $    .47
  Net (loss) income per common
    share...........................       (.07)          .07           .12          .47
Diluted (loss) income per common
  share:
  (Loss) income before extraordinary
    items...........................   $   (.07)     $    .10      $    .12     $    .46
  Net (loss) income per common
    share...........................       (.07)          .07           .12          .46

                                                YEAR ENDED SEPTEMBER 30, 1998
                                       -----------------------------------------------
                                       1ST QTR.(4)   2ND QTR.   3RD QTR.   4TH QTR.(5)
                                       -----------   --------   --------   -----------
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales............................   $4,438.8     $4,561.8   $4,948.7    $5,112.4
Gross profit.........................    1,504.9      1,546.4    1,646.3     1,669.3
Income (loss) before extraordinary
  items..............................      389.3        399.8      400.1       (20.6)
Net income (loss)(6).................      388.4        399.5      399.1       (20.8)
Basic income (loss) per common share:
  Income (loss) before extraordinary
    items............................   $    .25     $    .26   $    .25    $   (.01)
  Net income (loss) per common
    share............................        .25          .26        .25        (.01)
Diluted income (loss) per common
  share:
  Income (loss) before extraordinary
    items............................   $    .25     $    .25   $    .24    $   (.01)
  Net income (loss) per common
    share............................        .25          .25        .24        (.01)

------------------------
(1) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC, and restructuring and other non-recurring charges of $182.1 million, of which $13.3 million is included in cost of sales, related to AMP's profit improvement plan.

(2) Includes restructuring and other non-recurring charges of $262.3 million, of which $25.0 million is included in cost of sales, and charges for the impairment of long-lived assets of $67.6 million related to AMP's profit improvement plan.

(3) Includes merger, restructuring and other non-recurring charges of $397.4 million, of which $40.6 million is included in cost of sales, and charges for the impairment of long-lived assets of $191.4 million, related to the merger with AMP and AMP's profit improvement plan. Also includes a credit of

                            TYCO INTERNATIONAL LTD.

24. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

    $15.0 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.

(4) Includes charges of $12.0 million for restructuring charges in USSC's operations and a $21.4 million credit to restructuring charges representing a revision of estimates related to AMP's 1996 restructuring activities.

(5) Includes non-recurring charges of $80.5 million primarily related to business exit costs in USSC's operations and charges of $185.8 million related to AMP's profit improvement plan.

(6) Extraordinary items relate principally to the Company's debt tender offers and the write off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

25. TYCO INTERNATIONAL GROUP S.A.

    Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, indirectly owns a substantial portion of the operating subsidiaries of the Company. During Fiscal 1999 and Fiscal 1998, TIG issued public debt securities (Note 4) which are fully and unconditionally guaranteed by the Company. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by the Company and the Company's belief that such information is not material to holders of the debt securities. The following presents unaudited consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented.

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                       1999         1998
                                                     ----------   ----------
                                                          (IN MILLIONS)
Total current assets...............................   $7,618.4     $6,639.5
Total non-current assets...........................   24,008.4     12,090.0
Total current liabilities..........................    6,845.1      5,519.5
Total non-current liabilities......................   10,553.9      6,401.5

                                                                          NINE MONTHS
                                          YEAR ENDED      YEAR ENDED         ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1999            1998            1997
                                         -------------   -------------   -------------
                                                         (IN MILLIONS)
Net sales..............................    $16,668.5       $13,535.3        $8,457.8
Gross profit...........................      6,451.4         4,800.4         2,950.7
Income (loss) before extraordinary
  items................................        631.7 (1)       693.9 (2)      (642.2)(3)
Net income (loss)(4)...................        586.0           691.5          (700.5)

------------------------
(1) Income before extraordinary items in Fiscal 1999 includes a credit of $15.0 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals, and merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the USSC merger.

(2) Income before extraordinary items in Fiscal 1998 includes non-recurring charges of $80.5 million and restructuring charges of $12.0 million related to USSC's operations.

(3) Loss before extraordinary items in Fiscal 1997 includes charges related to merger, restructuring and other non-recurring costs of $816.8 million and impairment of long-lived assets of $148.4 million,

                            TYCO INTERNATIONAL LTD.

25. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

    primarily related to the mergers and integration of ADT, Former Tyco, Keystone and Inbrand. Fiscal 1997 also includes a charge of $361.0 million for the write-off of purchased in-process research and development costs and charges of $24.3 million for litigation and other related costs, and $5.8 million for restructuring charges related to USSC's operations.

(4) Extraordinary items relate principally to the Company's debt tender offers and the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

26. UNSOLICITED TENDER OFFER AND DEFENSE

    In August 1998, AlliedSignal Inc. announced its intention to commence an offer to purchase all outstanding shares of AMP's common stock. This offer was rejected by the Board of Directors of AMP. AlliedSignal's offer was then amended twice in September 1998 to reduce the number of shares sought to be purchased. AMP incurred $15.9 million in fees in defending against AlliedSignal's bid, relating primarily to legal, public relations and financial consulting costs. In April 1999, AlliedSignal converted its AMP stock into Tyco common shares and reached a settlement with Tyco and AMP, under which AlliedSignal paid
$50 million to AMP, and all parties released all claims against each other related to AMP. This amount was recorded as a credit in the merger, restructuring and other non-recurring charges line in the Consolidated Statement of Operations for Fiscal 1999. See Note 16.

    In addition, in September 1998, AMP's Board of Directors authorized the establishment of a Flexitrust, a grantor trust, to hold shares of AMP's common stock. AMP expected to sell to the Flexitrust an aggregate of 25 million authorized but unissued shares of common stock. AMP also announced its intention to commence a self-tender offer for 30 million shares of its common stock. AMP estimated that the total funds required to complete the self-tender would have been approximately $1.7 billion, which AMP intended to source from a proposed $2.6 billion credit facility.

    In November 1998, AMP announced its intention to merge with Tyco, and at that time AMP's Board of Directors rescinded its authorization for a self-tender offer and the establishment of the Flexitrust. In addition, the debt intended to fund the self-tender was never used.

27. SUBSEQUENT EVENTS (UNAUDITED)

    On November 3, 1999, the Company announced that the Board of Directors had authorized the Company to reacquire up to 20 million of its common shares.

    On November 22, 1999, the Company consummated its acquisition of AFC Cable Systems, Inc. ("AFC Cable"), a manufacturer of prewired armor cable. AFC Cable shareholders received one Tyco share for each share of AFC Cable. The Company issued approximately 12.8 million common shares in this transaction valued at approximately $562.6 million. AFC Cable is being integrated within the Company's Flow Control Products segment. The Company is accounting for the acquisition as a purchase.

    On November 23, 1999, the Company consummated its acquisition of Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") from Siemens AG for approximately $1.1 billion in cash. Siemens EC, with annual sales of approximately $900.0 million, is the world market leader for relays and one of the world's leading providers of components to the communications, automotive, consumer and general industry sectors. Siemens EC is being integrated within the Company's Telecommunications and Electronics segment. The Company is accounting for the acquisition as a purchase.

                            TYCO INTERNATIONAL LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Telecommunications and Electronics, Healthcare and Specialty Products, Fire and Security Services and Flow Control Products.

    In September 1997, the Company changed its fiscal year end from December 31 to September 30. References to Fiscal 1999, Fiscal 1998 and Fiscal 1997 are to the twelve month fiscal years ended September 30, 1999 and 1998, and the transitional nine-month fiscal period ended September 30, 1997, respectively. The discussion below of the results of operations compare Fiscal 1999 to Fiscal 1998 and Fiscal 1998 to the twelve months ended September 30, 1997 (unaudited).

    In Fiscal 1999, the Company consummated two mergers that were accounted for under the pooling of interests method of accounting. The merger with United States Surgical Corporation closed on October 1, 1998, and the merger with AMP Incorporated closed on April 2, 1999. As required by generally accepted accounting principles, the Company restated its financial statements as if USSC and AMP had always been a part of the Company. The Company recorded as expenses during Fiscal 1999 costs directly associated with the USSC and AMP mergers and the costs of terminating employees and closing or consolidating facilities as a result of the mergers. The Company also expensed in Fiscal 1999 the costs of staff reductions and facility closings that AMP undertook as part of a plan to improve its profitability unrelated to the Company's merger with AMP. In Fiscal 1998, the Company expensed charges for staff reductions and facility closings under the AMP profit improvement plan and charges that USSC incurred to exit certain of its businesses. These are discussed in more detail under "Liquidity and Capital Resources" below.

    OVERVIEW

    Sales increased 18.0% during Fiscal 1999 to $22,496.5 million from $19,061.7 million in Fiscal 1998. Sales in Fiscal 1998 increased 14.4% compared to the twelve months ended September 30, 1997. Income (loss) before extraordinary items and cumulative effect of accounting changes was $1,031.0 million in Fiscal 1999, as compared to $1,168.6 million in Fiscal 1998 and $(300.5) million in the twelve months ended September 30, 1997. Income before extraordinary items for Fiscal 1999 included an after-tax charge of $1,341.5 million ($1,596.7 million pre-tax) related to the mergers with USSC and AMP and costs associated with AMP's profit improvement plan. Income before extraordinary items for Fiscal 1998 included an after-tax charge of $192.0 million ($256.9 million pre-tax) primarily related to AMP's profit improvement plan and costs incurred by USSC to exit certain businesses. Loss before extraordinary items and cumulative effect of accounting changes for the twelve months ended September 30, 1997 included an after-tax charge of $1,485.5 million ($1,670.4 million pre-tax) for merger and transaction costs, write-offs and integration costs primarily associated with the mergers of ADT, Former Tyco, Keystone and Inbrand.

    The following table details the Company's sales and earnings in Fiscal 1999, Fiscal 1998 and the twelve months ended September 30, 1997.

                                                                                                 (UNAUDITED)
                                                                                                TWELVE MONTHS
                                                                                                    ENDED
                                                                  FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                                                  -----------   -----------   ------------------
                                                                                  (IN MILLIONS)
Net sales...................................................       $22,496.5     $19,061.7        $16,657.3
                                                                   =========     =========        =========
Operating profit, before certain charges(i).................       $ 3,949.6(ii)  $ 2,336.8       $ 2,013.7
Merger, restructuring and other non-recurring charges.......        (1,261.7)       (256.9)        (1,283.3)
Impairment of long-lived assets.............................          (335.0)           --           (148.4)
Write-off of purchased in-process research and
  development...............................................              --            --           (361.0)
Amortization of goodwill....................................          (216.1)       (131.8)           (90.0)
                                                                   ---------     ---------        ---------
Operating income............................................         2,136.8       1,948.1            131.0
Interest expense, net.......................................          (485.6)       (245.3)          (170.4)
Other income................................................              --            --            118.4(iii)
                                                                   ---------     ---------        ---------
Pre-tax income before extraordinary items and cumulative
  effect of accounting changes..............................         1,651.2       1,702.8             79.0
Income taxes................................................          (620.2)       (534.2)          (379.5)
                                                                   ---------     ---------        ---------
Income (loss) before extraordinary items and cumulative
  effect of accounting changes..............................         1,031.0       1,168.6           (300.5)
Extraordinary items, net of taxes...........................           (45.7)         (2.4)           (60.9)
Cumulative effect of accounting changes, net of taxes.......              --            --             15.5
                                                                   ---------     ---------        ---------
Net income (loss)...........................................       $   985.3     $ 1,166.2        $  (345.9)
                                                                   =========     =========        =========

------------------------------
(i) This amount is the sum of the operating profits of the Company's four business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring charges, impairment of long-lived assets, write-off of purchased in-process research and development and amortization of goodwill.

(ii) Restructuring charges in the amount of $78.9 million related to the write-down of inventory have been deducted as part of cost of sales in the Consolidated Statement of Operations for Fiscal 1999. However, they have not been deducted as part of cost of sales for the purpose of calculating operating profit before certain charges in this table. These charges are instead included in the total merger, restructuring and other non-recurring charges.

(iii) Amount consists of $65.0 million related to a litigation settlement and $53.4 million related to the disposal of an equity investment by ADT.

    The operating profits and margins for the Company's four business segments that are presented in the following discussion are stated before deductions for merger, restructuring and other non-recurring charges related to business combinations accounted for under the pooling of interests method of accounting, charges for impairment of long-lived assets, in-process research and development charges and goodwill amortization. This is consistent with how management views the operating results of the individual segments.

    Operating profits improved in all segments in each of Fiscal 1999 and Fiscal 1998, with the exception of the Healthcare and Specialty Products segment in Fiscal 1998 for reasons that are discussed below. The operating improvements are the result of both increased revenues and enhanced margins. Increased revenues result from organic growth and from acquisitions that are accounted for under the purchase method of accounting. The Company enhances its margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. The Company regards charges that it incurs to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

    When the Company makes an acquisition, the acquired company is immediately integrated with the Company's existing operations. Consequently, the Company does not separately track the financial results of acquired companies. The year-to-year sales comparisons that are presented below include estimates of year-to-year sales growth that exclude the effects of acquisitions. These estimates assume that the acquisitions were made at the beginning of the relevant fiscal periods.

    SALES AND OPERATING PROFITS
       TELECOMMUNICATIONS AND ELECTRONICS

    The Company's Telecommunications and Electronics segment is comprised of:

    - Tyco Submarine Systems Ltd. ("TSSL"), which designs, manufactures, installs and maintains undersea fiber optic communications cable systems;

    - Tyco Electronics, including AMP, which designs and manufactures connectors, interconnection systems, touch screens and wireless systems, and Raychem, which develops and manufactures high-performance electronic components; and

    - Tyco Printed Circuit Group, which designs and manufactures printed circuits, backplanes and similar components.

    The AMP merger occurred in April 1999, but as required under the pooling of interests method of accounting, AMP's results have been included for all periods presented. The following table sets forth sales and operating profits and margins on the basis described above for the Telecommunications and Electronics segment:

                                                                          (UNAUDITED)
                                                                         TWELVE MONTHS
                                                                             ENDED
                                       FISCAL 1999     FISCAL 1998     SEPTEMBER 30, 1997
                                       -----------   ---------------   ------------------
                                                     ($ IN MILLIONS)
Sales................................   $7,711.2         $7,067.3           $6,304.9
Operating profits....................   $1,174.0         $  835.8           $  677.8
Operating margins....................       15.2%            11.8%              10.8%

    The 9.1% increase in sales in Fiscal 1999 over Fiscal 1998 for the Telecommunications and Electronics segment resulted in part from acquisitions. These included: the acquisition in May 1999 of Telecomunicaciones Marinas, S.A. ("Temasa"), included in TSSL; the acquisition in August 1999 of Raychem, included in Tyco Electronics; and the acquisition in July 1998 of Sigma Circuits, Inc., whose results were included in the Tyco Printed Circuit Group for all of Fiscal 1999, but only the final quarter of Fiscal 1998. Excluding the impact of Temasa, Raychem and Sigma Circuits, sales increased an estimated 5.1%.

    The 12.1% increase in sales in Fiscal 1998 over the twelve months ended September 30, 1997 was predominantly due to the acquisition of AT&T Corp.'s submarine systems business. The results of this business were included in the Company's operations for all of Fiscal 1998, but only from July 1997, the date of acquisition, in the 1997 period. Excluding the impact of this acquisition, sales increased an estimated 1.9%.

    The Telecommunications and Electronics segment also experienced organic growth in sales in Fiscal 1999 and Fiscal 1998 at TSSL and the Tyco Printed Circuit Group. This growth was offset in part by decreased sales at AMP. Prior to the Company's merger with AMP, AMP's sales had decreased every quarter, compared to the corresponding quarter in the prior year, since the quarter ended June 1997. AMP's pre-acquisition sales during the six months ended March 31, 1999 were $2,675.5 million, compared to sales of $2,843.6 million during the six months ended September 30, 1999.

    The 40.5% increase in operating profits in Fiscal 1999 compared with Fiscal 1998 was due to improved margins at AMP, the acquisition of Raychem, and higher sales volume at TSSL and the Tyco Printed Circuit Group. The improved operating margins in Fiscal 1999 compared with Fiscal 1998 were primarily due to the implementation of AMP's profit improvement plan, which was initiated in the fourth quarter of Fiscal 1998, cost reduction programs associated with the AMP merger, a pension curtailment/settlement gain and the acquisition of Raychem. For information on the implementation of the AMP profit improvement plan and the cost reduction programs related to the AMP merger, see Note 16 (1999

Charges and 1998 Charges) to the Consolidated Financial Statements. These improvements were partially offset by $253.4 million of certain costs in Fiscal 1999 at AMP prior to the merger with Tyco, including costs to defend the AlliedSignal Inc. tender offer, the write-off of inventory and other balance sheet write-offs and adjustments.

    The 23.3% increase in operating profits in Fiscal 1998 as compared with the twelve months ended September 30, 1997 was predominantly attributable to the inclusion of the operating results of the AT&T Corp.'s submarine systems business in all of Fiscal 1998 but only for the final three months of the 1997 period. The increase in operating margins in Fiscal 1998, compared with the 1997 period reflects higher incremental margins on increased sales at Tyco Printed Circuit Group. This was offset in part by slightly decreased margins at TSSL and AMP.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The Company's Healthcare and Specialty Products segment is comprised of:

    - Tyco Healthcare, which manufactures a wide variety of disposable medical products, including woundcare products, syringes and needles, sutures and surgical staples, incontinence products, electrosurgical instruments and laparoscopic instruments;

    - Tyco Plastics and Adhesives, which manufactures flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives and plastic garment hangers; and

    - ADT Automotive, which provides auto redistribution services.

    The Company's merger with USSC, which is included in Tyco Healthcare, occurred in October 1998. As required under the pooling of interests method of accounting, USSC's results have been included for all periods presented. The following table sets forth sales and operating profits and margins on the basis described above for the Healthcare and Specialty Products segment:

                                                                        (UNAUDITED)
                                                                       TWELVE MONTHS
                                                                           ENDED
                                        FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                        -----------   -----------   -------------------
                                                        ($ IN MILLIONS)
Sales.................................   $5,742.7       $4,672.4         $3,733.9
Operating profits.....................   $1,386.0       $  481.8         $  607.2
Operating margins.....................       24.1%          10.3%            16.3%

    The 22.9% increase in sales in Fiscal 1999 over Fiscal 1998, and the 25.1% increase in Fiscal 1998 over the twelve months ended September 30, 1997, were primarily the result of increased sales of Tyco Healthcare and, to a lesser extent, of Tyco Plastics and Adhesives and ADT Automotive. The increases for Tyco Healthcare were due to acquisitions and, to a lesser extent, organic growth. The acquisitions primarily responsible for the sales increase in Fiscal 1999 included: Valleylab, which was acquired in January 1998 and included in results for all of Fiscal 1999, but only part of Fiscal 1998; Sherwood-Davis & Geck ("Sherwood"), which was acquired in February 1998 and included in results for all of Fiscal 1999, but only part of Fiscal 1998; Confab, which was acquired in April 1998 and included in results for all of Fiscal 1999, but only part of Fiscal 1998; and Graphic Controls Corporation, which was acquired in October 1998. Excluding the contributions of Valleylab, Sherwood, Confab and Graphic Controls, sales for the segment increased an estimated 5.1% in Fiscal 1999 over Fiscal 1998.

    For Fiscal 1998, the acquisitions primarily responsible for the sales increase included Sherwood and Confab. Excluding the impact of these acquisitions, the sales increase for Fiscal 1998 over the twelve months ended September 30, 1997 was 5.8%.

    The substantial increase in operating profits and operating margins in Fiscal 1999 over Fiscal 1998 was due to improved margins and increased sales volume at Tyco Healthcare, whose margins were depressed in Fiscal 1998. The increase in Fiscal 1999 also reflected higher sales volume and better margins at Tyco Plastics and Adhesives and ADT Automotive. The Fiscal 1998 margins at Tyco Healthcare were brought down by fourth quarter results at USSC, which lowered sales of higher margin products to reduce excess inventory levels at distributors, and recorded increased costs, principally a $105.8 million accrual for special hospital education programs. Excluding these effects, management estimates that the increase in operating profits in Fiscal 1999 over Fiscal 1998 would have been 48.6% and the operating margin for the segment in Fiscal 1998 would have been 19.6%. The increase in margins for Fiscal 1999 above the 19.6% level was primarily attributable to the effects of the cost reduction programs associated with the USSC merger, including the termination of 1,282 employees and the consolidation or closure of 20 facilities. The effect of exiting businesses of Tyco Healthcare did not significantly impact operating margins or profits. For more information on the cost reduction programs related to the USSC merger, see Note 16 to the Consolidated Financial Statements.

    The decrease in operating profits and margins in Fiscal 1998 from the twelve months ended September 30, 1997 reflects decreased margins at USSC, particularly as a result of the factors impacting the Fiscal 1998 fourth quarter at USSC referred to above. The decreased USSC margins were partially offset in Fiscal 1998 by the acquisition of Sherwood, fixed cost reductions due to the integration of Sherwood, and increased volume and margins at Tyco Plastics and Adhesives and ADT Automotive. Excluding the effects of the above on sales and costs in the Fiscal 1998 fourth quarter at USSC, management estimates that operating profits would have increased by 53.7% in Fiscal 1998 as compared to the 1997 period.

    FIRE AND SECURITY SERVICES

    The Company's Fire and Security Services segment:

    - designs, installs and services a broad line of fire detection, prevention and suppression systems worldwide;

    - provides electronic security installation and monitoring services; and

    - manufactures and services fire extinguishers and related products.

    The following table sets forth sales and operating profits and margins on the basis described above for the Fire and Security Services segment:

                                                                        (UNAUDITED)
                                                                       TWELVE MONTHS
                                                                           ENDED
                                        FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                        -----------   -----------   -------------------
                                                        ($ IN MILLIONS)
Sales.................................   $5,534.0       $4,393.5         $3,832.0
Operating profits.....................   $  907.0       $  630.6         $  412.5
Operating margins.....................       16.4%          14.4%            10.8%

    The 26.0% increase in sales in Fiscal 1999 over Fiscal 1998 reflected increased sales worldwide in both the Company's electronic security services and its fire protection businesses. The increases were due both to a higher volume of recurring service revenues and the effects of acquisitions in the security services business. The acquisitions included: Holmes Protection, acquired in February 1998 and included in results for all of Fiscal 1999, but only part of Fiscal 1998; CIPE S.A. and Wells Fargo Alarm, both acquired in May 1998 and included in results for all of Fiscal 1999, but only part of Fiscal 1998; and Entergy Security

Corporation and Alarmguard Holdings, acquired in January and February, 1999, respectively. Excluding the impact of these acquisitions, the sales increase for the segment in Fiscal 1999 was an estimated 15.4%.

    The 14.7% sales increase in Fiscal 1998 over the twelve months ended September 30, 1997 was due to increased worldwide sales in the electronic security services business and higher sales volume in the North American fire protection businesses. The increases reflect a higher volume of recurring service revenues and, to a lesser extent, the impact of the Fiscal 1998 acquisitions. Excluding the effects of Holmes, CIPE and Wells Fargo, the sales increase for the segment in Fiscal 1998 was an estimated 7.3%.

    The 43.8% increase in operating profits in Fiscal 1999 over Fiscal 1998 reflects the worldwide increase in service volume, both in security services and fire protection, including the higher margins associated with recurring monitoring revenue. The increase in operating margins in Fiscal 1999 was principally due to increased volume of higher margin service and inspection work in the North American fire protection operations; increased volume due to economic improvements in the Asia-Pacific region; higher incremental margins in the European security operations from additions to the customer base; and cost reductions related to acquisitions.

    The 52.9% increase in operating profits in Fiscal 1998 over the twelve months ended September 30, 1997 was due to increases in service volume, including recurring monitoring revenue, in security operations worldwide and fire protection operations in North America. The increase in operating margins in Fiscal 1998 was due principally to higher margins in the security business worldwide and, to a lesser extent, to improved margins in the European fire protection business and cost reductions related to acquisitions.

    FLOW CONTROL PRODUCTS

    The Company's Flow Control Products segment:

    - manufactures and distributes pipe, fittings, valves, valve actuators, couplings and related products which are used to transport, control and measure the flow of liquids and gases;

    - manufactures and distributes fire sprinkler devices, specialty valves, plastic pipe and fittings used in commercial, residential and industrial fire protection systems; and

    - provides engineering and consulting services focusing on the design, construction and operation of water and wastewater facilities.

    The following table sets forth sales and operating profits and margins on the basis described above for the Flow Control Products segment:

                                                                       (UNAUDITED)
                                                                      TWELVE MONTHS
                                                                          ENDED
                                        FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                        -----------   -----------   ------------------
                                                       ($ IN MILLIONS)
Sales.................................   $3,508.6       $2,928.5         $2,786.5
Operating profits.....................   $  605.5       $  456.9         $  373.0
Operating margins.....................       17.3%          15.6%            13.4%

    The 19.8% sales increase in Fiscal 1999 over Fiscal 1998 reflects increased demand for valve products in Europe, increased sales at Earth Tech and the impact of acquisitions. These acquisitions included: Crosby Valve, acquired in July 1998 and included in results for all of Fiscal 1999, but only part of Fiscal 1998; Rust Environmental and Infrastructure, Inc., acquired by Earth Tech in September 1998 and included in results for all of Fiscal 1999, but less than a month in Fiscal 1998; and certain subsidiaries in the metals processing division of Glynwed International plc, acquired in March 1999.

    During August 1999, the Company completed the sale of certain businesses within this segment, including The Mueller Company, a manufacturer of fire hydrants, waterworks, valves and other components, and portions of Grinnell Supply Sales and Manufacturing, a manufacturer and distributor of commodity fittings and related products. Excluding the impacts of these acquisitions and divestitures, sales increased an estimated 11.3%.

    The 5.1% sales increase in Fiscal 1998 over the twelve months ended September 30, 1997 reflects increased demand for valve products in both North America and Europe, higher volume of pipe products, including those sold by Grinnell, and, to a lesser extent, the acquisition of Crosby Valve. Excluding the effect of this acquisition, the sales increase for the segment in Fiscal 1998 was an estimated 4.7%.

    The 32.5% increase in operating profits in Fiscal 1999 over Fiscal 1998 was primarily due to increased sales in the European flow control operations, North American valve products and Earth Tech. The increase in operating margins was principally due to cost containment programs that improved margins in the Company's North American pipe products business and the worldwide valve operations. The gain on the sale of the businesses in this segment did not significantly impact operating profits and margins in Fiscal 1999.

    The 22.5% increase in operating profits in Fiscal 1998 over the twelve months ended September 30, 1997 was due primarily to increased volume in the North American and European valve product operations and, to a lesser extent, in the North American pipe products business. The increase in operating margins was principally due to cost containment programs that improved margins at the North American and European valve operations.

    The effect of changes in foreign exchange rates during Fiscal 1999, Fiscal 1998 and the twelve months ended September 30, 1997 was not material to the Company's sales and operating profits.

    CORPORATE EXPENSES

    Corporate expenses were $122.9 million in Fiscal 1999 compared to $68.3 million in Fiscal 1998 and $56.8 million in the twelve months ended September 30, 1997. These increases were due principally to higher compensation expense under the Company's equity-based, incentive compensation plans due in part to an increase in the market value of the Company's stock price in Fiscal 1999, and an increase in corporate staffing to support and monitor the Company's expanding businesses and operations.

    AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased $84.3 million to $216.1 million in Fiscal 1999 compared with Fiscal 1998. Fiscal 1998 amortization of goodwill increased to $131.8 million from $90.0 million in the twelve months ended September 30, 1997. The increase in amortization of goodwill is due to the $6,923.3 million in consideration paid for acquisitions and acquisition related costs in Fiscal 1999, which resulted in goodwill and other intangibles of $5,807.9 million, and the $4,559.4 million in consideration paid for acquisitions and acquisition related costs in Fiscal 1998, which resulted in goodwill and other intangibles of $3,947.0 million.

    INTEREST EXPENSE, NET

    Interest expense, net, increased $240.3 million to $485.6 million in Fiscal 1999, as compared to Fiscal 1998, and increased $74.9 million to $245.3 million in Fiscal 1998, as compared to the twelve months ended September 30, 1997. These increases were due to higher average debt balances, as a result of monies borrowed to pay for acquisitions, partially offset by lower average interest rates. The weighted average rate of interest on all long-term debt during Fiscal 1999, Fiscal 1998 and Fiscal 1997 was 6.2%, 6.4% and 7.2%, respectively.

    EXTRAORDINARY ITEMS

    Extraordinary items in Fiscal 1999, Fiscal 1998 and the twelve months ended September 30, 1997 included net losses amounting to $45.7 million, $2.4 million and $60.9 million, respectively, relating primarily to the Company's tender offers for debt and the write-off of net unamortized deferred financing costs related to the LYONs. Further details are provided in Notes 4 and 13 to the Consolidated Financial Statements.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    The cumulative effect of accounting changes during Fiscal 1997 of $15.5 million related to the change in accounting practices used by AMP to develop its inventory costs, including standardizing globally the definition of capacity used in determining overhead rates and changing its inventory costing methodology to include manufacturing engineering costs in inventory costs.

    INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact related to merger, restructuring and other non-recurring charges, was 27.0% during Fiscal 1999 as compared to 30.6% in Fiscal 1998 and 32.3% in the twelve months ended September 30, 1997. The decreases in the effective income tax rates were primarily due to higher earnings in tax jurisdictions with lower income tax rates. Management believes that the Company will generate sufficient future income to realize the tax benefits related to its deferred tax assets. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax benefits, primarily tax loss carryforwards. See
Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of the Company's cash flow from operating activities and the use of a portion of that cash in the Company's operations in Fiscal 1999. Management refers to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                                  1999
                                                                  ----
                                                              (IN MILLIONS)
Operating profit, before certain charges....................    $ 3,949.6 (1)
Depreciation and amortization...............................      1,095.1 (2)
Net increase in deferred income taxes.......................        334.3
Less:
  Net increase in working capital...........................        (85.5)(3)
  Interest expense (net)....................................       (485.6)
  Income tax expense........................................       (620.2)
  Restructuring expenditures................................       (633.6)(4)
  Other (net)...............................................         (4.3)
                                                                ---------
Cash flow from operating activities.........................      3,549.8

Less:
  Capital expenditures......................................     (1,632.5)
  Dividends paid............................................       (187.9)
                                                                ---------
Free cash flow..............................................    $ 1,729.4
                                                                =========

------------------------------

(1) This amount is the sum of the operating profits of the four business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring charges, charges for the impairment of long-lived assets, and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property
    ($979.6 million) and amortization of intangible property other than goodwill ($115.5 million).

(3) This amount is net of $50.0 million received on the sale of accounts receivable.

(4) This amount is the sum of all cash paid out for (a) merger, restructuring and other non-recurring charges in connection with business combinations accounted for on a pooling of interests basis and (b) other restructuring and non-recurring charges taken by the pooled companies prior to their combination with the Company.

    In addition, during Fiscal 1999 the Company paid out $354.4 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    Business combinations are accounted for either on a pooling of interests basis or under the purchase accounting method. In Fiscal 1999, the Company made two business combinations, USSC and AMP, that were required to be accounted for on a pooling of interests basis. Under pooling of interests accounting, the merged companies are treated as if they had always been part of the Company, and their financial statements are included in the Company's Consolidated Financial Statements for all periods presented.

    At the time of each pooling of interests transaction, the Company establishes a reserve for transaction costs and the costs that the Company expects to incur in integrating the merged company within the relevant Tyco business segment. By integrating merged companies with the Company's existing businesses, the Company expects to realize operating synergies and long-term cost savings. Integration costs, which relate primarily to termination of employees and the closure of facilities made redundant, are detailed in Note 16 to the Consolidated Financial Statements. Reserves for merger, restructuring and other non-recurring items are taken as a charge against current earnings at the time the reserves are established. Amounts expended for merger, restructuring and other non-recurring costs are charged against the reserves as they are paid out. If the amount of the reserves proves to be greater than the costs actually incurred, any excess is credited against merger, restructuring and other non-recurring charges in the Consolidated Statement of Operations in the period in which that determination is made.

    In Fiscal 1999, the Company established merger, restructuring and other non-recurring reserves of $434.9 million in connection with its merger with USSC and $841.8 million in connection with its merger with AMP. At the beginning of the fiscal year, there existed merger, restructuring and other non-recurring reserves of $303.7 million related to pooling of interests transactions consummated in prior years and other restructuring charges taken by the merged companies prior to their combination with the Company. During Fiscal 1999, the Company paid out $633.6 million in cash and incurred $478.5 million in non-cash charges that were charged against these reserves. Also in Fiscal 1999, the Company determined that $15.0 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and deducted that amount from the merger, restructuring and other non-recurring charges for Fiscal 1999. At September 30, 1999, there remained $453.3 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $366.3 million is included in current liabilities and $87.0 million is included in long-term liabilities. The Company expects to pay out approximately $350.0 million in cash in Fiscal 2000 for merger, restructuring and other non-recurring expenses that will be charged against these reserves.

    All other business combination transactions completed in Fiscal 1999 were required to be accounted for under the purchase accounting method. At the time each purchase acquisition is made, the Company establishes a reserve for transaction costs and the costs of integrating each purchased company within the relevant Tyco business segment. The amounts of such reserves established in Fiscal 1999 are detailed in Note 3 to the Consolidated Financial Statements. These amounts are not charged against current earnings but are treated as additional purchase price consideration and have the effect of increasing the amount of goodwill recorded in connection with the respective acquisition. Indeed, management views these costs as the equivalent of additional purchase price consideration when it considers making an acquisition. If the amount of the reserves proves to be in excess of costs actually incurred, any excess goes to reduce the goodwill account that was established at the time the acquisition was made.

    In Fiscal 1999, the Company made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $6,923.3 million. Of this amount, $4,546.8 million was paid in cash (net of cash acquired), $1,449.6 million was paid in the form of Tyco common shares, and the Company assumed $926.9 million in debt. In connection with these acquisitions, the Company established purchase accounting reserves of $525.4 million for transaction and integration costs. At the beginning of Fiscal 1999, purchase accounting reserves were $505.6 million as a result of purchase accounting transactions made in prior years. During Fiscal 1999, the Company paid out $354.4 million in cash and incurred $16.3 million in non-cash charges against the reserves established during and prior to Fiscal 1999. Also in Fiscal 1999, the Company determined that $90.0 million of purchase accounting reserves related to acquisitions prior to Fiscal 1999 were not needed and reversed that amount against goodwill. At September 30, 1999, there remained $570.3 million in purchase accounting reserves on the Company's Consolidated Balance sheet, of which $408.0 is included in current liabilities and $162.3 million is included in long-term liabilities. The Company expects to pay out approximately $350.0 million in cash in Fiscal 2000 that will be charged against these purchase accounting reserves.

    The following details the Fiscal 1999 capital expenditures and depreciation by segment:

                                                         CAPITAL
                                                       EXPENDITURES   DEPRECIATION
                                                       ------------   ------------
                                                              (IN MILLIONS)
Telecommunications and Electronics...................    $  488.5        $446.2
Healthcare and Specialty Products....................       235.9(i)      179.3
Fire and Security Services...........................       746.3         262.2
Flow Control Products................................       135.1          87.0
Corporate............................................        26.7           4.9
                                                         --------        ------
Total................................................    $1,632.5        $979.6
                                                         ========        ======

(i) Excludes $234.0 million related to the purchase of leased property in connection with the merger with USSC.

    The Company continues to fund capital expenditures to improve the cost structure of its businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures for the Fire and Security Services segment significantly exceeded, and is expected to continue to significantly exceed, depreciation due to the large volume growth of new residential subscriber systems capitalized. The level of capital expenditures in the other segments is expected to increase moderately in Fiscal 2000. The source of funds for capital expenditures is expected to be cash from operating activities.

    The provision for income taxes in the Consolidated Statement of Operations for Fiscal 1999 was $620.2 million, but the amount of income taxes paid (net of refunds) during the year was only $209.7 million. After adjustment for deferred income taxes of acquired companies and other items, the net increase in deferred income taxes was $334.3 million. The increase in deferred income taxes is attributable primarily to current utilization of deductions on restructuring, other non-recurring charges and purchase accounting spending, other timing differences between book and tax recognition of income and expense, utilization of net operating loss and credit carryforwards, and the tax benefits of stock option exercises.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $85.5 million. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity in Fiscal 1999 as reflected in the increased sales over the prior year. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    In addition, the Company used $234.0 million of cash to purchase the USSC North Haven facilities and $637.8 million to purchase its own common shares. The Company repurchases its own shares from time to time in the open market to satisfy certain stock-based compensation arrangements, such as the exercise of stock options. In November 1999, the Company announced the authorization by its Board of Directors to reacquire up to 20 million of its common shares in the open market.

    The Company received proceeds of $926.8 million from the sale of certain businesses in the Flow Control Products and Healthcare and Specialty Products segments and $872.4 million from the exercise of common share options.

    The source of the cash used for acquisitions was primarily an increase in total debt and cash flows from operations. Goodwill and other intangible assets were $12,158.9 million at September 30, 1999, compared to $7,105.5 million at September 30, 1998. At September 30, 1999, the Company's total debt was $10,122.2 million, as compared to $6,239.7 million at September 30, 1998. This increase resulted principally from borrowings under the Company's commercial paper program, net proceeds of approximately $791.7 million from the issuance of private placement notes in October 1998, net proceeds received of approximately $1,173.7 million from the issuance of public debt in January 1999 and net proceeds received of approximately $2,080.3 million from the issuance of notes in August 1999. This increase was partially offset by the Company's tender offers for outstanding debt instruments with higher interest rates and the repayment of indebtedness under its bank credit agreement. For a full discussion of debt activity, see Note 4 to the Consolidated Financial Statements.

    Shareholders' equity was $12,332.6 million, or $7.30 per share, at September 30, 1999, compared to $9,901.8 million, or $6.11 per share, at September 30, 1998. The increase in shareholders' equity was due primarily to the issuance of approximately 32.4 million common shares valued at approximately $1,449.6 million for the acquisition of Raychem, net income of $985.3 million and proceeds of $872.4 million from the exercise of options and warrants. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 45% at September 30, 1999 and 39% at September 30, 1998. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 37% at September 30, 1999 and 32% at September 30, 1998.

    The Company believes that its cash flow from operations, together with its existing credit facilities and other credit arrangements, is adequate to fund its operations.

    BACKLOG

    At September 30, 1999, the Company had a backlog of unfilled orders of approximately $7,581.1 million, compared to a backlog of approximately $5,118.2 million at September 30, 1998. Backlog by industry segment is as follows (in millions):

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
Telecommunications and Electronics.................   $4,974.5     $2,951.1
Flow Control Products..............................    1,516.5      1,129.2
Fire and Security Services.........................      986.6        965.4
Healthcare and Specialty Products..................      103.5         72.5
                                                      --------     --------
                                                      $7,581.1     $5,118.2
                                                      ========     ========

    Backlog increased in each of the Company's business segments. Within the Telecommunications and Electronics segment, backlog increased principally due to contracts awarded to TSSL due to continually increasing demands for undersea fiber optic cable capacity. Within the Flow Control Products segment, backlog increased principally due to an increase in backlog at Earth Tech related to its water and wastewater facilities contracts. Within the Fire and Security Services segment, backlog increased principally due to an increase in backlog at the Company's worldwide security and European fire protection businesses. Within the Healthcare and Specialty Products segment, the increase resulted principally from an increase in demand for the products sold by Tyco Plastics and Adhesives.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates, foreign currency exchanges rates and certain commodity prices. In order to manage the volatility relating to its more significant market risks, the Company enters into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, commodity swaps and interest rate swaps. The Company does not anticipate any material changes in its primary market risk exposures in Fiscal 2000.

    The Company utilizes risk management procedures and controls in executing derivative financial instrument transactions. The Company does not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows, as well as commodity price exposures, are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counter-parties to derivative financial instruments are limited to financial institutions with at least an AA long-term credit rating.

    INTEREST RATE SENSITIVITY

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including long-term investments, debt obligations, interest rate swaps and currency swaps. For long-term investments, the table presents cash flows of principal payments (in millions) related to a subordinated, non-collateralized zero coupon loan note, based on the amortized cost of the investment as of September 30, 1999, and the associated fair value interest rate discount. For debt obligations, the table presents cash flows of principal repayment (in millions) and weighted average interest rates. For interest rate swaps and cross-currency swaps, the table presents notional amounts (in millions) and weighted average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars.

                                           FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                            2000       2001       2002       2003       2004
                                          --------   --------   --------   --------   --------
Long-term investment:
  Fixed Rate (British Pound)............      --          --         --         --     120.5
    Interest rate.......................                                                11.5%

Total debt:
  Fixed rate (US$)......................    15.8       769.3    1,302.7       10.0     169.8
    Average interest rate...............     7.8%        6.1%       6.8%       7.1%      6.7%
  Fixed rate (Yen)......................   127.3        17.3       34.3       18.3       6.9
    Average interest rate...............     1.7%        2.3%       2.2%       2.4%      2.0%
  Variable rate (US$)...................   865.0     1,984.7       44.1       22.3      10.7
    Average interest rate (i)...........     6.0%        5.7%       4.2%       4.4%      4.4%
  Variable rate (Yen)...................     4.7         5.7       14.1        5.6       3.3
    Average interest rate (i)...........     2.3%        2.3%       2.3%       2.3%      2.3%

Interest rate swap:
  Fixed to variable (US$)...............      --          --    1,000.0         --        --
    Average pay rate....................                            5.7%
    Average receive rate (i)............                            6.9%

Cross-currency swap:
  Receive US$ / Pay Japanese Yen (ii)...      --          --         --         --     150.0
  Pay Japanese Yen interest.............     6.9         6.9        6.9        6.9       3.4
  Receive US$ interest..................    10.1        10.1       10.1       10.1       5.0
    Pay rate............................     4.6%        4.6%       4.6%       4.6%      4.6%
    Receive rate........................     6.7%        6.7%       6.7%       6.7%      6.7%
  Receive US$ / Pay British Pound.......   208.2          --         --         --        --
  Pay British Pound interest............     6.7          --         --         --        --
  Receive US$ interest..................     6.9          --         --         --        --
    Average pay rate....................     5.5%
    Average receive rate................     5.6%
  Receive Japanese Yen / Pay US$........    89.7          --         --         --        --
    Pay variable (US$) rate (ii)........     6.1%
    Receive fixed (Yen) rate............     0.6%

                                                                    FAIR
                                          THEREAFTER    TOTAL      VALUE
                                          ----------   --------   --------
Long-term investment:
  Fixed Rate (British Pound)............        --       120.5      120.5
    Interest rate.......................
Total debt:
  Fixed rate (US$)......................   4,518.8     6,786.4    6,782.8
    Average interest rate...............       6.5%
  Fixed rate (Yen)......................      71.0       275.1      275.4
    Average interest rate...............       4.5%
  Variable rate (US$)...................      87.3     3,014.1    3,015.6
    Average interest rate (i)...........       3.9%
  Variable rate (Yen)...................      13.2        46.6       46.6
    Average interest rate (i)...........       2.3%
Interest rate swap:
  Fixed to variable (US$)...............     800.0     1,800.0      (66.9)
    Average pay rate....................       5.8%
    Average receive rate (i)............       6.1%
Cross-currency swap:
  Receive US$ / Pay Japanese Yen (ii)...        --       150.0      (22.2)(iii)
  Pay Japanese Yen interest.............        --        31.0
  Receive US$ interest..................        --        45.4
    Pay rate............................
    Receive rate........................
  Receive US$ / Pay British Pound.......        --       208.2        0.0 (iii)
  Pay British Pound interest............        --         6.7
  Receive US$ interest..................        --         6.9
    Average pay rate....................
    Average receive rate................
  Receive Japanese Yen / Pay US$........        --        89.7       (0.8)(iii)
    Pay variable (US$) rate (ii)........
    Receive fixed (Yen) rate............

------------------------------

(i) Weighted average variable interest rates are based on applicable rates as of September 30, 1999 per the terms of the contracts of the related financial instruments.

(ii) In March 1994, AMP entered into a cross-currency swap with a financial institution to hedge a portion of its net investment in its Japanese subsidiary.

(iii) The fair values of the cross-currency swaps included in the table reflect the portion of the fair values of the contracts that are attributable to the interest component of the contracts.

    EXCHANGE RATE SENSITIVITY

    The table below provides information about the Company's financial instruments that are sensitive to foreign currency exchange rates. These instruments include long-term investments, debt obligations, cross-currency swaps, forward foreign currency exchange contracts and currency options. For long-term investments, the table presents cash flows of principal payments (in millions) related to a subordinated, non-collateralized zero coupon loan note, based on the amortized cost of the investment as of September 30, 1999, and the associated fair value interest rate discount. For debt obligations, the table presents cash flows of principal repayment (in millions) and weighted average interest rates. For cross-currency swaps and forward foreign currency exchange contracts, the table presents notional amounts (in millions) and weighted average contractual exchange rates. For currency options, the table presents notional amounts (in millions) and weighted average contractual strike prices. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars.

                                           FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                            2000       2001       2002       2003       2004
                                          --------   --------   --------   --------   --------
Long-term investment:
  Fixed Rate (British Pound)............       --        --         --         --       120.5
    Interest rate.......................                                                 11.5%

Long-term debt:
  Fixed rate (Yen)......................    127.3      17.3       34.3       18.3         6.9
    Average interest rate...............      1.7%      2.3%       2.2%       2.4%        2.0%
  Variable rate (Yen)...................      4.7       5.7       14.1        5.6         3.3
    Average interest rate (i)...........      2.3%      2.3%       2.3%       2.3%        2.3%

Cross-currency swap:
  Receive US$ / Pay Japanese Yen (ii)...       --        --         --         --       150.0
    Contractual exchange rate
      (Yen/US$).........................       --        --         --         --      105.95
  Receive US$ / Pay British Pound.......    208.2        --         --         --          --
    Average contractual exchange rate...     1.58        --         --         --          --
  Receive Japanese Yen / Pay US$........     89.7        --         --         --          --
    Contractual exchange rate
      (Yen/US$).........................   111.50

Forward contracts:
  Receive US$ / Pay Australian Dollar...    224.3        --         --         --          --
    Average contractual exchange rate...     0.65        --         --         --          --
  Receive US$ / Pay British Pound.......    766.7        --         --         --          --
    Average contractual exchange rate...     1.59        --         --         --          --
  Receive US$ / Pay Canadian Dollar.....     49.6        --         --         --          --
    Average contractual exchange rate...     0.67        --         --         --          --
  Receive US$ / Pay Euro................  1,534.1        --         --         --          --
    Average contractual exchange rate...     1.07        --         --         --          --
  Receive US$ / Pay Japanese Yen........    142.6        --         --         --          --
    Average contractual exchange rate
      (Yen/US$).........................   103.62        --         --         --          --

Currency options:
  Receive US$ / Pay Euro................    100.0        --         --         --          --
    Average strike price................     1.00        --         --         --          --
  Receive US$ / Pay Japanese Yen........     60.0        --         --         --          --
    Average strike price (Yen/US$)......   119.75        --         --         --          --

                                                                    FAIR
                                          THEREAFTER    TOTAL      VALUE
                                          ----------   --------   --------
Long-term investment:
  Fixed Rate (British Pound)............       --        120.5     120.5
    Interest rate.......................
Long-term debt:
  Fixed rate (Yen)......................     71.0        275.1     275.4
    Average interest rate...............      4.5%
  Variable rate (Yen)...................     13.2         46.6      46.6
    Average interest rate (i)...........      2.3%
Cross-currency swap:
  Receive US$ / Pay Japanese Yen (ii)...       --        150.0       0.4 (iii)
    Contractual exchange rate
      (Yen/US$).........................       --
  Receive US$ / Pay British Pound.......       --        208.2      (8.8)(iii)
    Average contractual exchange rate...       --
  Receive Japanese Yen / Pay US$........       --         89.7       4.4 (iii)
    Contractual exchange rate
      (Yen/US$).........................
Forward contracts:
  Receive US$ / Pay Australian Dollar...       --        224.3      (0.7)
    Average contractual exchange rate...       --
  Receive US$ / Pay British Pound.......       --        766.7     (26.3)
    Average contractual exchange rate...       --
  Receive US$ / Pay Canadian Dollar.....       --         49.6      (1.2)
    Average contractual exchange rate...       --
  Receive US$ / Pay Euro................       --      1,534.1     (23.0)
    Average contractual exchange rate...       --
  Receive US$ / Pay Japanese Yen........       --        142.6      (1.5)
    Average contractual exchange rate
      (Yen/US$).........................       --
Currency options:
  Receive US$ / Pay Euro................       --        100.0       0.4
    Average strike price................       --
  Receive US$ / Pay Japanese Yen........       --         60.0       0.3
    Average strike price (Yen/US$)......       --

------------------------------

(i) Weighted average variable interest rates are based on applicable rates as of September 30, 1999 per the terms of the contracts of the related financial instruments.

(ii) In March 1994, AMP entered into a cross-currency swap with a financial institution to hedge a portion of its net investment in its Japanese subsidiary.

(iii) The fair values of cross-currency swaps included in the table reflect the portion of the fair values of the contracts that are attributable to the foreign currency component of the contracts.

    COMMODITY PRICE SENSITIVITY

    The table below provides information about the Company's financial instruments that are sensitive to changes in commodities prices. Total contract dollar amounts (in millions) and notional quantity amounts are presented for forward commodity contracts. Contract amounts are used to calculate the contractual payments quantity of the commodity to be exchanged under the contracts.

                                           FISCAL     FISCAL     FISCAL     FISCAL     FISCAL                              FAIR
                                            2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
                                          --------   --------   --------   --------   --------   ----------   --------   --------
Forward contracts:
  Copper
    Contract amount (US$)...............    25.7       18.6       2.3         --         --          --         46.6       6.8
    Contract quantity (in 000 metric
      tons).............................    16.1       11.6       1.4         --         --          --         29.1
  Gold
    Contract amount (US$)...............    33.0       20.6        --         --         --          --         53.6       5.6
    Contract quantity (in 000 ounces)...   120.0       75.0        --         --         --          --        195.0
  Zinc
    Contract amount (US$)...............     3.1        0.7        --         --         --          --          3.8       0.6
    Contract quantity (in 000 metric
      tons).............................     3.1        0.7        --         --         --          --          3.8

YEAR 2000 COMPLIANCE

    Year 2000 compliance programs and systems modifications were initiated by the Company in Fiscal 1997 in an attempt to ensure that these systems and key processes will remain functional. The Company has assessed the potential impact of the Year 2000 on date-sensitive information in computer software programs and operating systems in its product development, financial business systems and administrative functions, and is implementing strategies to avoid adverse implications. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier, customer and other third-party readiness. Review of the systems affecting the Company is progressing and the Company is continuing its implementation strategy. The costs of the Company's Year 2000 program to date have not been material, and the Company does not anticipate that the costs of any required modifications to its information technology or embedded technology systems will have a material adverse effect on its financial position, results of operations or liquidity.

    In the event that the Company or material third parties fail to complete their Year 2000 compliance programs successfully and on time, the Company's ability to operate its businesses, service customers, bill or collect its revenues or purchase products in a timely manner could be adversely affected. Although there can be no assurance that the conversion of the Company's systems will be successful or that the Company's key third-party relationships will have successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company has day-to-day operational contingency plans, and management has updated these plans for possible Year 2000 specific operational requirements.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently analyzing this new standard.

    In September 1999, the FASB issued an Exposure Draft on the accounting for "Business Combinations and Intangible Assets." If the provisions of the Exposure Draft as currently written were to be issued as a new accounting standard, the Company would no longer be able to use the pooling of interests method of accounting. All future acquisition activity would be accounted for using the purchase method which could result in an increase in goodwill and the associated amortization of goodwill above current levels.

CONVERSION TO THE EURO

    On January 1, 1999, 11 European countries began using the "euro" as their single currency, while still continuing to use their own notes and coins for cash transactions. Banknotes and coins denominated in euros are expected to be put in circulation and local notes and coins will cease to be legal tender during 2002. Tyco conducts a significant amount of business in these countries. Introduction of the euro has not resulted in any material adverse impact upon the Company.

FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the Year 2000 issue.

                            TYCO INTERNATIONAL LTD.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                          ADDITIONS
                                             BALANCE AT    CHARGED    ACQUISITIONS,
                                             BEGINNING       TO        DISPOSALS,                  BALANCE AT
DESCRIPTION                                   OF YEAR      INCOME       AND OTHER     DEDUCTIONS   END OF YEAR
-----------                                  ----------   ---------   -------------   ----------   -----------
Allowances for Doubtful Accounts:

  Nine Months Ended September 30, 1997.....    $135.5     $    37.6       $ 21.8      $   (36.0)     $158.9
  Fiscal Year Ended September 30, 1998.....     158.9          95.7        107.9          (44.9)      317.6
  Fiscal Year Ended September 30, 1999.....     317.6         141.8         (9.2)        (120.4)      329.8