Form 10-K405/A
period 1999-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2000-01-28
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

  THE ZURICH CENTRE, SECOND FLOOR, 90 PITTS BAY ROAD, PEMBROKE HM 08, BERMUDA
              (Address of registrant's principal executive office)

                                 441-292-8674*
                        (Registrant's telephone number)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                           ON WHICH REGISTERED
COMMON SHARES, PAR VALUE $0.20                                NEW YORK STOCK EXCHANGE
SERIES A FIRST PREFERENCE SHARE PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of voting common shares held by nonaffiliates of registrant was $65,402,003,745 as of January 21, 2000.

    The number of common shares outstanding as of January 21, 2000 was 1,690,078,585.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

See pages 20 to 24 in the original Form 10-K filed on December 13, 1999 for the exhibit index.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TYCO INTERNATIONAL LTD.

AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999

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

                                                  TYCO INTERNATIONAL LTD.

                                                  By:                /s/ MARK H. SWARTZ
                                                       ---------------------------------------------
                                                                       MARK H. SWARTZ
                                                        EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                                          OFFICER
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: January 28, 2000

                                  ATTACHMENT A

DIRECTORS

    Set forth below are the names, ages, positions and certain other information concerning the current Directors of Tyco as of December 30, 1999. Former Tyco refers to Tyco International Ltd., a Massachusetts corporation, that merged with a wholly-owned subsidiary of ADT Limited, a Bermuda company, in July 1997. In the merger, ADT Limited, as the continuing public company, changed its name to Tyco International Ltd.

                                                                                                       % OF
                                                                                                   OUTSTANDING
                                                                              NUMBER OF               COMMON
                                                                               COMMON                 SHARES
                                                                DIRECTOR    SHARES OWNED              OWNED
NAME, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS     AGE       SINCE     BENEFICIALLY(1)         BENEFICIALLY
--------------------------------------------------  ---------   --------   ---------------         ------------
L. Dennis Kozlowski............................        53         1997        9,114,308(2)             (12)
  Chairman of the Board, President and Chief
  Executive Officer (July 1997-present), Chairman
  of the Board, Former Tyco (January 1993-July
  1997); Chief Executive Officer, Former Tyco
  (July 1992-present); President, Former Tyco
  (1989-present); Director, Applied Power Inc.
  (control products) (July 1994-present);
  Director, Raytheon Company (electronic systems
  and equipment) (June 1995-present); Director, US
  Office Products Company (office products) (June
  1998-present); Director, Starwood Hotel &
  Resorts Worldwide, Inc. (hospitality and
  lodging) (April 1999-present)

Michael A. Ashcroft............................        53         1984        7,459,932(3)(13)         (12)
  Chairman, Carlisle Holdings Limited (services
  company) (1987-present); Chairman of the Board
  and Chief Executive Officer of ADT Limited
  (1984-July 1997)

Joshua M. Berman (4)...........................        61         1997          148,180(4)(13)         (12)
  Counsel to Kramer Levin Naftalis & Frankel LLP
  (counselors at law) (April 1985-present); Vice
  President, Tyco (July 1997-present); Director,
  Former Tyco (1967-1997)

Richard S. Bodman*+............................        61         1997           74,147(5)(13)         (12)
  Managing General Partner, AT&T Ventures LLC
  (venture capital) (May 1996-present); Senior
  Vice President, Corporate Strategy and
  Development, AT&T Corporation (communications)
  (August 1990-May 1996); Director, Internet
  Security Systems Group (May 1997-present);
  Director, Young & Rubicam, Inc. (advertising)
  (May 1998-present); Director, Former Tyco
  (1992-1997)

                                                                                                       % OF
                                                                                                   OUTSTANDING
                                                                              NUMBER OF               COMMON
                                                                               COMMON                 SHARES
                                                                DIRECTOR    SHARES OWNED              OWNED
NAME, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS     AGE       SINCE     BENEFICIALLY(1)         BENEFICIALLY
--------------------------------------------------  ---------   --------   ---------------         ------------
John F. Fort, III*+............................        58         1997          257,724(6)(13)         (12)
  Chairman of the Board, Former Tyco
  (1982-December 1992); Chief Executive Officer,
  Former Tyco (1982-June 1992); Director, Roper
  Industries Inc. (diversified products) (December
  1995-present); Director, Former Tyco (1982-1997)

Stephen W. Foss**..............................        57         1997          137,584(7)(13)         (12)
  Chairman, President and Chief Executive Officer,
  Foss Manufacturing Company, Inc. (manufacturer
  of synthetic fibers and non-woven fabrics)
  (1969-present); Director, Ameron International
  Corp. (diversified manufacturer) (1994-present);
  Director, Former Tyco (1983-1997)

Philip M. Hampton**+++.........................        67         1997           62,752(8)(13)         (12)
  Co-Managing Director, R. H. Arnold & Co.
  (investment bank) (April 1997-present); Chairman
  of the Board, Metzler Corporation (investment
  bank) (October 1989-March 1997); Director,
  Former Tyco (1985-1997)

James S. Pasman, Jr.*..........................        69         1992           20,314(9)(13)         (12)
  Director, CSAM Income Fund, Inc. (1988-present);
  Director, CSAM Strategic Global Income Fund,
  Inc. (1988-present); Director, BT Insurance
  Funds Trust (March 1996-present); Director,
  Education Management Corp. (August
  1997-present); Director, Warburg Pincus Funds
  (July 1999-present)

W. Peter Slusser**.............................        70         1992           21,482(10)(13)        (12)
  President, Slusser Associates, Inc. (investment
  banking firm) (1988-present); Director, Ampex
  Corporation (high performance television and
  data storage recording systems) (1992-present);
  Director, Sparton Corporation (anti-submarine
  warfare products and electronics) (1997-present)

Frank E. Walsh, Jr.**..........................        58         1997          319,947(11)(13)        (12)
  Chairman, Sandyhill Foundation (charitable
  organization) (August 1996-present); Chairman,
  Wesray Capital Corporation (investment firm)
  (October 1989-January 1996); Director, Former
  Tyco (1992-1997)

------------------------

*   Member of Audit Committee

**  Member of Compensation Committee

+   Member of Corporate Governance and Nominating Committee

++   Lead Director

(1) The amounts shown are the number of common shares owned beneficially as of December 30, 1999, based on information furnished by the persons named. Such amounts give effect to the two-for-one stock split distributed on October 21, 1999, effected in the form of a stock dividend. A person is deemed to be the beneficial owner of shares if such person, either alone or with others, has the power to vote or to dispose of such shares. Shares beneficially owned by a person include shares that the person has the right to acquire under stock options that were exercisable on December 30, 1999 or that become exercisable within 60 days after December 30, 1999. There were 1,694,762,623 common shares of the Company outstanding as of December 30, 1999.

(2) The amount shown includes 1,616,566 shares which are held by a family partnership of which Mr. Kozlowski is the sole general partner, including 40,000 shares that the partnership has the right to acquire through the exercise of stock options. The amount shown also includes 6,147,834 shares that Mr. Kozlowski has the right to acquire through the exercise of stock options. The amount shown excludes 2,000,000 options awarded to Mr. Kozlowski under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable on July 17, 2000, and 802,400 shares held in a charitable remainder trust, as to which Mr. Kozlowski disclaims beneficial ownership.

(3) The amount shown consists of 7,447,180 shares held by or on behalf of a company controlled by the trustee of a family trust in which Mr. Ashcroft is beneficially interested and 12,752 shares that Mr. Ashcroft has the right to acquire through the exercise of stock options.

(4) The amount shown includes 123,448 shares held in two charitable remainder trusts of which Mr. Berman is co-trustee and Mr. Berman and members of his immediate family are life beneficiaries. The amount shown also includes 20,180 shares that Mr. Berman has the right to acquire through the exercise of stock options. The law firm of Kramer Levin Naftalis & Frankel LLP has performed and during the current fiscal year will perform legal services for the Company.

(5) The amount shown includes 20,180 shares that Mr. Bodman has the right to acquire through the exercise of stock options.

(6) The amount shown includes 12,752 shares that Mr. Fort has the right to acquire through the exercise of stock options. The amount shown also includes 2,142 shares which are held by Mr. Fort as custodian for his child and 3,000 shares held by his spouse.

(7) The amount shown includes 20,180 shares that Mr. Foss has the right to acquire through the exercise of stock options. The amount shown also includes 42,856 shares which are held by the Foss Manufacturing Company Pension Plan and 15,000 shares which are held by the A.S. Foss Foundation.

(8) The amount shown includes 12,752 shares that Mr. Hampton has the right to acquire through the exercise of stock options.

(9) The amount shown includes 16,466 shares that Mr. Pasman has the right to acquire through the exercise of stock options.

(10) The amount shown includes 13,952 shares that Mr. Slusser has the right to acquire through the exercise of stock options.

(11) The amount shown includes 140,000 shares which are held by Waterville Partners, L.P., of which Mr. Walsh is a general partner and holds a limited partnership interest. The amount shown excludes 10,593 restoration options (see page 7), which will become exercisable on May 3, 2000.

(12) Less than 1%.

(13) The amounts shown do not include options awarded as director compensation for the fiscal year ending September 30, 2000, as follows: Mr. Ashcroft 9,110 options, Mr. Berman 9,110 options, Mr. Bodman 9,110 options, Mr. Fort 9,110 options, Mr. Hampton 9,110 options, Mr. Pasman 6,833 options,
    Mr. Slusser 5,957 options and Mr. Walsh 9,110 options. These options will become exercisable over a period ending October 17, 2000.

    The Board of Directors held seven meetings during fiscal 1999. Each director attended at least 75% of the number of meetings of the Board and the meetings of each committee on which he served.

    The Board has an Audit Committee, which reviews the internal controls of the Company. It meets with appropriate financial personnel as well as the Company's independent auditors. The Audit Committee reviews the scope and results of the professional services provided by the Company's independent auditors and the fees charged for such services and makes such recommendations to the Board as it deems appropriate, including recommendations as to the appointment of independent auditors. The Audit Committee met twice in fiscal 1999.

    The Board has a Compensation Committee, which sets the compensation and benefits of executive officers and key managers of the Company. The Compensation Committee had one official meeting and several informal discussion meetings in fiscal 1999.

    The Board has a Corporate Governance and Nominating Committee, which is responsible for evaluating the Board's structure, personnel and processes and makes recommendations to the full Board regarding nominations of individuals for election to the Board of Directors. The Committee will consider nominations submitted by shareholders. To recommend a nominee, a shareholder should write to the Vice President and Assistant Secretary of the Company at the Company's registered address in Pembroke, Bermuda. Any such recommendation must include the name and address of the candidate, a brief biographical description or statement of the qualifications of the candidate and the candidate's signed consent to being named as a nominee in the Company's proxy statement, if nominated, and to serve as a director if elected. Under the Company's Bye-Laws, generally no person is eligible for election to the office of director at any general meeting unless, not less than six and not more than 28 calendar days before the day of the meeting, there has been given to the Secretary notice in writing by a shareholder (not being the person to be proposed) entitled to attend and vote at the meeting and the signed consent of the nominee to serve as a director. Corporate Governance and Nominating Committee members communicated with one another informally, but did not hold a formal meeting in fiscal 1999.

    The Lead Director position, held by a non-employee director, is responsible for coordinating with the Chairman to establish the Board's agenda and the nomination of new directors and their committee assignments, coordinating the evaluation of the Chairman and all directors, and acting as the lead non-employee director.

SUMMARY OF DIRECTORS' COMPENSATION

    The Bye-Laws of the Company provide for shareholder approval of payment for ordinary services as a non-employee director in an amount exceeding $25,000 per annum. The Company's shareholders previously approved remuneration of up to $150,000 per annum for the Company's non-employee directors. Each director's total compensation package for the fiscal 2000 year is valued at $130,000, consisting of $65,000 in cash and, for all directors other than Mr. Kozlowski, stock options valued at $65,000 (utilizing the Black-Scholes option pricing model).

    Directors may make an irrevocable election each year to receive some or all of their annual cash compensation in one or more of the following forms:
(i) phantom Tyco common shares under a deferred compensation plan,
(ii) interest in a director's trust that is invested in Tyco common shares, or
(iii) stock options. Under the deferred compensation plan, each account is credited with an amount equal to the dividends that would have been earned on the shares if owned. Participants receive payments from their account in cash, in either a lump sum or up to ten annual installments. The lump sum is payable, at the prior election of the participant, a minimum of five years after deferral while a participant remains a member of the Board. For a participant who has ceased to be a director, the lump sum is payable, or the annual installments will commence, at the election of the participant, at any time after termination of service (or upon termination of service if a director is age 70 or older). Shares held in a director's account under the director's trust are owned by the director, may be voted by him and may be withdrawn or sold at any time. Any shares remaining in the account at the time the director terminates his service on the Board will be distributed to him at that time.

    The fiscal 1999 compensation package for directors (other than Mr. Kozlowski, who received $65,000 in cash for his services as director) was valued at $100,000. This compensation package consisted of $65,000 in cash and stock options valued at $35,000 (utilizing the Black-Scholes option pricing model). In October 1998, each director, other than Mr. Kozlowski, was granted a stock option to purchase 4,000 Tyco common shares at an exercise price of $22.43868 per share. Messrs. Berman, Bodman, Foss, Pasman, Slusser and Walsh elected to receive all or a portion of their cash compensation for fiscal 1999 in stock options, and were granted options to purchase 7,428, 7,428, 7,428, 3,714, 1,200 and 7,428 Tyco common shares, respectively, at an exercise price of $22.43868 per share.

    In October 1999, each director, other than Mr. Kozlowski, was granted a stock option, with respect to compensation for fiscal 2000, to purchase 4,555 Tyco common shares at an exercise price of $41.19735 per share.
Messrs. Ashcroft, Berman, Bodman, Fort, Foss, Hampton, Pasman, Slusser and Walsh elected to receive all or a portion of their cash compensation for fiscal 2000 in stock options, and were granted options to purchase 4,555, 4,555, 4,555, 4,555, 4,555, 4,555, 2,278, 1,402 and 4,555 Tyco common shares, respectively, at an exercise price of $41.19735 per share. Options are granted under the Tyco International Ltd. Long Term Incentive Plan and have a term of ten years from date of grant. The options that all non-employee directors receive as part of their compensation package will vest and become exercisable on September 30, 2000. The options that directors elect to receive in lieu of cash compensation are immediately vested, but not exercisable until one year from the grant date. The exercise price per share under all such options is equal to the fair market value of a Tyco common share at the time of grant. Each such option provides for an automatic grant of a restoration option to the extent a director uses Tyco common shares towards payment of his option exercise price.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THE COMPANY

    The following table sets forth the beneficial ownership of Tyco common shares by (i) those persons known by the Company to own beneficially more than 5% of Tyco's outstanding common shares; (ii) each of the executive officers named under "Executive Compensation" below, other than Mr. Kozlowski; and
(iii) all directors and executive officers of the Company as a group. See "Directors" on page 3 for the beneficial ownership of common shares by Mr. Kozlowski and the other directors of the Company.

                                                                 NUMBER OF
                                                               COMMON SHARES     % OF OUTSTANDING
                                                                   OWNED          COMMON SHARES
BENEFICIAL OWNER                                              BENEFICIALLY(1)   OWNED BENEFICIALLY
----------------                                              ---------------   ------------------
FMR Corp.(2)................................................    103,046,536              6.1%
  82 Devonshire Street
  Boston, Massachusetts 02109

Equitable Companies, Inc.(3)................................     98,408,694              5.8%
  1345 Avenue of the Americas, 39th Floor
  New York, New York 10105

Janus Capital Corp. (4).....................................     90,380,342              5.3%
  100 Fillmore Street, Suite 300
  Denver, Colorado 80206

Jerry R. Boggess............................................        581,203(5)             *

Neil R. Garvey..............................................        351,860(6)             *

Richard J. Meelia...........................................        830,567(7)             *

Mark H. Swartz..............................................      3,788,909(8)             *

All directors and executive officers as a group (17              24,456,850(9)           1.4%
  persons)..................................................

------------------------

*   Less than 1%

(1) The amounts and percentages shown are amounts and percentages owned beneficially as of December 30, 1999 (except for FMR Corp., Equitable Companies, Inc. and Janus Capital Corp., where the amounts and percentages are as of September 30, 1999), based on information furnished or publicly disclosed by the persons named. Such amounts give effect to the two-for-one stock split distributed on October 21, 1999, effected in the form of a stock dividend. A person is deemed to be the beneficial owner of shares if such person, either alone or with others, has the power to vote or to dispose of such shares. Shares beneficially owned by a person include shares that the person has the right to acquire under stock options that were exercisable on December 30, 1999 or that become exercisable within 60 days after December 30, 1999. There were 1,694,762,623 Tyco common shares outstanding as of December 30, 1999.

(2) In a Form 13F, with information as of September 30, 1999, FMR Corp., the parent company of the Fidelity Investments organization, reported that it had sole dispositive power over the total number of shares owned beneficially shown above, and sole voting power over 2,710,290 shares.

(3) In a Form 13F, with information as of September 30, 1999, Equitable Companies, Inc. reported that it had sole dispositive power over 96,434,864 shares, sole voting power over 48,161,852 shares, and shared voting power over 26,118,740 shares, all of which shares were held for the benefit of its clients in separate accounts.

(4) In a Form 13F, with information as of September 30, 1999, Janus Capital Corp. reported that it had shared voting power over 90,380,342 shares.

(5) The amount shown includes 365,547 shares that Mr. Boggess has the right to acquire through the exercise of stock options. The amount shown excludes options to purchase 683,333 shares awarded to Mr. Boggess under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on October 18, 2002.

(6) The amount shown includes 242,360 shares that Mr. Garvey has the right to acquire through the exercise of stock options. The amount shown excludes options to purchase 650,000 shares awarded to Mr. Garvey under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on October 18, 2002.

(7) The amount shown includes 586,031 shares that Mr. Meelia has the right to acquire through the exercise of stock options. The amount shown excludes options to purchase 683,333 shares awarded to Mr. Meelia under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on February 8, 2002.

(8) The amount shown includes 3,193,813 shares that Mr. Swartz has the right to acquire through the exercise of stock options. The amount shown also includes 318,188 shares held by a family partnership and 900 shares held in custody for his children. The amount shown excludes options to purchase 999,999 shares awarded to Mr. Swartz under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over a period ending on October 28, 2000.

(9) The amount shown includes 11,352,720 shares that these persons have the right to acquire through the exercise of stock options. The amount excludes options to purchase 7,043,224 shares awarded to these persons under the Tyco International Ltd. Long Term Incentive Plan, which will become exercisable over periods ranging from May 3, 2000 through October 18, 2002.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below presents the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company during fiscal 1999 (the "Named Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                           ANNUAL COMPENSATION (2)                    LONG-TERM COMPENSATION
                                    --------------------------------------   ----------------------------------------
                                                                                               SHARES
                                                                              RESTRICTED     UNDERLYING    LONG-TERM
NAME & PRINCIPAL                                     CASH         STOCK          STOCK          STOCK      INCENTIVE
POSITION                   YEAR       SALARY       BONUS(3)     BONUS (4)     AWARD(S)(5)      OPTIONS      PAYOUTS
----------------         --------   ----------   ------------   ----------   -------------   -----------   ----------
L. DENNIS KOZLOWSKI....    1999     $1,350,000    $3,200,000                  $25,707,178     6,621,834    6,508,125
  CHAIRMAN & CHIEF         1998      1,250,000     2,500,000                   20,140,000     3,832,800
  EXECUTIVE OFFICER,       1997      1,250,000     2,544,260                                  6,600,000    $
  TYCO INTERNATIONAL
  LTD.

JERRY R. BOGGESS.......    1999        500,000     3,381,782    $2,086,401                      198,236
  PRESIDENT, TYCO FIRE     1998        450,000     2,610,000     1,332,520                      100,000
  &                        1997        375,000       542,093                                    300,000
  SECURITY SERVICES

NEIL R. GARVEY.........    1999        425,000     1,940,000       570,996                      178,500
  PRESIDENT, TYCO          1998        400,000     1,675,000       787,313
  TELECOMMUNICATIONS       1997        256,000       501,500                                    300,000

RICHARD J. MEELIA......    1999        567,980     2,619,900     3,246,355                      790,564
  PRESIDENT, TYCO          1998        500,000     1,064,013     1,163,068                      100,000
  HEALTHCARE GROUP         1997        500,000       395,153                                    300,000

MARK H. SWARTZ.........    1999        750,000     1,600,000                   12,029,641     2,976,480
  EXECUTIVE VICE           1998        559,500     1,250,000                   10,070,000     2,764,666
  PRESIDENT AND CHIEF      1997        559,500     1,272,130                                  2,200,000    2,169,375
  FINANCIAL OFFICER,
  TYCO INTERNATIONAL
  LTD.


                               ALL
NAME & PRINCIPAL              OTHER
POSITION                 COMPENSATION (6)
----------------         ----------------
L. DENNIS KOZLOWSKI....  387,$001 901,002
  CHAIRMAN & CHIEF            108,125
  EXECUTIVE OFFICER,
  TYCO INTERNATIONAL
  LTD.
JERRY R. BOGGESS.......  282,713 143,621
  PRESIDENT, TYCO FIRE
  &
  SECURITY SERVICES
NEIL R. GARVEY.........  195,076 84,761
  PRESIDENT, TYCO               2,850
  TELECOMMUNICATIONS
RICHARD J. MEELIA......  137,829 149,477
  PRESIDENT, TYCO
  HEALTHCARE GROUP
MARK H. SWARTZ.........  150,014 256,878
  EXECUTIVE VICE               31,994
  PRESIDENT AND CHIEF
  FINANCIAL OFFICER,
  TYCO INTERNATIONAL
  LTD.

    SHARES HAVE BEEN RETROACTIVELY RESTATED TO GIVE EFFECT TO THE TWO-FOR-ONE STOCK SPLIT DISTRIBUTED ON OCTOBER 21, 1999, EFFECTED IN THE FORM OF A STOCK DIVIDEND.

------------------------

(1) The salary information presented for fiscal 1997 for the Named Officers reflects their annual salaries as of July 2, 1997, the date of the merger of ADT and Former Tyco, and other compensation and long-term incentives for the period from July 2, 1997 through the end of fiscal 1997, as they were not employees of ADT prior to the merger. The salary information for fiscal 1998 reflects annual salaries in effect on October 1, 1997.

   In September 1997, the Company changed its fiscal year end from December 31 to September 30. The change in year end resulted in a short fiscal year covering the nine month transition period from January 1 to September 30, 1997. References to fiscal 1999 and 1998 and fiscal 1997 refer to the twelve months ended September 30, 1999 and 1998 and the nine month transition period ended September 30, 1997, respectively.

(2) Under the Tyco Deferred Compensation Plan, the amount of total salary and bonus that has been deferred for fiscal 1999 is as follows: Mr. Boggess:
    $1,691,713; Mr. Garvey: $970,000; Mr. Meelia: $2,085,613; and Mr. Swartz:
    $1,975,000. None of the Named Officers had "Other Annual Compensation" in excess of $50,000.

(3) The bonus amounts shown in the table for Messrs. Kozlowski and Swartz reflect annual bonus payments that were based on Company performance during fiscal 1999, as determined using performance objectives established early in the fiscal year. The bonus amounts shown in the table for Messrs.

    Boggess, Garvey and Meelia reflect annual bonus payments that were based solely on the performance of their respective divisions of the Company during fiscal 1999, as determined using performance objectives established early in the fiscal year.

(4) For fiscal 1999, certain bonuses were payable in the form of shares of stock as follows: Mr. Boggess-50,644 shares, Mr. Garvey-13,860 shares, and Mr. Meelia-78,800 shares. The amount listed in the table reflects the fair market value of the shares ($41.19735) on the date shares vested
    (October 18, 1999). The recipient may elect to receive some or all of the value in cash in lieu of actual shares.

(5) The amounts shown are the value of restricted shares awarded to the named individuals as determined using specific performance criteria (E.G., increase in earnings per share that is a minimum of 17.5% over the prior year) established early in the fiscal year. Shares may also be subject to time-based vesting criteria. Any shares not vested within three years are forfeited. When shares vest, the recipient may elect to receive some or all of the value in cash in lieu of actual shares. Recipients of all restricted shares have the right to vote such shares and receive dividends. For fiscal 1999, the amount shown is based upon the market value of Tyco common shares on the date of the grant ($41.19735 on October 18, 1999). The shares vested on January 5, 2000.

(6) The amounts shown in the table reflect Company contributions made on behalf of the named individuals under the Company's qualified and non-qualified defined contribution plans, as follows:

                                                                   COMPANY
                             COMPANY MATCHING CONTRIBUTION       CONTRIBUTION
NAME                               (QUALIFIED PLAN)          (NON-QUALIFIED PLAN)
----                         -----------------------------   --------------------
Mr. Kozlowski.............              $ 5,366                    $234,675
Mr. Boggess...............               12,800                     226,800
Mr. Garvey................               10,137                     173,266
Mr. Meelia................                7,479                      92,617
Mr. Swartz................                8,073                      78,875

    Deferred compensation plan interest was credited to the individual's accounts as of December 31, 1998. The amount shown in the table for Mr. Kozlowski also includes interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $81,960 and director's fees of $65,000. The amount shown in the table for Mr. Boggess also includes interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $27,641 and a miscellaneous bonus in the amount of $10,000. The amounts shown in the table for Messrs. Garvey, Meelia and Swartz also include interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $11,673, $35,978, and $63,066, respectively.

OPTION GRANTS IN FISCAL 1999

    The following table shows all grants of stock options to the Named Officers during fiscal 1999 under the Tyco International Ltd. Long Term Incentive Plan ("LTIP"). Shares have been retroactively restated to give effect to the two-for-one stock split distributed on October 21, 1999, effected in the form of a stock dividend.

                                                                         INDIVIDUAL GRANTS
                                   ----------------------------------------------------------------------------------------------
                                       NUMBER OF        PERCENT OF TOTAL
                                       SECURITIES       OPTIONS GRANTED       EXERCISE                                GRANT DATE
                                   UNDERLYING OPTIONS   TO EMPLOYEES IN        PRICE              EXPIRATION            PRESENT
NAME                                    GRANTED         FISCAL YEAR (6)      ($/SHARE)               DATE              VALUE (7)
----                               ------------------   ----------------   --------------   -----------------------   -----------
L. Dennis Kozlowski..............     141,600(1)              0.47%        $     27.45330             (8)                      (8)
                                      584,000(1)              1.93               29.23095             (8)                      (8)
                                      120,400(1)              0.40               39.00000             (8)                      (8)
                                       40,000(2)(3)           0.13               44.62500           6/10/09           $   423,800
                                    2,305,114(3)              7.60               50.99245      7/17/07--10/22/08       27,626,791
                                    3,430,720(3)             11.32               49.99995           7/17/07            40,431,035

Jerry R. Boggess.................     150,000(4)              0.49               25.90210           10/1/08               729,000
                                       48,236(1)              0.16               29.23095          10/22/08               293,034

Neil R. Garvey...................     150,000(4)              0.49               25.90210           10/1/08               729,000
                                       28,500(1)              0.09               29.23095          10/22/08               173,138

Richard J. Meelia................     150,000(4)              0.49               25.90210           10/1/08               729,000
                                       40,564(1)              0.13               29.23095          10/22/08               246,426
                                      600,000(5)              1.98               36.83415           2/7/09              4,503,000

Mark H. Swartz...................     312,000(1)              1.03               29.23095             (8)                      (8)
                                      482,160(3)              1.59               50.99245           7/17/07             5,778,688
                                    2,182,320(3)              7.20               49.99995      7/17/07--10/22/08       25,718,641

    Certain options granted to the Named Officers include a restoration feature whereby participants receive options to replace exercised options, if the shares or share proceeds (1) are used to pay the exercise price of stock options,
(2) are applied to satisfy tax withholding obligations or repay indebtedness to the Company or (3) are sold by trusts for tax planning purposes. In certain cases, restoration options are granted to an executive who has returned vested restricted stock to the Company, enabling the executive to maintain the level of his equity interest in the Company. Since restoration options are granted at an exercise price which is equal to the market price of the Company's common shares on the day of grant, they are issued at an exercise price which is higher than the exercise price of the original grant or which equals the value of the shares turned in to the Company.

(1) Restored options having the following terms: granted at fair market value; immediately vested, but not exercisable for two months; term equal to ten years.

(2) Options transferred to and currently held by the KFT Family Partnership L.P.

(3) Restored options having the following terms: granted at fair market value; immediately vested, but not exercisable for two months; term equal to the remaining term of the options they replaced.

(4) Options granted at fair market value on the date of the grant, vesting 100% at the end of 3 years, and expiring ten years from the date of grant.

(5) Options granted at fair market value on the date of the grant, vesting one-third each year over a period of three years, and expiring ten years from the date of grant.

(6) Represent the percentage of all options granted in fiscal 1999 under the LTIP and the Tyco International Ltd. Long Term Incentive Plan II.

(7) All options are granted at an exercise price equal to the market value of the Company's common shares on the date of grant. Therefore, if there is no appreciation in that market value, no value will be realizable. As permitted by the rules of the United States Securities and Exchange Commission, the

    Company chose the Black-Scholes option pricing model to estimate the grant date present value of the options set forth in this table. The following assumptions were used: expected life of three years; interest rates of 4.18%-5.9%, which represent the yield of a zero coupon Treasury strip with a maturity date similar to the assumed exercise period; assumed annual volatility of underlying stock of 22.88%-24.06%, calculated based on 36 months of historical Tyco share price movement; quarterly dividend payment of $0.0125 per share; and the vesting of all options.

(8) Options transferred to a family partnership, which then exercised the options during fiscal 1999. The grant date present value for these options was $799,332, $3,547,800, and $1,033,032, respectively, for Mr. Kozlowski and $1,895,400 for Mr. Swartz.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

    Shown below is information with respect to aggregate option exercises by the Named Officers in the fiscal year ended September 30, 1999 and with respect to unexercised stock options held by them at September 30, 1999.

    Shares and options have been retroactively restated to give effect to the two-for-one stock split distributed on October 21, 1999, effected in the form of a stock dividend.

                                                           NUMBER OF SECURITIES
                                                                UNDERLYING               VALUE OF UNEXERCISED,
                           NUMBER OF                      UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS
                            SHARES                            FISCAL YEAR END         HELD AT FISCAL YEAR END (1)
                           ACQUIRED         VALUE       ---------------------------   ----------------------------
         NAME             ON EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-----------------------  -------------   ------------   -----------   -------------   ------------   -------------
L. Dennis Kozlowski....    6,312,400(2)  $139,739,099    5,735,834      2,000,000      $2,823,139     $63,333,200
                                                            40,000(3)                     247,914
Jerry R. Boggess.......           --                       281,576        316,666       8,412,693       8,980,442
Neil R. Garvey.........           --                       228,500        250,000       6,948,689       6,904,773
Richard J. Meelia......           --                       273,898        916,666       8,247,040      17,373,662
Mark H. Swartz.........    2,752,668(4)    62,802,959    2,664,480      1,333,332       1,795,831      41,867,925

------------------------

(1) Based on the market value of Tyco common shares on September 30, 1999 of $50.82285.

(2) Shares issued on exercise of options transferred by Mr. Kozlowski to the KFT Family Partnership L.P.

(3) Options held by the KFT Family Partnership L.P.

(4) Shares issued on exercise of options transferred by Mr. Swartz to the KMS Family Partnership L.P.

CERTAIN DEFINED BENEFIT PLANS

    Except for Messrs. Kozlowski and Swartz, the Company and its subsidiaries do not maintain any defined benefit or actuarial retirement plans ("pension plans") in which the Named Officers participate. Messrs. Kozlowski and Swartz participate in individual Executive Retirement Arrangements maintained by the Company (the "ERA"). Under the ERA, Mr. Kozlowski has a fixed lifetime benefit commencing at his normal retirement age of 65 that has a present value of $291,309 monthly. Mr. Swartz's fixed lifetime benefit at his normal retirement age of 65 has a present value of $133,796 monthly. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65.

EMPLOYMENT CONTRACTS, TERMINATION AGREEMENTS, CHANGE OF CONTROL ARRANGEMENTS

    None of the Named Officers has an employment contract, termination agreement, or change of control arrangement.

RELATED PARTY TRANSACTIONS

    Former Tyco established the 1983 Key Employee Corporate Loan Program, as amended, to encourage ownership of Tyco common shares by key employees. Loans are primarily used for the payment of taxes due as a result of the vesting of restricted stock.

    The Compensation Committee administers the loan program. The Compensation Commitee authorizes loans, which may not exceed the amount allowable under any regulation of the United States Treasury or other applicable statute or regulation. Loans may be required to be secured by Tyco common shares owned by the employee or may be unsecured. Loans generally bear interest at Tyco's incremental short-term borrowing rate (5.5% for 1999). Loans are generally repayable in ten years or when the participant reaches age 69, whichever occurs first, except that earlier payments must be made in the event that the participant's employment with the Company or its subsidiaries terminates. The participant is also required to make loan payments upon the sale or other disposition of Tyco common shares (other than gifts to certain family members) with respect to which loans have been granted.

    At September 30, 1999, the amount of loans outstanding under the loan program totaled $18,569,137, of which $0 was loaned to Mr. Kozlowski, $1,660,047 to Mr. Boggess, $304,363 to Mr. Garvey, $0 to Mr. Meelia, and $0 to Mr. Swartz. The largest amount of indebtedness since October 1, 1998 incurred by each of the Named Officers was: $52,688,249 for Mr. Kozlowski, $2,524,004 for Mr. Boggess, $1,153,645 for Mr. Garvey, $607,291 for Mr. Meelia, and $17,435,319 for
Mr. Swartz.