Form 10-K/A
period 1999-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2000-02-01
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 2 ON FORM 10-K/A
                                  TO FORM 10-K


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. /X/


    The aggregate market value of voting common shares held by nonaffiliates of registrant was $65,402,003,745 as of January 21, 2000.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TYCO INTERNATIONAL LTD.


AMENDMENT NO. 2 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999



    This Amendment No. 2 on Form 10-K/A is being filed to correct a printer transmission error in the "Long-Term Incentive Payouts" column of the Summary Compensation Table on page 10, and to clarify on the cover page that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. No other changes were made to Amendment No. 1 on Form 10-K/A filed on January 28, 2000.


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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Date: February 1, 2000

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

                         SUMMARY COMPENSATION TABLE(1)

                                        ANNUAL COMPENSATION (2)                LONG-TERM COMPENSATION
                                  ------------------------------------  -------------------------------------
                                                                                         SHARES
                                                                         RESTRICTED    UNDERLYING  LONG-TERM         ALL
NAME & PRINCIPAL                                  CASH        STOCK         STOCK        STOCK     INCENTIVE        OTHER
POSITION                    YEAR    SALARY      BONUS(3)    BONUS (4)    AWARD(S)(5)    OPTIONS     PAYOUTS    COMPENSATION (6)
----------------            ----  ----------  ------------  ----------  -------------  ----------  ----------  ----------------
L. DENNIS KOZLOWSKI.......  1999  $1,350,000   $3,200,000                $25,707,178   6,621,834                   $387,001
  CHAIRMAN & CHIEF          1998   1,250,000    2,500,000                 20,140,000   3,832,800                    901,002
  EXECUTIVE OFFICER,        1997   1,250,000    2,544,260                              6,600,000   $6,508,125       108,125
  TYCO INTERNATIONAL
  LTD.

JERRY R. BOGGESS..........  1999     500,000    3,381,782   $2,086,401                   198,236                    282,713
  PRESIDENT, TYCO FIRE &    1998     450,000    2,610,000    1,332,520                   100,000                    143,621
  SECURITY SERVICES         1997     375,000      542,093                                300,000

NEIL R. GARVEY............  1999     425,000    1,940,000      570,996                   178,500                    195,076
  PRESIDENT, TYCO           1998     400,000    1,675,000      787,313                                               84,761
  TELECOMMUNICATIONS        1997     256,000      501,500                                300,000                      2,850

RICHARD J. MEELIA.........  1999     567,980    2,619,900    3,246,355                   790,564                    137,829
  PRESIDENT, TYCO           1998     500,000    1,064,013    1,163,068                   100,000                    149,477
  HEALTHCARE GROUP          1997     500,000      395,153                                300,000

MARK H. SWARTZ............  1999     750,000    1,600,000                 12,029,641   2,976,480                    150,014
  EXECUTIVE VICE PRESIDENT  1998     559,500    1,250,000                 10,070,000   2,764,666                    256,878
  AND CHIEF FINANCIAL       1997     559,500    1,272,130                              2,200,000   2,169,375         31,994
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