Form 10-Q
period 1999-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2000-02-11
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of February 3, 2000 was 1,691,070,917.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets--December 31, 1999 (unaudited)
    and September 30, 1999..................................       1
  Consolidated Statements of Operations for the Quarters
    ended December 31, 1999 and 1998 (unaudited)............       2
  Consolidated Statements of Cash Flows for the Quarters
    ended December 31, 1999 and 1998 (unaudited)............       3
  Notes to Consolidated Financial Statements (unaudited)....    4-12
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   13-21
Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................      21

PART II--OTHER INFORMATION:
Item 1--Legal Proceedings...................................      22
Item 4--Submission of Matters to a Vote of Security
  Holders...................................................      25
Item 6--Exhibits and Reports on Form 8-K....................      26

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                  1999                1999
                                                              -------------      --------------
                                                              (IN MILLIONS, EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 1,230.1          $ 1,762.0
  Receivables, less allowance for doubtful accounts of
    $361.0 at December 31, 1999 and $329.8 at September 30,
    1999....................................................      5,022.0            4,582.3
  Contracts in process......................................        416.2              536.6
  Inventories...............................................      3,069.8            2,849.1
  Deferred income taxes.....................................        622.1              711.6
  Prepaid expenses and other current assets.................        778.0              721.2
                                                                ---------          ---------
                                                                 11,138.2           11,162.8
                                                                ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        520.2              386.8
  Buildings.................................................      2,410.2            2,414.0
  Subscriber systems........................................      2,822.5            2,703.3
  Machinery and equipment...................................      7,552.2            7,005.3
  Leasehold improvements....................................        263.5              224.4
  Construction in progress..................................        468.6              573.0
  Accumulated depreciation..................................     (6,152.7)          (5,984.4)
                                                                ---------          ---------
                                                                  7,884.5            7,322.4
                                                                ---------          ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................     13,985.2           12,158.9
LONG-TERM INVESTMENTS.......................................        406.8              269.7
DEFERRED INCOME TAXES.......................................        629.3              668.8
OTHER ASSETS................................................        762.8              779.0
                                                                ---------          ---------
    TOTAL ASSETS............................................    $34,806.8          $32,361.6
                                                                =========          =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....    $   973.3          $ 1,012.8
  Accounts payable..........................................      2,878.3            2,530.8
  Accrued expenses and other current liabilities............      3,303.5            3,599.7
  Contracts in process--billings in excess of costs.........      1,090.5              977.9
  Deferred revenue..........................................        267.0              258.8
  Income taxes..............................................        862.5              798.0
  Deferred income taxes.....................................          0.8                1.0
                                                                ---------          ---------
                                                                  9,375.9            9,179.0
                                                                ---------          ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................     10,514.6            9,109.4
OTHER LONG-TERM LIABILITIES.................................      1,264.2            1,236.4
DEFERRED INCOME TAXES.......................................        494.7              504.2

SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................           --                 --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,693,171,973 shares outstanding at December
  31, 1999 and 1,690,175,338 shares outstanding at September
  30, 1999, net of 19,944,274 and 11,432,678 shares owned by subsidiaries at December 31, 1999 and September 30, 1999,
  respectively..............................................        338.6              338.0
Capital in excess:
  Share premium.............................................      4,917.0            4,881.5
  Contributed surplus, net of deferred compensation of $30.5
    at December 31, 1999 and $30.7 at September 30, 1999....      3,700.5            3,607.6
Accumulated earnings........................................      4,725.5            3,955.6
Accumulated other comprehensive loss........................       (524.2)            (450.1)
                                                                ---------          ---------
                                                                 13,157.4           12,332.6
                                                                ---------          ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $34,806.8          $32,361.6
                                                                =========          =========

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
NET SALES...................................................  $6,638.8    $5,213.5
Cost of sales...............................................   4,191.9     3,401.6
Selling, general and administrative expenses................   1,242.9     1,083.1
Merger, restructuring and other non-recurring (credits)
  charges, net..............................................    (129.6)      603.7
Charges for the impairment of long-lived assets.............      99.0        76.0
                                                              --------    --------
OPERATING INCOME............................................   1,234.6        49.1
Interest expense, net.......................................    (164.7)     (123.5)
                                                              --------    --------
Income (loss) before income taxes and extraordinary items...   1,069.9       (74.4)
Income taxes................................................    (278.5)      (33.3)
                                                              --------    --------
Income (loss) before extraordinary items....................     791.4      (107.7)
Extraordinary items, net of taxes...........................      (0.2)       (2.4)
                                                              --------    --------
NET INCOME (LOSS)...........................................  $  791.2    $ (110.1)
                                                              ========    ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items..................  $   0.47    $  (0.07)
  Extraordinary items, net of taxes.........................        --          --
  Net income (loss).........................................      0.47       (0.07)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items..................  $   0.46    $  (0.07)
  Extraordinary items, net of taxes.........................        --          --
  Net income (loss).........................................      0.46       (0.07)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................   1,693.2     1,622.0
  Diluted...................................................   1,716.8     1,622.0

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                  (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   791.2   $  (110.1)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Merger, restructuring and other non-recurring (credits)
    charges, net............................................     (123.2)      299.7
  Charges for the impairment of long-lived assets...........       99.0        76.0
  Depreciation..............................................      250.7       247.5
  Goodwill and other intangible amortization................      123.9        66.3
  Deferred income taxes.....................................      124.3       (98.5)
  Other non-cash items......................................       17.8        67.3
  Changes in assets and liabilities, net of the effects of
    acquisitions:
    Accounts receivable and contracts in process............       31.6      (223.1)
    Inventories.............................................      (18.2)     (138.2)
    Prepaid expenses and other current assets...............       (4.9)      (81.1)
    Accounts payable, accrued expenses and other current
      liabilities...........................................     (498.1)     (345.4)
    Income taxes............................................       64.7        88.9
    Deferred revenue........................................       11.1        10.7
    Other...................................................        3.2       (93.9)
                                                              ---------   ---------
      Net cash provided by (used in) operating activities...      873.1      (233.9)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (420.5)     (308.1)
Purchase of leased property.................................         --      (234.0)
Acquisition of businesses, net of cash acquired.............   (1,734.2)     (831.8)
(Increase) decrease in investments..........................     (134.1)       11.0
Other.......................................................       34.8        (3.5)
                                                              ---------   ---------
      Net cash used in investing activities.................   (2,254.0)   (1,366.4)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on long-term debt and lines of credit..............    1,247.6     1,621.2
Proceeds from exercise of options...........................       35.8        96.4
Dividends paid..............................................      (21.4)      (75.0)
Purchase of treasury shares.................................     (413.0)      (20.1)
                                                              ---------   ---------
      Net cash provided by financing activities.............      849.0     1,622.5
                                                              ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (531.9)       22.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,762.0     1,072.9
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,230.1   $ 1,095.1
                                                              =========   =========

          See notes to consolidated financial statements (unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited consolidated financial statements presented herein include the consolidated accounts of Tyco International Ltd. (the "Company" or "Tyco"), a company incorporated in Bermuda, and its subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

    The consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation.

2. ACQUISITIONS

    During the first quarter of fiscal 2000, the Company purchased businesses in each of its four business segments for an aggregate cost of $2,415.9 million, consisting of $1,620.9 million in cash, net of cash acquired, the issuance of approximately 15.5 million common shares valued at $670.4 million and the assumption of $124.6 million in debt. In addition, $113.3 million of cash was paid during the quarter for purchase accounting liabilities related to current and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand and borrowings under the Company's commercial paper program. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates.

    In connection with the fiscal 2000 acquisitions, the Company recorded purchase accounting liabilities of $57.4 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other further information is obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2000, approximately $2,117.1 million in goodwill and other intangibles was recorded by the Company.

    Fiscal 2000 purchase acquisitions include, among others, the acquisitions of General Surgical Innovations, Inc. ("GSI"), AFC Cable Systems, Inc. ("AFC Cable") and Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") in November 1999 and Praegitzer Industries, Inc. ("Praegitzer") in December 1999. GSI, a manufacturer and distributor of balloon dissectors and related devices for minimally invasive surgery, was purchased through the issuance of approximately 2.7 million Tyco common shares valued at $107.6 million and is being integrated within the Healthcare and Specialty Products segment. AFC Cable, a manufacturer of prewired armor cable, was purchased through the issuance of approximately 12.8 million Tyco common shares valued at $562.8 million and is being integrated within the Flow Control Products and Services segment. Siemens EC, a world market leader for relays and one of the world's leading providers of components to the communications, automotive, consumer and general industry sectors, was purchased for $1,165.8 million in cash and is being integrated within the Telecommunications and Electronics segment. Praegitzer, a provider of printed circuit board and interconnect solutions to OEMs and contract manufacturers in the communications, computer, industrial and consumer electronics industries, was purchased for $72.2 million in cash and is being integrated within the Telecommunications and Electronics segment.

    The following table summarizes activity with respect to purchase accounting liabilities in fiscal 2000 ($ in millions):

                                                      SEVERANCE              FACILITIES          OTHER
                                                 --------------------   ---------------------   --------
                                                 NUMBER OF              NUMBER OF
                                                 EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                 ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30, 1999....    3,390      $217.3       101        $282.7     $ 70.3    $ 570.3
Fiscal 2000 acquisition reserves...............      431        13.3        13          21.9       22.2       57.4
Changes in estimates...........................       87        24.9        57          47.0       21.4       93.3
Reversal to goodwill...........................       --        (4.1)       --         (12.6)        --      (16.7)
Fiscal 2000 utilization........................   (1,418)      (59.0)      (61)        (36.6)     (25.1)    (120.7)
                                                  ------      ------       ---        ------     ------    -------
Ending balance at December 31, 1999............    2,490      $192.4       110        $302.4     $ 88.8    $ 583.6
                                                  ======      ======       ===        ======     ======    =======

    In connection with the fiscal 2000 acquisitions, primarily AFC Cable and Praegitzer, the Company formulated certain plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 13 facilities. The Company has communicated with the employees of the acquired companies to announce the terminations and benefit arrangements, even though all individuals have not been specifically told of their terminations. The costs of employee termination benefits relate to the elimination of 316 positions in the United States and 115 positions in Europe, consisting primarily of manufacturing and distribution, administrative, sales and marketing, and technical personnel. Facilities designated for closure include 10 facilities in the United States and 3 facilities in Europe, consisting primarily of manufacturing plants and sales offices. At December 31, 1999, 124 employees had been terminated and 2 facilities had been closed or consolidated related to fiscal 2000 acquisitions.

    Changes in estimates recorded during the quarter ended December 31, 1999 relate primarily to revisions associated with finalizing the exit plan for Raychem Corporation, which was acquired in August 1999. These changes in estimates resulted in additional purchase accounting liabilities of $93.3 million and a corresponding increase in goodwill and deferred tax assets. These revisions include the elimination of an additional 87 employees, related primarily to manufacturing plants and administrative offices in the United States and Europe. Additional facilities designated for closure include 20 facilities in Europe, 18 facilities in the Asia-Pacific region, 16 facilities in the United States and 3 facilities in Latin America, consisting primarily of sales and administrative offices and manufacturing plants.

    In addition, during fiscal 2000 the Company reduced its estimate of purchase accounting liabilities by $16.7 million, primarily because costs on facility shutdowns for acquisitions consummated prior to fiscal 2000 were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    The Company has not yet finalized its business integration plans for recent acquisitions and accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, the Company is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At December 31, 1999, a total of $583.6 million purchase accounting reserves remained on the Consolidated Balance Sheet, of which $452.1 million are included in accrued expenses and other current liabilities and $131.5 million are included in other long-term liabilities. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the fiscal 2000 acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                             FOR THE QUARTERS
                                                            ENDED DECEMBER 31,
                                                           ---------------------
                                                             1999        1998
                                                           ---------   ---------
                                                           (IN MILLIONS, EXCEPT
                                                              PER SHARE DATA)
Net sales................................................  $6,851.6    $5,547.2
Income (loss) before extraordinary items.................     757.0      (131.2)
Net income (loss)........................................     756.8      (133.6)
Net income (loss) per common share:
  Basic..................................................      0.45       (0.08)
  Diluted................................................      0.44       (0.08)

3. LONG-TERM DEBT

    Long-term debt is as follows:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                                                     (IN MILLIONS)
Commercial paper program....................................    $ 2,974.4      $ 1,392.0
International overdrafts and demand loans...................        133.7          184.9
Floating rate private placement notes due 2000..............        499.6          499.4
0.57% Yen denominated private placement notes due 2000......         89.6           89.7
8.25% senior notes due 2000.................................          9.5            9.5
Floating rate private placement notes due 2001..............        499.2          499.1
6.5% public notes due 2001..................................        299.4          299.3
6.125% public notes due 2001................................        748.4          748.1
6.875% private placement notes due 2002.....................        992.9          992.2
5.875% public notes due 2004................................        397.9          397.7
6.375% public notes due 2004................................        104.7          104.6
6.375% public notes due 2005................................        744.0          743.7
6.125% public notes due 2008................................        395.1          394.9
7.2% notes due 2008.........................................        398.8          398.8
7.25% senior notes due 2008.................................          8.2            8.2
6.125% public notes due 2009................................        394.2          394.1
Zero coupon Liquid Yield Option Notes ("LYONs") due 2010....         34.7           49.1
International bank loans, repayable through 2013............        206.5          208.2
6.25% public Dealer Remarketable Securities due 2013........        759.4          760.1
9.5% public debentures due 2022.............................         49.0           49.0
8.0% public debentures due 2023.............................         50.0           50.0
7.0% public notes due 2028..................................        492.4          492.4
6.875% public notes due 2029................................        780.7          780.5
Financing lease obligation..................................         65.5           69.5
Other.......................................................        360.1          507.2
                                                                ---------      ---------
Total debt..................................................     11,487.9       10,122.2
Less current portion........................................        973.3        1,012.8
                                                                ---------      ---------
Long-term debt..............................................    $10,514.6      $ 9,109.4
                                                                =========      =========

    The extraordinary items of $0.2 million and $2.4 million in the quarters ended December 31, 1999 and 1998, respectively, were related to the write-off of net unamortized deferred financing costs related to the early extinguishment of debt.

    Under a bank credit agreement entered into by Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, and guaranteed by the Company, the Company is required to meet certain covenants. None of these covenants is considered restrictive to the operations of the Company.

4. EARNINGS (LOSS) PER COMMON SHARE

    The reconciliations between basic and diluted earnings (loss) per common share are as follows:

                                                      FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                        DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                 -------------------------------   -------------------------------
                                                                       PER SHARE                         PER SHARE
                                                  INCOME     SHARES     AMOUNT       LOSS      SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items.....   $791.4    1,693.2      $0.47     $(107.7)   1,622.0     $(0.07)
  Stock options................................       --       18.8                     --         --
  Exchange of LYONs debt.......................      0.4        4.8                     --         --
                                                  ------    -------                -------    -------
DILUTED INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items plus
    assumed conversions........................   $791.8    1,716.8      $0.46     $(107.7)   1,622.0     $(0.07)
                                                  ======    =======                =======    =======

    The computation of diluted income per common share in the quarter ended December 31, 1999 excludes the effect of the assumed exercise of approximately
27.8 million stock options that were outstanding as of December 31, 1999 because the effect would be anti-dilutive. The computation of diluted loss per common share in the quarter ended December 31, 1998 excludes the effect of the assumed exercise of all outstanding stock options and warrants for approximately
96.6 million shares and the assumed exchange of outstanding LYONs for approximately 13.0 million shares because the effect would be anti-dilutive.

5. SHAREHOLDERS' EQUITY

    Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarter of fiscal 2000 and fiscal 1999. Prior to its merger with Tyco, AMP paid a dividend of $0.27 per share in the quarter ended December 31, 1998.

    In November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market.

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING (CREDITS) CHARGES

    The following table summarizes activity with respect to merger, restructuring and other non-recurring (credits) charges in fiscal 2000 ($ in millions):

                                                     SEVERANCE              FACILITIES          OTHER
                                                --------------------   ---------------------   --------
                                                NUMBER OF              NUMBER OF
                                                EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30, 1999...    7,914      $100.4        67        $160.3     $192.6    $ 453.3
Fiscal 2000 restructuring charges.............       33         0.6         2           0.8       13.0       14.4
Revisions in estimates........................   (3,044)      (39.7)      (12)        (30.2)     (67.7)    (137.6)
Fiscal 2000 utilization.......................   (1,233)      (13.9)      (13)        (11.6)     (52.7)     (78.2)
                                                 ------      ------       ---        ------     ------    -------
Ending balance at December 31, 1999...........    3,670      $ 47.4        44        $119.3     $ 85.2    $ 251.9
                                                 ======      ======       ===        ======     ======    =======

    During the quarter ended December 31, 1999, the Company recorded a net merger, restructuring and other non-recurring credit of $123.2 million. The net credit of $123.2 million is comprised of a credit of $137.6 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $14.4 million. The $137.6 million credit is comprised of revisions of $83.8 million related primarily to the merger with AMP Incorporated (``AMP") and costs associated with AMP's profit improvement plan; $38.3 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. The charges of $14.4 million consist of $7.9 million related to the Company's exiting the USSC interventional cardiology business, of which $6.4 million is included in cost of sales, and $6.5 million related to the restructuring of AMP's Brazilian operations.

    During the quarter ended December 31, 1998, the Company recorded merger, restructuring and other non-recurring charges of $617.0 million, of which $13.3 million is included in cost of sales. The $617.0 million charge consists of $434.9 million primarily related to the merger with USSC and $182.1 million related to AMP's profit improvement plan.

    At December 31, 1999, a total of $251.9 million merger, restructuring and other non-recurring reserves remained on the Consolidated Balance Sheet, of which $207.7 million are included in accrued expenses and other current liabilities and $44.2 million are included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within fiscal 2000, except for certain long-term contractual obligations.

7. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the quarter ended December 31, 1999, the Healthcare and Specialty Products segment recorded charges of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of USSC.

    During the quarter ended December 31, 1998, the Healthcare and Specialty Products segment recorded charges of $76.0 million primarily related to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows:

                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
                                                                (IN MILLIONS)
Net income (loss).........................................   $791.2       $(110.1)
  Unrealized (loss) gain on securities, net of taxes......     (0.8)          1.9
  Minimum pension liability, net of taxes.................       --         (12.8)
  Foreign currency translation adjustment, net of taxes...    (73.3)         28.1
                                                             ------       -------
Total comprehensive income (loss).........................   $717.1       $ (92.9)
                                                             ======       =======

9. CONSOLIDATED SEGMENT DATA

    Selected information for the Company's four industry segments is as follows:

                                                           FOR THE QUARTERS
                                                          ENDED DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                             (IN MILLIONS)
NET SALES:
  Telecommunications and Electronics..................  $2,739.2       $1,804.0
  Healthcare and Specialty Products...................   1,563.8        1,342.8
  Fire and Security Services..........................   1,449.7        1,259.7
  Flow Control Products and Services..................     886.1          807.0
                                                        --------       --------
                                                        $6,638.8       $5,213.5
                                                        ========       ========
OPERATING INCOME:
  Telecommunications and Electronics..................  $  649.0(1)    $    4.1 (4)
  Healthcare and Specialty Products...................     282.1(2)      (217.7)(5)
  Fire and Security Services..........................     271.0(3)       196.9
  Flow Control Products and Services..................     170.7          129.2
                                                        --------       --------
                                                         1,372.8          112.5
Less: Corporate expenses..............................     (54.3)         (19.0)
     Goodwill amortization expense....................     (83.9)         (44.4)
                                                        --------       --------
                                                        $1,234.6       $   49.1
                                                        ========       ========

------------------------

(1) Includes a restructuring charge of $6.5 million related to AMP's Brazilian operations and a credit of $83.8 million primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(2) Includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Also includes a credit of $26.9 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $15.5 million related primarily to the merger with USSC and $11.4 million related to the Company's 1997 restructuring accruals.

(3) Includes a credit of $26.9 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(4) Includes merger, restructuring and other non-recurring charges of $182.1 million, of which $13.3 million is included in cost of sales, primarily related to the merger with AMP and AMP's profit improvement plan.

(5) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.

10. INVENTORIES

    Inventories are classified as follows:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           1999
                                                      ------------   -------------
                                                             (IN MILLIONS)
Purchased materials and manufactured parts..........    $  918.5       $  719.1
Work in process.....................................       892.9          774.2
Finished goods......................................     1,258.4        1,355.8
                                                        --------       --------
                                                        $3,069.8       $2,849.1
                                                        ========       ========

11. TYCO INTERNATIONAL GROUP S.A.

    TIG indirectly owns a substantial portion of the operating subsidiaries of Tyco. During fiscal 1999, TIG issued public debt securities, which are fully and unconditionally guaranteed by the Company. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by Tyco and the Company's belief that such information is not material to holders of the debt securities. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented.

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           1999
                                                      ------------   -------------
                                                             (IN MILLIONS)
Total current assets................................    $ 7,390.2      $ 7,618.4
Total non-current assets............................     26,873.3       24,008.4
Total current liabilities...........................      6,713.5        6,845.1
Total non-current liabilities.......................     12,793.4       10,553.9

                                                            FOR THE QUARTERS
                                                           ENDED DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                              (IN MILLIONS)
Net sales................................................  $4,508.7   $3,819.2
Gross profit.............................................   1,670.2    1,466.2
Income (loss) before extraordinary items(1)..............     454.3     (184.4)
Net income (loss)(2).....................................     454.1     (186.8)

------------------------

(1) Income before extraordinary items in the quarter ended December 31, 1999 includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Also included are credits of $15.5 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related primarily to the merger with USSC and $38.3 million related to the Company's 1997 restructuring plans. Loss before extraordinary items in the quarter ended December 31, 1998 includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.

(2) Extraordinary items were primarily comprised of losses on the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt.

12. SUBSEQUENT EVENTS

    On January 14, 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is subject to customary regulatory review and, when complete, is expected to generate a one-time gain to the Company of approximately
$300 million.

    On January 17, 2000, the Company announced that its undersea fiber optics business will design, build, install, operate and maintain its own global undersea fiber optic communications network. Upon its completion, the system, to be known as the TyCom Global Network-TM-, is expected to be the largest and most advanced global undersea telecommunications fiber optic network. The Company intends to offer up to 20 percent of its undersea fiber optic cable business for sale in an initial public offering.

    On January 18, 2000, the Company announced that the Board of Directors of the Company had authorized the expenditure of up to an additional $2.0 billion to repurchase shares of the Company. The timing and actual amount of the repurchases will be subject to market conditions and other factors.

    On February 11, 2000, TIG renewed the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. The Company plans to principally use the $4.5 billion portion of the credit facility to fully support borrowings under its commercial paper program, which it intends to increase to $4.5 billion.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Telecommunications and Electronics, Healthcare and Specialty Products, Fire and Security Services, and Flow Control Products and Services.

OVERVIEW

    Sales increased 27.3% during the quarter ended December 31, 1999 to $6,638.8 million from $5,213.5 million in the quarter ended December 31, 1998. Income (loss) before extraordinary items was $791.4 million in the quarter ended December 31, 1999, as compared to $(107.7) million in the quarter ended
December 31, 1998. Income before extraordinary items for the quarter ended December 31, 1999 included an after-tax net credit of $7.1 million
($24.2 million pre-tax) consisting of a credit of $99.1 million ($137.6 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring and impairment charges of $92.0 million ($113.4 million pre-tax) primarily related to the exiting of USSC's interventional cardiology business. Loss before extraordinary items for the quarter ended December 31, 1998 included an after-tax charge of $550.5 million ($693.0 million pre-tax) related to the merger with USSC and costs associated with AMP's profit improvement plan.

    The following table details the Company's sales and earnings in the quarters ended December 31, 1999 and 1998.

                                                                  (UNAUDITED)
                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Net sales...................................................  $6,638.8   $5,213.5
                                                              ========   ========
Operating income, before certain credits (charges)(i)(ii)...  $1,294.3   $  786.5
Merger, restructuring and other non-recurring credits
  (charges), net............................................     123.2     (617.0)
Impairment of long-lived assets.............................     (99.0)     (76.0)
Amortization of goodwill....................................     (83.9)     (44.4)
                                                              --------   --------
Operating income............................................   1,234.6       49.1
Interest expense, net.......................................    (164.7)    (123.5)
                                                              --------   --------
Pre-tax income (loss) before extraordinary items............   1,069.9      (74.4)
Income taxes................................................    (278.5)     (33.3)
                                                              --------   --------
Income (loss) before extraordinary items....................     791.4     (107.7)
Extraordinary items, net of taxes...........................      (0.2)      (2.4)
                                                              --------   --------
Net income (loss)...........................................  $  791.2   $ (110.1)
                                                              ========   ========

------------------------

(i) This amount is the sum of the operating income of the Company's four business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets, and amortization of goodwill.

(ii) Restructuring charges in the amount of $6.4 million and $13.3 million related to the write-down of inventory have been deducted as part of cost of sales in the Consolidated Statements of Operations for the quarters ended December 31, 1999 and 1998, respectively. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain credits

    (charges) in this table. These charges are instead included in the total merger, restructuring and other non-recurring credits (charges).

    The Company has taken recent merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets with respect to AMP and USSC. Under the Company's restructuring and integration programs, the Company terminates employees and closes facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, distribution and administrative functions. In addition, the Company discontinues or disposes of product lines which do not fit the long-term strategy of the respective businesses. The Company does not separately track the impact on financial results of the restructuring and integration programs. However, the Company estimates that its overall cost structure will be reduced by approximately $1 billion on an annualized basis due to the impact associated with these charges. As of December 31, 1999, the Company believes that approximately $800 million of benefits on an annualized basis have been realized. The significant decreases have been to selling, general and administrative expenses and to cost of sales. The restructuring plans will continue to improve the cost structure over the remainder of fiscal 2000. The effect of the merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets taken in fiscal 2000 on the ongoing operations will not be material.

    Operating income improved in all segments in the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. The operating improvements are the result of both increased revenues and enhanced margins. Increased revenues resulted from organic growth and from acquisitions. The Company enhances its margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. The Company regards charges that it incurs to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

    When the Company makes acquisitions, the sales and operating results of the acquired companies are included in the financial results of Tyco from the dates of their acquisition. The acquired companies are immediately integrated within the Company's existing operations. Consequently, the Company does not separately track the operating results of acquired companies. The discussion following the tables below includes an estimated quarter to quarter sales comparison that excludes the effects of indicated acquisitions.

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income and margins on the basis described above for the Telecommunications and Electronics segment:

                                                             (UNAUDITED)
                                                       FOR THE QUARTERS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           ($ IN MILLIONS)
Sales................................................  $ 2,739.2    $ 1,804.0
Operating income, before certain credits (charges)...  $   571.7    $   186.2
Operating margins, before certain credits
  (charges)..........................................      20.9%        10.3%

Operating income, after certain credits (charges)....  $   649.0    $     4.1
Operating margins, after certain credits (charges)...      23.7%         0.2%

    The 51.8% increase in sales in the quarter ended December 31, 1999 over the quarter ended December 31, 1998 for the Telecommunications and Electronics segment resulted in part from acquisitions. These included: the acquisition in May 1999 of Telecomunicaciones Marinas, S.A. ("Temasa"), included in Tyco Submarine Systems Ltd. ("TSSL"); the acquisition in August 1999 of Raychem Corporation ("Raychem"), included in Tyco Electronics; the acquisition in November 1999 of Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC"), included in Tyco Electronics; and the acquisition in December 1999 of Praegitzer Industries, Inc. ("Praegitzer"), included in the Tyco Printed Circuit Group. Excluding the impact of Temasa, Raychem, Siemens EC and Praegitzer, sales increased an estimated 17.7%, reflecting strong organic growth in sales in the quarter ended December 31, 1999 at each of AMP, TSSL and the Tyco Printed Circuit Group.

    The substantial increase in operating income and margins, before certain credits (charges), in the quarter ended December 31, 1999 compared with the quarter ended December 31, 1998 was due to improved margins at AMP, the acquisition of Raychem, and higher sales volume at TSSL and the Tyco Printed Circuit Group. The improved operating margins at AMP in the quarter ended December 31, 1999 resulted from increased volume, improved pricing and continuing cost reduction programs following the merger.

    In addition to the items discussed above, the substantial increase in operating income and margins was due to a merger, restructuring and other non-recurring net credit of $77.3 million in the quarter ended December 31, 1999 compared with a merger, restructuring and other non-recurring charge of $182.1 million in the quarter ended December 31, 1998.

    On January 17, 2000, the Company announced that its undersea fiber optics business will design, build, install, operate and maintain its own global undersea fiber optic communications network. Upon its completion, the system, to be known as the TyCom Global Network-TM- ("TGN"), is expected to be the largest and most advanced global undersea telecommunications fiber optic network. During the construction phase of TGN, sales and operating profits of TSSL may decrease from current levels.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income (loss) and margins on the basis described above for the Healthcare and Specialty Products segment:

                                                            (UNAUDITED)
                                                         FOR THE QUARTERS
                                                        ENDED DECEMBER 31,
                                                       ---------------------
                                                         1999        1998
                                                       ---------   ---------
                                                          ($ IN MILLIONS)
Sales................................................  $ 1,563.8   $ 1,342.8
Operating income, before certain credits (charges)...  $   362.1   $   293.2
Operating margins, before certain credits
  (charges)..........................................      23.2%       21.8%

Operating income (loss), after certain credits
  (charges)..........................................  $   282.1   $ (217.7)
Operating margins, after certain credits (charges)...      18.0%     (16.2)%

    The 16.5% increase in sales in the quarter ended December 31, 1999 over the quarter ended December 31, 1998 was primarily the result of organic growth in both Tyco Healthcare and Tyco Plastics. Tyco Healthcare's organic growth was especially strong outside the United States.

    In addition, sales increased in the quarter ended December 31, 1999 due to the effects of acquisitions, which included: Graphic Controls Corporation and Sunbelt Plastics, both acquired in November 1998 and included in results for all of the quarter ended December 31, 1999 but only part of the quarter ended December 31, 1998; Batts Inc., acquired in April 1999; and General Surgical Innovations, Inc. ("GSI"), acquired in November 1999. Excluding the impact of these acquisitions, sales increased an estimated 9.4%.

    The 23.5% increase in operating income, before certain credits (charges), and higher operating margins, before certain credits (charges), in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 was principally due to increased sales volume and improved margins at Tyco Healthcare, especially outside the United States. Increased profits in the quarter ended December 31, 1999 also reflected higher sales volume at Tyco Plastics and ADT Automotive.

    In addition to the items discussed above, the substantial increase in operating income and margins was due to net charges of $80.0 million in the quarter ended December 31, 1999 compared with charges of $510.9 million in the quarter ended December 31, 1998. The net charges in the quarter ended
December 31, 1999 consist of merger, restructuring and other non-recurring charges of $7.9 million and charges for the impairment of long-lived assets of $99.0 million, partially offset by a merger, restructuring and other non-recurring credit of $26.9 million.

    On January 14, 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is subject to customary regulatory review and, when complete, is expected to generate a one-time gain to the Company of approximately $300 million.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins on the basis described above for the Fire and Security Services segment:

                                                             (UNAUDITED)
                                                       FOR THE QUARTERS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           ($ IN MILLIONS)
Sales................................................  $ 1,449.7    $ 1,259.7
Operating income, before certain credits.............  $   244.1    $   196.9
Operating margins, before certain credits............      16.8%        15.6%

Operating income, after certain credits..............  $   271.0    $   196.9
Operating margins, after certain credits.............      18.7%        15.6%

    The 15.1% increase in sales in the quarter ended December 31, 1999 over the quarter ended December 31, 1998 reflects increased worldwide sales in the electronic security services business and higher sales volume in fire protection operations in North America and the Asia-Pacific region. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions in the security services business. These acquisitions included: Entergy Security Corporation ("Entergy"), acquired in January 1999, and Alarmguard Holdings ("Alarmguard"), acquired in
February 1999. Excluding the impact of Entergy and Alarmguard, the sales increase for the segment in the quarter ended December 31, 1999 was an estimated 12.1%.

    The 24.0% increase in operating income, before certain credits, in the quarter ended December 31, 1999 over the quarter ended December 31, 1998 reflects increased service volume in fire protection operations worldwide and security operations in the United States. The increase in operating margins in the quarter ended December 31, 1999 was principally due to higher margins associated with recurring monitoring revenue in the United States security business and, to a lesser extent, improved margins worldwide in the fire protection business.

    In addition to the items discussed above, operating income and margins increased due to a merger, restructuring and other non-recurring credit of $26.9 million in the quarter ended December 31, 1999.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins on the basis described above for the Flow Control Products and Services segment:

                                                               (UNAUDITED)
                                                         FOR THE QUARTERS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
                                                             ($ IN MILLIONS)
Sales..................................................    $ 886.1      $ 807.0
Operating income.......................................    $ 170.7      $ 129.2
Operating margins......................................      19.3%        16.0%

    The 9.8% sales increase in the quarter ended December 31, 1999 over the quarter ended December 31, 1998 reflects increased demand for valve products in Europe, increased sales at Allied Tube and Conduit and Earth Tech and the impact of acquisitions. These acquisitions included: certain subsidiaries in the metals processing division of Glynwed International plc, acquired in March 1999; Central Sprinkler Corporation, acquired in August 1999; and AFC Cable
Systems, Inc. ("AFC Cable"), acquired in November 1999. During August 1999, the Company completed the sale of certain businesses within this segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing. Excluding the impact of these acquisitions and divestitures, sales increased an estimated 11.0%.

    The 32.1% increase in operating income in the quarter ended December 31, 1999 over the quarter ended December 31, 1998 was primarily due to increased volume in worldwide valve operations, Allied Tube and Conduit and Earth Tech. Also, royalty and licensing fee income from certain intellectual property associated with the divested businesses offset a portion of the operating income lost from the divestitures.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates during the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998 was not material to the Company's sales and operating income.

CORPORATE EXPENSES

    Corporate expenses were $54.3 million in the quarter ended December 31, 1999 compared to $19.0 million in the quarter ended December 31, 1998. This increase was due principally to higher compensation expense under the Company's equity-based incentive compensation plans and an increase in corporate staffing to support and monitor the Company's expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $83.9 million in the quarter ended December 31, 1999 from $44.4 million in the quarter ended December 31, 1998, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $164.7 million in the quarter ended December 31, 1999, compared to $123.5 million in the quarter ended December 31, 1998. The increase was due to higher average debt balances resulting from borrowings to finance acquisitions, slightly offset by lower average interest rates. The increase in borrowings was mitigated in part by the use of free cash flow to pay for certain acquisitions and to make payments on a portion of long-term debt, including debt tender offers.

EXTRAORDINARY ITEMS

    Extraordinary items in the quarters ended December 31, 1999 and 1998 included after-tax losses amounting to $0.2 million and $2.4 million, respectively, related to the write-off of net unamortized deferred financing costs in connection with the early extinguishment of debt.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges) and charges for the impairment of long-lived assets, was 25.0% during the quarter ended December 31, 1999, as compared to 28.4% in the quarter ended December 31, 1998. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of the Company's cash flow from operating activities and the use of a portion of that cash in the Company's operations in the quarter ended December 31, 1999. Management refers to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                               (UNAUDITED)
                                                              QUARTER ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
                                                              (IN MILLIONS)
Operating income, before certain credits (charges)..........     $1,294.3(1)
Depreciation and amortization...............................        290.7(2)
Net increase in deferred income taxes.......................        124.3
Less:
  Net increase in working capital...........................       (355.5)
  Interest expense (net)....................................       (164.7)
  Income tax expense........................................       (278.5)
  Restructuring expenditures................................        (58.3)(3)
  Other (net)...............................................         20.8
                                                                 --------
Cash flow from operating activities.........................        873.1
Less:
  Capital expenditures......................................       (420.5)
  Dividends paid............................................        (21.4)
                                                                 --------
Free cash flow..............................................     $  431.2
                                                                 ========

------------------------

(1) This amount is the sum of the operating income of the four business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property
    ($250.7 million) and amortization of intangible assets other than goodwill ($40.0 million).

(3) This amount is cash paid out for merger, restructuring and other non-recurring charges.

    In addition, during the quarter ended December 31, 1999, the Company paid out $113.3 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    In the quarter ended December 31, 1999, the Company established restructuring and other non-recurring reserves of $14.4 million primarily related to the exiting of USSC's interventional cardiology business and the restructuring of AMP's Brazilian operations. At September 30, 1999, there existed merger, restructuring and other non-recurring reserves of $453.3 million. During the quarter ended December 31, 1999, the Company paid out $58.3 million in cash and incurred $19.9 million in non-cash charges that were charged against these reserves. Also in the quarter ended December 31, 1999, the Company determined that $137.6 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and recorded a credit to the merger, restructuring and other non-recurring charges line item in the Consolidated Statement of Operations. The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. At December 31, 1999, there remained $251.9 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $207.7 million is included in current liabilities and $44.2 million is included in long-term liabilities.

    During the quarter ended December 31, 1999, the Company made acquisitions at an aggregate cost of $2,415.9 million. Of this amount, $1,620.9 million was paid in cash (net of cash acquired), $670.4 million was paid in the form of Tyco common shares, and the Company assumed $124.6 million in debt. In connection with these acquisitions, the Company established purchase accounting reserves of $57.4 million for transaction and integration costs. In addition, purchase accounting liabilities of $93.3 million and a corresponding increase to goodwill and deferred tax assets were recorded during the quarter ended December 31, 1999 representing changes in estimates related to acquisitions consummated prior to fiscal 2000, primarily the acquisition of Raychem in August 1999. At the beginning of fiscal 2000, purchase accounting reserves were $570.3 million as a result of purchase accounting transactions made in prior years. During the quarter ended December 31, 1999, the Company paid out $113.3 million in cash and incurred $7.4 million in non-cash charges against the reserves established during and prior to this quarter. Also, in the quarter ended December 31, 1999, the Company determined that $16.7 million of purchase accounting reserves related to acquisitions prior to fiscal 2000 were not needed and reversed that amount against goodwill. At December 31, 1999, there remained $583.6 million in purchase accounting reserves on the Company's Consolidated Balance Sheet, of which $452.1 million is included in current liabilities and $131.5 million is included in long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $355.5 million in the quarter ended
December 31, 1999. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity as reflected in the increased sales over the prior quarter and the payment of fiscal 1999 year-end bonuses. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    In addition, during the quarter ended December 31, 1999, the Company received proceeds of $35.8 million from the exercise of common share options and used $413.0 million of cash to purchase its own common shares. In
November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market. Such share reacquisition is substantially complete. In January 2000, the Company announced that the Board of Directors of the Company has authorized the expenditure of up to an additional $2.0 billion to repurchase shares of the Company. The timing and actual amount of the repurchases will be subject to market conditions and other factors.

    The source of the cash used for acquisitions in fiscal 2000 was primarily an increase in total debt and cash flows from operations. Goodwill and other intangible assets were $13,985.2 million at December 31, 1999, compared to $12,158.9 million at September 30, 1999. At December 31, 1999, the Company's total debt was $11,487.9 million, as compared to $10,122.2 million at September 30, 1999. This increase resulted principally from borrowings under the Company's commercial paper program. For further detail on debt activity, see
Note 3 to the Consolidated Financial Statements.

    On February 11, 2000, TIG renewed the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. The Company plans to principally use the $4.5 billion portion of the credit facility to fully support borrowings under its commercial paper program, which it intends to increase to $4.5 billion.

    Shareholders' equity was $13,157.4 million, or $7.77 per share, at December 31, 1999, compared to $12,332.6 million, or $7.30 per share, at September 30, 1999. The increase in shareholders' equity was due primarily to net income of $791.2 million and the issuance of a total of approximately
15.5 million common shares valued at $670.4 million for the acquisitions of GSI and AFC Cable in November 1999. This increase was partially offset by the Company's repurchase of its common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 47% at December 31, 1999 and 45% at September 30, 1999. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 42% at December 31, 1999 and 37% at September 30, 1999.

    The Company believes that its cash flow from operations, together with its existing credit facilities and other credit arrangements, is adequate to fund its operations. The Company intends to offer up to 20 percent of its undersea fiber optics business for sale in an initial public offering, a portion of the proceeds of which will be used to finance part of the build out of the TGN. See
Part II, Item 1 ``Legal Proceedings--IDT Litigation" for a discussion of a complaint filed containing allegations with respect to the TGN.

    In January 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business for cash proceeds of approximately $1 billion.

BACKLOG

    At December 31, 1999, the Company had a backlog of unfilled orders of approximately $7,491.4 million, compared to a backlog of approximately $7,581.1 million at September 30, 1999. Backlog by industry segment is as follows (unaudited):

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           1999
                                                      ------------   -------------
                                                             (IN MILLIONS)
Telecommunications and Electronics..................    $5,009.3       $4,974.5
Flow Control Products and Services..................     1,306.2        1,516.5
Fire and Security Services..........................     1,027.7          986.6
Healthcare and Specialty Products...................       148.2          103.5
                                                        --------       --------
                                                        $7,491.4       $7,581.1
                                                        ========       ========

    Within the Telecommunications and Electronics segment, backlog increased principally due to an increase in backlog at Tyco Electronics, primarily resulting from the acquisition of Siemens EC, offset slightly by a decrease in backlog at TSSL due to the timing of contracts. The backlog may decrease in future periods as the TSSL business begins working on the TGN. Within the Flow Control Products and Services segment, backlog decreased primarily due to a decrease at Earth Tech resulting from the timing of contracts. Within the Fire and Security Services segment, backlog increased principally due to an increase in backlog at the Company's fire protection operations in Asia and, to a lesser extent, the worldwide security and European fire protection businesses. Within the Healthcare and Specialty Products segment, the increase resulted principally from an increase in demand for the products sold by Ludlow Technical Products.

YEAR 2000 COMPLIANCE

    The Company's Year 2000 compliance programs and systems modifications were completed on time, and the conversion process was successful. The Company's business has not been adversely affected due to the failure of key third parties to successfully complete the Year 2000 conversion. Although there can be no assurance that all of the Company's material third-party relationships had successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company. The costs of the Company's Year 2000 program to date have not been material, and the Company knows of no further required modifications to its information technology or embedded technology systems that would have a material impact on its financial position, results of operations or liquidity.

FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the successful completion of Year 2000 conversion programs by the Company's material customers and suppliers.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from its exposure as of the most recent year ended September 30, 1999.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

SEC INQUIRY

    As previously reported in a Current Report on Form 8-K filed on December 9, 1999, Tyco has been cooperating with the staff of the Securities and Exchange Commission, which is conducting an inquiry relating to charges and reserves taken by Tyco in connection with the Company's acquisitions. Tyco is providing documents and information to the staff of the SEC in response to these requests and is continuing to cooperate on a voluntary basis.

SECURITIES LITIGATION

    As of February 7, 2000, the Company is aware of 39 purported class action lawsuits that have been filed against the Company and certain directors, officers and employees of the Company with respect to alleged violations of securities laws. All of the actions essentially duplicate one another, pleading essentially the same allegations. The actions claim violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that the Company used misleading accounting methods in its reporting of certain acquisitions, which allegedly resulted in the purchase of the Company's common shares by purported class members at artificially inflated prices, and that certain directors, officers and employees sold common shares during the class period, at inflated prices and on the basis of inside information. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

    Nine of the actions were filed in the Southern District of New York; 12 were filed in the Southern District of Florida; 16 were filed in the District of New Hampshire and two were filed in the Eastern District of Pennsylvania.

    On December 23, 1999, the Company moved before the Judicial Panel on Multidistrict Litigation to transfer and consolidate the pre-trial proceedings of the cases that had been filed as of that date to the District of New Hampshire. On January 19, 2000, certain of the plaintiffs responded to the Company's motion before the Judicial Panel on Multidistrict Litigation, some of whom urged the Panel to transfer and consolidate the cases in the Southern District of Florida. On January 26, 2000, the Company filed its Reply to the plaintiffs that responded. The 39 cases which the Company seeks to have consolidated are:

District of New Hampshire

    RONALD T. CENFETELLI, JR. V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-570-JD (filed December 9, 1999)

    ROSALIND POPLACK AND HENRY COLE V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. C-99-573-JD (filed December 10, 1999)

    MATTHEW B. HAYES V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-576-JD (filed December 10, 1999)

    ROLAND LARTIGUE V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. C-99-579-JD (filed December 13, 1999)

    CAROL BLOOM V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. C-99-580-B (filed December 13, 1999)

    MILLICENT TOBEY V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-586-JD (filed December 14, 1999)

    ANDREA O'BRIEN V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-587-B (filed December 14, 1999)

    BRUCE RANGNOW V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-589-JD (filed December 16, 1999)

    LARRY FISCHER AND HERBERT R. SILVER V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. C-99-590-B (filed December 16, 1999)

    HOWARD S. GOLDSMITH V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-603-JD (filed December 22, 1999)

    JOSEPH C. BARTON V. TYCO INTERNATIONAL LTD, L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. C-99-610-JD (filed December 28, 1999)

    ROY CECCATO V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-99-613-JM (filed December 28, 1999)

    RALPH BELCASTRO, CARMELLA BELCASTRO, AND RONALD B. FOX, AS EXECUTOR OF THE ESTATE OF LILLIAN HERSHKOWITZ V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. C-00-32-JD (filed January 19, 2000)

    THE SHINDLER FAMILY TRUST V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. C-00- 33-JM (filed January 18, 2000)

    HOWARD M. LEVY, HOWARD M. LEVY PROFIT SHARING PLAN, TERRI LACOFF, MICHAEL J. FEDAK, ROBERT MCKINNEY, HILLARY WEISS AND WILLIAM WEISS, WILLIAM WEISS IRA, AND LYMAN R. MOSS V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK
    H. SWARTZ, No. C-00-38-JD (filed January 21, 2000)

    HAROLD LANDAU V. L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 00-56-B (filed February 7, 2000)

Southern District of New York

    STEPHEN GREENBERG V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 11930 (filed December 9, 1999)

    LETTY BOST V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 11967 (filed December 10, 1999)

    JULES BRODY V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 12047 (filed December 14, 1999)

    MEYER MINTZ V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 12061 (filed December 14, 1999)

    ALBERT COHEN V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 12083 (filed December 15, 1999)

    JERRY KRIM V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 12259 (filed December 21, 1999)

    MICHAEL EDMUND V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI, MARK H. SWARTZ, MICHAEL A. ASHCROFT, PHILIP M. HAMPTON, MARK A. BELNICK, NEIL R. GARVEY AND ROBERT P. MEAD, No. 99 CIV 12288 (filed December 21, 1999)

    JAMES HENRY V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 12291 (filed December 20, 1999)

    SHEPLEY SMITH V. TYCO INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI, No. 99 CIV 12461 (filed December 28, 1999)

Southern District of Florida

    JONATHAN POLANSKY V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK
    H. SWARTZ, No. 99-9048-CIV-Ryskamp (filed December 9, 1999)

    CHAIM SCHARF V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 99-9052-CIV-Hurley (filed December 10, 1999)

    DANIEL H. ROH V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 99-9053-CIV-Hurley (filed December 10, 1999)

    RICHARD EHRLICH V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 99-9054-CIV-Ryskamp (filed December 10, 1999)

    HERMAN MERMELSTEIN AND DONALD GOLDSTEIN V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 99-CV-9056 (filed December 10,
    1999)

    GEORGE KOUTROUMANIS V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK
    H. SWARTZ, No. 99-9067-CIV-Hurley (filed December 15, 1999)

    HAROLD LADD V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 00 CV 8021 (filed January 7, 2000)

    PETER M. HICKS AND JOANNE RYAN V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 00 CV 8037 (filed January 10, 2000)

    MARGE BREIT REVOCABLE TRUST V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 00 CV 8057 (filed January 14, 2000)

    RONALD E. TIGNER V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 00-CV-8086 (filed January 24, 2000)

    GEORGE BOWLES V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK SWARTZ, No. 00-8085-CIV-Ferguson (filed January 24, 2000)

    MARCIA BECKER, VINCENT ST. JOHN, ROBERT PRISCO AND STEPHAN L. SWAGER V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 00-8105-CIV-ZLOCH (filed January 31, 2000)

Eastern District of Pennsylvania

    HAROLD BARON V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 99-CV-6385 (filed December 15, 1999)

    JANET POLIS V. TYCO INTERNATIONAL LTD., L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, No. 99-CV-6396 (filed December 15, 1999)

    On January 18, 2000, an initial conference was held before the Honorable Judge Jed S. Rakoff of the Southern District of New York for the 9 cases filed in that district. At that conference the New York actions were consolidated.

    The Company believes that these claims are without merit and intends to defend vigorously against them.

IDT LITIGATION

    On January 31, 2000, a complaint was filed in the United States District Court for the District of New Jersey asserting claims against two subsidiaries of the Company. The claims arise out of negotiations conducted by the Company's Luxembourg subsidiary, Tyco Group S.a.r.l. ("Tyco Group"), with a Belgian corporation, IDT Europe B.V.B.A. concerning the possible formation of a joint venture for the development of an undersea fiber optic telecommunications system which the complaint alleges was to be substantially similar to the proposed TyCom Global Network. The plaintiff alleges that Tyco Group breached a Memorandum of Understanding dated
November 9, 1999, (which expired in December 1999), and alleged implied covenants of good faith and fair dealing, in various ways, including by failing to negotiate in good faith to complete and finalize various agreements relating to the proposed joint venture. The plaintiff seeks, among other relief such as attorneys fees and costs, specific performance of Tyco Group's alleged obligation to negotiate and execute such agreements and compensatory damages of $1 billion. The plaintiff also alleges that Tyco Group tortiously interfered with another agreement, and with contractual relations, business relations and fiduciary duties relating to that agreement, which plaintiff claims it had with Tyco Submarine Systems, Ltd. ("TSSL"), the other Company subsidiary named in the complaint, and seeks compensatory damages of $1 billion, punitive damages of $3 billion and temporary and permanent injunctive relief prohibiting Tyco Group from undertaking any business activity inconsistent with the Memorandum of Understanding. Similar breach of contract and breach of implied covenant of good faith and fair dealing claims are asserted against TSSL in connection with that agreement, as to which the plaintiff seeks the same injunctive relief and compensatory damages. The Company's subsidiaries believe that the complaint is without merit and intend to defend the action vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1999 Annual General Meeting of Shareholders ("the Meeting") of the Company was held on November 3, 1999. All Company proposals submitted at the Meeting were passed, shareholder proposals 1 and 2 were not passed and shareholder proposal 3 was passed, as described below. The following is a brief description of each matter voted upon at the Meeting. All amounts have been restated to give effect to the two-for-one stock split distributed on October 21, 1999.

    COMPANY PROPOSAL 1. To re-elect the Board of Directors of the Company and to approve an increased limit for director remuneration:

        The following is a tabulation of the votes submitted in respect of Company Proposal 1; proxy votes giving discretion to the chairman of the Meeting have been included in the "Number of Votes For" column.

                                                           NUMBER OF
                                           NUMBER OF     VOTES AGAINST    NUMBER OF
                                           VOTES FOR      OR WITHHELD    ABSTENTIONS
                                         -------------   -------------   -----------
L. Dennis Kozlowski....................  1,365,961,125    12,555,071      2,044,192
Michael A. Ashcroft....................  1,365,822,665    12,691,539      2,046,184
Joshua M. Berman.......................  1,366,076,409    12,439,490      2,044,489
Richard S. Bodman......................  1,365,942,855    12,574,391      2,043,142
John F. Fort, III......................  1,343,893,606    34,621,221      2,045,561
Stephen W. Foss........................  1,366,087,987    12,429,435      2,042,966
Philip M. Hampton......................  1,366,000,646    12,514,174      2,045,568
James S. Pasman, Jr....................  1,366,013,221    12,502,160      2,045,007
W. Peter Slusser.......................  1,365,845,093    12,669,511      2,045,784
Frank E. Walsh, Jr.....................  1,366,075,478    12,440,986      2,043,924

    COMPANY PROPOSAL 2. To re-appoint PricewaterhouseCoopers as the independent auditors and to authorize the Board of Directors to fix the auditors' remuneration:

        A total of 1,377,871,718 shares were voted for and 1,770,921 shares were voted against the re-appointment and authorization. There were 917,752 abstentions.

    COMPANY PROPOSAL 3. To consider a policy statement concerning independent directors:

        A total of 1,269,307,794 shares were voted for and 66,737,721 shares were voted against the Company's policy statement concerning independent directors. There were 44,508,572 abstentions and 6,304 broker non-votes.

    SHAREHOLDER PROPOSAL 1. To consider a shareholder proposal concerning independent Directors:

        A total of 152,993,473 shares were voted for and 1,025,094,165 shares were voted against the shareholder proposal. There were 46,505,857 abstentions and 155,966,896 broker non-votes.

    SHAREHOLDER PROPOSAL 2. To consider changing the Company's jurisdiction of incorporation from Bermuda to Delaware:

        A total of 81,381,190 shares were voted for and 1,133,544,209 shares were voted against the shareholder proposal. There were 9,668,097 abstentions and 155,966,895 broker non-votes.

    SHAREHOLDER PROPOSAL 3. To consider refraining from adopting any future shareholder rights plans without shareholder approval:

        A total of 853,951,694 shares were voted for and 362,137,092 shares were voted against the shareholder proposal. There were 8,504,703 abstentions and 155,966,902 broker non-votes.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27 Financial Data Schedule

    (b) Reports on Form 8-K

       Current Report on Form 8-K filed on October 22, 1999 announcing fourth quarter earnings for fiscal 1999 and the distribution of a two-for-one stock split.

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

       Current Report on Form 8-K filed on December 9, 1999 containing Tyco's press release announcing the SEC's nonpublic informal inquiry relating to charges and reserves taken in connection with the Company's acquisitions.

       Current Report on Form 8-K filed on December 10, 1999 disclosing wire reports of purported stockholder class actions seeking damages against the Company and certain of its officers.

       Current Report on Form 8-K filed on January 20, 2000 containing press releases announcing first quarter earnings for fiscal 2000, approval by the Board of Directors to repurchase up to an additional $2.0 billion of common shares and Tyco's plans to build its own advanced global undersea fiber optic network.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             TYCO INTERNATIONAL LTD.

                                             /s/ MARK H. SWARTZ
                                             ----------------------------------------------
                                             Mark H. Swartz
                                             Executive Vice President and Chief Financial Officer
                                             (Principal Accounting and Financial Officer)

Date: February 11, 2000

                            TYCO INTERNATIONAL LTD.
                               The Zurich Centre
                                  Second Floor
                               90 Pitts Bay Road
                            Pembroke, HM 08, Bermuda

                                              February 11, 2000

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C. 20549

Re: Quarterly Report on Form 10-Q

Gentlemen and Ladies:

We are transmitting for filing pursuant to Item 101(a)(iii) of Regulation S-T, our Quarterly Report on Form 10-Q which contains the Company's Consolidated Financial Statements at December 31, 1999 and September 30, 1999 and for the quarters ended December 31, 1999 and 1998.

Very truly yours,

/s/ MARK H. SWARTZ
--------------------------------------
Mark H. Swartz
Executive Vice President and
Chief Financial Officer