Form 10-Q
period 2000-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2000-05-15
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                                   001-13836
                            (COMMISSION FILE NUMBER)

                             ---------------------

                            TYCO INTERNATIONAL LTD.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          BERMUDA                       NOT APPLICABLE
     (JURISDICTION OF                    (IRS EMPLOYER
      INCORPORATION)                IDENTIFICATION NUMBER)

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

    The number of common shares outstanding as of May 8, 2000 was 1,688,751,689.

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

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets as of March 31, 2000
    (unaudited) and September 30, 1999......................       1
  Consolidated Statements of Operations for the Quarters and
    Six Months ended March 31, 2000 and 1999 (unaudited)....       2
  Consolidated Statements of Cash Flows for the Six Months
    ended March 31, 2000 and 1999 (unaudited)...............       3
  Notes to Consolidated Financial Statements (unaudited)....    4-13
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   14-26
Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................      26

PART II--OTHER INFORMATION:
Item 1--Legal Proceedings...................................      27
Item 6--Exhibits and Reports on Form 8-K....................      28

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31,         SEPTEMBER 30,
                                                                  2000                1999
                                                              ------------       --------------
                                                              (IN MILLIONS, EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,139.6           $ 1,762.0
  Receivables, less allowance for doubtful accounts of
    $394.4 at March 31, 2000 and $329.8 at September 30,
    1999....................................................     5,257.3             4,582.3
  Contracts in process......................................       328.6               536.6
  Inventories...............................................     3,480.5             2,849.1
  Deferred income taxes.....................................       560.4               711.6
  Prepaid expenses and other current assets.................       940.1               721.2
                                                               ---------           ---------
                                                                11,706.5            11,162.8
                                                               ---------           ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       517.2               386.8
  Buildings.................................................     2,379.6             2,414.0
  Subscriber systems........................................     2,927.2             2,703.3
  Machinery and equipment...................................     7,359.0             7,005.3
  Leasehold improvements....................................       269.1               224.4
  Construction in progress..................................       577.9               573.0
  Accumulated depreciation..................................    (6,102.1)           (5,984.4)
                                                               ---------           ---------
                                                                 7,927.9             7,322.4
                                                               ---------           ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    14,793.8            12,158.9
LONG-TERM INVESTMENTS.......................................       461.4               269.7
DEFERRED INCOME TAXES.......................................       608.3               668.8
OTHER ASSETS................................................       712.1               779.0
                                                               ---------           ---------
  TOTAL ASSETS..............................................   $36,210.0           $32,361.6
                                                               =========           =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....   $ 1,431.6           $ 1,012.8
  Accounts payable..........................................     2,643.0             2,530.8
  Accrued expenses and other current liabilities............     3,503.2             3,599.7
  Contracts in process--billings in excess of costs.........       898.6               977.9
  Deferred revenue..........................................       279.5               258.8
  Income taxes..............................................       900.2               798.0
  Deferred income taxes.....................................         2.2                 1.0
                                                               ---------           ---------
                                                                 9,658.3             9,179.0
                                                               ---------           ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................    10,807.8             9,109.4
OTHER LONG-TERM LIABILITIES.................................     1,259.4             1,236.4
DEFERRED INCOME TAXES.......................................       721.9               504.2
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --                  --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,688,009,533 shares outstanding at March 31,
  2000 and 1,690,175,338 shares outstanding at
  September 30, 1999, net of 26,897,868 and 11,432,678
  shares owned by subsidiaries at March 31, 2000 and
  September 30, 1999, respectively..........................       337.6               338.0
Capital in excess:
  Share premium.............................................     4,974.6             4,881.5
  Contributed surplus, net of deferred compensation of $89.1
    at March 31, 2000 and $30.7 at September 30, 1999.......     3,481.5             3,607.6
Accumulated earnings........................................     5,560.3             3,955.6
Accumulated other comprehensive loss........................      (591.4)             (450.1)
                                                               ---------           ---------
                                                                13,762.6            12,332.6
                                                               ---------           ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $36,210.0           $32,361.6
                                                               =========           =========

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       FOR THE QUARTERS      FOR THE SIX MONTHS
                                                        ENDED MARCH 31,        ENDED MARCH 31,
                                                      -------------------   ---------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   ---------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES...........................................  $7,070.0   $5,238.7   $13,708.7   $10,452.2
Cost of sales.......................................   4,455.3    3,387.8     8,647.2     6,789.4
Selling, general and administrative expenses........   1,264.9    1,122.8     2,507.7     2,205.9
Merger, restructuring and other non-recurring
  charges (credits), net............................       3.1      237.3      (126.5)      841.0
Charges for the impairment of long-lived assets.....        --       67.6        99.0       143.6
                                                      --------   --------   ---------   ---------

OPERATING INCOME....................................   1,346.7      423.2     2,581.3       472.3
Interest expense, net...............................    (206.3)    (115.0)     (370.9)     (238.5)
                                                      --------   --------   ---------   ---------
Income before income taxes and extraordinary
  items.............................................   1,140.4      308.2     2,210.4       233.8
Income taxes........................................    (284.5)    (146.2)     (563.1)     (179.5)
                                                      --------   --------   ---------   ---------
Income before extraordinary items...................     855.9      162.0     1,647.3        54.3
Extraordinary items, net of taxes...................        --      (42.5)       (0.2)      (44.9)
                                                      --------   --------   ---------   ---------
NET INCOME..........................................  $  855.9   $  119.5   $ 1,647.1   $     9.4
                                                      ========   ========   =========   =========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items.................  $   0.51   $   0.10   $    0.97   $    0.03
  Extraordinary items, net of taxes.................        --      (0.03)         --       (0.03)
  Net income........................................      0.51       0.07        0.97        0.01

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items.................  $   0.50   $   0.10   $    0.96   $    0.03
  Extraordinary items, net of taxes.................        --      (0.03)         --       (0.03)
  Net income........................................      0.50       0.07        0.96        0.01

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.............................................   1,686.9    1,630.9     1,690.1     1,626.4
  Diluted...........................................   1,710.7    1,667.6     1,713.8     1,661.6

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                 (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $1,647.1   $     9.4
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Merger, restructuring and other non-recurring (credits)
    charges, net............................................    (128.3)      493.1
  Charges for the impairment of long-lived assets...........      99.0       143.6
  Depreciation..............................................     534.9       485.3
  Goodwill and other intangible amortization................     253.1       141.0
  Deferred income taxes.....................................     339.5      (127.9)
  Other non-cash items......................................       2.0        29.7
  Changes in assets and liabilities, net of the effects of
    acquisitions:
    Accounts receivable and contracts in process............    (355.1)     (101.1)
    Proceeds from sale of accounts receivable...............      50.0        37.0
    Inventories.............................................    (392.4)     (209.5)
    Prepaid expenses and other current assets...............      (3.0)      (88.5)
    Accounts payable, accrued expenses and other current
      liabilities...........................................    (332.5)       57.8
    Income taxes............................................      25.8        16.2
    Deferred revenue........................................      23.4         6.4
    Other...................................................      65.6      (108.2)
                                                              --------   ---------
      Net cash provided by operating activities.............   1,829.1       784.3
                                                              --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................    (823.8)     (646.2)
Purchase of leased property.................................        --      (234.0)
Acquisition of businesses, net of cash acquired.............  (2,529.4)   (1,707.3)
Increase in investments.....................................    (142.2)       (6.9)
Other.......................................................      15.2        (3.3)
                                                              --------   ---------
      Net cash used in investing activities.................  (3,480.2)   (2,597.7)
                                                              --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on long-term debt and lines of credit..............   1,983.5     1,397.7
Net proceeds from issuance of public debt...................        --     1,173.7
Cash paid for tender offer..................................        --      (417.9)
Proceeds from exercise of options...........................      95.1       263.5
Dividends paid..............................................     (42.9)     (150.6)
Purchase of treasury shares.................................  (1,007.0)      (71.5)
                                                              --------   ---------
      Net cash provided by financing activities.............   1,028.7     2,194.9
                                                              --------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (622.4)      381.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   1,762.0     1,072.9
                                                              --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,139.6   $ 1,454.4
                                                              ========   =========

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

2. ACQUISITIONS AND DIVESTITURES

    During the first six months of fiscal 2000, the Company purchased businesses in each of its four business segments for an aggregate cost of $3,117.8 million, consisting of $2,287.2 million in cash, net of cash acquired, the issuance of approximately 15.5 million common shares valued at $670.4 million and the assumption of $160.2 million in debt. In addition, $242.2 million of cash was paid during the six months for purchase accounting liabilities related to current and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand and borrowings under the Company's commercial paper program. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates.

    In connection with the fiscal 2000 acquisitions, the Company recorded purchase accounting liabilities of $269.2 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when an appraisal or other further information is obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recognized as goodwill. As a result of acquisitions completed in fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2000, approximately $3,142.2 million in goodwill and other intangibles was recorded by the Company.

    Fiscal 2000 purchase acquisitions include, among others, the acquisitions of General Surgical Innovations, Inc. ("GSI"), AFC Cable Systems, Inc. ("AFC Cable") and Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") in November 1999 and Praegitzer Industries, Inc. ("Praegitzer") in December 1999. GSI, a manufacturer and distributor of balloon dissectors and related devices for minimally invasive surgery, was purchased through the issuance of approximately 2.7 million Tyco common shares valued at $107.6 million and has been integrated within the Healthcare and Specialty Products segment. AFC Cable, a manufacturer of prewired armor cable, was purchased through the issuance of approximately 12.8 million Tyco common shares valued at $562.8 million and has been integrated within the Flow Control Products and Services segment. Siemens EC, a world market leader for relays and one of the world's leading providers of components to the communications, automotive, consumer and general industry sectors, was purchased for $1,165.8 million in cash and has been integrated within the Telecommunications and Electronics segment. Praegitzer, a provider of printed circuit board and interconnect solutions to OEMs and contract manufacturers in the communications, computer, industrial and consumer electronics industries, was purchased for $72.2 million in cash and has been integrated within the Telecommunications and Electronics segment.

    The following table summarizes activity with respect to purchase accounting liabilities in fiscal 2000 ($ in millions):

                                                SEVERANCE              FACILITIES          OTHER
                                           --------------------   ---------------------   --------
                                           NUMBER OF              NUMBER OF
                                           EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                           ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  1999...................................    3,390      $217.3       101        $282.7     $ 70.3     $570.3
Fiscal 2000 acquisition reserves.........    3,530       149.6        45          53.2       66.4      269.2
Changes in estimates.....................      173        29.2        57          43.1       51.0      123.3
Reversal to goodwill.....................       --        (4.4)       --         (57.7)      (0.2)     (62.3)
Fiscal 2000 utilization..................   (2,986)     (149.6)      (83)        (50.8)     (56.1)    (256.5)
                                            ------      ------       ---        ------     ------     ------
Ending balance at March 31, 2000.........    4,107      $242.1       120        $270.5     $131.4     $644.0
                                            ======      ======       ===        ======     ======     ======

    In connection with the fiscal 2000 acquisitions, primarily Siemens EC and Praegitzer, the Company formulated certain plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 45 facilities. The Company has communicated with the employees of the acquired companies to announce the terminations and benefit arrangements, even though all individuals have not been specifically told of their terminations. The costs of employee termination benefits relate to the elimination of 1,654 positions in Europe, 1,579 positions in the United States, 287 positions in the Asia-Pacific region and 10 positions in South America, consisting primarily of manufacturing and distribution, administrative, sales and marketing, and technical personnel. Facilities designated for closure include 19 facilities in Europe, 15 facilities in the United States and 11 facilities in the Asia-Pacific region, consisting primarily of manufacturing plants, sales offices and administrative buildings. At March 31, 2000, 1,312 employees had been terminated and 11 facilities had been closed or consolidated related to fiscal 2000 acquisitions.

    Changes in estimates recorded during the six months ended March 31, 2000 relate primarily to revisions associated with finalizing the exit plans for Raychem Corporation, which was acquired in August 1999, and other fiscal 1999 acquisitions. These changes in estimates resulted in additional purchase accounting liabilities of $123.3 million and a corresponding increase in goodwill and deferred tax assets. These revisions include the elimination of an additional 173 employees, related primarily to manufacturing plants and administrative offices in the United States and Europe. Additional facilities designated for closure include 20 facilities in Europe, 17 facilities in the Asia-Pacific region, 16 facilities in the United States and 4 facilities in South America, consisting primarily of sales and administrative offices and manufacturing plants.

    In addition, during fiscal 2000 the Company reduced its estimate of purchase accounting liabilities by $62.3 million, primarily because costs of facility shutdowns for acquisitions consummated prior to fiscal 2000 were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    The Company has not yet finalized its business integration plans for recent acquisitions and accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, the Company is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At March 31, 2000, a total of $644.0 million purchase accounting reserves remained on the Consolidated Balance Sheet, of which $509.8 million are included in accrued expenses and other current liabilities and $134.2 million are included in other long-term liabilities. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

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

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                              (IN MILLIONS,
                                                         EXCEPT PER SHARE DATA)
Net sales..............................................  $14,050.4    $11,334.3
Income (loss) before extraordinary items...............    1,609.0        (10.5)
Net income (loss)......................................    1,608.8        (55.4)
Net income (loss) per common share:
  Basic................................................       0.95        (0.03)
  Diluted..............................................       0.94        (0.03)

    On January 14, 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is subject to customary regulatory review and, when complete, is expected to generate a one-time pre-tax gain to the Company of approximately $300 million.

3. LONG-TERM DEBT

    Long-term debt is as follows:

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2000          1999
                                                              ---------   -------------
                                                                    (IN MILLIONS)
Commercial paper program(i).................................  $ 3,794.9     $1,392.0
International overdrafts and demand loans...................      103.8        184.9
Floating rate private placement notes due 2000..............      499.7        499.4
0.57% Yen denominated private placement notes due 2000......       89.7         89.7
8.25% senior notes due 2000.................................        9.5          9.5
Floating rate private placement notes due 2001..............      499.4        499.1
6.5% public notes due 2001..................................      299.5        299.3
6.125% public notes due 2001................................      748.7        748.1
6.875% private placement notes due 2002.....................      993.5        992.2
5.875% public notes due 2004................................      398.0        397.7
6.375% public notes due 2004................................      104.7        104.6
6.375% public notes due 2005................................      744.2        743.7
6.125% public notes due 2008................................      395.2        394.9
7.2% notes due 2008.........................................      398.9        398.8
7.25% senior notes due 2008.................................        8.2          8.2
6.125% public notes due 2009................................      394.4        394.1
Zero coupon Liquid Yield Option Notes ("LYONs") due 2010....       35.4         49.1
International bank loans, repayable through 2013............      201.9        208.2
6.25% public Dealer Remarketable Securities due 2013........      758.7        760.1
9.5% public debentures due 2022.............................       49.0         49.0
8.0% public debentures due 2023.............................       50.0         50.0
7.0% public notes due 2028..................................      492.5        492.4
6.875% public notes due 2029................................      780.8        780.5
Financing lease obligation..................................       61.3         69.5
Other.......................................................      327.5        507.2
                                                              ---------     --------
Total debt..................................................   12,239.4     10,122.2
Less current portion........................................    1,431.6      1,012.8
                                                              ---------     --------
Long-term debt..............................................  $10,807.8     $9,109.4
                                                              =========     ========

------------------------
(i) On February 23, 2000 Tyco International Group S.A. ("TIG") increased its commercial paper program from $3.9 billion to $4.5 billion.

    On February 11, 2000, TIG renewed and increased the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. TIG plans to principally use the $4.5 billion portion of the credit facility to fully support borrowings under its commercial paper program.

    TIG's credit facility is guaranteed by the Company. Under the terms of the credit facility, the Company is required to meet certain covenants. None of these covenants is considered restrictive to the operations of the Company.

    The Company recorded extraordinary items of $0.2 million and $44.9 million in the six months ended March 31, 2000 and 1999, respectively, which were related to the write-off of net unamortized deferred financing costs related to the early extinguishment of debt.

4. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows:

                                               FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                  MARCH 31, 2000                    MARCH 31, 1999
                                          -------------------------------   -------------------------------
                                                                PER SHARE                         PER SHARE
                                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                          --------   --------   ---------   --------   --------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.....  $  855.9   1,686.9      $0.51      $162.0    1,630.9      $0.10
  Stock options.........................        --      20.1                     --       23.8
  Exchange of LYONs debt................       0.4       3.7                    1.2       12.9
                                          --------   -------                 ------    -------

DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items plus
    assumed conversions.................  $  856.3   1,710.7      $0.50      $163.2    1,667.6      $0.10
                                          ========   =======                 ======    =======

                                             FOR THE SIX MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                  MARCH 31, 2000                    MARCH 31, 1999
                                          -------------------------------   -------------------------------
                                                                PER SHARE                         PER SHARE
                                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                          --------   --------   ---------   --------   --------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.....  $1,647.3   1,690.1      $0.97      $ 54.3    1,626.4      $0.03
  Stock options.........................        --      19.4                     --       22.2
  Exchange of LYONs debt................       0.8       4.3                    2.4       13.0
                                          --------   -------                 ------    -------

DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items plus
    assumed conversions.................  $1,648.1   1,713.8      $0.96      $ 56.7    1,661.6      $0.03
                                          ========   =======                 ======    =======

    The computation of diluted income per common share in the quarters ended March 31, 2000 and 1999 and the six months ended March 31, 2000 and 1999 excludes the effect of the assumed exercise of approximately 24.7 million,
1.8 million, 17.5 million and 7.6 million stock options, respectively, because the effect would be anti-dilutive.

5. SHAREHOLDERS' EQUITY

    Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first two quarters of fiscal 2000 and fiscal 1999. Prior to its merger with Tyco, AMP paid a dividend of $0.27 per share in each of the first two quarters of fiscal 1999.

    In November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market, which was completed during the current quarter. In January 2000, the Board of Directors authorized the Company to reacquire up to an additional $2.0 billion of its common shares in the open market, of which the Company has in excess of $1.8 billion remaining as of March 31, 2000.

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS)

    The following table summarizes activity with respect to merger, restructuring and other non-recurring charges (credits) in fiscal 2000 ($ in millions):

                                                SEVERANCE              FACILITIES          OTHER
                                           --------------------   ---------------------   --------
                                           NUMBER OF              NUMBER OF
                                           EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                           ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  1999...................................    7,914      $100.4        67        $160.3     $192.6     $453.3
Fiscal 2000 restructuring charges........      926         4.9         3           4.8       15.1       24.8
Revisions in estimates...................   (3,044)      (44.4)      (12)        (31.1)     (74.8)    (150.3)
Fiscal 2000 utilization..................   (1,679)      (19.0)      (27)        (61.0)     (57.9)    (137.9)
                                            ------      ------       ---        ------     ------     ------
Ending balance at March 31, 2000.........    4,117      $ 41.9        31        $ 73.0     $ 75.0     $189.9
                                            ======      ======       ===        ======     ======     ======

    During the six months ended March 31, 2000, the Company recorded a net merger, restructuring and other non-recurring credit of $125.5 million. The net credit of $125.5 million is comprised of a credit of $150.3 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $24.8 million. The $150.3 million credit is comprised of revisions of $96.5 million related primarily to the merger with AMP Incorporated (``AMP") and costs associated with AMP's profit improvement plan, of which $6.3 million is included in cost of sales; $38.3 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. The charges of $24.8 million consist of $16.9 million related to the restructuring activities in AMP's Brazilian operations and wireless communications business, of which $0.9 million is included in cost of sales, and $7.9 million related to the Company's exiting the USSC interventional cardiology business, of which $6.4 million is included in cost of sales.

    During the six months ended March 31, 1999, the Company recorded merger, restructuring and other non-recurring charges of $879.3 million, of which $38.3 million is included in cost of sales. The $879.3 million charge consists of $444.4 million related to AMP's profit improvement plan and $434.9 million primarily related to the merger with USSC.

    At March 31, 2000, a total of $189.9 million merger, restructuring and other non-recurring reserves remained on the Consolidated Balance Sheet, of which $147.6 million are included in accrued expenses and other current liabilities and $42.3 million are included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of calendar 2000, except for certain long-term contractual obligations.

7. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the six months ended March 31, 2000, the Healthcare and Specialty Products segment recorded charges of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of USSC.

    During the six months ended March 31, 1999, the Telecommunications and Electronics segment recorded charges of $67.6 million related to the write-down of goodwill and property, plant and equipment, primarily manufacturing and administrative facilities, associated with AMP's worldwide operations. Additionally, the Healthcare and Specialty Products segment recorded charges of $76.0 million primarily related to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows:

                                                             FOR THE QUARTERS     FOR THE SIX MONTHS
                                                              ENDED MARCH 31,       ENDED MARCH 31,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
                                                                          (IN MILLIONS)
Net income................................................   $855.9     $119.5    $1,647.1   $   9.4
  Unrealized gain (loss) on securities, net of taxes......     11.2       (3.0)       10.4      (1.1)
  Minimum pension liability, net of taxes.................       --         --          --     (12.8)
  Foreign currency translation adjustment, net of taxes...    (78.4)    (196.1)     (151.7)   (168.0)
                                                             ------     ------    --------   -------
Total comprehensive income (loss).........................   $788.7     $(79.6)   $1,505.8   $(172.5)
                                                             ======     ======    ========   =======

9. CONSOLIDATED SEGMENT DATA

    Selected information for the Company's four industry segments is as follows:

                                               FOR THE QUARTERS            FOR THE SIX MONTHS
                                               ENDED MARCH 31,              ENDED MARCH 31,
                                            ----------------------      ------------------------
                                              2000          1999          2000           1999
                                            --------      --------      ---------      ---------
                                                               (IN MILLIONS)
NET SALES:
  Telecommunications and Electronics......  $3,027.1      $1,725.6      $ 5,766.2      $ 3,529.6
  Healthcare and Specialty Products.......   1,584.5       1,395.1        3,148.3        2,737.9
  Fire and Security Services..............   1,466.9       1,306.2        2,916.6        2,565.9
  Flow Control Products and Services......     991.5         811.8        1,877.6        1,618.8
                                            --------      --------      ---------      ---------
                                            $7,070.0      $5,238.7      $13,708.7      $10,452.2
                                            ========      ========      =========      =========

                                               FOR THE QUARTERS            FOR THE SIX MONTHS
                                               ENDED MARCH 31,              ENDED MARCH 31,
                                            ----------------------      ------------------------
                                              2000          1999          2000           1999
                                            --------      --------      ---------      ---------
                                                               (IN MILLIONS)
OPERATING INCOME:
  Telecommunications and Electronics......  $  694.4 (1)  $ (214.5)(2)  $ 1,343.3 (3)  $  (210.4)(4)
  Healthcare and Specialty Products.......     377.1         344.7          659.3 (5)      126.9 (6)
  Fire and Security Services..............     222.1         228.1          493.2 (7)      425.1
  Flow Control Products and Services......     179.2         132.8          349.8          262.0
                                            --------      --------      ---------      ---------
                                             1,472.8         491.1        2,845.6          603.6
Less: Corporate expenses..................     (39.9)        (19.2)         (94.1)         (38.2)
     Goodwill amortization expense........     (86.2)        (48.7)        (170.2)         (93.1)
                                            --------      --------      ---------      ---------
                                            $1,346.7      $  423.2      $ 2,581.3      $   472.3
                                            ========      ========      =========      =========

------------------------

(1) Includes merger, restructuring and other non-recurring charges of $10.4 million, of which $0.9 million is included in cost of sales, primarily related to activites in AMP's wireless communications business and a credit of $12.7 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(2) Includes merger, restructuring and other non-recurring charges of $262.3 million, of which $25.0 million is included in cost of sales, and charges for the impairment of long-lived assets of $67.6 million primarily related to AMP's profit improvement plan.

(3) Includes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of sales, related to AMP's Brazilian operations and wireless communications business and a credit of $96.5 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(4) Includes restructuring and other non-recurring charges of $444.4 million, of which $38.3 million is included in cost of sales, and charges for the impairment of long-lived assets of $67.6 million primarily related to AMP's profit improvement plan.

(5) Includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Also includes a credit of $26.9 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $15.5 million related primarily to the merger with USSC and $11.4 million related to the Company's 1997 restructuring accruals.

(6) Includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.

(7) Includes a merger, restructuring and other non-recurring credit of $26.9 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

10. INVENTORIES

    Inventories are classified as follows:

                                                        MARCH 31,   SEPTEMBER 30,
                                                          2000          1999
                                                        ---------   -------------
                                                              (IN MILLIONS)
Purchased materials and manufactured parts............  $1,019.4      $  719.1
Work in process.......................................     914.6         774.2
Finished goods........................................   1,546.5       1,355.8
                                                        --------      --------
                                                        $3,480.5      $2,849.1
                                                        ========      ========

11. TYCO INTERNATIONAL GROUP S.A.

    TIG indirectly owns a substantial portion of the operating subsidiaries of Tyco. During fiscal 1999, TIG issued public debt securities, which are fully and unconditionally guaranteed by Tyco. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by Tyco and the Company's belief that such information is not material to holders of the debt securities. The following presents consolidated summary financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented.

                                                        MARCH 31,   SEPTEMBER 30,
                                                          2000          1999
                                                        ---------   -------------
                                                              (IN MILLIONS)
Total current assets..................................  $7,774.6      $7,618.4
Total non-current assets..............................  27,618.6      24,008.4
Total current liabilities.............................   7,005.7       6,845.1
Total non-current liabilities.........................  13,538.7      10,553.9

                                                         FOR THE QUARTERS     FOR THE SIX MONTHS
                                                          ENDED MARCH 31,       ENDED MARCH 31,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                      (IN MILLIONS)
Net sales.............................................  $4,821.4   $3,956.8   $9,330.1   $7,776.0
Gross profit..........................................   1,760.5    1,568.8    3,430.7    3,035.0
Income (loss) before extraordinary items(1)...........     449.3      153.4      903.6      (31.0)
Net income (loss)(2)..................................     449.3      110.9      903.4      (75.9)

------------------------

(1) Income before extraordinary items in the six months ended March 31, 2000 includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Also included are credits of $15.5 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related primarily to the merger with USSC and $38.3 million related to the Company's 1997 restructuring plans. Loss before extraordinary items in the six months ended March 31, 1999 includes merger, restructuring and other non-recurring charges of $434.9 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.

(2) Extraordinary items were primarily comprised of losses on the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt.

12. TYCOM GLOBAL NETWORK

    On January 17, 2000, the Company announced that its undersea fiber optics business will design, build, install, operate and maintain its own global undersea fiber optic communications network, to be known as the TyCom Global Network-TM-. The Company intends to offer up to 20 percent of its undersea fiber optic cable business for sale in an initial public offering. TyCom Ltd. has filed a registration statement with the SEC, which has not yet been declared effective.

13. SUBSEQUENT EVENTS

    In April 2000, TIG issued [EURO]600 million ($571.4 million) 6.125% notes due April 2007 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately
$565.9 million were used to repay borrowings under TIG's commerical paper program.

    In May 2000, the Company announced that it has agreed to acquire the Electronic OEM Business of Thomas & Betts for $750 million in cash. This agreement is subject to regulatory approval. The Electronic OEM Business of Thomas & Betts manufactures electronic connectors for the telecommunications, computer and automotive industries and will be integrated within the Tyco Electronics group. The Company intends to account for the acquisition as a purchase.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Telecommunications and Electronics, Healthcare and Specialty Products, Fire and Security Services, and Flow Control Products and Services.

OVERVIEW

    Sales increased 35.0% during the quarter ended March 31, 2000 to $7,070.0 million from $5,238.7 million in the quarter ended March 31, 1999. Income before extraordinary items was $855.9 million in the quarter ended
March 31, 2000, as compared to $162.0 million in the quarter ended March 31, 1999. Income before extraordinary items for the quarter ended March 31, 2000 included an after-tax net credit of $2.3 million ($2.3 million pre-tax) consisting of a credit of $9.5 million ($12.7 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring charges of $7.2 million ($10.4 million pre-tax) primarily related to AMP's operations. Income before extraordinary items for the quarter ended March 31, 1999 included an after-tax charge of $285.6 million ($329.9 million pre-tax) related to AMP's profit improvement plan.

    Sales increased 31.2% during the six months ended March 31, 2000 to $13,708.7 million from $10,452.2 million in the six months ended March 31, 1999. Income before extraordinary items was $1,647.3 million in the six months ended March 31, 2000, as compared to $54.3 million in the six months ended March 31, 1999. Income before extraordinary items for the six months ended March 31, 2000 included an after-tax net credit of $9.4 million ($26.5 million pre-tax) consisting of a credit of $108.6 million ($150.3 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring and impairment charges of $99.2 million ($123.8 million pre-tax) primarily related to the exiting of USSC's interventional cardiology business. Income before extraordinary items for the six months ended March 31, 1999 included an after-tax charge of $836.1 million ($1,022.9 million pre-tax) related to the merger with AMP, AMP's profit improvement plan and the merger with USSC.

    The following table details the Company's sales and earnings in the quarters and six months ended March 31, 2000 and 1999.

                                                                       (UNAUDITED)
                                                    FOR THE QUARTERS ENDED   FOR THE SIX MONTHS ENDED
                                                          MARCH 31,                 MARCH 31,
                                                    ----------------------   ------------------------
                                                      2000         1999        2000           1999
                                                    ---------   ----------   ---------      ---------
                                                                      (IN MILLIONS)
Net sales.........................................  $7,070.0    $ 5,238.7    $13,708.7      $10,452.2
                                                    ========    =========    =========      =========
Operating income, before certain credits
  (charges)(i)(ii)................................  $1,430.6    $   801.8    $ 2,725.0      $ 1,588.3
Merger, restructuring and other non-recurring
  credits (charges), net..........................       2.3       (262.3)       125.5         (879.3)
Impairment of long-lived assets...................        --        (67.6)       (99.0)        (143.6)
Amortization of goodwill..........................     (86.2)       (48.7)      (170.2)         (93.1)
                                                    --------    ---------    ---------      ---------
Operating income..................................   1,346.7        423.2      2,581.3          472.3
Interest expense, net.............................    (206.3)      (115.0)      (370.9)        (238.5)
                                                    --------    ---------    ---------      ---------
Pre-tax income before extraordinary items.........   1,140.4        308.2      2,210.4          233.8
Income taxes......................................    (284.5)      (146.2)      (563.1)        (179.5)
                                                    --------    ---------    ---------      ---------
Income before extraordinary items.................     855.9        162.0      1,647.3           54.3
Extraordinary items, net of taxes.................        --        (42.5)        (0.2)         (44.9)
                                                    --------    ---------    ---------      ---------
Net income........................................  $  855.9    $   119.5    $ 1,647.1      $     9.4
                                                    ========    =========    =========      =========

------------------------

(i) This amount is the sum of the operating income of the Company's four business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets, and amortization of goodwill.

(ii) Merger, restructuring and other non-recurring credits (charges) in the amount of $5.4 million, $(25.0) million, $(1.0) million and $(38.3) million related to the write-down of inventory have been included as part of cost of sales in the Consolidated Statements of Operations for the quarters ended March 31, 2000 and 1999 and the six months ended March 31, 2000 and 1999, respectively. However, they have not been included as part of cost of sales for the purpose of calculating operating income before certain credits (charges) in this table. These credits (charges) are instead included in the total merger, restructuring and other non-recurring credits (charges).

    The Company has taken recent merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets with respect to AMP and USSC. Under the Company's restructuring and integration programs, the Company terminates employees and closes facilities deemed to be redundant. The reduction in manpower and facilities comes from the manufacturing, distribution and administrative functions. In addition, the Company discontinues or disposes of product lines which do not fit the long-term strategy of the respective businesses. The Company does not separately track the impact on financial results of the restructuring and integration programs. However, the Company estimates that its overall cost structure will be reduced by approximately
$1 billion on an annualized basis due to the impact associated with these charges. As of March 31, 2000, the Company believes that approximately
$850 million of benefits on an annualized basis have been realized. The significant decreases have been to selling, general and administrative expenses and to cost of sales. The restructuring plans are expected to improve the cost structure over the remainder of fiscal 2000. The effect on the ongoing operations of the merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets taken in the first six months of fiscal 2000 will not be material.

    Operating income improved in all segments in the six months ended March 31, 2000 as compared to the six months ended March 31, 1999. The operating improvements are the result of both increased revenues and enhanced margins. Increased revenues resulted from organic growth and from acquisitions. The Company enhances its margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. The Company regards charges that it incurs to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

    When the Company makes acquisitions, the sales and operating results of the acquired companies are included in the financial results of Tyco from the dates of their acquisition. The acquired companies are immediately integrated within the Company's existing operations. Consequently, the Company does not separately track the operating results of acquired companies. The discussion following the tables below includes an estimated sales comparison that excludes the effects of indicated acquisitions.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Telecommunications and Electronics segment:

                                                               (UNAUDITED)
                                                          FOR THE QUARTERS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                             ($ IN MILLIONS)
Sales...................................................  $3,027.1      $1,725.6
Operating income, before certain credits (charges)......  $  692.1      $  115.4
Operating margins, before certain credits (charges).....      22.9%          6.7 %
Operating income (loss), after certain credits
  (charges).............................................  $  694.4      $ (214.5)
Operating margins, after certain credits (charges)......      22.9%        (12.4)%

    The 75.4% increase in sales in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 for the Telecommunications and Electronics segment resulted in part from acquisitions. These included: the acquisition in May 1999 of Telecomunicaciones Marinas, S.A. ("Temasa"), included in TyCom Ltd. ("TyCom"); the acquisition in August 1999 of Raychem Corporation ("Raychem"), included in Tyco Electronics; the acquisition in November 1999 of Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC"), included in Tyco Electronics; and the acquisition in December 1999 of Praegitzer
Industries, Inc. ("Praegitzer"), included in Tyco Electronics. Excluding the impact of Temasa, Raychem, Siemens EC and Praegitzer, sales increased an estimated 25.1%, reflecting strong organic growth in sales in the quarter ended March 31, 2000 at each of TyCom and Tyco Electronics.

    The substantial increase in operating income and margins, before certain credits (charges), in the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999 was due to improved margins at Tyco Electronics, the acquisition of Raychem and higher sales volume at TyCom. The improved operating margins at Tyco Electronics in the quarter ended March 31, 2000 resulted from increased volume, improved pricing and continuing cost reduction programs following the AMP merger.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to a restructuring net credit of $2.3 million in the quarter ended March 31, 2000 compared with a restructuring and other non-recurring charge of $329.9 million in the quarter ended March 31, 1999.

    On January 17, 2000, the Company announced that its undersea fiber optics business will design, build, install, operate and maintain its own global undersea fiber optic communications network, to be known as the TyCom Global Network-TM-. The Company intends to offer up to 20 percent of its undersea fiber optic cable business for sale in an initial public offering. TyCom has filed a registration statement with the SEC, which has not yet been declared effective. During the construction of the TyCom Global Network, TyCom's quarterly revenues and operating income may decrease from current levels until the second half of fiscal 2001.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:

                                                               (UNAUDITED)
                                                          FOR THE QUARTERS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                             ($ IN MILLIONS)
Sales...................................................  $1,584.5      $1,395.1
Operating income........................................  $  377.1      $  344.7
Operating margins.......................................      23.8%         24.7%

    The 13.6% increase in sales in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 was primarily the result of organic growth in both Tyco Healthcare and Tyco Plastics. Tyco Healthcare's organic growth was especially strong outside the United States.

    In addition, sales increased in the quarter ended March 31, 2000 due to the effects of acquisitions, which included: Batts Inc., acquired in April 1999; General Surgical Innovations, Inc. ("GSI"), acquired in November 1999; and Radionics, acquired in January 2000. Excluding the impact of these acquisitions, sales increased an estimated 8.5%.

    The 9.4% increase in operating income in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 was principally due to increased sales volume and improved margins at Tyco Healthcare operations outside the United States and higher margins at ADT Automotive, offset by lower margins at Tyco Plastics due to higher resin costs.

    On January 14, 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is subject to customary regulatory review and, when complete, is expected to generate a one-time pre-tax gain to the Company of approximately $300 million.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment:

                                                               (UNAUDITED)
                                                          FOR THE QUARTERS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                             ($ IN MILLIONS)
Sales...................................................  $1,466.9      $1,306.2
Operating income........................................  $  222.1      $  228.1
Operating margins.......................................      15.1%         17.5%

    The 12.3% increase in sales in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 resulted primarily from increased sales in security operations in the United States and Asia and higher sales volume in fire protection operations in North America. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions in the security services business. These acquisitions included:
Entergy Security Corporation ("Entergy"), acquired in January 1999, and Alarmguard Holdings ("Alarmguard"), acquired in February 1999, both of which were included in results for all of the quarter ended March 31, 2000 but only part of the quarter ended March 31, 1999. Excluding the impact of Entergy and Alarmguard, the sales increase for the segment in the quarter ended March 31, 2000 was an estimated 11.2%.

    The decrease in operating income and margins in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 was due to lower margins in the worldwide security business as a result of the reorganization of its dealer program and internal sales force, partially offset by increased service volume in North American fire protection operations and security operations in the United States and Asia.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment:

                                                              (UNAUDITED)
                                                        FOR THE QUARTERS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
                                                            ($ IN MILLIONS)
Sales.................................................    $991.5       $811.8
Operating income......................................    $179.2       $132.8
Operating margins.....................................      18.1%        16.4%

    The 22.1% sales increase in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 reflects increased demand for valve products in Europe, increased sales at Allied Tube and Conduit and Earth Tech and the impact of acquisitions. These acquisitions included: certain subsidiaries in the metals processing division of Glynwed International plc ("Glynwed"), acquired in March 1999; Central Sprinkler Corporation ("Central Sprinkler"), acquired in August 1999; AFC Cable Systems, Inc. ("AFC Cable"), acquired in November 1999; and Flow Control Technologies ("FCT"), acquired in February 2000. During
August 1999, the Company completed the sale of certain businesses within this segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing. Excluding the impact of these acquisitions and divestitures, sales increased an estimated 20.6%.

    The 34.9% increase in operating income in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 was primarily due to increased volume in worldwide valve operations, Allied Tube and Conduit and Earth Tech. Also, royalty and licensing fee income from certain intellectual property associated with the divested businesses offset a portion of the operating income lost from the divestitures. Increased operating margins in the quarter ended March 31, 2000 resulted primarily from margin improvements in the North American valve operations and Earth Tech.

FOREIGN CURRENCY

    Changes in foreign exchange rates during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 had a negative impact which was not material to the Company's overall sales and operating income.

CORPORATE EXPENSES

    Corporate expenses were $39.9 million in the quarter ended March 31, 2000 compared to $19.2 million in the quarter ended March 31, 1999. This increase was due principally to an increase in corporate staffing to support and monitor the Company's expanding businesses and operations and higher compensation expense under the Company's equity-based incentive compensation plans.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $86.2 million in the quarter ended March 31, 2000 from $48.7 million in the quarter ended
March 31, 1999, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $206.3 million in the quarter ended March 31, 2000, compared to $115.0 million in the quarter ended March 31, 1999. The increase was due to higher average interest rates and higher average debt balances resulting from borrowings to finance acquisitions and the Company's stock repurchase program. The increase in borrowings was mitigated in part by the use of free cash flow to pay for certain acquisitions.

EXTRAORDINARY ITEMS

    Extraordinary items in the quarter ended March 31, 1999 included after-tax losses amounting to $42.5 million related to the write-off of net unamortized deferred financing costs in connection with the early extinguishment of debt. There were no extraordinary items in the quarter ended March 31, 2000.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges) and charges for the impairment of long-lived assets, was 25.0% during the quarter ended March 31, 2000, as compared to 29.9% in the quarter ended March 31, 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Telecommunications and Electronics segment:

                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $5,766.2      $3,529.6
Operating income, before certain credits
  (charges).........................................   $1,263.7      $  301.6
Operating margins, before certain credits
  (charges).........................................       21.9%          8.5 %
Operating income (loss), after certain credits
  (charges).........................................   $1,343.3      $ (210.4)
Operating margins, after certain credits
  (charges).........................................       23.3%         (6.0)%

    The 63.4% increase in sales in the six months ended March 31, 2000 over the six months ended March 31, 1999 for the Telecommunications and Electronics segment resulted in part from acquisitions. These acquisitions included: the acquisition in May 1999 of Temasa, included in TyCom; the acquisition in August 1999 of Raychem, included in Tyco Electronics; the acquisition in November 1999 of Siemens EC, included in Tyco Electronics; and the acquisition in December 1999 of Praegitzer, included in Tyco Electronics. Excluding the impact of Temasa, Raychem, Siemens EC and Praegitzer, sales increased an estimated 21.7%, reflecting strong organic growth in sales in the six months ended March 31, 2000 at each of TyCom and Tyco Electronics.

    The substantial increase in operating income and margins, before certain credits (charges), in the six months ended March 31, 2000 compared with the six months ended March 31, 1999 was due to improved margins at Tyco Electronics, the acquisition of Raychem and higher sales volume at TyCom. The improved operating margins at Tyco Electronics in the six months ended March 31, 2000 resulted from increased volume, improved pricing and continuing cost reduction programs following the AMP merger.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to a merger, restructuring and other non-recurring net credit of $79.6 million in the six months ended March 31, 2000 compared with a restructuring and other non-recurring charge of $512.0 million in the six months ended March 31, 1999.

    HEALTHCARE AND SPECIALTY PRODUCTS SEGMENT

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:

                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $3,148.3      $2,737.9
Operating income, before certain credits
  (charges).........................................   $  739.3      $  637.8
Operating margins, before certain credits
  (charges).........................................       23.5%         23.3%
Operating income, after certain credits (charges)...   $  659.3      $  126.9
Operating margins, after certain credits
  (charges).........................................       20.9%          4.6%

    The 15.0% increase in sales in the six months ended March 31, 2000 over the six months ended March 31, 1999 was primarily the result of organic growth in both Tyco Healthcare, especially outside the United States, and Tyco Plastics. In addition, sales increased in the six months ended March 31, 2000 due to the effects of acquisitions, which included: Graphic Controls Corporation and Sunbelt Plastics, both acquired in November 1998 and included in results for all of the six months ended March 31, 2000 but only part of the six months ended March 31, 1999; Batts Inc., acquired in April 1999; GSI, acquired in
November 1999; and Radionics, acquired in January 2000. Excluding the impact of these acquisitions, sales increased an estimated 9.0%.

    The 15.9% increase in operating income, before certain credits (charges), in the six months ended March 31, 2000 compared to the six months ended March 31, 1999 was principally due to increased sales volume and improved margins at Tyco Healthcare operations outside the United States and higher volume at Tyco Plastics and ADT Automotive, partially offset by lower margins at Tyco Plastics due to higher resin costs.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to net merger, restructuring and other non-recurring charges of $80.0 million in the six months ended March 31, 2000 compared with merger, restructuring and other non-recurring charges of $510.9 million in the six months ended March 31, 1999.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment:

                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $2,916.6      $2,565.9
Operating income, before certain credits............   $  466.3      $  425.1
Operating margins, before certain credits...........       16.0%         16.6%
Operating income, after certain credits.............   $  493.2      $  425.1
Operating margins, after certain credits............       16.9%         16.6%

    The 13.7% increase in sales in the six months ended March 31, 2000 over the six months ended March 31, 1999 reflects primarily increased sales in the electronic security services business in the United States and Asia and higher sales volume in fire protection operations in North America. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions in the security services business. These acquisitions included: Entergy, acquired in January 1999, and Alarmguard, acquired in February 1999, both of which were included in results for all of the six months ended March 31, 2000 but only part of the six months ended March 31, 1999. Excluding the impact of Entergy and Alarmguard, the sales increase for the segment in the six months ended March 31, 2000 was an estimated 11.6%.

    The 9.7% increase in operating income, before certain credits, in the six months ended March 31, 2000 over the six months ended March 31, 1999 reflects increased service volume in fire protection operations in North America and security operations in the United States and Asia. Decreased operating margins, before certain credits, in the six months ended March 31, 2000 reflect lower margins in the worldwide security business as a result of the reorganization of its dealer program and internal sales force.

    In addition to the items discussed above, operating income and margins, after certain credits, increased due to a merger, restructuring and other non-recurring credit of $26.9 million in the six months ended March 31, 2000.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment:

                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $1,877.6      $1,618.8
Operating income....................................   $  349.8      $  262.0
Operating margins...................................       18.6%         16.2%

    The 16.0% sales increase in the six months ended March 31, 2000 over the six months ended March 31, 1999 reflects increased demand for valve products in Europe, increased sales at Allied Tube and Conduit and Earth Tech and the impact of acquisitions. These acquisitions included: Glynwed, acquired in March 1999; Central Sprinkler, acquired in August 1999; AFC Cable, acquired in
November 1999; and FCT, acquired in February 2000. During August 1999, the Company completed the sale of certain businesses within this segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing. Excluding the impact of these acquisitions and divestitures, sales increased an estimated 14.7%.

    The 33.5% increase in operating income and higher operating margins in the six months ended March 31, 2000 over the six months ended March 31, 1999 was primarily due to increased volume and improved margins in North American and European valve operations and Earth Tech. Also, royalty and licensing fee income from certain intellectual property associated with the divested businesses offset a portion of the operating income lost from the divestitures.

FOREIGN CURRENCY

    Changes in foreign exchange rates during the six months ended March 31, 2000 as compared to the six months ended March 31, 1999 had a negative impact which was not material to the Company's overall sales and operating income.

CORPORATE EXPENSES

    Corporate expenses were $94.1 million in the six months ended March 31, 2000 compared to $38.2 million in the six months ended March 31, 1999. This increase was due principally to higher compensation expense under the Company's equity-based incentive compensation plans and an increase in corporate staffing to support and monitor the Company's expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $170.2 million in the six months ended March 31, 2000 from $93.1 million in the six months ended March 31, 1999, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $370.9 million in the six months ended March 31, 2000, compared to $238.5 million in the six months ended March 31, 1999. The increase was due to higher average interest rates and higher average debt balances resulting from borrowings to finance acquisitions and the Company's stock repurchase program. The increase in borrowings was mitigated in part by the use of free cash flow to pay for certain acquisitions.

EXTRAORDINARY ITEMS

    Extraordinary items in the six months ended March 31, 2000 and 1999 included after-tax losses amounting to $0.2 million and $44.9 million, respectively, related to the write-off of net unamortized deferred financing costs in connection with the early extinguishment of debt.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges) and charges for the impairment of long-lived assets, was 25.0% during the six months ended March 31, 2000, as compared to 29.1% in the six months ended March 31, 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of the Company's cash flow from operating activities and the use of a portion of that cash in the Company's operations in the six months ended March 31, 2000.

Management refers to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                                (UNAUDITED)
                                                              SIX MONTHS ENDED
                                                               MARCH 31, 2000
                                                              ----------------
                                                               (IN MILLIONS)
Operating income, before certain credits (charges)..........      $2,725.0 (1)
Depreciation and amortization...............................         617.8 (2)
Net increase in deferred income taxes.......................         339.5
Less:
  Net increase in working capital...........................        (891.4)(3)
  Interest expense, net.....................................        (370.9)
  Income tax expense........................................        (563.1)
  Restructuring expenditures................................         (92.4)(4)
  Other (net)...............................................          64.6
                                                                  --------
Cash flow from operating activities.........................       1,829.1
Less:
  Capital expenditures......................................        (823.8)
  Dividends paid............................................         (42.9)
                                                                  --------
Free cash flow..............................................      $  962.4
                                                                  ========

------------------------

(1) This amount is the sum of the operating income of the four business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property
    ($534.9 million) and amortization of intangible assets other than goodwill ($82.9 million).

(3) This amount is net of $50.0 million received on the sale of accounts receivable.

(4) This amount is cash paid out for merger, restructuring and other non-recurring charges.

    In addition, during the six months ended March 31, 2000, the Company paid out $242.2 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    In the six months ended March 31, 2000, the Company established restructuring and other non-recurring reserves of $24.8 million, of which $7.3 million is included in cost of sales, primarily related to the exiting of USSC's interventional cardiology business and the restructuring activities in AMP's Brazilian operations and wireless communications business. At
September 30, 1999, there existed merger, restructuring and other non-recurring reserves of $453.3 million. During the six months ended March 31, 2000, the Company paid out $92.4 million in cash and incurred $45.5 million in non-cash charges that were charged against these reserves. Also in the six months ended March 31, 2000, the Company determined that $150.3 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and recorded a credit of $144.0 million to the merger, restructuring and other non-recurring charges line item and a credit of $6.3 million to the cost of sales line item in the Consolidated Statement of Operations. The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, the costs of which were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. At March 31, 2000, there remained $189.9 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $147.6 million is included in current liabilities and $42.3 million is included in long-term liabilities.

    During the six months ended March 31, 2000, the Company made acquisitions at an aggregate cost of $3,117.8 million. Of this amount, $2,287.2 million was paid in cash (net of cash acquired), $670.4 million was paid in the form of Tyco common shares, and the Company assumed $160.2 million in debt. In connection with these acquisitions, the Company established purchase accounting reserves of $269.2 million for transaction and integration costs. In addition, purchase accounting liabilities of $123.3 million and a corresponding increase to goodwill and deferred tax assets were recorded during the six months ended
March 31, 2000 representing changes in estimates related to acquisitions consummated prior to fiscal 2000, primarily the acquisition of Raychem in August 1999. At the beginning of fiscal 2000, purchase accounting reserves were $570.3 million as a result of purchase accounting transactions made in prior years. During the six months ended March 31, 2000, the Company paid out
$242.2 million in cash and incurred $14.3 million in non-cash charges against the reserves established during and prior to this period. Also, in the six months ended March 31, 2000, the Company determined that $62.3 million of purchase accounting reserves related to acquisitions prior to fiscal 2000 were not needed and reversed that amount against goodwill. At March 31, 2000, there remained $644.0 million in purchase accounting reserves on the Company's Consolidated Balance Sheet, of which $509.8 million is included in current liabilities and $134.2 million is included in long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $891.4 million in the six months ended
March 31, 2000. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity as reflected in the increased sales over the prior period and the payment of fiscal 1999 year-end bonuses. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    In addition, during the six months ended March 31, 2000, the Company received proceeds of $95.1 million from the exercise of common share options and used $1,007.0 million of cash to purchase its own common shares. In November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market, which was completed during the current quarter. In January 2000, the Board of Directors authorized the expenditure of up to an additional $2.0 billion to repurchase shares of the Company, of which the Company has in excess of $1.8 billion remaining as of March 31, 2000. The timing and actual amount of the repurchases will be subject to market conditions and other factors.

    The source of the cash used for acquisitions in fiscal 2000 was primarily an increase in total debt and cash flows from operations. Goodwill and other intangible assets were $14,793.8 million at March 31, 2000 compared to $12,158.9 million at September 30, 1999. At March 31, 2000, the Company's total debt was $12,239.4 million, as compared to $10,122.2 million at September 30, 1999. This increase was attributable principally to borrowings under the Company's commercial paper program. For further detail on debt activity, see
Note 3 to the Consolidated Financial Statements.

    On February 11, 2000, TIG renewed and increased the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. In addition, TIG increased its commercial paper program from $3.9 billion to $4.5 billion. The Company plans to principally use the $4.5 billion portion of the credit facility to fully support borrowings under its commercial paper program.

    In April 2000, TIG issued [EURO]600 million ($571.4 million) 6.125% notes due April 2007 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately
$565.9 million were used to repay borrowings under TIG's commerical paper program.

    Shareholders' equity was $13,762.6 million, or $8.15 per share, at March 31, 2000, compared to $12,332.6 million, or $7.30 per share, at September 30, 1999. The increase in shareholders' equity was due primarily to net income of $1,647.1 million for the six months ended March 31, 2000 and the issuance of a total of approximately 15.5 million common shares valued at $670.4 million for the acquisitions of GSI and AFC Cable in November 1999. This increase was partially offset by the Company's repurchase of its common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 47% at March 31, 2000 and 45% at September 30, 1999. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 43% at March 31, 2000 and 37% at September 30, 1999.

    In January 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business for cash proceeds of approximately
$1 billion.

    As previously discussed, the Company intends to offer up to 20 percent of its undersea fiber optic cable business for sale in an initial public offering. It is expected that a portion of the proceeds from the proposed public offering would be used to fund the first phase of the buildout of the TyCom Global Network.

BACKLOG

    At March 31, 2000, the Company had a backlog of unfilled orders of approximately $7,190.1 million, compared to a backlog of approximately $7,581.1 million at September 30, 1999. Backlog by industry segment is as follows (unaudited):

                                                        MARCH 31,   SEPTEMBER 30,
                                                          1999          1999
                                                        ---------   -------------
                                                              (IN MILLIONS)
Telecommunications and Electronics....................  $4,589.9      $4,974.5
Flow Control Products and Services....................   1,351.9       1,516.5
Fire and Security Services............................   1,127.1         986.6
Healthcare and Specialty Products.....................     121.2         103.5
                                                        --------      --------
                                                        $7,190.1      $7,581.1
                                                        ========      ========

    Within the Telecommunications and Electronics segment, backlog decreased due to a decline in backlog at TyCom as the business shifts its focus to the construction of the TyCom Global Network, offset partially by an increase in backlog at Tyco Electronics, primarily resulting from the acquisition of Siemens EC. Within the Flow Control Products and Services segment, backlog decreased primarily due to a decrease at Earth Tech resulting from the timing of contracts. Within the Fire and Security Services segment, backlog increased principally due to an increase in backlog at the Company's fire protection operations in the Asia-Pacific region. Within the Healthcare and Specialty Products segment, the increase resulted principally from an increase in demand for the products sold by Ludlow Technical Products and Tyco Plastics.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying
APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the timing of construction and the successful operation of the TyCom Global Network; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions.

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

SECURITIES LITIGATION

    As reported in the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, lawsuits have been filed against the Company and certain directors, officers and employees of the Company with respect to alleged violations of securities laws ("Securities Litigation").

    On April 11, 2000, one of the lawsuits, LETTY BOST V. TYCO
INTERNATIONAL LTD., MARK H. SWARTZ AND DENNIS L. KOZLOWSKI (sic) (99 Civ. 11967), was voluntarily discontinued by the plaintiff in that action. On February 28, 2000, plaintiffs in the eight remaining lawsuits that were filed in the United States District Court for the Southern District Court of New York, filed an amended complaint. That amended complaint supersedes and extinguishes the remaining eight prior complaints filed in the Southern District of New York. The Company believes that the amended complaint raises the same or substantially similar allegations as those contained in the eight prior complaints. The amended complaint does not name Michael A. Ashcroft, Philip M. Hampton, Mark A. Belnick, Neil R. Garvey or Robert P. Mead as defendants, and, accordingly, they are no longer defendants in the Securities Litigation.

    On April 26, 2000, the Judicial Panel on Multidistrict Litigation assigned the Securities Litigation to the Honorable Paul J. Barbadoro, Chief Judge of the United States District Court for the District of New Hampshire, for coordinated or consolidated pretrial proceedings.

IDT LITIGATION

    On January 31, 2000, a complaint was filed in the United States District Court for the District of New Jersey asserting claims against two subsidiaries of the Company. The claims arise out of negotiations conducted by the Company's Luxembourg subsidiary, Tyco Group S.a.r.l. ("Tyco Group"), with a Belgian corporation, IDT Europe B.V.B.A., concerning the possible formation of a joint venture for the development of an undersea fiber optic telecommunications system which the complaint alleges was to be substantially similar to the proposed TyCom Global Network. The plaintiff alleges that Tyco Group breached a Memorandum of Understanding dated November 9, 1999, (which expired in December
1999), and alleged implied covenants of good faith and fair dealing, in various ways, including by failing to negotiate in good faith to complete and finalize various agreements relating to the proposed joint venture. The plaintiff seeks, among other relief such as attorneys fees and costs, specific performance of Tyco Group's alleged obligation to negotiate and execute such agreements and compensatory damages of $1 billion. The plaintiff also alleges that Tyco Group tortiously interfered with another agreement (the "Instruction to Proceed"), and with contractual relations, business relations and fiduciary duties relating to that agreement, which plaintiff claims it had with Tyco Submarine Systems, Ltd. ("TSSL"), the other Company subsidiary named in the complaint, and seeks compensatory damages of $1 billion, punitive damages of $3 billion and temporary and permanent injunctive relief prohibiting Tyco Group from undertaking any business activity inconsistent with the Memorandum of Understanding. Similar breach of contract and breach of implied covenant of good faith and fair dealing claims are asserted against TSSL in connection with the Instruction to Proceed, as to which the plaintiff seeks the same injunctive relief and compensatory damages. The Company's subsidiaries believe that the complaint is without merit and intend to defend the action vigorously.

    Tyco Group and TSSL have filed a motion to dismiss the complaint in the United States District Court for the District of New Jersey on the ground that the court lacks subject matter jurisdiction. Plaintiffs have opposed that motion, which is pending before the court.

    On March 24, 2000, Tyco Group, TSSL, Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against IDT Europe B.V.B.A. and IDT Corporation (collectively, "IDT"). The complaint alleges that IDT filed a baseless lawsuit in federal court in New Jersey seeking to enforce non-binding provisions of the Memorandum of Understanding dated
November 9, 1999 and the Instruction to Proceed, improperly disclosed confidential information to the press, and otherwise engaged in a pattern of conduct with the purpose and effect of obstructing efforts to build the TyCom Global Network and to finance it principally though the initial public offering of TyCom shares. The complaint asserts five causes of action, including breach of contract and tortious interference with both contract and prospective business relations, and demands compensatory damages of at least $1 billion, punitive damages, and declaratory and injunctive relief. IDT has moved to dismiss the complaint. Tyco Group and the other plaintiffs have formally opposed that motion.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27 Financial Data Schedule

    (b) Reports on Form 8-K

       none

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        TYCO INTERNATIONAL LTD.
                                        /s/ MARK H. SWARTZ
                                        ----------------------------------------
                                        Mark H. Swartz
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)

Date: May 15, 2000