Form 10-K405
period 1999-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2000-06-26
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 3 ON FORM 10-K/A



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


    The aggregate market value of voting common shares held by nonaffiliates of registrant was $81,171,490,958 as of June 2, 2000.



    The number of common shares outstanding as of June 2, 2000 was 1,689,211,127.



                      DOCUMENTS INCORPORATED BY REFERENCE



    See pages 6 to 11 for the exhibit index.


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TYCO INTERNATIONAL LTD.



AMENDMENT NO. 3 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999.



    This Amendment No. 3 on Form 10-K/A is being filed to adjust the Company's Consolidated Financial Statements for the fiscal year ended September 30, 1999, following a limited review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. These changes have no impact on previously reported net sales or net cash provided by operating activities. The amendment to the financial statements is being filed to reclassify certain charges and to adjust merger, restructuring and other non-recurring charges between periods due to the timing of the underlying events as follows:



    - To reclassify $172.5 million of charges, incurred by AMP prior to its merger with Tyco, related to the write-off of goodwill and fixed assets of exited businesses in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges" line and into the "charge for the impairment of long-lived assets" line;



    - To reclassify $27.5 million of inventory related restructuring costs in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges" line and into the "cost of sales" line;



    - To eliminate $26.0 million of merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1999 related primarily to severance and facility closings and the subsequent reversal of such charge recorded as a credit to merger, restructuring and other non-recurring (credits) charges taken in the first quarter of fiscal 2000;



    - To record a credit in fiscal 1999 for the reversal of $16.9 million of merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1997 related primarily to facility closings and lease termination costs (this credit was previously recorded in the first quarter of fiscal 2000);



    - To report certain non-recurring costs related to the integration of the USSC suture business originally recorded in the first quarter of fiscal 1999 as costs in later periods when such activity was completed (deferring $11.1 million of merger, restructuring and other non-recurring charges originally recorded in fiscal 1999 until fiscal 2000); and



    - To update various disclosures primarily related to purchase accounting liabilities and merger, restructuring and other non-recurring charges.



    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheets, as a result of the above adjustments, is as follows (in millions, except per share data):



                                                                AMOUNT
                                                              PREVIOUSLY      AS
FISCAL YEAR ENDED SEPTEMBER 30, 1999                           REPORTED    RESTATED
------------------------------------                          ----------   ---------
Statements of Operations:
  Net sales.................................................  $22,496.5    $22,496.5
  Cost of sales.............................................   14,405.6     14,433.1
  Merger, restructuring and other non-recurring charges
    (credits)...............................................    1,182.8        928.8
  Charge for the impairment of long-lived assets............      335.0        507.5
  Operating income..........................................    2,136.8      2,190.8
  Net income................................................      985.3      1,022.0
  Diluted earnings per common share.........................       0.59         0.61

Balance Sheet:
  Current deferred income tax asset.........................  $   711.6    $   694.3
  Accrued expenses and other current liabilities............    3,599.7      3,545.7
  Accumulated earnings......................................    3,955.6      3,992.3

    The items amended are as follows:



Part II, Item 6.        SELECTED FINANCIAL DATA

Part II, Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Part II, Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part II, Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
Part IV, Item 14.       FORM 8-K



                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TYCO INTERNATIONAL LTD.



                                          By: /s/ MARK H. SWARTZ
                                             -----------------------------------



                                                      MARK H. SWARTZ
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)



Date: June 23, 2000

PART II



ITEM 6.  SELECTED FINANCIAL DATA



    The following table sets forth selected consolidated financial information of the Company for the fiscal years ended September 30, 1999 and 1998, the nine-month fiscal period ended September 30, 1997 and the two years in the period ended December 31, 1996. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco, Former Tyco, Keystone, Inbrand (from January 1, 1997), USSC and AMP restated for all periods presented pursuant to the pooling of interests method of accounting. The selected financial data prior to January 1, 1997 do not reflect the results of operations and financial position of Inbrand, which was acquired in 1997 and accounted for under the pooling of interests method of accounting, due to immateriality. See Notes 1 and 2 to the Consolidated Financial Statements. The selected financial information for the fiscal year ended September 30, 1999 has been adjusted to reflect the revision discussed in Note 1 to the Consolidated Financial Statements.



                                                    YEAR ENDED          NINE MONTHS          YEAR ENDED
                                                  SEPTEMBER 30,            ENDED            DECEMBER 31,
                                              ----------------------   SEPTEMBER 30,   -----------------------
                                               1999(1)      1998(2)     1997(3)(4)     1996(5)(6)   1995(5)(7)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)       ----------   ---------   -------------   ----------   ----------
                                              (RESTATED)
Consolidated Statements of Operations Data:
  Net sales.................................  $22,496.5    $19,061.7     $12,742.5     $14,671.0    $13,152.1
  Operating income..........................    2,190.8      1,948.1         125.8         587.4      1,447.5
  Income (loss) from continuing
    operations..............................    1,067.7      1,168.6        (348.5)         49.4        755.5
  Income (loss) from continuing operations
    per common share:
    Basic...................................       0.65         0.74         (0.24)         0.02         0.55
    Diluted.................................       0.64         0.72         (0.24)         0.02         0.54
  Cash dividends per common share (8).......                           See (9) below.
Consolidated Balance Sheet Data:
  Total assets..............................  $32,344.3    $23,440.7     $16,960.8     $14,686.2    $13,143.8
  Long-term debt............................    9,109.4      5,424.7       2,785.9       2,202.4      2,229.7
  Shareholders' equity......................   12,369.3      9,901.8       7,478.7       7,022.6      6,792.1


------------------------


(1) Operating income in the fiscal year ended September 30, 1999 includes charges of $1,035.2 million for merger, restructuring and other non-recurring charges, of which $106.4 million is included in cost of sales, and charges of $507.5 million for the impairment of long-lived assets related to the mergers with USSC and AMP and AMP's profit improvement plan. See Notes 12 and 16 to the Consolidated Financial Statements.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 68 to 84 of this Form 10-K/A.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 68 to 84 of this Form 10-K/A.

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

 4.18   Form of Supplemental Indenture No. 9, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the Floating Rate Notes due 2000 of TIG. (16)

 4.19   Form of Supplemental Indenture No. 10, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the Floating Rate Notes due 2001 of TIG. (16)

 4.20   Form of Supplemental Indenture No. 11, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the 6.875% Notes due 2002. (16)

 4.21   Form of Supplemental Indenture No. 12, dated as of
        August 31, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the 0.57% Notes due 2000. (16)

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

21.1    Subsidiaries of the registrant. (16)

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

(15) Incorporated by reference to an Exhibit to the Registrant's Registration Statement on Form S-3 filed on March 2, 1999.


(16) Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 filed
     December 13, 1999.


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


    Current Report on Form 8-K filed on December 9, 1999 containing Company press release announcing the SEC's inquiry relating to charges and reserves taken in connection with the Company's acquisitions.



    Current Report on Form 8-K filed on December 10, 1999 disclosing wire reports of shareholder class actions seeking damages against the Company and certain of its officers.



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


    As discussed under the heading "Revision" in Note 1, the accompanying consolidated financial statements for the fiscal year ended September 30, 1999 have been revised to adjust merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets for the timing and classification of certain charges.


                                      PRICEWATERHOUSECOOPERS


Hamilton, Bermuda
October 21, 1999, except as
to the information presented
under the heading "Revision"
in Note 1, which is as of
June 12, 2000

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

                            TYCO INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS


                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                 1999              1998
                                                              ----------         ---------
                                                              (RESTATED)
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 1,762.0          $ 1,072.9
Receivables, less allowance for doubtful accounts of $329.8
  in 1999 and $317.6 in 1998................................    4,582.3            3,478.4
Contracts in process........................................      536.6              565.3
Inventories.................................................    2,849.1            2,610.0
Deferred income taxes.......................................      694.3              797.6
Prepaid expenses and other current assets...................      721.2              430.7
                                                              ---------          ---------
Total current assets........................................   11,145.5            8,954.9
PROPERTY, PLANT AND EQUIPMENT, NET..........................    7,322.4            6,104.3
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................   12,158.9            7,105.5
LONG-TERM INVESTMENTS.......................................      269.7              228.4
DEFERRED INCOME TAXES.......................................      668.8              320.9
OTHER ASSETS................................................      779.0              726.7
                                                              ---------          ---------
    TOTAL ASSETS............................................  $32,344.3          $23,440.7
                                                              =========          =========
CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt......  $ 1,012.8          $   815.0
Accounts payable............................................    2,530.8            1,733.4
Accrued expenses and other current liabilities..............    3,545.7            3,069.3
Contracts in process--billings in excess of costs...........      977.9              332.9
Deferred revenue............................................      258.8              266.5
Income taxes................................................      798.0              773.9
Deferred income taxes.......................................        1.0               15.2
                                                              ---------          ---------
Total current liabilities...................................    9,125.0            7,006.2
LONG-TERM DEBT..............................................    9,109.4            5,424.7
OTHER LONG-TERM LIABILITIES.................................    1,236.4              976.8
DEFERRED INCOME TAXES.......................................      504.2              131.2
                                                              ---------          ---------
    TOTAL LIABILITIES.......................................   19,975.0           13,538.9
                                                              ---------          ---------
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................         --                 --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,690,175,338 shares outstanding in 1999 and
  1,620,463,428 shares outstanding in 1998, net of
  11,432,678 shares owned by subsidiaries in 1999 and
  6,742,006 shares owned by subsidiaries in 1998............      338.0              324.1
Capital in excess:
  Share premium.............................................    4,881.5            4,035.0
  Contributed surplus, net of deferred compensation of $30.7
    in 1999 and $67.3 in 1998...............................    3,607.6            2,584.0
Accumulated earnings........................................    3,992.3            3,162.6
Accumulated other comprehensive loss........................     (450.1)            (203.9)
                                                              ---------          ---------
    TOTAL SHAREHOLDERS' EQUITY..............................   12,369.3            9,901.8
                                                              ---------          ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $32,344.3          $23,440.7
                                                              =========          =========


                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                          NINE MONTHS
                                                          YEAR ENDED      YEAR ENDED         ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
                                                          (RESTATED)
NET SALES..............................................    $22,496.5       $19,061.7       $12,742.5
Cost of sales..........................................     14,433.1        12,694.8         8,523.6
Selling, general and administrative expenses...........      4,436.3         4,161.9         2,635.8
Merger, restructuring and other non-recurring
  charges..............................................        928.8           256.9           947.9
Charge for the impairment of long-lived assets.........        507.5              --           148.4
Write-off of purchased in-process research and
  development..........................................           --              --           361.0
                                                           ---------       ---------       ---------
OPERATING INCOME.......................................      2,190.8         1,948.1           125.8
Interest income........................................         61.5            62.6            43.8
Interest expense.......................................       (547.1)         (307.9)         (170.0)
                                                           ---------       ---------       ---------
Income (loss) before income taxes, extraordinary items
  and cumulative effect of accounting changes..........      1,705.2         1,702.8            (0.4)
Income taxes...........................................       (637.5)         (534.2)         (348.1)
                                                           ---------       ---------       ---------
Income (loss) before extraordinary items and cumulative
  effect of accounting changes.........................      1,067.7         1,168.6          (348.5)
Extraordinary items, net of taxes......................        (45.7)           (2.4)          (58.3)
Cumulative effect of accounting changes, net of
  taxes................................................           --              --            15.5
                                                           ---------       ---------       ---------
NET INCOME (LOSS)......................................      1,022.0         1,166.2          (391.3)
Dividends on preference shares.........................           --              --            (4.7)
                                                           ---------       ---------       ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.....    $ 1,022.0       $ 1,166.2       $  (396.0)
                                                           =========       =========       =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items and
    cumulative effect of accounting changes............    $    0.65       $    0.74       $   (0.24)
  Extraordinary items, net of taxes....................        (0.03)             --           (0.04)
  Cumulative effect of accounting changes, net of
    taxes..............................................           --              --            0.01
  Net income (loss) per common share...................         0.62            0.74           (0.27)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items and
    cumulative effect of accounting changes............    $    0.64       $    0.72       $   (0.24)
  Extraordinary items, net of taxes....................        (0.03)             --           (0.04)
  Cumulative effect of accounting changes, net of
    taxes..............................................           --              --            0.01
  Net income (loss) per common share...................         0.61            0.72           (0.27)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic................................................      1,641.3         1,583.4         1,476.7
  Diluted..............................................      1,674.8         1,624.7         1,476.7


                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                 (IN MILLIONS)


                                     PREFERRED                  COMMON                                               ACCUMULATED
     FOR THE NINE MONTHS ENDED         STOCK     CONTRIBUTED    SHARES                 CONTRIBUTED                      OTHER
 SEPTEMBER 30, 1997 AND THE YEARS      $5.00      SURPLUS--      $0.20       SHARE      SURPLUS--    ACCUMULATED    COMPREHENSIVE
 ENDED SEPTEMBER 30, 1998 AND 1999   PAR VALUE    PREFERRED    PAR VALUE    PREMIUM      COMMON        EARNINGS     INCOME (LOSS)
-----------------------------------  ---------   -----------   ---------   ---------   -----------   ------------   --------------
BALANCE AT JANUARY 1, 1997, AS
  PREVIOUSLY RESTATED..............    $  .7       $ 190.8      $281.7     $1,262.6     $2,339.9       $2,919.4        $  72.8
Comprehensive loss:
  Net loss.........................                                                                      (391.3)
  Currency translation
    adjustment.....................                                                                                     (203.4)
  Unrealized gain on marketable
    securities.....................                                                                                        1.9
  Minimum pension liability
    adjustment.....................                                                                                       (8.2)
    Total comprehensive loss.......
Effect of ASH's excluded
  activity.........................                                                                         (.8)
Liquidation of ASH's ESOP..........                                                                         2.5
Sale of common shares..............                                9.4        639.2          5.9
Exchange of Liquid Yield Option
  Notes............................                                2.0                      81.0
Dividends..........................                                                                      (227.7)
Restricted stock grants,
  cancellations and tax benefits...                                                        (18.0)
Warrants and options exercised, net
  of shares surrendered for
  exercises........................                                7.0        366.8        (13.4)
Purchase of treasury shares........                                                         (2.6)
Amortization of deferred
  compensation.....................                                                         51.1
Issuance of common shares for
  acquisitions.....................                                1.0                      91.8
Issuance of common shares for
  litigation settlement............                                                          7.0
Conversion of Series A Convertible
  Preferred Stock..................      (.7)       (190.8)        2.6        181.6          7.3
Other treasury stock
  transactions.....................                                                          (.1)
Tax benefit on stock
  transactions.....................                                                          9.9
Other adjustments..................                                                          (.4)            .2
                                       -----       -------      ------     --------     --------       --------        -------
BALANCE AT SEPTEMBER 30, 1997......       --            --       303.7      2,450.2      2,559.4        2,302.3         (136.9)
Comprehensive income:
  Net income.......................                                                                     1,166.2
  Currency translation
    adjustment.....................                                                                                      (36.7)
  Unrealized loss on marketable
    securities.....................                                                                                      (15.6)
  Minimum pension liability
    adjustment.....................                                                                                      (14.7)
    Total comprehensive income.....
Sale of common shares..............                               10.2      1,239.9         (5.1)
Exchange of Liquid Yield Option
  Notes............................                                3.6                     151.7
Dividends..........................                                                                      (305.9)
Restricted stock grants, net of
  surrenders.......................                                 .2                        .1
Warrants and options exercised.....                                8.0        344.9         35.5
Purchase of treasury shares........                               (1.8)                   (282.1)
Stock compensation expense,
  including amortization of
  deferred compensation............                                                         43.4
Issuance of common shares for
  acquisition......................                                 .2                      19.0
Issuance of common shares for
  litigation settlement............                                                          7.8
Tax benefit on stock
  transactions.....................                                                         55.1
Other adjustments..................                                                          (.8)
                                       -----       -------      ------     --------     --------       --------        -------
BALANCE AT SEPTEMBER 30, 1998......       --            --       324.1      4,035.0      2,584.0        3,162.6         (203.9)
Comprehensive income:
  Net income, as restated..........                                                                     1,022.0
  Currency translation
    adjustment.....................                                                                                     (258.3)
  Unrealized gain on marketable
    securities.....................                                                                                       12.6
  Minimum pension liability
    adjustment.....................                                                                                        (.5)
    Total comprehensive income, as
      restated.....................
Exchange of Liquid Yield Option
  Notes............................                                1.6                      70.7
Dividends..........................                                                                      (192.3)
Restricted stock grants, net of
  surrenders.......................                                 .2                      13.2
Warrants and options exercised.....                                8.2        846.5         17.7
Purchase of treasury shares........                               (2.5)                   (635.3)
Amortization of deferred
  compensation.....................                                                         92.1
Issuance of common shares for
  acquisitions.....................                                6.4                   1,448.4
Tax benefit on stock
  transactions.....................                                                         15.2
Other adjustments..................                                                          1.6
                                       -----       -------      ------     --------     --------       --------        -------
BALANCE AT SEPTEMBER 30, 1999, AS
  RESTATED.........................    $  --       $    --      $338.0     $4,881.5     $3,607.6       $3,992.3        $(450.1)
                                       =====       =======      ======     ========     ========       ========        =======


     FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 1997 AND THE YEARS    COMPREHENSIVE
 ENDED SEPTEMBER 30, 1998 AND 1999   (LOSS) INCOME
-----------------------------------  --------------
BALANCE AT JANUARY 1, 1997, AS
  PREVIOUSLY RESTATED..............
Comprehensive loss:
  Net loss.........................     $ (391.3)
  Currency translation
    adjustment.....................       (203.4)
  Unrealized gain on marketable
    securities.....................          1.9
  Minimum pension liability
    adjustment.....................         (8.2)
                                        --------
    Total comprehensive loss.......     $ (601.0)
                                        ========
Effect of ASH's excluded
  activity.........................
Liquidation of ASH's ESOP..........
Sale of common shares..............
Exchange of Liquid Yield Option
  Notes............................
Dividends..........................
Restricted stock grants,
  cancellations and tax benefits...
Warrants and options exercised, net
  of shares surrendered for
  exercises........................
Purchase of treasury shares........
Amortization of deferred
  compensation.....................
Issuance of common shares for
  acquisitions.....................
Issuance of common shares for
  litigation settlement............
Conversion of Series A Convertible
  Preferred Stock..................
Other treasury stock
  transactions.....................
Tax benefit on stock
  transactions.....................
Other adjustments..................
BALANCE AT SEPTEMBER 30, 1997......
Comprehensive income:
  Net income.......................     $1,166.2
  Currency translation
    adjustment.....................        (36.7)
  Unrealized loss on marketable
    securities.....................        (15.6)
  Minimum pension liability
    adjustment.....................        (14.7)
                                        --------
    Total comprehensive income.....     $1,099.2
                                        ========
Sale of common shares..............
Exchange of Liquid Yield Option
  Notes............................
Dividends..........................
Restricted stock grants, net of
  surrenders.......................
Warrants and options exercised.....
Purchase of treasury shares........
Stock compensation expense,
  including amortization of
  deferred compensation............
Issuance of common shares for
  acquisition......................
Issuance of common shares for
  litigation settlement............
Tax benefit on stock
  transactions.....................
Other adjustments..................
BALANCE AT SEPTEMBER 30, 1998......
Comprehensive income:
  Net income, as restated..........     $1,022.0
  Currency translation
    adjustment.....................       (258.3)
  Unrealized gain on marketable
    securities.....................         12.6
  Minimum pension liability
    adjustment.....................          (.5)
                                        --------
    Total comprehensive income, as
      restated.....................     $  775.8
                                        ========
Exchange of Liquid Yield Option
  Notes............................
Dividends..........................
Restricted stock grants, net of
  surrenders.......................
Warrants and options exercised.....
Purchase of treasury shares........
Amortization of deferred
  compensation.....................
Issuance of common shares for
  acquisitions.....................
Tax benefit on stock
  transactions.....................
Other adjustments..................
BALANCE AT SEPTEMBER 30, 1999, AS
  RESTATED.........................


                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN MILLIONS)



                                                                                               NINE MONTHS
                                                               YEAR ENDED      YEAR ENDED         ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998            1997
                                                              -------------   -------------   -------------
                                                               (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $ 1,022.0       $ 1,166.2       $  (391.3)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Merger, restructuring and other non-recurring charges.....        327.7           253.7           207.4
  Charge for the impairment of long-lived assets............        507.5              --           148.4
  Write-off of purchased in-process research and
    development.............................................           --              --           361.0
  Extraordinary items.......................................         45.4             2.4            58.3
  Effect of accounting changes..............................           --              --           (22.9)
  Depreciation..............................................        979.6           895.1           650.5
  Goodwill and other intangibles amortization...............        331.6           242.6           123.7
  Debt and refinancing cost amortization....................         10.4            11.3            15.9
  Interest on ITS vendor note...............................        (12.1)          (11.5)           (7.7)
  Deferred income taxes.....................................        351.6            (8.2)         (259.2)
  Provisions for losses on accounts receivable and
    inventory...............................................        211.5           192.9            76.5
  Other non-cash items......................................         (6.7)            2.5            24.8
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Receivables.............................................       (796.0)          (88.9)         (297.1)
    Proceeds from accounts receivable sale..................         50.0              --            75.0
    Contracts in process....................................        642.2           (91.4)         (159.7)
    Inventories.............................................       (124.4)         (226.2)         (115.6)
    Prepaid expenses and other current assets...............       (154.1)          (57.7)           56.8
    Accounts payable, accrued expenses and other current
      liabilities...........................................        324.0           (96.4)          642.5
    Income taxes payable....................................        (10.2)           66.3           232.5
    Deferred revenue........................................        (54.1)           (6.5)            6.2
    Other, net..............................................        (96.1)           35.6           (46.8)
                                                                ---------       ---------       ---------
  Net cash provided by operating activities.................      3,549.8         2,281.8         1,379.2
                                                                ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (1,632.5)       (1,317.5)         (866.6)
Purchase of leased property (Note 2)........................       (234.0)             --              --
Acquisition of businesses, net of cash acquired.............     (4,901.2)       (4,251.8)       (1,415.2)
Disposal of businesses......................................        926.8              --              --
Decrease (increase) in investments..........................         10.5             6.4           (29.4)
Other.......................................................        (13.7)          (83.1)           (9.5)
                                                                ---------       ---------       ---------
  Net cash utilized by investing activities.................     (5,844.1)       (5,646.0)       (2,320.7)
                                                                ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts of short-term debt.............................        162.3           287.1           945.7
Net proceeds from issuance of public debt...................      1,173.7         2,744.5              --
Repayment of long-term debt, including debt tenders.........     (2,057.8)       (1,074.6)         (980.7)
Proceeds from long-term debt................................      3,665.6           802.0           253.2
Proceeds from sale of common shares.........................           --         1,245.0           654.5
Proceeds from exercise of options and warrants..............        872.4           348.7           351.9
Dividends paid..............................................       (187.9)         (303.0)         (222.2)
Purchase of treasury shares.................................       (637.8)         (283.9)           (6.7)
Other.......................................................         (7.1)          (36.5)           (2.2)
                                                                ---------       ---------       ---------
  Net cash provided by financing activities.................      2,983.4         3,729.3           993.5
                                                                ---------       ---------       ---------
Net increase in cash and cash equivalents...................        689.1           365.1            52.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR, AS
  RESTATED..................................................      1,072.9           707.8           655.8
                                                                ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $ 1,762.0       $ 1,072.9       $   707.8
                                                                =========       =========       =========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................    $   509.1       $   250.7       $   186.6
                                                                =========       =========       =========
Income taxes paid (net of refunds)..........................    $   209.7       $   345.9       $   309.5
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

    BASIS OF PRESENTATION--The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. As described

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) more fully in Note 2, on July 2, 1997, a wholly-owned subsidiary of what was formerly called ADT Limited, a Bermuda company ("ADT"), merged with Tyco International Ltd., a Massachusetts corporation ("Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco International Ltd. (the "Company" or "Tyco"). Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). In addition, as more fully described in
Note 2, Tyco merged with Inbrand Corporation ("Inbrand"), Keystone International, Inc. ("Keystone"), United States Surgical Corporation ("USSC") and AMP on August 27, 1997, August 29, 1997, October 1, 1998 and April 2, 1999, respectively. These transactions are referred to herein as the "mergers." The consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared following the pooling of interests method of accounting for the mergers and, therefore, reflect the combined financial position, operating results and cash flows of ADT, Former Tyco, Keystone, Inbrand, USSC and AMP as if they had been combined for all periods presented.

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

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill, which is being amortized on a straight-line basis over periods ranging from 10 to 40 years, was $10,639.3 million and $6,104.1 million, net, at September 30, 1999 and 1998, respectively. Accumulated amortization amounted to $615.6 million at September 30, 1999 and $499.7 million at September 30, 1998.

    Other intangible assets were $1,519.6 million and $1,001.4 million, net, at September 30, 1999 and 1998, respectively. These amounts include patents, trademarks, customer contracts and other items, which are being amortized on a straight-line basis over lives ranging from 2 to 40 years. At September 30, 1999 and 1998, accumulated amortization amounted to $319.5 million and $207.1 million, respectively.

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

    SHARE PREMIUM AND CONTRIBUTED SURPLUS--In accordance with the Bermuda Companies Act of 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) credited to a share premium account, a non-distributable reserve. When the Company issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by the Company is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

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

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Under forward commodity contracts, which hedge anticipated purchases of certain metals and other materials used in manufacturing operations, payments are received or paid based on the differential between the contract price and the actual price of the underlying commodity. Gains or losses on forward commodity contracts are recorded as adjustments to the value of the purchased commodity.

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

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVISION--The Company has revised its Consolidated Financial Statements for the fiscal year ended September 30, 1999, following a limited review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. These changes have no impact on previously reported net sales or net cash provided by operating activities. The amendment to the financial statements is being filed to reclassify certain charges and to adjust merger, restructuring and other non-recurring charges between periods due to the timing of the underlying events as follows:



    - To reclassify $172.5 million of charges, incurred by AMP prior to its merger with Tyco, related to the write-off of goodwill and fixed assets of exited businesses in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges" line and into the "charge for the impairment of long-lived assets" line;



    - To reclassify $27.5 million of inventory related restructuring costs in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges" line and into the "cost of sales" line;



    - To eliminate $26.0 million of merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1999 related primarily to severance and facility closings and the subsequent reversal of such charge recorded as a credit to merger, restructuring and other non-recurring (credits) charges taken in the first quarter of fiscal 2000;



    - To record a credit in fiscal 1999 for the reversal of $16.9 million of merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1997 related primarily to facility closings and lease termination costs (this credit was previously recorded in the first quarter of fiscal 2000);



    - To report certain non-recurring costs related to the integration of the USSC suture business originally recorded in the first quarter of fiscal 1999 as costs in later periods when such activity was completed (deferring $11.1 million of merger, restructuring and other non-recurring charges originally recorded in fiscal 1999 until fiscal 2000); and



    - To update various disclosures primarily related to purchase accounting liabilities and merger, restructuring and other non-recurring charges.

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above adjustments, is as follows (in millions, except per share data):



                                                                AMOUNT
                                                              PREVIOUSLY      AS
FISCAL YEAR ENDED SEPTEMBER 30, 1999                           REPORTED    RESTATED
------------------------------------                          ----------   ---------
Statement of Operations:
  Net sales.................................................  $22,496.5    $22,496.5
  Cost of sales.............................................   14,405.6     14,433.1
  Merger, restructuring and other non-recurring charges
    (credits)...............................................    1,182.8        928.8
  Charge for the impairment of long-lived assets............      335.0        507.5
  Operating income..........................................    2,136.8      2,190.8
  Net income................................................      985.3      1,022.0
  Diluted earnings per common share.........................       0.59         0.61

Balance Sheet:
  Current deferred income tax asset.........................  $   711.6    $   694.3
  Accrued expenses and other current liabilities............    3,599.7      3,545.7
  Accumulated earnings......................................    3,955.6      3,992.3


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

    Aggregate fees and expenses related to the mergers and to the integration of the combined companies have been expensed in the Consolidated Statements of Operations in the period in which each transaction was consummated, as required under the pooling of interests method of accounting. See Notes 12 and 16 for further discussion.

                            TYCO INTERNATIONAL LTD.

2. POOLING OF INTERESTS TRANSACTIONS (CONTINUED)
    Combined and separate results of Tyco, USSC and AMP for the periods preceding the mergers were as follows:


                                               TYCO        USSC         AMP      ADJUSTMENTS   COMBINED
                                             ---------   ---------   ---------   -----------   ---------
                                                                    (IN MILLIONS)
Six months ended March 31, 1999
  (unaudited) (i)
  Net sales...............................   $ 7,776.8   $      --   $ 2,675.5    $ --         $10,452.3
  Operating income (loss).................       906.1          --      (405.2)     --             500.9
  Extraordinary items, net of taxes.......       (44.9)         --          --      --             (44.9)
  Net income (loss).......................       408.8          --      (376.0)   (3.0)(iv)         29.8
Year ended September 30, 1998 (ii)
  Net sales...............................    12,311.3     1,225.9     5,524.5      --          19,061.7
  Operating income (loss).................     1,923.7      (298.5)      322.9      --           1,948.1
  Extraordinary items, net of taxes.......        (2.4)         --          --      --              (2.4)
  Net income (loss).......................     1,174.7      (212.0)      208.5    (5.0)(iv)      1,166.2
Nine months ended September 30, 1997 (iii)
  Net sales...............................     7,588.2       869.6     4,284.7      --          12,742.5
  Operating (loss) income.................      (476.5)      100.5       501.8      --             125.8
  Extraordinary items, net of taxes.......       (58.3)         --          --      --             (58.3)
  Cumulative effect of accounting changes,
    net of taxes..........................          --          --        15.5      --              15.5
  Net (loss) income.......................      (835.1)       79.1       345.7    19.0 (iv)       (391.3)


------------------------


(i) Includes merger, restructuring and other non-recurring charges of $414.6 million and impairment charges of $76.0 million primarily related to the merger with USSC, and restructuring and other non-recurring charges of $275.3 million, of which $55.2 million is included in cost of sales, and impairment charges of $236.7 million related to AMP's profit improvement plan. Also includes a credit of $8.3 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.


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

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other further information is obtained. The excess of (a) the total consideration paid for the acquired

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in Fiscal 1999, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 1999, the Company recorded approximately $5,807.9 million in goodwill and other intangibles.

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
                                                              --------
                                                              $6,923.3
                                                              ========

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Thus, in Fiscal 1999, the Company spent a total of $4,901.2 million in cash related to the acquisition of businesses, consisting of $4,546.8 million of cash in purchase price for these businesses (net of cash acquired) plus
$354.4 million of cash paid out during the year for purchase accounting liabilities related to current and prior years' acquisitions.

    Fiscal 1999 purchase acquisitions include, among others, the acquisition of Graphic Controls Corporation ("Graphic Controls") in October 1998, Entergy Security Corporation ("Entergy") in January 1999, Alarmguard Holdings, Inc. ("Alarmguard") in February 1999, certain subsidiaries in the metals processing division of Glynwed International, plc ("Glynwed") in March 1999, Telecomunicaciones Marinas, S.A. ("Temasa"), a wholly-owned subsidiary of Telefonica S.A., in May 1999 and Raychem Corporation ("Raychem") in August 1999. Graphic Controls, a leading designer, manufacturer, marketer and distributor of disposable medical products, was purchased for approximately $460 million, including the assumption of certain outstanding debt, and is being integrated within the Healthcare and Specialty Products segment. Entergy and Alarmguard were purchased for an aggregate of approximately $430 million and are being integrated within the electronic security services business of the Fire and Security Services segment. Glynwed, which is engaged in the production of steel tubing, steel electrical conduit and other similar products, was purchased for approximately $236 million and is being integrated within the Flow Control Products segment. Temasa installs and maintains undersea cable systems and was purchased for approximately $280 million. Temasa is being integrated into TSSL within the Telecommunications and Electronics segment. Raychem, a leading international designer, manufacturer and distributor of high-performance electronic products for OEM businesses and for a broad range of specialized telecommunications, energy and industrial applications, was purchased for a total of approximately $1,445.9 million in cash and the issuance of approximately 32.4 million Tyco common shares valued at approximately
$1,449.6 million, plus the assumption of approximately $580.8 million of debt. Raychem is being integrated into Tyco Electronics within the Telecommunications and Electronics segment.

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
                                                   ======      ======       ===        ======     ======


    Purchase accounting liabilities recorded during Fiscal 1999 consist of $116.3 million for transaction and other direct costs, including pension and other employee related costs, the write-off of non-facility assets and other costs; $234.3 million for severance and related costs; and $174.8 million for costs associated with the shut down and consolidation of certain acquired facilities, including unfavorable leases, lease terminations and other related fees, asset write-downs and other costs. These purchase accounting liabilities relate primarily to the acquisitions of Graphic Controls, Entergy, Alarmguard, Glynwed, Temasa and Raychem. The Company is still in the process of finalizing its business plan for the exiting of activities and the involuntary termination or relocation of employees in connection with the acquisition and integration of Raychem. Accrued costs associated with this plan are estimates.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    In connection with the Fiscal 1999 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 183 facilities. The Company has communicated with the employees of the acquired companies to announce the terminations and benefit arrangements, even though all individuals have not been specifically told of their termination. The costs of employee termination benefits relate to the elimination of approximately 3,440 positions in the United States, 1,220 positions in Europe, 730 positions in the Asia-Pacific region and 230 positions in Canada and Latin America, primarily consisting of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 78 facilities in the Asia-Pacific region, 67 facilities in the United States, 27 facilities in Europe and 11 facilities in Canada and Latin America, primarily consisting of manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. Approximately 3,230 employees had been terminated and approximately 95 facilities had been closed or consolidated at September 30, 1999.

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


    During Fiscal 1999, the Company reduced its estimate of purchase accounting liabilities by $90.0 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These changes primarily resulted from costs being less than originally anticipated for acquisitions consummated prior to Fiscal 1999. In addition, in connection with the integration of USSC, the Company modified its plans relative to terminating certain employees and closing certain facilities acquired in purchases of certain healthcare companies completed in Fiscal 1998. The net effect of these changes was that 1,150 less employees were terminated and four less facilities were shut down. See table in Fiscal 1998 section below.


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

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 1999 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures. Adjustments to interest expense, goodwill amortization and income taxes related to the Fiscal 1999 acquisitions are reflected in the pro forma data. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future.


                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                1999           1998
                                                              ---------      ---------
                                                                (IN MILLIONS, EXCEPT
                                                                  PER SHARE DATA)
Net sales...................................................  $24,244.3      $21,858.0
Income before extraordinary items...........................      907.4        1,023.7
Net income..................................................      861.4        1,021.9
Net income per common share:
  Basic.....................................................       0.52           0.65
  Diluted...................................................       0.52           0.63


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

7. INCOME TAXES

    The provision (benefit) for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income (loss) before taxes and the Company's income tax provision are as follows:


                                                                                             NINE
                                                                                            MONTHS
                                                          YEAR ENDED      YEAR ENDED         ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
                                                                         (IN MILLIONS)
Notional U.S. federal income taxes at the statutory
  rate.................................................     $596.8          $596.0          $  (0.1)
Adjustments to reconcile to the Company's income tax
  provision:
U.S. state income tax provision, net...................       33.6            15.8             20.2
SFAS 121 impairment....................................       43.5              --             49.6
Non U.S. net (earnings) losses.........................     (216.5)          (67.9)           118.0
Provision for unrepatriated earnings of subsidiaries...         --              --             64.1
Nondeductible charges..................................      139.2            20.1            112.9
Other..................................................       40.9           (29.8)           (16.6)
                                                            ------          ------          -------
Provision for income taxes.............................      637.5           534.2            348.1
Deferred provision (benefit)...........................      191.2           (10.0)          (225.0)
                                                            ------          ------          -------
Current provision......................................     $446.3          $544.2          $ 573.1
                                                            ======          ======          =======

                            TYCO INTERNATIONAL LTD.

7. INCOME TAXES (CONTINUED)

    The provisions for Fiscal 1999, Fiscal 1998, and Fiscal 1997 included $263.9 million, $210.5 million and $130.0 million, respectively, for non-U.S. income taxes. The non-U.S. component of income (loss) before income taxes was $1,376.3 million, $640.6 million and $(67.5) million for Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively.


    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:


                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                   (IN MILLIONS)
Deferred tax assets:
  Inventories, accrued liabilities and reserves.............   $ 886.3      $1,123.1
  Accrued postretirement benefit obligation.................     102.9         146.5
  Tax loss and credit carryforwards.........................     506.1         431.6
  Interest..................................................      81.2          78.9
  Capitalized research and development......................      72.3            --
  Other.....................................................      49.8          94.0
                                                               -------      --------
                                                               1,698.6       1,874.1
                                                               -------      --------
Deferred tax liabilities:
  Property, plant and equipment.............................    (440.6)       (451.8)
  Operating lease...........................................        --         (57.0)
  Undistributed earnings of subsidiaries....................    (155.1)        (83.4)
  Other.....................................................     (37.5)       (129.4)
                                                               -------      --------
                                                                (633.2)       (721.6)
                                                               -------      --------
Net deferred income tax asset before valuation allowance....   1,065.4       1,152.5
Valuation allowance.........................................    (207.5)       (180.4)
                                                               -------      --------
Net deferred income tax asset...............................   $ 857.9      $  972.1
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


                                                      1999       1998       1997
                                                    --------   --------   --------
Net income (loss)--pro forma (in millions)........   $858.3    $1,063.3   $(428.7)
Net income (loss) per common share--pro forma
  Basic...........................................      .52         .67      (.29)
  Diluted.........................................      .51         .66      (.29)

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

12. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    Charges for the impairment of long-lived assets are as follows:


                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Telecommunications and Electronics..........................   $431.5     $   --     $   --
Healthcare and Specialty Products...........................     76.0         --         --
Fire and Security Services..................................       --         --      118.8
Flow Control Products.......................................       --         --       29.6
                                                               ------     ------     ------
                                                               $507.5     $   --     $148.4
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

    1999 CHARGES


    The Telecommunications and Electronics segment recorded a charge of $431.5 million in Fiscal 1999, which includes $350.1 million related to the write-down of property, plant and equipment, primarily manufacturing and administrative facilities, associated with facility closures throughout AMP's worldwide operations in connection with its profit improvement plan and the combination of facilities as a result of its merger with the Company. It also includes an impairment in the value of goodwill and other intangibles of $81.4 million. The Company evaluated the profitability and anticipated customer demand for its various products and found that certain product lines were underperforming compared to expectations. As a result of this analysis, which was performed in connection with AMP's profit improvement plan, the book value of goodwill and other intangibles was deemed impaired and written down to fair value.


    The Healthcare and Specialty Products segment recorded a charge of $76.0 million in Fiscal 1999 primarily relating to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.

    1997 CHARGES

    The Fire and Security Services segment recorded a charge of $118.8 million in Fiscal 1997, which includes $98.8 million related to subscriber security systems installed at customers' premises in the United

                            TYCO INTERNATIONAL LTD.

12. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
States and Canada, determined following a review of the carrying value of the assets. It also includes an impairment in the carrying value of goodwill of $20.0 million resulting from the combination of ADT's electronic security business with that of Former Tyco.

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

    The reconciliations between basic and diluted earnings (loss) per common share are as follows:


                                        YEAR ENDED                        YEAR ENDED                     NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999                SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                              -------------------------------   -------------------------------   -------------------------------
                                                    PER SHARE                         PER SHARE                         PER SHARE
                               INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT       LOSS      SHARES     AMOUNT
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER
  COMMON SHARE:
Income (loss) before
  extraordinary items and
  cumulative effect of
  accounting changes........  $1,067.7   1,641.3      $ .65     $1,168.6   1,583.4      $ .74     $(348.5)   1,476.7      $(.24)
Stock options and
  warrants..................        --      23.3                              20.9                     --         --
Exchange of LYONs debt......       3.9      10.2                     7.2      20.4                     --         --
                              --------   -------                --------   -------                -------    -------

DILUTED INCOME (LOSS) PER
  COMMON SHARE:
Income (loss) before
  extraordinary items and
  cumulative effect of
  accounting changes plus
  assumed conversions.......  $1,071.6   1,674.8      $ .64     $1,175.8   1,624.7      $ .72     $(348.5)   1,476.7      $(.24)
                              ========   =======                ========   =======                =======    =======

                            TYCO INTERNATIONAL LTD.

15. EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)
    The computation of diluted income per common share in Fiscal 1999 and Fiscal 1998 excludes the effect of the assumed exercise of approximately 3.1 million and 23.8 million stock options, respectively, that were outstanding as of September 30, 1999 and 1998, because the effect would be anti-dilutive. The effect on diluted loss per common share in Fiscal 1997 resulting from the assumed exercise of all outstanding stock options and warrants and the exchange of outstanding LYONs is anti-dilutive.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    Merger, restructuring and other non-recurring charges are as follows:


                                                  1999           1998           1997
                                                --------       --------       --------
                                                            (IN MILLIONS)
Telecommunications and Electronics............  $  643.3(i)     $164.4         $   --
Healthcare and Specialty Products.............     419.1          92.5          161.4
Fire and Security Services....................     (27.2)           --          530.3
Flow Control Products.........................        --            --          256.2
                                                --------        ------         ------
                                                $1,035.2        $256.9         $947.9
                                                ========        ======         ======


------------------------


(i) Includes $106.4 million related to the write-down of inventory which is included in cost of sales.


    1999 CHARGES


    The Telecommunications and Electronics segment recorded merger, restructuring and other non-recurring charges of $643.3 million primarily related to the merger with AMP and costs associated with AMP's profit improvement plan. The following table provides information about these charges ($ in millions):



                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Fiscal 1999 charges....................   16,139     $ 433.7        87        $ 68.6     $141.0     $643.3
Fiscal 1999 activity...................   (8,410)     (359.2)      (45)        (15.4)     (16.8)    (391.4)
                                          ------     -------       ---        ------     ------     ------
Ending balance at September 30, 1999...    7,729     $  74.5        42        $ 53.2     $124.2     $251.9
                                          ======     =======       ===        ======     ======     ======



    The cost of announced workforce reductions of $433.7 million includes the elimination of 8,585 positions in the United States, 4,216 positions in Europe, 2,019 positions in the Asia-Pacific region and 1,319 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, research and development and sales and marketing personnel. Included in the severance charges of $433.7 million are enhanced pension and other post-retirement benefit costs of $136.2 million provided to terminated employees. The cost of facility closures of $68.6 million consists primarily of the shut-down and consolidation of 60 facilities in the United States, 16 facilities in Europe, 6 facilities in the Asia-Pacific region and 5 facilities in Canada and Latin America, consisting primarily of manufacturing plants, distribution centers, administrative buildings, research and development facilities and sales offices. It also includes $18.3 million related to the write-down of inventory which is included in cost of sales. At September 30, 1999, 8,410 employees had been terminated and 45 facilities had been shut down.

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED)

    The other charges of $141.0 million consist of transaction costs of $67.9 million for legal, printing, accounting, financial advisory services and other direct expenses related to the AMP merger; $88.1 million related to the write-down of inventory, discussed below; lease termination costs following the merger of $9.6 million; a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc. (Note 26); and other costs of $25.4 million relating to the consolidation of certain product lines and other non-recurring charges related to the AMP merger.



    As part of the integration of AMP's electronics business and AMP's profit improvement plan, the Company evaluated the profitability and anticipated customer demand for its various products. As a result of this evaluation, management decided to exit certain product lines and/or businesses, which were under-performing compared to expectations. The inventory held by the Company related to these exited activities was deemed impaired and written down to estimated fair value. The total write-down of $88.1 million was recorded as a charge to cost of sales. These discontinued product lines represented approximately $150 million of historical net sales for AMP on an annualized basis.



    The remaining balance at September 30, 1999 of $251.9 million consists of $206.0 million in other current liabilities and $45.9 million in other non-current liabilities. The Company currently anticipates that the restructuring and other non-recurring activities to which all of these charges relate will be substantially completed within Fiscal 2000, except for certain long-term contractual obligations.



    The Healthcare and Specialty Products segment recorded merger, restructuring and other non-recurring charges of $419.1 million, consisting of a $423.8 million charge primarily related to the merger with USSC and a $4.7 million credit representing a revision of estimates related to Tyco's 1997 restructuring/non-recurring accruals discussed below. The following table provides information about these charges ($ in millions):



                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Fiscal 1999 charges....................    1,467      $124.8        45        $ 51.8    $ 247.2    $ 423.8
Fiscal 1999 activity...................   (1,282)      (99.3)      (20)        (18.3)    (217.6)    (335.2)
                                          ------      ------       ---        ------    -------    -------
Ending balance at September 30, 1999...      185      $ 25.5        25        $ 33.5    $  29.6    $  88.6
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


    The other charges of $247.2 million consist of transaction costs of $53.3 million for legal, printing, accounting, financial advisory services and other direct expenses related to the USSC merger, lease termination costs following the merger of $156.8 million and other costs of $37.1 million relating to the consolidation of certain product lines and other non-recurring charges primarily related to the USSC

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED)

merger. The lease termination costs of $156.8 million relate to the USSC North Haven facility that was purchased by Tyco subsequent to the merger (See
Note 2).



    The remaining balance at September 30, 1999 of $88.6 million is included in other current liabilities. The Company currently anticipates that the restructuring and other non-recurring activities to which all of these charges relate will be substantially completed within Fiscal 2000, except for certain long-term contractual obligations.



    The Company recorded a credit of $31.9 million, including $27.2 million in the Fire and Security Services segment and $4.7 million in the Healthcare and Specialty Products segment referred to above, representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals. Most of the actions under Tyco's 1997 restructuring and other non-recurring plans are completed or near completion and have resulted in total estimated costs being less than originally anticipated.


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

    1997 CHARGES

    In connection with the mergers consummated in Fiscal 1997 (Note 2), the Company recorded merger, restructuring and other non-recurring charges of $917.8 million. These charges include transaction costs of $239.8 million for legal, accounting, financial advisory services, severance and other direct costs related to the mergers. Also included are costs required to combine ADT's electronic security business, Keystone's valve manufacturing and distribution business and Inbrand's disposable medical products business with the related businesses of Former Tyco. These costs consist of the cost of workforce reductions of $130.3 million including the elimination of approximately 4,000 positions; the costs of combining certain facilities of $194.2 million involving the closure of 18 manufacturing facilities and the consolidation of sales and service

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED) offices, electronic security system monitoring centers, warehouses and other locations; the costs of disposing of excess equipment and other assets of $133.5 million; and other costs of $220.0 million relating to the consolidation of certain product lines, the satisfaction of certain liabilities and other non-recurring charges. Approximately $34.6 million of accrued merger and restructuring costs are included in other current liabilities and $41.1 million in other noncurrent liabilities at September 30, 1999. These restructurings are substantially complete. The remaining accruals primarily relate to future payments on non-cancellable lease obligations.

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

                            TYCO INTERNATIONAL LTD.

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

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
                                                    =======    =======    =======

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

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

                                                                          AS AT AND       AS AT AND          NINE
                                                                         FOR THE YEAR    FOR THE YEAR       MONTHS
                                                                            ENDED           ENDED           ENDED
                                                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1999            1998            1997
                                                                        --------------  --------------  --------------
                                                                                        (IN MILLIONS)
Net sales:
  Telecommunications and Electronics..................................    $ 7,711.2       $ 7,067.3       $ 4,842.5
  Healthcare and Specialty Products...................................      5,742.7         4,672.4         2,869.9
  Fire and Security Services..........................................      5,534.0         4,393.5         2,892.2
  Flow Control Products...............................................      3,508.6         2,928.5         2,137.9
                                                                          ---------       ---------       ---------
                                                                          $22,496.5       $19,061.7       $12,742.5
                                                                          =========       =========       =========

                            TYCO INTERNATIONAL LTD.

19. CONSOLIDATED SEGMENT DATA (CONTINUED)


                                                                          AS AT AND       AS AT AND          NINE
                                                                         FOR THE YEAR    FOR THE YEAR       MONTHS
                                                                            ENDED           ENDED           ENDED
                                                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1999            1998            1997
                                                                        --------------  --------------  --------------
                                                                                        (IN MILLIONS)
Operating income (loss):
  Telecommunications and Electronics..................................    $    99.2 (1)   $   671.4 (4)   $   263.7 (6)
  Healthcare and Specialty Products...................................        890.9 (2)       389.3 (5)       308.1 (7)
  Fire and Security Services..........................................        934.2 (3)       630.6          (332.5)(8)
  Flow Control Products...............................................        605.5           456.9             1.3 (9)
                                                                          ---------       ---------       ---------
                                                                            2,529.8         2,148.2           240.6
  Less: Corporate expenses............................................       (122.9)          (68.3)          (44.8)
       Goodwill amortization expense..................................       (216.1)         (131.8)          (70.0)
                                                                          ---------       ---------       ---------
                                                                          $ 2,190.8       $ 1,948.1       $   125.8
                                                                          =========       =========       =========

Total Assets:
  Telecommunications and Electronics..................................    $10,719.1       $ 6,361.9
  Healthcare and Specialty Products...................................      8,696.2         7,256.8
  Fire and Security Services..........................................      8,219.4         6,606.2
  Flow Control Products...............................................      3,858.6         2,960.3
  Corporate...........................................................        851.0           255.5
                                                                          ---------       ---------
                                                                          $32,344.3       $23,440.7
                                                                          =========       =========

Depreciation and Amortization:
  Telecommunications and Electronics..................................    $   468.4       $   466.5       $   355.2
  Healthcare and Specialty Products...................................        287.6           262.5           130.1
  Fire and Security Services..........................................        417.2           269.8           205.5
  Flow Control Products...............................................        130.0           120.0            63.8
  Corporate...........................................................          8.0            18.9            19.6
                                                                          ---------       ---------       ---------
                                                                          $ 1,311.2       $ 1,137.7       $   774.2
                                                                          =========       =========       =========

Capital Expenditures:
  Telecommunications and Electronics..................................    $   488.5       $   520.2       $   339.2
  Healthcare and Specialty Products...................................        235.9 (10)       202.9          160.8
  Fire and Security Services..........................................        746.3           491.4           304.8
  Flow Control Products...............................................        135.1            92.6            58.3
  Corporate...........................................................         26.7            10.4             3.5
                                                                          ---------       ---------       ---------
                                                                          $ 1,632.5       $ 1,317.5       $   866.6
                                                                          =========       =========       =========


------------------------


(1) Includes merger, restructuring and other non-recurring charges of $643.3 million, of which $106.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $431.5 million primarily related to the merger with AMP and AMP's profit improvement plan.

                            TYCO INTERNATIONAL LTD.

19. CONSOLIDATED SEGMENT DATA (CONTINUED)

(2) Includes merger, restructuring and other non-recurring charges of $423.8 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC, and a credit of $4.7 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.



(3) Includes a credit of $27.2 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.


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


                                           AS AT AND       AS AT AND         NINE
                                         FOR THE YEAR    FOR THE YEAR       MONTHS
                                             ENDED           ENDED           ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1999            1998            1997
                                         -------------   -------------   -------------
                                                         (IN MILLIONS)
Net sales:
  Americas (primarily U.S.)............     $14,409.0       $12,518.4      $ 8,127.7
  Europe...............................       5,362.4         4,431.4        2,995.5
  Asia-Pacific.........................       2,725.1         2,111.9        1,619.3
                                            ---------       ---------      ---------
                                            $22,496.5       $19,061.7      $12,742.5
                                            =========       =========      =========
Total Assets:
  Americas (primarily U.S.)............     $21,419.0       $16,465.0
  Europe...............................       6,961.2         4,874.0
  Asia-Pacific.........................       3,113.1         1,846.2
  Corporate............................         851.0           255.5
                                            ---------       ---------
                                            $32,344.3       $23,440.7
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


                                                  YEAR ENDED SEPTEMBER 30, 1999
                                      -----------------------------------------------------
                                      1ST QTR.(1)   2ND QTR.(2)   3RD QTR.(3)   4TH QTR.(4)
                                      -----------   -----------   -----------   -----------
                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...........................   $5,213.5      $5,238.7      $5,819.8      $6,224.5
Gross profit........................    1,796.9       1,849.0       2,036.5       2,381.0
(Loss) income before extraordinary
  items.............................      (89.6)        164.3         212.2         780.8
Net (loss) income(7)................      (92.0)        121.8         211.7         780.5
Basic (loss) income per common
  share:
  (Loss) income before extraordinary
    items...........................   $   (.06)     $    .10      $    .13      $    .47
  Net (loss) income per common
    share...........................       (.06)          .07           .13           .47
Diluted (loss) income per common
  share:
  (Loss) income before extraordinary
    items...........................   $   (.06)     $    .10      $    .13      $    .46
  Net (loss) income per common
    share...........................       (.06)          .07           .13           .46



                                                YEAR ENDED SEPTEMBER 30, 1998
                                       -----------------------------------------------
                                       1ST QTR.(5)   2ND QTR.   3RD QTR.   4TH QTR.(6)
                                       -----------   --------   --------   -----------
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales............................   $4,438.8     $4,561.8   $4,948.7    $5,112.4
Gross profit.........................    1,504.9      1,546.4    1,646.3     1,669.3
Income (loss) before extraordinary
  items..............................      389.3        399.8      400.1       (20.6)
Net income (loss)(7).................      388.4        399.5      399.1       (20.8)
Basic income (loss) per common share:
  Income (loss) before extraordinary
    items............................   $    .25     $    .26   $    .25    $   (.01)
  Net income (loss) per common
    share............................        .25          .26        .25        (.01)
Diluted income (loss) per common
  share:
  Income (loss) before extraordinary
    items............................   $    .25     $    .25   $    .24    $   (.01)
  Net income (loss) per common
    share............................        .25          .25        .24        (.01)


------------------------

(1) Includes merger, restructuring and other non-recurring charges of $412.6 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC, and restructuring and other non-recurring charges of $116.5 million, of which $28.3 million is included in cost of sales, and charges for the impairment of long-lived assets of $65.6 million related to AMP's profit improvement plan. Also includes a credit of $3.0 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.



(2) Includes restructuring and other non-recurring charges of $158.8 million, of which $26.9 million is included in cost of sales, and charges for the impairment of long-lived assets of $171.1 million related to AMP's profit improvement plan. Also includes restructuring and other non-recurring charges of $2.0 million related to the merger with USSC and a credit of $5.3 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.

                            TYCO INTERNATIONAL LTD.

24. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

(3) Includes merger, restructuring and other non-recurring charges of $368.0 million, of which $51.2 million is included in cost of sales, and charges for the impairment of long-lived assets of $194.8 million, related to the merger with AMP and AMP's profit improvement plan. Also includes restructuring and other non-recurring charges of $2.8 million related to the merger with USSC and a credit of $19.7 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.



(4) Includes restructuring and other non-recurring charges of $6.4 million related to the merger with USSC. Also includes a credit of $3.9 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.



(5) Includes charges of $12.0 million for restructuring charges in USSC's operations and a $21.4 million credit to restructuring charges representing a revision of estimates related to AMP's 1996 restructuring activities.



(6) Includes non-recurring charges of $80.5 million primarily related to business exit costs in USSC's operations and charges of $185.8 million related to AMP's profit improvement plan.



(7) Extraordinary items relate principally to the Company's debt tender offers and the write off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.


25. TYCO INTERNATIONAL GROUP S.A.

    Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, indirectly owns a substantial portion of the operating subsidiaries of the Company. During Fiscal 1999 and Fiscal 1998, TIG issued public debt securities (Note 4) which are fully and unconditionally guaranteed by the Company. The Company has not included separate financial statements and footnotes for TIG because of the full and unconditional guarantee by the Company and the Company's belief that such information is not material to holders of the debt securities. The following presents unaudited consolidated summary financial

                            TYCO INTERNATIONAL LTD.

25. TYCO INTERNATIONAL GROUP S.A. (CONTINUED) information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented.


                                                          SEPTEMBER 30,
                                                     -----------------------
                                                       1999         1998
                                                     ----------   ----------
                                                          (IN MILLIONS)
Total current assets...............................   $7,610.2     $6,639.5
Total non-current assets...........................   24,008.4     12,090.0
Total current liabilities..........................    6,817.1      5,519.5
Total non-current liabilities......................   10,553.9      6,401.5



                                                                          NINE MONTHS
                                          YEAR ENDED      YEAR ENDED         ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1999            1998            1997
                                         -------------   -------------   -------------
                                                         (IN MILLIONS)
Net sales..............................    $16,668.5       $13,535.3        $8,457.8
Gross profit...........................      6,451.4         4,800.4         2,950.7
Income (loss) before extraordinary
  items................................        651.5 (1)       693.9 (2)      (642.2)(3)
Net income (loss)(4)...................        605.8           691.5          (700.5)


------------------------

(1) Income before extraordinary items in Fiscal 1999 includes a credit of $31.9 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals, and merger, restructuring and other non-recurring charges of $423.8 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the USSC merger.


(2) Income before extraordinary items in Fiscal 1998 includes non-recurring charges of $80.5 million and restructuring charges of $12.0 million related to USSC's operations.

(3) Loss before extraordinary items in Fiscal 1997 includes charges related to merger, restructuring and other non-recurring costs of $816.8 million and impairment of long-lived assets of $148.4 million, primarily related to the mergers and integration of ADT, Former Tyco, Keystone and Inbrand. Fiscal 1997 also includes a charge of $361.0 million for the write-off of purchased in-process research and development costs and charges of $24.3 million for litigation and other related costs, and $5.8 million for restructuring charges related to USSC's operations.

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

                            TYCO INTERNATIONAL LTD.

26. UNSOLICITED TENDER OFFER AND DEFENSE (CONTINUED)
    In addition, in September 1998, AMP's Board of Directors authorized the establishment of a Flexitrust, a grantor trust, to hold shares of AMP's common stock. AMP expected to sell to the Flexitrust an aggregate of 25 million authorized but unissued shares of common stock. AMP also announced its intention to commence a self-tender offer for 30 million shares of its common stock. AMP estimated that the total funds required to complete the self-tender would have been approximately $1.7 billion, which AMP intended to source from a proposed $2.6 billion credit facility.

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



    On January 17, 2000, the Company announced that its undersea fiber optics business will design, build, install, operate and maintain its own global undersea fiber optic communications network, to be known as the TyCom Global Network-TM-. The Company intends to offer up to 10 percent of its undersea fiber optic cable business for sale in an initial public offering. TyCom Ltd. has filed a registration statement with the SEC, which has not yet been declared effective.



    On January 18, 2000, the Company announced that the Board of Directors of the Company had authorized the expenditure of up to an additional $2.0 billion to repurchase shares of the Company. The timing and actual amount of the repurchases will be subject to market conditions and other factors.



    On February 11, 2000, TIG renewed and increased the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. On February 23, 2000, TIG increased its commercial paper program from $3.9 billion to $4.5 billion. TIG plans

                            TYCO INTERNATIONAL LTD.

27. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

to principally use the $4.5 billion portion of the credit facility to fully support borrowings under its commercial paper program.



    In April 2000, TIG issued [EURO]600 million ($571.4 million) 6.125% notes due April 2007 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately
$565.9 million were used to repay borrowings under TIG's commercial paper program.



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

    OVERVIEW


    Sales increased 18.0% during Fiscal 1999 to $22,496.5 million from $19,061.7 million in Fiscal 1998. Sales in Fiscal 1998 increased 14.4% compared to the twelve months ended September 30, 1997. Income (loss) before extraordinary items and cumulative effect of accounting changes was $1,067.7 million in Fiscal 1999, as compared to $1,168.6 million in Fiscal 1998 and $(300.5) million in the twelve months ended September 30, 1997. Income before extraordinary items for Fiscal 1999 included an after-tax net charge of $1,304.8 million ($1,542.7 million pre-tax) primarily related to the mergers with USSC and AMP and costs associated with AMP's profit improvement plan. Income before extraordinary items for Fiscal 1998 included an after-tax charge of $192.0 million ($256.9 million pre-tax) primarily related to AMP's profit improvement plan and costs incurred by USSC to exit certain businesses. Loss before extraordinary items and cumulative effect of accounting changes for the twelve months ended September 30, 1997 included an after-tax charge of $1,485.5 million ($1,670.4 million pre-tax) for merger and transaction costs, write-offs and integration costs primarily associated with the mergers of ADT, Former Tyco, Keystone and Inbrand.

    The following table details the Company's sales and earnings in Fiscal 1999, Fiscal 1998 and the twelve months ended September 30, 1997.


                                                                                                 (UNAUDITED)
                                                                                                TWELVE MONTHS
                                                                                                    ENDED
                                                                  FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                                                  -----------   -----------   ------------------
                                                                                  (IN MILLIONS)
Net sales...................................................       $22,496.5     $19,061.7        $16,657.3
                                                                   =========     =========        =========
Operating income, before certain charges(i).................       $ 3,949.6(ii)  $ 2,336.8       $ 2,013.7
Merger, restructuring and other non-recurring charges,
  net.......................................................        (1,035.2)       (256.9)        (1,283.3)
Impairment of long-lived assets.............................          (507.5)           --           (148.4)
Write-off of purchased in-process research and
  development...............................................              --            --           (361.0)
Amortization of goodwill....................................          (216.1)       (131.8)           (90.0)
                                                                   ---------     ---------        ---------
Operating income............................................         2,190.8       1,948.1            131.0
Interest expense, net.......................................          (485.6)       (245.3)          (170.4)
Other income................................................              --            --            118.4(iii)
                                                                   ---------     ---------        ---------
Pre-tax income before extraordinary items and cumulative
  effect of accounting changes..............................         1,705.2       1,702.8             79.0
Income taxes................................................          (637.5)       (534.2)          (379.5)
                                                                   ---------     ---------        ---------
Income (loss) before extraordinary items and cumulative
  effect of accounting changes..............................         1,067.7       1,168.6           (300.5)
Extraordinary items, net of taxes...........................           (45.7)         (2.4)           (60.9)
Cumulative effect of accounting changes, net of taxes.......              --            --             15.5
                                                                   ---------     ---------        ---------
Net income (loss)...........................................       $ 1,022.0     $ 1,166.2        $  (345.9)
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



(ii) Restructuring charges in the amount of $106.4 million related to the write-down of inventory have been deducted as part of cost of sales in the Consolidated Statement of Operations for Fiscal 1999. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain charges in this table. These charges are instead included in the total merger, restructuring and other non-recurring charges.


(iii) Amount consists of $65.0 million related to a litigation settlement and $53.4 million related to the disposal of an equity investment by ADT.


    During fiscal 1999, the Company has taken merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets with respect to AMP and USSC. Under the Company's restructuring and integration programs, the Company terminates employees and closes facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, distribution and administrative functions. In addition, the Company discontinues or disposes of product lines which do not fit the long-term strategy of the respective businesses. The Company does not separately track the impact on financial results of the restructuring and integration programs. However, the Company estimates that its overall cost structure will be reduced by approximately $1 billion on an annualized basis due to the impact associated with these charges. As of September 30, 1999, the Company believes that approximately $750 million of benefits on an annualized basis have been realized. The significant decreases have been to selling, general and administrative expenses and to cost of sales. The Company expects that the restructuring plans will continue to improve the cost structure throughout fiscal 2000.



    Operating income and margins for the Company's four business segments, which are presented in accordance with generally accepted accounting principles in the following discussion, are supplemented by a discussion of operating income and margins stated before deductions for merger, restructuring and other non-recurring charges related to business combinations accounted for under the pooling of interests method of accounting, charges for impairment of long-lived assets and in-process research and development charges. This supplemental discussion of operating results before certain charges should not be considered an alternative to operating or net income as an indicator of the performance of the Company's business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.



    Operating income improved in all segments in each of Fiscal 1999 and Fiscal 1998, with the exception of the Healthcare and Specialty Products segment in Fiscal 1998 for reasons that are discussed below. The operating improvements are the result of both increased revenues and enhanced margins. Increased revenues result from organic growth and from acquisitions that are accounted for under the purchase method of accounting. The Company enhances its margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. The Company regards charges that it incurs to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.


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


    SALES AND OPERATING INCOME
       TELECOMMUNICATIONS AND ELECTRONICS


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


    The AMP merger occurred in April 1999, but as required under the pooling of interests method of accounting, AMP's results have been included for all periods presented. The following table sets forth sales and operating income and margins for the Telecommunications and Electronics segment:



                                                                                  (UNAUDITED)
                                                                                 TWELVE MONTHS
                                                                                     ENDED
                                               FISCAL 1999     FISCAL 1998     SEPTEMBER 30, 1997
                                               -----------   ---------------   ------------------
                                                             ($ IN MILLIONS)
Sales........................................   $7,711.2         $7,067.3           $6,304.9
Operating income, before certain charges.....   $1,174.0         $  835.8           $  677.8
Operating margins, before certain charges....       15.2%            11.8%              10.8%
Operating income, after certain charges......   $   99.2         $  671.4           $  218.8
Operating margins, after certain charges.....        1.3%             9.5%               3.5%


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


    The 40.5% increase in operating income, before certain charges, in Fiscal 1999 compared with Fiscal 1998 was due to improved margins at AMP, the acquisition of Raychem, and higher sales volume at TSSL and the Tyco Printed Circuit Group. The improved operating margins, before certain charges, in Fiscal 1999 compared with Fiscal 1998 were primarily due to the implementation of AMP's profit improvement plan, which was initiated in the fourth quarter of Fiscal 1998, cost reduction programs associated with the AMP merger, a pension curtailment/settlement gain and the acquisition of Raychem. For information on the implementation of the AMP profit improvement plan and the cost reduction programs related to the AMP merger, see Note 16 (1999 Charges and 1998 Charges) to the Consolidated Financial Statements. These improvements were partially offset by $253.4 million of certain costs in Fiscal 1999 at AMP prior to the merger with Tyco, including costs to defend the AlliedSignal Inc. tender offer, the write-off of inventory and other balance sheet write-offs and adjustments.



    In addition to the items discussed above, operating income and margins, after certain charges, decreased due to merger, restructuring and impairment charges of $1,074.8 million in Fiscal 1999 compared with net restructuring and other non-recurring charges of $164.4 million in Fiscal 1998.



    The 23.3% increase in operating income, before certain charges, in Fiscal 1998 as compared with the twelve months ended September 30, 1997 was predominantly attributable to the inclusion of the operating results of the AT&T Corp.'s submarine systems business in all of Fiscal 1998 but only for the final three months of the 1997 period. The increase in operating margins, before certain charges, in Fiscal 1998, compared with the 1997 period reflects higher incremental margins on increased sales at Tyco Printed Circuit Group. This was offset in part by slightly decreased margins at TSSL and AMP.



    In addition, the increase in operating income and margins was due to net restructuring and other non-recurring charges of $164.4 million in Fiscal 1998 compared with restructuring and other non-recurring charges of $98.0 million and a write-off of purchased in-process research and development costs of $361.0 million in the twelve months ended September 30, 1997.


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

    The Company's merger with USSC, which is included in Tyco Healthcare, occurred in October 1998. As required under the pooling of interests method of accounting, USSC's results have been included for all periods presented. The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:



                                                                        (UNAUDITED)
                                                                       TWELVE MONTHS
                                                                           ENDED
                                        FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                        -----------   -----------   -------------------
                                                        ($ IN MILLIONS)
Sales.................................   $5,742.7       $4,672.4         $3,733.9
Operating income, before certain
 charges..............................   $1,386.0       $  481.8         $  607.2
Operating margins, before certain
 charges..............................       24.1%          10.3%            16.3%

Operating income, after certain
 charges..............................   $  890.9       $  389.3         $  445.8
Operating margins, after certain
 charges..............................       15.5%           8.3%            11.9%


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


    The substantial increase in operating income and operating margins, before certain charges, in Fiscal 1999 over Fiscal 1998 was due to improved margins and increased sales volume at Tyco Healthcare, whose margins were depressed in Fiscal 1998. The increase in Fiscal 1999 also reflected higher sales volume and better margins at Tyco Plastics and Adhesives and ADT Automotive. The Fiscal 1998 margins at Tyco Healthcare were brought down by fourth quarter results at USSC, which lowered sales of higher margin products to reduce excess inventory levels at distributors, and recorded increased costs, principally a $105.8 million accrual for special hospital education programs. Excluding these effects, management estimates that the increase in operating income in Fiscal 1999 over Fiscal 1998 would have been 48.6% and the operating margin for the segment in Fiscal 1998 would have been 19.6%. The increase in margins for Fiscal 1999 above the 19.6% level was primarily attributable to the effects of the cost reduction programs associated with the USSC merger, including the termination of 1,282 employees and the consolidation or closure of 20 facilities. The effect of exiting businesses of Tyco Healthcare did not significantly impact operating margins or income. For more information on the cost reduction programs related to the USSC merger, see Note 16 to the Consolidated Financial Statements.



    In addition to the items discussed above, the increase in operating income and margins was offset by net merger, restructuring and impairment charges of $495.1 million in Fiscal 1999 compared with restructuring and other non-recurring charges of $92.5 million in Fiscal 1998.



    The decrease in operating income and margins, before certain charges, in Fiscal 1998 from the twelve months ended September 30, 1997 reflects decreased margins at USSC, particularly as a result of the factors impacting the Fiscal 1998 fourth quarter at USSC referred to above. The decreased USSC margins were partially offset in Fiscal 1998 by the acquisition of Sherwood, fixed cost reductions due to the integration of Sherwood, and increased volume and margins at Tyco Plastics and Adhesives and ADT Automotive. Excluding the effects of the above on sales and costs in the Fiscal 1998 fourth quarter at USSC, management estimates that operating income would have increased by 53.7% in Fiscal 1998 as compared to the 1997 period.

    In addition, the decrease in operating income and margins was partially offset by restructuring and other non-recurring charges of $92.5 million in Fiscal 1998 compared with merger, restructuring and other non-recurring charges of $161.4 million in the twelve months ended September 30, 1997.


    FIRE AND SECURITY SERVICES

    The Company's Fire and Security Services segment:

    - designs, installs and services a broad line of fire detection, prevention and suppression systems worldwide;

    - provides electronic security installation and monitoring services; and

    - manufactures and services fire extinguishers and related products.


    The following table sets forth sales and operating income (loss) and margins for the Fire and Security Services segment:



                                                                                    (UNAUDITED)
                                                                                   TWELVE MONTHS
                                                                                       ENDED
                                                    FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                                    -----------   -----------   -------------------
                                                                    ($ IN MILLIONS)
Sales.............................................   $5,534.0       $4,393.5         $3,832.0
Operating income, before certain (credits)
 charges..........................................   $  907.0       $  630.6         $  412.5
Operating margins, before certain (credits)
 charges..........................................       16.4%          14.4%            10.8%

Operating income (loss), after certain (credits)
 charges..........................................   $  934.2       $  630.6         $ (474.0)
Operating margins, after certain (credits)
 charges..........................................       16.9%          14.4%           (12.4)%


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


    The 43.8% increase in operating income, before certain credits, in Fiscal 1999 over Fiscal 1998 reflects the worldwide increase in service volume, both in security services and fire protection, including the higher margins associated with recurring monitoring revenue. The increase in operating margins, before certain credits in Fiscal 1999 was principally due to increased volume of higher margin service and inspection work in the North American fire protection operations; increased volume due to economic improvements in the Asia-Pacific region; higher incremental margins in the European security operations from additions to the customer base; and cost reductions related to acquisitions.



    In addition to the items discussed above, operating income and margins increased due to a restructuring and other non-recurring credit of $27.2 million in Fiscal 1999.



    The 52.9% increase in operating income, before certain charges, in Fiscal 1998 over the twelve months ended September 30, 1997 was due to increases in service volume, including recurring monitoring revenue, in security operations worldwide and fire protection operations in North America. The increase in operating margins, before certain charges, in Fiscal 1998 was due principally to higher margins in the security business worldwide and, to a lesser extent, to improved margins in the European fire protection business and cost reductions related to acquisitions.



    In addition to the items discussed above, operating income and margins increased in Fiscal 1998 due to merger, restructuring and impairment charges of $886.5 million in the twelve months ended September 30, 1997.


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


    The following table sets forth sales and operating income and margins for the Flow Control Products segment:



                                                                       (UNAUDITED)
                                                                      TWELVE MONTHS
                                                                          ENDED
                                        FISCAL 1999   FISCAL 1998   SEPTEMBER 30, 1997
                                        -----------   -----------   ------------------
                                                       ($ IN MILLIONS)
Sales.................................   $3,508.6       $2,928.5         $2,786.5
Operating income, before certain
  charges.............................   $  605.5       $  456.9         $  373.0
Operating margins, before certain
  charges.............................       17.3%          15.6%            13.4%

Operating income, after certain
  charges.............................   $  605.5       $  456.9         $   87.2
Operating margins, after certain
  charges.............................       17.3%          15.6%             3.1%


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

    The 32.5% increase in operating income in Fiscal 1999 over Fiscal 1998 was primarily due to increased sales in the European flow control operations, North American valve products and Earth Tech. The increase in operating margins was principally due to cost containment programs that improved margins in the Company's North American pipe products business and the worldwide valve operations. The gain on the sale of the businesses in this segment did not significantly impact operating profits and margins in Fiscal 1999.



    The 22.5% increase in operating income, before certain charges, in Fiscal 1998 over the twelve months ended September 30, 1997 was due primarily to increased volume in the North American and European valve product operations and, to a lesser extent, in the North American pipe products business. The increase in operating margins, before certain charges, was principally due to cost containment programs that improved margins at the North American and European valve operations.



    In addition to the items discussed above, operating income and margins increased in Fiscal 1998 due to merger, restructuring and impairment charges of $285.8 million in the twelve months ended September 30, 1997.



    The effect of changes in foreign exchange rates during Fiscal 1999, Fiscal 1998 and the twelve months ended September 30, 1997 was not material to the Company's sales and operating income.


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


                                                                  1999
                                                                  ----
                                                              (IN MILLIONS)
Operating income, before certain charges....................    $ 3,949.6 (1)
Depreciation and amortization...............................      1,095.1 (2)
Net increase in deferred income taxes.......................        351.6
Less:
  Net increase in working capital...........................       (122.6)(3)
  Interest expense (net)....................................       (485.6)
  Income tax expense........................................       (637.5)
  Restructuring expenditures................................       (633.6)(4)
  Other (net)...............................................         32.8
                                                                ---------
Cash flow from operating activities.........................      3,549.8

Less:
  Capital expenditures......................................     (1,632.5)
  Dividends paid............................................       (187.9)
                                                                ---------
Free cash flow..............................................    $ 1,729.4
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


    In Fiscal 1999, the Company established merger, restructuring and other non-recurring reserves of $423.8 million in connection with its merger with USSC and $643.3 million in connection with its merger with AMP. At the beginning of the fiscal year, there existed merger, restructuring and other non-recurring reserves of $303.7 million related to pooling of interests transactions consummated in prior years and other restructuring charges taken by the merged companies prior to their combination with the Company. During Fiscal 1999, the Company paid out $633.6 million in cash and incurred $306.0 million in non-cash charges that were charged against these reserves. Also in Fiscal 1999, the Company determined that $31.9 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and deducted that amount from the merger, restructuring and other non-recurring charges for Fiscal 1999. At September 30, 1999, there remained $399.3 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $312.3 million is included in current liabilities and $87.0 million is included in long-term liabilities. The Company expects to pay out approximately $310.0 million in cash in Fiscal 2000 for merger, restructuring and other non-recurring expenses that will be charged against these reserves.


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


    The provision for income taxes in the Consolidated Statement of Operations for Fiscal 1999 was $637.5 million, but the amount of income taxes paid (net of refunds) during the year was only $209.7 million. After adjustment for deferred income taxes of acquired companies and other items, the net increase in deferred income taxes was $351.6 million. The increase in deferred income taxes is attributable primarily to current utilization of deductions on restructuring, other non-recurring charges and purchase accounting spending, other timing differences between book and tax recognition of income and expense, utilization of net operating loss and credit carryforwards, and the tax benefits of stock option exercises.



    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $122.6 million. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity in Fiscal 1999 as reflected in the increased sales over the prior year. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.


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


    Shareholders' equity was $12,369.3 million, or $7.32 per share, at September 30, 1999, compared to $9,901.8 million, or $6.11 per share, at September 30, 1998. The increase in shareholders' equity was due primarily to the issuance of approximately 32.4 million common shares valued at approximately $1,449.6 million for the acquisition of Raychem, net income of $1,022.0 million and proceeds of $872.4 million from the exercise of options and warrants. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 45% at September 30, 1999 and 39% at September 30, 1998. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 37% at September 30, 1999 and 32% at September 30, 1998.


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

                                                    FISCAL  FISCAL   FISCAL   FISCAL   FISCAL                        FAIR
                                                     2000    2001     2002     2003     2004   THEREAFTER   TOTAL    VALUE
                                                    ------  -------  -------  -------  ------  ----------  -------  -------
Long-term investment:
  Fixed Rate (British Pound)......................     --        --       --       --  120.5         --      120.5    120.5
    Interest rate.................................                                      11.5%

Total debt:
  Fixed rate (US$)................................   15.8     769.3  1,302.7     10.0  169.8    4,518.8    6,786.4  6,782.8
    Average interest rate.........................    7.8%      6.1%     6.8%     7.1%   6.7%       6.5%
  Fixed rate (Yen)................................  127.3      17.3     34.3     18.3    6.9       71.0      275.1    275.4
    Average interest rate.........................    1.7%      2.3%     2.2%     2.4%   2.0%       4.5%
  Variable rate (US$).............................  865.0   1,984.7     44.1     22.3   10.7       87.3    3,014.1  3,015.6
    Average interest rate (i).....................    6.0%      5.7%     4.2%     4.4%   4.4%       3.9%
  Variable rate (Yen).............................    4.7       5.7     14.1      5.6    3.3       13.2       46.6     46.6
    Average interest rate (i).....................    2.3%      2.3%     2.3%     2.3%   2.3%       2.3%

Interest rate swap:
  Fixed to variable (US$).........................     --        --  1,000.0       --     --      800.0    1,800.0    (66.9)
    Average pay rate..............................                       5.7%                       5.8%
    Average receive rate (i)......................                       6.9%                       6.1%

Cross-currency swap:
  Receive US$ / Pay Japanese Yen (ii).............     --        --       --       --  150.0         --      150.0    (22.2)(iii)
  Pay Japanese Yen interest.......................    6.9       6.9      6.9      6.9    3.4         --       31.0
  Receive US$ interest............................   10.1      10.1     10.1     10.1    5.0         --       45.4
    Pay rate......................................    4.6%      4.6%     4.6%     4.6%   4.6%
    Receive rate..................................    6.7%      6.7%     6.7%     6.7%   6.7%
  Receive US$ / Pay British Pound.................  208.2        --       --       --     --         --      208.2      0.0 (iii)
  Pay British Pound interest......................    6.7        --       --       --     --         --        6.7
  Receive US$ interest............................    6.9        --       --       --     --         --        6.9
    Average pay rate..............................    5.5%
    Average receive rate..........................    5.6%
  Receive Japanese Yen / Pay US$..................   89.7        --       --       --     --         --       89.7     (0.8)(iii)
    Pay variable (US$) rate (ii)..................    6.1%
    Receive fixed (Yen) rate......................    0.6%

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