Form 10-Q/A
period 1999-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2000-06-26
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


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

                            TYCO INTERNATIONAL LTD.



    This Amendment on Form 10-Q/A is being filed to adjust the Company's Consolidated Financial Statements for the quarters ended December 31, 1999 and 1998, following a limited review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment No. 3 on Form 10-K/A for the fiscal year ended September 30, 1999. Adjustments to the Consolidated Financial Statements for the quarter ended December 31, 1998 reflect the changes made in the amendment to the Company's fiscal 1999 Form 10-K. These changes have no impact on previously reported net sales or net cash provided by operating activities for any periods. The amendment to the financial statements herein is being filed to reclassify certain charges and to adjust merger, restructuring and other non-recurring charges between periods due to the timing of the underlying events as follows:



    - To reclassify $65.6 million of charges, incurred by AMP during the quarter ended December 31, 1998 prior to its merger with Tyco, related to the write-off of goodwill and fixed assets of exited businesses in the Consolidated Statements of Operations out of the "merger, restructuring and other non-recurring (credits) charges, net" line and into the "charge for the impairment of long-lived assets" line;



    - To eliminate $26.0 million of merger, restructuring and other non-recurring credits recorded to merger, restructuring and other non-recurring (credits) charges in the first quarter of fiscal 2000 related to charges which were originally recorded in fiscal 1999 related primarily to severance and facility closings;



    - To reverse a $16.9 million credit previously recorded in the quarter ended December 31, 1999, related to merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1997 related primarily to facility closings and lease termination costs, and to record $3.0 million of that credit in the quarter ended December 31, 1998;



    - To reclassify $15.0 million of inventory related restructuring costs, incurred during the quarter ended December 31, 1998, in the Consolidated Statements of Operations out of the "merger, restructuring and other non-recurring (credits) charges, net" line and into the "cost of sales" line;



    - To report certain non-recurring costs related to the integration of the USSC suture business originally recorded in the first quarter of fiscal 1999 as costs in later periods when such activity was completed (reversing a $22.3 million charge in the quarter ended December 31, 1998 and recording $7.7 million of that charge in the quarter ended December 31,
      1999); and



    - To update various disclosures primarily related to the above adjustments.



    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above adjustments, is as follows (in millions, except per share data):



                                                            QUARTER ENDED           QUARTER ENDED
                                                          DECEMBER 31, 1999       DECEMBER 31, 1998
                                                        ---------------------   ---------------------
                                                          AMOUNT                  AMOUNT
                                                        PREVIOUSLY      AS      PREVIOUSLY      AS
                                                         REPORTED    RESTATED    REPORTED    RESTATED
                                                        ----------   --------   ----------   --------
Statements of Operations:
  Net sales...........................................   $6,638.8    $6,638.8    $5,213.5    $5,213.5
  Cost of sales.......................................    4,191.9     4,191.9     3,401.6     3,416.6
  Merger, restructuring and other non-recurring
    (credits) charges, net............................     (129.6)      (79.0)      603.7       497.8
  Charge for the impairment of long-lived assets......       99.0        99.0        76.0       141.6
  Operating income....................................    1,234.6     1,184.0        49.1        74.4
  Net income (loss)...................................      791.2       757.0      (110.1)      (92.0)
  Diluted earnings (loss) per common share............       0.46        0.44       (0.07)      (0.06)

Balance Sheet:
  Current deferred income tax asset...................   $  622.1    $  621.2
  Accrued expenses and other current liabilities......    3,303.5     3,300.1
  Accumulated earnings................................    4,725.5     4,728.0

                              INDEX TO FORM 10-Q/A



                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets--December 31, 1999 (unaudited)
    and September 30, 1999..................................       1
  Consolidated Statements of Operations for the Quarters
    ended December 31, 1999 and 1998 (unaudited)............       2
  Consolidated Statements of Cash Flows for the Quarters
    ended December 31, 1999 and 1998 (unaudited)............       3
  Notes to Consolidated Financial Statements (unaudited)....    4-13
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   14-22

PART II--OTHER INFORMATION:
Item 6--Exhibits and Reports on Form 8-K....................      23

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                              (UNAUDITED)
                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                  1999              1999
                                                              ------------      -------------
                                                               (RESTATED)        (RESTATED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,230.1          $ 1,762.0
  Receivables, less allowance for doubtful accounts of
    $361.0 at December 31, 1999 and $329.8 at September 30,
    1999....................................................     5,022.0            4,582.3
  Contracts in process......................................       416.2              536.6
  Inventories...............................................     3,069.8            2,849.1
  Deferred income taxes.....................................       621.2              694.3
  Prepaid expenses and other current assets.................       778.0              721.2
                                                               ---------          ---------
                                                                11,137.3           11,145.5
                                                               ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       520.2              386.8
  Buildings.................................................     2,410.2            2,414.0
  Subscriber systems........................................     2,822.5            2,703.3
  Machinery and equipment...................................     7,552.2            7,005.3
  Leasehold improvements....................................       263.5              224.4
  Construction in progress..................................       468.6              573.0
  Accumulated depreciation..................................    (6,152.7)          (5,984.4)
                                                               ---------          ---------
                                                                 7,884.5            7,322.4
                                                               ---------          ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    13,985.2           12,158.9
LONG-TERM INVESTMENTS.......................................       406.8              269.7
DEFERRED INCOME TAXES.......................................       629.3              668.8
OTHER ASSETS................................................       762.8              779.0
                                                               ---------          ---------
    TOTAL ASSETS............................................   $34,805.9          $32,344.3
                                                               =========          =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....   $   973.3          $ 1,012.8
  Accounts payable..........................................     2,878.3            2,530.8
  Accrued expenses and other current liabilities............     3,300.1            3,545.7
  Contracts in process--billings in excess of costs.........     1,090.5              977.9
  Deferred revenue..........................................       267.0              258.8
  Income taxes..............................................       862.5              798.0
  Deferred income taxes.....................................         0.8                1.0
                                                               ---------          ---------
                                                                 9,372.5            9,125.0
                                                               ---------          ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................    10,514.6            9,109.4
OTHER LONG-TERM LIABILITIES.................................     1,264.2            1,236.4
DEFERRED INCOME TAXES.......................................       494.7              504.2
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --                 --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,693,171,973 shares outstanding at December
  31, 1999 and 1,690,175,338 shares outstanding at September
  30, 1999, net of 19,944,274 and 11,432,678 shares owned by subsidiaries at December 31, 1999 and September 30, 1999,
  respectively..............................................       338.6              338.0
Capital in excess:
  Share premium.............................................     4,917.0            4,881.5
  Contributed surplus, net of deferred compensation of $30.5
    at December 31, 1999 and $30.7 at September 30, 1999....     3,700.5            3,607.6
Accumulated earnings........................................     4,728.0            3,992.3
Accumulated other comprehensive loss........................      (524.2)            (450.1)
                                                               ---------          ---------
                                                                13,159.9           12,369.3
                                                               ---------          ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $34,805.9          $32,344.3
                                                               =========          =========


          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                 FOR THE QUARTERS
                                                                ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (RESTATED)   (RESTATED)
NET SALES...................................................   $6,638.8     $5,213.5
Cost of sales...............................................    4,191.9      3,416.6
Selling, general and administrative expenses................    1,242.9      1,083.1
Merger, restructuring and other non-recurring (credits)
  charges, net..............................................      (79.0)       497.8
Charges for the impairment of long-lived assets.............       99.0        141.6
                                                               --------     --------
OPERATING INCOME............................................    1,184.0         74.4
Interest expense, net.......................................     (164.7)      (123.5)
                                                               --------     --------
Income (loss) before income taxes and extraordinary items...    1,019.3        (49.1)
Income taxes................................................     (262.1)       (40.5)
                                                               --------     --------
Income (loss) before extraordinary items....................      757.2        (89.6)
Extraordinary items, net of taxes...........................       (0.2)        (2.4)
                                                               --------     --------
NET INCOME (LOSS)...........................................   $  757.0     $  (92.0)
                                                               ========     ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items..................   $   0.45     $  (0.06)
  Extraordinary items, net of taxes.........................         --           --
  Net income (loss).........................................       0.45        (0.06)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items..................   $   0.44     $  (0.06)
  Extraordinary items, net of taxes.........................         --           --
  Net income (loss).........................................       0.44        (0.06)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................    1,693.2      1,622.0
  Diluted...................................................    1,716.8      1,622.0


          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                 (IN MILLIONS)



                                                                 FOR THE QUARTERS
                                                                ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (RESTATED)   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   757.0    $   (92.0)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Merger, restructuring and other non-recurring (credits)
    charges, net............................................      (80.3)       231.1
  Charges for the impairment of long-lived assets...........       99.0        141.6
  Depreciation..............................................      250.7        247.5
  Goodwill and other intangible amortization................      123.9         66.3
  Deferred income taxes.....................................      107.9        (91.3)
  Other non-cash items......................................       17.8         67.3
  Changes in assets and liabilities, net of the effects of
    acquisitions:
    Accounts receivable and contracts in process............       31.6       (223.1)
    Inventories.............................................      (18.2)      (138.2)
    Prepaid expenses and other current assets...............       (4.9)       (81.1)
    Accounts payable, accrued expenses and other current
      liabilities...........................................     (490.4)      (367.7)
    Income taxes............................................       64.7         88.9
    Deferred revenue........................................       11.1         10.7
    Other...................................................        3.2        (93.9)
                                                              ---------    ---------
      Net cash provided by (used in) operating activities...      873.1       (233.9)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (420.5)      (308.1)
Purchase of leased property.................................         --       (234.0)
Acquisition of businesses, net of cash acquired.............   (1,734.2)      (831.8)
(Increase) decrease in investments..........................     (134.1)        11.0
Other.......................................................       34.8         (3.5)
                                                              ---------    ---------
      Net cash used in investing activities.................   (2,254.0)    (1,366.4)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on long-term debt and lines of credit..............    1,247.6      1,621.2
Proceeds from exercise of options...........................       35.8         96.4
Dividends paid..............................................      (21.4)       (75.0)
Purchase of treasury shares.................................     (413.0)       (20.1)
                                                              ---------    ---------
      Net cash provided by financing activities.............      849.0      1,622.5
                                                              ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (531.9)        22.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,762.0      1,072.9
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,230.1    $ 1,095.1
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


    REVISION--The Company has revised its Consolidated Financial Statements for the quarters ended December 31, 1999 and 1998, following a limited review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment No. 3 on Form 10-K/A for the fiscal year ended
September 30, 1999. Adjustments to the Consolidated Financial Statements for the quarter ended December 31, 1998 reflect the changes made in the amendment to the Company's fiscal 1999 Form 10-K. These changes have no impact on previously reported net sales or net cash provided by operating activities for any periods. The amendment to the financial statements herein is being filed to reclassify certain charges and to adjust merger, restructuring and other non-recurring charges between periods due to the timing of the underlying events as follows:



    - To reclassify $65.6 million of charges, incurred by AMP during the quarter ended December 31, 1998 prior to its merger with Tyco, related to the write-off of goodwill and fixed assets of exited businesses in the Consolidated Statements of Operations out of the "merger, restructuring and other non-recurring (credits) charges, net" line and into the "charge for the impairment of long-lived assets" line;



    - To eliminate $26.0 million of merger, restructuring and other non-recurring credits recorded to merger, restructuring and other non-recurring (credits) charges in the first quarter of fiscal 2000 related to charges which were originally recorded in fiscal 1999 related primarily to severance and facility closings;



    - To reverse a $16.9 million credit previously recorded in the quarter ended December 31, 1999, related to merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1997 related primarily to facility closings and lease termination costs, and to record $3.0 million of that credit in the quarter ended December 31, 1998;



    - To reclassify $15.0 million of inventory related restructuring costs, incurred during the quarter ended December 31, 1998, in the Consolidated Statements of Operations out of the "merger, restructuring and other non-recurring (credits) charges, net" line and into the "cost of sales" line;



    - To report certain non-recurring costs related to integration of the USSC suture business originally recorded in the first quarter of fiscal 1999 as costs in later periods when such activity was completed (reversing a $22.3 million charge in the quarter ended December 31, 1998 and recording $7.7 million of that charge in the quarter ended December 31, 1999); and



    - To update various disclosures primarily related to the above adjustments.

    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above adjustments, is as follows (in millions, except per share data):



                                                            QUARTER ENDED           QUARTER ENDED
                                                          DECEMBER 31, 1999       DECEMBER 31, 1998
                                                        ---------------------   ---------------------
                                                          AMOUNT                  AMOUNT
                                                        PREVIOUSLY      AS      PREVIOUSLY      AS
                                                         REPORTED    RESTATED    REPORTED    RESTATED
                                                        ----------   --------   ----------   --------
Statements of Operations:
  Net sales...........................................   $6,638.8    $6,638.8    $5,213.5    $5,213.5
  Cost of sales.......................................    4,191.9     4,191.9     3,401.6     3,416.6
  Merger, restructuring and other non-recurring
    (credits) charges, net............................     (129.6)      (79.0)      603.7       497.8
  Charge for the impairment of long-lived assets......       99.0        99.0        76.0       141.6
  Operating income....................................    1,234.6     1,184.0        49.1        74.4
  Net income (loss)...................................      791.2       757.0      (110.1)      (92.0)
  Diluted earnings (loss) per common share............       0.46        0.44       (0.07)      (0.06)

Balance Sheet:
  Current deferred income tax asset...................   $  622.1    $  621.2
  Accrued expenses and other current liabilities......    3,303.5     3,300.1
  Accumulated earnings................................    4,725.5     4,728.0


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


                                                             FOR THE QUARTERS
                                                            ENDED DECEMBER 31,
                                                           ---------------------
                                                             1999        1998
                                                           ---------   ---------
                                                           (IN MILLIONS, EXCEPT
                                                              PER SHARE DATA)
Net sales................................................  $6,851.6    $5,547.2
Income (loss) before extraordinary items.................     722.8      (113.1)
Net income (loss)........................................     722.6      (115.5)
Net income (loss) per common share:
  Basic..................................................      0.43       (0.07)
  Diluted................................................      0.42       (0.07)

3. LONG-TERM DEBT

    Long-term debt is as follows:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                                                     (IN MILLIONS)
Commercial paper program....................................    $ 2,974.4      $ 1,392.0
International overdrafts and demand loans...................        133.7          184.9
Floating rate private placement notes due 2000..............        499.6          499.4
0.57% Yen denominated private placement notes due 2000......         89.6           89.7
8.25% senior notes due 2000.................................          9.5            9.5
Floating rate private placement notes due 2001..............        499.2          499.1
6.5% public notes due 2001..................................        299.4          299.3
6.125% public notes due 2001................................        748.4          748.1
6.875% private placement notes due 2002.....................        992.9          992.2
5.875% public notes due 2004................................        397.9          397.7
6.375% public notes due 2004................................        104.7          104.6
6.375% public notes due 2005................................        744.0          743.7
6.125% public notes due 2008................................        395.1          394.9
7.2% notes due 2008.........................................        398.8          398.8
7.25% senior notes due 2008.................................          8.2            8.2
6.125% public notes due 2009................................        394.2          394.1
Zero coupon Liquid Yield Option Notes ("LYONs") due 2010....         34.7           49.1
International bank loans, repayable through 2013............        206.5          208.2
6.25% public Dealer Remarketable Securities due 2013........        759.4          760.1
9.5% public debentures due 2022.............................         49.0           49.0
8.0% public debentures due 2023.............................         50.0           50.0
7.0% public notes due 2028..................................        492.4          492.4
6.875% public notes due 2029................................        780.7          780.5
Financing lease obligation..................................         65.5           69.5
Other.......................................................        360.1          507.2
                                                                ---------      ---------
Total debt..................................................     11,487.9       10,122.2
Less current portion........................................        973.3        1,012.8
                                                                ---------      ---------
Long-term debt..............................................    $10,514.6      $ 9,109.4
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

4. EARNINGS (LOSS) PER COMMON SHARE

    The reconciliations between basic and diluted earnings (loss) per common share are as follows:


                                                      FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                        DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                 -------------------------------   -------------------------------
                                                                       PER SHARE                         PER SHARE
                                                  INCOME     SHARES     AMOUNT       LOSS      SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items.....   $757.2    1,693.2      $0.45     $ (89.6)   1,622.0     $(0.06)
  Stock options................................       --       18.8                     --         --
  Exchange of LYONs debt.......................      0.4        4.8                     --         --
                                                  ------    -------                -------    -------
DILUTED INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items plus
    assumed conversions........................   $757.6    1,716.8      $0.44     $ (89.6)   1,622.0     $(0.06)
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

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING (CREDITS) CHARGES

    The following table summarizes activity with respect to merger, restructuring and other non-recurring (credits) charges in fiscal 2000 ($ in millions):


                                                     SEVERANCE              FACILITIES          OTHER
                                                --------------------   ---------------------   --------
                                                NUMBER OF              NUMBER OF
                                                EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30, 1999...    7,914      $100.4        67        $117.7     $181.2    $ 399.3
Fiscal 2000 restructuring charges.............       33         0.6         2           0.8       20.7       22.1
Revisions in estimates........................   (3,044)      (39.7)      (12)        (13.3)     (41.7)     (94.7)
Fiscal 2000 utilization.......................   (1,233)      (13.9)      (13)        (11.6)     (52.7)     (78.2)
                                                 ------      ------       ---        ------     ------    -------
Ending balance at December 31, 1999...........    3,670      $ 47.4        44        $ 93.6     $107.5    $ 248.5
                                                 ======      ======       ===        ======     ======    =======



    During the quarter ended December 31, 1999, the Company recorded a net merger, restructuring and other non-recurring credit of $72.6 million. The net credit of $72.6 million is comprised of a credit of $94.7 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $22.1 million. The $94.7 million credit is comprised of revisions of $57.8 million related primarily to the merger with AMP Incorporated (``AMP") and costs associated with AMP's profit improvement plan; $21.4 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. The charges of $22.1 million consist of $7.9 million related to the Company's exiting the USSC interventional cardiology business, of which $6.4 million is included in cost of sales, $7.7 million related to USSC's suture business and $6.5 million related to the restructuring of AMP's Brazilian operations.



    During the quarter ended December 31, 1998, the Company recorded net merger, restructuring and other non-recurring charges of $526.1 million, of which $28.3 million is included in cost of sales. The $526.1 million net charge consists of charges of $412.6 million primarily related to the merger with USSC and charges of $116.5 million related to AMP's profit improvement plan, offset by a credit of $3.0 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.



    At December 31, 1999, a total of $248.5 million merger, restructuring and other non-recurring reserves remained on the Consolidated Balance Sheet, of which $204.3 million are included in accrued expenses and other current liabilities and $44.2 million are included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within fiscal 2000, except for certain long-term contractual obligations.


7. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the quarter ended December 31, 1999, the Healthcare and Specialty Products segment recorded charges of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of USSC.


    During the quarter ended December 31, 1998, the Healthcare and Specialty Products segment recorded charges of $76.0 million primarily related to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company. The Telecommunications and Electronics segment recorded charges of $65.6 million related to the write-down of goodwill and property, plant and equipment, primarily manufacturing and administrative facilities, associated with AMP's profit improvement plan.

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows:


                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
                                                                (IN MILLIONS)
Net income (loss).........................................   $757.0       $ (92.0)
  Unrealized (loss) gain on securities, net of taxes......     (0.8)          1.9
  Minimum pension liability, net of taxes.................       --         (12.8)
  Foreign currency translation adjustment, net of taxes...    (73.3)         28.1
                                                             ------       -------
Total comprehensive income (loss).........................   $682.9       $ (74.8)
                                                             ======       =======


9. CONSOLIDATED SEGMENT DATA

    Selected information for the Company's four industry segments is as follows:


                                                           FOR THE QUARTERS
                                                          ENDED DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                             (IN MILLIONS)
NET SALES:
  Telecommunications and Electronics..................  $2,739.2       $1,804.0
  Healthcare and Specialty Products...................   1,563.8        1,342.8
  Fire and Security Services..........................   1,449.7        1,259.7
  Flow Control Products and Services..................     886.1          807.0
                                                        --------       --------
                                                        $6,638.8       $5,213.5
                                                        ========       ========
OPERATING INCOME:
  Telecommunications and Electronics..................  $  623.0(1)    $    4.1 (4)
  Healthcare and Specialty Products...................     273.2(2)      (195.4)(5)
  Fire and Security Services..........................     255.3(3)       199.9 (6)
  Flow Control Products and Services..................     170.7          129.2
                                                        --------       --------
                                                         1,322.2          137.8
Less: Corporate expenses..............................     (54.3)         (19.0)
     Goodwill amortization expense....................     (83.9)         (44.4)
                                                        --------       --------
                                                        $1,184.0       $   74.4
                                                        ========       ========


------------------------


(1) Includes a restructuring charge of $6.5 million related to AMP's Brazilian operations and a credit of $57.8 million primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.



(2) Includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales; charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business; and restructuring and other non-recurring charges of $7.7 million related to USSC's suture business. Also includes a credit of $25.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $15.5 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.



(3) Includes a credit of $11.2 million representing a revision in estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

(4) Includes merger, restructuring and other non-recurring charges of $116.5 million, of which $28.3 million is included in cost of sales, and charges for the impairment of long-lived assets of $65.6 million primarily related to the merger with AMP and AMP's profit improvement plan.



(5) Includes merger, restructuring and other non-recurring charges of $412.6 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC.



(6) Includes a credit of $3.0 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.


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


                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           1999
                                                      ------------   -------------
                                                             (IN MILLIONS)
Total current assets................................    $ 7,389.3      $ 7,610.2
Total non-current assets............................     26,873.3       24,008.4
Total current liabilities...........................      6,710.1        6,817.1
Total non-current liabilities.......................     12,793.4       10,553.9



                                                            FOR THE QUARTERS
                                                           ENDED DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                              (IN MILLIONS)
Net sales................................................  $4,508.7   $3,819.2
Gross profit.............................................   1,670.2    1,466.2
Income (loss) before extraordinary items(1)..............     437.0     (166.3)
Net income (loss)(2).....................................     436.8     (168.7)


------------------------


(1) Income before extraordinary items in the quarter ended December 31, 1999 includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales; charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business; and restructuring and other non-recurring charges of $7.7 million related to USSC's suture business. Also included are credits of $15.5 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related primarily to the merger with USSC and $21.4 million related to the Company's 1997 restructuring plans. Loss before extraordinary items in the quarter ended December 31, 1998 includes merger, restructuring and other non-recurring charges of $412.6 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC. Also includes a credit of $3.0 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.


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

OVERVIEW


    Sales increased 27.3% during the quarter ended December 31, 1999 to $6,638.8 million from $5,213.5 million in the quarter ended December 31, 1998. Income (loss) before extraordinary items was $757.2 million in the quarter ended December 31, 1999, as compared to $(89.6) million in the quarter ended
December 31, 1998. Income before extraordinary items for the quarter ended December 31, 1999 included an after-tax net charge of $27.1 million
($26.4 million pre-tax) consisting of a credit of $70.4 million ($94.7 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring and impairment charges of $97.5 million ($121.1 million pre-tax) primarily related to the exiting of USSC's interventional cardiology business. Loss before extraordinary items for the quarter ended December 31, 1998 included an after-tax net charge of $532.4 million ($667.7 million pre-tax) primarily related to the merger with USSC and costs associated with AMP's profit improvement plan.


    The following table details the Company's sales and earnings in the quarters ended December 31, 1999 and 1998.


                                                                  (UNAUDITED)
                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Net sales...................................................  $6,638.8   $5,213.5
                                                              ========   ========
Operating income, before certain credits (charges)(i)(ii)...  $1,294.3   $  786.5
Merger, restructuring and other non-recurring credits
  (charges), net............................................      72.6     (526.1)
Impairment of long-lived assets.............................     (99.0)    (141.6)
Amortization of goodwill....................................     (83.9)     (44.4)
                                                              --------   --------
Operating income............................................   1,184.0       74.4
Interest expense, net.......................................    (164.7)    (123.5)
                                                              --------   --------
Pre-tax income (loss) before extraordinary items............   1,019.3      (49.1)
Income taxes................................................    (262.1)     (40.5)
                                                              --------   --------
Income (loss) before extraordinary items....................     757.2      (89.6)
Extraordinary items, net of taxes...........................      (0.2)      (2.4)
                                                              --------   --------
Net income (loss)...........................................  $  757.0   $  (92.0)
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


(ii) Restructuring charges in the amount of $6.4 million and $28.3 million related to the write-down of inventory have been deducted as part of cost of sales in the Consolidated Statements of Operations for the quarters ended December 31, 1999 and 1998, respectively. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain credits

    (charges) in this table. These charges are instead included in the total merger, restructuring and other non-recurring credits (charges).


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

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income and margins on the basis described above for the Telecommunications and Electronics segment:


                                                             (UNAUDITED)
                                                       FOR THE QUARTERS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           ($ IN MILLIONS)
Sales................................................  $ 2,739.2    $ 1,804.0
Operating income, before certain credits (charges)...  $   571.7    $   186.2
Operating margins, before certain credits
  (charges)..........................................      20.9%        10.3%

Operating income, after certain credits (charges)....  $   623.0    $     4.1
Operating margins, after certain credits (charges)...      22.7%         0.2%


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


    In addition to the items discussed above, the substantial increase in operating income and margins was due to a merger, restructuring and other non-recurring net credit of $51.3 million in the quarter ended December 31, 1999 compared with a merger, restructuring and other non-recurring charge of $116.5 million and a charge for the impairment of long-lived assets of $65.6 million in the quarter ended December 31, 1998.


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

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income (loss) and margins on the basis described above for the Healthcare and Specialty Products segment:


                                                            (UNAUDITED)
                                                         FOR THE QUARTERS
                                                        ENDED DECEMBER 31,
                                                       ---------------------
                                                         1999        1998
                                                       ---------   ---------
                                                          ($ IN MILLIONS)
Sales................................................  $ 1,563.8   $ 1,342.8
Operating income, before certain credits (charges)...  $   362.1   $   293.2
Operating margins, before certain credits
  (charges)..........................................      23.2%       21.8%

Operating income (loss), after certain credits
  (charges)..........................................  $   273.2   $ (195.4)
Operating margins, after certain credits (charges)...      17.5%     (14.6)%


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


    In addition to the items discussed above, the substantial increase in operating income and margins was due to net charges of $88.9 million in the quarter ended December 31, 1999 compared with charges of $488.6 million in the quarter ended December 31, 1998. The net charges in the quarter ended
December 31, 1999 consist of merger, restructuring and other non-recurring charges of $15.6 million and charges for the impairment of long-lived assets of $99.0 million, partially offset by a merger, restructuring and other non-recurring credit of $25.7 million.



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


    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins on the basis described above for the Fire and Security Services segment:


                                                             (UNAUDITED)
                                                       FOR THE QUARTERS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           ($ IN MILLIONS)
Sales................................................  $ 1,449.7    $ 1,259.7
Operating income, before certain credits.............  $   244.1    $   196.9
Operating margins, before certain credits............      16.8%        15.6%

Operating income, after certain credits..............  $   255.3    $   199.9
Operating margins, after certain credits.............      17.6%        15.9%


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


    In addition to the items discussed above, operating income and margins increased due to a merger, restructuring and other non-recurring credit of $11.2 million in the quarter ended December 31, 1999 compared with a restructuring and other non-recurring credit of $3.0 million in the quarter ended December 31, 1998.

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


                                                               (UNAUDITED)
                                                              QUARTER ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
                                                              (IN MILLIONS)
Operating income, before certain credits (charges)..........     $1,294.3 (1)
Depreciation and amortization...............................        290.7 (2)
Net increase in deferred income taxes.......................        107.9
Less:
  Net increase in working capital...........................       (347.8)
  Interest expense (net)....................................       (164.7)
  Income tax expense........................................       (262.1)
  Restructuring expenditures................................        (58.3)(3)
  Other (net)...............................................         13.1
                                                                 --------
Cash flow from operating activities.........................        873.1
Less:
  Capital expenditures......................................       (420.5)
  Dividends paid............................................        (21.4)
                                                                 --------
Free cash flow..............................................     $  431.2
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

    In the quarter ended December 31, 1999, the Company established restructuring and other non-recurring reserves of $22.1 million primarily related to the exiting of USSC's interventional cardiology business, charges associated with USSC's suture business and the restructuring of AMP's Brazilian operations. At September 30, 1999, there existed merger, restructuring and other non-recurring reserves of $399.3 million. During the quarter ended December 31, 1999, the Company paid out $58.3 million in cash and incurred $19.9 million in non-cash charges that were charged against these reserves. Also in the quarter ended December 31, 1999, the Company determined that $94.7 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and recorded a credit to the merger, restructuring and other non-recurring charges line item in the Consolidated Statement of Operations. The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. At December 31, 1999, there remained $248.5 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $204.3 million is included in current liabilities and $44.2 million is included in long-term liabilities.


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


    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $347.8 million in the quarter ended
December 31, 1999. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity as reflected in the increased sales over the prior quarter and the payment of fiscal 1999 year-end bonuses. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.


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


    Shareholders' equity was $13,159.9 million, or $7.77 per share, at December 31, 1999, compared to $12,369.3 million, or $7.32 per share, at September 30, 1999. The increase in shareholders' equity was due primarily to net income of $757.0 million and the issuance of a total of approximately
15.5 million common shares valued at $670.4 million for the acquisitions of GSI and AFC Cable in November 1999. This increase was partially offset by the Company's repurchase of its common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 47% at December 31, 1999 and 45% at September 30, 1999. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 42% at December 31, 1999 and 37% at September 30, 1999.



    The Company believes that its cash flow from operations, together with its existing credit facilities and other credit arrangements, is adequate to fund its operations. The Company intends to offer up to 10 percent of its undersea fiber optics business for sale in an initial public offering, a portion of the proceeds of which will be used to finance part of the build out of the TGN. See
Part II, Item 1 ``Legal Proceedings--IDT Litigation" for a discussion of a complaint filed containing allegations with respect to the TGN.


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

                           PART II--OTHER INFORMATION



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



       Current Report on Form 8-K filed on December 9, 1999 containing Tyco's press release announcing the SEC's inquiry relating to charges and reserves taken in connection with the Company's acquisitions.



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

Date: June 23, 2000