Form 10-Q/A
period 2000-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2000-06-26
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


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

                            TYCO INTERNATIONAL LTD.



    This Amendment on Form 10-Q/A is being filed to adjust the Company's Consolidated Financial Statements for the quarters ended March 31, 2000 and 1999, following a limited review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment No. 3 on Form 10-K/A for the fiscal year ended September 30, 1999. Adjustments to the Consolidated Financial Statements for the quarter ended March 31, 1999 reflect the changes made in that amendment to the Company's fiscal 1999 Form 10-K. These changes have no impact on previously reported net sales or net cash provided by operating activities for any periods. The amendment to the financial statements herein is being filed to reclassify certain charges and to adjust merger, restructuring and other non-recurring charges between periods due to the timing of the underlying events as follows:



    - To reclassify $103.5 million of charges, incurred by AMP during the quarter ended March 31, 1999 prior to its merger with Tyco, related to the write-off of goodwill and fixed assets of exited businesses in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges (credits), net" line and into the "charge for the impairment of long-lived assets" line;



    - To record a credit in the quarter ended March 31, 1999 for the reversal of $5.3 million of merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1997 related primarily to facility closings and lease termination costs (this credit was previously recorded in the first quarter of fiscal 2000);



    - To reclassify $1.9 million of inventory related restructuring costs, incurred during the quarter ended March 3,1 1999, in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges (credits), net" line and into the "cost of sales" line;



    - To report certain non-recurring costs related to the integration of the USSC suture business originally recorded in the first quarter of fiscal 1999 as costs in later periods when such activity was completed (recording $2.0 million of that charge in the quarter ended March 31, 1999 and $0.5 million in the quarter ended March 31, 2000); and



    - To update various disclosures primarily related to the above adjustments.



    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above adjustments, is as follows (in millions, except per share data):



                                                            QUARTER ENDED           QUARTER ENDED
                                                           MARCH 31, 2000          MARCH 31, 1999
                                                        ---------------------   ---------------------
                                                          AMOUNT                  AMOUNT
                                                        PREVIOUSLY      AS      PREVIOUSLY      AS
                                                         REPORTED    RESTATED    REPORTED    RESTATED
                                                        ----------   --------   ----------   --------
Statements of Operations:
  Net sales...........................................   $7,070.0    $7,070.0    $5,238.7    $5,238.7
  Cost of sales.......................................    4,455.3     4,455.3     3,387.8     3,389.7
  Merger, restructuring and other non-recurring
    charges (credits), net............................        3.1         3.6       237.3       128.6
  Charge for the impairment of long-lived assets......         --          --        67.6       171.1
  Operating income....................................    1,346.7     1,346.2       423.2       426.5
  Net income..........................................      855.9       855.5       119.5       121.8
  Diluted earnings per common share...................       0.50        0.50        0.07        0.07

Balance Sheet:
  Current deferred income tax asset...................   $  560.4    $  559.6
  Accrued expenses and other current liabilities......    3,503.2     3,500.3
  Accumulated earnings................................    5,560.3     5,562.4

                              INDEX TO FORM 10-Q/A



                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets as of March 31, 2000
    (unaudited) and September 30, 1999......................       1
  Consolidated Statements of Operations for the Quarters and
    Six Months ended March 31, 2000 and 1999 (unaudited)....       2
  Consolidated Statements of Cash Flows for the Six Months
    ended March 31, 2000 and 1999 (unaudited)...............       3
  Notes to Consolidated Financial Statements (unaudited)....    4-14
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   15-27

PART II--OTHER INFORMATION:
Item 6--Exhibits and Reports on Form 8-K....................      28

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                              (UNAUDITED)
                                                               MARCH 31,        SEPTEMBER 30,
                                                                 2000               1999
                                                              -----------       -------------
                                                              (RESTATED)         (RESTATED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,139.6          $ 1,762.0
  Receivables, less allowance for doubtful accounts of
    $394.4 at March 31, 2000 and $329.8 at September 30,
    1999....................................................     5,257.3            4,582.3
  Contracts in process......................................       328.6              536.6
  Inventories...............................................     3,480.5            2,849.1
  Deferred income taxes.....................................       559.6              694.3
  Prepaid expenses and other current assets.................       940.1              721.2
                                                               ---------          ---------
                                                                11,705.7           11,145.5
                                                               ---------          ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       517.2              386.8
  Buildings.................................................     2,379.6            2,414.0
  Subscriber systems........................................     2,927.2            2,703.3
  Machinery and equipment...................................     7,359.0            7,005.3
  Leasehold improvements....................................       269.1              224.4
  Construction in progress..................................       577.9              573.0
  Accumulated depreciation..................................    (6,102.1)          (5,984.4)
                                                               ---------          ---------
                                                                 7,927.9            7,322.4
                                                               ---------          ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    14,793.8           12,158.9
LONG-TERM INVESTMENTS.......................................       461.4              269.7
DEFERRED INCOME TAXES.......................................       608.3              668.8
OTHER ASSETS................................................       712.1              779.0
                                                               ---------          ---------
  TOTAL ASSETS..............................................   $36,209.2          $32,344.3
                                                               =========          =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....   $ 1,431.6          $ 1,012.8
  Accounts payable..........................................     2,643.0            2,530.8
  Accrued expenses and other current liabilities............     3,500.3            3,545.7
  Contracts in process--billings in excess of costs.........       898.6              977.9
  Deferred revenue..........................................       279.5              258.8
  Income taxes..............................................       900.2              798.0
  Deferred income taxes.....................................         2.2                1.0
                                                               ---------          ---------
                                                                 9,655.4            9,125.0
                                                               ---------          ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................    10,807.8            9,109.4
OTHER LONG-TERM LIABILITIES.................................     1,259.4            1,236.4
DEFERRED INCOME TAXES.......................................       721.9              504.2
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --                 --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,688,009,533 shares outstanding at March 31,
  2000 and 1,690,175,338 shares outstanding at
  September 30, 1999, net of 26,897,868 and 11,432,678
  shares owned by subsidiaries at March 31, 2000 and
  September 30, 1999, respectively..........................       337.6              338.0
Capital in excess:
  Share premium.............................................     4,974.6            4,881.5
  Contributed surplus, net of deferred compensation of $89.1
    at March 31, 2000 and $30.7 at September 30, 1999.......     3,481.5            3,607.6
Accumulated earnings........................................     5,562.4            3,992.3
Accumulated other comprehensive loss........................      (591.4)            (450.1)
                                                               ---------          ---------
                                                                13,764.7           12,369.3
                                                               ---------          ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $36,209.2          $32,344.3
                                                               =========          =========


          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                         FOR THE QUARTERS         FOR THE SIX MONTHS
                                                          ENDED MARCH 31,           ENDED MARCH 31,
                                                      -----------------------   -----------------------
                                                         2000         1999         2000         1999
                                                      ----------   ----------   ----------   ----------
                                                      (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
NET SALES...........................................   $7,070.0     $5,238.7    $13,708.7    $10,452.2
Cost of sales.......................................    4,455.3      3,389.7      8,647.2      6,806.3
Selling, general and administrative expenses........    1,264.9      1,122.8      2,507.7      2,205.9
Merger, restructuring and other non-recurring
  charges (credits), net............................        3.6        128.6        (75.4)       626.4
Charges for the impairment of long-lived assets.....         --        171.1         99.0        312.7
                                                       --------     --------    ---------    ---------

OPERATING INCOME....................................    1,346.2        426.5      2,530.2        500.9
Interest expense, net...............................     (206.3)      (115.0)      (370.9)      (238.5)
                                                       --------     --------    ---------    ---------
Income before income taxes and extraordinary
  items.............................................    1,139.9        311.5      2,159.3        262.4
Income taxes........................................     (284.4)      (147.2)      (546.6)      (187.7)
                                                       --------     --------    ---------    ---------
Income before extraordinary items...................      855.5        164.3      1,612.7         74.7
Extraordinary items, net of taxes...................         --        (42.5)        (0.2)       (44.9)
                                                       --------     --------    ---------    ---------
NET INCOME..........................................   $  855.5     $  121.8    $ 1,612.5    $    29.8
                                                       ========     ========    =========    =========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items.................   $   0.51     $   0.10    $    0.95    $    0.05
  Extraordinary items, net of taxes.................         --        (0.03)          --        (0.03)
  Net income........................................       0.51         0.07         0.95         0.02

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items.................   $   0.50     $   0.10    $    0.94    $    0.05
  Extraordinary items, net of taxes.................         --        (0.03)          --        (0.03)
  Net income........................................       0.50         0.07         0.94         0.02

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.............................................    1,686.9      1,630.9      1,690.1      1,626.4
  Diluted...........................................    1,710.7      1,667.6      1,713.8      1,661.6


          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)



                                                                FOR THE SIX MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (RESTATED)   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $1,612.5    $    29.8
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Merger, restructuring and other non-recurring (credits)
    charges, net............................................      (85.4)       315.7
  Charges for the impairment of long-lived assets...........       99.0        312.7
  Depreciation..............................................      534.9        485.3
  Goodwill and other intangible amortization................      253.1        141.0
  Deferred income taxes.....................................      323.0       (119.7)
  Other non-cash items......................................        2.0         29.7
  Changes in assets and liabilities, net of the effects of
    acquisitions:
    Accounts receivable and contracts in process............     (355.1)      (101.1)
    Proceeds from sale of accounts receivable...............       50.0         37.0
    Inventories.............................................     (392.4)      (209.5)
    Prepaid expenses and other current assets...............       (3.0)       (88.5)
    Accounts payable, accrued expenses and other current
      liabilities...........................................     (324.3)        37.5
    Income taxes............................................       25.8         16.2
    Deferred revenue........................................       23.4          6.4
    Other...................................................       65.6       (108.2)
                                                               --------    ---------
      Net cash provided by operating activities.............    1,829.1        784.3
                                                               --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................     (823.8)      (646.2)
Purchase of leased property.................................         --       (234.0)
Acquisition of businesses, net of cash acquired.............   (2,529.4)    (1,707.3)
Increase in investments.....................................     (142.2)        (6.9)
Other.......................................................       15.2         (3.3)
                                                               --------    ---------
      Net cash used in investing activities.................   (3,480.2)    (2,597.7)
                                                               --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on long-term debt and lines of credit..............    1,983.5      1,397.7
Net proceeds from issuance of public debt...................         --      1,173.7
Cash paid for tender offer..................................         --       (417.9)
Proceeds from exercise of options...........................       95.1        263.5
Dividends paid..............................................      (42.9)      (150.6)
Purchase of treasury shares.................................   (1,007.0)       (71.5)
                                                               --------    ---------
      Net cash provided by financing activities.............    1,028.7      2,194.9
                                                               --------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (622.4)       381.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,762.0      1,072.9
                                                               --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $1,139.6    $ 1,454.4
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


    REVISION--The Company has revised its Consolidated Financial Statements for the quarters ended March 31, 2000 and 1999, following a limited review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment No. 3 on Form 10-K/A for the fiscal year ended
September 30, 1999. Adjustments to the Consolidated Financial Statements for the quarter ended March 31, 1999 reflect the changes made in that amendment to the Company's fiscal 1999 Form 10-K. These changes have no impact on previously reported net sales or net cash provided by operating activities for any periods. The amendment to the financial statements herein is being filed to reclassify certain charges and to adjust merger, restructuring and other non-recurring charges between periods due to the timing of the underlying events as follows:



    - To reclassify $103.5 million of charges, incurred by AMP during the quarter ended March 31, 1999 prior to its merger with Tyco, related to the write-off of goodwill and fixed assets of exited businesses in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges (credits), net" line and into the "charge for the impairment of long-lived assets" line;



    - To record a credit in the quarter ended March 31, 1999 for the reversal of $5.3 million of merger, restructuring and other non-recurring charges which were originally recorded in fiscal 1997 related primarily to facility closings and lease termination costs (this credit was previously recorded in the first quarter of fiscal 2000);



    - To reclassify $1.9 million of inventory related restructuring costs, incurred during the quarter ended March 31, 1999 in the Consolidated Statement of Operations out of the "merger, restructuring and other non-recurring charges (credits), net" line and into the "cost of sales" line;



    - To report certain non-recurring costs related to the integration of the USSC suture business originally recorded in the first quarter of fiscal 1999 as costs in later periods when such activity was completed (recording $2.0 million of that charge in the quarter ended March 31, 1999 and $0.5 million in the quarter ended March 31, 2000); and



    - To update various disclosures primarily related to the above adjustments.

    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above adjustments, is as follows (in millions, except per share data):



                                                            QUARTER ENDED           QUARTER ENDED
                                                           MARCH 31, 2000          MARCH 31, 1999
                                                        ---------------------   ---------------------
                                                          AMOUNT                  AMOUNT
                                                        PREVIOUSLY      AS      PREVIOUSLY      AS
                                                         REPORTED    RESTATED    REPORTED    RESTATED
                                                        ----------   --------   ----------   --------
Statements of Operations:
  Net sales...........................................   $7,070.0    $7,070.0    $5,238.7    $5,238.7
  Cost of sales.......................................    4,455.3     4,455.3     3,387.8     3,389.7
  Merger, restructuring and other non-recurring
    charges (credits), net............................        3.1         3.6       237.3       128.6
  Charge for the impairment of long-lived assets......         --          --        67.6       171.1
  Operating income....................................    1,346.7     1,346.2       423.2       426.5
  Net income..........................................      855.9       855.5       119.5       121.8
  Diluted earnings per common share...................       0.50        0.50        0.07        0.07

Balance Sheet:
  Current deferred income tax asset...................   $  560.4    $  559.6
  Accrued expenses and other current liabilities......    3,503.2     3,500.3
  Accumulated earnings................................    5,560.3     5,562.4


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


                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                              (IN MILLIONS,
                                                         EXCEPT PER SHARE DATA)
Net sales..............................................  $14,050.4    $11,334.3
Income before extraordinary items......................    1,574.4          9.9
Net income (loss)......................................    1,574.2        (35.0)
Net income (loss) per common share:
  Basic................................................       0.93        (0.02)
  Diluted..............................................       0.92        (0.02)


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

4. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows:


                                               FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                  MARCH 31, 2000                    MARCH 31, 1999
                                          -------------------------------   -------------------------------
                                                                PER SHARE                         PER SHARE
                                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                          --------   --------   ---------   --------   --------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.....  $  855.5   1,686.9      $0.51      $164.3    1,630.9      $0.10
  Stock options.........................        --      20.1                     --       23.8
  Exchange of LYONs debt................       0.4       3.7                    1.2       12.9
                                          --------   -------                 ------    -------

DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items plus
    assumed conversions.................  $  855.9   1,710.7      $0.50      $165.5    1,667.6      $0.10
                                          ========   =======                 ======    =======



                                             FOR THE SIX MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                  MARCH 31, 2000                    MARCH 31, 1999
                                          -------------------------------   -------------------------------
                                                                PER SHARE                         PER SHARE
                                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                          --------   --------   ---------   --------   --------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.....  $1,612.7   1,690.1      $0.95      $ 74.7    1,626.4      $0.05
  Stock options.........................        --      19.4                     --       22.2
  Exchange of LYONs debt................       0.8       4.3                    2.4       13.0
                                          --------   -------                 ------    -------

DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items plus
    assumed conversions.................  $1,613.5   1,713.8      $0.94      $ 77.1    1,661.6      $0.05
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

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS)

    The following table summarizes activity with respect to merger, restructuring and other non-recurring charges (credits) in fiscal 2000 ($ in millions):


                                                SEVERANCE              FACILITIES          OTHER
                                           --------------------   ---------------------   --------
                                           NUMBER OF              NUMBER OF
                                           EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                           ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  1999...................................    7,914      $100.4        67        $117.7     $181.2     $399.3
Fiscal 2000 restructuring charges........      926         4.9         3           4.8       23.3       33.0
Revisions in estimates...................   (3,044)      (44.4)      (12)        (14.2)     (48.8)    (107.4)
Fiscal 2000 utilization..................   (1,679)      (19.0)      (27)        (61.0)     (57.9)    (137.9)
                                            ------      ------       ---        ------     ------     ------
Ending balance at March 31, 2000.........    4,117      $ 41.9        31        $ 47.3     $ 97.8     $187.0
                                            ======      ======       ===        ======     ======     ======



    During the six months ended March 31, 2000, the Company recorded a net merger, restructuring and other non-recurring credit of $74.4 million. The net credit of $74.4 million is comprised of a credit of $107.4 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $33.0 million. The $107.4 million credit is comprised of revisions of $70.5 million related primarily to the merger with AMP Incorporated (``AMP") and costs associated with AMP's profit improvement plan, of which $6.3 million is included in cost of sales; $21.4 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. The charges of $33.0 million consist of $16.9 million related to the restructuring activities in AMP's Brazilian operations and wireless communications business, of which $0.9 million is included in cost of sales; $8.2 million related to USSC's suture business; and $7.9 million related to the Company's exiting the USSC interventional cardiology business, of which $6.4 million is included in cost of sales.



    During the six months ended March 31, 1999, the Company recorded net merger, restructuring and other non-recurring charges of $681.6 million, of which $55.2 million is included in cost of sales. The $681.6 million net charge consists of charges of $275.3 million related to AMP's profit improvement plan and charges of $414.6 million primarily related to the merger with USSC, offset by a credit of $8.3 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.



    At March 31, 2000, a total of $187.0 million merger, restructuring and other non-recurring reserves remained on the Consolidated Balance Sheet, of which $144.7 million are included in accrued expenses and other current liabilities and $42.3 million are included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of calendar 2000, except for certain long-term contractual obligations.

7. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the six months ended March 31, 2000, the Healthcare and Specialty Products segment recorded charges of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of USSC.


    During the six months ended March 31, 1999, the Telecommunications and Electronics segment recorded charges of $236.7 million related to the write-down of goodwill and property, plant and equipment, primarily manufacturing and administrative facilities, associated with AMP's worldwide operations. Additionally, the Healthcare and Specialty Products segment recorded charges of $76.0 million primarily related to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.


8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows:


                                                             FOR THE QUARTERS     FOR THE SIX MONTHS
                                                              ENDED MARCH 31,       ENDED MARCH 31,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
                                                                          (IN MILLIONS)
Net income................................................   $855.5     $121.8    $1,612.5   $  29.8
  Unrealized gain (loss) on securities, net of taxes......     11.2       (3.0)       10.4      (1.1)
  Minimum pension liability, net of taxes.................       --         --          --     (12.8)
  Foreign currency translation adjustment, net of taxes...    (78.4)    (196.1)     (151.7)   (168.0)
                                                             ------     ------    --------   -------
Total comprehensive income (loss).........................   $788.3     $(77.3)   $1,471.2   $(152.1)
                                                             ======     ======    ========   =======


9. CONSOLIDATED SEGMENT DATA

    Selected information for the Company's four industry segments is as follows:

                                               FOR THE QUARTERS            FOR THE SIX MONTHS
                                               ENDED MARCH 31,              ENDED MARCH 31,
                                            ----------------------      ------------------------
                                              2000          1999          2000           1999
                                            --------      --------      ---------      ---------
                                                               (IN MILLIONS)
NET SALES:
  Telecommunications and Electronics......  $3,027.1      $1,725.6      $ 5,766.2      $ 3,529.6
  Healthcare and Specialty Products.......   1,584.5       1,395.1        3,148.3        2,737.9
  Fire and Security Services..............   1,466.9       1,306.2        2,916.6        2,565.9
  Flow Control Products and Services......     991.5         811.8        1,877.6        1,618.8
                                            --------      --------      ---------      ---------
                                            $7,070.0      $5,238.7      $13,708.7      $10,452.2
                                            ========      ========      =========      =========

                                               FOR THE QUARTERS            FOR THE SIX MONTHS
                                               ENDED MARCH 31,              ENDED MARCH 31,
                                            ----------------------      ------------------------
                                              2000          1999          2000           1999
                                            --------      --------      ---------      ---------
                                                               (IN MILLIONS)
OPERATING INCOME:
  Telecommunications and Electronics......  $  694.4 (1)  $ (214.5)(3)  $ 1,317.3 (6)  $  (210.4)(9)
  Healthcare and Specialty Products.......     376.6 (2)     343.9 (4)      649.9 (7)      148.4 (10)
  Fire and Security Services..............     222.1         232.2 (5)      477.5 (8)      432.2 (11)
  Flow Control Products and Services......     179.2         132.8          349.8          262.0
                                            --------      --------      ---------      ---------
                                             1,472.3         494.4        2,794.5          632.2
Less: Corporate expenses..................     (39.9)        (19.2)         (94.1)         (38.2)
     Goodwill amortization expense........     (86.2)        (48.7)        (170.2)         (93.1)
                                            --------      --------      ---------      ---------
                                            $1,346.2      $  426.5      $ 2,530.2      $   500.9
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


(2) Includes restructuring and other non-recurring charges of $0.5 million related to USSC's suture business.



(3) Includes merger, restructuring and other non-recurring charges of $158.8 million, of which $26.9 million is included in cost of sales, and charges for the impairment of long-lived assets of $171.1 million primarily related to AMP's profit improvement plan.



(4) Includes restructuring and other non-recurring charges of $2.0 million related to USSC's suture business and a credit of $1.2 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.



(5) Includes a credit of $4.1 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.



(6) Includes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of sales, related to AMP's Brazilian operations and wireless communications business and a credit of $70.5 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.



(7) Includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $8.2 million related to USSC's suture business. Also includes a credit of $25.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $15.5 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.



(8) Includes a merger, restructuring and other non-recurring credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(9) Includes restructuring and other non-recurring charges of $275.3 million, of which $55.2 million is included in cost of sales, and charges for the impairment of long-lived assets of $236.7 million primarily related to AMP's profit improvement plan.



(10) Includes merger, restructuring and other non-recurring charges of $414.6 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC. Also includes a credit of $1.2 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.



(11) Includes a credit of $7.1 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.


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


                                                        MARCH 31,   SEPTEMBER 30,
                                                          2000          1999
                                                        ---------   -------------
                                                              (IN MILLIONS)
Total current assets..................................  $7,773.8      $7,610.2
Total non-current assets..............................  27,618.6      24,008.4
Total current liabilities.............................   7,002.8       6,817.1
Total non-current liabilities.........................  13,538.7      10,553.9



                                                         FOR THE QUARTERS     FOR THE SIX MONTHS
                                                          ENDED MARCH 31,       ENDED MARCH 31,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                      (IN MILLIONS)
Net sales.............................................  $4,821.4   $3,956.8   $9,330.1   $7,776.0
Gross profit..........................................   1,760.5    1,568.8    3,430.7    3,035.0
Income (loss) before extraordinary items(1)...........     448.9      155.7      885.9      (10.6)
Net income (loss)(2)..................................     448.9      113.2      885.7      (55.5)


------------------------


(1) Income before extraordinary items in the six months ended March 31, 2000 includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $8.2 million related to USSC's suture business. Also included are credits of $15.5 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related primarily to the merger with USSC and $21.4 million related to the Company's 1997 restructuring plans. Loss before extraordinary items in the six months ended March 31, 1999 includes merger, restructuring and other non-recurring charges of $414.6 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC. Also includes a credit of $8.3 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.


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

OVERVIEW


    Sales increased 35.0% during the quarter ended March 31, 2000 to $7,070.0 million from $5,238.7 million in the quarter ended March 31, 1999. Income before extraordinary items was $855.5 million in the quarter ended
March 31, 2000, as compared to $164.3 million in the quarter ended March 31, 1999. Income before extraordinary items for the quarter ended March 31, 2000 included an after-tax net credit of $1.9 million ($1.8 million pre-tax) consisting of a credit of $9.5 million ($12.7 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring charges of $7.6 million ($10.9 million pre-tax) primarily related to AMP's operations. Income before extraordinary items for the quarter ended March 31, 1999 included an after-tax net charge of $283.3 million ($326.6 million pre-tax) consisting of restructuring and non-recurring, and impairment charges of $285.6 million ($329.9 million pre-tax) related to AMP's profit improvement plan, offset by a credit of $2.3 million ($3.3 million pre-tax) representing a revision of estimates of the Company's 1997 merger, restructuring and other non-recurring accruals.



    Sales increased 31.2% during the six months ended March 31, 2000 to $13,708.7 million from $10,452.2 million in the six months ended March 31, 1999. Income before extraordinary items was $1,612.7 million in the six months ended March 31, 2000, as compared to $74.7 million in the six months ended March 31, 1999. Income before extraordinary items for the six months ended March 31, 2000 included an after-tax net charge of $25.2 million ($24.6 million pre-tax) consisting of restructuring and impairment charges of $105.1 million
($132.0 million pre-tax) primarily related to the exiting of USSC's interventional cardiology business, offset by a credit of $79.9 million
($107.4 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals. Income before extraordinary items for the six months ended March 31, 1999 included an after-tax net charge of $815.7 million ($994.3 million pre-tax) consisting of restructuring and impairment charges of $821.5 million ($1,002.6 million pre-tax) related to the merger with AMP, AMP's profit improvement plan and the merger with USSC, offset by a credit of $5.8 million ($8.3 million pre-tax) representing a revision of estimates of the Company's 1997 merger, restructuring and other non-recurring accruals.

    The following table details the Company's sales and earnings in the quarters and six months ended March 31, 2000 and 1999.


                                                                               (UNAUDITED)
                                                               FOR THE QUARTERS        FOR THE SIX MONTHS
                                                                    ENDED                    ENDED
                                                                  MARCH 31,                MARCH 31,
                                                             --------------------   ------------------------
                                                               2000       1999        2000           1999
                                                             --------   ---------   ---------      ---------
                                                                              (IN MILLIONS)
Net sales..................................................  $7,070.0   $ 5,238.7   $13,708.7      $10,452.2
                                                             ========   =========   =========      =========
Operating income, before certain credits
  (charges)(i)(ii).........................................  $1,430.6   $   801.8   $ 2,725.0      $ 1,588.3
Merger, restructuring and other non-recurring credits
  (charges), net...........................................       1.8      (155.5)       74.4         (681.6)
Impairment of long-lived assets............................        --      (171.1)      (99.0)        (312.7)
Amortization of goodwill...................................     (86.2)      (48.7)     (170.2)         (93.1)
                                                             --------   ---------   ---------      ---------
Operating income...........................................   1,346.2       426.5     2,530.2          500.9
Interest expense, net......................................    (206.3)     (115.0)     (370.9)        (238.5)
                                                             --------   ---------   ---------      ---------
Pre-tax income before extraordinary items..................   1,139.9       311.5     2,159.3          262.4
Income taxes...............................................    (284.4)     (147.2)     (546.6)        (187.7)
                                                             --------   ---------   ---------      ---------
Income before extraordinary items..........................     855.5       164.3     1,612.7           74.7
Extraordinary items, net of taxes..........................        --       (42.5)       (0.2)         (44.9)
                                                             --------   ---------   ---------      ---------
Net income.................................................  $  855.5   $   121.8   $ 1,612.5      $    29.8
                                                             ========   =========   =========      =========


--------------------------
(i) This amount is the sum of the operating income of the Company's four business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets, and amortization of goodwill.


(ii) Merger, restructuring and other non-recurring credits (charges) in the amount of $5.4 million, $(26.9) million, $(1.0) million and $(55.2) million related to the write-down of inventory have been included as part of cost of sales in the Consolidated Statements of Operations for the quarters ended March 31, 2000 and 1999 and the six months ended March 31, 2000 and 1999, respectively. However, they have not been included as part of cost of sales for the purpose of calculating operating income before certain credits (charges) in this table. These credits (charges) are instead included in the total merger, restructuring and other non-recurring credits (charges).


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

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:


                                                               (UNAUDITED)
                                                          FOR THE QUARTERS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                             ($ IN MILLIONS)
Sales...................................................  $1,584.5      $1,395.1
Operating income, before certain charges................  $  377.1      $  344.7
Operating margins, before certain charges...............      23.8%         24.7%
Operating income, after certain charges.................  $  376.6      $  343.9
Operating margins, after certain charges................      23.8%         24.7%


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


    The 9.4% increase in operating income, before certain charges, in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 was principally due to increased sales volume and improved margins at Tyco Healthcare operations outside the United States and higher margins at ADT Automotive, offset by lower margins at Tyco Plastics due to higher resin costs.



    In addition, the increase in operating income, after certain charges, was due to a restructuring and other non-recurring charge of $0.5 million in the quarter ended March 31, 2000 compared with a net restructuring and other non-recurring charge of $0.8 million in the quarter ended March 31, 1999.


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

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment:


                                                               (UNAUDITED)
                                                          FOR THE QUARTERS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                             ($ IN MILLIONS)
Sales...................................................  $1,466.9      $1,306.2
Operating income, before certain credits................  $  222.1      $  228.1
Operating margins, before certain credits...............      15.1%         17.5%

Operating income, after certain credits.................  $  222.1      $  232.2
Operating margins, after certain credits................      15.1%         17.8%

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


    The decrease in operating income and margins, before certain credits, in the quarter ended March 31, 2000 over the quarter ended March 31, 1999 was due to lower margins in the worldwide security business as a result of the reorganization of its dealer program and internal sales force, partially offset by increased service volume in North American fire protection operations and security operations in the United States and Asia.



    In addition, operating income and margins, after certain credits, decreased due to a restructuring and other non-recurring credit of $4.1 million in the quarter ended March 31, 1999.


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

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Telecommunications and Electronics segment:


                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $5,766.2      $3,529.6
Operating income, before certain credits
  (charges).........................................   $1,263.7      $  301.6
Operating margins, before certain credits
  (charges).........................................       21.9%          8.5 %
Operating income (loss), after certain credits
  (charges).........................................   $1,317.3      $ (210.4)
Operating margins, after certain credits
  (charges).........................................       22.8%         (6.0)%

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


    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to a merger, restructuring and other non-recurring net credit of $53.6 million in the six months ended March 31, 2000 compared with a restructuring and other non-recurring charge of $512.0 million in the six months ended March 31, 1999.


    HEALTHCARE AND SPECIALTY PRODUCTS SEGMENT

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:


                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $3,148.3      $2,737.9
Operating income, before certain charges............   $  739.3      $  637.8
Operating margins, before certain charges...........       23.5%         23.3%
Operating income, after certain charges.............   $  649.9      $  148.4
Operating margins, after certain charges............       20.6%          5.4%


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


    The 15.9% increase in operating income, before certain charges, in the six months ended March 31, 2000 compared to the six months ended March 31, 1999 was principally due to increased sales volume and improved margins at Tyco Healthcare operations outside the United States and higher volume at Tyco Plastics and ADT Automotive, partially offset by lower margins at Tyco Plastics due to higher resin costs.



    In addition to the items discussed above, the substantial increase in operating income and margins, after certain charges, was due to net merger, restructuring and other non-recurring charges of $89.4 million in the six months ended March 31, 2000 compared with merger, restructuring and other non-recurring charges of $489.4 million in the six months ended March 31, 1999.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment:


                                                             (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
                                                           ($ IN MILLIONS)
Sales...............................................   $2,916.6      $2,565.9
Operating income, before certain credits............   $  466.3      $  425.1
Operating margins, before certain credits...........       16.0%         16.6%
Operating income, after certain credits.............   $  477.5      $  432.2
Operating margins, after certain credits............       16.4%         16.8%


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


    In addition to the items discussed above, operating income and margins, after certain credits, increased due to a merger, restructuring and other non-recurring credit of $11.2 million in the six months ended March 31, 2000, compared with a restructuring and other non-recurring credit of $7.1 million in the six months ended March 31, 1999.


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


                                                                (UNAUDITED)
                                                              SIX MONTHS ENDED
                                                               MARCH 31, 2000
                                                              ----------------
                                                               (IN MILLIONS)
Operating income, before certain credits (charges)..........      $2,725.0 (1)
Depreciation and amortization...............................         617.8 (2)
Net increase in deferred income taxes.......................         323.0
Less:
  Net increase in working capital...........................        (883.2)(3)
  Interest expense, net.....................................        (370.9)
  Income tax expense........................................        (546.6)
  Restructuring expenditures................................         (92.4)(4)
  Other (net)...............................................          56.4
                                                                  --------
Cash flow from operating activities.........................       1,829.1
Less:
  Capital expenditures......................................        (823.8)
  Dividends paid............................................         (42.9)
                                                                  --------
Free cash flow..............................................      $  962.4
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


    In the six months ended March 31, 2000, the Company established restructuring and other non-recurring reserves of $33.0 million, of which $7.3 million is included in cost of sales, primarily related to the exiting of USSC's interventional cardiology business, charges associated with USSC's suture business and the restructuring activities in AMP's Brazilian operations and wireless communications business. At September 30, 1999, there existed merger, restructuring and other non-recurring reserves of $399.3 million. During the six months ended March 31, 2000, the Company paid out $92.4 million in cash and incurred $45.5 million in non-cash charges that were charged against these reserves. Also in the six months ended March 31, 2000, the Company determined that $107.4 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and recorded a credit of $101.1 million to the merger, restructuring and other non-recurring charges line item and a credit of $6.3 million to the cost of sales line item in the Consolidated Statement of Operations. The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, the costs of which were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. At
March 31, 2000, there remained $187.0 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $144.7 million is included in current liabilities and $42.3 million is included in long-term liabilities.


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


    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $883.2 million in the six months ended
March 31, 2000. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity as reflected in the increased sales over the prior period and the payment of fiscal 1999 year-end bonuses. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.


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


    Shareholders' equity was $13,764.7 million, or $8.15 per share, at March 31, 2000, compared to $12,369.3 million, or $7.32 per share, at September 30, 1999. The increase in shareholders' equity was due primarily to net income of $1,612.5 million for the six months ended March 31, 2000 and the issuance of a total of approximately 15.5 million common shares valued at $670.4 million for the acquisitions of GSI and AFC Cable in November 1999. This increase was partially offset by the Company's repurchase of its common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 47% at March 31, 2000 and 45% at September 30, 1999. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 43% at March 31, 2000 and 37% at September 30, 1999.


    In January 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business for cash proceeds of approximately
$1 billion.


    As previously discussed, the Company intends to offer up to 10 percent of its undersea fiber optic cable business for sale in an initial public offering. It is expected that a portion of the proceeds from the proposed public offering would be used to fund the first phase of the buildout of the TyCom Global Network.


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