Form 10-Q
period 2000-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2000-08-14
CIK 833444

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of August 3, 2000 was 1,684,952,744.

                            ------------------------

* The executive offices of the Registrant's principal United States subsidiaries are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

  Consolidated Balance Sheets as of June 30, 2000
    (unaudited) and September 30, 1999......................       1

  Consolidated Statements of Operations for the Quarters and
    Nine Months ended June 30, 2000 and 1999 (unaudited)....       2

  Consolidated Statements of Cash Flows for the Nine Months
    ended June 30, 2000 and 1999 (unaudited)................       3

  Notes to Consolidated Financial Statements (unaudited)....       4

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      14

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................      27

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings...................................      28

Item 4--Submission of Matters to a Vote of Security
  Holders...................................................      30

Item 6--Exhibits and Reports on Form 8-K....................      31

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)    (RESTATED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,180.3      $ 1,762.0
  Receivables, less allowance for doubtful accounts of
    $413.3 at June 30, 2000 and $329.8 at September 30,
    1999....................................................     5,273.8        4,582.3
  Contracts in process......................................       294.4          536.6
  Inventories...............................................     3,667.6        2,849.1
  Deferred income taxes.....................................       470.9          694.3
  Prepaid expenses and other current assets.................       963.1          721.2
                                                               ---------      ---------
                                                                11,850.1       11,145.5
                                                               ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       529.4          386.8
  Buildings.................................................     2,386.8        2,414.0
  Subscriber systems........................................     3,047.7        2,703.3
  Machinery and equipment...................................     7,257.0        7,005.3
  Leasehold improvements....................................       282.6          224.4
  Construction in progress..................................       643.5          573.0
  Accumulated depreciation..................................    (6,084.6)      (5,984.4)
                                                               ---------      ---------
                                                                 8,062.4        7,322.4
                                                               ---------      ---------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    15,346.5       12,158.9
LONG-TERM INVESTMENTS.......................................     1,273.5          269.7
DEFERRED INCOME TAXES.......................................       563.2          668.8
OTHER ASSETS................................................       787.2          779.0
                                                               ---------      ---------
  TOTAL ASSETS..............................................   $37,882.9      $32,344.3
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....   $ 2,181.6      $ 1,012.8
  Accounts payable..........................................     2,709.5        2,530.8
  Accrued expenses and other current liabilities............     3,299.2        3,545.7
  Contracts in process--billings in excess of costs.........       720.2          977.9
  Deferred revenue..........................................       281.9          258.8
  Income taxes..............................................       925.8          798.0
  Deferred income taxes.....................................         2.2            1.0
                                                               ---------      ---------
                                                                10,120.4        9,125.0
                                                               ---------      ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................    10,403.2        9,109.4
OTHER LONG-TERM LIABILITIES.................................     1,264.1        1,236.4
DEFERRED INCOME TAXES.......................................       713.5          504.2
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --             --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,687,309,234 shares outstanding at June 30,
  2000 and 1,690,175,338 shares outstanding at September 30,
  1999, net of 32,532,338 and 11,432,678 shares owned by
  subsidiaries at June 30, 2000 and September 30, 1999,
  respectively..............................................       337.5          338.0
Capital in excess:
  Share premium.............................................     5,023.3        4,881.5
  Contributed surplus, net of deferred compensation of $73.0
    at June 30, 2000 and $30.7 at September 30, 1999........     3,312.7        3,607.6
Accumulated earnings........................................     6,538.5        3,992.3
Accumulated other comprehensive income (loss)...............       169.7         (450.1)
                                                               ---------      ---------
                                                                15,381.7       12,369.3
                                                               ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............   $37,882.9      $32,344.3
                                                               =========      =========

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        FOR THE QUARTERS       FOR THE NINE MONTHS
                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                      ---------------------   ----------------------
                                                        2000        1999        2000         1999
                                                      --------   ----------   ---------   ----------
                                                                 (RESTATED)               (RESTATED)
NET SALES...........................................  $7,417.8    $5,819.8    $21,126.5   $16,272.0
Cost of sales.......................................   4,549.8     3,783.3     13,197.0    10,589.6
Selling, general and administrative expenses........   1,349.5     1,034.7      3,857.2     3,240.6
Merger, restructuring and other non-recurring
  (credits) charges, net............................      (6.9)      299.9        (82.3)      926.3
Charges for the impairment of long-lived assets.....        --       194.8         99.0       507.5
                                                      --------    --------    ---------   ---------

OPERATING INCOME....................................   1,525.4       507.1      4,055.6     1,008.0
Interest expense, net...............................    (195.7)     (107.9)      (566.7)     (346.5)
                                                      --------    --------    ---------   ---------
Income before income taxes and extraordinary
  items.............................................   1,329.7       399.2      3,488.9       661.5
Income taxes........................................    (332.4)     (187.0)      (878.9)     (374.6)
                                                      --------    --------    ---------   ---------
Income before extraordinary items...................     997.3       212.2      2,610.0       286.9
Extraordinary items, net of taxes...................        --        (0.5)        (0.2)      (45.4)
                                                      --------    --------    ---------   ---------
NET INCOME..........................................  $  997.3    $  211.7    $ 2,609.8   $   241.5
                                                      ========    ========    =========   =========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items.................  $   0.59    $   0.13    $    1.55   $    0.18
  Extraordinary items, net of taxes.................        --          --           --       (0.03)
  Net income........................................      0.59        0.13         1.55        0.15

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items.................  $   0.58    $   0.13    $    1.52   $    0.17
  Extraordinary items, net of taxes.................        --          --           --       (0.03)
  Net income........................................      0.58        0.13         1.52        0.15

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.............................................   1,687.1     1,640.1      1,689.1     1,631.0
  Diluted...........................................   1,712.5     1,673.8      1,713.4     1,665.7

          See notes to consolidated financial statements (unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN MILLIONS)

                                                               FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------   ----------
                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 2,609.8   $   241.5
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Merger, restructuring and other non-recurring (credits)
    charges, net............................................      (85.4)      383.8
  Charges for the impairment of long-lived assets...........       99.0       507.5
  Depreciation..............................................      859.5       736.4
  Goodwill and other intangible amortization................      396.9       222.8
  Deferred income taxes.....................................      466.0      (182.4)
  Other non-cash items......................................        9.9        26.6
  Changes in assets and liabilities, net of the effects of
    acquisitions:
    Accounts receivable and contracts in process............     (552.9)      131.6
    Proceeds from sale of accounts receivable...............      100.0        37.0
    Inventories.............................................     (598.0)     (137.5)
    Prepaid expenses and other current assets...............       36.2      (148.9)
    Accounts payable, accrued expenses and other current
      liabilities...........................................     (299.8)       (6.1)
    Income taxes............................................       52.5       318.4
    Deferred revenue........................................       24.9       (29.1)
    Other...................................................       84.9       (43.4)
                                                              ---------   ---------
      Net cash provided by operating activities.............    3,203.5     2,058.2
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................   (1,273.8)   (1,089.5)
Purchase of leased property.................................         --      (234.0)
Acquisition of businesses, net of cash acquired.............   (3,398.8)   (2,671.8)
(Increase) decrease in investments..........................     (229.4)        9.0
Other.......................................................      (56.5)      (46.3)
                                                              ---------   ---------
      Net cash used in investing activities.................   (4,958.5)   (4,032.6)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on long-term debt and lines of credit..............    2,281.5     1,659.0
Net proceeds from issuance of public debt...................         --     1,173.7
Cash paid for tender offer..................................         --      (417.9)
Proceeds from exercise of options...........................      144.4       508.2
Dividends paid..............................................      (64.5)     (167.1)
Purchase of treasury shares.................................   (1,188.1)     (222.1)
Other.......................................................         --        (7.1)
                                                              ---------   ---------
      Net cash provided by financing activities.............    1,173.3     2,526.7
                                                              ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (581.7)      552.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,762.0     1,072.9
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,180.3   $ 1,625.2
                                                              =========   =========

          See notes to consolidated financial statements (unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited consolidated financial statements presented herein include the consolidated accounts of Tyco International Ltd. (the "Company" or "Tyco"), a company incorporated in Bermuda, and its subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Amendment No. 3 on Form 10-K/A for the fiscal year ended September 30, 1999.

    The consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation. All references in this Form 10-Q to "$" are to U.S. dollars.

2. ACQUISITIONS AND DIVESTITURES

    During the first nine months of fiscal 2000, the Company purchased businesses in each of its four business segments for an aggregate cost of $3,883.8 million, consisting of $2,997.7 million in cash, net of cash acquired, the issuance of approximately 15.6 million common shares valued at $671.4 million and the assumption of $214.7 million in debt. In addition, $401.1 million of cash was paid during the nine months for purchase accounting liabilities related to current and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand and borrowings under the Company's commercial paper program. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates.

    In connection with the fiscal 2000 acquisitions, the Company recorded purchase accounting liabilities of $318.4 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when an appraisal or other further information is obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recognized as goodwill. As a result of acquisitions completed in fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2000, approximately $3,894.1 million in goodwill and other intangibles was recorded by the Company.

    Fiscal 2000 purchase acquisitions include, among others, the acquisitions of General Surgical Innovations, Inc. ("GSI"), AFC Cable Systems, Inc. ("AFC Cable") and Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") in November 1999, Praegitzer Industries, Inc. ("Praegitzer") in December 1999 and Critchley Group PLC ("Critchley") in March 2000. GSI, a manufacturer and distributor of balloon dissectors and related devices for minimally invasive surgery, was purchased through the issuance of approximately 2.8 million Tyco common shares valued at $108.6 million and has been integrated within the Healthcare and Specialty Products segment. AFC Cable, a manufacturer of prewired armor cable, was purchased through the issuance of approximately 12.8 million Tyco common shares valued at $562.8 million and has been integrated within the Flow Control Products and Services segment. Siemens EC, a world market leader for relays and one of the world's leading providers of components to the communications, automotive, consumer and general industry sectors, was purchased for $1,165.8 million in cash and has been integrated within the Telecommunications and Electronics segment. Praegitzer, a provider of printed circuit board and interconnect solutions to OEMs and contract manufacturers in the communications, computer, industrial and consumer electronics industries, was purchased for $72.2 million in cash and has been integrated within the Telecommunications and Electronics segment. Critchley, a world leader in cable identification products, was purchased for $185.0 million in cash and has been integrated within the Telecommunications and Electronics segment.

    The following table summarizes activity with respect to purchase accounting liabilities in fiscal 2000 ($ in millions):

                                                         SEVERANCE              FACILITIES          OTHER
                                                    --------------------   ---------------------   --------
                                                    NUMBER OF              NUMBER OF
                                                    EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                    ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30, 1999.......    3,390      $217.3        101       $282.7     $ 70.3    $ 570.3
Fiscal 2000 acquisition reserves..................    4,215       186.1         63         58.9       73.4      318.4
Changes in estimates..............................      601        24.1         58         43.3       44.6      112.0
Reversal to goodwill..............................       --       (13.8)        --        (63.1)      (1.1)     (78.0)
Fiscal 2000 utilization...........................   (4,443)     (224.9)      (112)       (97.0)     (91.9)    (413.8)
                                                     ------      ------       ----       ------     ------    -------
Ending balance at June 30, 2000...................    3,763      $188.8        110       $224.8     $ 95.3    $ 508.9
                                                     ======      ======       ====       ======     ======    =======

    In connection with the fiscal 2000 acquisitions, the Company formulated certain plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 63 facilities. The Company has communicated with the employees of the acquired companies to announce the terminations and benefit arrangements, even though all individuals have not been specifically told of their terminations. The costs of employee termination benefits relate to the elimination of 1,939 positions in Europe, 1,670 positions in the United States, 596 positions in the Asia-Pacific region and 10 positions in South America, consisting primarily of manufacturing and distribution, administrative, sales and marketing, and technical personnel. Facilities designated for closure include 25 facilities in Europe, 21 facilities in the United States and 17 facilities in the Asia-Pacific region, consisting primarily of manufacturing plants, sales offices and administrative buildings. At
June 30, 2000, 2,527 employees had been terminated and 31 facilities had been closed or consolidated related to fiscal 2000 acquisitions.

    Changes in estimates recorded during the nine months ended June 30, 2000 relate primarily to revisions associated with finalizing the exit plans for Raychem Corporation, which was acquired in August 1999, and other fiscal 1999 acquisitions. These changes in estimates resulted in additional purchase accounting liabilities of $112.0 million and a corresponding increase in goodwill and deferred tax assets. These revisions include the elimination of an additional 601 employees, related primarily to manufacturing plants and administrative offices in the United States and Europe. Additional facilities designated for closure include 24 facilities in Europe, 19 facilities in the Asia-Pacific region, 11 facilities in the United States and 4 facilities in South America, consisting primarily of sales and administrative offices and manufacturing plants.

    In addition, during fiscal 2000 the Company reduced its estimate of purchase accounting liabilities by $78.0 million, primarily because costs of facility shutdowns for acquisitions consummated prior to fiscal 2000 were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    The Company has not yet finalized its business integration plans for recent acquisitions and accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, the Company is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At June 30, 2000, a total of $508.9 million purchase accounting reserves remained on the Consolidated Balance Sheet, of which $394.8 million are included in accrued expenses and other current liabilities and $114.1 million are included in other long-term liabilities. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

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

                                                                FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Net sales...................................................  $21,805.5    $18,009.9
Income before extraordinary items...........................    2,607.5        232.9
Net income..................................................    2,607.3        187.5
Net income per common share:
  Basic.....................................................       1.54         0.11
  Diluted...................................................       1.52         0.11

    In January 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is subject to customary regulatory review and, when complete, is expected to generate a one-time pre-tax gain to the Company of approximately
$300 million. This transaction is expected to close prior to September 30, 2000.

    On June 28, 2000, Tyco announced that one of its subsidiaries had entered into a definitive agreement to acquire Mallinckrodt Inc., a global healthcare company. Mallinckrodt shareholders are expected to receive Tyco shares valued at approximately $47.50 for each share of Mallinckrodt. The transaction is valued at approximately $4.2 billion and is contingent upon customary regulatory review and approval by Mallinckrodt shareholders. Mallinckrodt will be integrated within Tyco's Healthcare group. Tyco intends to account for the acquisition as a purchase.

3. LONG-TERM DEBT

    Long-term debt is as follows:

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2000          1999
                                                              ---------   -------------
                                                                    (IN MILLIONS)
Commercial paper program(i).................................  $ 3,564.3     $ 1,392.0
International overdrafts and demand loans...................      107.9         184.9
Floating rate private placement notes due 2000..............      499.9         499.4
0.57% Yen denominated private placement notes due 2000......       89.7          89.7
8.25% senior notes due 2000.................................        9.5           9.5
Floating rate private placement notes due 2001..............      499.6         499.1
6.5% public notes due 2001..................................      299.6         299.3
6.125% public notes due 2001................................      749.0         748.1
6.875% private placement notes due 2002 (ii)................      994.2         992.2
5.875% public notes due 2004................................      398.1         397.7
6.375% public notes due 2004................................      104.7         104.6
6.375% public notes due 2005................................      744.5         743.7
6.125% Euro denominated private placement notes due
  2007(iii).................................................      560.4            --
6.125% public notes due 2008................................      395.3         394.9
7.2% notes due 2008.........................................      398.9         398.8
7.25% senior notes due 2008.................................         --           8.2
6.125% public notes due 2009................................      394.6         394.1
Zero coupon Liquid Yield Option Notes ("LYONs") due 2010....       34.8          49.1
International bank loans, repayable through 2013............      225.2         208.2
6.25% public Dealer Remarketable Securities due 2013........      758.0         760.1
9.5% public debentures due 2022.............................       49.0          49.0
8.0% public debentures due 2023.............................       50.0          50.0
7.0% public notes due 2028..................................      492.6         492.4
6.875% public notes due 2029................................      781.0         780.5
Financing lease obligation..................................       59.9          69.5
Other.......................................................      324.1         507.2
                                                              ---------     ---------
Total debt..................................................   12,584.8      10,122.2
Less current portion........................................    2,181.6       1,012.8
                                                              ---------     ---------
Long-term debt..............................................  $10,403.2     $ 9,109.4
                                                              =========     =========

------------------------

(i) In February 2000, Tyco International Group S.A. ("TIG") increased its commercial paper program from $3.9 billion to $4.5 billion.

(ii) In June 2000, TIG offered to exchange all of its $1.0 billion 6.875% private placement notes due 2002 for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under United States securities laws.

(iii) In April 2000, TIG issued [EURO]600 million ($565.7 million) 6.125% notes due 2007 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds were used to repay borrowings under TIG's commercial paper program.

    In February 2000, TIG renewed and increased the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. TIG plans to principally use the $4.5 billion portion of the credit facility to fully support borrowings under its commercial paper program.

    TIG's credit facility is guaranteed by the Company. Under the terms of the credit facility, the Company is required to meet certain covenants. None of these covenants is considered restrictive to the operations of the Company.

    The Company recorded extraordinary items of $0.5 million in the quarter ended June 30, 1999 and $0.2 million and $45.4 million in the nine months ended June 30, 2000 and 1999, respectively, which were related to the write-off of net unamortized deferred financing costs related to the early extinguishment of debt.

4. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows:

                                                   FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                       JUNE 30, 2000                     JUNE 30, 1999
                                              -------------------------------   -------------------------------
                                                                    PER SHARE                         PER SHARE
                                               INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              --------   --------   ---------   --------   --------   ---------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.........  $  997.3   1,687.1      $0.59      $212.2    1,640.1      $0.13
  Stock options.............................        --      21.8                     --       24.4
  Exchange of LYONs debt....................       0.4       3.6                    1.0        9.3
                                              --------   -------                 ------    -------
DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items plus
    assumed conversions.....................  $  997.7   1,712.5      $0.58      $213.2    1,673.8      $0.13
                                              ========   =======                 ======    =======

                                                 FOR THE NINE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       JUNE 30, 2000                     JUNE 30, 1999
                                              -------------------------------   -------------------------------
                                                                    PER SHARE                         PER SHARE
                                               INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              --------   --------   ---------   --------   --------   ---------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.........  $2,610.0   1,689.1      $1.55      $286.9    1,631.0      $0.18
  Stock options.............................        --      20.2                     --       22.9
  Exchange of LYONs debt....................       1.2       4.1                    3.4       11.8
                                              --------   -------                 ------    -------

DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items plus
    assumed conversions.....................  $2,611.2   1,713.4      $1.52      $290.3    1,665.7      $0.17
                                              ========   =======                 ======    =======

    The computation of diluted income per common share in the quarters ended June 30, 2000 and 1999 and the nine months ended June 30, 2000 and 1999 excludes the effect of the assumed exercise of approximately 18.2 million, 1.2 million,
16.8 million and 8.0 million stock options, respectively, because the effect would be anti-dilutive.

5. SHAREHOLDERS' EQUITY

    Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first three quarters of fiscal 2000 and fiscal 1999. Prior to its merger with Tyco on April 1, 1999, AMP paid a dividend of $0.27 per share in each of the first two quarters of fiscal 1999.

    In November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market, which was completed during the quarter ended March 31, 2000. In January 2000, the Board of Directors authorized the Company to reacquire up to an additional $2.0 billion of its common shares in the open market, of which the Company has in excess of $1.6 billion remaining as of June 30, 2000.

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS)

    The following table summarizes activity with respect to merger, restructuring and other non-recurring charges (credits) in fiscal 2000 ($ in millions):

                                                   SEVERANCE              FACILITIES          OTHER
                                              --------------------   ---------------------   --------
                                              NUMBER OF              NUMBER OF
                                              EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                              ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  1999......................................    7,914      $100.4        67        $117.7     $181.2    $ 399.3
Fiscal 2000 restructuring charges...........      926         4.9         3           4.8       26.2       35.9
Revisions in estimates......................   (3,044)      (44.4)      (12)        (15.4)     (57.4)    (117.2)
Fiscal 2000 utilization.....................   (1,770)      (23.5)      (31)        (70.0)     (73.4)    (166.9)
                                               ------      ------       ---        ------     ------    -------
Ending balance at June 30, 2000.............    4,026      $ 37.4        27        $ 37.1     $ 76.6    $ 151.1
                                               ======      ======       ===        ======     ======    =======

    During the nine months ended June 30, 2000, the Company recorded a net merger, restructuring and other non-recurring credit of $81.3 million. The net credit of $81.3 million is comprised of a credit of $117.2 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $35.9 million. The $117.2 million credit is comprised of revisions of $80.3 million related primarily to the merger with AMP Incorporated ("AMP") and costs associated with AMP's profit improvement plan, of which $6.3 million is included in cost of sales; $21.4 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, whose costs were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. The charges of $35.9 million consist of $16.9 million related to the restructuring activities in AMP's Brazilian operations and wireless communications business, of which $0.9 million is included in cost of sales; $11.1 million related to USSC's suture business; and $7.9 million related to the Company's exiting the USSC interventional cardiology business, of which $6.4 million is included in cost of sales.

    During the nine months ended June 30, 1999, the Company recorded net merger, restructuring and other non-recurring charges of $1,032.7 million, of which $106.4 million is included in cost of sales. The $1,032.7 million net charge consists of charges of $693.3 million related to the merger with AMP and AMP's profit improvement plan and charges of $417.4 million primarily related to the merger with USSC, offset by a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc. and a credit of $28.0 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

    At June 30, 2000, a total of $151.1 million merger, restructuring and other non-recurring reserves remained on the Consolidated Balance Sheet, of which $117.6 million are included in accrued expenses and other current liabilities and $33.5 million are included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed by the end of calendar 2000, except for certain long-term contractual obligations.

7. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the nine months ended June 30, 2000, the Healthcare and Specialty Products segment recorded charges of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of USSC.

    During the nine months ended June 30, 1999, the Telecommunications and Electronics segment recorded charges of $431.5 million related to the write-down of goodwill and property, plant and equipment, primarily manufacturing and administrative facilities, associated with the merger with AMP and AMP's profit improvement plan. Additionally, the Healthcare and Specialty Products segment recorded charges of $76.0 million primarily related to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.

8. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows:

                                                           FOR THE QUARTERS     FOR THE NINE MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                        (IN MILLIONS)
Net income..............................................  $  997.3   $ 211.7    $2,609.8   $ 241.5
  Unrealized gain (loss) on securities, net of taxes....     819.7       0.8       830.1      (0.3)
  Minimum pension liability, net of taxes...............        --        --          --     (12.8)
  Foreign currency translation adjustment, net of
    taxes...............................................     (58.6)   (116.5)     (210.3)   (284.5)
                                                          --------   -------    --------   -------
Total comprehensive income (loss).......................  $1,758.4   $  96.0    $3,229.6   $ (56.1)
                                                          ========   =======    ========   =======

9. CONSOLIDATED SEGMENT DATA

    Selected information for the Company's four industry segments is as follows:

                                                 FOR THE QUARTERS               FOR THE NINE MONTHS
                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                             -------------------------       -------------------------
                                                2000            1999           2000            1999
                                             ----------       --------       ---------       ---------
                                                                   (IN MILLIONS)
NET SALES:
  Telecommunications and Electronics.......  $  3,245.6       $1,959.0       $ 9,011.9       $ 5,488.5
  Healthcare and Specialty Products........     1,645.8        1,449.0         4,794.1         4,186.9
  Fire and Security Services...............     1,517.9        1,435.6         4,434.5         4,001.6
  Flow Control Products and Services.......     1,008.5          976.2         2,886.0         2,595.0
                                             ----------       --------       ---------       ---------
                                             $  7,417.8       $5,819.8       $21,126.5       $16,272.0
                                             ==========       ========       =========       =========
OPERATING INCOME:
  Telecommunications and Electronics.......  $    821.5 (1)   $ (206.0)(3)   $ 2,138.9 (6)   $  (416.4)(9)
  Healthcare and Specialty Products........       381.5 (2)      376.8 (4)     1,031.4 (7)       525.3 (10)
  Fire and Security Services...............       255.6          244.8 (5)       733.0 (8)       677.0 (11)
  Flow Control Products and Services.......       196.7          167.7           546.5           429.7
                                             ----------       --------       ---------       ---------
                                                1,655.3          583.3         4,449.8         1,215.6
Less: Corporate expenses...................       (50.6)         (27.0)         (144.8)          (65.3)
    Goodwill amortization expense..........       (79.3)         (49.2)         (249.4)         (142.3)
                                             ----------       --------       ---------       ---------
                                             $  1,525.4       $  507.1       $ 4,055.6       $ 1,008.0
                                             ==========       ========       =========       =========

------------------------

(1) Includes a merger, restructuring and other non-recurring credit of $9.8 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(2) Includes restructuring and other non-recurring charges of $2.9 million related to USSC's suture business.

(3) Includes merger, restructuring and other non-recurring charges of $418.0 million, of which $51.2 million is included in cost of sales, and charges for the impairment of long-lived assets of $194.8 million related to the merger with AMP and AMP's profit improvement plan. Also includes a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc.

(4) Includes restructuring and other non-recurring credit of $3.5 million representing a revision in estimates related to the Company's 1997 restructuring and other non-recurring accruals, offset by restructuring and other non-recurring charges of $2.8 million related to USSC's suture business.

(5) Includes a credit of $16.2 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.

(6) Includes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of sales, related to AMP's Brazilian operations and wireless communications business and a credit of $80.3 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(7) Includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $11.1 million related to USSC's suture business. Also includes a credit of $25.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $15.5 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.

(8) Includes a merger, restructuring and other non-recurring credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(9) Includes restructuring and other non-recurring charges of $693.3 million, of which $106.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $431.5 million related to the merger with AMP and AMP's profit improvement plan. Also includes a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc.

(10) Includes merger, restructuring and other non-recurring charges of $417.4 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC. Also includes a credit of $4.7 million representing a revision in estimates related to the Company's 1997 restructuring and other non-recurring accruals.

(11) Includes a credit of $23.3 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.

10. INVENTORIES

    Inventories are classified as follows:

                                                        JUNE 30,   SEPTEMBER 30,
                                                          2000         1999
                                                        --------   -------------
                                                             (IN MILLIONS)
Purchased materials and manufactured parts............  $1,054.5     $  719.1
Work in process.......................................     958.7        774.2
Finished goods........................................   1,654.4      1,355.8
                                                        --------     --------
                                                        $3,667.6     $2,849.1
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

                                                       JUNE 30,    SEPTEMBER 30,
                                                         2000          1999
                                                       ---------   -------------
                                                             (IN MILLIONS)
Total current assets.................................  $ 7,837.8     $ 7,610.2
Total non-current assets.............................   29,316.7      24,008.4
Total current liabilities............................    7,905.0       6,817.1
Total non-current liabilities........................   13,236.8      10,553.9

                                                       FOR THE QUARTERS      FOR THE NINE MONTHS
                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                      -------------------   ---------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   ---------
                                                                     (IN MILLIONS)
Net sales...........................................  $4,985.1   $4,359.2   $14,315.2   $12,135.2
Gross profit........................................   1,890.9    1,642.1     5,321.7     4,677.1
Income before extraordinary items(1)................     429.3      186.7     1,315.2       176.1
Net income (2)......................................     429.3      186.2     1,315.0       130.7

------------------------

(1) Income before extraordinary items in the nine months ended June 30, 2000 includes restructuring and other non-recurring charges of $11.1 million related to USSC's suture business and includes restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $99.0 million related to exiting USSC's interventional cardiology business. Also included are credits of $15.5 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related primarily to the merger with USSC and $21.4 million related to the Company's 1997 restructuring plans. Income before extraordinary items in the nine months ended June 30, 1999 includes merger, restructuring and other non-recurring charges of $417.4 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC. Also included is a credit of $28.0 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

(2) Extraordinary items were primarily comprised of losses on the write-off of net unamortized deferred financing costs relating to the early extinguishment of debt.

12. SUBSEQUENT EVENTS

    On January 17, 2000, Tyco announced that TyCom Ltd. ("TyCom"), its undersea fiber optics business, will design, build, install, operate and maintain its own global undersea fiber optic communications network, to be known as the TyCom Global Network-TM-. In August 2000, TyCom sold approximately 14 percent of its common shares in an initial public offering. Net proceeds to TyCom from the offering were approximately $2.1 billion, which will be used primarily toward the deployment of the TyCom Global Network.

    On July 3, 2000, the Company consummated its acquisition of the Electronic OEM Business of Thomas & Betts for $750 million in cash. The Electronic OEM Business of Thomas & Betts manufactures electronic connectors for the telecommunications, computer and automotive industries and will be integrated within the Tyco Electronics group. The Company is accounting for the acquisition as a purchase.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of the Company's businesses into four business segments consisting of Telecommunications and Electronics, Healthcare and Specialty Products, Fire and Security Services, and Flow Control Products and Services.

OVERVIEW

    Sales increased 27.5% during the quarter ended June 30, 2000 to $7,417.8 million from $5,819.8 million in the quarter ended June 30, 1999. Income before extraordinary items was $997.3 million in the quarter ended
June 30, 2000, as compared to $212.2 million in the quarter ended June 30, 1999. Income before extraordinary items for the quarter ended June 30, 2000 included an after-tax net credit of $5.2 million ($6.9 million pre-tax) consisting of a credit of $7.3 million ($9.8 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring charges of $2.1 million ($2.9 million pre-tax) related to USSC's suture business. Income before extraordinary items for the quarter ended
June 30, 1999 included an after-tax net charge of $487.2 million
($545.9 million pre-tax) consisting of merger, restructuring and non-recurring, and impairment charges of $532.5 million ($615.6 million pre-tax) primarily related to the merger with AMP and AMP's profit improvement plan, offset by a credit of $45.3 million ($69.7 million pre-tax). The pre-tax credit consists of $50.0 million relating to a litigation settlement with AlliedSignal Inc. and $19.7 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.

    Sales increased 29.8% during the nine months ended June 30, 2000 to $21,126.5 million from $16,272.0 million in the nine months ended June 30, 1999. Income before extraordinary items was $2,610.0 million in the nine months ended June 30, 2000, as compared to $286.9 million in the nine months ended June 30, 1999. Income before extraordinary items for the nine months ended June 30, 2000 included an after-tax net charge of $20.0 million ($17.7 million pre-tax) consisting of restructuring and impairment charges of $107.2 million
($134.9 million pre-tax) primarily related to the exiting of USSC's interventional cardiology business, offset by a credit of $87.2 million
($117.2 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals. Income before extraordinary items for the nine months ended June 30, 1999 included an after-tax net charge of $1,302.9 million ($1,540.2 million pre-tax) consisting of merger, restructuring and impairment charges of $1,354.0 million ($1,618.2 million pre-tax) related to the merger with AMP, AMP's profit improvement plan and the merger with USSC, offset by a credit of $51.1 million ($78.0 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals.

    The following table details the Company's sales and earnings in the quarters and nine months ended June 30, 2000 and 1999.

                                                       FOR THE QUARTERS      FOR THE NINE MONTHS
                                                             ENDED                  ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   ---------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   ---------
                                                                      (UNAUDITED)
                                                                    (IN MILLIONS)
Net sales...........................................  $7,417.8   $5,819.8   $21,126.5   $16,272.0
                                                      ========   ========   =========   =========
Operating income, before certain credits
  (charges)(i)(ii)..................................  $1,597.8   $1,102.2   $ 4,322.7   $ 2,690.5
Merger, restructuring and other non-recurring
  credits (charges), net............................       6.9     (351.1)       81.3    (1,032.7)
Impairment of long-lived assets.....................        --     (194.8)      (99.0)     (507.5)
Amortization of goodwill............................     (79.3)     (49.2)     (249.4)     (142.3)
                                                      --------   --------   ---------   ---------
Operating income....................................   1,525.4      507.1     4,055.6     1,008.0
Interest expense, net...............................    (195.7)    (107.9)     (566.7)     (346.5)
                                                      --------   --------   ---------   ---------
Pre-tax income before extraordinary items...........   1,329.7      399.2     3,488.9       661.5
Income taxes........................................    (332.4)    (187.0)     (878.9)     (374.6)
                                                      --------   --------   ---------   ---------
Income before extraordinary items...................     997.3      212.2     2,610.0       286.9
Extraordinary items, net of taxes...................        --       (0.5)       (0.2)      (45.4)
                                                      --------   --------   ---------   ---------
Net income..........................................  $  997.3   $  211.7   $ 2,609.8   $   241.5
                                                      ========   ========   =========   =========

------------------------

(i) This amount is the sum of the operating income of the Company's four business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets, and amortization of goodwill.

(ii) Net merger, restructuring and other non-recurring charges in the amount of $51.2 million, $1.0 million and $106.4 million related to the write-down of inventory have been included as part of cost of sales in the Consolidated Statements of Operations for the quarter ended June 30, 1999 and the nine months ended June 30, 2000 and 1999, respectively. However, they have not been included as part of cost of sales for the purpose of calculating operating income before certain credits (charges) in this table. These charges are instead included in the total merger, restructuring and other non-recurring credits (charges).

    In fiscal years 1999 and 2000, the Company recorded merger, restructuring and other non-recurring charges (credits) and charges for the impairment of long-lived assets with respect to AMP and USSC. Under the Company's restructuring and integration programs, the Company terminates employees and closes facilities deemed to be redundant. The reduction in manpower and facilities comes from the manufacturing, distribution and administrative functions. In addition, the Company discontinues or disposes of product lines which do not fit the long-term strategy of the respective businesses. The Company does not separately track the impact on financial results of the restructuring and integration programs. However, the Company estimates that its overall cost structure will be reduced by approximately $1 billion on an annualized basis due to the impact associated with these charges. As of June 30, 2000, the Company believes that approximately $925 million of benefits on an annualized basis have been realized. The significant decreases have been to selling, general and administrative expenses and to cost of sales. The restructuring plans are expected to improve the cost structure over the remainder of fiscal 2000. The effect on the ongoing operations of restructuring and other non-recurring charges and charges for the impairment of long-lived assets taken in fiscal 2000 will not be material.

    Operating income, before certain credits (charges), improved in all segments in the quarter and nine months ended June 30, 2000 as compared to the quarter and nine months ended June 30, 1999. The operating improvements are the result of increased revenues and enhanced margins in certain segments. Increased revenues resulted from organic growth and from acquisitions. The Company enhances its margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. The Company regards charges that it incurs in the ordinary course of business to reduce costs as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

    When the Company makes acquisitions that are accounted for using the purchase method, the sales and operating results of the acquired companies are included in the financial results of Tyco from the dates of their acquisition. The acquired companies are immediately integrated within the Company's existing operations. Consequently, the Company does not separately track the operating results of acquired companies. The discussion following the tables below includes an estimated sales comparison that excludes the effects of indicated acquisitions.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Telecommunications and Electronics segment:

                                                         FOR THE QUARTERS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                           2000          1999
                                                         ---------     ---------
                                                               (UNAUDITED)
                                                             ($ IN MILLIONS)
Sales..................................................  $3,245.6      $1,959.0
Operating income, before certain credits (charges).....  $  811.7      $  356.8
Operating margins, before certain credits (charges)....      25.0%         18.2 %

Operating income (loss), after certain credits
  (charges)............................................  $  821.5      $ (206.0)
Operating margins, after certain credits (charges).....      25.3%        (10.5)%

    The 65.7% increase in sales in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 for the Telecommunications and Electronics segment resulted from acquisitions, as well as organic growth. These included: the acquisition in May 1999 of Telecomunicaciones Marinas, S.A. ("Temasa"), included in TyCom Ltd. ("TyCom"); the acquisition in August 1999 of Raychem Corporation ("Raychem"), included in Tyco Electronics; the acquisition in November 1999 of Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC"), included in Tyco Electronics; the acquisition in December 1999 of Praegitzer
Industries, Inc. ("Praegitzer"), included in Tyco Electronics; and the acquisition in March 2000 of Critchley Group PLC ("Critchley"), included in Tyco Electronics. Excluding the impact of these acquisitions, sales increased an estimated 20.8%, reflecting strong organic growth in sales in the quarter ended June 30, 2000 at each of TyCom and Tyco Electronics.

    The substantial increase in operating income and margins, before certain credits (charges), in the quarter ended June 30, 2000 compared with the quarter ended June 30, 1999 was due to the acquisition of Raychem, higher sales volume at TyCom and improved margins at Tyco Electronics. The improved operating margins at Tyco Electronics in the quarter ended June 30, 2000 resulted from increased volume, improved pricing and continuing cost reduction programs following the AMP merger.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to a restructuring credit of $9.8 million in the quarter ended

June 30, 2000 compared with a net merger, restructuring and impairment of long-lived assets charge of $562.8 million in the quarter ended June 30, 1999.

    On January 17, 2000, Tyco announced that TyCom Ltd. ("TyCom"), its undersea fiber optics business, will design, build, install, operate and maintain its own global undersea fiber optic communications network, to be known as the TyCom Global Network ("TGN"). In August 2000, TyCom sold approximately 14 percent of its common shares in an initial public offering. Net proceeds to TyCom from the offering were approximately $2.1 billion, which will be used primarily toward the deployment of the TGN. During the construction of the TGN, TyCom's future revenues and operating income may decrease from current levels until the second half of fiscal 2001.

    On July 3, 2000, the Company consummated its acquisition of the Electronic OEM Business of Thomas & Betts for $750 million in cash. The Electronic OEM Business of Thomas & Betts manufactures electronic connectors for the telecommunications, computer and automotive industries and will be integrated within the Tyco Electronics group. The Company is accounting for the acquisition as a purchase.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:

                                                         FOR THE QUARTERS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                           2000          1999
                                                         ---------     ---------
                                                               (UNAUDITED)
                                                             ($ IN MILLIONS)
Sales..................................................  $1,645.8      $1,449.0
Operating income, before certain credits (charges).....  $  384.4      $  376.1
Operating margins, before certain credits (charges)....      23.4%         26.0%

Operating income, after certain credits (charges)......  $  381.5      $  376.8
Operating margins, after certain credits (charges).....      23.2%         26.0%

    The 13.6% increase in sales in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 was primarily the result of organic growth in both Tyco Plastics and Adhesives and Tyco Healthcare.

    In addition, sales increased in the quarter ended June 30, 2000 due to the effects of acquisitions, which included: Batts Inc., acquired in April 1999; General Surgical Innovations, Inc. ("GSI"), acquired in November 1999; Radionics, acquired in January 2000; and Fiber-Lam, acquired in March 2000. Excluding the impact of these acquisitions, sales increased an estimated 10.4%.

    The 2.2% increase in operating income, before certain credits (charges), in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 was principally due to increased sales volume at Tyco Plastics and ADT Automotive.

    The decrease in operating margins, before certain credits (charges), in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 was due to lower margins at Tyco Healthcare principally as a result of higher raw material costs, partially offset by improved margins at Tyco Plastics and Adhesives and ADT Automotive.

    In addition, the decrease in operating margins, after certain credits (charges), was due to a restructuring and other non-recurring charge of $2.9 million in the quarter ended June 30, 2000 compared with a net restructuring and other non-recurring credit of $0.7 million in the quarter ended June 30, 1999.

    On January 14, 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is subject to customary regulatory review and, when complete, is expected to generate a one-time pre-tax gain to the Company of approximately $300 million. This transaction is expected to close prior to September 30, 2000.

    On June 28, 2000, Tyco announced that one of its subsidiaries had entered into a definitive agreement to acquire Mallinckrodt Inc., a global healthcare company. Mallinckrodt shareholders are expected to receive Tyco shares valued at approximately $47.50 for each share of Mallinckrodt. The transaction is valued at approximately $4.2 billion and is contingent upon customary regulatory review and approval by Mallinckrodt shareholders. Mallinckrodt will be integrated within Tyco's Healthcare group. Tyco intends to account for the acquisition as a purchase.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment:

                                                              FOR THE QUARTERS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                2000          1999
                                                              ---------     ---------
                                                                    (UNAUDITED)
                                                                  ($ IN MILLIONS)
Sales.......................................................  $1,517.9      $1,435.6
Operating income, before certain credits....................  $  255.6      $  228.6
Operating margins, before certain credits...................      16.8%         15.9%

Operating income, after certain credits.....................  $  255.6      $  244.8
Operating margins, after certain credits....................      16.8%         17.1%

    The 5.7% increase in sales in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 resulted primarily from increased sales in security operations in the United States and higher sales volume in fire protection operations in North America. The increases were due primarily to a higher volume of recurring service revenues.

    The increase in operating income and margins, before certain credits, in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 was primarily due to increased service volume and higher margins in the worldwide security operations and international fire protection businesses. Increased operating margins, before certain credits, in the quarter ended June 30, 2000 reflect higher margins in the worldwide security business as a result of the reorganization of its dealer program and internal sales force during the first two quarters of fiscal 2000.

    The decrease in operating margins, after certain credits, was due to a restructuring and other non-recurring credit of $16.2 million in the quarter ended June 30, 1999.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment:

                                                               FOR THE QUARTERS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                2000            1999
                                                              --------        --------
                                                                    (UNAUDITED)
                                                                  ($ IN MILLIONS)
Sales.......................................................  $1,008.5         $976.2
Operating income............................................  $  196.7         $167.7
Operating margins...........................................      19.5%          17.2%

    The 3.3% sales increase in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 reflects increased demand for valve products in the Asia-Pacific region, increased sales at Allied Tube and Conduit and Earth Tech and the impact of acquisitions. These acquisitions included: Central Sprinkler Corporation ("Central Sprinkler"), acquired in August 1999; AFC Cable
Systems, Inc. ("AFC Cable"), acquired in November 1999; and Flow Control Technologies ("FCT"), acquired in February 2000. During August 1999, the Company completed the sale of certain businesses within this segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing. Excluding the impact of these acquisitions and divestitures, sales increased an estimated 5.5%.

    The 17.3% increase in operating income in the quarter ended June 30, 2000 over the quarter ended June 30, 1999 was primarily due to increased volume in worldwide valve operations, Allied Tube and Conduit and Earth Tech. Also, royalty and licensing fee income from certain intellectual property associated with the divested businesses offset a portion of the operating income lost from the divestitures. Increased operating margins in the quarter ended June 30, 2000 resulted primarily from royalty and licensing fee income and margin improvements in the North American and European valve operations and Earth Tech.

FOREIGN CURRENCY

    Changes in foreign exchange rates during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 had a negative impact which was not material to the Company's overall sales and operating income.

CORPORATE EXPENSES

    Corporate expenses were $50.6 million in the quarter ended June 30, 2000 compared to $27.0 million in the quarter ended June 30, 1999. This increase was due principally to an increase in corporate staffing and related costs to support and monitor the Company's expanding businesses and operations and higher compensation expense under the Company's equity-based incentive compensation plans.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $79.3 million in the quarter ended June 30, 2000 from $49.2 million in the quarter ended
June 30, 1999, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $195.7 million in the quarter ended June 30, 2000, compared to $107.9 million in the quarter ended June 30, 1999. The increase was due to higher average interest rates and higher average debt balances resulting from borrowings to finance acquisitions and the Company's stock repurchase program. The increase in borrowings was mitigated in part by the use of free cash flow to pay for certain acquisitions.

EXTRAORDINARY ITEMS

    Extraordinary items in the quarter ended June 30, 1999 included after-tax losses amounting to $0.5 million related to the write-off of net unamortized deferred financing costs in connection with the early extinguishment of debt. There were no extraordinary items in the quarter ended June 30, 2000.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges) and charges for the impairment of long-lived assets, was 25.0% during the quarter ended

June 30, 2000, as compared to 26.0% in the quarter ended June 30, 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

SALES AND OPERATING INCOME

    TELECOMMUNICATIONS AND ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Telecommunications and Electronics segment:

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
                                                                   (UNAUDITED)
                                                                 ($ IN MILLIONS)
Sales.......................................................  $9,011.9     $5,488.5
Operating income, before certain credits (charges)..........  $2,075.5     $  658.4
Operating margins, before certain credits (charges).........      23.0%        12.0 %

Operating income (loss), after certain credits (charges)....  $2,138.9     $ (416.4)
Operating margins, after certain credits (charges)..........      23.7%        (7.6)%

    The 64.2% increase in sales in the nine months ended June 30, 2000 over the nine months ended June 30, 1999 for the Telecommunications and Electronics segment resulted in part from acquisitions. These acquisitions included: the acquisition in May 1999 of Temasa, included in TyCom; the acquisition in August 1999 of Raychem, included in Tyco Electronics; the acquisition in November 1999 of Siemens EC, included in Tyco Electronics; the acquisition in December 1999 of Praegitzer, included in Tyco Electronics; and the acquisition in March 2000 of Critchley, included in Tyco Electronics. Excluding the impact of these acquisitions, sales increased an estimated 21.2%, reflecting strong organic growth in sales in the nine months ended June 30, 2000 at each of TyCom and Tyco Electronics.

    The substantial increase in operating income and margins, before certain credits (charges), in the nine months ended June 30, 2000 compared with the nine months ended June 30, 1999 was due to the acquisition of Raychem, higher sales volume at TyCom and improved margins at Tyco Electronics. The improved operating margins at Tyco Electronics in the nine months ended June 30, 2000 resulted from increased volume, improved pricing and continuing cost reduction programs following the AMP merger.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to a merger, restructuring and other non-recurring net credit of $63.4 million in the nine months ended June 30, 2000 compared with a restructuring and other non-recurring charge of $1,074.8 million in the nine months ended June 30, 1999.

    HEALTHCARE AND SPECIALTY PRODUCTS SEGMENT

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment:

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
                                                                   (UNAUDITED)
                                                                 ($ IN MILLIONS)
Sales.......................................................  $4,794.1     $4,186.9
Operating income, before certain credits (charges)..........  $1,123.7     $1,014.0
Operating margins, before certain credits (charges).........      23.4%        24.2%

Operating income, after certain credits (charges)...........  $1,031.4     $  525.3
Operating margins, after certain credits (charges)..........      21.5%        12.5%

    The 14.5% increase in sales in the nine months ended June 30, 2000 over the nine months ended June 30, 1999 was primarily the result of organic growth in both Tyco Plastics and Adhesives and Tyco Healthcare. In addition, sales increased in the nine months ended June 30, 2000 due to the effects of acquisitions, which included: Graphic Controls Corporation and Sunbelt Plastics, both acquired in November 1998 and included in results for all of the nine months ended June 30, 2000 but only part of the nine months ended June 30, 1999; Batts Inc., acquired in April 1999; GSI, acquired in November 1999; Radionics, acquired in January 2000; and Fiber-Lam, acquired in March 2000. Excluding the impact of these acquisitions, sales increased an estimated 9.5%.

    The 10.8% increase in operating income, before certain credits (charges), in the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999 was principally due to higher volume at Tyco Plastics and Adhesives and ADT Automotive, partially offset by lower margins at Tyco Healthcare principally due to higher raw material costs.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to net merger, restructuring and other non-recurring charges of $92.3 million in the nine months ended June 30, 2000 compared with net merger, restructuring and other non-recurring charges of $488.7 million in the nine months ended June 30, 1999.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment:

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
                                                                   (UNAUDITED)
                                                                 ($ IN MILLIONS)
Sales.......................................................  $4,434.5     $4,001.6
Operating income, before certain credits....................  $  721.8     $  653.7
Operating margins, before certain credits...................      16.3%        16.3%

Operating income, after certain credits.....................  $  733.0     $  677.0
Operating margins, after certain credits....................      16.5%        16.9%

    The 10.8% increase in sales in the nine months ended June 30, 2000 over the nine months ended June 30, 1999 reflects primarily increased sales in the worldwide electronic security services business and higher sales volume in fire protection operations in North America and Australia. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions in the security services business. These acquisitions included: Entergy, acquired in January 1999, and Alarmguard, acquired in February 1999, both of which were included in results for all of the nine months ended June 30, 2000 but only part of the nine months ended June 30, 1999. Excluding the impact of Entergy and Alarmguard, the sales increase for the segment in the nine months ended June 30, 2000 was an estimated 9.5%.

    The 10.4% increase in operating income, before certain credits, in the nine months ended June 30, 2000 over the nine months ended June 30, 1999 reflects increased service volume in security operations in the United States and fire protection businesses in North America and Australia. Operating margins, before certain credits, were relatively consistent between periods, due to the increase in operating income from increased sales volume offset by the costs of the reorganization of its dealer program and internal sales force during the first two quarters of fiscal 2000.

    Operating margins, after certain credits, decreased due to a merger, restructuring and other non-recurring credit of $11.2 million in the nine months ended June 30, 2000 as compared to a restructuring and other non-recurring credit of $23.3 million in the nine months ended June 30, 1999.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment:

                                                          FOR THE NINE MONTHS
                                                            ENDED JUNE 30,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------
                                                              (UNAUDITED)
                                                            ($ IN MILLIONS)
Sales..................................................  $2,886.0     $2,595.0
Operating income.......................................  $  546.5     $  429.7
Operating margins......................................      18.9%        16.6%

    The 11.2% sales increase in the nine months ended June 30, 2000 over the nine months ended June 30, 1999 reflects increased demand for valve products in the Asia-Pacific regian and Europe, increased sales at Allied Tube and Conduit and Earth Tech and the impact of acquisitions and divestitures. These acquisitions included: Glynwed, acquired in March 1999; Central Sprinkler, acquired in August 1999; AFC Cable, acquired in November 1999; and FCT, acquired in February 2000. During August 1999, the Company completed the sale of certain businesses within this segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing. Excluding the impact of these acquisitions and divestitures, sales increased an estimated 12.1%.

    The 27.2% increase in operating income in the nine months ended June 30, 2000 over the nine months ended June 30, 1999 was primarily due to increased volume at Allied Tube and Conduit and volume and improved margins in North American and European valve operations and Earth Tech. Also, royalty and licensing fee income from certain intellectual property associated with the divested businesses offset a portion of the operating income lost from the divestitures. Increased operating margins in the nine months ended June 30, 2000 resulted primarily from royalty and licensing fee income and margin improvements in the North American and European valve operations and Earth Tech.

FOREIGN CURRENCY

    Changes in foreign exchange rates during the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999 had a negative impact which was not material to the Company's overall sales and operating income.

CORPORATE EXPENSES

    Corporate expenses were $144.8 million in the nine months ended June 30, 2000 compared to $65.3 million in the nine months ended June 30, 1999. This increase was due principally to higher compensation expense under the Company's equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor the Company's expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $249.4 million in the nine months ended June 30, 2000 from $142.3 million in the nine months ended June 30, 1999, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $566.7 million in the nine months ended June 30, 2000, compared to $346.5 million in the nine months ended June 30, 1999. The increase was due to higher average interest rates and higher average debt balances resulting from borrowings to finance acquisitions and the Company's stock repurchase program. The increase in borrowings was mitigated in part by the use of free cash flow to pay for certain acquisitions.

EXTRAORDINARY ITEMS

    Extraordinary items in the nine months ended June 30, 2000 and 1999 included after-tax losses amounting to $0.2 million and $45.4 million, respectively, related to the write-off of net unamortized deferred financing costs in connection with the early extinguishment of debt.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges) and charges for the impairment of long-lived assets, was 25.0% during the nine months ended June 30, 2000, as compared to 27.8% in the nine months ended June 30, 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of the Company's cash flow from operating activities and the use of a portion of that cash in the Company's operations in the nine months ended June 30, 2000.

Management refers to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                              NINE MONTHS ENDED
                                                                JUNE 30, 2000
                                                              -----------------
                                                                 (UNAUDITED)
                                                                (IN MILLIONS)
Operating income, before certain credits (charges)..........      $ 4,322.7 (1)
Depreciation and amortization...............................        1,007.0 (2)
Net increase in deferred income taxes.......................          466.0
Less:
  Net increase in working capital...........................       (1,120.7)(3)
  Interest expense, net.....................................         (566.7)
  Income tax expense........................................         (878.9)
  Restructuring expenditures................................         (116.4)(4)
  Other (net)...............................................           90.5
                                                                  ---------
Cash flow from operating activities.........................        3,203.5
Less:
  Capital expenditures......................................       (1,273.8)
  Dividends paid............................................          (64.5)
                                                                  ---------
Free cash flow..............................................      $ 1,865.2
                                                                  =========

------------------------

(1) This amount is the sum of the operating income of the four business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property
    ($859.5 million) and amortization of intangible assets other than goodwill ($147.5 million).

(3) This amount is net of $100.0 million received on the sale of accounts receivable.

(4) This amount is cash paid out for merger, restructuring and other non-recurring charges.

    In addition, during the nine months ended June 30, 2000, the Company paid out $401.1 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    In the nine months ended June 30, 2000, the Company established restructuring and other non-recurring reserves of $35.9 million, of which $7.3 million is included in cost of sales, primarily related to the restructuring activities in AMP's Brazilian operations and wireless communications business, charges associated with USSC's suture business and the exiting of USSC's interventional cardiology business. At September 30, 1999, there existed merger, restructuring and other non-recurring reserves of $399.3 million. During the nine months ended June 30, 2000, the Company paid out $116.4 million in cash and incurred $50.5 million in non-cash charges that were charged against these reserves. Also in the nine months ended June 30, 2000, the Company determined that $117.2 million of merger, restructuring and other non-recurring reserves established in prior years was not needed and recorded a credit of $110.9 million to the merger, restructuring and other non-recurring charges line item and a credit of $6.3 million to the cost of sales line item in the Consolidated Statement of Operations. The changes in estimates of the restructuring plan at AMP were attributable primarily to increased demand for certain of AMP's products which was not anticipated at the time of the merger and to recent acquisitions such as Siemens EC. Therefore, the Company has determined not to close several facilities and not to terminate approximately 3,000 employees, the costs of which were provided for in previous AMP restructuring plans. In addition, certain restructuring activities at AMP were completed for amounts lower than originally anticipated. The changes in estimates of the Company's 1997 restructuring plans and the USSC restructuring plans were due primarily to the completion of activities for amounts lower than originally recorded. At June 30, 2000, there remained $151.1 million of merger, restructuring and other non-recurring reserves on the Company's Consolidated Balance Sheet, of which $117.6 million is included in accrued expenses and other current liabilities and $33.5 million is included in other long-term liabilities.

    During the nine months ended June 30, 2000, the Company made acquisitions at an aggregate cost of $3,883.8 million. Of this amount, $2,997.7 million was paid in cash (net of cash acquired), $671.4 million was paid in the form of Tyco common shares, and the Company assumed $214.7 million in debt. In connection with these acquisitions, the Company established purchase accounting reserves of $318.4 million for transaction and integration costs. In addition, purchase accounting liabilities of $112.0 million and a corresponding increase to goodwill and deferred tax assets were recorded during the nine months ended
June 30, 2000 representing changes in estimates related to acquisitions consummated prior to fiscal 2000, primarily the acquisition of Raychem in August 1999. At the beginning of fiscal 2000, purchase accounting reserves were $570.3 million as a result of purchase accounting transactions made in prior years. During the nine months ended June 30, 2000, the Company paid out
$401.1 million in cash and incurred $12.7 million in non-cash charges against the reserves established during and prior to this period. Also, in the nine months ended June 30, 2000, the Company determined that $78.0 million of purchase accounting reserves related to acquisitions prior to fiscal 2000 were not needed and reversed that amount against goodwill. At June 30, 2000, there remained $508.9 million in purchase accounting reserves on the Company's Consolidated Balance Sheet, of which $394.8 million is included in accrued expenses and other current liabilities and $114.1 million is included in other long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $1,120.7 million in the nine months ended
June 30, 2000. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The significant operating changes in working capital were a $598.0 million increase in inventories, a $552.9 million increase in accounts receivable and contracts in process and a $299.8 million decrease in accounts payable, accrued expenses and other current liabilities. The net increase in working capital accounts is attributable to the higher level of business activity as reflected in the increased sales over the prior period and the payment of fiscal 1999 year-end bonuses. Increases in working capital have occurred to fuel the organic growth of our businesses and to facilitate the integration of acquired companies. Management focuses on maximizing the cash flow from its operating businesses and attempts to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    In addition, during the nine months ended June 30, 2000, the Company received proceeds of $144.4 million from the exercise of common share options and used $1,188.1 million of cash to purchase its own common shares. In November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market, which was completed during the quarter ended March 31, 2000. In January 2000, the Board of Directors authorized the expenditure of up to an additional $2.0 billion to repurchase shares of the Company, of which the Company has in excess of $1.6 billion remaining as of June 30, 2000. The timing and actual amount of the repurchases will be subject to market conditions and other factors.

    The source of the cash used for acquisitions in fiscal 2000 was primarily an increase in total debt and cash flows from operations. Goodwill and other intangible assets were $15,346.5 million at June 30, 2000 compared to $12,158.9 million at September 30, 1999. At June 30, 2000, the Company's total debt was $12,584.8 million, as compared to $10,122.2 million at September 30, 1999. This increase was attributable principally to borrowings under the Company's commercial paper program and net proceeds received of approximately $565.9 million from the issuance of Euro denominated private placement notes in April 2000. The net proceeds were used to repay borrowings under TIG's commercial paper program. For further detail on debt activity, see Note 3 to the Consolidated Financial Statements.

    In February 2000, TIG renewed and increased the $3.4 billion portion of its credit facility with a group of commercial banks, giving it the right to borrow up to $4.5 billion until February 9, 2001, with the option to extend the facility for one additional year and to increase the $4.5 billion up to $5.0 billion. The additional $0.5 billion portion of TIG's credit facility continues to be available until February 12, 2003. In addition, TIG increased its commercial paper program from $3.9 billion to $4.5 billion. The Company plans to use the $4.5 billion portion of the credit facility principally to fully support borrowings under its commercial paper program.

    Shareholders' equity was $15,381.7 million, or $9.12 per share, at June 30, 2000, compared to $12,369.3 million, or $7.32 per share, at September 30, 1999. The increase in shareholders' equity was due primarily to net income of $2,609.8 million for the nine months ended June 30, 2000, the issuance of a total of approximately 15.6 million common shares valued at $671.4 million for the acquisitions of GSI and AFC Cable in November 1999 and an unrealized gain on available for sale securities of $830.1 million. This increase was partially offset by the Company's repurchase of its common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 45% at June 30, 2000 and September 30, 1999. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 41% at June 30, 2000 and 37% at September 30, 1999.

    In January 2000, the Company announced that it had entered into an agreement to sell its ADT Automotive business for cash proceeds of approximately
$1 billion. This transaction is expected to close prior to September 30, 2000.

    As previously discussed, on July 3, 2000, the Company consummated its acquisition of the Electronic OEM Business of Thomas & Betts for $750 million in cash.

    As previously discussed, on June 28, 2000, Tyco announced that one of its subsidiaries had entered into a definitive agreement to acquire Mallinckrodt Inc., a global healthcare company. Mallinckrodt shareholders are expected to receive Tyco shares valued at approximately $47.50 for each share of Mallinckrodt. The transaction is valued at approximately $4.2 billion and is contingent upon customary regulatory review and approval by Mallinckrodt shareholders. Mallinckrodt will be integrated within Tyco's Healthcare group. Tyco intends to account for the acquisition as a purchase.

    As previously discussed, on January 17, 2000, Tyco announced that TyCom Ltd., its undersea fiber optics business, will design, build, install, operate and maintain its own global undersea fiber optic communications network, to be known as the TyCom Global Network. In August 2000, TyCom sold approximately
14 percent of its common shares in an initial public offering. Net proceeds to TyCom from the offering were approximately $2.1 billion, which will be used primarily toward the deployment of the TyCom Global Network.

BACKLOG

    At June 30, 2000, the Company had a backlog of unfilled orders of approximately $7,362.8 million, compared to a backlog of approximately $7,581.1 million at September 30, 1999. Backlog by industry segment is as follows (unaudited):

                                                        JUNE 30,   SEPTEMBER 30,
                                                          2000         1999
                                                        --------   -------------
                                                             (IN MILLIONS)
Telecommunications and Electronics....................  $4,681.0     $4,974.5
Flow Control Products and Services....................   1,444.9      1,516.5
Fire and Security Services............................   1,121.8        986.6
Healthcare and Specialty Products.....................     115.1        103.5
                                                        --------     --------
                                                        $7,362.8     $7,581.1
                                                        ========     ========

    Within the Telecommunications and Electronics segment, backlog decreased primarily due to a decline in backlog at TyCom as the business shifts its focus to the construction of the TyCom Global Network and due to the timing of contracts. This decrease was offset partially by an increase in backlog at Tyco Electronics, primarily resulting from the acquisition of Siemens EC. Within the Flow Control

Products and Services segment, backlog decreased primarily due to a decrease at Earth Tech resulting from the timing of contracts. Within the Fire and Security Services segment, backlog increased principally due to an increase in backlog at the Company's fire protection operations in Australia and New Zealand. Within the Healthcare and Specialty Products segment, the increase resulted principally from an increase in demand for the products sold by Tyco Plastics and Adhesives.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

SEC INQUIRY

    As previously reported in a Current Report on Form 8-K filed on July 14, 2000, Tyco announced that it had been advised that the informal inquiry, which was being conducted by the staff of the Division of Enforcement of the Securities and Exchange Commission since December 1999, had been terminated.

SECURITIES LITIGATION

    As previously reported, lawsuits that have been filed against the Company and certain directors and officers of the Company with respect to alleged violations of securities laws ("Securities Litigation") have now been consolidated in the United States District Court for the District of New Hampshire, for pretrial proceedings. Applications to serve as lead plaintiff and for retention of lead counsel are currently pending before the District Court, and the District Court has set a schedule for serving a further amended complaint and for briefing a motion to dismiss following selection of a lead plaintiff and retention of lead counsel.

IDT LITIGATION

    As previously reported,on January 31, 2000, a complaint was filed in the United States District Court for the District of New Jersey asserting claims against two subsidiaries of the Company arising out of negotiations conducted by the Company's Luxembourg subsidiary, Tyco Group S.a.r.l. ("Tyco Group"), with a Belgian corporation, IDT Europe B.V.B.A., concerning the possible formation of a joint venture for the development of an undersea fiber optic telecommunications system. The plaintiff alleged that Tyco Group breached a Memorandum of Understanding dated November 9, 1999, (which expired in December 1999), and alleged implied covenants of good faith and fair dealing, in various ways, including by failing to negotiate in good faith to complete and finalize various agreements relating to the proposed joint venture. The plaintiff also alleged that Tyco Group tortiously interfered with another agreement (the "Instruction to Proceed"), and with contractual relations, business relations and fiduciary duties relating to that agreement, which plaintiff claims it had with Tyco Submarine Systems, Ltd. ("TSSL"), the other Company subsidiary named in the complaint. Similar breach of contract and breach of implied covenant of good faith and fair dealing claims are asserted against TSSL in connection with the Instruction to Proceed. Plaintiff sought, among other relief, such as attorneys' fees and costs, specific performance, compensatory damages of $1 billion, punitive damages of $3 billion and temporary and permanent injunctive relief. Tyco Group and TSSL filed a motion to dismiss the complaint on the ground that the court lacks subject matter jurisdiction. Plaintiffs opposed that motion. In an order dated June 5, 2000, the United States District Court for the District Court of New Jersey granted the motion to dismiss.

    On March 24, 2000, Tyco Group, TSSL, Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against IDT Europe B.V.B.A. and IDT Corporation (collectively, "IDT"). The complaint alleges that IDT filed a baseless lawsuit in federal court in New Jersey seeking to enforce non-binding provisions of the Memorandum of Understanding dated
November 9, 1999 and the Instruction to Proceed, improperly disclosed confidential information to the press, and otherwise engaged in a pattern of conduct with the purpose and effect of obstructing efforts to build and finance the TyCom Global Network. The complaint asserts five causes of action, including breach of contract and tortious interference with both contract and prospective business relations, and demands compensatory damages of at least $1 billion, punitive damages, and declaratory and injunctive relief. IDT moved to dismiss the complaint. Tyco Group and the other plaintiffs opposed that motion. On
June 19, 2000, the court rendered a decision denying IDT

Corporation's motion to dismiss and referring IDT Europe B.V.B.A.'s motion to dismiss to a referee to hear and report with recommendations.

    On June 13, 2000, IDT Europe B.V.B.A. filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Tyco Group, TSSL, Tyco International Ltd., and Tyco International (US) Inc. The complaint makes factual allegations similar to those previously asserted in the federal complaint in the United States District Court for the District of New Jersey, along with additional allegations regarding, among other things, a purported agreement between TSSL and Global Crossing. The complaint asserts claims for specific performance, breach of contract and breach of an implied covenant of good faith and fair dealing against Tyco Group and TSSL and for breach of fiduciary duty against Tyco Group. The complaint also asserts claims for tortious interference with contract, business relations and prospective business relations against Tyco Group and adds Tyco International Ltd. and Tyco International (US) Inc. as defendants on these claims. Additionally, the complaint asserts a claim for fraudulent inducement against Tyco Group and TSSL. The plaintiff seeks, among other relief such as attorneys' fees and costs, specific performance, compensatory damages of $1 billion, punitive damages of $3 billion and injunctive relief. On July 20, 2000, defendants filed a motion to dismiss the action or, in the alternative, to stay the action on comity grounds pending the outcome of the action in New York Supreme Court. The Company's subsidiaries believe that the claims asserted are without merit and intend to defend against them vigorously.

GLOBAL CROSSING LITIGATION

    On May 22, 2000, Global Crossing Ltd. ("GCL") and its subsidiary, South American Crossing (Subsea) Ltd. ("SACS") filed a complaint against TSSL in the United States District Court for the Southern District of New York. The complaint alleges that TSSL misappropriated trade secrets and other confidential information in connection with plaintiffs' development of a South American subsea cable system; fraudulently induced SACS to enter into a development and construction agreement relating to that system; fraudulently concealed negotiations concerning the development of a competing South American subsea cable system while simultaneously negotiating with plaintiffs; breached alleged agreements with GCL by misusing and improperly divulging GCL's confidential information, by failing to inform GCL of TSSL's alleged opportunities to bid on or develop competing subsea cable systems and by investing in the Pacific segment of the TyCom Global Network ("TGN") that will compete with GCL in the Pacific region; and defamed plaintiff SACS by informing a potential customer that SACS had defaulted on its contract with TSSL and that plaintiffs' system would not be completed on schedule. Plaintiffs seek damages, including punitive damages, in excess of $1 billion, as well as a declaration that SAC's construction and development agreement with TSSL is void due to TSSL's alleged fraud and injunctive relief barring TSSL from further claimed misappropriation of plaintiffs' trade secrets and confidential information.

    On June 13, 2000, TSSL answered the complaint, denying its material allegations and asserting defenses to plaintiffs' claims. Additionally, TSSL asserted counterclaims that plaintiff SACS, at the instance of GCL, breached the parties' contract relating to the construction and development of a South American subsea cable system by refusing to pay amounts due under the contract's termination for convenience provisions, by refusing to pay amounts due and owing under the terms of the contract, by wrongfully preventing TSSL from performing and by breaching its obligations of good faith and fair dealing. TSSL further asserted that plaintiffs breached the contract by wrongfully disclosing and misusing confidential information belonging to TSSL. TSSL seeks relief that includes damages of not less than $150 million and declaratory relief.

    On July 5, 2000, plaintiffs answered TSSL's counterclaims. On July 25, 2000 the court set February 28, 2001, as the date for completion of all fact discovery.

    On August 7, 2000, TSSL served a motion for judgment on the pleadings with respect to plaintiffs' claims for defamation, fraudulent inducement, fraudulent concealment and breach of the alleged agreements to inform GCL of opportunities to bid on or develop competing subsea cable systems and to refrain from investing in the Pacific segment of TGN.

GLOBAL CROSSING ARBITRATION

    On May 22, 2000, Atlantic Crossing Ltd., and various foreign subsidiaries of GCL filed a claim against TSSL under the international rules of the American Arbitration Association arising from three agreements relating to Atlantic Crossing-1 ("AC-1"), a subsea transatlantic cable system constructed by TSSL. Claimants asserted that TSSL breached those agreements by negligently routing and installing a segment of AC-1, by failing to make necessary repairs, by presenting improper invoices and demanding payments to which claimants assert TSSL was not entitled, by promoting competing systems and acting as selling agent for AC-1 while acting as selling agent for another competing cable system and by misappropriating AC-1's customer database. Claimants seek unspecified monetary damages, including the costs necessary to construct a back-up system for the allegedly defective segment of AC-1. Claimants also seek a declaration that the agreements are terminated and that various invoices and payments arising under them are not owed to TSSL, as well as other relief, including the return of allegedly misappropriated intellectual property.

    On June 22, 2000, TSSL responded to claimants' notice of arbitration, asserting that its invoices were proper, that the claimants are obligated to make payments to TSSL that they have improperly refused to make, and that TSSL has not misappropriated any proprietary information from claimants. Additionally, TSSL asserted counterclaims that claimants breached the parties' agreements by refusing to pay amounts due and owing under each of the three contracts and by refusing to pay sales commissions due to TSSL on certain sales of capacity. In addition to the denial of all relief sought by claimants in their notice of arbitration, TSSL seeks compensatory damages in excess of $195 million, an accounting of moneys received for commissionable sales of capacity, and other relief.

    On July 24, 2000, claimants responded to TSSL's arbitration counterclaims, asserting various defenses. Each party has nominated an arbitrator, and on August 4, 2000, the party-nominated arbitrators agreed on a third arbitrator to serve as chairman of the arbitral panel.

    TSSL management believes that the claims that have been asserted by GCL and its affiliates in the federal litigation and the arbitration proceedings are without merit, and it intends to defend against those claims, and to prosecute its counterclaims with vigor.

    Tyco International Ltd. has agreed to indemnify TSSL and TyCom against certain losses and expenses arising out of the pending litigation and arbitration proceedings brought against TSSL by GCL and certain of its affiliates. Pursuant to that agreement, Tyco has the right to control the litigation and arbitration proceedings. Tyco's indemnification obligations under that agreement exclude certain losses and expenses arising out of these litigation and arbitration proceedings, for which TyCom and TSSL will bear the risks, including losses and expenses arising out of the award of any injunctive relief.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2000 Annual General Meeting of Shareholders ("the Meeting") of the Company was held on April 19, 2000. All Company proposals submitted at the Meeting were passed and all shareholder proposals were not passed, as described below. The following is a brief description of each matter voted upon at the Meeting.

    COMPANY PROPOSAL 1.  To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Company Proposal 1; proxy votes giving discretion to the chairman of the Meeting have been included in the "Number of Votes For" column.

                                                                       NUMBER OF VOTES
                                                         NUMBER OF       AGAINST OR       NUMBER OF
                                                         VOTES FOR        WITHHELD       ABSTENTIONS
                                                       -------------   ---------------   -----------
L. Dennis Kozlowski..................................  1,467,121,348      8,297,095              --
Michael A. Ashcroft..................................  1,467,027,585      8,390,858              --
Joshua M. Berman.....................................  1,467,129,424      8,289,019              --
Richard S. Bodman....................................  1,467,144,147      8,274,296              --
John F. Fort, III....................................  1,467,143,835      8,274,608              --
Stephen W. Foss......................................  1,467,144,262      8,274,181              --
Philip M. Hampton....................................  1,467,125,829      8,292,614              --
Wendy E. Lane........................................  1,467,125,492      8,292,951              --
James S. Pasman, Jr..................................  1,467,139,036      8,279,407              --
W. Peter Slusser.....................................  1,467,106,677      8,311,766              --
Frank E. Walsh, Jr...................................  1,467,142,880      8,275,563              --

    COMPANY PROPOSAL 2. To re-appoint PricewaterhouseCoopers as the independent auditors and to authorize the Board of Directors to fix the auditors' remuneration:

        A total of 1,468,208,856 shares were voted for and 3,109,730 shares were voted against the re-appointment and authorization. There were 4,099,857 abstentions.

    SHAREHOLDER PROPOSAL 1. To consider a shareholder proposal concerning Polyvinyl chloride (PVC) plastic use in the manufacture of medical supplies:

        A total of 38,376,219 shares were voted for and 1,159,176,538 shares were voted against the shareholder proposal. There were 44,456,715 abstentions and 233,408,971 broker non-votes.

    SHAREHOLDER PROPOSAL 2. To consider a shareholder proposal concerning Polyvinyl chloride (PVC) plastic use in the manufacture of medical supplies:

        A total of 37,498,108 shares were voted for and 1,159,251,608 shares were voted against the shareholder proposal. There were 45,259,756 abstentions and 233,408,971 broker non-votes.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
       27 Financial Data Schedule

    (b) Reports on Form 8-K
       none

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TYCO INTERNATIONAL LTD.

                                                      /S/ MARK H. SWARTZ
                                                      ------------------------------------------------
                                                      Mark H. Swartz
                                                      Executive Vice President and Chief Financial
                                                      Officer
                                                      (Principal Accounting and Financial Officer)

Date: August 14, 2000