Form 10-K405
period 2000-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2000-12-21
CIK 833444

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                                   001-13836
                            (COMMISSION FILE NUMBER)

                            TYCO INTERNATIONAL LTD.

             (Exact name of registrant as specified in its charter)

            BERMUDA                               NOT APPLICABLE
(Jurisdiction of Incorporation)         (IRS Employer Identification No.)

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

    The aggregate market value of voting common shares held by nonaffiliates of registrant was $98,909,627,685 as of December 6, 2000.

    The number of common shares outstanding as of December 6, 2000 was 1,748,649,762.

                      DOCUMENTS INCORPORATED BY REFERENCE

    See pages 22 to 24 for the exhibit index.

                            ------------------------

* The executive offices of Registrant's principal United States subsidiaries are located at One Tyco Park, Exeter, New Hampshire 03833. The telephone number there is (603) 778-9700.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Tyco International Ltd. ("We" or "Tyco") is a diversified manufacturing and service company that, through its subsidiaries:

    - designs, manufactures and distributes electrical and electronic components and multi-layer printed circuit boards;

    - designs, engineers, manufactures, installs, operates and maintains undersea cable communications systems;

    - designs, manufactures and distributes disposable medical supplies and other specialty products;

    - designs, manufactures, installs and services fire detection and suppression systems and installs, monitors and maintains electronic security systems; and

    - designs, manufactures and distributes flow control products and provides environmental consulting services.

    See Notes 19 and 20 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

    Tyco's strategy is to be the low-cost, high quality producer and provider in each of our markets. We promote our leadership position by investing in existing businesses, developing new markets and acquiring complementary businesses and products. Combining the strengths of our existing operations and our business acquisitions, we seek to enhance shareholder value through increased earnings per share and strong cash flows.

I.  ELECTRONICS

    Tyco is the world's leading supplier of passive electronic components. Our products and services include:

    - designing engineering and manufacturing of electronic connector systems, fiber optic components, wireless devices, heat shrink products, power components, wire and cable, relays, sensors, touch screens, identification and labeling products, switches and battery assemblies; and

    - designing and manufacturing of multi-layer printed circuit boards, backplane assemblies, electronic modules and similar components.

    Tyco Electronics has combined the historical leadership of AMP Incorporated ("AMP") in the interconnect industry with other companies such as Raychem Corporation ("Raychem"), Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") and the Electronic OEM Business of Thomas & Betts ("T&B"). Tyco Electronics designs, manufactures and markets a broad range of electronic, electrical and electro-optic passive and active devices and an expanding number of interconnection systems and connector-intensive assemblies, as well as wireless products including semi-conductors, radar sensors, global positioning satellite systems, silicon and gallium arsenide semiconductors, broadband Local Multipoint Distribution Systems ("LMDS") and microwave sub-systems. Tyco Electronics' products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. Tyco Electronics manufactures and sells more than 200,000 parts in over 450 global product lines, including terminals, fiber optic, printed circuit board and cable connectors and assemblies, cable and cabling systems, and related application tools and application tooling equipment.

    Tyco Electronics' customers include original equipment manufacturers ("OEMs") and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. These customers are found in the automotive, power technology, personal computer, communications, networking, industrial and consumer industries. Tyco Electronics serves over 200,000 customers located in over 55 countries, covering many diverse markets.

    Tyco Electronics is a global marketing, sales, engineering and manufacturing company which produces interconnection systems, passive and active electronic components, and has a strong local presence in the geographical areas in which it operates, such as the Americas, the Asia-Pacific region, Europe and the Middle East.

    The markets that Tyco Electronics operates in are highly competitive. Tyco Electronics faces competition across its product lines from other companies ranging in size from large, diversified manufacturers to small, highly specialized manufacturers.

    The acquisition of Raychem in the last quarter of fiscal 1999 significantly expanded our product line and complemented existing products and services. Raychem develops, manufactures and markets a variety of high-performance products for electronic OEMs, subcontractors and distributors with telecommunications, computer, consumer, automotive, energy and industrial markets. Raychem designs, manufactures and distributes products such as circuit protection devices, heat-shrinkable tubing and molded parts, wire and cable, and computer touchscreens. In addition, Raychem designs and manufactures fiber optic and copper cable accessories, energy cable accessories and heat-tracing products and provides design, engineering and installation services. Siemens EC, acquired in November 1999, is the world market leader for the manufacture and sale of relays and is one of the world's leading providers of electro-mechanical components to the communications, automotive, consumer and general industry sectors. The Electronic OEM business of T&B, acquired in July 2000, designs and manufactures electronic connectors for the telecommunications, computer and automotive industries. T&B's product categories are comprised of: high-density material interconnect systems used in thermal management, backplane systems and laptop computers; PCB mounted electromechanical components, including switches, sockets and I/O connectors; and a variety of connectors for safety systems, I/O devices, wire harnesses and power distribution centers used in the automotive industry. T&B's products also include the most advanced high density/high frequency related metalized particle interconnect technology. These products are used in telecom equipment and other components such as high density chip carrier sockets and other high frequency related systems.

    In November 2000, we agreed to acquire the Lucent Power Systems ("LPS") business unit of Lucent Technologies, Inc. LPS provides a full line of energy solutions and power products for telecommunications service providers and for the computer industry. LPS products include AC/DC and DC/DC switching power supplies, batteries, power supplies and back-up power systems.

    Also included in Tyco Electronics is Tyco Printed Circuit Group ("TPCG"), one of the largest independent manufacturers of complex multi-layer printed circuit boards and backplane assemblies in the United States. TPCG manufactures multi-layer boards, including highly sophisticated, precision tooled, custom laminated boards with layer counts up to 68. TPCG also produces sophisticated flexible-rigid circuit boards for use in commercial, aerospace and military applications. TPCG's backplane facilities produce soldered, press-fit and surface mount backplane assemblies. In addition, these facilities provide turnkey manufacturing services including full "box build" products. Printed circuit boards and backplane products are manufactured on a job order basis to the customers' design specifications. The majority of sales are derived from high-density multi-layer boards.

    TPCG markets its products primarily through a direct sales force and, to a lesser extent, through a network of independent manufacturers' representatives. Customers are OEMs and contract manufacturers in the communications, computer, aircraft, military and other industrial and consumer electronics industries. We compete with several other large independent and captive companies that manufacture printed circuit board products primarily in the United States. Competition is on the basis of quality, reliability, price and timeliness of delivery.

II. TELECOMMUNICATIONS

    Tyco's 86% owned subsidiary, TyCom Ltd. ("TyCom"), is a leading independent provider of transoceanic fiber optic networks and services. TyCom's products and services include:

    - design, engineering, manufacture and installation of undersea cable communications systems;

    - service and maintenance of major undersea cable networks; and

    - design, manufacture and installation of a global undersea fiber optic network, known as the TyCom Global Network-TM- ("TGN"). TyCom plans to operate, maintain and sell bandwidth capacity on the TGN.

    TyCom, a Bermuda Company, was incorporated on March 8, 2000 as a wholly-owned subsidiary of Tyco to serve as the holding company for its undersea fiber optic cable communications business. TyCom is the world's only fully-integrated source for the design, engineering, manufacturing, installation and servicing of undersea cable communications systems. TyCom designs and builds both repeatered and non-repeatered fiber optic cable systems. Repeaters are specialized undersea equipment designed to house and protect optical amplifiers that amplify voice, video and data signals as they travel across fiber optic cable. Used typically in systems spanning between 300 and 12,000 kilometers, repeaters provide the ability to amplify optical signals without first converting these signals to their electrical equivalents. Non-repeatered systems, which allow for even greater circuit capacity and reduced transmission costs, support short haul systems of several hundred kilometers. TyCom has designed, manufactured and installed over 300,000 kilometers of undersea optical cable. TyCom Integrated Cable Systems, Inc. is the primary supplier of cable and cable assemblies to TyCom. It also manufactures underwater electrical power cables and electro-mechanical cables for unique field operations. Temasa, acquired during the prior fiscal year, provides a portion of the cable installation and maintenance operations of TyCom, and is based in Spain.

    TyCom is designing, building and installing its own global undersea fiber optic network, known as the TyCom Global Network ("TGN") and plans to operate, maintain and sell bandwidth capacity on the TGN. In July 2000, TyCom sold approximately 14 percent of its common shares in an initial public offering. Net proceeds from the offfering were approximately $2.1 billion, which will be used primarily toward the deployment of the TGN. TyCom's principal operating subsidiaries include TyCom (US) Inc. (formerly Tyco Submarine Systems Ltd.), TyCom Integrated Cable Systems Inc. (formerly Simplex Technologies) and Telecomunicaciones Marinas, S.A. ("Temasa").

    TyCom Laboratories, the research and development group of TyCom, includes a world class research and development facility populated by acclaimed engineers and state of the art equipment to facilitate forward looking design work. TyCom Laboratories' intellectual property portfolio includes many key enabling technologies involving terminal transmission and power equipment, optical signal amplifiers, cable and fiber, network management systems and software, installation and repair technologies and network integration. TyCom operates one of the world's largest fleet of ships deployed worldwide to design, maintain, install and service undersea fiber optic transmission systems. TyCom also uses a variety of other undersea tools, including robotic vehicles for undersea cable burial and retrieval operations.

    TyCom's sales and marketing personnel consist of professionals with extensive telecommunication, technical or service backgrounds, and are located in offices in Bermuda, France, Singapore, the United Kingdom and the United States.

    As a supplier of undersea fiber optic cable systems, TyCom competes on a worldwide basis primarily against two other providers: Alcatel-Alsthom and KDD Submarine Cable Systems Inc. ("KDD"). Other smaller players compete on a more limited basis, either as subcontractors to other providers or as suppliers of regional or non-repeatered systems. Alcatel, like TyCom, is vertically integrated and produces its own cable, whereas KDD utilizes a Japanese cable manufacturer. Participants in this market compete on the basis of, among other things, price, technology, time-to-market, the provision of financing and regional and long-term relationships. In the future, we will be offering less of our cable system design, manufacturing and installation capacity to our customers, and our existing competitors and potential new cable system suppliers will play a more significant role in the undersea cable system market.

    As a provider of undersea cable maintenance, TyCom competes primarily with Global Marine Systems Ltd., a subsidiary of Global Crossing Ltd. as well as Alcatel and KDD.

    There are a number of companies that are pursuing the deployment of global fiber optic networks, including Global Crossing, FLAG Telecom, Teleglobe, 360networks and 1Cybernetworks. There are other companies that are or will be selling bandwidth capacity on various shorter distance undersea cable networks. As TyCom deploys the TGN, it will face competition in the sale of bandwidth capacity from existing and planned fiber optic cable networks, as well as satellite providers and, on certain routes, terrestrial networks. In addition, the first phase of the TGN will compete with certain of TyCom's customers, including Global Crossing, 360networks, and various participants in cable system consortia. The planned expansion of the TGN beyond the first phase will likely also result in competition with these customers as well as some of TyCom's other customers. Bandwidth customers, such as large telecommunications service providers, often have ownership interest in networks that may cause them to favor purchasing capacity on their own networks rather than on the TGN.

III. HEALTHCARE AND SPECIALTY PRODUCTS

    Tyco has a strong leadership position in the medical products and plastics industries. Our products include:

    - a wide variety of disposable medical products, including wound care products, syringes and needles, sutures and surgical staplers, incontinence products, electrosurgical instruments and laparoscopic instruments;

    - flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives, and plastic garment hangers; and

    - ADT Automotive's auto redistribution services (which was sold on October 6, 2000).

    The principal divisions in the Healthcare and Specialty Products segment are Tyco Healthcare Group, Tyco Plastics and Adhesives and ADT Automotive.

    TYCO HEALTHCARE GROUP

    The Tyco Healthcare Group consists of four primary business units including Kendall Healthcare, Tyco Healthcare International, U.S. Surgical Corporation and ValleyLab.

    Kendall Healthcare, which is comprised of Kendall, Sherwood-Davis & Geck, Kendall-LTP, Graphic Controls and Confab, manufactures and markets worldwide a broad range of needles, syringes, electrodes and wound care, specialized paper and film, vascular therapy, urological care, incontinence care and other nursing care products to hospitals and to alternate site healthcare customers. Its Confab unit sells store brand baby diapers and incontinence and feminine hygiene products through retail outlets in the United States and Canada.

    Kendall Healthcare distributes its products in the United States through its own sales force and through a network of more than 250 independent distributors. The sales force is divided into five groups: vascular therapy products, medical and surgical products, alternate site markets, Kendall-LTP and Confab.

    Tyco Healthcare's competitors include Johnson & Johnson, Becton Dickinson, Bard and Smith and Nephew, among others.

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

    Kendall-LTP, which includes Graphic Controls, manufactures and sells a variety of disposable medical products, specialized paper and film products. These include medical electrodes and gels for monitoring and diagnostic tests and hydrogel wound care products, which are used primarily in critical care, physical therapy and rehabilitative departments in hospitals. Graphic Controls also sells operating room kits, sharps containers and other operating room related products.

    Tyco Healthcare International is responsible for the manufacturing, marketing, distribution and export of the Tyco Healthcare Group products outside of the United States. Tyco Healthcare International markets directly to hospitals and medical professionals, as well as through independent distributors. With a presence in more than 75 countries, its operations are organized primarily into three geographic regions, Europe, Latin America and the Asia-Pacific region, although the mix of product lines offered varies from country to country.

    U.S. Surgical, a leader in innovative wound closure products and laparoscopic instrumentation, develops, manufactures and markets its products to hospitals throughout the world. Its products include surgical staplers, sutures, disposable laparoscopic instrumentation, in addition to numerous other products used in surgical and medical specialties including spine surgery, cardiovascular surgery, cancer biopsies and orthopedic surgery.

    ValleyLab is a leading manufacturer and marketer of electrosurgical and ultrasonic surgical products used in open and minimally invasive surgical procedures. Additional product lines relate to radio frequency energy and vessel sealing technology.

    In October 2000, we acquired Mallinckrodt Inc. ("Mallinckrodt"), a global company whose products are used primarily for respiratory care, diagnostic imaging and pain relief. Mallinckrodt is the leader in the global respiratory care markets, alternate care markets, diagnostic imaging, and bulk pharmaceuticals. Mallinckrodt's products are sold to hospitals and alternate care sites, clinical laboratories, pharmaceutical manufacturers and other customers on a worldwide basis.

    TYCO PLASTICS AND ADHESIVES

    Tyco Plastics & Adhesives consists of Tyco Plastics, A&E Products, Tyco Adhesives and Ludlow Coated Products.

    TYCO PLASTICS

    Tyco Plastics manufactures polyethylene based films, packaging products, bags and sheeting in a wide range of size, gauge, strength, stretch capacity, clarity and color. Tyco Plastics extrudes low density, high density and linear low density resin purchased in pellet form, incorporating such additives as color, slip and anti-block. Manufacturing facilities are located in all regions of the US to insure proper customer service and competitive transportation costs.

    Tyco Plastics Products include: Ruffies-Registered Trademark-, a national brand consumer trash bag sold to mass merchants, grocery chains and other retail outlets and Film-Gard-Registered Trademark-, a leading plastic sheeting product sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard products are sold for various uses, including painting, renovation, construction, landscaping and agriculture.

    Tyco Plastics sells it product directly to the retailer for resale, to distributors for resale or directly to end-users. Tyco Plastics competes with other nationally recognized brands and also many smaller regional producers on the basis of price, delivery, breadth of product line and specialized product capabilities.

    LUDLOW COATED PRODUCTS

    Ludlow Coated Products produces protective packaging and other materials made of coated or laminated combinations of paper, polyethylene and foil. Coated packaging materials provide barriers against grease, oil, light, heat, moisture, oxygen and other contaminants. The division produces structural coated and laminated products such as plastic coated kraft, linerboard and bleached boards for rigid urethane insulation panels, automotive components and wallboard panels. Other product applications include packaging for photographic film, frozen foods, health care products, electrical and metallic components, agricultural chemicals, cement and specialty resins. Ludlow is also the dominant supplier of thin wall insulative sheathing and a major producer and supplier of breathable housewrap for the building industry.

    Ludlow markets its laminated and coated products through its own sales force and through independent manufacturers' representatives. Ludlow competes with many large manufacturers of laminated and coated products on the basis of price, service, marketing coverage and custom application engineering. It has various specialized competitors in different markets.

    TYCO ADHESIVES

    The Tyco Adhesives division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection products for oil, gas and water pipelines. Other industrial applications include tapes and adhesive films and laminations used in the automotive industry for wire harness wraps, sealing and other purposes, in the aerospace industry, in the heating, ventilation and air conditioning (HVAC) industry and in the medical industry. Tyco Adhesives also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide and manufacturers cloth and medical tapes for Tyco Healthcare and others. Tyco Adhesives' Betham division develops and markets custom pressure sensitive adhesives and coatings, principally for the automotive, medical and specialty markets.

    Tyco Adhesives generally markets its corrosion protection products directly to its customer base, working with international engineering and construction companies and the owners and operators of pipeline transportation facilities. Tyco Adhesives sells its other industrial products either directly to major end users or through diverse distribution channels, depending upon the industry being supplied. Products are sold under the Polyken-Registered Trademark-, Nashua Tape-Registered Trademark-, Raychem-Registered Trademark-, Betham-Registered Trademark- and National-TM- brand names.

    A&E PRODUCTS

    A&E Products Group L.P. manufactures and sells garment hangers throughout the world and associated apparel products and packing materials to garment manufacturers and merchants in the Americas. The majority of A&E Products' clientele are garment manufacturers, national, regional and local retailers, as well as merchants.

    Garment manufacturers place their apparel on A&E hangers before shipping to retail outlets. Retailers purchase customized hanger designs created and manufactured for them exclusively by A&E Products as well as a standard line of hangers to save time and money. A&E Products also produces a line of plastic hangers available for sale to the private customer.

    In addition to the manufacturing and selling of new hangers, A&E Products also operates hanger-recycling facilities in the United States and Europe. Used hangers are bought from various retailers; they are then sorted, processed and repackaged for sale back to the general marketplace.

    ADT AUTOMOTIVE

    In October 2000, we sold our ADT Automotive business, which performed auto redistribution services.

IV. FIRE AND SECURITY SERVICES

    Tyco is the world's leading provider of fire protection and electronic security services. Our products and services include:

    - designing, installing and servicing of a broad line of fire detection, prevention and suppression systems;

    - providing electronic security installation and monitoring services; and

    - manufacturing and servicing of fire extinguishers and related products.

    FIRE PROTECTION CONTRACTING AND SERVICES

    Operating under several trade names including Grinnell, Wormald, Mather & Platt, Total Walther, O'Donnell Griffin, Dong Bang, Ansul and Tyco, we design, fabricate, install and service automatic fire sprinkler systems, fire alarm and detection systems, and special hazard suppression systems in buildings and other installations. Tyco's fire protection contracting and service business utilizes a worldwide network of sales offices.

    We install fire protection systems in both new and existing structures. Typically, the contracting businesses bid on contracts for fire protection installation which are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings has grown as a result of legislation mandating the installation of fire protection systems and also as a result of lower insurance premiums available to structures with automatic sprinkler systems. We continue to focus on system maintenance and inspection, which has become a more significant part of the business.

    The majority of the fire suppression systems installed by Tyco are water-based. However, we are also the world's leading provider of custom designed hazard fire protection systems which incorporate various specialized non-water agents such as foams, dry chemicals and gases. Systems using agents other than water are especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications. We hold exclusive manufacturing and distribution rights in several regions of the world for INERGEN-Registered Trademark- fire suppression products. INERGEN is an alternative to the ozone depleting agent known as halon and consists of a mixture of three inert gases designed to effectively extinguish fires without polluting the environment, damaging costly equipment or harming people.

    In Australia, New Zealand and Asia, Tyco also engages in the installation of electrical wire and related electrical equipment in new and existing structures and provides specialized electrical contracting services, including applications for railroad and bridge construction, primarily through its O'Donnell Griffin division.

    Substantially all of the mechanical components (and, in North America, a high proportion of the pipe) used in the fire protection systems installed by us are manufactured by us. We also have fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation. We have developed our own computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates the fabrication and delivery of system components.

    Generally, competition in the fire protection business varies by geographic location. In North America, Tyco competes with hundreds of smaller contractors on a regional or local basis for the installation of fire suppression and fire alarm and detection systems. Many of the regional and local competitors employ non-union labor. In Europe, Tyco competes with many regional or local contractors on a country by country basis. In Australia, New Zealand and Asia, we compete with a few large fire protection contractors as well as with many smaller regional or local companies. Tyco competes for fire protection contracts primarily on the basis of price, service and quality.

    ELECTRONIC SECURITY SERVICES

    We provide electronic security services principally under the ADT trade name and also under other trade names including Alarmguard, Thorn Security, Total Walther, Holmes Protection, CIPE, CAPS, Zettler, Sonitrol, TEPG and Armourguard. We provide electronic security services primarily in North America, Europe, the Middle East, the Asia-Pacific region and Latin America.

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

    We provide electronic security services to both commercial and residential customers. Our commercial customers include financial institutions, industrial and commercial businesses, facilities of federal, state and local government departments, defense installations, and health care and educational facilities. We provide residential electronic security services primarily in North America and Europe, with a growing presence in the Asia-Pacific region. Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage.

    We also offer event monitoring and inspection services. We are the global leader for the supply of event monitoring in the security industry. In addition to the traditional monitoring of a burglar alarm system, Tyco monitors fire alarms, heating services, medical alert systems, and activity where around the clock monitoring and response is required. We also offer regular inspection and maintenance services so that systems will function appropriately and are upgraded as technology or risk profiles change.

    Our electronic security systems and products are tailored to our customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television ("CCTV") systems. Systems may be monitored by the customer at its premises or connected to one of our monitoring centers. In either case, we usually provide support and maintenance through service contracts. It has been our experience that commercial and residential contracts are generally renewed after their initial terms. Contract discontinuances occur principally as a result of customer relocation or closure. Systems installed at commercial customers' premises may be owned by us or by our customer. We usually retain ownership of standard residential systems, but more sophisticated residential systems are usually purchased by our customers.

    We market our electronic security services to commercial and residential customers through a direct sales force and an authorized dealer network. Commercial customers are serviced by a separate national accounts sales force. We also utilize advertising, telemarketing and direct mail to market our services.

    The electronic security services business in North America is highly competitive, with a number of major firms and approximately 12,000 smaller regional and local companies. Tyco also competes with several national companies and several thousand regional and local companies in Europe, the Middle East, the Asia-Pacific region and Latin America. Competition is based primarily on price in relation to quality of service. We believe that the quality of our electronic security services is higher than that of many of our competitors and, therefore, our prices may be higher than those charged by our competitors.

    In December 2000, we agreed to acquire Simplex Time Recorder Co. ("Simplex"). Simplex manufactures fire and security products and communications systems including control panels, detection devices and system software. Simplex also installs, monitors and services fire alarms, security systems and access control systems.

    MANUFACTURING

    Our Ansul subsidiary manufactures and sells various lines of dry chemical, liquid and gaseous portable fire extinguishers and related agents for industrial, government, commercial and consumer applications. Ansul also manufactures and sells special hazard fire suppression systems designed for use in restaurants, marine applications, mining applications, the petrochemical industry, confined industrial spaces and commercial spaces housing electronic and other delicate equipment. Ansul also manufactures spill control products designed to absorb, neutralize and solidify spills of various hazardous materials.

    Our Fire and Security Services segment manufactures certain alarm, detection and activation devices and central monitoring station equipment which is both installed by our own units and sold to other installers of alarm and detection devices. Otherwise, we do not manufacture the electronic security system components which we install, although we do provide our own specifications to manufacturers for certain security system components and undertake some final assembly work in respect of more sophisticated systems. These products are manufactured primarily outside of the United States.

V.  FLOW CONTROL PRODUCTS AND SERVICES

    Tyco is the world's leading manufacturer of industrial valves and controls. Our products and services include:

    - a full line of valves and related products for industrial and process control including butterfly, gate, globe, check, ball, plug, safety relief, knife-gate, instrumentation, sampling, and other valves as well as actuators, positioners, couplings and related products, which are used to transport, control and sample liquids, gases, powders and other substances;

    - pipe and tubular products, made primarily from steel, ductile iron and plastic and utilized in the mechanical tubing, construction, automotive, water distribution, fencing products and other markets;

    - electrical raceway products, including steel conduit, pre-wired armored cable, flexible conduit, steel support systems and fasteners, cable tray and cable ladder;

    - a broad range of consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and infrastructure markets; and

    - fire sprinkler devices, specialty valves, steel pipe, plastic pipe and fittings and pipe couplings used in commercial, residential and industrial fire protection systems.

MANUFACTURING AND SERVICES

    VALVES AND CONTROLS

    Tyco Flow Control manufactures a wide variety of standard and highly specialized valves and related products on a worldwide basis in a variety of configurations, body types, materials, pressure ratings and sizes. The group also manufactures related equipment and products such as valve actuators, gauges, positioners, valve control systems, vapor control products, heat tracing and leak detection systems and other related products. These products are manufactured in Tyco's facilities located throughout North America, Europe, South America and the Asia-Pacific region. The group's valves and related products are used in power generation, chemical, petrochemical, oil and gas, water distribution, wastewater, pulp and paper, commercial irrigation, mining, industrial process, food and beverage, plumbing, HVAC and other applications. Tyco Flow Control also provides engineering, design, inspection, repair and commissioning services.

    Tyco's valves and related products are sold under several trade names, including Keystone, Grinnell, Hindle, KTM, Flow Control Technologies, Gachot, Richards, Sapag, Winn, Vanessa, Raimondi, Fasani, Sempell, Descote, Klein, Biffi, Morin Actuators, Westlock Controls, Crosby, Anderson Greenwood, Yarway, Valvtron, Neotecha, Belucci, Intecva, Bayard, Belgicast, Whessoe Varec and many others. Tyco Flow Control sells heat tracing products and services under the Raychem HTS, Tracer Industries, Accutron and Isopad names.

    PIPE AND TUBULAR PRODUCTS

    Tyco Flow Control manufactures steel pipe and tubular products at a number of locations in North America, the United Kingdom, Brazil and Australia.

    Allied Tube & Conduit ("Allied") is the leading North American manufacturer of steel tubular products including (i) mechanical tubing in a wide assortment of shapes and sizes for a variety of industrial and commercial applications,
(ii) tubing products for the residential, industrial and commercial fence market, and (iii) light wall steel trusses and studs for the residential and commercial construction industry. Other specialty products include steel signposts, welded steel fittings, welded and roll formed carbon steel tubing and shapes, and stainless steel razor tape.

    Tyco Flow Control manufactures and distributes welded and drawn steel tube products in the United Kindgom under the trade names of Newman Monmore, Newman Phoenix, Tyco Tube Components and HUB LeBas. We manufacture specialty steel strip products under the JB&S Lees, Firth Cleveland Steel Strip and Ductile Stourbridge trade names and also in Brazil under the trade name of Frefer. In Australia, Tyco Flow Control manufactures ductile and steel pipe, steel fittings, valves and related products primarily for the water industry at several locations under the trade name Tyco Water. We also manufacture a line of plastic pipe and fittings in Australia and Malaysia.

    ELECTRICAL PRODUCTS

    Tyco Flow Control manufactures electrical raceway and related products in North America, Europe and the Asia-Pacific region. Our products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, Allied is the leading manufacturer of steel electrical conduit and AFC Cable Systems is the leading manufacturer of steel and aluminum pre-wired armored cable. Georgia Pipe manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the Powerstrut, Unistrut and T.J. Cope trade names. We also manufacture metal framing and support products in Europe, which we sell under the Unistrut trade name. In Australia and Asia, we manufacture and sell these products under the Unistrut, A.C.S. and other trade names. We manufacture specialty fastening products in the United Kingdom under the Lindapter trade name.

    ENGINEERING SERVICES

    Through its Earth Tech subsidiary, the Flow Control group provides a broad range of environmental, consulting and engineering services. Earth Tech's principal services consist of full-spectrum water, wastewater, environmental and hazardous waste management services. These services include infrastructure design and construction services for institutional, civic, commercial and industrial clients; design, construction management, project financing and facility operating services for water and wastewater treatment facilities for municipal and industrial clients; and transportation engineering and consulting.

    Earth Tech operates through a network of offices in the United States, Canada, the United Kingdom and Brazil.

    FIRE PROTECTION PRODUCTS

    The Flow Control group manufactures, sells and distributes a wide variety of products utilized by fire protection contractors and fabricators of fire protection systems. These products include a complete line of fire sprinkler devices, valves, plastic pipe and pipe fittings and ductile iron pipe couplings. We sell these products to third parties as well as to our fire protection contracting businesses on an arms-length basis. We manufacture our products in the United States, the United Kingdom, Germany, China and Malaysia and sell them under the Central Sprinkler, GEM Sprinkler, Star Sprinkler and Spraysafe trade names. In North America, Allied also manufactures and sells a complete line of steel pipe for use in fire protection systems.

SALES AND DISTRIBUTION

    We sell valves and related products in some locations directly by an internal sales force and in other geographical areas by a network of independent distributors and manufacturer's representatives. The valve industry is highly fragmented and we compete against a number of international, national and local manufacturers as well as against specialized manufacturers on the basis of price, delivery, breadth of product line and specialized product capability.

    Allied competes for the sale of steel pipe and tube with other United States and non-United States producers. The group's pipe and tubular products manufactured in the United Kingdom, Australia and Brazil compete primarily with other local and national producers in those countries. Competition is based on price, service and breadth of product line. Competition for fence products is principally from national and regional United States producers and to a lesser extent from non-United States companies on the basis of price, service and distribution. Allied competes with many small regional manufacturers for the sale of specialized industrial tubing on the basis of price and breadth of product line. The group's electrical raceway and related products are sold through independent distributors and agents. Competition for electrical products is from local and national companies in each country on the basis of price, delivery and service. Earth Tech competes with a number of international, national, regional and local companies on the basis of price and the breadth and quality of their services.

    For fire protection products in the United States, Central Sprinkler maintains a network of distribution facilities which stock and sell a full line of fire protection products directly to contractors and installers. GEM Sprinkler and Star Sprinkler sell fire protection products through a network of independent distributors. In Canada, Central America, South America and the Asia-Pacific region, we sell fire protection products through independent distribution and in some cases directly to fire protection contractors. In Europe and the Middle East, we operate a number of company owned distribution facilities which stock and sell a full line of fire protection, mechanical and other flow control products. Competition for the sale of fire products is based on price, delivery, breadth of product line and specialized product capability. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

BACKLOG

    At September 30, 2000, we had a backlog of unfilled orders of approximately $8,214.8 million, compared to a backlog of approximately $7,581.1 million as of September 30, 1999. We expect that approximately 86% of our backlog at September 30, 2000 will be filled during the year ending September 30, 2001. Backlog by industry segment is as follows ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Telecommunications..........................................  $2,941.7   $3,535.4
Electronics.................................................   2,335.7    1,439.1
Flow Control Products and Services..........................   1,711.4    1,516.5
Fire and Security Services..................................   1,134.9      986.6
Healthcare and Specialty Products...........................      91.1      103.5
                                                              --------   --------
                                                              $8,214.8   $7,581.1
                                                              ========   ========

    The decrease in backlog within the Telecommunications segment is due to TyCom devoting a substantial portion of its resources to designing and manufacturing the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. Within the Electronics segment, backlog increased principally due to an increase in demand for the products manufactured by AMP and Raychem, and to a lesser extent, the effect of acquisitions. Within the Flow Control Products and Services segment, the increase was principally due to increased backlog at Earth Tech, related to new contract bookings and water and waste water facility contracts, and an increase in demand for its valves and control products. Within the Fire and Security Services segment, backlog increased principally due to long-term service contracts in the Australian fire protection business and, to a lesser extent, the effect of acquisitions. Backlog in the Healthcare and Specialty Products segment is not indicative of the level of sales activity. Backlog in this segment generally represents unfilled orders which are shipped shortly after puchase orders are received.

PROPERTIES

    Our operations are conducted in facilities throughout the world aggregating some 74.8 million square feet of floor space, of which approximately
39.9 million square feet are owned and approximately 34.9 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations as well as sales and marketing, engineering and administrative offices.

    The Electronics segment has manufacturing facilities in North America, Central and South America, Europe and Asia. The group occupies some
31.6 million square feet, of which 18.9 million square feet are owned and
12.7 million square feet are leased.

    The Healthcare and Specialty Products segment has manufacturing facilities in North America, Europe and Asia. The group occupies some 20.5 million square feet, of which 11.9 million square feet are owned and 8.6 million square feet are leased.

    The Flow Control Products and Services segment has manufacturing facilities, warehouses and distribution centers throughout North America, Europe, Australia, Asia and Central and South America. The group occupies some 7.8 million square feet, of which 5.8 million square feet are owned and 2.0 million square feet are leased.

    Within the Fire and Security Services segment, the fire protection contracting and service business operates through a network of offices located in North America, Central America, South America, Europe, the Middle East and Asia-Pacific regions. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand and South Korea. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in North America, Europe, the Asia-Pacific region and Latin America. The environmental services business operates through a network of offices throughout North America. The group occupies some 13.4 million square feet, of which 2.5 million square feet are owned and 10.9 million square feet are leased.

    The Telecommunications segment has manufacturing and storage facilities in North America, Hawaii, St. Croix, Guam and Spain, and sales and administrative offices in Bermuda, North America, Singapore, Spain and France. The group occupies some 1.5 million square feet, of which 0.8 million square feet are owned and 0.7 million are leased.

    In the opinion of management, Tyco's properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 17 to Consolidated Financial Statements for a description of our rental obligations.

RESEARCH AND DEVELOPMENT

    The amounts expended for Tyco-sponsored research and development during Fiscal 2000, Fiscal 1999, and Fiscal 1998 were $527.5 million, $450.5 million and $511.4 million, respectively. Customer-funded research and development expenditures were $18.6 million, $4.6 million and $6.8 million, respectively.

    Approximately 7,900 full-time scientists, engineers and other technical personnel are engaged in our product research and development activities.

    Research activity at TyCom involves the continuing design and development of processes for the next generation of undersea fiber optic cable. Activity at Tyco Electronics focuses on new product development and a continual expansion of technical capabilities. Tyco Healthcare focuses on acquiring rights to new products and technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies. Research activity in the Fire and Security Services and Flow Control Products and Services segments is related to improvements in hydraulic design which controls the motion of fluids, resulting in new sprinkler devices and flow control products. Research and development activity at the specialty packaging companies involves new product applications.

RAW MATERIALS

    We are one of the largest buyers of steel and plastic resin in the United States. Other principal materials include copper, brass, plastic, gold, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the materials used in the Fire and Security Services segment and the Flow Control Products and Services segment, principally certain valves and fittings and security systems, are purchased for installation in fire protection systems or for distribution. Materials are purchased both inside and outside of the United States from a large number of independent sources. There have been no shortages in materials which have had a material adverse effect on our businesses.

PATENTS AND TRADEMARKS

    We own a number of patents which principally relate to electrical and electronic products, healthcare and specialty products, fire protection devices, electronic security systems, flow control products, pipe and tubing manufacture, and cable manufacture. We also own a number of trademarks and are a licensee under a number of patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management, the loss of any single patent or group of patents would not materially affect the conduct of the business in any of our segments. The patents and licenses have remaining lives of from one to twenty years. Kendall, part of Tyco Healthcare, sells certain products under trade names owned by its suppliers and packages certain products under customer trademarks and labels.

EMPLOYEES

    Tyco employed approximately 202,000 persons at September 30, 2000, of which approximately 90,000 are employed in the United States and 112,000 outside the United States. These amounts exclude approximately 13,000 persons who work for Mallinckrodt Inc., which we acquired in October 2000. We have collective bargaining agreements with labor unions covering approximately 36,000 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions and with our employees are generally satisfactory. In April 1994, following lengthy negotiations, contracts between our Grinnell Corporation ("Grinnell") subsidiary and a number of local unions affiliated with the United Association of Plumbers and Pipefitters were not renewed. Employees in those locations, representing 64 percent of Grinnell Fire Protection's North American union employees at the time of their strike in 1994, continue to be on strike. Grinnell has continued to operate with former union members who have crossed over and with replacement workers. The labor action is still pending. The action has not had, and is not expected to have, any material adverse effect on our business or results of operations.

ENVIRONMENTAL MATTERS

    We make a substantial effort to operate our facilities in compliance with laws relating to the protection of the environment. Compliance has not had and is not expected to have a material adverse effect upon our capital expenditures, earnings or competitive position.

    We believe that, consistent with applicable laws and regulations, we exercise due care and take appropriate precautions in the management of wastes. We have received notification from the United States Environmental Protection Agency, and from certain state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous wastes require cleanup and other possible remedial action.

    We also have a number of projects underway at several of our manufacturing facilities in order to comply with environmental laws. In addition, we remain responsible for certain environmental issues at manufacturing locations sold by us. These projects relate to a variety of activities, including solvent and metal contamination clean up and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements.

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience with the foregoing environmental matters, we have concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these issues in an aggregate amount in the range of $32.9 million to $95.2 million. As of September 30, 2000, we had concluded that the most probable amount which would be incurred within this range was $68.3 million, $35.4 million of such amount is included in accrued expenses and other current liabilities and $32.9 million is included in other long-term liabilities in the Consolidated Balance Sheet. Based upon information available to us, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including Tyco, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which we have assumed that one of the identified responsible parties will be unable to pay the cost apportioned to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of our financial position and reserves for environmental matters of $68.3 million, we have concluded that our payment of such estimated amounts will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2. PROPERTIES

    See Item 1. "Business--Properties" for information relating to the Company's owned and leased properties.

ITEM 3. LEGAL PROCEEDINGS

SECURITIES LITIGATION

    Beginning on December 9, 1999, Tyco and two Tyco executive officers were named as defendants in thirty-eight substantially identical class action lawsuits that were filed in various federal courts seeking damages on account of alleged violations of the securities laws in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. All of the cases have been consolidated for pretrial purposes before the United States District Court for the District of New Hampshire.

    The Court has selected lead plaintiffs. A Second Amended Class Action Complaint and Jury Trial Demand was filed on November 2, 2000, purporting to name two additional Tyco officers and a Tyco Director as defendants. In the Second Amended Complaint, plaintiffs seek certification of a class of persons who purchased or acquired Tyco securities during the period from October 1, 1998, through December 8, 1999, as well as certification of certain subclasses. The plaintiffs seek money damages and/ or rescission. The Court has set a schedule for briefing a motion to dismiss this action.

TYCO SUBMARINE SYSTEMS LTD./GLOBAL CROSSING LITIGATION

    TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.), a subsidiary of Tyco, is named as the defendant in an action brought in the United States District Court for the Southern District of New York on May 22, 2000 by Global Crossing Ltd. and its subsidiary South American Crossing (Subsea) Ltd. The complaint alleges that, in connection with the development of a South American subsea cable system to be owned by South American Crossing
(Subsea) Ltd., TyCom (US) Inc. misappropriated trade secrets, committed fraud, breached several alleged agreements, and defamed South American Crossing (Subsea) Ltd. Plaintiffs seek damages, including punitive damages, in excess of $1 billion, attorneys' fees and costs, and declarative and injunctive relief.

    TyCom (US) Inc. has answered the complaint, denying its material allegations and raising various defenses to plaintiffs' claims. Additionally, TyCom
(US) Inc. has asserted counterclaims that South American Crossing
(Subsea) Ltd., at the instance of Global Crossing Ltd., breached the parties' construction contract. TyCom (US) Inc. seeks damages of not less than $150 million and attorneys' fees and costs, as well as declarative relief. Plaintiffs have replied to the counterclaims and denied the material allegations therein.

    The Court has set February 28, 2001, as the date for completion of all party and third-party fact discovery.

TYCO SUBMARINE SYSTEMS LTD./GLOBAL CROSSING ARBITRATION

    TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.), a subsidiary of Tyco, is named as the defendant in an arbitration proceeding that was commenced on May 22, 2000 by Atlantic Crossing Ltd., GT Landing Corp., GT U.K. Ltd., Global Telesystems GmbH, and GT Netherlands BV (all subsidiaries of Global Crossing Ltd.) under the international rules of the American Arbitration Association. In the notice of arbitration, claimants assert that TyCom
(US) Inc. breached an alleged duty of loyalty and three agreements between the parties relating to the Atlantic Crossing-1 subsea cable system. Claimants seek unspecified monetary damages and declarative and injunctive relief. The parties have since agreed to terminate one of the agreements at issue (the operations, administration and maintenance agreement) in exchange for mutual releases, payments to TyCom (US) Inc. of approximately $19 million, and a dismissal from the arbitration of claims arising out of that agreement.

    TyCom (US) Inc. has responded to claimants' notice of arbitration, denying the claims therein and asserting counterclaims for claimants' breaches of the parties' agreements by refusing to pay certain costs, expenses, and commissions due and owing to TyCom (US) Inc. TyCom (US) Inc. seeks the denial of all relief sought by claimants, full disclosure and an accounting of certain contracts, damages of more than $188 million, and an award of interest and other costs. On July 24, 2000, claimants replied to TyCom (US) Inc.'s statement of defenses and counterclaims, denying the material allegations therein.

    A panel of three arbitrators has been appointed. Hearings in the arbitration are scheduled to commence on December 18, 2000. Pursuant to the parties' commission sharing agreement, the parties have, at the arbitrators' direction, agreed on an independent auditor who is examining the amount of sales commissions owing to TyCom (US) Inc. under the parties' agreements.

TYCO SUBMARINE SYSTEMS LTD./IDT

    On January 31, 2000, IDT Europe B.V.B.A. filed a complaint in the United States District Court for the District of New Jersey asserting claims against TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.) and Tyco Group S.a.r.l., a Luxembourg subsidiary of Tyco International Ltd. The claims arose out of negotiations conducted by Tyco Group S.a.r.l. with IDT Europe B.V.B.A., a Belgian corporation, concerning the possible formation of a joint venture for the development of an undersea fiber optic telecommunications system to be supplied by TyCom (US) Inc., which the complaint alleged was to be substantially similar to the proposed TyCom Global Network. The plaintiff, IDT Europe B.V.B.A., alleged that Tyco Group S.a.r.l. breached a Memorandum of Understanding dated November 9, 1999 (which expired in December 1999), and alleged implied covenants of good faith and fair dealing and made various other claims. The plaintiff sought, among other relief such as attorneys' fees and costs, specific performance of Tyco Group S.a.r.l.'s alleged obligation to negotiate and execute such agreements, as well as compensatory and punitive damages. With respect to TyCom (US) Inc., the plaintiff alleged breach of an agreement by which the plaintiff reserved manufacturing capacity for the cable system and authorized the undertaking of certain long-lead time activities. Plaintiff also alleged that TyCom (US) Inc. failed to negotiate in good faith a system supply agreement for the cable system. The plaintiff sought, among other relief such as attorneys' fees and costs, compensatory damages of $1 billion, punitive damages of $3 billion and injunctive relief precluding TyCom (US) Inc. from undertaking any business activity contrary to the terms of the Instruction to Proceed. On June 5, 2000, the court granted Tyco Group S.a.r.l. and TyCom
(US) Inc.'s motion to dismiss.

    On March 24, 2000, Tyco Group S.a.r.l., TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against IDT Europe B.V.B.A. and IDT Corporation

(collectively "IDT"). The complaint alleged that IDT filed a baseless lawsuit in federal court in New Jersey, improperly disclosed confidential information to the press and otherwise engaged in a pattern of conduct with the purpose and effect of obstructing efforts to build the TyCom Global Network and to finance it principally through the initial public offering of TyCom shares. The complaint demanded compensatory damages of at least $1 billion, punitive damages and declaratory and injunctive relief. On June 19, 2000, the court denied IDT Corporation's motion to dismiss and referred IDT Europe B.V.B.A.'s motion to dismiss to a referee to hear and report with recommendations.

    On June 13, 2000, IDT Europe B.V.B.A. filed a complaint in the Superior Court of New Jersey, Law Division, Morris County, against Tyco Group (S.a.r.l.), TyCom (US) Inc., Tyco International Ltd., and Tyco International (US) Inc. The complaint made factual allegations similar to those previously asserted in the federal complaint in the United States District Court for the District of New Jersey, along with additional allegations regarding, among other things, a purported agreement between TyCom (US) Inc. and Global Crossing. The complaint asserted claims, similar to those previously asserted in the complaint in federal court. The plaintiff sought, among other relief such as attorneys' fees and costs, specific performance, compensatory damages of $1 billion, punitive damages of $3 billion and injunctive relief. On August 18, 2000, the Court granted the defendants' motion to dismiss without prejudice, and on the condition that defendants may not defend any subsequent action by plaintiff upon the grounds of statute of limitations.

    On October 10, 2000, Tyco Group (S.a.r.l.), TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc., and TyCom Ltd. entered into a Settlement Agreement with IDT Europe B.V.B.A. and IDT Corporation which encompasses all actual and potential claims asserted in the actions before the United States District Court for the District of New Jersey, the Supreme Court of the State of New York, County of New York, and the Supreme Court of New Jersey, Law Division, Morris County. Under the terms of the Settlement Agreement, TyCom Ltd. granted IDT Europe B.V.B.A. rights to use a certain limited amount of capacity on the transatlantic and transpacific segments of the first phase of the TGN free of charge.

    Tyco has agreed to indemnify TyCom (US) Inc. for certain losses and expenses with respect to the claims brought in these federal litigation and arbitration proceedings, excluding losses and expenses arising out of any award of injunctive relief.

    See also the discussions under Item 1. "Business--Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Tyco's executive officers and executive officers of certain subsidiaries are as follows (1):

    L. Dennis Kozlowski, age 54, Chairman of the Board, President and Chief Executive Officer since July 1997. Chairman of the Board of Former Tyco from January 1993 to July 1997; Chief Executive Officer of Former Tyco since
July 1992, President of Former Tyco since 1989; associated with Former Tyco since 1975.

    Mark A. Belnick, age 54, Executive Vice President and Chief Corporate Counsel since September 1998. Prior to joining Tyco, Mr. Belnick was a Senior Partner at the international law firm of Paul, Weiss, Rifkind, Wharton & Garrison since 1987.

    Jerry R. Boggess, age 56, President of Tyco Fire and Security Services since August 1993. Vice President of Former Tyco since February 1996; associated with Former Tyco since 1968.

    Neil R. Garvey, age 45, President and Chief Executive Officer of TyCom Ltd. since July 2000. President and Chief Executive Officer of Tyco Submarine Systems Ltd. from July 1997 to July 2000;

President of Simplex Technologies from July 1995 to June 1997; associated with Former Tyco since 1979.

    Juergen W. Gromer, age 55, President of Tyco Electronics since April 1999. Senior Vice President, Worldwide Sales and Service of AMP from 1998 to
April 1999; President, Global Automotive Division, and Corporate Vice President of AMP from 1997 to 1998; Vice President and General Manager of various divisions of AMP from 1990 to 1997.

    Stephen B. McDonough, age 47, President of Tyco Flow Control Products since November 2000. President of Tyco Plastics and Adhesives since May 1997; President of A&E Molded Products from January 1997 to May 1997; Vice President and General Manager of Ludlow Laminating and Coating from July 1991 to
January 1997; associated with Former Tyco since 1979.

    Richard J. Meelia, age 51, President of Tyco Healthcare Group since 1995. Group President of Kendall Healthcare Products Company from January 1991 to 1995.

    Mark H. Swartz, age 40, Executive Vice President and Chief Financial Officer since July 1997. Vice President and Chief Financial Officer of Former Tyco since February 1995; associated with Former Tyco since 1991.

------------------------

(1) In July 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd., a Massachusetts Corporation ("Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco International Ltd. Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US").

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

    The number of registered holders of Tyco's common shares at November 13, 2000 was 34,675.

    Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE"), the London Stock Exchange and the Bermuda Stock Exchange. The following table sets forth the high and low sales prices per Tyco common share as reported by the NYSE and the dividends paid on Tyco common shares, for the quarterly periods presented below. The price and dividends for Tyco common shares have been restated to reflect a two-for-one stock split distributed on October 21, 1999, which was effected in the form of a stock dividend.

                                       FISCAL 2000                          FISCAL 1999
                            ----------------------------------   ----------------------------------
                            MARKET PRICE RANGE                   MARKET PRICE RANGE
                            -------------------   DIVIDEND PER   -------------------   DIVIDEND PER
QUARTER                       HIGH       LOW      COMMON SHARE     HIGH       LOW      COMMON SHARE
-------                     --------   --------   ------------   --------   --------   ------------
First.....................  $53.8750   $23.0625     $0.0125      $39.5938   $20.1563     $0.0125
Second....................   53.2500    32.0000      0.0125       39.9688    33.7500      0.0125
Third.....................   51.3750    41.0000      0.0125       47.4063    35.1875      0.0125
Fourth....................   59.1875    45.5625      0.0125       52.9375    47.1250      0.0125
                                                    -------                              -------
                                                    $  0.05                              $  0.05
                                                    =======                              =======

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of Tyco as at and for the fiscal years ended September 30, 2000, 1999 and 1998, the nine-month fiscal period ended September 30, 1997 and the year ended December 31, 1996. This selected financial information should be read in conjunction with Tyco's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco, Former Tyco, Keystone, Inbrand (from January 1, 1997), USSC and AMP restated for all periods presented pursuant to the pooling of interests method of accounting. The selected financial data prior to January 1, 1997 do not reflect the results of operations and financial position of Inbrand, which was acquired in 1997 and accounted for under the pooling of interests method of accounting, due to immateriality. See Notes 1 and 2 to the Consolidated Financial Statements.

                                                                                 NINE MONTHS
                                                YEAR ENDED SEPTEMBER 30,            ENDED        YEAR ENDED
                                            ---------------------------------   SEPTEMBER 30,   DECEMBER 31,
                                             2000(1)     1999(2)     1998(3)     1997(4)(5)      1996(6)(7)
(IN MILLIONS, EXCEPT PER SHARE DATA)        ---------   ---------   ---------   -------------   ------------
Consolidated Statements of Operations
  Data:
  Net sales...............................  $28,931.9   $22,496.5   $19,061.7     $12,742.5       $14,671.0
  Operating income........................    5,474.4     2,190.8     1,948.1         125.8           587.4
  Income (loss) from continuing
    operations............................    4,520.1     1,067.7     1,168.6        (348.5)           49.4
  Income (loss) from continuing operations
    per common share:
    Basic.................................       2.68        0.65        0.74         (0.24)           0.02
    Diluted...............................       2.64        0.64        0.72         (0.24)           0.02
Cash dividends per common share(8)........                           See (9) below.
Consolidated Balance Sheet Data (End of
  Period):
  Total assets............................  $40,404.3   $32,344.3   $23,440.7     $16,960.8       $14,686.2
  Long-term debt..........................    9,461.8     9,109.4     5,424.7       2,785.9         2,202.4
  Shareholders' equity....................   17,033.2    12,369.3     9,901.8       7,478.7         7,022.6

------------------------

(1) Operating income in the fiscal year ended September 30, 2000 includes a net charge of $176.3 million, of which $1.0 million is included in cost of sales, for restructuring and other non-recurring charges, and charges of $99.0 million for the impairment of long-lived assets. See Notes 12 and 16 to the Consolidated Financial Statements. Income from continuing operations for the fiscal year ended September 30, 2000 includes a one-time pre-tax gain of $1,760.0 million related to the issuance of common shares by a subsidiary. See Note 15 to the Consolidated Financial Statements.

(2) Operating income in the fiscal year ended September 30, 1999 is net of charges of $1,035.2 million for merger, restructuring and other non-recurring charges, of which $106.4 million is included in cost of sales, and charges of $507.5 million for the impairment of long-lived assets related to the mergers with USSC and AMP and AMP's profit improvement plan. See Notes 12 and 16 to the Consolidated Financial Statements.

(3) Operating income in the fiscal year ended September 30, 1998 is net of charges of $80.5 million primarily related to costs to exit certain businesses in USSC's operations and restructuring charges of $12.0 million related to the continuing operations of USSC. In addition, AMP recorded restructuring charges of $185.8 million in connection with its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to its 1996 restructuring activities. See Note 16 to the Consolidated Financial Statements.

(4) In September 1997, Tyco changed its fiscal year end from December 31 to September 30. Accordingly, the nine-month transition period ended September 30, 1997 is presented.

(5) Operating income in the nine months ended September 30, 1997 is net of charges related to merger, restructuring and other non-recurring costs of $917.8 million and impairment of long-lived assets of $148.4 million primarily related to the mergers and integration of ADT, Former Tyco, Keystone, and Inbrand, and charges of $24.3 million for litigation and other related costs and $5.8 million for restructuring charges in USSC's operations. The results for the nine months ended September 30, 1997 also include a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of the submarine systems business of AT&T Corp.

(6) Prior to their respective mergers, ADT, Keystone, USSC and AMP had December 31 fiscal year ends and Former Tyco had a June 30 fiscal year end. The selected consolidated financial data have been combined using a December 31 fiscal year end for ADT, Keystone, Former Tyco, USSC and AMP for the year ended December 31, 1996.

(7) Operating income in 1996 includes non-recurring charges of $744.7 million related to the adoption of Statement of Financial Accounting Standards
    No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," $237.3 million related principally to the restructuring of ADT's electronic security services business in the United States and United Kingdom, $98.0 million to exit various product lines and manufacturing operations associated with AMP's operations and $8.8 million of fees and expenses related to ADT's acquisition of Automated Security (Holdings) plc, a United Kingdom company.

(8) Per share amounts have been retroactively restated to give effect to the mergers with Former Tyco, Keystone, Inbrand, USSC and AMP; a 0.48133 reverse stock split (1.92532 after giving effect to the subsequent stock splits) effected on July 2, 1997; and two-for-one stock splits distributed on October 22, 1997 and October 21, 1999, both of which were effected in the form of a stock dividend.

(9) Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 2, 1997, the date of the Former Tyco/ADT merger. Prior to the merger with ADT, Former Tyco had paid a quarterly cash dividend of $0.0125 per share of common stock since January 1992. ADT had not paid any dividends on its common shares since 1992. USSC paid quarterly dividends of $0.04 per share in the year ended September 30, 1998 and the nine months ended September 30, 1997 and aggregate dividends of $0.08 per share in 1996. AMP paid dividends of $0.27 per share in the first two quarters of the year ended September 30, 1999, $0.26 per share in the first quarter and $0.27 per share in the last three quarters of the year ended September 30, 1998, $0.26 per share in each of the three quarters of the nine months ended
    September 30, 1997 and aggregate dividends of $1.00 per share in 1996. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 81 to 98 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 81 to 98 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements and schedule are filed as part of this Annual Report:

    Financial Statements:

       Reports of Independent Accountants

       Consolidated Balance Sheets--September 30, 2000 and September 30, 1999

       Consolidated Statements of Operations for the fiscal years ended September 30, 2000, 1999 and 1998.

       Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, 1999 and 1998

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) and (2) Financial Statements and Schedules--see Item 8.

      (b) Exhibits

 2.1   Agreement and Plan of Merger, dated as of November 22, 1998, by and among Tyco International (PA) Inc., AMP Merger Corp.
       and AMP Incorporated, including guarantee of Tyco
       International Ltd. (Incorporated by reference to the
       Registrant's Form S-4 filed December 11, 1998.)
 2.2   Agreement and Plan of Merger, dated as of May 25, 1998, by and among Tyco International Ltd., T11 Acquisition Corp. and
       United States Surgical Corporation. (5)
 2.3   Agreement and Plan of Merger, dated as of May 19, 1999, by and among Tyco International Ltd., Tyco International (PA)
       Inc. and Raychem Corporation (Incorporated by reference to the Registrant's Form S-4 filed June 11, 1999).
 2.4   Agreement and Plan of Merger, dated June 28, 2000, by and
       among Tyco Acquisition Corp. VI (NV), EVM Merger Corp. and
       Mallinckrodt Inc. (Incorporated by reference to the
       Registrant's Form S-4 filed July 12, 2000)
 2.5   Agreement for the Purchase and Sale of Assets, dated
       November 13, 2000, by and between Lucent Technologies and
       Tyco Group S.a.r.L. (Filed herewith)
 2.6   Stock Purchase Agreement, dated January 13, 2000, by and
       between Manheim Auctions, Inc. and ADT General Holdings,
       Inc. (Filed herewith).
 3.1   Memorandum of Association (as altered) (Incorporating all
       amendments to May 26, 1992). (1)
 3.2   Certificate of Incorporation on change of name dated July 2,
       1997. (3)
 3.3   Bye-Laws (Incorporating all amendments to April 1, 1999).
       (6)
 4.1   Indenture dated as of July 1, 1995 among ADT Operations,
       Inc., ADT Limited and Bank of Montreal Trust Company, as
       trustee and the form of note included therein. (2)
 4.2   Indenture dated April 30, 1992 between Former Tyco and
       Security Pacific National Trust Company (New York)
       (Incorporated by reference to Former Tyco's Form 10-Q for
       the period ended March 31, 1992).
 4.3   First Supplemental Indenture dated April 30, 1992 between
       Former Tyco and Security Pacific National Trust Company (New
       York) (Incorporated by reference to Former Tyco's Form 10-Q for the period ended March 31, 1992).
 4.4   Second Supplemental Indenture, dated as of March 8, 1993,
       between Former Tyco and BankAmerica National Trust Company, as Trustee (Incorporated by reference to Tyco International
       Ltd.'s Form 8-K filed on March 8, 1993).
 4.5   Form of Indenture, dated as of June 9, 1998, among Tyco
       International Group S.A. (TIG), Tyco and The Bank of New
       York, as trustee. (7)
 4.6   Form of Supplemental Indenture No.1, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6 1/8% Notes due 2001 of the Company
       (including the form of Notes). (7)
 4.7   Form of Supplemental Indenture No.2, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6 3/8% Notes due 2005 of the Company
       (including the form of Notes). (7)
 4.8   Form of Supplemental Indenture No.3, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 7% Notes due 2028 of the Company (including the form of Notes). (7)
 4.9   Form of Supplemental Indenture No.4, dated as of June 9,
       1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6 1/4% Dealer remarketable
       securities(SM)(Drs.(SM)) due 2013 of the Company (including the form of Drs). (7)

 4.10  Form of Supplemental Indenture No.5, dated as of November 2,
       1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 5.875% Notes due 2004 of TIG. (8)
 4.11  Form of Supplemental Indenture No.6, dated as of November 2,
       1998, among TIG, Tyco and The Bank of New York, as trustee relating to the 6.125% Notes due 2008 of TIG. (8)
 4.12  Form of Supplemental Indenture No. 7, dated as of
       January 12, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the 6.125% due 2009 of TIG. (7)
 4.13  Form of Supplemental Indenture No. 8, dated as of
       January 12, 1999, among TIG, Tyco and The Bank of New York, as trustee relating to the 6.875% due 2029 of TIG. (7)
 4.14  Form of Supplemental Indenture No. 10, dated as of August
       31, 1999, among TIG, Tyco and The Bank of New York, as
       trustee relating to the Floating Rate Notes due 2001 of TIG.
       (9)
 4.15  Form of Supplemental Indenture No. 11, dated as of August
       31, 1999, among TIG, Tyco and The Bank of New York, as
       trustee relating to the 6.875% Notes due 2002. (9)
 4.16  Form of Supplemental Indenture No. 13, dated as of April 4,
       2000, among TIG, TIL and The Bank of New York, as trustee
       relating to the Euro 6 1/8% Notes due 2007. (9)
 4.17  Form of Indenture among United States Surgical Corporation
       ("USSC") and The Bank of New York, as trustee relating to
       the 7.25% Senior Debt Securities due 2008 of USSC
       (incorporated by reference to Exhibit 4(a) to USSC's Form
       S-3 (File No. 333-46239) filed March 6, 1998).
 4.18  Officer's Certificate, dated March 17, 1998, defining the terms of the debenture among USSC and The Bank of New York, as Trustee relating to the 7.25% Senior Debt Securities due
       2008 of USSC. (8)
 4.19  364-Day Credit Agreement dated as of February 11, 2000 among
       TIG, the Banks named therein and Morgan Guaranty Trust
       Company of New York, as Agent (Filed herewith).
 4.20  $500 million Extendible Credit Agreement, as amended, dated
       February 13, 1998 held by TIG. (4)
 4.21  Parent Guarantee Agreement, as amended, dated as of February
       13, 1998. (4)
 4.22  Indenture dated November 17, 2000 between Tyco International
       Ltd. and State Street Bank and Trust Company, as Trustee
       (Incorporated by reference to the Registrant's Form S-3
       filed December 8, 2000).
10.1   The Tyco International Ltd. Long Term Incentive Plan
       (formerly known as the ADT 1993 Long-Term Incentive Plan)
       (as amended May 12, 1999) (Incorporated by reference to the
       Registrant's Form S-8 filed on June 10, 1999).*
10.2   1981 Key Employee Loan Program (Incorporated by reference to
       Former Tyco's Form 10-K for the year ended May 31, 1982).*
10.3   1983 Restricted Stock Ownership Plan for Key Employees
       (Incorporated by reference to Former Tyco Shareholders'
       Proxy Statement for Annual Meeting of Shareholders on
       October 18, 1983).*
10.4   1983 Key Employee Loan Program, as amended December 9, 1993
       (Incorporated by reference to Former Tyco's Form 10-K for
       the year ended June 30, 1994).*
10.5   1994 Restricted Stock Ownership Plan for Key Employees
       (Incorporated by reference to the Registrant's Form S-8
       filed on December 21, 1999).
10.6   Tyco International Ltd. Supplemental Executive Retirement
       Plan (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1995).*
10.7   The Tyco International Ltd. Long Term Incentive Plan II
       (Incorporated by reference to the Registrant's Form S-8
       filed March 25, 1999).*
21.1   Subsidiaries of the registrant (Filed herewith).
23.1   Consent of PricewaterhouseCoopers (Filed herewith).
23.2   Consent of Arthur Andersen LLP (Filed herewith).
27     Financial Data Schedule (Filed herewith).

------------------------

   *  Management contract or compensatory plan.

 (1)  Incorporated by reference to an Exhibit to the Registrant's
      Annual Report on Form 10-K for the year ended December 31,
      1992.

 (2)  Incorporated by reference to an Exhibit to the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1995.

 (3)  Incorporated by reference to an Exhibit to the Registrant's
      Current Report dated July 2, 1997 on Form 8-K filed
      July 10, 1997.

 (4)  Incorporated by reference to an Exhibit to the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1997.

 (5)  Incorporated by reference to an Exhibit to the Registrant's
      Current Report dated May 25, 1998 on Form 8-K filed
      June 24, 1998.

 (6)  Incorporated by reference to an Exhibit to the Registrant's
      Registration Statement on Form S-3 filed April 23, 1998 and
      Current Report dated September 10, 1999 on Form 8-K filed
      September 14, 1999.

 (7) Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on Form S-3 (File Nos.
      333-50855 and 333-50855-01) filed June 9, 1998.

 (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

 (9)  Incorporated by reference to an Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      September 30, 1999 filed December 13, 1999.

      (c) Reports on Form 8-K.

Current Report on Form 8-K filed on July 14, 2000 containing the press release of Tyco dated July 13, 2000 announcing that it had been advised that the informal inquiry, which was being conducted by the staff of the Division of Enforcement of the Securities and Exchange Commission since December 1999, had been terminated.

Current Report on Form 8-K filed on November 1, 2000 containing the press release of Tyco dated November 1, 2000 announcing the consummation of the acquisition of Mallinckrodt Inc.

Current Report on Form 8-K filed on November 15, 2000 containing the press releases of Tyco dated November 13 and 14, 2000 announcing the private offering of zero-coupon convertible debt securities.

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

Date: December 21, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                                     TITLE                      DATE
                      ----                                     -----                      ----
                                                  Chairman of the Board, Chief
            /s/ L. DENNIS KOZLOWSKI                 Executive Officer, President
     --------------------------------------         and Director (Principal
              L. Dennis Kozlowski                   Executive Officer)

             /s/ LORD ASHCROFT KCMG
     --------------------------------------       Director
               Lord Ashcroft KCMG

              /s/ JOSHUA M. BERMAN
     --------------------------------------       Director
                Joshua M. Berman

             /s/ RICHARD S. BODMAN
     --------------------------------------       Director                          December 21, 2000
               Richard S. Bodman

                /s/ JOHN F. FORT
     --------------------------------------       Director
                  John F. Fort

              /s/ STEPHEN W. FOSS
     --------------------------------------       Director
                Stephen W. Foss

             /s/ PHILIP M. HAMPTON
     --------------------------------------       Director
               Philip M. Hampton

               /s/ WENDY E. LANE
     --------------------------------------       Director
                 Wendy E. Lane

            /s/ JAMES S. PASMAN, JR.
     --------------------------------------       Director
              James S. Pasman, Jr.

              /s/ W. PETER SLUSSER
     --------------------------------------       Director
                W. Peter Slusser

               /s/ MARK H. SWARTZ                 Executive Vice President and
     --------------------------------------         Chief
                 Mark H. Swartz                     Financial Officer

            /s/ FRANK E. WALSH, JR.
     --------------------------------------       Director
              Frank E. Walsh, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.

    In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of AMP Incorporated, a wholly owned subsidiary, as of September 30, 1998, and for the year ended September 30, 1998, which statements reflect total assets of 20.1% of the related consolidated total assets as of September 30, 1998, and net sales of 29.0% of the related consolidated total sales for the year ended September 30, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AMP Incorporated, as of and for the period described above, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
October 24, 2000, except as to Note 25
which is as of December 4, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of AMP Incorporated:

    We have audited the consolidated balance sheet of AMP Incorporated (a Pennsylvania corporation) and subsidiaries as of September 30, 1998, the related consolidated statements of income, shareholders' equity and cash flows for the year ended September 30, 1998, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMP Incorporated and subsidiaries as of September 30, 1998, and the consolidated results of their operations and their cash flows for the year ended
September 30, 1998, in conformity with accounting principles generally accepted in the United States.

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

                            TYCO INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 1,264.8   $ 1,762.0
Receivables, less allowance for doubtful accounts of $442.1
  in 2000 and $329.8 in 1999................................    5,630.4     4,582.3
Contracts in process........................................      357.3       536.6
Inventories.................................................    3,845.1     2,849.1
Deferred income taxes.......................................      683.3       694.3
Prepaid expenses and other current assets...................    1,034.8       721.2
                                                              ---------   ---------
Total current assets........................................   12,815.7    11,145.5
CONSTRUCTION IN PROGRESS--TYCOM GLOBAL NETWORK..............      111.1          --
PROPERTY, PLANT AND EQUIPMENT, NET..........................    8,218.4     7,322.4
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................   16,332.6    12,158.9
LONG-TERM INVESTMENTS.......................................    1,653.7       269.7
DEFERRED INCOME TAXES.......................................      532.5       668.8
OTHER ASSETS................................................      740.3       779.0
                                                              ---------   ---------
    TOTAL ASSETS............................................  $40,404.3   $32,344.3
                                                              =========   =========

CURRENT LIABILITIES:
Loans payable and current maturities of long-term debt......  $ 1,537.2   $ 1,012.8
Accounts payable............................................    3,291.9     2,530.8
Accrued expenses and other current liabilities..............    4,038.2     3,545.7
Contracts in process--billings in excess of costs...........      835.0       977.9
Deferred revenue............................................      265.7       258.8
Income taxes................................................    1,650.3       798.0
Deferred income taxes.......................................       60.6         1.0
                                                              ---------   ---------
Total current liabilities...................................   11,678.9     9,125.0
LONG-TERM DEBT..............................................    9,461.8     9,109.4
OTHER LONG-TERM LIABILITIES.................................    1,095.3     1,236.4
DEFERRED INCOME TAXES.......................................      791.6       504.2
                                                              ---------   ---------
    TOTAL LIABILITIES.......................................   23,027.6    19,975.0
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (NOTE 17)
MINORITY INTEREST...........................................      343.5          --
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 shares
  authorized, none issued...................................         --          --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,684,511,070 shares outstanding in 2000 and
  1,690,175,338 shares outstanding in 1999, net of
  31,551,310 shares owned by subsidiaries in 2000 and
  11,432,678 shares owned by subsidiaries in 1999...........      336.9       338.0
Capital in excess:
    Share premium...........................................    5,233.3     4,881.5
    Contributed surplus, net of deferred compensation of
      $59.4 in 2000 and $30.7 in 1999.......................    2,786.3     3,607.6
Accumulated earnings........................................    8,427.6     3,992.3
Accumulated other comprehensive income (loss)...............      249.1      (450.1)
                                                              ---------   ---------
    TOTAL SHAREHOLDERS' EQUITY..............................   17,033.2    12,369.3
                                                              ---------   ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $40,404.3   $32,344.3
                                                              =========   =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
NET SALES...................................................  $28,931.9   $22,496.5   $19,061.7
Cost of sales...............................................   17,931.2    14,433.1    12,694.8
Selling, general and administrative expenses................    5,252.0     4,436.3     4,161.9
Merger, restructuring and other non-recurring charges.......      175.3       928.8       256.9
Charge for the impairment of long-lived assets..............       99.0       507.5          --
                                                              ---------   ---------   ---------
OPERATING INCOME............................................    5,474.4     2,190.8     1,948.1
Interest income.............................................       75.2        61.5        62.6
Interest expense............................................     (844.8)     (547.1)     (307.9)
Gain on issuance of common shares by subsidiary.............    1,760.0          --          --
                                                              ---------   ---------   ---------
Income before income taxes, minority interest and
  extraordinary items.......................................    6,464.8     1,705.2     1,702.8
Income taxes................................................   (1,926.0)     (637.5)     (534.2)
Minority interest...........................................      (18.7)         --          --
                                                              ---------   ---------   ---------
Income before extraordinary items...........................    4,520.1     1,067.7     1,168.6
Extraordinary items, net of taxes...........................       (0.2)      (45.7)       (2.4)
                                                              ---------   ---------   ---------
NET INCOME..................................................  $ 4,519.9   $ 1,022.0   $ 1,166.2
                                                              =========   =========   =========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items.........................  $    2.68   $    0.65   $    0.74
  Extraordinary items, net of taxes.........................         --       (0.03)         --
  Net income per common share...............................       2.68        0.62        0.74

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items.........................  $    2.64   $    0.64   $    0.72
  Extraordinary items, net of taxes.........................         --       (0.03)         --
  Net income per common share...............................       2.64        0.61        0.72
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................    1,688.0     1,641.3     1,583.4
  Diluted...................................................    1,713.2     1,674.8     1,624.7

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  COMMON                                             ACCUMULATED
                                                  SHARES                CONTRIBUTED                     OTHER
              FOR THE YEARS ENDED                  $0.20      SHARE      SURPLUS--    ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
       SEPTEMBER 30, 1998, 1999 AND 2000         PAR VALUE   PREMIUM      COMMON       EARNINGS     INCOME (LOSS)      INCOME
       ---------------------------------         ---------   --------   -----------   -----------   -------------   -------------
BALANCE AT SEPTEMBER 30, 1997..................   $303.7     $2,450.2    $ 2,559.4      $2,302.3       $ (136.9)
Comprehensive income:
  Net income...................................                                          1,166.2                       $1,166.2
  Currency translation adjustment..............                                                           (36.7)          (36.7)
  Unrealized loss on marketable securities.....                                                           (15.6)          (15.6)
  Minimum pension liability adjustment.........                                                           (14.7)          (14.7)
                                                                                                                       --------
    Total comprehensive income.................                                                                        $1,099.2
                                                                                                                       ========
Sale of common shares..........................     10.2      1,239.9         (5.1)
Exchange of Liquid Yield Option Notes..........      3.6                     151.7
Dividends......................................                                           (305.9)
Restricted stock grants, net of surrenders.....       .2                        .1
Warrants and options exercised.................      8.0        344.9         35.5
Purchase of treasury shares....................     (1.8)                   (282.1)
Equity-related compensation expense, including
  amortization of deferred compensation........                               43.4
Issuance of common shares for acquisition......       .2                      19.0
Issuance of common shares for litigation
  settlement...................................                                7.8
Tax benefit on stock transactions..............                               55.1
Other adjustments..............................                                (.8)
                                                  ------     --------    ---------      --------       --------
BALANCE AT SEPTEMBER 30, 1998..................    324.1      4,035.0      2,584.0       3,162.6         (203.9)
Comprehensive income:
  Net income...................................                                          1,022.0                       $1,022.0
  Currency translation adjustment..............                                                          (258.3)         (258.3)
  Unrealized gain on marketable securities.....                                                            12.6            12.6
  Minimum pension liability adjustment.........                                                             (.5)            (.5)
                                                                                                                       --------
    Total comprehensive income.................                                                                        $  775.8
                                                                                                                       ========
Exchange of Liquid Yield Option Notes..........      1.6                      70.7
Dividends......................................                                           (192.3)
Restricted stock grants, net of surrenders.....       .2                      13.2
Warrants and options exercised.................      8.2        846.5         17.7
Purchase of treasury shares....................     (2.5)                   (635.3)
Amortization of deferred compensation..........                               92.1
Issuance of common shares for acquisitions.....      6.4                   1,448.4
Tax benefit on stock transactions..............                               15.2
Other adjustments..............................                                1.6
                                                  ------     --------    ---------      --------       --------
BALANCE AT SEPTEMBER 30, 1999..................    338.0      4,881.5      3,607.6       3,992.3         (450.1)
Comprehensive income:
  Net income...................................                                          4,519.9                       $4,519.9
  Currency translation adjustment..............                                                          (384.0)         (384.0)
  Unrealized gain on marketable securities.....                                                         1,075.7         1,075.7
  Minimum pension liability adjustment.........                                                             7.5             7.5
                                                                                                                       --------
    Total comprehensive income.................                                                                        $5,219.1
                                                                                                                       ========
Exchange of Liquid Yield Option Notes..........       .4                      16.0
Dividends......................................                                            (84.6)
Restricted stock grants, net of surrenders.....       .6                        .4
Options exercised..............................      3.5        351.8
Purchase of treasury shares....................     (8.7)                 (1,876.4)
Equity-related compensation expense, including
  amortization of deferred compensation........                              128.2
Issuance of common shares for acquisitions.....      3.1                     668.3
Tax benefit on stock transactions..............                              125.7
Assumption of options in acquisitions..........                              116.5
                                                  ------     --------    ---------      --------       --------
BALANCE AT SEPTEMBER 30, 2000..................   $336.9     $5,233.3    $ 2,786.3      $8,427.6       $  249.1
                                                  ======     ========    =========      ========       ========

                 See Notes to Consolidated Financial Statements

                            TYCO INTERNATIONAL LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 4,519.9   $ 1,022.0   $ 1,166.2
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Merger, restructuring and other non-recurring (credits)
    charges.................................................      (84.2)      327.7       253.7
  Charge for the impairment of long-lived assets............       99.0       507.5          --
  Minority interest in net income of consolidated
    subsidiary..............................................       18.7          --          --
  Gain on issuance of common shares by subsidiary...........   (1,760.0)         --          --
  Extraordinary items.......................................        0.2        45.4         2.4
  Depreciation..............................................    1,095.0       979.6       895.1
  Goodwill and other intangibles amortization...............      549.4       331.6       242.6
  Debt and refinancing cost amortization....................        6.8        10.4        11.3
  Interest on ITS vendor note...............................      (14.0)      (12.1)      (11.5)
  Deferred income taxes.....................................      507.8       351.6        (8.2)
  Provisions for losses on accounts receivable and
    inventory...............................................      354.3       211.5       192.9
  Other non-cash items......................................       73.8        (6.7)        2.5
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Receivables.............................................     (992.4)     (796.0)      (88.9)
    Proceeds from accounts receivable sale..................      100.0        50.0          --
    Contracts in process....................................       28.9       642.2       (91.4)
    Inventories.............................................     (850.0)     (124.4)     (226.2)
    Prepaid expenses and other current assets...............      100.2      (154.1)      (57.7)
    Accounts payable, accrued expenses and other current
      liabilities...........................................      497.0       324.0       (96.4)
    Income taxes payable....................................      896.4       (10.2)       66.3
    Deferred revenue........................................       (0.2)      (54.1)       (6.5)
    Other, net..............................................      128.4       (96.1)       35.6
                                                              ---------   ---------   ---------
  Net cash provided by operating activities.................    5,275.0     3,549.8     2,281.8
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............   (1,703.8)   (1,632.5)   (1,317.5)
Construction in progress--TyCom Global Network..............     (111.1)         --          --
Purchase of leased property (Note 2)........................         --      (234.0)         --
Acquisition of businesses, net of cash acquired.............   (4,790.7)   (4,901.2)   (4,251.8)
Disposal of businesses......................................       74.4       926.8          --
Net (increase) decrease in investments......................     (353.4)       10.5         6.4
Other.......................................................      (52.9)      (13.7)      (83.1)
                                                              ---------   ---------   ---------
  Net cash utilized by investing activities.................   (6,937.5)   (5,844.1)   (5,646.0)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) receipts of short-term debt..................     (736.0)      162.3       287.1
Net proceeds from issuance of public debt...................         --     1,173.7     2,744.5
Repayment of long-term debt, including debt tenders.........     (376.8)   (2,057.8)   (1,074.6)
Proceeds from long-term debt................................    1,793.2     3,665.6       802.0
Proceeds from sale of common shares.........................         --          --     1,245.0
Proceeds from exercise of options and warrants..............      355.3       872.4       348.7
Net proceeds from issuance of common shares by subsidiary...    2,130.7          --          --
Dividends paid..............................................      (86.2)     (187.9)     (303.0)
Purchase of treasury shares.................................   (1,885.1)     (637.8)     (283.9)
Other.......................................................      (29.8)       (7.1)      (36.5)
                                                              ---------   ---------   ---------
  Net cash provided by financing activities.................    1,165.3     2,983.4     3,729.3
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (497.2)      689.1       365.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    1,762.0     1,072.9       707.8
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 1,264.8   $ 1,762.0   $ 1,072.9
                                                              =========   =========   =========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................  $   814.2   $   509.1   $   250.7
                                                              =========   =========   =========
Income taxes paid (net of refunds)..........................  $   454.7   $   209.7   $   345.9
                                                              =========   =========   =========

                  See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--Tyco International Ltd. (the "Company" or "Tyco") manages its business in the following five operating segments:

    ELECTRONICS

    The Electronics segment's products and services include:

    - designing, engineering and manufacturing of electronic connector systems, fiber optic components, wireless devices, heat shrink products, power components, wire and cable, relays, sensors, touch screens, identification and labeling products, switches and battery assemblies; and

    - designing and manufacturing of multi-layer printed circuit boards, backplane assemblies, electronic modules and similar components.

    TELECOMMUNICATIONS

    The Company's 86% owned subsidiary, TyCom Ltd. ("TyCom"), is a leading independent provider of transoceanic fiber optic networks and services. TyCom's products and services include:

    - design, engineering, manufacture and installation of undersea cable communications systems;

    - service and maintenance of major undersea cable networks; and

    - design, manufacture and installation of a global undersea fiber optic network, known as the TyCom Global Network-TM- ("TGN"). TyCom plans to operate, maintain and sell bandwidth capacity on the TGN.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The Healthcare and Specialty Products segment's products and services include:

    - a wide variety of disposable medical products, including wound care products, syringes and needles, sutures and surgical staplers, incontinence products, electrosurgical instruments and laparoscopic instruments;

    - flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives, and plastic garment hangers; and

    - ADT Automotive's auto redistribution services (See Note 25).

    FIRE AND SECURITY SERVICES

    The Fire and Security Services segment's products and services include:

    - designing, installing and servicing a broad line of fire detection, prevention and suppression systems;

    - providing electronic security installation and monitoring services; and

    - manufacturing and servicing fire extinguishers and related products.

    FLOW CONTROL PRODUCTS AND SERVICES

    The Flow Control Products and Services segment's products and services include:

    - a full line of valves and related products for industrial and process control, pipe and tubular products, electrical raceway products and fire sprinkler devices; and

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - a broad range of consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and infrastructure markets.

    BASIS OF PRESENTATION--The consolidated financial statements have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States. As described more fully in Note 2, Tyco merged with United States Surgical Corporation ("USSC") and AMP Incorporated ("AMP") on October 1, 1998 and April 2, 1999, respectively. These transactions are referred to herein as the "mergers." The consolidated financial statements include the consolidated accounts of Tyco, a company incorporated in Bermuda, and its subsidiaries. They have been prepared following the pooling of interests method of accounting for the mergers and, therefore, reflect the combined financial position, operating results and cash flows of USSC and AMP as if they had been combined for all periods presented.

    PRINCIPLES OF CONSOLIDATION--Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal except in the case of mergers accounted for as pooling of interests (See Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS--All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

    INVENTORIES--Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is principally recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. For the years ended
September 30, 2000, 1999 and 1998, the Company capitalized interest of $10.8 million, $8.7 million and $9.0 million, respectively. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements..............  5 to 50 years
Leasehold improvements..........................  Remaining term of the lease
Subscriber systems..............................  10 to 14 years
Other plant, machinery, equipment and furniture
  and fixtures..................................  2 to 25 years

    Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill, which is being amortized on a straight-line basis over periods ranging from 10 to 40 years, was $13,723.0 million and $10,639.3 million, net, at September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $959.3 million at September 30, 2000 and $615.6 million at September 30, 1999.

    Other intangible assets were $2,609.6 million and $1,519.6 million, net, at September 30, 2000 and 1999, respectively. These amounts include patents, trademarks, customer contracts and other items, which are being amortized on a straight-line basis over lives ranging from 2 to 40 years. At

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
September 30, 2000 and 1999, accumulated amortization amounted to $525.2 million and $319.5 million, respectively.

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

    As of September 30, 2000, the Company had Available-for-Sale equity investments with a fair market value of $1,320.3 million and a cost basis of $218.7 million. The gross unrealized gains of $1,118.0 million and gross unrealized losses of $16.4 million have been recorded net of deferred taxes of $18.1 million, and have been included as a separate component of shareholders' equity.

    Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and, as of September 30, 2000 and 1999, such investments were recorded at the lower of cost or estimated net realizable value.

    For investments in which the Company owns or controls twenty percent or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

    Investments are included in Other Assets in the Consolidated Balance Sheets.

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

    Accounts receivable include amounts billed under retainage provisions primarily for fire protection and electronic contracts. The retention balances were $56.6 million and $33.3 million at September 30,

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2000 and 1999, respectively, and become due upon contract completion and acceptance. The balance as of September 30, 2000 is expected to be substantially collected during the fiscal year ending September 30, 2001.

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

    ISSUANCE OF STOCK BY A SUBSIDIARY--Gains on the issuance of common shares by a subsidiary are included in net income.

    TRANSLATION OF FOREIGN CURRENCY--Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

    Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income.

    FINANCIAL INSTRUMENTS--From time to time the Company enters into a variety of forward foreign currency exchange contracts, cross-currency swaps, currency options, forward commodity contracts and interest rate swaps in its management of foreign currency and commodity exposures and interest costs.

    Forward foreign currency exchange contracts and cross-currency swaps, used to mitigate the impact of changes in currency exchange rates on intercompany cross-border obligations, are accounted for consistent with the related intercompany transactions. Under cross-currency swaps, which principally hedge certain net foreign currency denominated investments, changes in valuation are included in the currency translation adjustment component of accumulated other comprehensive income (loss) within shareholders' equity. The interest differentials on cross-currency swaps are included in interest expense. Forward foreign currency exchange contracts and currency options, acquired for the purpose of

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reducing exposure to currency fluctuations associated with expected cash flows denominated in currencies other than the functional currencies, are marked to market with realized and unrealized gains or losses reflected in selling, general and administrative expenses.

    Under forward commodity contracts which hedge anticipated purchases of certain metals and other materials used in manufacturing operations payments are received or paid based on the differential between the contract price and the actual price of the underlying commodity. Gains or losses on forward commodity contracts are recorded as adjustments to the value of the purchased commodity.

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

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make extensive use of certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements include merger, restructuring and other non-recurring (credits) charges, purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

    ACCOUNTING PRONOUNCEMENTS--In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with current year presentation.

    STOCK SPLITS--Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock splits distributed on October 22, 1997 and October 21, 1999, both effected in the form of a stock dividend (See Note 10).

2. POOLING OF INTERESTS TRANSACTIONS

    On April 2, 1999 and October 1, 1998, Tyco merged with AMP and USSC, respectively. A total of approximately 329.2 million and 118.4 million Tyco common shares, respectively, were issued to the former shareholders of these companies.

    Both of the merger transactions discussed above were accounted for under the pooling of interests accounting method, which presents as a single interest common shareholder interests which were previously independent. The historical consolidated financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods.

    Aggregate fees and expenses related to the mergers and to the integration of the combined companies have been expensed in the Consolidated Statements of Operations in the period in which each transaction was consummated, as required under the pooling of interests method of accounting (See Notes 12 and 16).

                            TYCO INTERNATIONAL LTD.

2. POOLING OF INTERESTS TRANSACTIONS (CONTINUED)
    Combined and separate results of Tyco, USSC and AMP for the periods preceding the mergers were as follows ($ in millions):

                                             TYCO        USSC       AMP      ADJUSTMENTS   COMBINED
                                           ---------   --------   --------   -----------   ---------
Six months ended March 31, 1999
  (unaudited) (i)
  Net sales..............................  $ 7,776.8   $     --   $2,675.5      $  --      $10,452.3
  Operating income (loss)................      906.1         --     (405.2)        --          500.9
  Extraordinary items, net of taxes......      (44.9)        --         --         --          (44.9)
  Net income (loss)......................      408.8         --     (376.0)      (3.0)(iii)      29.8
Year ended September 30, 1998 (ii)
  Net sales..............................   12,311.3    1,225.9    5,524.5         --       19,061.7
  Operating income (loss)................    1,923.7     (298.5)     322.9         --        1,948.1
  Extraordinary items, net of taxes......       (2.4)        --         --         --           (2.4)
  Net income (loss)......................    1,174.7     (212.0)     208.5       (5.0)(iii)   1,166.2

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

(iii) As a result of the combination of Tyco and AMP, an income tax adjustment was recorded to conform tax accounting.

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

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES

    FISCAL 2000

    During Fiscal 2000, the Company purchased businesses for an aggregate cost of $5,162.0 million, consisting of $4,246.5 million in cash, net of cash acquired, the issuance of approximately 15.6 million common shares valued at $671.4 million and the assumption of $244.1 million in debt. In addition, $544.2 million of cash was paid during the year for purchase accounting liabilities related to current and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates.

    In connection with these acquisitions, the Company recorded purchase accounting liabilities of $426.2 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other further information are obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in Fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2000, the Company recorded approximately $5,206.8 million in goodwill and other intangibles.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for purchase acquisitions completed in Fiscal 2000, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2000 ($ in millions):

Receivables.................................................  $  714.4
Inventories.................................................     453.9
Prepaid expenses and other current assets...................     257.0
Property, plant and equipment...............................     674.6
Goodwill and other intangible assets........................   5,206.8
Other assets................................................      95.2
                                                              --------
                                                               7,401.9
                                                              --------
Accounts payable............................................     485.8
Accrued expenses and other current liabilities..............   1,286.6
Other long-term liabilities.................................     351.0
Options assumed.............................................     116.5
                                                              --------
                                                               2,239.9
                                                              --------
                                                              $5,162.0
                                                              ========
Cash consideration paid (net of cash acquired)..............  $4,246.5
Share consideration paid....................................     671.4
Debt assumed................................................     244.1
                                                              --------
                                                              $5,162.0
                                                              ========

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Thus, in Fiscal 2000, the Company spent a total of $4,790.7 million in cash related to the acquisition of businesses, consisting of $4,246.5 million of cash in purchase price for these businesses (net of cash acquired) plus
$544.2 million of cash paid out during the year for purchase accounting liabilities related to current and prior years' acquisitions.

    Fiscal 2000 purchase acquisitions include, among others, the acquisition of General Surgical Innovations, Inc. ("GSI"), AFC Cable Systems, Inc. ("AFC Cable") and Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") in November 1999, Praegitzer Industries, Inc. ("Praegitzer") in December 1999, Critchley Group PLC ("Critchley") in March 2000 and the Electronic OEM Business of Thomas & Betts in July 2000. GSI, a manufacturer and distributor of balloon dissectors and related devices for minimally invasive surgery, was purchased through the issuance of approximately 2.8 million Tyco common shares valued at $108.6 million and has been integrated within the Healthcare and Specialty Products segment. AFC Cable, a manufacturer of prewired armor cable, was purchased through the issuance of approximately 12.8 million Tyco common shares valued at $562.8 million and has been integrated within the Flow Control Products and Services segment. Siemens EC, a world market leader for relays and one of the world's leading providers of components to the communications, automotive, consumer and general industry sectors, was purchased for $1,165.8 million in cash and has been integrated within the Electronics segment. Praegitzer, a provider of printed circuit board and interconnect solutions to OEMs and contract manufacturers in the communications, computer, industrial and consumer electronics industries, was purchased for $72.2 million in cash and has been integrated within the Electronics segment. Critchley, a world leader in cable identification products, was purchased for $185.0 million in cash and has been integrated within the Electronics segment. The Electronic OEM Business of Thomas & Betts, a manufacturer of electronic connectors for the telecommunications, computer and automotive industries, was purchased for $750.0 million in cash and is being integrated within the Electronics segment.

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 2000 purchase acquisitions ($ in millions):

                                                       SEVERANCE              FACILITIES          OTHER
                                                  --------------------   ---------------------   --------
                                                  NUMBER OF              NUMBER OF
                                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE
                                                  ---------   --------   ----------   --------   --------
Original reserve established....................    7,215      $243.0       102        $87.6      $95.6
Fiscal 2000 activity............................   (4,023)     (146.2)      (53)       (34.3)     (47.3)
                                                   ------      ------       ---        -----      -----
Ending balance at September 30, 2000............    3,192      $ 96.8        49        $53.3      $48.3
                                                   ======      ======       ===        =====      =====

    Purchase accounting liabilities recorded during Fiscal 2000 consist of $243.0 million for severance and related costs; $87.6 million for costs associated with the shut down and consolidation of certain acquired facilities, including unfavorable leases, lease terminations and other related fees and other costs and $95.6 million for transaction and other direct costs, including pension and other employee related costs and other costs. These purchase accounting liabilities relate primarily to the acquisitions of GSI, AFC Cable, Siemens EC, Praegitzer, Critchley and the Electronics OEM Business of Thomas & Betts.

    In connection with the Fiscal 2000 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 102 facilities. The Company has communicated with the employees of the acquired companies to

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) announce the benefit arrangements. The costs of employee termination benefits relate to the elimination of 2,895 positions in the United States, 2,434 positions in Europe, 1,135 positions in Canada and Latin America and 751 positions in the Asia-Pacific region, primarily consisting of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 43 facilities in the United States, 32 facilities in Europe, 24 facilities in the Asia-Pacific region and 3 facilities in Canada, primarily consisting of manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. At September 30, 2000, 4,023 employees had been terminated and 53 facilities had been closed or consolidated.

    In connection with the purchase acquisitions consummated during Fiscal 2000, liabilities for approximately $96.8 million for severance and related costs, $53.3 million for the shutdown and consolidation of acquired facilities and $48.3 million in transaction and other direct costs remained on the balance sheet at September 30, 2000. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for certain long-term contractual obligations.

    During Fiscal 2000, the Company reduced its estimate of purchase accounting liabilities related to acquisitions in prior years by $117.8 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These changes primarily resulted from costs being less than originally anticipated on certain acquisitions. In addition, the Company finalized its business plan for the exiting of activities and the involuntary termination of employees in connection with the 1999 acquisition and integration of Raychem, and as a result recorded $90.0 million of purchase accounting liabilities.

    During Fiscal 2000, the Company sold certain of its businesses for net proceeds of approximately $74.4 million in cash that consist primarily of certain businesses within the Healthcare and Specialty Products segment.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 2000 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures. Adjustments to interest expense, goodwill amortization and income taxes related to the Fiscal 2000 acquisitions are reflected in the pro forma data. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                         YEAR ENDED SEPTEMBER 30,
                                                        --------------------------
                                                           2000            1999
                                                        ----------      ----------
(IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales.............................................  $30,383.6       $25,633.3
Income before extraordinary items.....................    4,478.2           976.8
Net income............................................    4,478.0           931.1
Net income per common share:
  Basic...............................................       2.65            0.57
  Diluted.............................................       2.61            0.56

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    FISCAL 1999

    In addition to the pooling of interests transactions discussed in Note 2, during Fiscal 1999, the Company purchased businesses for an aggregate cost of $6,923.3 million, consisting of $4,546.8 million in cash, net of cash acquired, the issuance of 32.4 million common shares valued at $1,449.6 million and the assumption of $926.9 million in debt. In addition, $354.4 million of cash was paid during the year for purchase accounting liabilities related to 1999 and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates.

    In connection with these acquisitions, the Company recorded purchase accounting liabilities of $525.4 million for transaction costs and the costs of integrating the acquired companies within the various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below. During Fiscal 1999, the Company spent a total of $4,901.2 million in cash related to the acquisition of businesses, consisting of $4,546.8 million of purchase price (net of cash acquired) plus $354.4 million of cash paid out during the year for purchase accounting liabilities related to 1999 and prior years' acquisitions.

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 1999 purchase acquisitions ($ in millions):

                                                      SEVERANCE              FACILITIES          OTHER
                                                 --------------------   ---------------------   --------
                                                 NUMBER OF              NUMBER OF
                                                 EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE
                                                 ---------   --------   ----------   --------   --------
Original reserve established...................    5,620     $ 234.3        183       $174.8     $116.3
Fiscal 1999 activity...........................   (3,230)      (55.9)       (95)       (48.2)     (46.0)
Fiscal 2000 activity...........................   (1,969)     (158.6)       (81)       (86.3)     (63.5)
Changes in estimates...........................      964        28.7         65         47.5       13.8
Reversal to goodwill in Fiscal 2000............     (250)       (5.7)       (45)       (17.7)      (2.4)
                                                  ------     -------        ---       ------     ------
Ending balance at September 30, 2000...........    1,135     $  42.8         27       $ 70.1     $ 18.2
                                                  ======     =======        ===       ======     ======

    Purchase accounting liabilities recorded during Fiscal 1999 consist of $234.3 million for severance and related costs, $174.8 million for costs associated with the shut down and consolidation of certain acquired facilities and $116.3 million for transaction and other direct costs. The $234.3 million of severance and related costs covers employee termination benefits for approximately 5,620 employees located throughout the world, consisting primarily of manufacturing and distribution employees to be terminated as a result of the shut down and consolidation of production facilities and, to a lesser extent, administrative, technical and sales and marketing personnel. At September 30, 2000, 5,199 employees had been terminated and $42.8 million in severance and related costs remained in the Consolidated Balance Sheet. The Company expects that the remaining employee terminations will be completed in Fiscal 2001.

    The $174.8 million of exit costs are associated with the closure and consolidation of facilities involving 183 facilities located primarily in the Asia-Pacific region and the United States. These facilities include manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. Included within these costs are accruals for non-cancelable leases associated with

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS AND DIVESTITURES (CONTINUED) certain of these facilities. Approximately 176 facilities had been closed or consolidated at September 30, 2000. The remaining facilities include primarily large manufacturing plants, which are expected to be shut down in Fiscal 2001. Expenses in connection with the closure of these remaining facilities, as well as the expiration of non-cancelable leases (less any expected sublease income for facilities already closed), comprise the approximately $70.1 million for facility related costs remaining in the Consolidated Balance Sheet as of September 30, 2000.
    During Fiscal 1999, the Company reduced its estimate of purchase accounting liabilities relating primarily to Fiscal 1998 acquisitions by $90.0 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These changes primarily resulted from costs being less than originally anticipated for acquisitions consummated prior to Fiscal 1999.

    During Fiscal 1999, the Company sold certain of its businesses for net proceeds of approximately $926.8 million in cash. These consist primarily of certain businesses within the Flow Control Products and Services segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing, and certain businesses within the Healthcare and Specialty Products segment. The aggregate net gain recognized on the sale of these businesses was not material. In connection with the Flow Control divestiture, the Company granted a non-exclusive license to the buyer for use of certain intellectual property and is entitled to receive future royalties equal to a percentage of net sales of the businesses sold. The Company also granted an option to the buyer to purchase certain intellectual property in the future at the then fair market value.

    FISCAL 1998

    During Fiscal 1998, the Company acquired companies for an aggregate cost of $4,559.4 million, consisting of $4,154.8 million in cash, the assumption of approximately $260 million in debt and the issuance of 765,544 common shares valued at $19.2 million and 1,254 subsidiary preference shares valued at $125.4 million. The cash portions of the acquisition costs were funded utilizing cash on hand, borrowings under bank credit agreements, proceeds of approximately $1,245.0 million from the sale of common shares, and borrowings under the Company's uncommitted lines of credit. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, the Company recorded approximately $3,947.0 million in goodwill and other intangibles. As of September 30, 2000, $14.3 million in employee severance, principally payments to employees previously severed, and $28.7 million of facility related costs, principally for the expiration of non-cancelable leases on vacant premises, remained in the Consolidated Balance Sheet.

    In July 1998, the Company acquired the U.S. operations of Crosby
Valve, Inc. in exchange for 1,254 cumulative dividend preference shares of a newly created subsidiary, valued at $125.4 million. The subsidiary has authorized 2,000 cumulative dividend preference shares. The holders of these preference shares have the option to require the Company to repurchase the preference shares at par value plus unpaid dividends at any time after July 2001. The outstanding preference shares were issued at $100,000 par value each and have been classified in other long-term liabilities on the Consolidated Balance Sheets. Cash dividends accumulate on a preferred basis, whether or not earned or declared, at the rate of $3,750 per share per annum. Upon liquidation, the holders of shares are entitled to receive an amount equal to $100,000 per share, plus any unpaid dividends. These preference shares may be redeemed by the subsidiary at any time on or after December 31, 2008 at a price per share of $100,000, plus unpaid dividends. In October 2000, the Company redeemed these preference shares for $128.7 million.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INDEBTEDNESS

    Long-term debt is as follows ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Commercial paper program(i).................................  $2,420.6   $1,392.0
Bank credit agreement(i)....................................        --         --
Euro commercial paper program(ii)...........................     172.9         --
International overdrafts and demand loans(iii)..............      83.0      184.9
8.125% public notes due 1999................................        --       10.5
Floating rate private placement notes due 2000(iv)..........        --      499.4
0.57% Yen denominated private placement notes due
  2000(iv)..................................................        --       89.7
8.25% senior notes due 2000.................................        --        9.5
Floating rate private placement notes due 2001(iv)..........     499.7      499.1
6.5% public notes due 2001..................................     299.7      299.3
6.125% public notes due 2001(v).............................     749.2      748.1
Floating rate Euro denominated private placement note due
  2002(vi)..................................................      66.3         --
6.875% public notes due 2002(iv)............................     994.9      992.2
5.875% public notes due 2004(vii)...........................     398.2      397.7
6.375% public notes due 2004................................     104.7      104.6
6.375% public notes due 2005(v).............................     744.8      743.7
6.125% Euro denominated public notes due 2007(viii).........     525.4         --
6.125% public notes due 2008(vii)...........................     395.5      394.9
7.2% notes due 2008(ix).....................................     398.9      398.8
7.25% senior notes due 2008(x)..............................       8.2        8.2
6.125% public notes due 2009(xi)............................     394.7      394.1
Zero coupon Liquid Yield Option Notes due 2010(xii).........      35.0       49.1
International bank loans, repayable through 2013(xiii)......     218.0      208.2
6.25% public Dealer Remarketable Securities ("Drs.") due
  2013(v)...................................................     757.3      760.1
9.5% public debentures due 2022.............................      49.0       49.0
8.0% public debentures due 2023.............................      50.0       50.0
7.0% public notes due 2028(v)...............................     492.6      492.4
6.875% public notes due 2029(xi)............................     781.2      780.5
Financing lease obligation(xiv).............................      55.3       69.5
Other.......................................................     303.9      496.7
                                                              --------   --------
Total debt..................................................  10,999.0   10,122.2
Less current portion........................................   1,537.2    1,012.8
                                                              --------   --------
Long-term debt..............................................  $9,461.8   $9,109.4
                                                              ========   ========

------------------------

(i) In January 1999, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, initiated a commercial paper program with an aggregate face value of up to $1.75 billion. In February 2000, TIG increased its borrowing capacity under the commercial paper program to $4.5 billion. The notes are fully and unconditionally guaranteed by the Company. Proceeds from the sale of the notes are used for working capital and other corporate purposes. TIG is required to maintain an available unused balance under its bank credit agreement sufficient to support amounts outstanding under the commercial paper program. In February 2000, TIG renegotiated its revolving credit agreement with a group of commercial banks, giving it the right to

                            TYCO INTERNATIONAL LTD.

4.  INDEBTEDNESS (CONTINUED)
    borrow up to $4.5 billion until February 9, 2001, with the option to extend to February 9, 2002. TIG has the option to increase the $4.5 billion credit facility up to $5.0 billion. TIG also has a $0.5 billion multiyear revolving credit facility which expires on February 12, 2003. Interest payable on borrowings under the two facilities is variable based upon TIG's option to select a Euro rate plus margins ranging from 0.41% to 0.43%, or a base rate, as defined. If the outstanding principal amount of loans equals or exceeds 25% of the commitments, the Euro margins are increased by 0.125%. The obligations of TIG under the credit agreements are fully and unconditionally guaranteed by the Company. TIG is using the credit agreements to fully support its commercial paper program and therefore expects these facilities to remain largely undrawn. The Company is required to meet certain covenants under the credit agreements, none of which is considered restrictive to the operations of the Company.

(ii) In June 2000, TIG initiated a European commercial paper program under which it could initially issue notes with an aggregate face value of up to E 300 million. In September 2000, TIG increased its borrowing capacity under the European commercial paper program to E 500 million. The notes are fully and unconditionally guaranteed by the Company. Proceeds from the sale of these notes are used for working capital and other corporate purposes.

(iii) International overdrafts and demand loans represent borrowings by AMP from various banks and other holders. All overdrafts and loans mature within one year from the balance sheet date. The weighted-average interest rate on all international overdrafts and demand loans during Fiscal 2000 and Fiscal 1999 was 5.1% and 5.3%, respectively.

(iv) In August 1999, TIG issued $500 million floating rate notes due 2000,
    $500 million floating rate notes due 2001, $1 billion 6.875% notes due 2002 and Y 10 billion (approximately $89.7 million) 0.57% notes due 2000. The $500 million floating rate notes bear interest at LIBOR plus 0.6% for the 2000 notes and LIBOR plus 0.7% for the 2001 notes. These notes are fully and unconditionally guaranteed by Tyco (See Note 24). The net proceeds of approximately $2,080.3 million were used to repay borrowings under TIG's $4.5 billion commercial paper program discussed above. In connection with the $1 billion 6.875% notes, TIG entered into an interest rate swap agreement expiring in September 2002, under which TIG will receive a fixed rate of 6.875% and will pay a floating rate based on the average of two different LIBO rates, as defined, plus 3.755%. In June 2000, TIG offered to exchange all of its $1 billion 6.875% private placement notes due 2002 for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under United States securities laws. In connection with the Yen denominated 0.57% notes, TIG entered into a cross-currency swap expiring in September 2000, under which TIG received a payment of Y 10 billion plus accrued interest at a rate of 0.57% and made quarterly U.S. dollar payments based on LIBOR plus 0.60%, as well as a final payment at maturity of approximately $89.7 million.

(v) In June 1998, TIG issued $750 million 6.125% notes due 2001, $750 million 6.375% notes due 2005, $750 million 6.25% Dealer Remarketable Securities ("Drs.") due 2013 and $500 million 7.0% notes due 2028 in a public offering. Interest is payable semi-annually in June and December. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003, which if exercised would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003. Repayment of amounts outstanding under these debt securities is fully and

                            TYCO INTERNATIONAL LTD.

4.  INDEBTEDNESS (CONTINUED)
    unconditionally guaranteed by Tyco (See Note 24). The net proceeds of approximately $2,744.5 million were ultimately used to repay borrowings under TIG's bank credit agreement and uncommitted lines of credit. In December 1998, TIG terminated two interest rate swap agreements with notional amounts of $650 million each, which were entered into in June 1998 with a financial institution to hedge a portion of the fixed rate terms of the public notes.
(vi) In July 2000, TIG issued a E 75 million floating rate note due 2002, which bears interest at EURIBOR plus 0.42%.

(vii) In October 1998, TIG issued $800 million of debt in a private placement offering consisting of two series of restricted notes: $400 million of 5.875% notes due November 2004 and $400 million of 6.125% notes due
    November 2008. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $791.7 million were used to repay borrowings under TIG's bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement with a notional amount of $400 million to hedge the fixed rate terms of the 6.125% notes due 2008. Under this agreement, which expires in November 2008, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on LIBOR. Subsequently, during the third and fourth quarters of Fiscal 1999, TIG exchanged all of the $400 million 5.875% private placement notes due 2004 and $400 million 6.125% private placement notes due 2008 for public notes (See Note 24). The form and terms of the public notes of each series are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under the United States securities laws.
(viii) In April 2000, TIG issued E600 million (approximately $565.7 million) 6.125% notes due 2007 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds were used to repay borrowings under TIG's commercial paper program. In September 2000, TIG offered to exchange all of its E600 million (approximately $565.7 million) 6.125% notes due 2007 for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under United States securities laws.

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

(xi) In January 1999, TIG issued $400 million of its 6.125% notes due 2009 and $800 million of its 6.875% notes due 2029 in a public offering. The notes are fully and unconditionally guaranteed by Tyco (See Note 24). The net proceeds of approximately $1,173.7 million were used to repay borrowings under TIG's bank credit agreement. At the same time, TIG also entered into an interest rate swap agreement to hedge the fixed rate terms of the $400 million notes due 2009. Under the agreement, which expires in January 2009, TIG will receive payments at a fixed rate of 6.125% and will make floating rate payments based on an average of three different LIBO rates, as defined, plus a spread.

                            TYCO INTERNATIONAL LTD.

4.  INDEBTEDNESS (CONTINUED)
(xii) In July 1995, ADT Operations, Inc. issued $776.3 million aggregate principal amount at maturity of its zero coupon subordinated Liquid Yield Option Notes ("LYONs") maturing July 2010. The issue price per LYON was $383.09, being 38.309% of the principal amount of $1,000 per LYON at maturity, reflecting a yield to maturity of 6.5% per annum (computed on a semi-annual bond equivalent basis). The discount amortization on the LYONs is being charged as interest expense through the Consolidated Statements of Operations on a basis linked to the yield to maturity. The LYONs discount amortization amounted to $2.4 million in Fiscal 2000, $6.0 million in Fiscal 1999 and $11.0 million in Fiscal 1998. Each LYON is exchangeable for common shares of the Company at the option of the holder at any time prior to maturity, unless previously redeemed or otherwise purchased by ADT Operations, Inc., at an exchange rate of 54.352 common shares per LYON. During Fiscal 2000 and Fiscal 1999, respectively, 32,169 and 147,418 LYONs with carrying values of $16.4 million and $72.3 million were exchanged for 1,748,442 and 8,012,468 common shares of the Company. Any LYON will be purchased by ADT Operations, Inc., at the option of the holder, as of July 2002 for a purchase price per LYON of $599.46. At that time, if the holder exercises the option, the Company has the right to deliver all or a portion of the purchase price in the form of common shares of the Company. Beginning July 2002, the LYONs are redeemable for cash at any time at the option of ADT Operations, Inc., in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption. The LYONs are guaranteed on a subordinated basis by the Company.

(xiii) International bank loans represent term borrowings by Tyco Electronics from various commercial banks. Borrowings are repayable in varying amounts through 2013. The weighted-average interest rate on all international bank loans as of September 30, 2000 and 1999 was 3.3% and 3.9%, respectively.

(xiv) The financing lease obligation relates to USSC's European headquarters office building and distribution center complex in Elancourt, France. The French Franc denominated financing lease requires principal amortization in varying amounts over the eleven year term of the lease with a balloon payment of approximately 42 million French Francs ($6 million) at the end of the lease. Interest is payable at a rate approximately 1.4% above Paris Interbank Offered Rate (PIBOR). The effective interest rate on the financing lease debt was approximately 5.0% and 4.0% per annum at September 30, 2000 and 1999, respectively.

    The weighted-average rate of interest on all long-term debt was 6.5% and 6.2% during Fiscal 2000 and Fiscal 1999, respectively. The weighted-average rate of interest on all variable long-term debt was 6.5% and 5.6% as of September 30, 2000 and 1999, respectively. The impact of the Company's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on reported interest expense was a reduction of $6.6 million, $0.9 million and $1.9 million for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

    The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $1,537.2 in Fiscal 2001, $4,075.5 in Fiscal 2002, $53.9 in Fiscal 2003, $129.4 in Fiscal 2004 and $1,161.6 in Fiscal 2005.

                            TYCO INTERNATIONAL LTD.

5. SALE OF ACCOUNTS RECEIVABLE

    The Company has an agreement under which several of its operating subsidiaries sell a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financiers who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to the limited purpose subsidiary. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained in the Consolidated Balance Sheets. The availability under the program is $500 million. At September 30, 2000 and 1999, $450 million and $350 million, respectively, was utilized under the program. The proceeds from the sales were used to reduce borrowings under TIG's commercial paper program and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the cost that the limited purpose subsidiary would incur if it were to issue commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such discount aggregated $25.7 million, $15.7 million, and $17.3 million, or 6.6%, 5.6% and 5.8% of the weighted-average balance of the receivables outstanding, during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The operating subsidiaries retain collection and administrative responsibilities for the participating interests in the defined pool.

6. FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, long-term investments, accounts payable, debt and derivative financial instruments. The notional amounts of the derivative financial instruments were as follows ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Forward foreign currency exchange contracts.................  $2,867.5   $2,717.3
Currency options............................................        --      160.0
Cross-currency swaps........................................     150.0      447.9
Forward commodity contracts.................................     112.0      104.0
Interest rate swaps.........................................   1,800.0    1,800.0

    While it is not the Company's intention to terminate the above derivative financial instruments, fair values were estimated, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet dates. These fair values indicated that the termination of forward foreign currency exchange contracts, cross-currency swap agreements, currency options, forward commodity contracts and interest rate swaps at September 30, 2000 would have resulted in a $279.0 million gain, a $15.3 million loss, a zero gain, an $11.1 million gain and a $95.7 million loss, respectively, and at September 30, 1999 would have resulted in a $52.7 million loss, a $27.0 million loss, a $0.7 million loss, a $13.0 million gain and a $66.9 million loss, respectively. At September 30, 2000 and 1999, the book values of derivative financial instruments recorded in the Consolidated Balance Sheets approximated fair values.

                            TYCO INTERNATIONAL LTD.

6. FINANCIAL INSTRUMENTS (CONTINUED)
    The fair value of cash and cash equivalents, accounts receivable, long-term investments and accounts payable approximated book value at September 30, 2000 and 1999. The fair value of debt was approximately $10,851.6 million (book value of $10,999.0 million) and $10,120.4 million (book value of $10,122.2 million) at September 30, 2000 and 1999, respectively, based on discounted cash flow analyses using current interest rates. The Company's financial instruments present certain market and credit risks; however, concentrations of credit risk are mitigated as the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. None of the Company's financial instruments with off-balance sheet risk would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. The Company does not require collateral or other security to be furnished by the counterparties to its financial instruments. The Company does, however, maintain reserves for potential credit losses on financial instruments.

7. INCOME TAXES

    The provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions):

                                                               YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
Notional U.S. federal income taxes at the statutory
  rate....................................................  $2,262.7    $596.8     $596.0
Adjustments to reconcile to the Company's income tax
  provision:
  U.S. state income tax provision, net....................      46.7      33.6       15.8
  SFAS 121 impairment.....................................       6.4      43.5         --
  Non-U.S. net earnings...................................    (495.6)   (216.5)     (67.9)
  Nondeductible charges...................................     140.8     139.2       20.1
  Other...................................................     (35.0)     40.9      (29.8)
                                                            --------    ------     ------
  Provision for income taxes..............................   1,926.0     637.5      534.2
  Deferred provision (benefit)............................     721.3     191.2      (10.0)
                                                            --------    ------     ------
  Current provision.......................................  $1,204.7    $446.3     $544.2
                                                            ========    ======     ======

    The provisions for Fiscal 2000, Fiscal 1999, and Fiscal 1998 included $648.6 million, $263.9 million and $210.5 million, respectively, for non-U.S. income taxes. The non-U.S. component of income before income taxes was $3,343.6 million, $1,376.3 million and $640.6 million for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

                            TYCO INTERNATIONAL LTD.

7. INCOME TAXES (CONTINUED)
    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Deferred tax assets:
  Inventories, accrued liabilities and reserves.............  $  295.5       $  886.3
  Accrued postretirement benefit obligation.................      99.6          102.9
  Tax loss and credit carryforwards.........................     474.6          506.1
  Interest..................................................      85.9           81.2
  Capitalized research and development......................      63.0           72.3
  Other.....................................................      56.1           49.8
                                                              --------       --------
                                                               1,074.7        1,698.6
                                                              --------       --------

Deferred tax liabilities:
  Property, plant and equipment.............................    (281.9)        (440.6)
  Undistributed earnings of subsidiaries....................    (155.1)        (155.1)
  Other.....................................................    (151.7)         (37.5)
                                                              --------       --------
                                                                (588.7)        (633.2)
                                                              --------       --------
Net deferred income tax asset before valuation allowance....     486.0        1,065.4
Valuation allowance.........................................    (122.4)        (207.5)
                                                              --------       --------
Net deferred income tax asset...............................  $  363.6       $  857.9
                                                              ========       ========

    As of September 30, 2000, the Company had approximately $370 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $230 million have no expiration, and the remaining $140 million will expire in future years through 2010. U.S. operating loss carryforwards at September 30, 2000 were approximately $692 million and will expire in future years through 2020. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized.

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

8. KEY EMPLOYEE LOAN PROGRAM

    Loans are made to employees of the Company under the Former Tyco 1983 Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under Former Tyco's Restricted Stock Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. During Fiscal 2000, the maximum amount outstanding under this program was $26.0 million. Loans receivable under this program were $11.4 million and $18.6 million at September 30, 2000 and 1999, respectively.

                            TYCO INTERNATIONAL LTD.

9. PREFERENCE SHARES

    The Company has authorized 125,000,000 preference shares of $1 each, none of which were issued or outstanding during fiscal 2000, 1999 or 1998. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise may be determined by the Board of Directors of the Company on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

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

    In December 1997 the Company filed a shelf registration to enable it to offer from time to time unsecured debt securities or common shares, or any combination of the foregoing, at an aggregate initial offering price not to exceed $2.0 billion. In March 1998, the Company sold 50.6 million common shares at $25.38 per share. The net proceeds from the sale of approximately
$1,245.0 million were used to repay indebtedness incurred for previous acquisitions.

    In August 2000, the Company filed an additional shelf registration to enable it to offer from time to time unsecured debt securities, preference shares, depositary shares or common shares, or any combination of the foregoing, at an aggregate initial offering price not to exceed $2.5 billion. Availability under this shelf registration statement incorporates any remaining availability under the shelf registration filed in December 1997.

    Information with respect to USSC and AMP common shares and options has been retroactively restated in connection with their mergers with Tyco to reflect their applicable merger per share exchange ratios of 0.7606 and 0.7507, respectively (1.5212 and 1.5014, respectively, after giving effect to the subsequent stock splits).

    The total compensation cost expensed for all stock-based compensation awards discussed below was $137.4 million, $96.9 million and $37.1 million for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

    RESTRICTED STOCK--The Company maintains a restricted stock ownership plan, which provides for the award of an initial amount of common shares plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 2000, there were 31,397,856 shares authorized under the plan, of which 10,954,383 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)
    For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares, are credited to contributed surplus.

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

    SHARE OPTIONS--The Company has granted employee share options which were issued under five fixed share option plans which reserve common shares for issuance to the Company's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. The Company has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which the Company becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and administered under the Incentive Plan but do not count against this limit. At September 30, 2000, there were approximately 37.0 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. The Company has reserved 50.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 2000, there were approximately 17.2 million shares available for future grant under the LTIP II.

    In connection with the acquisitions of Raychem in Fiscal 1999 and CIPE S.A. and Holmes Protection in Fiscal 1998, options outstanding under the respective stock option plans of these companies were assumed under the Incentive Plan. In connection with the mergers occurring in Fiscal 1999 (See Note 2), all of the options outstanding under the USSC and AMP stock option plans were assumed under the Incentive Plan. These options are administered under the Incentive Plan but retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)
    Share option activity for all Tyco plans since September 30, 1997 has been as follows:

                                                                          WEIGHTED-AVERAGE
                                                        OUTSTANDING        EXERCISE PRICE
                                                        -----------       ----------------
At September 30, 1997.................................  107,261,072            $17.03
  Assumed from acquisition............................       87,232             10.23
  Granted.............................................   32,011,414             23.51
  Exercised...........................................  (37,626,616)             9.20
  Canceled............................................   (7,281,946)            27.48
                                                        -----------
At September 30, 1998.................................   94,451,156             24.83
  Assumed from acquisition............................    8,883,160             37.44
  Granted.............................................   30,313,362             38.44
  Exercised...........................................  (43,180,390)            22.79
  Canceled............................................   (4,476,021)            47.83
                                                        -----------
At September 30, 1999.................................   85,991,267             27.91
  Granted.............................................   30,355,027             44.30
  Exercised...........................................  (17,240,959)            20.72
  Canceled............................................   (4,090,184)            37.25
                                                        -----------
At September 30, 2000.................................   95,015,151            $32.01
                                                        ===========

    The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2000:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   -----------------------
                                             WEIGHTED-
                                WEIGHTED-     AVERAGE                   WEIGHTED-
                                 AVERAGE     REMAINING                   AVERAGE
    RANGE OF        NUMBER      EXERCISE    CONTRACTUAL     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING     PRICE     LIFE--YEARS   EXERCISABLE     PRICE
----------------  -----------   ---------   -----------   -----------   ---------
$ 0.00 to $ 4.98     541,696      $4.11         2.8          541,696     $ 4.11
  4.99 to   7.44   4,792,734       6.58         4.5        4,792,734       6.58
  7.45 to   9.98   1,503,739       8.85         5.2        1,157,128       8.86
  9.99 to  11.76     780,224      10.84         5.8          421,916      10.84
 11.77 to  14.88   2,807,377      14.03         5.9        2,053,457      13.98
 14.89 to  19.97   8,025,566      18.88         6.7        6,619,681      18.80
 19.98 to  24.93   9,164,125      21.63         6.4        8,182,205      21.72
 24.94 to  29.87   9,339,844      28.19         7.5        4,315,879      28.27
 29.88 to  31.80   5,057,521      31.41         6.3        5,031,454      31.41
 31.81 to  34.42   2,226,357      32.79         7.7        1,416,219      32.83
 34.43 to  44.62  30,989,158      38.61         8.8        2,484,907      38.96
 44.63 to  50.00   8,580,994      49.43         8.4        6,888,088      49.65
 50.01 to  52.01   2,916,906      51.01         8.7        2,906,302      51.01
 52.02 to  75.00   8,288,910      59.14         8.7        6,208,686      58.52
                  ----------                              ----------
    Total         95,015,151                              53,020,352
                  ==========                              ==========

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    As a result of the merger with USSC, approximately 14.2 million options which were not previously exercisable became immediately exercisable on October 1, 1998. Upon consummation of the merger with AMP on April 2, 1999, approximately 7.8 million options became immediately exercisable due to the change in ownership of AMP resulting from the merger.

    TyCom has two option plans and an employee stock purchase plan. The exercise price of options granted under the plans is equal to the fair market value at the date of grant of TyCom common shares. TyCom options outstanding and exercisable at September 30, 2000 were 21,607,050 and 26,250, respectively, at prices ranging from $32.00 to $44.62 per share.

    STOCK-BASED COMPENSATION--SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to measure compensation cost in connection with executive share option plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in a compensation cost. The Company and TyCom have decided to continue to use the intrinsic value based method and do not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by Tyco and TyCom, Tyco's pro forma net income and pro forma net income per common share for Fiscal 2000, Fiscal 1999 and Fiscal 1998 would have been as follows:

                                                             2000       1999       1998
                                                           --------   --------   --------
Net income--pro forma (in millions)......................  $4,136.7    $858.3    $1,063.3
Net income per common share--pro forma
  Basic..................................................      2.45      0.52        0.67
  Diluted................................................      2.42      0.51        0.66

    The estimated weighted-average fair value of Tyco and TyCom options granted during Fiscal 2000 was $16.26 and $17.47, respectively. The estimated weighted-average fair value of Tyco and AMP options granted during Fiscal 1999 was $12.13 and $7.11, respectively, on the date of grant using the option-pricing model and assumptions referred to below. The estimated weighted-average fair value of Tyco, USSC and AMP options granted during Fiscal 1998 was $8.24, $6.79 and $5.98, respectively, on the date of grant using the option-pricing model and assumptions referred to below.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for Fiscal 2000:

                                                                TYCO       TYCOM
                                                              ---------  ---------
Expected stock price volatility.............................        36%        60%
Risk free interest rate.....................................      6.35%      6.19%
Expected annual dividend yield per share....................      $0.05         --
Expected life of options....................................  4.5 years  4.5 years

                            TYCO INTERNATIONAL LTD.

10. SHAREHOLDERS' EQUITY (CONTINUED)
    The following weighted-average assumptions were used for Fiscal 1999:

                                                                TYCO        AMP
                                                              ---------  ---------
Expected stock price volatility.............................        30%        27%
Risk free interest rate.....................................      5.15%      5.07%
Expected annual dividend yield per share....................      $0.05      1.25%
Expected life of options....................................  4.2 years  6.5 years

    The following weighted-average assumptions were used for Fiscal 1998:

                                                          TYCO      USSC        AMP
                                                         -------  ---------  ---------
Expected stock price volatility........................      22%        39%        27%
Risk free interest rate................................    5.62%      5.40%      5.50%
Expected annual dividend yield per share...............    $0.05      $0.11      1.25%
Expected life of options...............................  5 years  4.2 years  6.5 years

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of what the effects may be in future years. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

    TREASURY SHARES--In November 1999, the Board of Directors authorized the Company to reacquire up to 20 million of its common shares in the open market, which was completed during the quarter ended March 31, 2000. In January 2000, the Board of Directors authorized the Company to reacquire up to an additional $2.0 billion of its common shares in the open market, of which the Company has in excess of $0.9 billion remaining as of September 30, 2000. From time to time the Company, through its subsidiaries, also purchases shares in the open market to satisfy certain stock-based compensation arrangements. Treasury shares are recorded at cost in the Consolidated Balance Sheets.

    DIVIDENDS--Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 1997. USSC paid quarterly dividends of $0.04 per share in Fiscal 1998. AMP paid dividends of $0.27 per share in the first two quarters of Fiscal 1999, $0.26 per share in the first quarter of Fiscal 1998 and $0.27 per share in the last three quarters of Fiscal 1998.

11. COMPREHENSIVE INCOME

    The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity, other than transactions with shareholders. Total comprehensive income (loss) is included in the

                            TYCO INTERNATIONAL LTD.

11. COMPREHENSIVE INCOME (CONTINUED)
Consolidated Statements of Shareholders' Equity. The components of accumulated other comprehensive income (loss) are as follows ($ in millions):

                                                                                     ACCUMULATED
                                           CURRENCY      UNREALIZED      MINIMUM        OTHER
                                          TRANSLATION    GAIN (LOSS)     PENSION    COMPREHENSIVE
                                             ITEMS      ON SECURITIES   LIABILITY   INCOME (LOSS)
                                          -----------   -------------   ---------   -------------
Balance at September 30, 1997...........    $(137.1)       $   10.8      $(10.6)       $(136.9)
  Current period change, gross..........      (45.0)          (21.5)      (24.6)         (91.1)
  Income tax benefit....................        8.3             5.9         9.9           24.1
                                            -------        --------      ------        -------
Balance at September 30, 1998...........     (173.8)           (4.8)      (25.3)        (203.9)
  Current period change, gross..........     (277.8)           18.6         5.2         (254.0)
  Income tax benefit (expense)..........       19.5            (6.0)       (5.7)           7.8
                                            -------        --------      ------        -------
Balance at September 30, 1999...........     (432.1)            7.8       (25.8)        (450.1)
  Current period change, gross..........     (384.0)        1,094.8        11.5          722.3
  Income tax expense....................         --           (19.1)       (4.0)         (23.1)
                                            -------        --------      ------        -------
Balance at September 30, 2000...........    $(816.1)       $1,083.5      $(18.3)       $ 249.1
                                            =======        ========      ======        =======

12. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when expected future undiscounted cash flows are less than the assets' carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

    2000 CHARGES

    The Healthcare and Specialty Products segment recorded a charge of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of USSC.

    1999 CHARGES

    The Electronics segment recorded a charge of $431.5 million in Fiscal 1999, which includes $350.1 million related to the write-down of property, plant and equipment, primarily manufacturing and administrative facilities, associated with facility closures throughout AMP's worldwide operations in connection with its profit improvement plan and the combination of facilities as a result of its merger with the Company, approximately $143.6 million of which was taken as part of the AMP profit improvement plan prior to its acquisition by Tyco. It also includes an impairment in the value of goodwill and other intangibles of $81.4 million. The Company evaluated the profitability and

                            TYCO INTERNATIONAL LTD.

12. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED) anticipated customer demand for its various products and found that certain product lines were underperforming compared to expectations. As a result of this analysis, which was performed in connection with AMP's profit improvement plan, the book value of goodwill and other intangibles was deemed impaired and written down to fair value.

    The Healthcare and Specialty Products segment recorded a charge of $76.0 million in Fiscal 1999 primarily relating to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in USSC's operations in the United States and Europe as a result of its merger with the Company.

13. EXTRAORDINARY ITEMS

    The extraordinary item in Fiscal 2000 of $0.2 million, net of tax benefit of $0.1 million, relates to the write-off of unamortized deferred financing costs related to the LYONs (See Note 4). The extraordinary item in Fiscal 1999 of $45.7 million, net of tax benefit of $18.0 million, relates primarily to the write-off of net unamortized deferred financing costs related to the Company's debt tender offers (See Note 4). The extraordinary item in Fiscal 1998 of $2.4 million, net of tax benefit of $1.2 million, was the write-off of unamortized deferred financing costs related to the LYONs (See Note 4).

14. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows (in millions, except per share data):

                                        YEAR ENDED                        YEAR ENDED                        YEAR ENDED
                                    SEPTEMBER 30, 2000                SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                              -------------------------------   -------------------------------   -------------------------------
                                                    PER SHARE                         PER SHARE                         PER SHARE
                               INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT       LOSS      SHARES     AMOUNT
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON
  SHARE:
Income before extraordinary
  items.....................  $4,520.1   1,688.0      $2.68     $1,067.7   1,641.3      $0.65     $1,168.6   1,583.4      $0.74
Stock options and
  warrants..................        --      21.2                      --      23.3                      --      20.9
Exchange of LYONs debt......       1.5       4.0                     3.9      10.2                     7.2      20.4
                              --------   -------                --------   -------                --------   -------
DILUTED EARNINGS PER COMMON
  SHARE:
Income before extraordinary
  items plus assumed
  conversions...............  $4,521.6   1,713.2      $2.64     $1,071.6   1,674.8      $0.64     $1,175.8   1,624.7      $0.72
                              ========   =======                ========   =======                ========   =======

    The computation of diluted earnings per common share in Fiscal 2000, Fiscal 1999 and Fiscal 1998 excludes the effect of the assumed exercise of approximately 7.3 million, 3.1 million and 23.8 million stock options, respectively, that were outstanding as of September 30, 2000, 1999 and 1998, respectively, because the effect would be anti-dilutive.

                            TYCO INTERNATIONAL LTD.

15. TYCOM LTD.

    In August 2000, TyCom Ltd., a subsidiary of the Company, completed an initial public offering (the "TyCom IPO") of 70,300,000 of its common shares at a price of $32.00 per share. Net proceeds to TyCom from the TyCom IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $2.1 billion. Of that amount, TyCom paid $200 million as a dividend to the Company. Prior to the TyCom IPO, the Company's ownership in TyCom's outstanding common shares was 100%, and at September 30, 2000 the Company's ownership in TyCom's outstanding common shares is approximately 86%. As a result of the TyCom IPO, the Company recognized a pre-tax gain on its investment in TyCom of approximately $1.76 billion ($1.01 billion, after-tax), which has been included in gain on issuance of common shares by subsidiary in the Consolidated Statement of Operations.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS)

    Merger, restructuring and other non-recurring charges (credits), net, are as follows ($ in millions):

                                                       2000              1999              1998
                                                   ------------      ------------      ------------
Electronics..................................      $  (90.9)(i)      $  643.3(iii)     $  164.4
Healthcare and Specialty Products............         (10.9)(ii)        419.1              92.5
Fire and Security Services...................         (11.2)            (27.2)               --
Telecommunications...........................          13.1                --                --
Corporate....................................         276.2                --                --
                                                   --------          --------          --------
                                                   $  176.3          $1,035.2          $  256.9
                                                   ========          ========          ========

------------------------

 (i) Includes $0.9 million charge related to the write-down of inventory, which is included in cost of sales, and a credit of $6.3 million also included in cost of sales.

 (ii) Includes $6.4 million charge related to the write-down of inventory, which is included in cost of sales.

(iii) Includes $106.4 million charge related to the write-down of inventory, which is included in cost of sales.

    2000 CHARGES AND CREDITS

    The Electronics segment recorded a net merger, restructuring and other non-recurring credit of $90.9 million, which consists of credits of $107.8 million and charges of $16.9 million. The merger, restructuring and other non-recurring credit of $107.8 million, of which $6.3 million is included in cost of sales, is related to the merger with AMP and costs associated with AMP's profit improvement plan. The $107.8 million credit consists of a revision in estimates of severance reserves of $55.2 million, facility reserves of $7.8 million and other reserves of $44.8 million. See the table on page 60 for Fiscal 2000 revision in estimates related to Fiscal 1999 charges. The restructuring and other non-recurring charges of $16.9 million, of which $0.9 million is included in cost of sales, is related to restructuring activities in AMP's Brazilian operations and wireless communications business. The following table

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS) (CONTINUED) provides information about the restructuring and other non-recurring charges related to the Electronics segment recorded in Fiscal 2000 ($ in millions):

                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Fiscal 2000 charges....................      941      $  4.9           3      $  4.8     $  7.2     $ 16.9
Fiscal 2000 utilization................      (97)         --          (3)       (1.7)      (5.1)      (6.8)
                                          ------      ------      ------      ------     ------     ------
Ending balance at September 30, 2000...      844      $  4.9          --      $  3.1     $  2.1     $ 10.1
                                          ======      ======      ======      ======     ======     ======

    The cost of announced workforce reductions of $4.9 million includes the elimination of 941 positions primarily in Brazil. The cost of facility closures of $4.8 million consists of the shut-down and consolidation of 3 facilities. At September 30, 2000, 97 employees had been terminated and 3 facilities had been shut down. The remaining facility reserves are primarily for payments on non-cancellable lease obligations.

    The other charges of $7.2 million consist of the write-off of non-facility assets and other direct costs.

    The Healthcare and Specialty Products segment recorded a net merger, restructuring and other non-recurring credit of $10.9 million. The
$10.9 million net credit consists of charges of $11.1 million related to USSC's suture business and charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business. Substantially all of these restructuring activities were completed during the year. Also recorded was a credit of $29.9 million representing a revision in estimates of prior years' merger, restructuring and other non-recurring accruals, of which $19.7 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals. The
$19.7 million credit relates to a revision in estimates of severance reserves of $4.2 million, facility reserves of $4.5 million and other reserves of $11.0 million. See the table on page 61 for Fiscal 2000 revision in estimates related to Fiscal 1999 charges.

    The Fire and Security Services segment recorded restructuring and other non-recurring credits of $11.2 million related to revision in estimates of the Company's 1997 restructuring activities for amounts lower than originally recorded. Actions under the Company's 1997 restructuring plans have been substantially completed.

    The Telecommunications segment recorded a non-recurring charge of $13.1 million incurred in connection with the TyCom IPO.

    In addition to segment (credits) charges, the Company recorded non-recurring charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business and $1.2 million for other non-recurring charges, all of which remains in other current liabilities in the Consolidated Balance Sheet at September 30, 2000.

    1999 CHARGES AND CREDITS

    The Electronics segment recorded net merger, restructuring and other non-recurring charges of $643.3 million primarily related to the merger with AMP and costs associated with AMP's profit

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS) (CONTINUED) improvement plan. The following table provides information about these charges, in addition to revision in estimates of Fiscal 1999 charges ($ in millions):

                                          SEVERANCE              FACILITIES          OTHER
                                     --------------------   ---------------------   --------
                                     NUMBER OF              NUMBER OF
                                     EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                     ---------   --------   ----------   --------   --------   --------
Fiscal 1999 charges................    16,139    $ 433.7          87     $  68.6    $ 141.0    $ 643.3
Fiscal 1999 utilization............    (8,410)    (359.2)        (45)      (15.4)     (16.8)    (391.4)
Fiscal 2000 revision in
  estimates........................    (5,375)     (55.2)        (14)       (7.8)     (44.8)    (107.8)
Fiscal 2000 utilization............    (1,662)      (7.9)        (17)      (14.0)     (76.7)     (98.6)
                                      -------    -------     -------     -------    -------    -------
Ending balance at September 30,
  2000.............................       692    $  11.4          11     $  31.4    $   2.7    $  45.5
                                      =======    =======     =======     =======    =======    =======

    The cost of announced workforce reductions of $433.7 million includes the elimination of 16,139 positions primarily in the United States and Europe, consisting primarily of manufacturing and distribution, administrative, research and development and sales and marketing personnel. The cost of facility closures of $68.6 million consists primarily of the shut-down and consolidation of 87 facilities primarily in the United States and Europe, consisting primarily of manufacturing plants, distribution centers, administrative buildings, research and development facilities and sales offices. It also includes $18.3 million related to the write-down of inventory, which is included in cost of sales. At September 30, 2000, 10,072 employees had been terminated and 62 facilities had been shut down.

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

    As part of the integration of AMP's electronics business and AMP's profit improvement plan, the Company evaluated the profitability and anticipated customer demand for its various products. As a result of this evaluation, management decided to exit certain product lines and/or businesses which were under-performing relative to expectations. The inventory held by the Company related to these exited activities was deemed impaired and written down to estimated fair value. The total write-down of $88.1 million was recorded as a charge to cost of sales. These discontinued product lines represented approximately $150 million of historical net sales for AMP on an annualized basis.

    The Healthcare and Specialty Products segment recorded net merger, restructuring and other non-recurring charges of $419.1 million, consisting of a $423.8 million charge primarily related to the merger with USSC and a $4.7 million credit representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals discussed below. The following table provides

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS) (CONTINUED) information about these charges, in addition to revision in estimates of Fiscal 1999 charges ($ in millions):

                                           SEVERANCE              FACILITIES          OTHER
                                      --------------------   ---------------------   --------
                                      NUMBER OF              NUMBER OF
                                      EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                      ---------   --------   ----------   --------   --------   --------
Fiscal 1999 charges.................     1,467    $ 124.8          45     $  51.8    $ 247.2    $ 423.8
Fiscal 1999 activity................    (1,282)     (99.3)        (20)      (18.3)    (217.6)    (335.2)
Fiscal 2000 revision in estimates...        --       (4.2)         (1)       (4.5)     (11.0)     (19.7)
Fiscal 2000 utilization.............       (91)     (14.8)        (17)      (10.7)     (18.6)     (44.1)
                                       -------    -------      ------     -------    -------    -------
Ending balance at September 30,
  2000..............................        94    $   6.5           7     $  18.3    $    --    $  24.8
                                       =======    =======      ======     =======    =======    =======

    The cost of announced workforce reductions of $124.8 million includes the elimination of 1,467 positions primarily in the United States and Europe, consisting primarily of manufacturing and distribution, sales and marketing, administrative and research and development personnel. The cost of facility closures of $51.8 million includes the shut-down and consolidation of 45 facilities primarily in Europe and the United States, consisting primarily of manufacturing plants, distribution centers, sales offices, administrative buildings and research and development facilities. At September 30, 2000, 1,373 employees had been terminated and 37 facilities had been shut down.

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

    The remaining balance at September 30, 2000 of $24.8 million is included in other current liabilities in the Consolidated Balance Sheet. The Company currently anticipates that the restructuring and other non-recurring activities to which all of these charges relate will be completed within Fiscal 2001.

    In Fiscal 1999, the Company recorded a credit of $31.9 million, including $27.2 million in the Fire and Security Services segment and $4.7 million in the Healthcare and Specialty Products segment referred to above, representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals. Most of the actions under Tyco's 1997 restructuring and other non-recurring plans are completed or near completion and have resulted in total estimated costs being less than originally anticipated.

    1998 CHARGES AND CREDIT

    During the fourth quarter of Fiscal 1998, AMP recorded charges of $185.8 million associated with its profit improvement plan, which includes the reduction of support staff throughout all its business units and the consolidation of manufacturing plants and other facilities, in addition to certain sales growth initiatives. These charges include the cost of staff reductions of $172.1 million involving the voluntary retirement and involuntary termination of approximately 2,700 staff support personnel and 700 direct manufacturing employees, and the cost of consolidation of certain facilities of $13.7 million

                            TYCO INTERNATIONAL LTD.

16. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS) (CONTINUED) relating to six plant and facility closures and consolidations. At
September 30, 1999, these restructuring activities were substantially completed. See Note 18 for discussion of the voluntary early retirement program.

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

17. COMMITMENTS AND CONTINGENCIES

    The Company occupies certain facilities under leases that expire at various dates through the year 2030. Rental expense under these leases and leases for equipment was $442.7 million, $381.0 million and $331.7 million for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. At September 30, 2000, the minimum lease payment obligations under noncancelable operating leases were as follows:
$435.7 million in Fiscal 2001, $335.4 million in Fiscal 2002, $239.5 million in Fiscal 2003, $170.4 million in Fiscal 2004, $142.7 million in Fiscal 2005 and an aggregate of $431.4 million in Fiscal years 2006 through 2030.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon the Company's experience with environmental remediation matters, the Company has concluded that there is at least a reasonable possibility that remedial costs will be incurred with respect to these sites in an aggregate amount in the range of $32.9 million to $95.2 million. At September 30, 2000, the Company concluded that the most probable amount that will be incurred within this range is $68.3 million.
$35.4 million of such amount is included in accrued expenses and other current liabilities and $32.9 million is included in other long-term liabilities in the Consolidated Balance Sheet. Based upon information available to the Company, at those sites where there has been an allocation of the liability for cleanup costs among a number of parties, including the Company, and such liability could be joint and several, management believes it is probable that other responsible parties will fully pay the cost allocated to them, except with respect to one site for which the Company has assumed that one of the identified responsible parties will be unable to pay the cost allocated to it and that such party's cost will be reapportioned among the remaining responsible parties. In view of the Company's financial position and reserves for

                            TYCO INTERNATIONAL LTD.

17. COMMITMENTS AND CONTINGENCIES (CONTINUED) environmental matters of $68.3 million, the Company has concluded that its payment of such estimated amounts will not have a material effect on its financial position, results of operations or liquidity.

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

    VOLUNTARY EARLY RETIREMENT PROGRAMS--In the fourth quarter of Fiscal 1998, AMP offered enhanced retirement benefits to targeted groups of employees. The cost of these benefits totaled $138.3 million and was recorded as part of AMP's fourth quarter restructuring charge. This amount has not been included in the determination of net periodic pension cost presented below. The net periodic pension (income) cost for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

                                                                        U.S. PLANS
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Service cost................................................   $ 12.1     $ 37.8     $ 44.7
Interest cost...............................................     84.6       86.2       93.3
Expected return on plan assets..............................   (112.8)     (96.1)    (109.9)
Recognition of initial net asset............................     (1.0)      (0.9)      (1.9)
Amortization of prior service cost..........................      0.7        3.0        3.2
Recognized net actuarial gain...............................     (6.4)      (0.6)      (7.1)
Curtailment/settlement gain.................................     (4.6)    (102.6)     (48.6)
                                                               ------     ------     ------
Net periodic benefit income.................................   $(27.4)    $(73.2)    $(26.3)
                                                               ======     ======     ======

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

                                                                     NON-U.S. PLANS
                                                             -------------------------------
                                                               2000       1999        1998
                                                             --------   ---------   --------
Service cost...............................................   $60.9       $47.4      $35.6
Interest cost..............................................    75.1        48.0       43.1
Expected return on plan assets.............................   (85.3)      (56.8)     (53.6)
Recognition of initial net obligation......................     0.2         0.1         --
Amortization of prior service cost.........................     0.8         0.6        0.6
Recognized net actuarial loss (gain).......................     2.3         1.1       (0.8)
Curtailment/settlement (gain) loss.........................    (2.7)        1.2        6.7
                                                              -----       -----      -----
Net periodic benefit cost..................................   $51.3       $41.6      $31.6
                                                              =====       =====      =====

    The curtailment/settlement gains in Fiscal 1999 relate primarily to the termination of employees at AMP and the freezing of AMP's pension plan. The curtailment/settlement gains in Fiscal 1998 relate primarily to the freezing of the ADT pension plan. These curtailment/settlement gains have been recorded in selling, general and administrative expenses.

    The net pension cost recognized at September 30, 2000 and 1999 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions):

                                                    U.S. PLANS          NON-U.S. PLANS
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.......  $1,142.5   $1,191.8   $1,339.9   $  835.4
Service cost..................................       9.6       35.8       59.6       45.7
Interest cost.................................      84.6       86.2       75.1       48.0
Employee contributions........................        --         --        8.7        8.7
Plan amendments...............................       0.1        8.3        0.6        0.8
Actuarial (gain) loss.........................     (15.1)     (74.4)     (55.1)      28.1
Benefits paid.................................     (77.0)     (68.8)     (44.1)     (49.2)
Acquisitions..................................      19.2      190.9      132.3      404.9
Divestitures..................................        --      (69.8)        --       (5.9)
Plan curtailments.............................      (9.0)    (136.3)      (2.9)     (10.7)
Plan settlements..............................     (71.0)     (25.7)     (10.1)      (2.4)
Special termination benefits..................       1.9        4.5        3.0        9.2
Currency translation adjustment...............        --         --     (139.4)      27.3
                                                --------   --------   --------   --------
Benefit obligation at end of year.............  $1,085.8   $1,142.5   $1,367.6   $1,339.9
                                                ========   ========   ========   ========

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)

                                                    U.S. PLANS          NON-U.S. PLANS
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year........................................  $1,165.8   $  997.4   $1,175.2   $  700.5
Actual return on plan assets..................     258.7      169.3      121.7       86.0
Employer contributions........................      23.9       24.7       55.6       38.8
Employee contributions........................        --         --        8.7        8.8
Acquisitions..................................       7.7      155.8       74.7      376.9
Divestitures..................................        --      (84.2)        --       (7.5)
Plan settlements..............................     (71.0)     (25.7)      (9.9)      (2.4)
Benefits paid.................................     (77.0)     (68.9)     (44.1)     (49.2)
Administrative expenses paid..................      (3.9)      (2.6)      (1.7)      (1.8)
Currency translation adjustment...............        --         --     (127.1)      25.1
                                                --------   --------   --------   --------
Fair value of plan assets at end of year......  $1,304.2   $1,165.8   $1,253.1   $1,175.2
                                                ========   ========   ========   ========

Funded status.................................  $  218.4   $   23.3   $ (114.5)  $ (164.7)
Unrecognized net actuarial (gain) loss........    (284.7)    (128.8)      (2.3)      89.4
Unrecognized prior service cost...............       4.4        6.7        5.3        6.0
Unrecognized transition asset.................      (4.0)      (5.1)      (3.8)      (4.5)
                                                --------   --------   --------   --------
Net amount recognized.........................  $  (65.9)  $ (103.9)  $ (115.3)  $  (73.8)
                                                ========   ========   ========   ========

                                                         U.S. PLANS          NON-U.S. PLANS
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEETS
Prepaid benefit cost...............................   $ 47.6    $  29.2    $ 107.6     $106.8
Accrued benefit liability..........................   (117.6)    (141.7)    (255.8)    (222.1)
Intangible asset...................................      0.8        1.0        4.9        6.3
Accumulated other comprehensive income.............      3.3        7.6       28.0       35.2
                                                      ------    -------    -------     ------
Net amount recognized..............................   $(65.9)   $(103.9)   $(115.3)    $(73.8)
                                                      ======    =======    =======     ======

                                                         U.S. PLANS                      NON-U.S. PLANS
                                                  -------------------------         -------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30,    2000             1999             2000             1999
------------------------------------------------  --------         --------         --------         --------
Discount rate...............................        8.00%            7.75%            5.75%            5.65%
Expected return on plan assets..............        9.75             8.60             7.40             7.39
Rate of compensation increase...............        4.40             4.30             4.07             4.03

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $30.3 million, $29.3 million and $9.3 million, respectively, as of September 30, 2000 and $186.7 million, $173.4 million and $130.7 million, respectively, as of September 30, 1999.

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)
    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $543.8 million, $464.0 million and $256.1 million, respectively, as of September 30, 2000 and $563.5 million, $517.1 million and $314.6 million, respectively, as of September 30, 1999.

    The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi- employer plans was $8.2 million, $7.5 million and $1.7 million for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

    DEFINED CONTRIBUTION RETIREMENT PLANS--The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $132.7 million, $73.2 million and $57.1 million for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $10.8 million, $6.9 million and $3.7 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

    POSTRETIREMENT BENEFIT PLANS--The Company generally does not provide postretirement benefits other than pensions for its employees. Certain of Former Tyco's acquired operations provide these benefits to employees who were eligible at the date of acquisition. In addition, ADT's electronic security services operation in the United States sponsors an unfunded defined benefit postretirement plan which covers both salaried and non-salaried employees and which provides medical and other benefits. This postretirement health care plan is contributory, with retiree contributions adjusted annually. The Company recorded a gain of $8.8 million related to the curtailment of this plan in Fiscal 1998 which was included in selling, general and administrative expenses.

    AMP provides postretirement health care coverage to qualifying U.S. retirees. As a result of the merger with Tyco, a $13.7 million adjustment was recorded to conform AMP's accounting method for postretirement benefits to Tyco's method, regarding the initial recognition of such benefits upon adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

    In the second quarter of Fiscal 1999, AMP offered enhanced postretirement benefits to terminated employees totaling $16.0 million, which was recorded as part of AMP's second quarter restructuring charge. This amount has not been included in the determination of net periodic benefit cost presented below.

    Net periodic postretirement benefit cost reflects the following components ($ in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
Service cost (with interest)................................   $  1.1     $  3.5     $  3.2
Interest cost...............................................     12.7       12.0        9.5
Amortization of prior service cost..........................     (1.9)      (2.2)      (2.5)
Amortization of net gain....................................     (1.6)      (0.7)      (1.4)
Curtailment gain............................................     (3.2)      (5.8)      (8.8)
                                                               ------     ------     ------
Net periodic postretirement benefit cost....................   $  7.1     $  6.8     $   --
                                                               ======     ======     ======

                            TYCO INTERNATIONAL LTD.

18. RETIREMENT PLANS (CONTINUED)
    The components of the accrued postretirement benefit obligation, all of which are unfunded, are as follows ($ in millions):

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Benefit obligation at beginning of year.....................  $ 168.2        $ 174.1
Service cost................................................      1.1            3.5
Interest cost...............................................     12.7           12.0
Amendments..................................................     (3.1)           4.5
Actuarial gain..............................................     (1.7)          (4.1)
Acquisition.................................................      8.4           11.2
Curtailment gain (loss).....................................      1.7          (15.3)
Expected net benefits paid..................................    (19.6)         (17.8)
Currency fluctuation (gain) loss............................     (0.1)           0.1
                                                              -------        -------
Benefit obligation at end of year...........................  $ 167.6        $ 168.2
                                                              =======        =======

Funded status...............................................  $(167.6)       $(168.2)
Unrecognized net gain.......................................    (29.6)         (24.5)
Unrecognized prior service cost.............................    (11.1)         (13.8)
                                                              -------        -------
Accrued postretirement benefit cost.........................  $(208.3)       $(206.5)
                                                              =======        =======

    For measurement purposes, in Fiscal 2000, an 8.15% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.00% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...        $0.5           $(0.5)
Effect on postretirement benefit obligation...............         6.2            (5.4)

    The combined weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.00% at September 30, 2000 (7.75% at September 30, 1999).

19. CONSOLIDATED SEGMENT DATA

    The Company's reportable segments are strategic business units that operate in different industries and are managed separately. Segment data have been presented on a basis consistent with how business activities are reported internally to management. Certain corporate expenses were allocated to each operating segment's operating income, based generally on net sales and other factors. For additional information, including a description of the products and services included in each segment, see Note 1.

                            TYCO INTERNATIONAL LTD.

19. CONSOLIDATED SEGMENT DATA (CONTINUED)
    Selected information by industry segment is presented below ($ in millions).

                                                   AS AT AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                     2000             1999             1998
                                                  ----------       ----------       ----------
Net sales:
  Electronics...................................  $ 9,909.8        $ 6,087.4        $ 5,787.3
  Telecommunications............................    2,539.7          1,623.8          1,280.0
  Healthcare and Specialty Products.............    6,467.9          5,742.7          4,672.4
  Fire and Security Services....................    6,076.6          5,534.0          4,393.5
  Flow Control Products and Services............    3,937.9          3,508.6          2,928.5
                                                  ---------        ---------        ---------
                                                  $28,931.9        $22,496.5        $19,061.7
                                                  =========        =========        =========

                                            AS AT AND FOR THE YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------------
                                           2000                1999                1998
                                        -----------         -----------         -----------
Operating income (loss):
  Electronics.........................  $ 2,538.6 (1)       $  (225.9)(6)       $   403.1 (9)
  Telecommunications..................      516.6 (2)           325.1               268.3
  Healthcare and Specialty Products...    1,439.8 (3)           890.9 (7)           389.3 (10)
  Fire and Security Services..........    1,040.5 (4)           934.2 (8)           630.6
  Flow Control Products and
    Services..........................      746.9               605.5               456.9
                                        ---------           ---------           ---------
                                          6,282.4             2,529.8             2,148.2
                                        ---------           ---------           ---------
  Less: Corporate expenses............     (463.6)(5)          (122.9)              (68.3)
        Goodwill amortization
          expense.....................     (344.4)             (216.1)             (131.8)
                                        ---------           ---------           ---------
                                        $ 5,474.4           $ 2,190.8           $ 1,948.1
                                        =========           =========           =========
Total Assets:
  Electronics.........................  $12,248.1           $ 8,326.9           $ 4,995.1
  Telecommunications..................    2,029.9             2,392.2             1,366.8
  Healthcare and Specialty Products...    8,925.6             8,696.2             7,256.8
  Fire and Security Services..........    9,298.5             8,219.4             6,606.2
  Flow Control Products and
    Services..........................    5,748.4             3,858.6             2,960.3
  Corporate...........................    2,153.8               851.0               255.5
                                        ---------           ---------           ---------
                                        $40,404.3           $32,344.3           $23,440.7
                                        =========           =========           =========
Depreciation and Amortization:
  Electronics.........................  $   563.0           $   421.3           $   430.0
  Telecommunications..................       67.4                47.1                36.5
  Healthcare and Specialty Products...      330.1               287.6               262.5
  Fire and Security Services..........      531.6               417.2               269.8
  Flow Control Products and
    Services..........................      144.7               130.0               120.0
  Corporate...........................        7.6                 8.0                18.9
                                        ---------           ---------           ---------
                                        $ 1,644.4           $ 1,311.2           $ 1,137.7
                                        =========           =========           =========

                            TYCO INTERNATIONAL LTD.

19. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                            AS AT AND FOR THE YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------------
                                           2000                1999                1998
                                        -----------         -----------         -----------
Capital Expenditures:
  Electronics.........................  $   293.8           $   391.1           $   492.0
  Telecommunications..................      316.0 (11)           97.4                28.2
  Healthcare and Specialty Products...      251.1               235.9 (12)          202.9
  Fire and Security Services..........      764.3               746.3               491.4
  Flow Control Products and
    Services..........................      142.1               135.1                92.6
  Corporate...........................       47.6                26.7                10.4
                                        ---------           ---------           ---------
                                        $ 1,814.9           $ 1,632.5           $ 1,317.5
                                        =========           =========           =========

------------------------

 (1) Includes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of sales, related to AMP's Brazilian operations and wireless communications business and a credit of $107.8 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring, and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

 (2) Includes a non-recurring charge of $13.1 million incurred in connection with the TyCom IPO.

 (3) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $11.1 million related to USSC's suture business. Also includes a credit of $29.9 million representing a revision in estimates of merger, restructuring, and other non-recurring accruals consisting of $19.7 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.

 (4) Includes a merger, restructuring and other non-recurring credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

 (5) Includes a non-recurring charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business and other non-recurring charges of $1.2 million.

 (6) Includes merger, restructuring and other non-recurring charges of $643.3 million, of which $106.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $431.5 million primarily related to the merger with AMP and AMP's profit improvement plan.

 (7) Includes merger, restructuring and other non-recurring charges of $423.8 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the merger with USSC, and a credit of $4.7 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.

 (8) Includes a credit of $27.2 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.

 (9) Includes restructuring and other non-recurring charges recorded by AMP of $185.8 million related to its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to AMP's 1996 restructuring activities.

(10) Includes non-recurring charges of $80.5 million primarily related to business exit costs and restructuring charges of $12.0 million related to USSC's operations.

(11) Includes $111.1 million in spending for construction of the TyCom Global Network.

(12) Excludes $234.0 million related to the purchase of property previously leased by USSC.

                            TYCO INTERNATIONAL LTD.

20. CONSOLIDATED GEOGRAPHIC DATA

    Selected information by geographic area is presented below ($ in millions).

                                                   AS AT AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                     2000             1999             1998
                                                  ----------       ----------       ----------
Net sales:
  Americas (primarily U.S.).....................  $18,457.5        $14,409.0        $12,518.4
  Europe........................................    6,610.1          5,362.4          4,431.4
  Asia--Pacific.................................    3,864.3          2,725.1          2,111.9
                                                  ---------        ---------        ---------
                                                  $28,931.9        $22,496.5        $19,061.7
                                                  =========        =========        =========
Long-Lived Assets:
  Americas (primarily U.S.).....................  $17,655.4        $13,849.4
  Europe........................................    5,453.3          4,084.6
  Asia--Pacific.................................    1,751.5          1,838.3
  Corporate.....................................      435.0            311.3
                                                  =========        =========
                                                  $25,295.2        $20,083.6
                                                  =========        =========

21. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below ($ in millions).

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Inventories:
  Purchased materials and manufactured parts................  $1,076.5   $  719.1
  Work in process...........................................   1,105.1      774.2
  Finished goods............................................   1,663.5    1,355.8
                                                              --------   --------
                                                              $3,845.1   $2,849.1
                                                              ========   ========
Property, Plant and Equipment:
  Land......................................................  $  538.8   $  386.8
  Buildings.................................................   2,416.1    2,414.0
  Subscriber systems........................................   3,200.7    2,703.3
  Machinery and equipment...................................   7,089.5    7,005.3
  Leasehold improvements....................................     295.8      224.4
  Construction in progress..................................     727.6      573.0
  Accumulated depreciation..................................  (6,050.1)  (5,984.4)
                                                              --------   --------
                                                              $8,218.4   $7,322.4
                                                              ========   ========
Accured expenses and other current liabilities include the
following:
  Accrued payroll and payroll related costs (including
    bonuses)................................................  $  808.9   $  723.5
                                                              ========   ========

                            TYCO INTERNATIONAL LTD.

22. SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Selected supplementary income statement information is presented below ($ in millions).

                                                             YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                      2000             1999             1998
                                                    --------         --------         --------
Research and development..........................   $527.5           $450.5           $511.4
Advertising.......................................   $149.3           $133.1           $110.8

23. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is presented below ($ in millions, except per share data).

                                                          YEAR ENDED SEPTEMBER 30, 2000
                                              -----------------------------------------------------
                                              1ST QTR.(1)   2ND QTR.(2)   3RD QTR.(3)   4TH QTR.(4)
                                              -----------   -----------   -----------   -----------
Net sales...................................   $6,638.8      $7,070.0      $7,417.8      $7,805.3
Gross profit................................    2,446.9       2,614.7       2,868.0       3,071.1
Income before extraordinary items...........      757.2         855.5         997.3       1,910.1
Net income (9)..............................      757.0         855.5         997.3       1,910.1
Basic income per common share:
  Income before extraordinary items.........   $   0.45      $   0.51      $   0.59      $   1.13
  Net income per common share...............       0.45          0.51          0.59          1.13
Diluted income per common share:
  Income before extraordinary items.........   $   0.44      $   0.50      $   0.58      $   1.12
  Net income per common share...............       0.44          0.50          0.58          1.12

                                                          YEAR ENDED SEPTEMBER 30, 1999
                                              -----------------------------------------------------
                                              1ST QTR.(5)   2ND QTR.(6)   3RD QTR.(7)   4TH QTR.(8)
                                              -----------   -----------   -----------   -----------
Net sales...................................   $5,213.5      $5,238.7      $5,819.8      $6,224.5
Gross profit................................    1,796.9       1,849.0       2,036.5       2,381.0
(Loss) income before extraordinary items....      (89.6)        164.3         212.2         780.8
Net (loss) income (9).......................      (92.0)        121.8         211.7         780.5
Basic (loss) income per common share:
  (Loss) income before extraordinary
    items...................................   $  (0.06)     $   0.10      $   0.13      $   0.47
  Net (loss) income per common share........      (0.06)         0.07          0.13          0.47
Diluted (loss) income per common share:
  (Loss) income before extraordinary
    items...................................   $  (0.06)     $   0.10      $   0.13      $   0.46
  Net (loss) income per common share........      (0.06)         0.07          0.13          0.46

------------------------

(1) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business; restructuring and other non-recurring charges of $7.7 million related to USSC's suture business; and a restructuring charge of $6.5 million related to AMP's Brazilian operations. Also includes a credit of $94.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $57.8 million related to the merger with AMP and AMP's profit improvement plan, $15.5 million related primarily to the merger with USSC and $21.4 million related to the Company's 1997 restructuring accruals.

(2) Includes merger, restructuring and other non-recurring charges of $10.4 million, of which $0.9 million is included in cost of sales, primarily related to activities in AMP's wireless

                            TYCO INTERNATIONAL LTD.

23. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) communications business and restructuring and other non-recurring charges of $0.5 million related to USSC's suture business. Also includes a credit of $12.7 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(3) Includes restructuring and other non-recurring charges of $2.9 million related to USSC's suture business. Also includes a merger, restructuring and other non-recurring credit of $9.8 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(4) Includes non-recurring charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business, $13.1 million related to a non-recurring charge incurred in connection with the TyCom IPO and $1.2 million of other non-recurring charges. Also includes credits of $27.5 million and $4.2 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan and the merger with USSC, respectively.

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

(6) Includes restructuring and other non-recurring charges of $158.8 million, of which $26.9 million is included in cost of sales, and charges for the impairment of long-lived assets of $171.1 million related to AMP's profit improvement plan. Also includes restructuring and other non-recurring charges of $2.0 million related to the merger with USSC and a credit of $5.3 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.

(7) Includes merger, restructuring and other non-recurring charges of $368.0 million, of which $51.2 million is included in cost of sales, and charges for the impairment of long-lived assets of $194.8 million, related to the merger with AMP and AMP's profit improvement plan. Also includes restructuring and other non-recurring charges of $2.8 million related to the merger with USSC and a credit of $19.7 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.

(8) Includes restructuring and other non-recurring charges of $6.4 million related to the merger with USSC. Also includes a credit of $3.9 million representing a revision of estimates related to Tyco's 1997 merger, restructuring and other non-recurring accruals.

(9) Extraordinary items relate principally to the Company's debt tender offers and the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A.

    During Fiscal 2000 and Fiscal 1999, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, issued public debt securities (See
Note 4) which are fully and unconditionally guaranteed by Tyco. In accordance with SEC rules promulgated in August 2000, the following presents condensed consolidating financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which it owns or controls twenty percent or more of the voting shares.

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                 -------------   -------------   ------------   -------------   ---------
CURRENT ASSETS:
Cash and cash equivalents.....................   $     34.2      $      3.6      $  1,227.0     $       --     $ 1,264.8
Accounts receivable, net......................          1.2              --         5,629.2             --       5,630.4
Inventory, net................................           --              --         3,845.1             --       3,845.1
Intercompany receivables......................        802.4            51.3         3,661.3       (4,515.0)           --
Other current assets..........................           --            14.4         2,061.0             --       2,075.4
                                                 ----------      ----------      ----------     ----------     ---------
Total current assets..........................        837.8            69.3        16,423.6       (4,515.0)     12,815.7
PROPERTY, PLANT AND EQUIPMENT, NET............          6.7              --         8,322.8             --       8,329.5
GOODWILL AND OTHER INTANGIBLE ASSETS, NET.....           --             0.7        16,331.9             --      16,332.6
INVESTMENT IN SUBSIDIARIES....................     31,307.9        16,133.2              --      (47,441.1)           --
INTERCOMPANY LOANS RECEIVABLE.................        269.2        10,678.8              --      (10,948.0)           --
OTHER ASSETS..................................          1.4             9.2         4,524.8       (1,608.9)      2,926.5
                                                 ----------      ----------      ----------     ----------     ---------
    TOTAL ASSETS..............................   $ 32,423.0      $ 26,891.2      $ 45,603.1     $(64,513.0)    $40,404.3
                                                 ==========      ==========      ==========     ==========     =========
CURRENT LIABILITIES:
Loans payable and current maturities of long-
  term debt...................................   $       --      $  1,248.9      $    288.3     $       --     $ 1,537.2
Accounts payable..............................          0.3             0.2         3,291.4             --       3,291.9
Accrued expenses and other current
  liabilities.................................         25.3           118.3         3,894.6             --       4,038.2
Intercompany payables.........................      2,447.8         1,213.5           853.7       (4,515.0)           --
Other.........................................           --             0.5         2,377.3          433.8       2,811.6
                                                 ----------      ----------      ----------     ----------     ---------
Total current liabilities.....................      2,473.4         2,581.4        10,705.3       (4,081.2)     11,678.9
LONG-TERM DEBT................................           --         8,144.3         1,317.5             --       9,461.8
INTERCOMPANY LOANS PAYABLE....................           --              --        10,948.0      (10,948.0)           --
OTHER LONG-TERM LIABILITIES...................           --             3.9         1,883.0             --       1,886.9
MINORITY INTEREST.............................           --              --           343.5             --         343.5

SHAREHOLDERS' EQUITY:
Common shares.................................        345.0              --             5.1          (13.2)        336.9
Capital in excess:
  Share premium...............................     16,031.2              --              --      (10,797.9)      5,233.3
  Contributed surplus.........................      5,973.3        12,665.0        14,365.6      (30,217.6)      2,786.3
Accumulated earnings..........................      7,600.1         3,496.6         5,786.0       (8,455.1)      8,427.6
Accumulated other comprehensive income........           --              --           249.1             --         249.1
                                                 ----------      ----------      ----------     ----------     ---------
    TOTAL SHAREHOLDERS' EQUITY................     29,949.6        16,161.6        20,405.8      (49,483.8)     17,033.2
                                                 ----------      ----------      ----------     ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY..................................   $ 32,423.0      $ 26,891.2      $ 45,603.1     $(64,513.0)    $40,404.3
                                                 ==========      ==========      ==========     ==========     =========

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                 -------------   -------------   ------------   -------------   ---------
CURRENT ASSETS:
Cash and cash equivalents.....................    $    22.8       $    15.4      $ 1,723.8      $       --     $ 1,762.0
Accounts receivable, net......................          2.2              --        4,580.1              --       4,582.3
Inventory, net................................           --              --        2,849.1              --       2,849.1
Intercompany receivables......................        704.5            42.1           51.1          (797.7)           --
Other current assets..........................          0.4             3.6        1,948.1              --       1,952.1
                                                  ---------       ---------      ---------      ----------     ---------
Total current assets..........................        729.9            61.1       11,152.2          (797.7)     11,145.5
PROPERTY, PLANT AND EQUIPMENT, NET............          0.5              --        7,321.9              --       7,322.4
GOODWILL AND OTHER INTANGIBLE ASSETS, NET.....           --              --       12,158.9              --      12,158.9
INVESTMENT IN SUBSIDIARIES....................     25,220.7        13,577.1             --       (38,797.8)           --
INTERCOMPANY LOANS RECEIVABLE.................        265.4         8,255.1             --        (8,520.5)           --
OTHER ASSETS..................................          1.4             8.2        2,434.2          (726.3)      1,717.5
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL ASSETS..............................    $26,217.9       $21,901.5      $33,067.2      $(48,842.3)    $32,344.3
                                                  =========       =========      =========      ==========     =========
CURRENT LIABILITIES:
Loans payable and current maturities of long-
  term debt...................................    $      --       $   589.0      $   423.8      $       --     $ 1,012.8
Accounts payable..............................           --              --        2,530.8              --       2,530.8
Accrued expenses and other current
  liabilities.................................         24.8           100.3        3,420.6              --       3,545.7
Intercompany payables.........................         44.1             7.0          746.6          (797.7)           --
Other.........................................           --              --        1,730.7           305.0       2,035.7
                                                  ---------       ---------      ---------      ----------     ---------
Total current liabilities.....................         68.9           696.3        8,852.5          (492.7)      9,125.0
LONG-TERM DEBT................................           --         7,594.8        1,514.6              --       9,109.4
INTERCOMPANY LOANS PAYABLE....................           --              --        8,520.5        (8,520.5)           --
OTHER LONG-TERM LIABILITIES...................           --             4.9        1,735.7              --       1,740.6
SHAREHOLDERS' EQUITY:
Common shares.................................        342.2              --            1.0            (5.2)        338.0
Capital in excess:
  Share premium...............................     15,967.2              --             --       (11,085.7)      4,881.5
  Contributed surplus.........................      5,542.3        12,665.0       12,979.6       (27,579.3)      3,607.6
Accumulated earnings (loss)...................      4,297.3           940.5          (86.6)       (1,158.9)      3,992.3
Accumulated other comprehensive loss..........           --              --         (450.1)             --        (450.1)
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL SHAREHOLDERS' EQUITY................     26,149.0        13,605.5       12,443.9       (39,829.1)     12,369.3
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY..................................    $26,217.9       $21,901.5      $33,067.2      $(48,842.3)    $32,344.3
                                                  =========       =========      =========      ==========     =========

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 2000

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                                         LTD.         GROUP, S.A.    SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                      -------------   -------------   ---------------   -------------   ---------
NET SALES..........................................    $     --        $     --         $28,931.9        $      --     $28,931.9
Cost of sales......................................          --              --          17,931.2               --      17,931.2
Selling, general and administrative expenses.......        12.5             9.9           5,229.6               --       5,252.0
Merger, restructuring and other non-recurring
  charges..........................................          --              --             175.3               --         175.3
Charge for the impairment of long-lived assets.....          --              --              99.0               --          99.0
                                                       --------        --------         ---------        ---------     ---------
OPERATING INCOME (LOSS)............................       (12.5)           (9.9)          5,496.8               --       5,474.4
Interest income (expense), net.....................         3.5          (698.9)            (74.2)              --        (769.6)
Gain on issuance of common shares by subsidiary....          --              --           1,760.0               --       1,760.0
Equity in net income of unconsolidated
  subsidiaries.....................................     4,672.1         2,556.1                --         (7,228.2)           --
Intercompany dividends, interest and fees..........        29.8           709.0            (694.6)           (44.2)           --
                                                       --------        --------         ---------        ---------     ---------
Income before income taxes, minority interest and
  extraordinary items..............................     4,692.9         2,556.3           6,488.0         (7,272.4)      6,464.8
Income taxes.......................................          --            (0.2)         (1,797.0)          (128.8)     (1,926.0)
Minority interest..................................          --              --             (18.7)              --         (18.7)
                                                       --------        --------         ---------        ---------     ---------
Income before extraordinary items..................     4,692.9         2,556.1           4,672.3         (7,401.2)      4,520.1
Extraordinary items, net of taxes(2)...............          --              --              (0.2)              --          (0.2)
                                                       --------        --------         ---------        ---------     ---------
NET INCOME.........................................    $4,692.9        $2,556.1         $ 4,672.1        $(7,401.2)    $ 4,519.9
                                                       ========        ========         =========        =========     =========

------------------------------

(1) Operating income includes a net charge of $176.3 million, of which $1.0 million is included in cost of sales, for restructuring and other non-recurring charges, and charges of $99.0 million for the impairment of long-lived assets related to the Company exiting the interventional cardiology business of USSC. The net charge is comprised of charges of $325.2 million, of which $7.3 million is included in cost of sales, primarily for non-recurring claims related to a merged company in the Healthcare business, the restructuring activities in AMP's Brazilian operations and wireless communications business, a non-recurring charge incurred in connection with TyCom's initial public offering and credits of $148.9 million, of which $6.3 million is included in cost of sales, primarily related to a revision in estimates associated with the AMP merger and AMP's profit improvement plan, the Company's 1997 restructuring plan and the merger with USSC. Income from continuing operations includes a one-time pre-tax gain of $1,760.0 million related to the issuance of common shares by a subsidiary.

(2) Extraordinary items relate principally to the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                                         LTD.         GROUP, S.A.    SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                      -------------   -------------   ---------------   -------------   ---------
NET SALES..........................................    $     --        $     --         $22,496.5        $      --     $22,496.5
Cost of sales......................................          --              --          14,433.1               --      14,433.1
Selling, general and administrative expenses.......         2.9             1.1           4,432.3               --       4,436.3
Merger, restructuring and other non-recurring
  charges..........................................          --              --             928.8               --         928.8
Charge for the impairment of long-lived assets.....          --              --             507.5               --         507.5
                                                       --------        --------         ---------        ---------     ---------
OPERATING INCOME (LOSS)............................        (2.9)           (1.1)          2,194.8               --       2,190.8
Interest income (expense), net.....................         3.0          (401.9)            (86.7)              --        (485.6)
Equity in net income of unconsolidated
  subsidiaries.....................................       663.0           244.7                --           (907.7)           --
Intercompany dividends, interest and fees..........     1,656.0           403.2            (999.7)        (1,059.5)           --
                                                       --------        --------         ---------        ---------     ---------
Income before income taxes and extraordinary
  items............................................     2,319.1           244.9           1,108.4         (1,967.2)      1,705.2
Income taxes.......................................          --            (0.2)           (399.7)          (237.6)       (637.5)
                                                       --------        --------         ---------        ---------     ---------
Income before extraordinary items..................     2,319.1           244.7             708.7         (2,204.8)      1,067.7
Extraordinary items, net of taxes(2)...............          --              --             (45.7)              --         (45.7)
                                                       --------        --------         ---------        ---------     ---------
NET INCOME.........................................    $2,319.1        $  244.7         $   663.0        $(2,204.8)    $ 1,022.0
                                                       ========        ========         =========        =========     =========

------------------------------

(1) Operating income includes merger, restructuring and other non-recurring charges of $643.3 million, of which $106.4 million is included in cost of sales, and charges for the impairment of long-lived assets of $431.5 million primarily related to the merger with AMP and AMP's profit improvement plan. Also included are merger, restructuring and other non-recurring charges of $423.8 million and charges for the impairment of long-lived assets of $76.0 million, primarily related to the USSC merger and a credit of $31.9 million representing a revision of estimates related to Tyco's 1997 restructuring and other non-recurring accruals.

(2) Extraordinary items relate principally to the Company's debt tender offers and the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                                         LTD.         GROUP, S.A.    SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                      -------------   -------------   ---------------   -------------   ---------
NET SALES..........................................    $     --        $     --         $19,061.7        $      --     $19,061.7
Cost of sales......................................          --              --          12,694.8               --      12,694.8
Selling, general and administrative expenses.......        18.2            58.9           4,084.8               --       4,161.9
Merger, restructuring and other non-recurring
  charges..........................................          --              --             256.9               --         256.9
                                                       --------        --------         ---------        ---------     ---------
OPERATING INCOME (LOSS)............................       (18.2)          (58.9)          2,025.2               --       1,948.1
Interest income (expense), net.....................         4.0           (65.3)           (184.0)              --        (245.3)
Equity in net income of unconsolidated
  subsidiaries.....................................       902.4           721.5                --         (1,623.9)           --
Intercompany dividends, interest and fees..........       613.8            98.5            (443.9)          (268.4)           --
                                                       --------        --------         ---------        ---------     ---------
Income before income taxes and extraordinary
  items............................................     1,502.0           695.8           1,397.3         (1,892.3)      1,702.8
Income taxes.......................................          --              --            (466.8)           (67.4)       (534.2)
                                                       --------        --------         ---------        ---------     ---------
Income before extraordinary items..................     1,502.0           695.8             930.5         (1,959.7)      1,168.6
Extraordinary items, net of taxes(2)...............          --              --              (2.4)              --          (2.4)
                                                       --------        --------         ---------        ---------     ---------
NET INCOME.........................................    $1,502.0        $  695.8         $   928.1        $(1,959.7)    $ 1,166.2
                                                       ========        ========         =========        =========     =========

------------------------------

(1) Operating income includes restructuring and other non-recurring charges recorded by AMP of $185.8 million related to its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to AMP's 1996 restructuring activities. Also included are non-recurring charges of $80.5 million and restructuring charges of $12.0 million related to USSC's operations.

(2) Extraordinary items relate principally to the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 2000

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                     LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                                  -------------   -------------   ------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities....     $893.7         $1,201.3        $3,180.0       $     --      $5,275.0
                                                    ------         --------        --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................       (6.4)              --        (1,808.5)            --      (1,814.9)
Acquisition of businesses, net of cash
  acquired.....................................         --               --        (4,790.7)            --      (4,790.7)
Disposal of businesses.........................         --               --            74.4             --          74.4
Net decrease (increase) in investments.........       16.4               --          (369.8)            --        (353.4)
(Increase) in intercompany loans...............         --         (2,421.8)             --        2,421.8            --
(Increase) in investment in subsidiaries.......     (900.7)              --              --          900.7            --
Other..........................................         --             (0.7)          (52.2)            --         (52.9)
                                                    ------         --------        --------       --------      --------
  Net cash utilized by investing activities....     (890.7)        (2,422.5)       (6,946.8)       3,322.5      (6,937.5)
                                                    ------         --------        --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) of short-term debt..............         --           (587.3)         (148.7)            --        (736.0)
Repayment of long-term debt, including debt
  tenders......................................         --           (376.8)         (380.3)         380.3        (376.8)
Proceeds from long-term debt...................         --          2,173.5              --         (380.3)      1,793.2
Proceeds from exercise of options and
  warrants.....................................       64.6               --           290.7             --         355.3
Net proceeds from issuance of common shares by
  subsidiary...................................         --               --         2,130.7             --       2,130.7
Dividends paid.................................      (86.2)              --              --             --         (86.2)
Intercompany dividends received (paid).........       30.0               --           (30.0)            --            --
Purchase of treasury shares....................         --               --        (1,885.1)            --      (1,885.1)
Financing from parent..........................         --               --         2,421.8       (2,421.8)           --
Capital contributions..........................         --               --           900.7         (900.7)           --
Other..........................................         --               --           (29.8)            --         (29.8)
                                                    ------         --------        --------       --------      --------
  Net cash provided by financing activities....        8.4          1,209.4         3,270.0       (3,322.5)      1,165.3
                                                    ------         --------        --------       --------      --------
Net increase (decrease) in cash and cash
  equivalents..................................       11.4            (11.8)         (496.8)            --        (497.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR.........................................       22.8             15.4         1,723.8             --       1,762.0
                                                    ------         --------        --------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......     $ 34.2         $    3.6        $1,227.0       $     --      $1,264.8
                                                    ======         ========        ========       ========      ========

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                     LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                                  -------------   -------------   ------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities....    $  254.3        $   60.7        $3,234.8       $     --      $3,549.8
                                                   --------        --------        --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................        (0.5)             --        (1,632.0)            --      (1,632.5)
Acquisition of businesses, net of cash
  acquired.....................................          --              --        (4,901.2)            --      (4,901.2)
Disposal of businesses.........................          --              --           926.8             --         926.8
Net decrease (increase) in investments.........        81.7              --           (71.2)            --          10.5
(Increase) in intercompany loans...............          --        (4,132.4)             --        4,132.4            --
(Increase) in investment in subsidiaries.......    (1,013.6)             --              --        1,013.6            --
Other..........................................          --              --          (247.7)            --        (247.7)
                                                   --------        --------        --------       --------      --------
  Net cash utilized by investing activities....      (932.4)       (4,132.4)       (5,925.3)       5,146.0      (5,844.1)
                                                   --------        --------        --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts (payments) of short-term debt.....          --           589.0          (426.7)            --         162.3
Net proceeds from issuance of public debt......          --         1,173.7              --             --       1,173.7
Repayment of long-term debt, including debt
  tenders......................................          --        (2,057.8)         (791.3)         791.3      (2,057.8)
Proceeds from long-term debt...................          --         4,375.5            81.4         (791.3)      3,665.6
Proceeds from exercise of options and
  warrants.....................................       714.5              --           157.9             --         872.4
Dividends (paid)...............................       (75.0)             --          (112.9)            --        (187.9)
Intercompany dividends received (paid).........        59.5              --           (59.5)            --            --
Purchase of treasury shares....................          --              --          (637.8)            --        (637.8)
Financing from parent..........................          --              --         4,132.4       (4,132.4)           --
Capital contributions..........................          --              --         1,013.6       (1,013.6)           --
Other..........................................        (0.6)             --            (6.5)            --          (7.1)
                                                   --------        --------        --------       --------      --------
  Net cash provided by financing activities....       698.4         4,080.4         3,350.6       (5,146.0)      2,983.4
                                                   --------        --------        --------       --------      --------
Net increase in cash and cash equivalents......        20.3             8.7           660.1             --         689.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR.........................................         2.5             6.7         1,063.7             --       1,072.9
                                                   --------        --------        --------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......    $   22.8        $   15.4        $1,723.8       $     --      $1,762.0
                                                   ========        ========        ========       ========      ========

                            TYCO INTERNATIONAL LTD.

24. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                 -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities................................    $  177.8        $   (5.8)       $2,109.8       $     --      $ 2,281.8
                                                  --------        --------        --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.........................................          --              --        (1,317.5)            --       (1,317.5)
Acquisition of businesses, net of cash
  acquired....................................          --              --        (4,251.8)            --       (4,251.8)
Net decrease (increase) in investments........        65.3              --           (58.9)            --            6.4
(Increase) in intercompany loans..............          --        (4,090.9)             --        4,090.9             --
(Increase) in investment in subsidiaries......    (1,805.2)       (1,110.7)             --        2,915.9             --
Other.........................................          --              --           (83.1)            --          (83.1)
                                                  --------        --------        --------       --------      ---------
  Net cash utilized by investing activities...    (1,739.9)       (5,201.6)       (5,711.3)       7,006.8       (5,646.0)
                                                  --------        --------        --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net receipts of short-term debt...............          --              --           287.1             --          287.1
Net proceeds from issuance of public debt.....          --         2,744.5              --             --        2,744.5
Repayment of long-term debt, including debt
  tenders.....................................          --              --        (2,214.5)       1,139.9       (1,074.6)
Proceeds from long-term debt..................          --         1,358.9           583.0       (1,139.9)         802.0
Proceeds from the sale of common shares.......     1,245.0              --              --             --        1,245.0
Proceeds from exercise of options and
  warrants....................................       304.9              --            43.8             --          348.7
Dividends paid................................       (56.5)             --          (246.5)            --         (303.0)
Purchase of treasury shares...................          --              --          (283.9)            --         (283.9)
Financing from parent.........................          --              --         4,090.9       (4,090.9)            --
Capital contributions.........................          --         1,110.7         1,805.2       (2,915.9)             -
Other.........................................          --              --           (36.5)            --          (36.5)
                                                  --------        --------        --------       --------      ---------
  Net cash provided by financing activities...     1,493.4         5,214.1         4,028.6       (7,006.8)       3,729.3
                                                  --------        --------        --------       --------      ---------
Net (decrease) increase in cash and cash
  equivalents.................................       (68.7)            6.7           427.1             --          365.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR........................................        71.2              --           636.6             --          707.8
                                                  --------        --------        --------       --------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR......    $    2.5        $    6.7        $1,063.7       $     --      $ 1,072.9
                                                  ========        ========        ========       ========      =========

                            TYCO INTERNATIONAL LTD.

25. SUBSEQUENT EVENTS

    On October 4, 2000, the Company entered into an agreement to acquire InnerDyne, Inc. ("InnerDyne"), a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures. The purchase price is approximately $180 million payable in Tyco common shares. InnerDyne will be integrated within Tyco's Healthcare business. Tyco intends to account for the acquisition as a purchase.

    On October 6, 2000, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is expected to generate a one-time pre-tax gain to the Company in excess of $300 million in the first quarter of Fiscal 2001.

    On October 17, 2000, the Company acquired Mallinckrodt Inc. ("Mallinckrodt"), a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief. The Company issued approximately 64.8 million common shares, valued at approximately $3.2 billion, and assumed approximately $1.0 billion in debt. Mallinckrodt is being integrated within the Company's Healthcare business. The Company is accounting for the acquisition as a purchase.

    On November 13, 2000, the Company agreed to acquire the Lucent Power Systems ("LPS") business unit of Lucent Technologies, Inc. for $2.5 billion in cash. LPS provides a full line of energy solutions and power products for telecommunications service providers and for the computer industry and will be integrated within the Electronics segment. LPS products include AC/DC and DC/DC switching power supplies, batteries, power supplies and back-up power systems. The acquisition is subject to customary regulatory approvals.

    On November 17, 2000, the Company completed a private placement offering of $4,657,500,000 principal at maturity of zero-coupon debt securities due 2020 for aggregate net proceeds of approximately $3,374,000,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, acretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions are met. The Company may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2001, 2003, 2005, 2007 or 2014. The proceeds of this offering will be used to finance the LPS acquisition and to repay commercial paper.

    On December 4, 2000, the Company agreed to acquire Simplex Time Recorder Co. ("Simplex") for approximately $1.15 billion in cash. Simplex manufactures fire and security products and communications systems including control panels, detection devices and system software. Simplex also installs, monitors and services fire alarms, security systems and access control systems and will be integrated within the Fire and Security Services segment. The acquisition is subject to customary regulatory approvals.

                            TYCO INTERNATIONAL LTD.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of Tyco's businesses into five business segments consisting of Electronics, Telecommunications, Healthcare and Specialty Products, Fire and Security Services, and Flow Control Products and Services.

    In Fiscal 1999, we consummated two mergers that were accounted for under the pooling of interests method of accounting. The merger with United States Surgical Corporation closed on October 1, 1998, and the merger with AMP Incorporated closed on April 2, 1999. As required by generally accepted accounting principles in the United States ("GAAP"), we restated our financial statements as if USSC and AMP had always been a part of Tyco. We recorded as expenses during Fiscal 1999 costs directly associated with the USSC and AMP mergers and the costs of terminating employees and closing or consolidating facilities as a result of the mergers. We also expensed in Fiscal 1999 the costs of staff reductions and facility closings that AMP undertook as part of a plan to improve its profitability unrelated to our merger with AMP. In Fiscal 1998, we expensed charges for staff reductions and facility closings under the AMP profit improvement plan and charges that USSC incurred to exit certain of its businesses. These are discussed in more detail under "Liquidity and Capital Resources" below.

    OVERVIEW

    Sales increased 28.6% during Fiscal 2000 to $28,931.9 million from $22,496.5 million in Fiscal 1999. Sales in Fiscal 1999 increased 18.0% compared to Fiscal 1998. Income before extraordinary items was $4,520.1 million in Fiscal 2000, as compared to $1,067.7 million in Fiscal 1999 and $1,168.6 million in Fiscal 1998. Income before extraordinary items for Fiscal 2000 included an after-tax net credit of $793.7 million ($1,484.7 million pre-tax) consisting of restructuring, non-recurring and impairment charges of $327.3 million
($424.2 million pre-tax) primarily for non-recurring claims related to a merged company and the exiting of USSC's interventional cardiology business, offset by a credit of $113.6 million ($148.9 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals and a gain of $1,007.4 million ($1,760.0 million pre-tax) on the issuance of common shares in connection with TyCom's initial public offering. Income before extraordinary items for Fiscal 1999 included an after-tax net charge of $1,304.8 million ($1,542.7 million pre-tax) primarily related to the mergers with USSC and AMP and costs associated with AMP's profit improvement plan. Income before extraordinary items for Fiscal 1998 included an after-tax charge of $192.0 million ($256.9 million pre-tax) primarily related to AMP's profit improvement plan and costs incurred by USSC to exit certain businesses.

    The following table details Tyco's sales and earnings in Fiscal 2000, Fiscal 1999 and Fiscal 1998: ($ in millions)

                                             FISCAL 2000         FISCAL 1999         FISCAL 1998
                                             -----------         -----------         -----------
Net sales..................................   $28,931.9           $22,496.5           $19,061.7
                                              =========           =========           =========
Operating income, before certain
  charges(i)...............................   $ 6,094.1(ii)       $ 3,949.6(ii)       $ 2,336.8
Merger, restructuring and other
  non-recurring charges, net...............      (176.3)           (1,035.2)             (256.9)
Impairment of long-lived assets............       (99.0)             (507.5)                 --
Amortization of goodwill...................      (344.4)             (216.1)             (131.8)
                                              ---------           ---------           ---------
Operating income...........................     5,474.4             2,190.8             1,948.1
Interest expense, net......................      (769.6)             (485.6)             (245.3)
Gain on issuance of common shares by
  subsidiary...............................     1,760.0                  --                  --
                                              ---------           ---------           ---------
Income before income taxes, minority
  interest and extraordinary items.........     6,464.8             1,705.2             1,702.8
Income taxes...............................    (1,926.0)             (637.5)             (534.2)
Minority interest..........................       (18.7)                 --                  --
                                              ---------           ---------           ---------
Income before extraordinary items..........     4,520.1             1,067.7             1,168.6
Extraordinary items, net of taxes..........        (0.2)              (45.7)               (2.4)
                                              ---------           ---------           ---------
Net income.................................   $ 4,519.9           $ 1,022.0           $ 1,166.2
                                              =========           =========           =========

------------------------

 (i) This amount is the sum of the operating income of Tyco's five business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring charges, impairment of long-lived assets and amortization of goodwill.

 (ii) Net restructuring charges in the amount of $1.0 million and $106.4 million related to the write-down of inventory have been deducted as part of cost of sales in the Consolidated Statements of Operations for Fiscal 2000 and 1999, respectively. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain charges in this table. These charges are instead included in merger, restructuring and other non-recurring charges.

    During Fiscal 2000 and 1999, we took merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets with respect to AMP and USSC. Under our restructuring and integration programs, we terminate employees and close facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, distribution, sales and administrative functions. In addition, we discontinue or dispose of product lines which do not fit the long-term strategy of the respective businesses. We do not separately track the impact on financial results of the restructuring and integration programs. However, we estimate that our overall cost structure has been reduced by approximately $1,000.0 million on an annualized basis due to the impact associated with these charges. The significant decreases have been to selling, general and administrative expenses and to cost of sales.

    Operating income and margins for our five business segments, which are presented in accordance with GAAP in the following discussion, are supplemented by a discussion of operating income and margins stated before deductions for merger, restructuring and other non-recurring charges related to business combinations accounted for under the pooling of interests method of accounting and charges for impairment of long-lived assets. This supplemental discussion of operating results before certain charges should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    Operating income improved in all segments in each of Fiscal 2000 and Fiscal 1999. The operating improvements are the result of both increased revenues in all segments and enhanced margins in all but one segment in Fiscal 2000. Increased revenues result from organic growth and from acquisitions that are accounted for under the purchase method of accounting. We enhance our margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. We regard charges that we incur to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the financial results of acquired companies. The year-to-year sales comparisons that are presented below include estimates of year-to-year sales growth that exclude the effects of acquisitions that are accounted for under the purchase method of accounting. These estimates assume that the acquisitions were made at the beginning of the relevant fiscal periods.

    SALES AND OPERATING INCOME

    ELECTRONICS

    Tyco's Electronics segment's products and services include:

    - designing, engineering and manufacturing of electronic connector systems, fiber optic components, wireless devices, heat shrink products, power components, wire and cable, relays, sensors, touch screens, identification and labeling products, switches and battery assemblies; and

    - designing and manufacturing of multi-layer printed circuit boards, backplane assemblies, electronic modules and similar components.

    The AMP merger occurred in April 1999, but as required under the pooling of interests method of accounting, AMP's results have been included for all periods presented. The following table sets forth sales and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                       FISCAL 2000   FISCAL 1999   FISCAL 1998
                                                       -----------   -----------   -----------
Sales................................................   $9,909.8      $6,087.4      $5,787.3
Operating income, before certain credits (charges)...   $2,447.7      $  848.9      $  567.6
Operating margins, before certain credits
  (charges)..........................................       24.7%         13.9%          9.8%

Operating income (loss), after certain credits
  (charges)..........................................   $2,538.6      $ (225.9)     $  403.1
Operating margins, after certain credits (charges)...       25.6%         (3.7)%         7.0%

    The 62.8% increase in sales in Fiscal 2000 over Fiscal 1999 in the Electronics segment resulted primarily from acquisitions and, to a lesser extent, increased organic growth. These acquisitions included: the acquisition in August 1999 of Raychem Corporation; the acquisition in November 1999 of Siemens Electromechanical Components GmbH & Co. KG; the acquisition in December 1999 of Praegitzer Industries, Inc.; the acquisition in March 2000 of Critchley Group PLC; and the acquisition in July 2000 of the Electronic OEM Business of Thomas & Betts. Excluding the impact of these acquisitions, sales increased an estimated 15.1%.

    The 5.2% increase in sales in Fiscal 1999 over Fiscal 1998 was predominantly due to the acquisition of Raychem in August 1999 and Sigma Circuits, Inc. in July 1998. Excluding the impact of these acquisitions, sales remained relatively stable.

    The substantial increase in operating income and margins, before certain credits (charges), in Fiscal 2000 compared with Fiscal 1999 was primarily due to the acquisitions of Raychem and Siemens and improved margins at both AMP and Tyco Printed Circuit Group. The improved operating margins, before certain charges, in Fiscal 2000 compared with Fiscal 1999 resulted from increased volume, improved pricing and continuing cost reduction programs following the AMP merger.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to a merger, restructuring and other non-recurring net credit of $90.9 million in Fiscal 2000 compared with a restructuring and other non-recurring charge of $1,074.8 million in Fiscal 1999.

    The 49.6% increase in operating income, before certain credits (charges), in Fiscal 1999 compared with Fiscal 1998 was due to improved margins at AMP, the acquisition of Raychem, and higher sales volume at the Tyco Printed Circuit Group. The improved operating margins, before certain credits (charges), in Fiscal 1999 compared with Fiscal 1998 were primarily due to the implementation of AMP's profit improvement plan, which was initiated in the fourth quarter of Fiscal 1998, cost reduction programs associated with the AMP merger, a pension curtailment/settlement gain and the acquisition of Raychem. These improvements were partially offset by $253.4 million of certain costs in Fiscal 1999 at AMP prior to the merger with Tyco, including costs to defend the AlliedSignal Inc. tender offer, the write-off of inventory and other balance sheet write-offs and adjustments.

    In addition, the decrease in operating income and margins, after certain credits (charges), was due to merger, restructuring and impairment charges of $1,074.8 million in Fiscal 1999 compared with net restructuring and impairment charges of $164.4 million in Fiscal 1998.

    TELECOMMUNICATIONS

    Tyco's 86% owned subsidiary, TyCom Ltd. ("TyCom"), is a leading independent provider of transoceanic fiber optic networks and services. TyCom's products and services include:

    - design, engineering, manufacture and installation of undersea cable communications systems;

    - service and maintenance of major undersea cable networks; and

    - design, manufacture and installation of a global undersea fiber optic network, known as the TyCom Global Network-TM- ("TGN"). TyCom plans to operate, maintain and sell bandwidth capacity on the TGN.

    The following table sets forth sales and operating income and margins for the Telecommunications segment ($ in millions):

                                                  FISCAL 2000       FISCAL 1999       FISCAL 1998
                                                  -----------       -----------       -----------
Sales...........................................   $2,539.7          $1,623.8          $1,280.0
Operating income, before certain charges........   $  529.7          $  325.1          $  268.3
Operating margins, before certain charges.......       20.9%             20.0%             21.0%

Operating income, after certain charges.........   $  516.6          $  325.1          $  268.3
Operating margins, after certain charges........       20.3%             20.0%             21.0%

    The 56.4% increase in sales in Fiscal 2000 over Fiscal 1999 for the Telecommunications segment resulted primarily from increased demand for third-party sales of TyCom systems and, to a much lesser extent, the acquisition in May of 1999 of Telecomunicaciones Marinas, S.A. ("Temasa"). Excluding the effect of Temasa, the sales increase for the segment in Fiscal 2000 was an estimated 54.0%.

    The 26.9% increase in sales in Fiscal 1999 over Fiscal 1998 for the Telecommunications segment was due primarily to higher industry demand driving backlog and project activity and to a lesser extent, the acquisition of Temasa in May 1999. Excluding the impact of Temasa, sales increased an estimated 25.5%.

    The substantial increase in operating income, before and after certain charges, in Fiscal 2000 compared with Fiscal 1999 was primarily due to higher sales volume, and to a lesser extent, the Temasa acquisition. The increase in operating income, after certain charges, was offset by a non-recurring charge of $13.1 million incurred in connection with the TyCom initial public offering.

    The 21.2% increase in operating income in Fiscal 1999 compared with Fiscal 1998 was due to higher project and service revenues and increased bandwidth capacity sales commissions, offset in part by one lower margin project.

    During construction of the transatlantic portion of the TGN, which began in the fourth quarter of Fiscal 2000, revenues and operating income may decrease. During the same period, operating expenses are expected to increase due to building TyCom's infrastructure, including network operations, sales and marketing, research and development and administration.

    HEALTHCARE AND SPECIALTY PRODUCTS

    Tyco's Healthcare and Specialty Products segment's products and services include:

    - a wide variety of disposable medical products, including wound care products, syringes and needles, sutures and surgical staples, incontinence products, electrosurgical instruments and laparoscopic instruments;

    - flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives and plastic garment hangers; and

    - ADT Automotive's auto redistribution services (See Note 25).

    Tyco's merger with USSC, which is included in Tyco Healthcare, occurred in October 1998. As required under the pooling of interests method of accounting, USSC's results have been included for all periods presented. The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                     FISCAL 2000   FISCAL 1999   FISCAL 1998
                                                     -----------   -----------   -----------
Sales..............................................   $6,467.9      $5,742.7      $4,672.4
Operating income, before certain credits
  (charges)........................................   $1,527.9      $1,386.0      $  481.8
Operating margins, before certain credits
  (charges)........................................       23.6%         24.1%         10.3%

Operating income, after certain credits
  (charges)........................................   $1,439.8      $  890.9      $  389.3
Operating margins, after certain credits
  (charges)........................................       22.3%         15.5%          8.3%

    The 12.6% increase in sales in Fiscal 2000 over Fiscal 1999 was primarily the result of increased sales at Tyco Plastics and Adhesives and Tyco Healthcare and, to a lesser extent, ADT Automotive. The increases for Tyco Healthcare were due to organic growth and, to a lesser extent, acquisitions. The acquisitions primarily responsible for the sales increase in Fiscal 2000 included: Graphic Controls Corporation and Sunbelt Plastics, both acquired in November 1998 and included in results for all of Fiscal 2000 but only part of Fiscal 1999;
Batts, Inc., acquired in April 1999; General Surgical Innovations, Inc., acquired in November 1999; Radionics, acquired in January 2000; and Fiber-Lam, acquired in March 2000. Excluding the impact of these acquistions, sales for the segment increased an estimated 8.2% in Fiscal 2000 over Fiscal 1999.

    The 22.9% increase in sales in Fiscal 1999 over Fiscal 1998 was primarily the result of increased sales at Tyco Healthcare and, to a lesser extent, Tyco Plastics and Adhesives and ADT Automotive. For Fiscal 1999, the acquisitions primarily responsible for the sales increase included Valleylab, Sherwood-

Davis & Geck, Confab and Graphic Controls Corporation. Excluding the impact of these acquisitions, the sales increase for Fiscal 1999 over Fiscal 1998 was 5.1%.

    The 10.2% increase in operating income, before certain credits (charges), in Fiscal 2000 over Fiscal 1999 was due to increased sales volume at Tyco Healthcare, Tyco Plastics and Adhesives and, to a lesser extent, ADT Automotive, slightly offset by a lower operating margin percentage at Tyco Healthcare principally due to higher raw materials costs.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain credits (charges), was due to net merger, restructuring and other non-recurring and impairment charges of $88.1 million in Fiscal 2000 compared with net merger, restructuring and other non-recurring charges of $495.1 million in Fiscal 1999.

    The substantial increase in operating income and operating margins, before certain credits (charges), in Fiscal 1999 over Fiscal 1998 was due to improved margins and increased sales volume at Tyco Healthcare, whose margins were depressed in Fiscal 1998. The increase in Fiscal 1999 also reflected higher sales volume and better margins at Tyco Plastics and Adhesives and ADT Automotive. The Fiscal 1998 margins at Tyco Healthcare were brought down by fourth quarter results at USSC, which lowered sales of higher margin products to reduce excess inventory levels at distributors, and recorded increased costs, principally a $105.8 million accrual for special hospital education programs. Excluding these effects, management estimates that the increase in operating income in Fiscal 1999 over Fiscal 1998 would have been 48.6% and the operating margin for the segment in Fiscal 1998 would have been 19.6%. The increase in margins for Fiscal 1999 above the 19.6% level was primarily attributable to the effects of the cost reduction programs associated with the USSC merger, including the termination of 1,282 employees and the consolidation or closure of 20 facilities. The effect of exiting businesses of Tyco Healthcare did not significantly impact operating margins or income.

    In addition to the items discussed above, the increase in operating income and margins was offset by net merger, restructuring and impairment charges of $495.1 million in Fiscal 1999 compared with restructuring and other non-recurring charges of $92.5 million in Fiscal 1998.

    On October 6, 2000, we sold our ADT Automotive business, which performed auto redistribution services.

    FIRE AND SECURITY SERVICES

    Tyco's Fire and Security Services segment's products and services include:

    - designing, installing and servicing of a broad line of fire detection, prevention and suppression systems;

    - providing electronic security installation and monitoring services; and

    - manufacturing and servicing of fire extinguishers and related products.

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                     FISCAL 2000   FISCAL 1999   FISCAL 1998
                                                     -----------   -----------   -----------
Sales..............................................   $6,076.6      $5,534.0      $4,393.5
Operating income, before certain credits...........   $1,029.3      $  907.0      $  630.6
Operating margins, before certain credits..........       16.9%         16.4%         14.4%

Operating income, after certain credits............   $1,040.5      $  934.2      $  630.6
Operating margins, after certain credits...........       17.1%         16.9%         14.4%

    The 9.8% increase in sales in Fiscal 2000 over Fiscal 1999 resulted primarily from increased sales in the worldwide electronic security services business and higher sales volume in fire protection operations in North America, Asia and Australia. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions in the security services business. These acquisitions included:
Entergy Security Corporation ("Entergy"), acquired in January 1999, and Alarmguard Holdings ("Alarmguard"), acquired in February 1999, both of which were included in results for all of Fiscal 2000 but only part of Fiscal 1999. Excluding the impact of these acquisitions, the sales increase for the segment in Fiscal 2000 was an estimated 8.9%.

    The 26.0% sales increase in Fiscal 1999 over Fiscal 1998 reflected increased sales worldwide in both our electronic security services and our fire protection businesses. The increases were due both to a higher volume of recurring service revenues and the effects of Fiscal 1999 acquisitions in the security services business. These acquisitions included CIPE S.A., Wells Fargo Alarm, Entergy and Alarmguard. Excluding the effects of these acquisitions, the increase in sales for the segment in Fiscal 1999 was an estimated 15.4%.

    The 13.5% increase in operating income, before certain credits, in Fiscal 2000 over Fiscal 1999 reflects increased service volume in security operations in the United States and fire protection businesses in North America and Asia. The increase in operating margins, before certain credits, was due to increased sales volume in both security services and fire protection offset slightly, in the case of security services, by the costs of the reorganization of the security services' dealer program and internal sales force during the first two quarters of Fiscal 2000.

    The 43.8% increase in operating income, before certain credits, in Fiscal 1999 over Fiscal 1998 reflects the worldwide increase in service volume, both in security services and fire protection, including the higher margins associated with recurring monitoring revenue. The increase in operating margins, before certain credits, in Fiscal 1999 was principally due to increased volume of higher margin service and inspection work in the North American fire protection operations; increased volume due to economic improvements in the Asia-Pacific region; higher incremental margins in the European security operations from additions to the customer base; and cost reductions related to acquisitions.

    In addition to the items discussed above, operating income and margins, after certain credits reflect a restructuring and other non-recurring credit of $11.2 million in Fiscal 2000 and $27.2 million in Fiscal 1999.

    FLOW CONTROL PRODUCTS AND SERVICES

    Tyco's Flow Control Products and Services segment's products and services include:

    - a full line of valves and related products for industrial and process control including butterfly, gate, globe, check, ball, plug, safety relief, knife-gate, instrumentation, sampling, and other valves as well as actuators, positioners, couplings and related products, which are used to transport, control and sample liquids, gases, powders and other substances;

    - pipe and tubular products, made primarily from steel, ductile iron and plastic, utilized in the mechanical tubing, construction, automotive, water distribution, fencing products and other markets;

    - electrical raceway products, including steel conduit, pre-wired armored cable, flexible conduit, steel support systems and fasteners, cable tray and cable ladder;

    - a broad range of consulting, engineering, construction management and operating services for the water, wastewater, environmental, transportation and infrastructure markets; and

    - fire sprinkler devices, specialty valves, steel pipe, plastic pipe and fittings and pipe couplings used in commercial, residential and industrial fire protection systems.

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment ($ in millions):

                                                     FISCAL 2000   FISCAL 1999   FISCAL 1998
                                                     -----------   -----------   -----------
Sales..............................................   $3,937.9      $3,508.6      $2,928.5
Operating income...................................   $  746.9      $  605.5      $  456.9
Operating margins..................................       19.0%         17.3%         15.6%

    The 12.2% sales increase in Fiscal 2000 over Fiscal 1999 was primarily due to increased volume at Allied Tube and Conduit, increased demand for valve products in the Asia-Pacific region and Europe, increased sales at Earth Tech and, to a lesser extent, the impact of acquisitions. These acquisitions included: Glynwed International, plc ("Glynwed"), acquired in March 1999; Central Sprinkler Corporation, acquired in August 1999; AFC Cable
Systems, Inc., acquired in November 1999; and Flow Control Technologies, acquired in February 2000. In August 1999, we sold certain businesses within this segment, including The Mueller Company ("Mueller") and portions of Grinnell Supply Sales and Manufacturing ("Grinnell"). Excluding the impacts of these acquisitions and divestitures, sales increased an estimated 11.9%.

    The 19.8% sales increase in Fiscal 1999 over Fiscal 1998 reflects increased demand for valve products in Europe, increased sales at Earth Tech and the impact of acquisitions. These acquisitions included Crosby Valve, Rust Environmental and Infrastructure, Inc. and Glynwed. Excluding the effect of these acquisitions and the divestitures of Mueller and Grinnell, the sales increase for the segment in Fiscal 1999 was an estimated 11.3%.

    The 23.4% increase in operating income in Fiscal 2000 over Fiscal 1999 was primarily due to increased volume at Allied Tube & Conduit and increased volume and improved margins in the North American and European valve operations and at Earth Tech. Also, royalty and licensing fee income from certain intellectual property associated with the divested businesses offset a portion of the operating income lost from the divestitures. Increased operating margins in Fiscal 2000 resulted primarily from royalty and licensing fee income and margin improvement in the North American and European valve operations and at Earth Tech.

    The 32.5% increase in operating income in Fiscal 1999 over Fiscal 1998 was primarily due to increased sales in the European flow control operations and North American valve products and at Earth Tech. The increase in operating margins was principally due to cost containment programs that improved margins in our North American pipe products business and the worldwide valve operations. The gain on the sale of Mueller and portions of Grinnell in this segment did not significantly impact operating profits and margins in Fiscal 1999.

    FOREIGN CURRENCY

    The effect of changes in foreign exchange rates during Fiscal 2000, Fiscal 1999 and Fiscal 1998 was not material to our sales and operating income.

    CORPORATE EXPENSES

    Corporate expenses, excluding non-recurring charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business and other non-recurring charges of $1.2 million, were $187.4 million in Fiscal 2000 compared to $122.9 million in Fiscal 1999 and $68.3 million in Fiscal 1998. These increases were due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

    AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased $128.3 million to $344.4 million in Fiscal 2000 compared with Fiscal 1999. Fiscal 1999 amortization of goodwill increased to $216.1 million from $131.8 million in Fiscal 1998. The increase in amortization of goodwill is due to the $5,162.0 million in consideration paid for acquisitions and acquisition related costs in Fiscal 2000, which resulted in goodwill and other intangibles of $5,206.8 million, and the $6,923.3 million in consideration paid for acquisitions and acquisition related costs in Fiscal 1999, which resulted in goodwill and other intangibles of $5,807.9 million.

    INTEREST EXPENSE, NET

    Interest expense, net, increased $284.0 million to $769.6 million in Fiscal 2000, as compared to Fiscal 1999, and increased $240.3 million to $485.6 million in Fiscal 1999, as compared to Fiscal 1998. These increases were primarily due to higher average debt balances, resulting from borrowings to finance acquisitions and our stock repurchase program and, to a lesser extent, higher average interest rates in Fiscal 2000. The increase in borrowings was mitigated in part by the use of free cash flow to pay for certain acquisitions. The weighted-average rate of interest on all long-term debt during Fiscal 2000, Fiscal 1999 and Fiscal 1998 was 6.5%, 6.2% and 6.4%, respectively.

    EXTRAORDINARY ITEMS

    Extraordinary items in Fiscal 2000, Fiscal 1999 and Fiscal 1998 included after-tax losses amounting to $0.2 million, $45.7 million and $2.4 million, respectively, relating primarily to our tender offers for debt and the write-off of net unamortized deferred financing costs related to the LYONs. Further details are provided in Notes 4 and 13 to the Consolidated Financial Statements.

    INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets and gain on the sale of TyCom shares, was 24.8% during Fiscal 2000 as compared to 27.0% in Fiscal 1999 and 30.6% in Fiscal 1998. The decreases in the effective income tax rates were primarily due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax benefits, primarily tax loss carryforwards (See
Note 7).

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in Fiscal 2000 and Fiscal 1999. We refer to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                            FISCAL 2000       FISCAL 1999
                                                            -----------       -----------
($ IN MILLIONS)
Operating income, before certain charges (1)..............   $ 6,094.1         $ 3,949.6
Depreciation and amortization (2).........................     1,300.0           1,095.1
Net increase in deferred income taxes.....................       507.8             351.6
Less:
Net increase in working capital (3).......................       (64.9)           (122.6)
Interest expense, net.....................................      (769.6)           (485.6)
Income tax expense........................................    (1,926.0)           (637.5)
Restructuring expenditures (4)............................      (155.2)           (633.6)
Other, net................................................       288.8              32.8
                                                             ---------         ---------
Cash flow from operating activities.......................     5,275.0           3,549.8
Less:
Capital expenditures......................................    (1,814.9)         (1,632.5)
Dividends paid............................................       (86.2)           (187.9)
                                                             ---------         ---------
Free cash flow............................................   $ 3,373.9         $ 1,729.4
                                                             =========         =========

------------------------

(1) This amount is the sum of the operating income of the five business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits and charges, charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property
    ($1,095.0 million and $979.6 million in Fiscal 2000 and Fiscal 1999, respectively) and amortization of intangible property other than goodwill ($205.0 million and $115.5 million in Fiscal 2000 and Fiscal 1999, respectively).

(3) This amount is net of $100.0 million and $50.0 million received on the sale of accounts receivable in Fiscal 2000 and Fiscal 1999, respectively.

(4) This amount is the sum of all cash paid out for (a) merger, restructuring and other non-recurring charges in connection with business combinations accounted for on a pooling of interests basis and (b) other restructuring and non-recurring charges taken by the pooled companies prior to their combination with Tyco.

    In addition, in Fiscal 2000 and Fiscal 1999 we paid out $544.2 million and $354.4 million, respectively, in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    Business combinations are accounted for either on a pooling of interests basis or under the purchase accounting method. In Fiscal 1999, the Company made two business combinations, USSC and AMP, that were required to be accounted for on a pooling of interests basis. Under pooling of interests accounting, the merged companies are treated as if they had always been part of Tyco, and their financial statements are included in our Consolidated Financial Statements for all periods presented.

    At the time of each pooling of interests transaction, Tyco establishes a reserve for transaction costs and the costs that we expect to incur in integrating the merged company within the relevant Tyco business segment. By integrating merged companies with our existing businesses, we expect to realize operating synergies and long-term cost savings. Integration costs, which relate primarily to termination of employees and the closure of facilities made redundant, are detailed in Note 16 to the Consolidated Financial Statements. Reserves for merger, restructuring and other non-recurring items are taken as a charge against current earnings at the time the reserves are established. Amounts expended for merger, restructuring and other non-recurring costs are charged against the reserves as they are paid out. If the amount of the reserves proves to be greater than the costs actually incurred, any excess is credited against merger, restructuring and other non-recurring charges in the Consolidated Statement of Operations in the period in which that determination is made.

    In Fiscal 2000, we established merger, restructuring and other non-recurring reserves of $325.2 million, of which $7.3 million is included in cost of sales, primarily related to a reserve for certain claims relating to a merged company in the Healthcare business, the restructuring activities in AMP's Brazilian operations and wireless communications business, a non-recurring charge incurred in connection with the TyCom IPO, charges associated with USSC's suture business and the exiting of USSC's interventional cardiology business. At the beginning of the fiscal year, there existed merger, restructuring and other non-recurring reserves of $399.3 million related to pooling of interests transactions consummated in prior years and other restructuring charges taken by the merged companies prior to their combination with Tyco. During Fiscal 2000, we paid out $155.2 million in cash and incurred $54.5 million in non-cash charges that were charged against these reserves. Also in Fiscal 2000, we determined that $148.9 million of merger, restructuring and other non-recurring reserves established in prior years were not needed. These amounts were taken as merger, restructuring and other non-recurring credits during Fiscal 2000 and offset against the reserves. At September 30, 2000, there remained $365.9 million of merger, restructuring and other non-recurring reserves on our Consolidated Balance Sheet, of which $334.8 million is included in current liabilities and $31.1 million is included in long-term liabilities.

    All business combinations completed in Fiscal 2000 were required to be accounted for under the purchase accounting method. At the time each purchase acquisition is made, we establish a reserve for transaction costs and the costs of integrating the purchased company within the relevant Tyco business segment. The amounts of such reserves established in Fiscal 2000 are detailed in Note 3 to the Consolidated Financial Statements. These amounts are not charged against current earnings but are treated as additional purchase price consideration and have the effect of increasing the amount of goodwill recorded in connection with the respective acquisition. We view these costs as the equivalent of additional purchase price consideration when we consider making an acquisition. If the amount of the reserves proves to be in excess of costs actually incurred, any excess is used to reduce the goodwill account that was established at the time the acquisition was made.

    In Fiscal 2000, we made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $5,162.0 million. Of this amount, $4,246.5 million was paid in cash (net of cash acquired), $671.4 million was paid in the form of Tyco common shares, and we assumed $244.1 million in debt. In connection with these acquisitions, we established purchase accounting reserves of $426.2 million for transaction and integration costs. At the beginning of Fiscal 2000, purchase accounting reserves were $570.3 million as a result of purchase accounting transactions made in prior years. During Fiscal 2000, we paid out $544.2 million in cash and incurred $52.1 million in non-cash charges against the reserves established during and prior to Fiscal 2000. Also in Fiscal 2000, we determined that $117.8 million of purchase accounting reserves related to acquisitions made prior to Fiscal 2000 were not needed and reversed that amount against goodwill. At September 30, 2000, there remained $372.6 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $349.2 million is included in current liabilities and $23.4 million is included in long-term liabilities.

    The following details the Fiscal 2000 capital expenditures and depreciation by segment:

                                                         CAPITAL
                                                       EXPENDITURES   DEPRECIATION
($ IN MILLIONS)                                        ------------   ------------
Electronics..........................................    $  293.8       $  444.9
Telecommunications...................................       316.0(1)        57.4
Healthcare and Specialty Products....................       251.1          192.8
Fire and Security Services...........................       764.3          309.4
Flow Control Products and Services...................       142.1           82.9
Corporate............................................        47.6            7.6
                                                         --------       --------
    Total............................................    $1,814.9       $1,095.0
                                                         ========       ========

------------------------

(1) Includes $111.1 million in spending for construction of the TyCom Global Network.

    We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures for the Fire and Security Services segment significantly exceeded, and is expected to continue to significantly exceed, depreciation due to the large volume growth of new residential subscriber systems capitalized. The level of capital expenditures in the Telecommunications segment is expected to significantly increase due to construction of the TyCom Global Network. The level of capital expenditures in the other segments is expected to increase moderately in Fiscal 2001. The source of funds for capital expenditures is expected to be cash from operating activities.

    The provision for income taxes in the Consolidated Statement of Operations for Fiscal 2000 was $1,926.0 million, but the amount of income taxes paid (net of refunds) during the year was $454.7 million. The difference is due primarily to the timing of tax payments related to the gain on issuance of shares by TyCom. The current income tax liability at September 30, 2000 was $1,650.3 million, as compared to $798.0 million at September 30, 1999. After adjustment for deferred income taxes of acquired companies and other items, the net increase in deferred income taxes was $507.8 million. The increase in deferred income taxes is attributable primarily to current utilization of deductions on restructuring, other non-recurring charges and purchase accounting spending, other timing differences between book and tax recognition of income and expense, utilization of net operating loss and credit carryforwards, and the tax benefits of stock option exercises.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $91.7 million. The components of this change are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity in Fiscal 2000 as reflected in the increased sales over the prior year. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    In addition, we used $1,885.1 million to purchase our own common shares. In November 1999, we announced the authorization by our Board of Directors to reacquire up to 20 million Tyco common shares in the open market, which was completed during the quarter ended March 31, 2000. In January 2000, the Board of Directors authorized the expenditure of up to an additional $2,000.0 million to reacquire our shares, of which we have spent nearly $1,100.0 million through September 30, 2000. In addition, we repurchase our own shares from time to time in the open market to satisfy certain stock-based compensation arrangements, such as the exercise of stock options.

    We received proceeds of $2,130.7 million from the issuance of common shares by a subsidiary in the TyCom IPO and $355.3 million from the exercise of common share options.

    The source of the cash used for acquisitions was primarily an increase in total debt and cash flows from operations. Goodwill and other intangible assets were $16,332.6 million at September 30, 2000, compared to $12,158.9 million at September 30, 1999. At September 30, 2000, our total debt was
$10,999.0 million, as compared to $10,122.2 million at September 30, 1999. This increase resulted principally from borrowings under our commercial paper program and net proceeds of approximately $565.9 million from the issuance of Euro denominated private placement notes in April 2000. For a full discussion of debt activity, see Note 4 to the Consolidated Financial Statements.

    Shareholders' equity was $17,033.2 million, or $10.11 per share, at September 30, 2000, compared to $12,369.3 million, or $7.32 per share, at September 30, 1999. The increase in shareholders' equity was due primarily to net income of $4,519.9 million, an unrealized gain on available for sale securities of $1,075.7 million and the issuance of a total of approximately
15.6 million common shares valued at approximately $671.4 million for the acquisitions of GSI and AFC Cable in November 1999. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 39% at September 30, 2000 and 45% at September 30, 1999. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 35% at September 30, 2000 and 37% at September 30, 1999.

    On October 4, 2000, we entered into an agreement to acquire InnerDyne, Inc. ("InnerDyne"), a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures. The purchase price is approximately $180 million payable in Tyco common shares. InnerDyne will be integrated within Tyco's Healthcare business. We intend to account for the acquisition as a purchase.

    On October 6, 2000, we sold our ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1 billion in cash. The sale is expected to generate a one-time pre-tax gain to Tyco in excess of $300 million in the first quarter of Fiscal 2001.

    On October 17, 2000, we acquired Mallinckrodt Inc. ("Mallinckrodt"), a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief. We issued approximately 64.8 million common shares, valued at approximately $3.2 billion, and assumed approximately $1.0 billion in debt. Mallinckrodt is being integrated within Tyco's Healthcare business. We are accounting for the acquisition as a purchase.

    On November 13, 2000, we agreed to acquire the Lucent Power Systems ("LPS") business unit of Lucent Technologies, Inc. for $2.5 billion in cash. LPS provides a full line of energy solutions and power products for telecommunications service providers and for the computer industry and will be integrated within the Electronics segment. LPS products include AC/DC and DC/DC switching power supplies, batteries, power supplies and back-up power systems. The acquisition is subject to customary regulatory approvals.

    On November 17, 2000, we completed a private placement offering of $4,657,500,000 principal at maturity of zero-coupon debt securities due 2020 for aggregate net proceeds of approximately $3,374,000,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions are met. We may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2001, 2003, 2005, 2007 or 2014. The proceeds of this offering will be used to finance the LPS acquisition and to repay commercial paper.

    On December 4, 2000, we agreed to acquire Simplex Time Recorder Co. ("Simplex") for approximately $1.15 billion in cash. Simplex manufactures fire and security products and communications systems including control panels, detection devices and system software. Simplex also installs, monitors and services fire alarms, security systems and access control systems and will be integrated within the Fire and Security Services segment. The acquisition is subject to customary regulatory approvals.

    We believe that our cash flow from operations, together with our existing credit facilities and other credit arrangements, is adequate to fund our operations.

    BACKLOG

    At September 30, 2000, we had a backlog of unfilled orders of approximately $8,214.8 million, compared to a backlog of approximately $7,581.1 million as of September 30, 1999. We expect that approximately 86% of our backlog at September 30, 2000 will be filled during the year ending September 30, 2001. Backlog by industry segment is as follows ($ in millions):

                                                              SEPTEMBER 30,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Telecommunications.......................................  $2,941.7   $3,535.4
Electronics..............................................   2,335.7    1,439.1
Flow Control Products and Services.......................   1,711.4    1,516.5
Fire and Security Services...............................   1,134.9      986.6
Healthcare and Specialty Products........................      91.1      103.5
                                                           --------   --------
                                                           $8,214.8   $7,581.1
                                                           ========   ========

    The decrease in backlog within the Telecommunications segment is due to TyCom devoting a substantial portion of its resources to designing and manufacturing the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others. Within the Electronics segment, backlog increased principally due to an increase in demand for the products manufactured by AMP and Raychem, and to a lesser extent, the effect of acquisitions. Within the Flow Control Products and Services segment, backlog increased principally due to increased backlog at Earth Tech, related to new contract bookings and water and waste water facility contracts, and an increase in demand for its valves and control products. Within the Fire and Security Services segment, backlog increased principally due to long-term service contracts in the Australian fire protection business and, to a lesser extent, the effect of acquisitions. Backlog in the Healthcare and Specialty Products segment is not indicative of the level of sales activity. Backlog in this segment generally represents unfilled orders which are shipped shortly after purchase orders are received.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and certain commodity prices. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, commodity swaps and interest rate swaps. The Company does not anticipate any material changes in our primary market risk exposures in Fiscal 2001.

    We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows, as well as commodity price exposures, are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counter-parties to derivative financial instruments are limited to financial institutions with at least an AA long-term credit rating.

    INTEREST RATE SENSITIVITY

    The table below provides information about our financial instruments that are sensitive to changes in interest rates, including long-term investments, debt obligations, interest rate swaps and currency swaps. For long-term investments, the table presents cash flows of principal payments (in millions) related to a subordinated, non-collateralized zero coupon loan note, based on the amortized cost of the investment as of September 30, 2000, and the associated fair value interest rate discount. For debt obligations, the table presents cash flows of principal repayment (in millions) and weighted-average interest rates. For interest rate swaps and cross-currency swaps, the table presents notional amounts (in millions) and weighted-average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                                                    FISCAL  FISCAL   FISCAL  FISCAL  FISCAL                         FAIR
                                                     2001    2002     2003    2004    2005    THEREAFTER   TOTAL    VALUE
                                                    ------  -------  ------  ------  -------  ----------  -------  -------
Long-term investment:
  Fixed Rate (British Pound)......................     --        --     --   119.6        --        --      119.6    119.6
    Interest rate.................................                            11.5%

Total debt:
  Fixed rate (US$)................................  858.6   1,354.8   11.2   113.0   1,147.5   3,391.8    6,876.9  6,721.8
    Average interest rate.........................    6.3%      6.9%   7.4%    6.2%      6.2%      6.6%
  Fixed rate (Euro)...............................     --        --     --      --        --     525.4      525.4    515.0
    Average interest rate.........................                                                 6.1%
  Fixed rate (Yen)................................    9.0      22.8   33.5     5.6       5.6      58.7      135.2    153.3
    Average interest rate.........................    3.2%      3.4%   2.2%    1.4%      1.4%      4.8%
  Variable rate (US$).............................  666.1   2,454.5    4.4     5.8       2.9      33.3    3,167.0  3,167.0
    Average interest rate (i).....................    5.9%      6.9%   5.9%    6.7%      7.6%      4.9%
  Variable rate (Euro)............................     --     239.2     --      --        --        --      239.2    239.2
    Average interest rate.........................              5.0%
  Variable rate (French Franc)....................    3.5       4.1    4.8     5.0       5.6      32.3       55.3     55.3
    Average interest rate (i).....................    4.9%      4.9%   4.9%    4.9%      4.9%      4.9%

Interest rate swap:
  Fixed to variable (US$).........................     --   1,000.0     --      --        --     800.0    1,800.0    (95.7)
    Average pay rate (i)..........................              7.9%                               7.3%
  Average receive rate............................              6.9%                               6.1%

Cross-currency swap:
  Receive US$/Pay Japanese Yen (ii)...............     --        --     --   150.0        --        --      150.0    (18.3)(iii)
  Pay Japanese Yen interest.......................    6.8       6.8    6.8     3.4        --        --       23.8
  Receive US$ interest............................   10.1      10.1   10.1     5.0        --        --       35.3
    Pay rate......................................    4.6%      4.6%   4.6%    4.6%
    Receive rate..................................    6.7%      6.7%   6.7%    6.7%

------------------------------

 (i) Weighted-average variable interest rates are based on applicable rates as of September 30, 2000 per the terms of the contracts of the related financial instruments.

 (ii) In March 1994, AMP entered into a cross-currency swap with a financial institution to hedge a portion of its net investment in its Japanese subsidiary.

(iii) The fair value of the cross-currency swap included in the table reflects the portion of the fair value of the contract that is attributable to the interest component of the contract.

    EXCHANGE RATE SENSITIVITY

    The table below provides information about Tyco's financial instruments that are sensitive to foreign currency exchange rates. These instruments include long-term investments, debt obligations, cross-currency swaps, forward foreign currency exchange contracts and currency options. For long-term investments, the table presents cash flows of principal payments (in millions) related to a subordinated, non-collateralized zero coupon loan note, based on the amortized cost of the investment as of September 30, 2000, and the associated fair value interest rate discount. For debt obligations, the table presents cash flows of principal repayment (in millions) and weighted-average interest rates. For cross-currency swaps and forward foreign currency exchange contracts, the table presents notional amounts (in millions) and weighted-average contractual exchange rates. For currency options, the table presents notional amounts (in millions) and weighted-average contractual strike prices. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                                                    FISCAL   FISCAL  FISCAL  FISCAL  FISCAL                       FAIR
                                                     2001     2002    2003    2004    2005   THEREAFTER   TOTAL   VALUE
                                                    -------  ------  ------  ------  ------  ----------  -------  -----
Long-term investment:
  Fixed Rate (British Pound)......................       --     --      --    119.6    --         --       119.6  119.6
    Interest rate.................................                             11.5%

Long-term debt:
  Fixed rate (Euro)...............................       --     --      --       --    --      525.4       525.4  515.0
    Average interest rate.........................                                               6.1%
  Fixed rate (Yen)................................      9.0   22.8    33.5      5.6   5.6       58.7       135.2  153.3
    Average interest rate.........................      3.2%   3.4%    2.2%     1.4%  1.4%       4.8%
  Variable rate (Euro)............................       --  239.2      --       --    --         --       239.2   2392
    Average interest rate.........................             5.0%
  Variable rate (French Franc)....................      3.5    4.1     4.8      5.0   5.6       32.3        55.3   55.3
    Average interest rate (i).....................      4.9%   4.9%    4.9%     4.9%  4.9%       4.9%

Cross-currency swap:
  Receive US$/Pay Japanese Yen (ii)...............       --     --      --    150.0    --         --       150.0    3.0 (iii)
    Contractual exchange rate (Yen/US$)...........       --     --      --   105.95    --         --

Forward contracts:
  Receive US$/Pay Australian Dollar...............    325.1     --      --       --    --         --       325.1   40.5
    Average contractual exchange rate.............     0.63     --      --       --    --         --
  Receive US$/Pay British Pound...................  1,389.6     --      --       --    --         --     1,389.6  107.8
    Average contractual exchange rate.............     1.59     --      --       --    --         --
  Receive US$/Pay Canadian Dollar.................    109.5     --      --       --    --         --       109.5    2.3
    Average contractual exchange rate.............     0.69     --      --       --    --         --
  Receive US$/Pay Euro............................    790.8     --      --       --    --         --       790.8  125.1
  Average contractual exchange rate...............     1.00     --      --       --    --         --
  Receive US$/Pay Japanese Yen....................    194.1     --      --       --    --         --       194.1    3.9
  Average contractual exchange rate
    (Yen/US$).....................................   101.51     --      --       --    --         --
  Pay US$/Receive Singapore Dollar................     58.4     --      --       --    --         --        58.4   (0.6)
  Average strike price............................     0.58     --      --       --    --         --

------------------------------

 (i) Weighted-average variable interest rates are based on applicable rates as of September 30, 2000 per the terms of the contracts of the related financial instruments.

 (ii) In March 1994, AMP entered into a cross-currency swap with a financial institution to hedge a portion of its net investment in its Japanese subsidiary.

(iii) The fair value of cross-currency swap included in the table reflects the portion of the fair value of the contract that is attributable to the foreign currency component of the contracts.

    COMMODITY PRICE SENSITIVITY

    The table below provides information about Tyco's financial instruments that are sensitive to changes in commodity prices. Total contract dollar amounts (in millions) and notional quantity amounts are presented for forward commodity contracts. Contract amounts are used to calculate the contractual payments quantity of the commodity to be exchanged under the contracts ($ in millions).

                               FISCAL     FISCAL     FISCAL     FISCAL     FISCAL                              FAIR
                                2001       2002       2003       2004       2005     THEREAFTER    TOTAL      VALUE
                              --------   --------   --------   --------   --------   ----------   --------   --------
Forward contracts:
  Copper
    Contract amount (US$)...      62.4      10.9        --         --         --           --         73.3     10.6
    Contract quantity (in
      000 metric tons)......      35.6       6.1        --         --         --           --         41.7
  Gold
    Contract amount (US$)...      25.8       1.7        --         --         --           --         27.5      0.4
    Contract quantity (in
    000 ounces).............      93.0       6.0        --         --         --           --         99.0
  Silver
    Contract amount (US$)...       8.6       2.0        --         --         --           --         10.6      0.0
    Contract quantity (in
    000 ounces).............   1,700.0     400.0        --         --         --           --      2,100.0
  Zinc
    Contract amount (US$)...       0.7        --        --         --         --           --          0.7      0.1
    Contract quantity (in
      000 metric tons)......       0.7        --        --         --         --           --          0.7

YEAR 2000 COMPLIANCE

    Tyco's Year 2000 compliance programs and systems modifications were completed on time, and the conversion process was successful. Our business has not been adversely affected due to the failure of key third parties to successfully complete the Year 2000 conversion. Although there can be no assurance that all of our material third-party relationships had successful conversion programs we do not expect that any such failure would have a material adverse effect on our financial position, results of operations or liquidity. The costs of our Year 2000 program to date have not been material, and we know of no further required modifications to its information technology or embedded technology systems that would have a material impact on our financial position, results of operations or liquidity.

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. We do not expect that the adoption of these new standards will have a material impact on our earnings or financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for Tyco until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. We are currently analyzing the impact of this Staff Accounting Bulletin.

    In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We are currently analyzing this new standard.

FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Tyco, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for Tyco's goods and services; competitive factors in the industries in which Tyco competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the timing of construction and the successful operation of the TyCom Global Network; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions.

                            TYCO INTERNATIONAL LTD.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                        ADDITIONS
                                           BALANCE AT    CHARGED    ACQUISITIONS,
                                           BEGINNING       TO        DISPOSALS,                  BALANCE AT
DESCRIPTION                                 OF YEAR      INCOME       AND OTHER     DEDUCTIONS   END OF YEAR
-----------                                ----------   ---------   -------------   ----------   -----------
Allowances for Doubtful Accounts:

  Fiscal Year Ended September 30, 1998...    $158.9      $ 95.7         $107.9        $(44.9)      $317.6
  Fiscal Year Ended September 30, 1999...     317.6       141.8           (9.2)       (120.4)       329.8
  Fiscal Year Ended September 30, 2000...     329.8       226.1           29.5        (143.3)       442.1