Form 10-Q
period 2000-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2001-02-13
CIK 833444

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of January 26, 2001 was 1,752,274,615.

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

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

  Consolidated Balance Sheets as of December 31, 2000
    (Unaudited) and September 30, 2000......................       1

  Consolidated Statements of Operations (Unaudited) for the
    quarters ended December 31, 2000 and 1999...............       2

  Consolidated Statements of Cash Flows (Unaudited) for the
    quarters ended December 31, 2000 and 1999...............       3

  Notes to Consolidated Financial Statements (Unaudited)....    4-19

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   20-28

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................      28

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings...................................      29

Item 2--Changes in Securities and Use of Proceeds...........      29

Item 6--Exhibits and Reports on Form 8-K....................      29

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 1,480.7       $ 1,264.8
  Receivables, less allowance for doubtful accounts of
    $492.2 at December 31, 2000 and $442.1 at September 30,
    2000....................................................     6,040.5         5,630.4
  Contracts in process......................................       432.1           357.3
  Inventories...............................................     4,994.9         3,845.1
  Deferred income taxes.....................................       797.7           683.3
  Prepaid expenses and other current assets.................       937.9         1,034.8
                                                               ---------       ---------
                                                                14,683.8        12,815.7
                                                               ---------       ---------
CONSTRUCTION IN PROGRESS -- TYCOM GLOBAL NETWORK............       381.0           111.1
PROPERTY, PLANT AND EQUIPMENT, NET..........................     9,011.6         8,218.4
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    22,879.6        16,332.6
LONG-TERM INVESTMENTS.......................................     1,337.8         1,653.7
DEFERRED INCOME TAXES.......................................       369.9           532.5
OTHER ASSETS................................................     1,093.3           740.3
                                                               ---------       ---------
      TOTAL ASSETS..........................................   $49,757.0       $40,404.3
                                                               =========       =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....   $ 2,134.1       $ 1,537.2
  Accounts payable..........................................     3,467.2         3,291.9
  Accrued expenses and other current liabilities............     4,458.8         4,038.2
  Contracts in process--billings in excess of costs.........       851.2           835.0
  Deferred revenue..........................................       230.7           265.7
  Income taxes..............................................     1,923.1         1,650.3
  Deferred income taxes.....................................        61.6            60.6
                                                               ---------       ---------
                                                                13,126.7        11,678.9
                                                               ---------       ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................    13,143.1         9,461.8
OTHER LONG-TERM LIABILITIES.................................     1,532.2         1,095.3
DEFERRED INCOME TAXES.......................................     1,216.0           791.6
MINORITY INTEREST...........................................       354.8           343.5
SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --              --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,747,991,834 shares outstanding at December
  31, 2000 and 1,684,511,070 shares outstanding at September
  30, 2000, net of 6,629,208 and 31,551,310 shares owned by
  subsidiaries at December 31, 2000 and September 30, 2000,
  respectively..............................................       349.6           336.9
Capital in excess:
  Share premium.............................................     5,337.0         5,233.3
  Contributed surplus, net of deferred compensation of
    $132.1 at December 31, 2000 and $59.4 at September 30,
    2000....................................................     5,476.9         2,786.3
Accumulated earnings........................................     9,385.3         8,427.6
Accumulated other comprehensive (loss) income...............      (164.6)          249.1
                                                               ---------       ---------
                                                                20,384.2        17,033.2
                                                               ---------       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $49,757.0       $40,404.3
                                                               =========       =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
NET SALES...................................................  $8,020.3   $6,638.8
Cost of sales...............................................   4,948.6    4,191.9
Selling, general and administrative expenses................   1,553.0    1,237.9
Merger, restructuring and other non-recurring charges
  (credits), net............................................      18.1      (79.0)
Write-off of purchased in-process research and
  development...............................................     184.3         --
Charge for the impairment of long-lived assets..............       7.4       99.0
                                                              --------   --------

OPERATING INCOME............................................   1,308.9    1,189.0
Net gain on sale of businesses..............................     410.4         --
Interest expense, net.......................................    (168.1)    (164.7)
                                                              --------   --------
Income before income taxes, minority interest, extraordinary
  item and cumulative effect of accounting change...........   1,551.2    1,024.3
Income taxes................................................    (529.5)    (263.9)
Minority interest...........................................     (12.5)      (3.2)
                                                              --------   --------
Income before extraordinary item and cumulative effect of
  accounting change.........................................   1,009.2      757.2
Extraordinary item, net of tax..............................        --       (0.2)
Cumulative effect of accounting change, net of tax..........     (29.7)        --
                                                              --------   --------

NET INCOME..................................................  $  979.5   $  757.0
                                                              ========   ========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item and cumulative effect of
    accounting change.......................................  $   0.58   $   0.45
  Extraordinary item, net of tax............................        --         --
  Cumulative effect of accounting change, net of tax........     (0.02)        --
  Net income................................................      0.56       0.45

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary item and cumulative effect of
    accounting change.......................................  $   0.57   $   0.44
  Extraordinary item, net of tax............................        --         --
  Cumulative effect of accounting change, net of tax........     (0.02)        --
  Net income................................................      0.56       0.44

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................   1,735.2    1,693.2
  Diluted...................................................   1,762.2    1,716.8

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                 FOR THE QUARTERS
                                                                ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   979.5    $   757.0
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Merger, restructuring and other non-recurring charges
    (credits), net..........................................        0.7        (80.3)
  Write-off of purchased in-process research and
    development.............................................      184.3           --
  Charge for the impairment of long-lived assets............        7.4         99.0
  Cumulative effect of accounting change....................       29.7           --
  Minority interest in net income of consolidated
    subsidiary..............................................       12.5          3.2
  Net gain on sale of businesses............................     (410.4)          --
  Depreciation..............................................      296.5        250.7
  Goodwill and other intangibles amortization...............      190.3        123.9
  Deferred income taxes.....................................      197.3        107.9
  Other non-cash items......................................       56.5         17.8
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Accounts receivable and contracts in process............      125.5         31.6
    Inventories.............................................     (397.9)       (18.2)
    Prepaid expenses and other current assets...............       20.2         (4.9)
    Accounts payable, accrued expenses and other current
      liabilities...........................................     (559.5)      (490.6)
    Income taxes............................................      220.8         66.5
    Deferred revenue........................................      (44.3)        11.1
    Other...................................................        5.2          3.2
                                                              ---------    ---------
      Net cash provided by operating activities.............      914.3        877.9
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............     (397.3)      (420.5)
Construction in progress--TyCom Global Network..............     (268.7)          --
Acquisition of businesses, net of cash acquired.............   (3,225.9)    (1,734.2)
Disposal of businesses, net of cash sold....................      872.3           --
Net increase in investments.................................     (119.2)      (134.1)
Other.......................................................      (74.9)        34.8
                                                              ---------    ---------
      Net cash used in investing activities.................   (3,213.7)    (2,254.0)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net...........................    2,984.1      1,247.6
Proceeds from exercise of options...........................      104.5         35.8
Dividends paid..............................................      (21.5)       (21.4)
Purchase of treasury shares.................................     (546.6)      (413.0)
Other.......................................................       (5.2)        (4.8)
                                                              ---------    ---------
      Net cash provided by financing activities.............    2,515.3        844.2
                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      215.9       (531.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,264.8      1,762.0
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 1,480.7    $ 1,230.1
                                                              =========    =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited consolidated financial statements presented herein include the consolidated accounts of Tyco International Ltd. (the "Company" or "Tyco"), a company incorporated in Bermuda, and its subsidiaries. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

2. ACQUISITIONS AND DIVESTITURES

    During the first quarter of Fiscal 2001, the Company purchased businesses for an aggregate cost of $7,620.6 million, consisting of $3,054.6 million in cash, net of cash acquired, the issuance of approximately 70.5 million common shares valued at $3,378.9 million and the assumption of $1,187.1 million in debt. In addition, $171.3 million of cash was paid during the quarter for purchase accounting liabilities related to current and prior years' acquisitions, which includes approximately $6.1 million relating to earn-out liabilities on certain acquisitions. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and net proceeds from the disposal of businesses. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    In connection with Fiscal 2001 acquisitions, the Company recorded purchase accounting liabilities of $256.5 million for transaction costs and the costs of integrating the acquired companies within various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other further information are obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in Fiscal 2001, Tyco recorded approximately $6,773.6 million in goodwill and other intangibles.

    Fiscal 2001 purchase acquisitions include, among others, the acquisitions of Mallinckrodt Inc. ("Mallinckrodt") and CIGI Investment Group, Inc. ("CIGI") in October 2000 and InnerDyne, Inc. ("InnerDyne") and Lucent Technologies' Power Systems business unit ("LPS") in December 2000. Mallinckrodt, a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief, was purchased through the issuance of approximately
65.2 million Tyco common shares valued at $3,096.9 million and is being integrated within the Healthcare and Specialty Products segment. CIGI, a designer and manufacturer of inductors and isolation transformers for telecommunications applications, primarily modems, Digital Subscriber Lines
(DSL) and network equipment, was purchased through the issuance of approximately
2.2 million Tyco common shares

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) valued at $108.2 million and is being integrated within the Electronics segment. InnerDyne, a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures, was purchased through the issuance of approximately 3.1 million Tyco common shares valued at $173.8 million and is being integrated within the Healthcare and Specialty Products segment. LPS, a provider of a full line of energy solutions and power products for telecommunications service providers and for the computer industry, was purchased for approximately $2,500.0 million in cash and is being integrated within the Electronics segment.

    In connection with the acquisition of Mallinckrodt, Tyco obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at $184.3 million. The purchased IPR&D was written off during the quarter ended December 31, 2000. The value of the purchased IPR&D was based on the value of the various projects utilizing the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects,
(iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

    As of the Mallinckrodt acquisition date, there were several projects under development at different stages of completion. The primary basis for determining technological feasibility of these projects was obtaining Food and Drug Administration ("FDA") approval. As of the acquisition date, none of the IPR&D projects had received FDA approval. In assessing the technological feasibility of a project, consideration was also given to the level of complexity and future technological hurdles that each project had to overcome prior to being submitted to the FDA for approval. As of the acquisition date, none of the IPR&D projects were considered to be technologically feasible or to have any alternative future use.

    Future residual cash flows that could be generated from each of the projects were determined based upon management's estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account management's estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 14% to 25% per annum, depending on the project's stage of completion and the type of FDA approval needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $184.3 million.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes activity with respect to purchase accounting liabilities in the first quarter of Fiscal 2001 ($ in millions):

                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  2000.................................    4,956      $154.1        84        $150.4     $ 68.1    $ 372.6
Fiscal 2001 acquisition reserves.......    1,737        99.5        44          41.7      115.3      256.5
Changes in estimates...................      869        18.2        19           9.1       19.5       46.8
Reversal to goodwill in Fiscal 2001....      (54)       (2.2)       --          (5.4)      (3.4)     (11.0)
Fiscal 2001 utilization................   (2,547)      (62.0)      (27)        (25.3)     (80.0)    (167.3)
                                          ------      ------       ---        ------     ------    -------
Ending balance at December 31, 2000....    4,961      $207.6       120        $170.5     $119.5    $ 497.6
                                          ======      ======       ===        ======     ======    =======

    In connection with Fiscal 2001 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 44 facilities. Tyco has communicated with the employees of the acquired companies to announce benefit arrangements. The costs of employee termination benefits relate to the elimination of 1,180 positions in the United States, 318 positions in Europe, 182 positions in the Asia-Pacific region and 57 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, sales and marketing, and technical personnel. Facilities designated for closure include 21 facilities in Europe, 14 facilities in the Asia-Pacific region, 5 facilities in the United States and 4 facilities in Canada and Latin America, consisting primarily of sales offices, manufacturing plants and administrative offices. At December 31, 2000, 691 employees had been terminated and 1 facility had been closed related to Fiscal 2001 acquisitions.

    Changes in estimates recorded during the first quarter of Fiscal 2001 relate primarily to revisions associated with finalizing the integration of AFC Cable Systems, Inc., Siemens Electromechanical Components GmbH & Co. KG and the Electronic OEM Business of Thomas & Betts, all acquired during Fiscal 2000. These changes in estimates resulted in additional purchase accounting liabilities of $46.8 million and a corresponding increase in goodwill and deferred tax assets. These revisions include the elimination of 869 additional employees, related primarily to manufacturing plants and administrative offices in the United States, Europe and the Asia-Pacific region. Additional facilities designated for closure include 18 facilities in the United States and 1 facility in the Asia-Pacific region, consisting primarily of manufacturing plants and administrative offices.

    Also, during the first quarter of Fiscal 2001, Tyco reduced its estimate of purchase accounting liabilities recorded in prior periods by $11.0 million, primarily because costs on facility shutdowns were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, Tyco is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At December 31, 2000, a total of $497.6 million purchase accounting reserves remained in the Consolidated Balance Sheet, of which $448.3 million are included in accrued expenses and other current liabilities and $49.3 million are included in other long-term liabilities. Tyco expects that the

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    In October 2000, Tyco sold its ADT Automotive business to Manheim
Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc. for approximately $1.0 billion in cash. Tyco recorded a net gain on the sale of businesses of $410.4 million, principally related to the sale of ADT Automotive.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 2001 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                             FOR THE QUARTERS
                                                            ENDED DECEMBER 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
                                                           (IN MILLIONS, EXCEPT
                                                              PER SHARE DATA)
Net sales................................................  $8,673.2    $7,829.0
Income before extraordinary item and cumulative
  effect of accounting change............................   1,087.0       723.4
Net income...............................................   1,057.3       723.2
Earnings per common share:
  Basic..................................................      0.61        0.43
  Diluted................................................      0.60        0.42

                            TYCO INTERNATIONAL LTD.

3. LONG-TERM DEBT

    Debt is presented on a historical basis, net of discounts or premiums, with the exception of items that are subject to hedging arrangements, which are presented at fair market value.

    Long-term debt is as follows ($ in millions):

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000             2000
                                                              -------------   --------------
Commercial paper program....................................    $ 2,142.5        $ 2,420.6
Euro commercial paper program...............................        159.7            172.9
Floating rate private placement notes due 2001..............        499.9            499.7
6.5% public notes due 2001..................................        299.7            299.7
6.125% public notes due 2001................................        749.5            749.2
Floating rate euro denominated private placement notes due
  2002......................................................         69.8             66.3
6.875% private placement notes due 2002.....................      1,027.7            994.9
6.0% notes due 2003(i)......................................         99.8               --
5.875% public notes due 2004................................        398.3            398.2
6.375% public notes due 2004................................        104.7            104.7
6.375% public notes due 2005................................        745.1            744.8
6.75% notes due 2005(i).....................................         99.7               --
6.125% euro denominated public notes due 2007(ii)...........        553.9            525.4
6.5% notes due 2007(i)......................................         99.1               --
6.125% public notes due 2008................................        395.6            395.5
7.2% notes due 2008.........................................        398.9            398.9
7.25% senior notes due 2008.................................          8.2              8.2
6.125% public notes due 2009................................        366.5            394.7
Zero coupon Liquid Yield Option Notes ("LYONs") due 2010....         33.5             35.0
6.3% debentures due 2011(i)(iii)............................        200.7               --
9.875% debentures due 2011(i)...............................        135.4               --
7.0% debentures due 2013(i).................................         99.0               --
6.25% public Dealer Remarketable Securities due 2013........        756.7            757.3
LYONs due 2020(iv)..........................................      3,460.5               --
9.5% public debentures due 2022.............................         49.0             49.0
8.0% public debentures due 2023.............................         50.0             50.0
7.0% public notes due 2028..................................        492.7            492.6
6.875% public notes due 2029................................        781.3            781.2
3.5% yen denominated private placement notes due 2030(v)....        259.8               --
Other.......................................................        740.0            660.2
                                                                ---------        ---------
Total debt..................................................     15,277.2         10,999.0
Less current portion........................................      2,134.1          1,537.2
                                                                ---------        ---------
Long-term debt..............................................    $13,143.1        $ 9,461.8
                                                                =========        =========

------------------------

 (i) These notes and debentures were assumed in connection with the acquisition of Mallinckrodt.

 (ii) During Fiscal 2001, in accordance with the terms of the original issuance, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, exchanged its 6.125% euro denominated private placement notes due 2007 for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under United States securities laws.

                            TYCO INTERNATIONAL LTD.

3. LONG-TERM DEBT (CONTINUED)
(iii) These notes are redeemable at the election of the holder on March 15, 2001, in whole but not in part, at 100% of the principal amount. These notes have been classified as short-term at December 31, 2000.

 (iv) In November 2000, the Company completed a private placement offering of $4,657,500,000 principal amount at maturity zero-coupon debt securities due 2020 for aggregate net proceeds of approximately $3,374,000,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions are met. The Company may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2001, 2003, 2005, 2007 or 2014. If the November 17, 2001 option is exercised, the Company may elect to repurchase the securities in cash, common shares or some combination thereof. In December 2000, Tyco filed a registration statement registering the securities for resale by the holders. The net proceeds were used to finance acquisitions and to repay borrowings under TIG's commercial paper program.

 (v) In November 2000, TIG issued Y30,000,000,000 3.5% notes due 2030 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds were used to repay borrowings under TIG's commercial paper program.

    In February 2001, TIG replaced its $4.5 billion and $0.5 billion revolving credit facilities with a $3.86 billion facility expiring on February 8, 2002 and a $2.0 billion facility expiring on February 8, 2006, of which the terms are substantially the same. Also in February 2001, TIG increased the borrowing capacity under its commercial paper program from $4.5 billion to $5.0 billion. TIG plans to principally use the credit facility to fully support borrowings under its commercial paper program and therefore expects these facilities to remain largely undrawn. Under these credit facilities entered into by TIG, and guaranteed by Tyco, Tyco is required to meet certain covenants. None of these covenants is considered restrictive to the operations of Tyco.

    The Company recorded an extraordinary item of $0.2 million in the quarter ended December 31, 1999, which was related to the write-off of net unamortized deferred financing costs related to the early extinguishment of debt.

4. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows (in millions, except per share data):

                                              FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                DECEMBER 31, 2000                  DECEMBER 31, 1999
                                         --------------------------------   --------------------------------
                                                               PER SHARE                          PER SHARE
                                          INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                         --------   --------   ----------   --------   --------   ----------
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item and
    cumulative effect of accounting
    change.............................  $1,009.2   1,735.2       $0.58      $757.2    1,693.2       $0.45
  Stock options........................        --      23.4                      --       18.8
  Exchange of LYONs debt due 2010......       0.1       3.6                     0.4        4.8
                                         --------   -------                  ------    -------
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary item and
    cumulative effect of accounting
    change plus assumed conversions....  $1,009.3   1,762.2       $0.57      $757.6    1,716.8       $0.44
                                         ========   =======                  ======    =======

                            TYCO INTERNATIONAL LTD.

4. EARNINGS PER COMMON SHARE (CONTINUED)

    The computation of diluted earnings per common share in the quarters ended December 31, 2000 and 1999 excludes the effect of the assumed exercise of approximately 7.7 million and 27.8 million stock options that were outstanding as of December 31, 2000 and 1999, respectively, because the effect would be anti-dilutive. Diluted earnings per common share also excludes 48.0 million shares related to the LYONs debt due 2020, because conversion conditions were not met.

5. SHAREHOLDERS' EQUITY

    Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarter of Fiscal 2001 and Fiscal 2000.

    In January 2000, the Board of Directors authorized the expenditure of up to $2.0 billion to reacquire Tyco common shares, of which Tyco has spent approximately $1.5 billion for the re-purchase of 30.1 million common shares through December 31, 2000.

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS)

    The following table summarizes activity with respect to restructuring and other non-recurring charges in the first quarter of Fiscal 2001 ($ in millions):

                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  2000.................................    1,630      $22.8         18        $57.1      $286.0     $365.9
Fiscal 2001 charges....................      247        5.1          1          0.6        12.4       18.1
Fiscal 2001 utilization................      (52)      (4.8)        (4)        (6.8)       (1.4)     (13.0)
                                           -----      -----        ---        -----      ------     ------
Ending balance at December 31, 2000....    1,825      $23.1         15        $50.9      $297.0     $371.0
                                           =====      =====        ===        =====      ======     ======

    During the quarter ended December 31, 2000, Tyco recorded restructuring and other non-recurring charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant. Additionally, the Company incurred a non-recurring charge of $25.0 million related to the write-up of inventory under purchase accounting. The
$25.0 million non-recurring charge has been included in cost of sales.

    During the quarter ended December 31, 1999, Tyco recorded a net merger, restructuring and other non-recurring credit of $72.6 million. The net credit of $72.6 million is comprised of a credit of $94.7 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $22.1 million. The $94.7 million credit is comprised of revisions of $57.8 million related primarily to the merger with AMP Incorporated ("AMP") and costs associated with AMP's profit improvement plan; $21.4 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The charges of $22.1 million consist of $7.9 million related to Tyco exiting USSC's interventional cardiology business, of which $6.4 million is included in cost of sales, $7.7 million related to USSC's suture business and $6.5 million related to the restructuring of AMP's Brazilian operations.

    At December 31, 2000, a total of $371.0 million restructuring and other non-recurring reserves remained in the Consolidated Balance Sheet, of which $341.3 million is included in accrued expenses and other current liabilities and $29.7 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within Fiscal 2001, except for certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.

7. CHARGE FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the quarter ended December 31, 2000, the Healthcare and Specialty Products segment recorded a charge of $7.4 million related primarily to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

    During the quarter ended December 31, 1999, the Healthcare and Specialty Products segment recorded charges of $99.0 million primarily related to an impairment in goodwill and other intangible assets associated with exiting the interventional cardiology business of USSC.

8. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows ($ in millions):

                                                              FOR THE QUARTERS
                                                             ENDED DECEMBER 31,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
Net income...............................................  $ 979.5         $757.0
  Unrealized loss on securities, net of tax..............   (471.0)(1)       (0.8)
  Foreign currency translation adjustment................     57.3          (73.3)
                                                           -------         ------
Total comprehensive income...............................  $ 565.8         $682.9
                                                           =======         ======

------------------------

(1) Primarily related to Tyco's investment in 360networks Inc. During Fiscal 2000, Tyco recorded a net unrealized gain of $1,075.7 million, primarily related to its investment in 360networks Inc.

9. CONSOLIDATED SEGMENT DATA

    Selected information for Tyco's five industry segments is as follows ($ in millions):

                                                                        FOR THE QUARTERS
                                                                       ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                   2000                1999
                                                              --------------   --------------------
Net Sales:
  Electronics...............................................     $2,934.1           $  2,117.1
  Telecommunications........................................        523.2                622.1
  Healthcare and Specialty Products.........................      2,000.9              1,563.8
  Fire and Security Services................................      1,559.9              1,449.7
  Flow Control Products and Services........................      1,002.2                886.1
                                                                 --------           ----------
                                                                 $8,020.3           $  6,638.8
                                                                 ========           ==========
Operating Income:
  Electronics...............................................     $  768.1           $    521.8 (4)
  Telecommunications........................................         92.8                106.2
  Healthcare and Specialty Products.........................        203.7 (1)            273.2 (5)
  Fire and Security Services................................        257.8 (2)            255.3 (6)
  Flow Control Products and Services........................        177.2                170.7
                                                                 --------           ----------
                                                                  1,499.6              1,327.2
Less: Corporate expenses....................................        (70.6)(3)            (54.3)
    Goodwill amortization expense...........................       (120.1)               (83.9)
                                                                 --------           ----------
                                                                 $1,308.9           $  1,189.0
                                                                 ========           ==========

------------------------

(1) Includes the write-off of purchased in-process research and development of $184.3 million, a non-recurring charge of $25.0 million related to the write-up of inventory under purchase

                            TYCO INTERNATIONAL LTD.

9. CONSOLIDATED SEGMENT DATA (CONTINUED) accounting, and restructuring and other non-recurring charges of $2.8 million related to the closure of a manufacturing plant. Also includes a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

(2) Includes a non-recurring charge of $11.9 million related to an environmental remediation project.

(3) Includes a non-recurring charge of $3.4 million related to severance.

(4) Includes a restructuring charge of $6.5 million related to AMP's Brazilian operations and a credit of $57.8 million primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(5) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $7.7 million related to USSC's suture business. Also includes a credit of $25.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals consisting of $15.5 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.

(6) Includes a credit of $11.2 million representing a revision in estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

10. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Inventories are classified as follows ($ in millions):

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000             2000
                                                              -------------   --------------
Purchased materials and manufactured parts..................    $1,430.4         $1,076.5
Work in process.............................................     1,381.0          1,105.1
Finished goods..............................................     2,183.5          1,663.5
                                                                --------         --------
                                                                $4,994.9         $3,845.1
                                                                ========         ========

    Property, plant and equipment, net is as follows ($ in millions):

Land.......................................................  $   549.9     $   538.8
Buildings..................................................    2,421.0       2,416.1
Subscriber systems.........................................    3,347.3       3,200.7
Machinery and equipment....................................    7,622.7       7,089.5
Leasehold improvements.....................................      296.4         295.8
Construction in progress...................................      912.1         727.6
Accumulated depreciation...................................   (6,137.8)     (6,050.1)
                                                             ---------     ---------
                                                             $ 9,011.6     $ 8,218.4
                                                             =========     =========

                            TYCO INTERNATIONAL LTD.

11. ACCOUNTING CHANGE

    Effective October 1, 2000, Tyco adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. In accordance with the transition provisions of SFAS No. 133, Tyco recognized a cumulative effect adjustment, a $29.7 million loss, net of tax, to record the previously unrecognized fair market value of an interest rate swap and the associated debt instrument.

    Tyco uses derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. Tyco's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. Tyco documents all relationships between hedging instruments and hedged items, and links all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Tyco also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

INTEREST RATE EXPOSURES

    Tyco uses interest rate swaps to hedge its exposure of interest rate risk by exchanging fixed rate interest on its debt for variable rate amounts. Tyco's interest rate swaps during the quarter ended December 31, 2000, as assessed using the short-cut method under SFAS No. 133, were highly effective.

NET INVESTMENTS

    Tyco uses designated portions of foreign currency debt to hedge the foreign-currency exposure of certain net investments in foreign operations. A net unrealized gain of $20.1 million was included in the cumulative translation adjustment during the quarter ended December 31, 2000 in connection with these hedges.

OTHER

    Tyco uses various options, swaps and forwards not designated as hedging instruments under SFAS No. 133 to hedge the impact of the variability in the price of raw materials, such as copper and other commodities; in foreign exchange rates on accounts receivable and collections denominated in certain foreign currencies; in intercompany loan balances; and, in subsidiary earnings.

12. TYCO INTERNATIONAL GROUP S.A.

    TIG has issued public and private debt securities, which are fully and unconditionally guaranteed by Tyco. In accordance with Securities and Exchange Commission rules, the following presents condensed consolidating financial information for TIG and its subsidiaries, as if TIG and its current organizational structure were in place for all periods presented. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                       TYCO            TYCO
                                                   INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                        LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                    -------------   -------------   ------------   -------------   ---------
Current Assets:
Cash and cash equivalents.......................     $     7.7       $     3.2      $ 1,469.8      $       --     $ 1,480.7
Receivables, net................................          31.8              --        6,008.7              --       6,040.5
Inventories.....................................            --              --        4,994.9              --       4,994.9
Intercompany receivables........................         364.5            44.6        4,984.3        (5,393.4)           --
Other current assets............................            --            13.6        2,154.1              --       2,167.7
                                                     ---------       ---------      ---------      ----------     ---------
                                                         404.0            61.4       19,611.8        (5,393.4)     14,683.8
CONSTRUCTION IN PROGRESS-TYCOM GLOBAL NETWORK...            --              --          381.0              --         381.0
PROPERTY, PLANT AND EQUIPMENT, NET..............           6.6             0.6        9,004.4              --       9,011.6
GOODWILL AND OTHER INTANGIBLE ASSETS, NET.......            --             0.7       22,878.9              --      22,879.6
INVESTMENT IN SUBSIDIARIES......................      36,322.1        17,050.8             --       (53,372.9)           --
INTERCOMPANY LOANS RECEIVABLE...................         270.2        10,728.8             --       (10,999.0)           --
OTHER ASSETS....................................          79.3            12.2        3,242.2          (532.7)      2,801.0
                                                     ---------       ---------      ---------      ----------     ---------
      TOTAL ASSETS..............................     $37,082.2       $27,854.5      $55,118.3      $(70,298.0)    $49,757.0
                                                     =========       =========      =========      ==========     =========
CURRENT LIABILITIES:
Loans payable and current maturities of
  long-term debt................................     $      --       $ 1,249.4      $   884.7      $       --     $ 2,134.1
Accounts payable................................           0.2             0.1        3,466.9              --       3,467.2
Accrued expenses and other current
  liabilities...................................          25.8            99.0        4,334.0              --       4,458.8
Intercompany payables...........................       3,729.6         1,254.7          409.1        (5,393.4)           --
Other...........................................            --             0.7        2,594.3           471.6       3,066.6
                                                     ---------       ---------      ---------      ----------     ---------
                                                       3,755.6         2,603.9       11,689.0        (4,921.8)     13,126.7
LONG-TERM DEBT, LESS CURRENT MATURITIES.........       3,460.5         8,149.6        1,533.0              --      13,143.1
INTERCOMPANY LOANS PAYABLE......................            --              --       10,999.0       (10,999.0)           --
OTHER LONG-TERM LIABILITIES.....................            --            27.9        2,720.3              --       2,748.2
MINORITY INTEREST...............................            --              --          354.8              --         354.8
SHAREHOLDERS' EQUITY:
Preference shares...............................            --              --        1,710.0        (1,710.0)           --
Common shares...................................         352.7              --            5.2            (8.3)        349.6
Capital in excess:
  Share premium.................................      16,111.9              --             --       (10,774.9)      5,337.0
  Contributed surplus...........................       7,873.7        12,665.0       16,664.8       (31,726.6)      5,476.9
Accumulated earnings............................       5,527.8         4,408.1        9,606.8       (10,157.4)      9,385.3
Accumulated other comprehensive loss............            --              --         (164.6)             --        (164.6)
                                                     ---------       ---------      ---------      ----------     ---------
                                                      29,866.1        17,073.1       27,822.2       (54,377.2)     20,384.2
                                                     ---------       ---------      ---------      ----------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY..................................     $37,082.2       $27,854.5      $55,118.3      $(70,298.0)    $49,757.0
                                                     =========       =========      =========      ==========     =========

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                 -------------   -------------   ------------   -------------   ---------
CURRENT ASSETS:
Cash and cash equivalents.....................    $    34.2       $     3.6      $ 1,227.0      $       --     $ 1,264.8
Receivables, net..............................          1.2              --        5,629.2              --       5,630.4
Inventories...................................           --              --        3,845.1              --       3,845.1
Intercompany receivables......................        802.4            51.3        3,661.3        (4,515.0)           --
Other current assets..........................           --            14.4        2,061.0              --       2,075.4
                                                  ---------       ---------      ---------      ----------     ---------
                                                      837.8            69.3       16,423.6        (4,515.0)     12,815.7
CONSTRUCTION IN PROGRESS-TYCOM GLOBAL
  NETWORK.....................................           --              --          111.1              --         111.1
PROPERTY, PLANT AND EQUIPMENT, NET............          6.7              --        8,211.7              --       8,218.4
GOODWILL AND OTHER INTANGIBLE ASSETS, NET.....           --             0.7       16,331.9              --      16,332.6
INVESTMENT IN SUBSIDIARIES....................     31,307.9        16,133.2             --       (47,441.1)           --
INTERCOMPANY LOANS RECEIVABLE.................        269.2        10,678.8             --       (10,948.0)           --
OTHER ASSETS..................................          1.4             9.2        4,524.8        (1,608.9)      2,926.5
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL ASSETS..............................    $32,423.0       $26,891.2      $45,603.1      $(64,513.0)    $40,404.3
                                                  =========       =========      =========      ==========     =========

CURRENT LIABILITIES:
Loans payable and current maturities of
  long-term debt..............................    $      --       $ 1,248.9      $   288.3      $       --     $ 1,537.2
Accounts payable..............................          0.3             0.2        3,291.4              --       3,291.9
Accrued expenses and other current
  liabilities.................................         25.3           118.3        3,894.6              --       4,038.2
Intercompany payables.........................      2,447.8         1,213.5          853.7        (4,515.0)           --
Other.........................................           --             0.5        2,377.3           433.8       2,811.6
                                                  ---------       ---------      ---------      ----------     ---------
                                                    2,473.4         2,581.4       10,705.3        (4,081.2)     11,678.9
LONG-TERM DEBT, LESS CURRENT MATURITIES.......           --         8,144.3        1,317.5              --       9,461.8
INTERCOMPANY LOANS PAYABLE....................           --              --       10,948.0       (10,948.0)           --
OTHER LONG-TERM LIABILITIES...................           --             3.9        1,883.0              --       1,886.9
MINORITY INTEREST.............................           --              --          343.5              --         343.5
SHAREHOLDERS' EQUITY:
Common shares.................................        345.0              --            5.1           (13.2)        336.9
Capital in excess:
  Share premium...............................     16,031.2              --             --       (10,797.9)      5,233.3
  Contributed surplus.........................      5,973.3        12,665.0       14,365.6       (30,217.6)      2,786.3
Accumulated earnings..........................      7,600.1         3,496.6        5,786.0        (8,455.1)      8,427.6
Accumulated other comprehensive income........           --              --          249.1              --         249.1
                                                  ---------       ---------      ---------      ----------     ---------
                                                   29,949.6        16,161.6       20,405.8       (49,483.8)     17,033.2
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY..................................    $32,423.0       $26,891.2      $45,603.1      $(64,513.0)    $40,404.3
                                                  =========       =========      =========      ==========     =========

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        QUARTER ENDED DECEMBER 31, 2000

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                     LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                                  -------------   -------------   ------------   -------------   --------
NET SALES......................................    $     --         $    --        $8,020.3       $      --     $8,020.3
Cost of sales..................................          --              --         4,948.6              --      4,948.6
Selling, general and administrative expenses...         1.9             3.1         1,548.0              --      1,553.0
Restructuring and other non-recurring
  charges......................................          --              --            18.1              --         18.1
Write-off of purchased in-process research and
  development..................................          --              --           184.3              --        184.3
Charge for the impairment of long-lived
  assets.......................................          --              --             7.4              --          7.4
                                                   --------         -------        --------       ---------     --------

OPERATING (LOSS) INCOME........................        (1.9)           (3.1)        1,313.9              --      1,308.9
Net gain on sale of businesses.................          --              --           410.4              --        410.4
Interest (expense) income, net.................        (1.2)         (169.4)            2.5              --       (168.1)
Equity in net income of unconsolidated
  subsidiaries.................................     1,004.9           917.6              --        (1,922.5)          --
Intercompany dividends, interest and fees......        15.5           196.3          (211.8)             --           --
                                                   --------         -------        --------       ---------     --------
Income before income taxes, minority interest
  and cumulative effect of accounting change...     1,017.3           941.4         1,515.0        (1,922.5)     1,551.2
Income taxes...................................          --            (0.2)         (491.5)          (37.8)      (529.5)
Minority interest..............................          --              --           (12.5)             --        (12.5)
                                                   --------         -------        --------       ---------     --------
Income before cumulative effect of accounting
  change.......................................     1,017.3           941.2         1,011.0        (1,960.3)     1,009.2
Cumulative effect of accounting change, net
  of tax (2)...................................          --           (29.7)             --              --        (29.7)
                                                   --------         -------        --------       ---------     --------
NET INCOME.....................................    $1,017.3         $ 911.5        $1,011.0       $(1,960.3)    $  979.5
                                                   ========         =======        ========       =========     ========

------------------------------

(1) Operating income includes restructuring and other non-recurring charges of $234.8 million, of which $25.0 million is included in cost of sales. The charges include the write-off of purchased in-process research and development of $184.3 million; a non-recurring charge of $25.0 million related to the write-up of inventory under purchase accounting; restructuring and other non-recurring charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant; and a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of a manufacturing plant. Income before income taxes, minority interest and cumulative effect of accounting change includes a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive.

(2) Cumulative effect of accounting change relates to Tyco recording the fair market value of a previously unrecognized interest rate swap and the associated debt instrument, in accordance with the requirements of SFAS No. 133.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        QUARTER ENDED DECEMBER 31, 1999

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                                  LTD.         GROUP, S.A.    SUBSIDIARIES(1)    ADJUSTMENTS     TOTAL
                                              -------------   -------------   ---------------   -------------   --------
($ IN MILLIONS)
NET SALES...................................     $   --          $    --         $6,638.8         $      --     $6,638.8
Cost of sales...............................         --               --          4,191.9                --      4,191.9
Selling, general and administrative
  expenses..................................        2.9              1.3          1,233.7                --      1,237.9
Merger, restructuring and other
  non-recurring credits.....................         --               --            (79.0)               --        (79.0)
Charge for the impairment of long-lived
  assets....................................         --               --             99.0                --         99.0
                                                 ------          -------         --------         ---------     --------
OPERATING (LOSS) INCOME.....................       (2.9)            (1.3)         1,193.2                --      1,189.0
Interest income (expense), net..............        0.3           (148.9)           (16.1)               --       (164.7)
Equity in net income of unconsolidated
  subsidiaries..............................      721.1            626.7               --          (1,347.8)          --
Intercompany dividends, interest and fees...       87.5            150.8           (208.3)            (30.0)          --
                                                 ------          -------         --------         ---------     --------
Income before income taxes, minority
  interest and extraordinary item...........      806.0            627.3            968.8          (1,377.8)     1,024.3
Income taxes................................         --               --           (244.9)            (19.0)      (263.9)
Minority interest...........................         --               --             (3.2)               --         (3.2)
                                                 ------          -------         --------         ---------     --------
Income before extraordinary item............      806.0            627.3            720.7          (1,396.8)       757.2
Extraordinary item, net of tax(2)...........         --               --             (0.2)               --         (0.2)
                                                 ------          -------         --------         ---------     --------
NET INCOME..................................     $806.0          $ 627.3         $  720.5         $(1,396.8)    $  757.0
                                                 ======          =======         ========         =========     ========

------------------------------

(1) Operating income includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business; restructuring and other non-recurring charges of $7.7 million related to USSC's suture business; and a restructuring charge of $6.5 million related to AMP's Brazilian operations. Also includes a credit of $94.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals consisting of $57.8 million related to the merger with AMP and AMP's profit improvement plan, $15.5 million related primarily to the merger with USSC and $21.4 million related to the Company's 1997 restructuring plans.

(2) Extraordinary item relates principally to Tyco's debt tender offers and the write-off of net unamortized deferred refinancing costs relating to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2000

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                         LTD.         GROUP, S.A.    SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                     -------------   -------------   ------------   -------------   ---------
($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating
  activities......................................     $ 1,797.0       $    77.1      $  (959.8)      $      --     $   914.3
                                                       ---------       ---------      ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net....          (0.1)             --         (397.2)             --        (397.3)
Construction in progress-TyCom Global Network.....            --              --         (268.7)             --        (268.7)
Acquisition of businesses, net of cash acquired...            --              --       (3,225.9)             --      (3,225.9)
Disposal of businesses, net of cash sold..........            --              --          872.3              --         872.3
Net decrease (increase) in investments............           1.5              --         (120.7)             --        (119.2)
(Increase) in intercompany loans..................            --           (50.0)            --            50.0            --
(Increase) decrease in investment in
  subsidiaries....................................      (5,260.3)             --        4,785.0           475.3            --
Other.............................................            --              --          (74.9)             --         (74.9)
                                                       ---------       ---------      ---------       ---------     ---------
  Net cash (used in) provided by investing
    activities....................................      (5,258.9)          (50.0)       1,569.9           525.3      (3,213.7)
                                                       ---------       ---------      ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net.................       3,375.8           (27.5)        (364.2)             --       2,984.1
Proceeds from exercise of options.................          81.1              --           23.4              --         104.5
Dividends paid....................................         (21.5)             --             --              --         (21.5)
Purchase of treasury shares.......................            --              --         (546.6)             --        (546.6)
Financing from parent.............................            --              --           50.0           (50.0)           --
Capital contributions.............................            --              --          475.3          (475.3)           --
Other.............................................            --              --           (5.2)             --          (5.2)
                                                       ---------       ---------      ---------       ---------     ---------
  Net cash provided by (used in) financing
    activities....................................       3,435.4           (27.5)        (367.3)         (525.3)      2,515.3
                                                       ---------       ---------      ---------       ---------     ---------
Net (decrease) increase in cash and cash
  equivalents.....................................         (26.5)           (0.4)         242.8              --         215.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD..........................................          34.2             3.6        1,227.0              --       1,264.8
                                                       ---------       ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........     $     7.7       $     3.2      $ 1,469.8       $      --     $ 1,480.7
                                                       =========       =========      =========       =========     =========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities....................................    $     8.3      $  (225.0)     $ 1,094.6      $      --     $   877.9
                                                      ---------      ---------      ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net....         (3.6)            --         (416.9)            --        (420.5)
Acquisition of businesses, net of cash acquired...           --             --       (1,734.2)            --      (1,734.2)
Net decrease (increase) in investments............         15.0             --         (149.1)            --        (134.1)
(Increase) in intercompany loans..................           --       (1,356.5)            --        1,356.5            --
(Increase) in investment in subsidiaries..........        (21.2)            --             --           21.2            --
Other.............................................           --           (0.7)          35.5             --          34.8
                                                      ---------      ---------      ---------      ---------     ---------
  Net cash used in investing activities...........         (9.8)      (1,357.2)      (2,264.7)       1,377.7      (2,254.0)
                                                      ---------      ---------      ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net.................           --        1,583.9         (336.3)            --       1,247.6
Proceeds from exercise of options.................         35.2             --            0.6             --          35.8
Dividends paid....................................        (21.4)            --                            --         (21.4)
Purchase of treasury shares.......................           --             --         (413.0)            --        (413.0)
Financing from parent.............................           --             --        1,356.5       (1,356.5)           --
Capital contributions.............................           --             --           21.2          (21.2)           --
Other.............................................           --             --           (4.8)            --          (4.8)
                                                      ---------      ---------      ---------      ---------     ---------
  Net cash provided by financing activities.......         13.8        1,583.9          624.2       (1,377.7)        844.2
                                                      ---------      ---------      ---------      ---------     ---------
Net increase (decrease) in cash and cash
  equivalents.....................................         12.3            1.7         (545.9)            --        (531.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD..........................................         22.8           15.4        1,723.8             --       1,762.0
                                                      ---------      ---------      ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........    $    35.1      $    17.1      $ 1,177.9      $      --     $ 1,230.1
                                                      =========      =========      =========      =========     =========

13. SUBSEQUENT EVENTS

    On January 5, 2001, Tyco acquired Simplex Time Recorder Co. ("Simplex") for approximately $1.15 billion in cash. Simplex manufactures fire and security products and communications systems including control panels, detection devices and system software. Simplex also installs, monitors and services fire alarms, security systems and access control systems and will be integrated within the Fire and Security Services segment. Tyco is accounting for the acquisition as a purchase.

    On February 5, 2001, Tyco announced that it had entered into a definitive merger agreement in which a subsidiary of Tyco will acquire Scott Technologies Inc. ("Scott") in a transaction valued at approximately $400.0 million payable in Tyco common shares. Scott is a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets and will be integrated within the Fire and Security Services segment. Tyco intends to account for the acquisition as a purchase.

    On February 12, 2001, TIG completed a private placement offering of $3,035,000,000 principal amount at maturity of zero-coupon convertible senior debentures due 2021, which are guaranteed by Tyco, for aggregate net proceeds of approximately $2,203,400,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 8.6916 Tyco common shares if certain conditions are met. The initial purchaser will also have a 30 day option to purchase up to an additional $455,250,000 principal amount at maturity of debentures to cover over-allotments, which would give TIG additional net proceeds of approximately $330,900,000. TIG may be required to repurchase the securities at the accreted value at the option of the holders on February 12, 2003, 2005, 2007, 2009 or 2016. If the February 12, 2003 option is exercised, TIG may elect to repurchase the securities in cash, Tyco common shares, or some combination thereof. TIG will use the net proceeds from this offering to repay a portion of the borrowings under its $5.0 billion commercial paper program.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of Tyco's businesses into five business segments consisting of Electronics, Telecommunications, Healthcare and Specialty Products, Fire and Security Services, and Flow Control Products and Services.

OVERVIEW

    Sales increased 20.8% during the quarter ended December 31, 2000 to $8,020.3 million from $6,638.8 million in the quarter ended December 31, 1999. Income before extraordinary item and cumulative effect of accounting change was $1,009.2 million in the quarter ended December 31, 2000, as compared to $757.2 million in the quarter ended December 31, 1999. Income before cumulative effect of accounting change for the quarter ended December 31, 2000 included an after-tax net credit of $3.9 million ($175.6 million pre-tax credit) consisting of the write-off of purchased in-process research and development, restructuring and other non-recurring charges, impairment charges and a non-recurring charge related to the write-up of inventory under purchase accounting which is included in cost of sales, totaling $218.3 million ($234.8 million pre-tax charge) primarily related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"); offset by a net gain on sale of businesses of $222.2 million ($410.4 million pre-tax gain) principally related to the sale of ADT Automotive. Income before extraordinary item for the quarter ended December 31, 1999 included an after-tax net charge of $27.1 million ($26.4 million pre-tax charge) consisting of restructuring and impairment charges of $97.5 million ($121.1 million pre-tax charge) primarily related to the exiting of USSC's international cardiology business, offset by a credit of $70.4 million ($94.7 million pre-tax credit) representing a revision of estimates of merger, restructuring and other non-recurring accruals.

    The following table details Tyco's sales and earnings in the quarters ended December 31, 2000 and 1999 ($ in millions).

                                                                  (UNAUDITED)
                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $8,020.3   $6,638.8
                                                              ========   ========
Operating income, before certain (charges) credits (i)......  $1,663.8   $1,299.3
Merger, restructuring and other non-recurring (charges)
  credits, net..............................................     (43.1)      72.6
Write-off of purchased in-process research and
  development...............................................    (184.3)        --
Charge for the impairment of long-lived assets..............      (7.4)     (99.0)
Amortization of goodwill....................................    (120.1)     (83.9)
                                                              --------   --------
Operating income............................................   1,308.9    1,189.0
Net gain on sale of businesses..............................     410.4         --
Interest expense, net.......................................    (168.1)    (164.7)
                                                              --------   --------
Income before income taxes, minority interest, extraordinary
  item and cumulative effect of accounting change...........   1,551.2    1,024.3
Income taxes................................................    (529.5)    (263.9)
Minority interest...........................................     (12.5)      (3.2)
                                                              --------   --------
Income before extraordinary item and cumulative effect of
  accounting change.........................................   1,009.2      757.2
Extraordinary item, net of tax..............................        --       (0.2)
Cumulative effect of accounting change, net of tax..........     (29.7)        --
                                                              --------   --------
Net income..................................................  $  979.5   $  757.0
                                                              ========   ========

------------------------
 (i) This amount is the sum of the operating income of Tyco's five business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring (charges) credits, the write-off of purchased in-process research and development, charge for the impairment of long-lived assets, and amortization of goodwill.

     Restructuring and other non-recurring charges in the amount of $25.0 million and $6.4 million related to inventory have been deducted as part of cost of sales in the Consolidated Statements of Operations for the quarters ended December 31, 2000 and 1999, respectively. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain (charges) credits in this table. These charges are instead included in merger, restructuring and other non-recurring (charges) credits.

    Operating income, before certain (charges) credits, improved in all segments in the quarter ended December 31, 2000 as compared to the quarter ended
December 31, 1999, with the exception of the Telecommunications segment for reasons that are discussed below. The operating improvements are the result of both increased revenues and enhanced margins. Increased revenues result from organic growth and from acquisitions that are accounted for under the purchase method of accounting. We enhance our margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. We regard charges that we incur to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

SALES AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth sales and operating income and margins for the Electronics segment ($ in millions):

                                                                  (UNAUDITED)
                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Sales.......................................................  $2,934.1   $2,117.1
Operating income, before certain (charges) credits..........  $  768.1   $  470.5
Operating margins, before certain (charges) credits.........      26.2%      22.2%

Operating income, after certain (charges) credits...........  $  768.1   $  521.8
Operating margins, after certain (charges) credits..........      26.2%      24.6%

    The 38.6% increase in sales in the quarter ended December 31, 2000 over the quarter ended December 31, 1999 for the Electronics segment resulted primarily from acquisitions and organic growth. These acquisitions included: the acquisition of CIGI Investment Group, Inc. ("CIGI") in October 2000; the acquisition of Siemens Electromechanical Components GmbH & Co. KG ("Siemens EC") in November 1999; the acquisition of Praegitzer Industries, Inc. in December 1999; the acquisition of Critchley Group PLC in March 2000; and the acquisition of the Electronic OEM Business of Thomas & Betts in July 2000. Excluding the impact of these acquisitions, sales increased an estimated 18.0%.

    The substantial increase in operating income and margins, before certain (charges) credits, in the quarter ended December 31, 2000 compared with the quarter ended December 31, 1999 was due to improved margins at both AMP and Tyco Printed Circuit Group, and to a lesser extent, the acquisition of Siemens EC.

    In addition to the items discussed above, operating income and margins, after certain credits, reflect a net merger, restructuring and other non-recurring credit of $51.3 million in the quarter ended December 31, 1999.

    TELECOMMUNICATIONS

    The following table sets forth sales and operating income and margins for the Telecommunications segment ($ in millions):

                                                                  (UNAUDITED)
                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Sales.......................................................   $523.2     $622.1
Operating income............................................   $ 92.8     $106.2
Operating margins...........................................     17.7%      17.1%

    The 15.9% decrease in sales in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 for the Telecommunications segment reflects TyCom's continued transition from being solely a supplier of undersea cable communications systems to an owner-supplier of the TyCom Global Network ("TGN").

    The 12.6% decrease in operating income in the quarter ended December 31, 2000 compared with the quarter ended December 31, 1999 was principally due to the decrease in sales volume, while the increase in operating margins was due to increased margins on project sales.

    During the construction of the transatlantic portion of the TGN, which began in the fourth quarter of Fiscal 2000, revenues and operating income are expected to continue to decrease. During the same period, operating expenses are expected to increase due to building TyCom's infrastructure, including network operations, sales and marketing, research and development and administration.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                                   (UNAUDITED)
                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Sales.......................................................  $2,000.9    $1,563.8
Operating income, before certain (charges) credits..........  $  423.2    $  362.1
Operating margins, before certain (charges) credits.........      21.2%       23.2%

Operating income, after certain (charges) credits...........  $  203.7    $  273.2
Operating margins, after certain (charges) credits..........      10.2%       17.5%

    The 28.0% increase in sales in the quarter ended December 31, 2000 over the quarter ended December 31, 1999 was primarily the result of acquisitions. The acquisitions primarily responsible for the sales increase in the quarter ended December 31, 2000 included: General Surgical Innovations, Inc., acquired in November 1999; Radionics, acquired in January 2000; Fiber-Lam, acquired in
March 2000; Mallinckrodt acquired in October 2000; and InnerDyne, Inc., acquired in December 2000. The sales increase was somewhat offset by the sale of our ADT Automotive business.

    The 16.9% increase in operating income, before certain (charges) credits, and decrease in operating margins, before certain (charges) credits, in the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 was primarily due to the acquisition of Mallinckrodt, which generally had lower margins.

    In addition to the items discussed above, the decrease in operating income and margins, after certain (charges) credits, was due to merger, restructuring and other non-recurring and impairment charges of $219.5 million in the quarter ended December 31, 2000, as compared to net charges of $88.9 million in the quarter ended December 31, 1999.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                                   (UNAUDITED)
                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Sales.......................................................  $1,559.9    $1,449.7
Operating income, before certain (charges) credits..........  $  269.7    $  244.1
Operating margins, before certain (charges) credits.........      17.3%       16.8%

Operating income, after certain (charges) credits...........  $  257.8    $  255.3
Operating margins, after certain (charges) credits..........      16.5%       17.6%

    The 7.6% increase in sales in the quarter ended December 31, 2000 over the quarter ended December 31, 1999 resulted primarily from increased sales in the electronic security services business in the United States and higher sales volume in fire protection in North America, Europe and Asia. The increases were due primarily to a higher volume of recurring service revenues.

    The 10.5% increase in operating income, before certain (charges) credits, in the quarter ended December 31, 2000 over the quarter ended December 31, 1999 reflects increased service volume in the fire protection business in North America and security operations in the United States. The slight increase in operating margins, before certain (charges) credits, was primarily due to increased sales volume in fire protection.

    In addition to the items discussed above, operating income and margins, after certain (charges) credits, reflect a non-recurring charge of $11.9 million in the quarter ended December 31, 2000 and a restructuring and other non-recurring credit of $11.2 million in the quarter ended December 31, 1999.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment ($ in millions):

                                                                   (UNAUDITED)
                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Sales.......................................................  $1,002.2     $886.1
Operating income............................................  $  177.2     $170.7
Operating margins...........................................      17.7%      19.3%

    The 13.1% sales increase in the quarter ended December 31, 2000 over the quarter ended December 31, 1999 resulted from acquisitions, increased volume at Allied Tube and Conduit, increased demand for valve products in the Asia-Pacific region and increased sales at Earth Tech. Acquisitions included AFC Cable Systems, Inc., acquired in November 1999, and Flow Control Technologies, acquired in February 2000. Excluding the impact of these acquisitions, sales increased an estimated 5.8%.

    The 3.8% increase in operating income in the quarter ended December 31, 2000 over the quarter ended December 31, 1999 was primarily due to increased volume and improved margins in the Asia

Pacific valve operations and at Earth Tech. Lower operating margins in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 resulted primarily from decreased royalty and licensing fee income, decreased operating income and margins at Allied Tube and Conduit due to higher raw material prices, and increased sales at Earth Tech, which has lower overall margins.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 was a decrease in sales of approximately $353.7 million and a decrease in operating income of approximately $67.9 million.

CORPORATE EXPENSES

    Corporate expenses, excluding non-recurring charges of $3.4 million, were $67.2 million in the quarter ended December 31, 2000 compared to $54.3 million in the quarter ended December 31, 1999. The increase was due principally to higher compensation expense under our equity-based incentive compensation plans resulting from a higher stock price and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $120.1 million in the quarter ended December 31, 2000 from $83.9 million in the quarter ended December 31, 1999, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased slightly to $168.1 million in the quarter ended December 31, 2000, as compared to $164.7 million in the quarter ended December 31, 1999. The increase was primarily due to higher average debt balances, resulting from borrowings to finance acquisitions, acquired debt and our share repurchase program.

EXTRAORDINARY ITEM

    The extraordinary item in the quarter ended December 31, 1999 consisted of after-tax losses amounting to $0.2 million relating to the write-off of net unamortized deferred financing costs related to the LYONs debt due 2010. Further details are provided in Note 3 to the Consolidated Financial Statements.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    The cumulative effect of accounting change in the quarter ended
December 31, 2000 was recorded in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." We recorded an after-tax loss of $29.7 million to record the previously unrecognized fair market value of an interest rate swap and the associated debt instrument.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, merger, restructuring and other non-recurring (charges) credits, charges for the impairment of long-lived assets and gain on the sale of businesses, was 26.0% during the quarter ended December 31, 2000, as compared to 25.0% in the quarter ended December 31, 1999. The increase in the effective income tax rate was primarily due to non-deductible goodwill amortization generated from acquisitions, offset slightly by higher earnings in tax jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in the quarters ended December 31, 2000 and 1999. We refer to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                                   (UNAUDITED)
                                                                 FOR THE QUARTERS
                                                                ENDED DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                  ($ IN MILLION)
Operating income, before certain (charges) credits..........  $1,663.8 (1)  $1,299.3 (1)
Depreciation and amortization...............................     366.7 (2)     290.7 (2)
Net increase in deferred income taxes.......................     197.3         107.9
Less:
  Net increase in working capital...........................    (623.9)       (346.2)
  Interest expense, net.....................................    (168.1)       (164.7)
  Income tax expense........................................    (529.5)       (263.9)
  Restructuring expenditures................................     (11.3)(3)     (58.3)(3)
  Other, net................................................      19.3          13.1
                                                              --------      --------
Cash flow from operating activities.........................     914.3         877.9
Less:
  Capital expenditures......................................    (397.3)(4)    (420.5)
  Dividends paid............................................     (21.5)        (21.4)
                                                              --------      --------
Free cash flow..............................................  $  495.5      $  436.0
                                                              ========      ========

------------------------

(1) This amount is the sum of the operating income of the five business segments as set forth above, less certain corporate expenses, and is before the write-off of purchased in-process research and development, merger, restructuring and other non-recurring (charges) credits, charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property ($296.5 million and $250.7 million for the quarters ended December 31, 2000 and 1999, respectively) and amortization of intangible assets other than goodwill ($70.2 million and $40.0 million for the quarters ended December 31, 2000 and 1999, respectively).

(3) This amount is cash paid out for merger, restructuring and other non-recurring charges.

(4) This amount excludes expenditures related to construction of the TGN of $268.7 million during the quarter ended December 31, 2000.

    In addition, during the quarter ended December 31, 2000, we paid out
$171.3 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    During the quarter ended December 31, 2000, we recorded restructuring and other non-recurring charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant. Additionally, we incurred a non-recurring charge of $25.0 million related to the write-up of inventory under purchase accounting. The $25.0 million charge has been included in cost of sales. At September 30, 2000, there existed merger, restructuring and other non-recurring reserves of $365.9 million. During the quarter ended December 31, 2000, we paid out $11.3 million in cash and incurred $1.7 million in non-cash charges that were charged against these reserves. At December 31, 2000, there remained $371.0 million of merger, restructuring and other non-recurring reserves in our Consolidated Balance Sheet, of which $341.3 million is included in current liabilities and $29.7 million is included in long-term liabilities.

    During the quarter ended December 31, 2000, we made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $7,620.6 million. Of this amount, $3,054.6 million was paid in cash (net of cash acquired), $3,378.9 million was paid in the form of Tyco common shares, and we assumed $1,187.1 million in debt. In connection with these acquisitions, we established purchase accounting reserves of $256.5 million for transaction and integration costs. In addition, purchase accounting liabilities of $46.8 million and a corresponding increase to goodwill and deferred tax assets were recorded during the quarter ended December 31, 2000 relating to Fiscal 2000 acquisitions. Changes in estimates related to acquisitions consummated prior to Fiscal 2001, primarily related to revisions associated with finalizing the exit plans of AFC Cable Systems, Inc., Siemens EC GmbH & Co. KG and the Electronic OEM Business of Thomas & Betts, all acquired during Fiscal 2000. At the beginning of Fiscal 2001, purchase accounting reserves were $372.6 million as a result of purchase accounting transactions made in prior years. During the quarter ended December 31, 2000, we paid out $171.3 million (including approximately $6.1 million relating to earn-out liabilities on certain acquisitions) in cash and incurred $2.1 million in non-cash charges against the reserves established during and prior to this quarter. Also, in the quarter ended December 31, 2000, we determined that $11.0 million of purchase accounting reserves related to acquisitions prior to Fiscal 2001 were not needed and reversed that amount against goodwill. At December 31, 2000, there remained $497.6 million in purchase accounting reserves in our Consolidated Balance Sheet, of which $448.3 million is included in current liabilities and $49.3 million is included in long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $623.9 million in the quarter ended
December 31, 2000. The components of this change are set forth in detail in the Consolidated Statement of Cash Flows. The significant changes in working capital were a $559.5 million decrease in accounts payable, accrued expenses and other current liabilities primarily related to the payment of Fiscal 2000 year-end bonuses; a $397.9 million increase in inventory primarily related to customers in certain end-markets within the Electronics segment that delayed or cancelled orders at the end of the first quarter; a $220.8 increase in income taxes primarily related to the gain on the sale of ADT Automotive; and, a $125.5 million decrease in accounts receivable. The net increase in working capital accounts is attributable to the higher level of business activity as reflected in the increased sales over the prior quarter and the payment of Fiscal 2000 year-end bonuses. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During the quarter ended December 31, 2000, we received proceeds of $104.5 million from the exercise of common share options and used
$546.6 million of cash to purchase our own common shares. In January 2000, the Board of Directors authorized the expenditure of up to $2.0 billion to reacquire our shares, of which we have spent approximately $1.5 billion for the re-purchase of 30.1 million common shares through December 31, 2000. We also repurchase our own shares from time to time in the open market to satisfy certain stock-based compensation arrangements, such as the exercise of stock options.

    In addition, during the quarter ended December 31, 2000, we received proceeds of approximately $872.3 million, net of cash sold, from the sale of our ADT Automotive business.

    The source of the cash used for acquisitions in Fiscal 2001 was primarily an increase in total debt, net proceeds received from the sale of businesses and cash flows from operations. Goodwill and other intangible assets were $22,879.6 million at December 31, 2000, compared to $16,332.6 million at September 30, 2000. At December 31, 2000, our total debt was $15,277.2 million, as compared to $10,999.0 million at September 30, 2000. This increase resulted principally from net proceeds of approximately $3,374.0 million from the issuance of zero-coupon debt securities in November 2000, the assumption of $1,187.1 million of debt from acquisitions and net proceeds of approximately $267.0 million from the issuance of Yen denominated private placement notes in November 2000, offset by the partial repayment of amounts outstanding under our commercial paper program. For further detail on debt activity, see Note 3 to the Consolidated Financial Statements.

    Shareholders' equity was $20,384.2 million, or $11.66 per share, at December 31, 2000, compared to $17,033.2 million, or $10.11 per share, at September 30, 2000. The increase in shareholders' equity was due primarily to the issuance of approximately 70.5 million common shares valued at $3,378.9 million for the acquisitions of Mallinckrodt and CIGI, acquired in October 2000, and InnerDyne, acquired in December 2000, and net income of $979.5 million. This increase was partially offset by the repurchase of our common shares discussed above and an unrealized loss on available for sale securities of $471.0 million. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 42.8% at December 31, 2000 and 39% at September 30, 2000. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 38.7% at December 31, 2000 and 35% at September 30, 2000.

    On January 5, 2001, we acquired Simplex Time Recorder Co. ("Simplex") for approximately $1.15 billion in cash. Simplex manufactures fire and security products and communications systems including control panels, detection devices and system software. Simplex also installs, monitors and services fire alarms, security systems and access control systems and will be integrated within our Fire and Security Services segment. We are accounting for the acquisition as a purchase.

    On February 5, 2001, we announced that we entered into a definitive merger agreement in which a subsidiary will acquire Scott Technologies Inc. ("Scott") in a transaction valued at approximately $400.0 million payable in Tyco common shares. Scott is a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets and will be integrated within the Fire and Security Services segment. We intend to account for the acquisition as a purchase.

    On February 12, 2001, our wholly-owned subsidiary, Tyco International Group S.A. ("TIG"), completed a private placement offering of $3,035,000,000 principal amount at maturity of zero-coupon convertible senior debentures due 2021, which are guaranteed by us, for aggregate net proceeds of approximately $2,203,400,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 8.6916 Tyco common shares if certain conditions are met. The initial purchaser will also have a 30 day option to purchase up to an additional $455,250,000 principal amount at maturity of debentures to cover over-allotments, which would give TIG additional net proceeds of approximately $330,900,000. TIG may be required to repurchase the securities at the accreted value at the option of the holders on February 12, 2003, 2005, 2007, 2009 or 2016. If the February 12, 2003 option is exercised, TIG may elect to repurchase the securities in cash, Tyco common shares or some combination thereof. TIG will use the net proceeds from this offering to repay a portion of the borrowings under its $5.0 billion commercial paper program.

    In February 2001, TIG replaced its $4.5 billion and $0.5 billion revolving credit facilities with a $3.86 billion facility expiring on February 8, 2002 and a $2.0 billion facility expiring on February 8, 2006, of which the terms are substantially the same. Also in February 2001, TIG increased the borrowing capacity under its commercial paper program from $4.5 billion to $5.0 billion. TIG plans to principally use the credit facility to fully support borrowings under its commercial paper program and therefore expects these facilities to remain largely undrawn.

BACKLOG

    At December 31, 2000, we had a backlog of unfilled orders of approximately $8,324.2 million, compared to a backlog of approximately $8,214.8 million as of September 30, 2000. Backlog by industry segment is as follows ($ in millions):

                                                      DECEMBER 31, 2000   SEPTEMBER 30, 2000
                                                      -----------------   ------------------
                                                                   (UNAUDITED)
Telecommunications..................................      $2,933.2             $2,941.7
Electronics.........................................       2,350.3              2,335.7
Flow Control Products and Services..................       1,777.1              1,711.4
Fire and Security Services..........................       1,173.0              1,134.9
Healthcare and Specialty Products...................          90.6                 91.1
                                                          --------             --------
                                                          $8,324.2             $8,214.8
                                                          ========             ========

    The slight decrease in backlog within the Telecommunications segment is due to TyCom devoting a substantial portion of its resources to designing and manufacturing the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others; however, the decrease is partially offset by an increase in backlog related to contracts signed for capacity sales on the TGN. Within the Electronics segment, backlog increased due to an increase in contract bookings, and to a lesser extent, the effect of acquisitions. Within the Flow Control Products and Services segment, backlog increased principally due to contract bookings at Earth Tech. Within the Fire and Security Services segment, backlog increased principally due to an increase in security services contracts. Backlog in the Healthcare and Specialty Products segment is not indicative of the level of sales activity. Backlog generally represents unfilled orders, which are shipped shortly after purchase orders are received.

FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for Tyco's goods and services; competitive factors in the industries in which Tyco competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the timing of construction and the successful operation of the TyCom Global Network; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2000.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    In the class action lawsuits disclosed under "Item 3--Legal
Proceedings--Securities Litigation" in Tyco's Annual Report on Form 10-K, filed December 21, 2000 ("10-K"), Tyco has made a motion to dismiss with prejudice the Second Amended Class Action Complaint and Jury Trial Demand.

    In the Global Crossing Litigation disclosed under "Item 3--Legal Proceedings" in Tyco's 10-K, the date of completion of all party and third-party fact discovery has been extended to June 1, 2001. In the Global Crossing Arbitration disclosed under "Item 3--Legal Proceedings" in Tyco's 10-K, evidentiary hearings commenced on December 18, 2000.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) On November 14, 2000, Tyco completed a private offering of $4,657,500,000 principal amount at maturity zero-coupon Liquid Yield Option Notes due 2020 for aggregate net proceeds of approximately $3,374,000,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into
10.3014 Tyco common shares if certain conditions are met. Tyco may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2001, 2003, 2007 or 2014. If the November 17, 2001 option is exercised, Tyco may elect to repurchase the securities in cash, common shares or some combination thereof. The net proceeds were used to finance acquisitions and to repay borrowings under TIG's commercial paper program. This transaction was completed without registration in reliance upon section 4(2) of the Securities Act. The securities were initially sold to Merrill Lynch & Co. for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

    Also during the period covered by this report, the Company issued 2,180,011 common shares to the former owners of CIGI Investment Group, Inc. ("CIGI") to acquire their company in a private placement transaction. Additional Tyco common shares may be payable to the former owners of CIGI as contingent consideration through June 30, 2001. This transaction was completed without registration in reliance upon the exemption in Section 4(2) of the Securities Act.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
      None.

    (b) Reports on Form 8-K

Current Report on Form 8-K filed on November 1, 2000 containing the press release of Tyco dated November 1, 2000 announcing the consummation of the acquisition of Mallinckrodt Inc.

Current Report on Form 8-K filed on November 15, 2000 containing the press release of Tyco dated November 13 and 14, 2000 announcing the private offering of zero-coupon convertible debt securities.

Current Report on Form 8-K filed on February 9, 2001 containing the press release of Tyco dated February 7, 2001 announcing the private offering of zero coupon debt securities issued by Tyco International Group S.A. and guaranteed by Tyco International Ltd.

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

Date: February 13, 2001