Form 10-Q
period 2001-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2001-05-11
CIK 833444

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

                                  441-292-8674
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of May 4, 2001 was 1,757,848,877.

                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

  Consolidated Balance Sheets as of March 31, 2001
    (Unaudited) and September 30, 2000......................       1

  Consolidated Statements of Operations (Unaudited) for the
    quarters and six months ended March 31, 2001 and 2000...       2

  Consolidated Statements of Cash Flows (Unaudited) for the
    six months ended March 31, 2001 and 2000................       3

  Notes to Consolidated Financial Statements (Unaudited)....    4-23

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   24-37

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................      37

PART II--OTHER INFORMATION:

Item 2--Changes in Securities and Use of Proceeds...........      38

Item 4--Submission of Matters to a Vote of Security
  Holders...................................................   38-39

Item 6--Exhibits and Reports on Form 8-K....................      39

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 2,227.7      $ 1,264.8
  Receivables, less allowance for doubtful accounts of
    $482.7 at March 31, 2001 and $442.1 at September 30,
    2000....................................................     6,400.5        5,630.4
  Contracts in process......................................       370.5          357.3
  Inventories...............................................     5,130.9        3,845.1
  Deferred income taxes.....................................       965.0          683.3
  Prepaid expenses and other current assets.................       942.7        1,034.8
                                                               ---------      ---------
                                                                16,037.3       12,815.7
                                                               ---------      ---------
CONSTRUCTION IN PROGRESS--TYCOM GLOBAL NETWORK..............       873.4          111.1
PROPERTY, PLANT AND EQUIPMENT, NET..........................     9,210.4        8,218.4
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................    24,939.8       16,332.6
LONG-TERM INVESTMENTS.......................................       803.0        1,653.7
DEFERRED INCOME TAXES.......................................       378.0          532.5
OTHER ASSETS................................................     1,198.8          740.3
                                                               ---------      ---------
      TOTAL ASSETS..........................................   $53,440.7      $40,404.3
                                                               =========      =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable and current maturities of long-term debt....   $ 1,400.1      $ 1,537.2
  Accounts payable..........................................     3,694.7        3,291.9
  Accrued expenses and other current liabilities............     4,844.1        4,038.2
  Contracts in process--billings in excess of costs.........       660.3          835.0
  Deferred revenue..........................................       329.0          265.7
  Income taxes..............................................     1,929.1        1,650.3
  Deferred income taxes.....................................        62.9           60.6
                                                               ---------      ---------
                                                                12,920.2       11,678.9
                                                               ---------      ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................    16,859.8        9,461.8
OTHER LONG-TERM LIABILITIES.................................     1,562.9        1,095.3
DEFERRED INCOME TAXES.......................................     1,203.7          791.6

MINORITY INTEREST...........................................       317.8          343.5

SHAREHOLDERS' EQUITY:
Preference shares, $1 par value, 125,000,000 authorized,
  none issued...............................................          --             --
Common shares, $0.20 par value, 2,500,000,000 shares
  authorized; 1,752,768,324 shares outstanding at March 31,
  2001 and 1,684,511,070 shares outstanding at
  September 30, 2000, net of 6,244,508 and
  31,551,310 shares owned by subsidiaries at March 31, 2001
  and September 30, 2000, respectively......................       350.6          336.9
Capital in excess:
  Share premium.............................................     5,580.1        5,233.3
  Contributed surplus, net of deferred compensation of
    $174.4 at March 31, 2001 and $59.4 at September 30,
    2000....................................................     5,181.8        2,786.3
Accumulated earnings........................................    10,500.3        8,427.6
Accumulated other comprehensive (loss) income...............    (1,036.5)         249.1
                                                               ---------      ---------
                                                                20,576.3       17,033.2
                                                               ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $53,440.7      $40,404.3
                                                               =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       FOR THE QUARTERS      FOR THE SIX MONTHS
                                                        ENDED MARCH 31,        ENDED MARCH 31,
                                                      -------------------   ---------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   ---------
NET SALES...........................................  $8,898.4   $7,070.0   $16,918.7   $13,708.7
Cost of sales.......................................   5,540.0    4,455.3    10,488.6     8,647.2
Selling, general and administrative expenses........   1,617.4    1,263.2     3,170.4     2,501.0
Merger, restructuring and other non-recurring
  (credits) charges, net............................     (52.8)       3.6       (34.7)      (75.4)
Write-off of purchased in-process research and
  development.......................................        --         --       184.3          --
Charges for the impairment of long-lived assets.....      17.7         --        25.1        99.0
                                                      --------   --------   ---------   ---------

OPERATING INCOME....................................   1,776.1    1,347.9     3,085.0     2,536.9
Net (loss) gain on sale of businesses and
  investments.......................................      (3.9)        --       406.5          --
Interest expense, net...............................    (227.3)    (206.3)     (395.4)     (370.9)
                                                      --------   --------   ---------   ---------
Income before income taxes, minority interest,
  extraordinary items and cumulative effect of
  accounting change.................................   1,544.9    1,141.6     3,096.1     2,166.0
Income taxes........................................    (385.9)    (285.0)     (915.4)     (549.0)
Minority interest...................................     (11.7)      (1.1)      (24.2)       (4.3)
                                                      --------   --------   ---------   ---------
Income before extraordinary items and cumulative
  effect of accounting change.......................   1,147.3      855.5     2,156.5     1,612.7
Extraordinary items, net of tax.....................     (10.3)        --       (10.3)       (0.2)
Cumulative effect of accounting change, net of
  tax...............................................        --         --       (29.7)         --
                                                      --------   --------   ---------   ---------
NET INCOME..........................................  $1,137.0   $  855.5   $ 2,116.5   $ 1,612.5
                                                      ========   ========   =========   =========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting change.....................  $   0.66   $   0.51   $    1.24   $    0.95
  Extraordinary items, net of tax...................     (0.01)        --       (0.01)         --
  Cumulative effect of accounting change, net of
    tax.............................................        --         --       (0.02)         --
  Net income........................................      0.65       0.51        1.21        0.95

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting change.....................  $   0.65   $   0.50   $    1.22   $    0.94
  Extraordinary items, net of tax...................     (0.01)        --       (0.01)         --
  Cumulative effect of accounting change, net of
    tax.............................................        --         --       (0.02)         --
  Net income........................................      0.64       0.50        1.20        0.94

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.............................................   1,748.9    1,686.9     1,742.0     1,690.1
  Diluted...........................................   1,773.9    1,710.7     1,768.0     1,713.8

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                               FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $2,116.5   $ 1,612.5
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Merger, restructuring and other non-recurring charges
    (credits), net..........................................      33.1       (85.4)
  Write-off of purchased in-process research and
    development.............................................     184.3          --
  Charges for the impairment of long-lived assets...........      25.1        99.0
  Cumulative effect of accounting change....................      29.7          --
  Minority interest in net income of consolidated
    subsidiary..............................................      24.2         4.3
  Net gain on sale of businesses and investments............    (406.5)         --
  Depreciation..............................................     619.1       534.9
  Goodwill and other intangibles amortization...............     404.4       253.1
  Deferred income taxes.....................................     104.4       323.0
  Debt and refinancing cost amortization....................      32.2         3.5
  Other non-cash items......................................      90.1        (1.5)
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Accounts receivable and contracts in process............    (224.5)     (355.1)
    Proceeds from sale of accounts receivable...............        --        50.0
    Inventories.............................................    (632.3)     (392.4)
    Prepaid expenses and other current assets...............     223.0        (3.0)
    Accounts payable, accrued expenses and other current
      liabilities...........................................    (368.6)     (322.2)
    Income taxes............................................     333.9        28.2
    Deferred revenue........................................     (25.3)       23.4
    Other...................................................     (29.5)       65.6
                                                              --------   ---------
      Net cash provided by operating activities.............   2,533.3     1,837.9
                                                              --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............    (910.6)     (823.8)
Construction in progress--TyCom Global Network..............    (707.8)         --
Acquisition of businesses, net of cash acquired.............  (5,589.0)   (2,529.4)
Disposal of businesses, net of cash sold....................     898.7          --
Net increase in investments.................................    (128.3)     (142.2)
Other.......................................................    (132.1)       15.2
                                                              --------   ---------
      Net cash used in investing activities.................  (6,569.1)   (3,480.2)
                                                              --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net...........................   5,838.9     1,983.5
Proceeds from exercise of options...........................     349.5        95.1
Dividends paid..............................................     (43.6)      (42.9)
Repurchase of common shares by subsidiary...................  (1,096.9)   (1,007.0)
Repurchase of common shares of subsidiary...................     (39.0)         --
Other.......................................................     (10.2)       (8.8)
                                                              --------   ---------
      Net cash provided by financing activities.............   4,998.7     1,019.9
                                                              --------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     962.9      (622.4)
                                                              --------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   1,264.8     1,762.0
                                                              --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $2,227.7   $ 1,139.6
                                                              ========   =========

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

2. ACQUISITIONS AND DIVESTITURES

    During the first six months of Fiscal 2001, the Company purchased businesses for an aggregate cost of $9,957.5 million, consisting of $5,271.6 million in cash, net of cash acquired, the issuance of approximately 70.7 million common shares valued at $3,388.0 million and the assumption of $1,297.9 million in debt. In addition, $317.4 million of cash was paid during the six months for purchase accounting liabilities related to current and prior years' acquisitions, which includes approximately $12.4 million relating to earn-out liabilities on certain acquisitions. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and net proceeds from the disposal of businesses. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    In connection with Fiscal 2001 acquisitions, the Company recorded purchase accounting liabilities of $475.3 million for transaction costs and the costs of integrating the acquired companies within various Tyco business segments. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other further information are obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in Fiscal 2001, Tyco recorded approximately $9,329.9 million in goodwill and other intangibles.

    Fiscal 2001 purchase acquisitions include, among others, the acquisitions of Mallinckrodt Inc. ("Mallinckrodt") and CIGI Investment Group, Inc. ("CIGI") in October 2000, InnerDyne, Inc. ("InnerDyne") and Lucent Technologies' Power Systems business unit ("LPS") in December 2000, and Simplex Time Recorder ("Simplex") in January 2001. Mallinckrodt, a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief, was purchased for approximately 65.2 million Tyco common shares valued at $3,096.9 million and has been integrated within the Healthcare and Specialty Products segment. CIGI, a designer and manufacturer of inductors and isolation transformers for telecommunications applications, primarily modems, Digital Subscriber Lines (DSL) and network equipment, was purchased for approximately
2.3 million Tyco common shares

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) valued at $113.1 million, plus cash of $11.9 million, and has been integrated within the Electronics segment. InnerDyne, a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures, was purchased for approximately 3.2 million Tyco common shares valued at $178.0 million and has been integrated within the Healthcare and Specialty Products segment. LPS, a provider of a full line of energy solutions and power products for telecommunications service providers and for the computer industry, was purchased for approximately $2,508.5 million in cash and has been integrated within the Electronics segment. Simplex, a manufacturer of fire and security products and communications systems including control panels, detection devices and system software, was purchased for approximately $1,071.2 million in cash and is being integrated within the Fire and Security Services segment.

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

    As of the Mallinckrodt acquisition date, there were several projects under development at different stages of completion. The primary basis for determining the technological feasibility of these projects was obtaining Food and Drug Administration ("FDA") approval. As of the acquisition date, none of the IPR&D projects had received FDA approval. In assessing the technological feasibility of a project, consideration was also given to the level of complexity and future technological hurdles that each project had to overcome prior to being submitted to the FDA for approval. As of the acquisition date, none of the IPR&D projects was considered to be technologically feasible or to have any alternative future use.

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

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes activity with respect to purchase accounting liabilities in Fiscal 2001 ($ in millions):

                                                     SEVERANCE              FACILITIES          OTHER
                                                --------------------   ---------------------   --------
                                                NUMBER OF              NUMBER OF
                                                EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30, 2000...    4,956     $ 154.1         84       $150.4     $ 68.1    $ 372.6
Fiscal 2001 acquisition reserves..............    4,389       164.9         64        228.9       81.5      475.3
Changes in estimates..........................    1,606        29.9         46         26.6       11.6       68.1
Reversal to goodwill in Fiscal 2001...........     (916)      (10.9)        (7)       (14.4)      (0.9)     (26.2)
Fiscal 2001 utilization.......................   (6,363)     (164.0)       (60)       (67.8)     (75.6)    (307.4)
                                                 ------     -------       ----       ------     ------    -------
Ending balance at March 31, 2001..............    3,672     $ 174.0        127       $323.7     $ 84.7    $ 582.4
                                                 ======     =======       ====       ======     ======    =======

    In connection with Fiscal 2001 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 64 facilities. The costs of employee termination benefits relate to the elimination of 2,631 positions in the United States, 759 positions in the Asia-Pacific region, 530 positions in Canada and Latin America and 469 positions in Europe, consisting primarily of manufacturing and distribution, administrative, technical and sales and marketing personnel. Tyco has communicated with the employees of the acquired companies to announce benefit arrangements. Facilities designated for closure or consolidation include 25 facilities in the Asia-Pacific region, 23 facilities in Europe, 12 facilities in the United States and 4 facilities in Canada and Latin America, consisting primarily of sales offices, administrative offices and manufacturing plants. With respect to Fiscal 2001 acquisitions, at March 31, 2001, 2,839 employees had been terminated and 9 facilities had been closed or consolidated.

    Changes in estimates recorded during the six months ended March 31, 2001 relate primarily to revisions associated with finalizing the integration of the Electronic OEM Business of Thomas & Betts and AFC Cable Systems, Inc., both acquired during Fiscal 2000. These changes in estimates resulted in additional purchase accounting liabilities of $68.1 million and a corresponding increase in goodwill and deferred tax assets. These revisions include the elimination of an additional 1,606 employees, related primarily to manufacturing plants and sales and administrative offices in the United States, the Asia-Pacific region and Europe. Additional facilities designated for closure consist of 34 facilities in the United States, 7 facilities in Europe, 4 facilities in the Asia-Pacific region and 1 facility in Latin America, primarily manufacturing plants and sales offices.

    Also, during the six months ended March 31 2001, Tyco reduced its estimate of purchase accounting liabilities recorded in prior periods by $26.2 million, primarily because costs were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, Tyco is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At March 31, 2001, a total of $582.4 million purchase accounting reserves remained in the Consolidated Balance Sheet, of which $563.3 million are included in accrued expenses and other current liabilities and $19.1 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    In October 2000, Tyco sold its ADT Automotive business to Manheim
Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. Tyco recorded a net gain on the sale of businesses and investments of $406.5 million, principally related to the sale of ADT Automotive.

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

                                                            FOR THE SIX MONTHS
                                                              ENDED MARCH 31,
                                                         -------------------------
                                                            2001          2000
                                                         -----------   -----------
                                                         (IN MILLIONS, EXCEPT PER
                                                                SHARE DATA)
Net sales..............................................   $17,951.3     $16,480.7
Income before extraordinary items and cumulative effect
  of accounting change.................................     2,240.0       1,500.5
Net income.............................................     2,200.0       1,500.3
Earnings per common share:
  Basic................................................   $    1.26     $    0.85
  Diluted..............................................        1.24          0.84

    In March 2001, Tyco entered into an agreement to acquire The CIT
Group, Inc. ("CIT"), an independent commercial finance company. CIT shareholders will receive 0.6907 of a Tyco common share for each share of CIT. Immediately prior to the consummation of the transaction, a subsidiary of Tyco will purchase 71 million shares of CIT for $35.02 per share in cash from Dai-Ichi Kangyo Bank, Ltd. In addition, approximately 11 million shares of a subsidiary of CIT that are exchangeable for shares of CIT common stock on a 1:1 basis will become exchangeable for Tyco common shares on the basis of 0.6907 of a Tyco common share for each exchangeable share. The transaction is valued at approximately $9.2 billion and is contingent upon customary regulatory review and approval by CIT shareholders. The CIT acquisition is expected to close in the third quarter of Fiscal 2001 and will be accounted for as a purchase.

                            TYCO INTERNATIONAL LTD.

3. LONG-TERM DEBT

    Long-term debt is as follows ($ in millions):

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
Commercial paper program....................................  $ 1,793.8     $ 2,420.6
Euro commercial paper program...............................      165.7         172.9
Floating rate private placement notes due 2001..............         --         499.7
6.5% public notes due 2001..................................      299.8         299.7
6.125% public notes due 2001................................      749.8         749.2
Floating rate euro denominated private placement notes due
  2002......................................................       66.5          66.3
6.875% private placement notes due 2002.....................    1,026.0         994.9
6.0% notes due 2003(i)......................................       81.1            --
5.875% public notes due 2004................................      398.4         398.2
6.375% public notes due 2004................................      104.8         104.7
6.375% public notes due 2005................................      745.3         744.8
6.75% notes due 2005(i).....................................       91.3            --
6.375% public notes due 2006(ii)............................      991.0            --
6.125% euro denominated public notes due 2007(iii)..........      527.4         525.4
6.5% notes due 2007(i)......................................       99.1            --
6.125% public notes due 2008................................      395.8         395.5
7.2% notes due 2008.........................................      398.9         398.9
7.25% senior notes due 2008.................................        8.2           8.2
6.125% public notes due 2009................................      367.6         394.7
Zero coupon Liquid Yield Option Notes ("LYONs") due 2010....       31.2          35.0
6.75% public notes due 2011(ii).............................      991.5            --
7.0% debentures due 2013(i).................................       99.0            --
6.25% public Dealer Remarketable Securities due 2013........      756.0         757.3
Zero coupon convertible debentures due 2020(iv).............    3,473.4            --
Zero coupon convertible debentures due 2021(v)..............    2,255.4            --
9.5% public debentures due 2022.............................       49.0          49.0
8.0% public debentures due 2023.............................       50.0          50.0
7.0% public notes due 2028..................................      492.8         492.6
6.875% public notes due 2029................................      781.5         781.2
3.5% yen denominated private placement notes due 2030(vi)...      242.6            --
Other.......................................................      727.0         660.2
                                                              ---------     ---------
Total debt..................................................   18,259.9      10,999.0
Less current portion........................................    1,400.1       1,537.2
                                                              ---------     ---------
Long-term debt..............................................  $16,859.8     $ 9,461.8
                                                              =========     =========

------------------------------

 (i) These notes and debentures were assumed in connection with the acquisition of Mallinckrodt. In addition, the Company assumed approximately
     $200 million 6.3% debentures due 2011 and $135 million 9.875% debentures due 2011, which were repaid during the quarter ended March 31, 2001.

 (ii) In February 2001, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, issued $1.0 billion 6.375% notes due 2006 and $1.0 billion 6.75% notes due 2011 in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,982.1 million were used primarily to repay borrowings under TIG's commercial paper program.

                            TYCO INTERNATIONAL LTD.

3. LONG-TERM DEBT (CONTINUED)
(iii) In Fiscal 2001, in accordance with the terms of the original issuance, TIG exchanged its 6.125% euro denominated private placement notes due 2007 for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under United States securities laws.

 (iv) In November 2000, the Company completed a private placement offering of $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. These debentures are zero coupon Liquid Yield Option Notes ("LYONs"). Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions are met. The Company may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2001, 2003, 2005, 2007 or 2014. If the November 17, 2001
      option is exercised, the Company may elect to repurchase the securities for cash, common shares or some combination thereof. In December 2000, Tyco filed a registration statement registering the securities for resale by the holders. The net proceeds were used to finance acquisitions and to repay borrowings under TIG's commercial paper program.

 (v) In February 2001, TIG completed a private placement offering of $3,035,000,000 principal amount at maturity of zero coupon convertible debentures due 2021, which are guaranteed by Tyco, for aggregate net proceeds of approximately $2,203,400,000. Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 8.6916 Tyco common shares if certain conditions are met. TIG may be required to repurchase the securities at the accreted value at the option of the holders on February 12, 2003, 2005, 2007, 2009 or 2016. If the
     February 13, 2003 option is exercised, TIG may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. In April 2001, Tyco filed a registration statement registering the securities for resale by the holders. The net proceeds were used primarily to repay borrowings under TIG's commercial paper program.

 (vi) In November 2000, TIG issued Y30,000,000,000 3.5% notes due 2030 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds were used to repay borrowings under TIG's commercial paper program.

    In February 2001, TIG replaced its $4.5 billion and $0.5 billion revolving credit facilities with a $3.86 billion facility expiring on February 6, 2002, with an option to extend to February 6, 2003, and a $2.0 billion facility expiring on February 6, 2006. These credit facilities are guaranteed by Tyco. Under the terms of the facilities, the Company is required to meet certain covenants, none of which is considered restrictive to its operations. Also in February 2001, TIG increased the borrowing capacity under its commercial paper program from $4.5 billion to $5.0 billion. TIG plans to use the credit facilities to support borrowings under its commercial paper program and therefore expects these facilities to remain largely undrawn.

    The Company recorded extraordinary items of $10.3 million and $0.2 million in the six months ended March 31, 2001 and 2000, respectively, which were related to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

4. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows (in millions, except per share data):

                                                 FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                    MARCH 31, 2001                    MARCH 31, 2000
                                            -------------------------------   -------------------------------
                                                                  PER SHARE                         PER SHARE
                                             INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                            --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting
    change................................  $1,147.3    1,748.9     $0.66     $  855.5    1,686.9     $0.51
  Stock options...........................        --       21.7                     --       20.1
  Exchange of LYONs debt due 2010.........       0.3        3.3                    0.4        3.7
                                            --------   --------               --------   --------

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting change
    plus assumed conversions..............  $1,147.6    1,773.9     $0.65     $  855.9    1,710.7     $0.50
                                            ========   ========               ========   ========

                                               FOR THE SIX MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                    MARCH 31, 2001                    MARCH 31, 2000
                                            -------------------------------   -------------------------------
                                                                  PER SHARE                         PER SHARE
                                             INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                            --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting
    change................................  $2,156.5    1,742.0     $1.24     $1,612.7    1,690.1     $0.95
  Stock options...........................        --       22.6                     --       19.4
  Exchange of LYONs debt due 2010.........       0.4        3.4                    0.8        4.3
                                            --------   --------               --------   --------

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting change
    plus assumed conversions..............  $2,156.9    1,768.0     $1.22     $1,613.5    1,713.8     $0.94
                                            ========   ========               ========   ========

    The computation of diluted earnings per common share in the quarters ended March 31, 2001 and 2000 and the six months ended March 31, 2001 and 2000 excludes the effect of the assumed exercise of approximately 11.1 million,
24.7 million, 9.4 million and 17.5 million stock options, respectively, because the effect would be anti-dilutive. Diluted earnings per common share also excludes 48.0 million and 26.4 million shares related to the zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions were not met.

5. SHAREHOLDERS' EQUITY

    Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first two quarters of Fiscal 2001 and Fiscal 2000.

                            TYCO INTERNATIONAL LTD.

6. MERGER, RESTRUCTURING AND OTHER NON-RECURRING (CREDITS) CHARGES, NET

    The following table summarizes activity with respect to merger, restructuring and other non-recurring (credits) charges, net in the first six months of Fiscal 2001 ($ in millions):

                                              SEVERANCE              FACILITIES          OTHER
                                         --------------------   ---------------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                         ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  2000.................................    1,630      $22.8         18        $ 57.1    $ 286.0    $ 365.9
Fiscal 2001 charges....................    5,157       70.6         41          73.1       20.8      164.5
Revisions in estimates.................       --         --         --            --     (166.8)    (166.8)
Fiscal 2001 utilization................     (789)     (17.1)       (11)        (45.5)     (28.7)     (91.3)
                                           -----      -----        ---        ------    -------    -------
Ending balance at March 31, 2001.......    5,998      $76.3         48        $ 84.7    $ 111.3    $ 272.3
                                           =====      =====        ===        ======    =======    =======

    During the six months ended March 31, 2001, Tyco recorded a net restructuring and other non-recurring credit of $2.3 million. The net credit is comprised of a restructuring and other non-recurring credit of $166.8 million related to the settlement of litigation in which Tyco was provided with an ongoing OEM arrangement valued at $166.8 million, offset by restructuring and other non-recurring charges of $164.5 million, of which a charge of $32.4 million related to inventory was included in cost of sales, primarily related to the closure of several manufacturing plants, sales offices, warehouses and administrative offices and charges for an environmental remediation project. In addition, the Company incurred a non-recurring charge of $39.0 million related to the write-up of inventory under purchase accounting. The $39.0 million non-recurring charge has been included in cost of sales.

    During the six months ended March 31, 2000, Tyco recorded a net merger, restructuring and other non-recurring credit of $74.4 million. The net credit is comprised of a credit of $107.4 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $33.0 million. The $107.4 million credit is comprised of revisions of $70.5 million related primarily to the merger with AMP Incorporated ("AMP") and costs associated with AMP's profit improvement plan, of which $6.3 million is included in cost of sales; $21.4 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The charges of $33.0 million consist of $16.9 million related to the restructuring activities in AMP's Brazilian operations and wireless communications business, of which $0.9 million is included in cost of sales; $8.2 million related to USSC's suture business; and $7.9 million related to Tyco exiting USSC's interventional cardiology business, of which $6.4 million is included in cost of sales.

    At March 31, 2001, a total of $272.3 million restructuring and other non-recurring reserves remained in the Consolidated Balance Sheet, of which $231.6 million is included in accrued expenses and other current liabilities and $40.7 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within one year, except for certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.

7. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the six months ended March 31, 2001, certain segments recorded charges totaling $25.1 million related primarily to the impairment of property, plant and equipment associated with the closure of manufacturing plants.

    During the six months ended March 31, 2000, the Healthcare and Specialty Products segment recorded charges of $99.0 million related primarily to an impairment in goodwill and other intangible assets associated with exiting the interventional cardiology business of USSC.

8. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows ($ in millions):

                                                        FOR THE QUARTERS ENDED           FOR THE SIX MONTHS ENDED
                                                               MARCH 31,                         MARCH 31,
                                                       -------------------------         -------------------------
                                                         2001             2000             2001             2000
                                                       --------         --------         --------         --------
Net income....................................         $1,137.0          $855.5          $2,116.5         $1,612.5
  Unrealized (loss) gain on securities, net of
    tax (1)...................................           (517.3)           11.2            (988.3)            10.4
  Foreign currency translation adjustment.....           (354.6)          (78.4)           (297.3)          (151.7)
                                                       --------          ------          --------         --------
Total comprehensive income....................         $  265.1          $788.3          $  830.9         $1,471.2
                                                       ========          ======          ========         ========

------------------------

(1) Related primarily to Tyco's investment in 360networks Inc. During Fiscal 2000, Tyco recorded a net unrealized gain of $1,075.7 million, primarily related to its investment in 360networks Inc.

                            TYCO INTERNATIONAL LTD.

9. CONSOLIDATED SEGMENT DATA

    Selected information for Tyco's five industry segments is as follows ($ in millions):

                                                     FOR THE QUARTERS            FOR THE SIX MONTHS
                                                     ENDED MARCH 31,              ENDED MARCH 31,
                                                  ----------------------      ------------------------
                                                    2001          2000          2001           2000
                                                  --------      --------      ---------      ---------
Net Sales:
  Electronics...................................  $3,246.2      $2,373.4      $ 6,180.3      $ 4,490.4
  Telecommunications............................     566.1         653.7        1,089.3        1,275.8
  Healthcare and Specialty Products.............   2,225.0       1,584.5        4,225.9        3,148.3
  Fire and Security Services....................   1,852.4       1,466.9        3,412.3        2,916.6
  Flow Control Products and Services............   1,008.7         991.5        2,010.9        1,877.6
                                                  --------      --------      ---------      ---------
                                                  $8,898.4      $7,070.0      $16,918.7      $13,708.7
                                                  ========      ========      =========      =========
Operating Income:
  Electronics...................................     704.8(1)   $  572.7(5)   $ 1,472.9(1)   $ 1,094.4(10)
  Telecommunications............................      85.1         123.4          177.9          229.6
  Healthcare and Specialty Products.............     487.9(2)      376.6(6)       691.6(7)       649.9(11)
  Fire and Security Services....................     333.1         222.1          590.9(8)       477.5(12)
  Flow Control Products and Services............     168.2(3)      179.2          345.4(3)       349.8
                                                  --------      --------      ---------      ---------
                                                   1,779.1       1,474.0        3,278.7        2,801.2
Less:  Corporate expenses.......................     125.3(4)      (39.9)          54.7(9)       (94.1)
      Goodwill amortization expense.............    (128.3)        (86.2)        (248.4)        (170.2)
                                                  --------      --------      ---------      ---------
                                                  $1,776.1      $1,347.9      $ 3,085.0      $ 2,536.9
                                                  ========      ========      =========      =========

------------------------

 (1) Includes a restructuring and other non-recurring charge of $117.1 million, of which $27.7 million is included in cost of sales, primarily related to the closure of facilities, and a non-recurring charge of $14.0 million related to the write-up of inventory under purchase accounting, which is included in cost of sales. Also includes a charge of $14.1 million related to the impairment of property, plant and equipment associated with the closure of these facilities.

 (2) Includes a restructuring and other non-recurring charge of $6.2 million, of which $4.2 million is included in cost of sales, primarily related to the closure of a manufacturing plant. Also includes a charge of $2.2 million primarily related to the impairment of property, plant and equipment associated with the closure of this plant.

 (3) Includes a restructuring and other non-recurring charge of $23.1 million, of which $0.5 million is included in cost of sales, primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices. Also includes a charge of $1.4 million primarily related to the impairment of property, plant and equipment associated with the closure of these facilities.

 (4) Includes a non-recurring credit of $166.8 million related to the settlement of litigation.

 (5) Includes merger, restructuring and other non-recurring credits of $12.7 million, of which a $6.3 million credit is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan, and merger, restructuring and other non-recurring charges of $10.4 million, of a which $0.9 million charge is included in cost of sales, primarily related to activities in AMP's wireless communications business.

 (6) Includes restructuring and other non-recurring charges of $0.5 million related to USSC's suture business.

 (7) Includes the write-off of purchased in-process research and development of $184.3 million, a non-recurring charge of $25.0 million related to the write-up of inventory under purchase accounting, and restructuring and other non-recurring charges of $9.0 million, of which $4.2 million is included in cost of sales, related to the closure of two manufacturing plants. Also includes a charge of $9.6 million primarily related to the impairment of property, plant and equipment associated with the closure of these plants.

                            TYCO INTERNATIONAL LTD.

9. CONSOLIDATED SEGMENT DATA (CONTINUED)
 (8) Includes a non-recurring charge of $11.9 million related to an environmental remediation project.

 (9) Includes a non-recurring credit of $166.8 million related to the settlement of litigation, and a non-recurring charge of $3.4 million related to severance.

(10) Includes a credit of $70.5 million, of which a $6.3 million credit is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan and a restructuring charge of $16.9 million, of which a $0.9 million charge is included in cost of sales, related to AMP's Brazilian operations and wireless communications business.

(11) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $8.2 million related to USSC's suture business. Also includes a credit of $25.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals consisting of $15.5 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.

(12) Includes a credit of $11.2 million representing a revision in estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

10. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Inventories are classified as follows ($ in millions):

                                                                  MARCH 31,   SEPTEMBER 30,
                                                                    2001          2000
                                                                  ---------   -------------
    Purchased materials and manufactured parts..................  $1,631.1      $1,076.5
    Work in process.............................................   1,114.1       1,105.1
    Finished goods..............................................   2,385.7       1,663.5
                                                                  --------      --------
                                                                  $5,130.9      $3,845.1
                                                                  ========      ========
    Property, plant and equipment, net is as follows ($ in
      millions):
    Land........................................................  $  538.2      $  538.8
    Buildings...................................................   2,390.5       2,416.1
    Subscriber systems..........................................   3,466.8       3,200.7
    Machinery and equipment.....................................   7,577.1       7,089.5
    Leasehold improvements......................................     336.7         295.8
    Construction in progress....................................   1,058.1         727.6
    Accumulated depreciation....................................  (6,157.0)     (6,050.1)
                                                                  --------      --------
                                                                  $9,210.4      $8,218.4
                                                                  ========      ========

11. ACCOUNTING CHANGE

    Effective October 1, 2000, Tyco adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the

                            TYCO INTERNATIONAL LTD.

11. ACCOUNTING CHANGE (CONTINUED)
derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. In accordance with the transition provisions of SFAS
No. 133, Tyco recognized a cumulative effect adjustment, a $29.7 million loss, net of tax, to record the previously unrecognized fair market value of an interest rate swap and the associated debt instrument.

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

INTEREST RATE EXPOSURES

    Tyco uses interest rate swaps to hedge its exposure to interest rate risk by exchanging fixed rate interest on certain of its debt for variable rate amounts. Certain of Tyco's interest rate swaps entered into during the quarter and six months ended March 31, 2001, as assessed using the short-cut method under SFAS No. 133, were highly effective. The ineffective element of the gains and losses on certain other interest rate swaps during the quarter and six months ended March 31, 2001 have been recognized in interest expense, along with the effective element of the change in fair value of the interest rate swaps and the related hedged debt.

NET INVESTMENTS

    Tyco uses designated portions of foreign currency debt to hedge the foreign-currency exposure of certain net investments in foreign operations. A net unrealized gain of $33.5 million was included in the cumulative translation adjustment during the six months ended March 31, 2001 in connection with these hedges.

OTHER

    Tyco uses various options, swaps and forwards not designated as hedging instruments under SFAS No. 133 to hedge the impact of the variability in the price of raw materials, such as copper and other commodities, and the impact of the variability in foreign exchange rates on accounts and notes receivable, intercompany loan balances and subsidiary earnings denominated in certain foreign currencies.

                            TYCO INTERNATIONAL LTD.

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

                          CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2001

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -------------   -------------   ------------   -------------   ---------
($ IN MILLIONS)
CURRENT ASSETS:
Cash and cash equivalents.....................    $    63.5       $     2.1      $ 2,162.1      $       --     $ 2,227.7
Receivables, net..............................          4.6              --        6,395.9              --       6,400.5
Inventories...................................           --              --        5,130.9              --       5,130.9
Intercompany receivables......................        660.7            14.6        4,640.9        (5,316.2)           --
Other current assets..........................           --            10.1        2,268.1              --       2,278.2
                                                  ---------       ---------      ---------      ----------     ---------
                                                      728.8            26.8       20,597.9        (5,316.2)     16,037.3
CONSTRUCTION IN PROGRESS--TYCOM GLOBAL
  NETWORK.....................................           --              --          873.4              --         873.4
PROPERTY, PLANT AND EQUIPMENT, NET............          6.5             0.6        9,203.3              --       9,210.4
GOODWILL AND OTHER INTANGIBLE ASSETS, NET.....           --             0.7       24,939.1              --      24,939.8
INVESTMENT IN SUBSIDIARIES....................     46,903.1        17,723.5             --       (64,626.6)           --
INTERCOMPANY LOANS RECEIVABLE.................        271.3        13,575.7        9,345.2       (23,192.2)           --
OTHER ASSETS..................................         81.0            77.3        2,725.1          (503.6)      2,379.8
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL ASSETS..............................    $47,990.7       $31,404.6      $67,684.0      $(93,638.6)    $53,440.7
                                                  =========       =========      =========      ==========     =========
CURRENT LIABILITIES:
Loans payable and current maturities of
  long-term debt..............................    $      --       $   749.8      $   650.3      $       --     $ 1,400.1
Accounts payable..............................          0.1             0.1        3,694.5              --       3,694.7
Accrued expenses and other current
  liabilities.................................         26.5           162.0        4,655.6              --       4,844.1
Intercompany payables.........................      3,923.2           717.7          675.3        (5,316.2)           --
Other.........................................           --             0.6        2,416.9           563.8       2,981.3
                                                  ---------       ---------      ---------      ----------     ---------
                                                    3,949.8         1,630.2       12,092.6        (4,752.4)     12,920.2
LONG-TERM DEBT, LESS CURRENT MATURITIES.......      3,473.4        11,997.2        1,389.2              --      16,859.8
INTERCOMPANY LOANS PAYABLE....................      9,345.2              --       13,847.0       (23,192.2)           --
OTHER LONG-TERM LIABILITIES...................           --            25.3        2,741.3              --       2,766.6
MINORITY INTEREST.............................           --              --          317.8              --         317.8
SHAREHOLDERS' EQUITY:
Preference shares.............................           --              --        1,710.0        (1,710.0)           --
Common shares.................................        353.6              --            5.2            (8.2)        350.6
Capital in excess:
  Share premium...............................     16,190.8              --             --       (10,610.7)      5,580.1
  Contributed surplus.........................      7,943.1        12,665.0       23,018.6       (38,444.9)      5,181.8
Accumulated earnings..........................      6,734.8         5,086.9       13,598.8       (14,920.2)     10,500.3
Accumulated other comprehensive loss..........           --              --       (1,036.5)             --      (1,036.5)
                                                  ---------       ---------      ---------      ----------     ---------
                                                   31,222.3        17,751.9       37,296.1       (65,694.0)     20,576.3
                                                  ---------       ---------      ---------      ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY..................................    $47,990.7       $31,404.6      $67,684.0      $(93,638.6)    $53,440.7
                                                  =========       =========      =========      ==========     =========

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2000

                                               TYCO            TYCO
                                           INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                               LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                            -------------   -------------   ------------   -------------   ---------
CURRENT ASSETS:
Cash and cash equivalents................    $    34.2       $     3.6      $ 1,227.0      $       --     $ 1,264.8
Receivables, net.........................          1.2              --        5,629.2              --       5,630.4
Inventories..............................           --              --        3,845.1              --       3,845.1
Intercompany receivables.................        802.4            51.3        3,661.3        (4,515.0)           --
Other current assets.....................           --            14.4        2,061.0              --       2,075.4
                                             ---------       ---------      ---------      ----------     ---------
                                                 837.8            69.3       16,423.6        (4,515.0)     12,815.7
CONSTRUCTION IN PROGRESS--TYCOM GLOBAL
  NETWORK................................           --              --          111.1              --         111.1
PROPERTY, PLANT AND EQUIPMENT, NET.......          6.7              --        8,211.7              --       8,218.4
GOODWILL AND OTHER INTANGIBLE ASSETS,
  NET....................................           --             0.7       16,331.9              --      16,332.6
INVESTMENT IN SUBSIDIARIES...............     31,307.9        16,133.2             --       (47,441.1)           --
INTERCOMPANY LOANS RECEIVABLE............        269.2        10,678.8             --       (10,948.0)           --
OTHER ASSETS.............................          1.4             9.2        4,524.8        (1,608.9)      2,926.5
                                             ---------       ---------      ---------      ----------     ---------
    TOTAL ASSETS.........................    $32,423.0       $26,891.2      $45,603.1      $(64,513.0)    $40,404.3
                                             =========       =========      =========      ==========     =========

CURRENT LIABILITIES:
Loans payable and current maturities of
  long-term debt.........................    $      --       $ 1,248.9      $   288.3      $       --     $ 1,537.2
Accounts payable.........................          0.3             0.2        3,291.4              --       3,291.9
Accrued expenses and other current
  liabilities............................         25.3           118.3        3,894.6              --       4,038.2
Intercompany payables....................      2,447.8         1,213.5          853.7        (4,515.0)           --
Other....................................           --             0.5        2,377.3           433.8       2,811.6
                                             ---------       ---------      ---------      ----------     ---------
                                               2,473.4         2,581.4       10,705.3        (4,081.2)     11,678.9
LONG-TERM DEBT, LESS CURRENT
  MATURITIES.............................           --         8,144.3        1,317.5              --       9,461.8
INTERCOMPANY LOANS PAYABLE...............           --              --       10,948.0       (10,948.0)           --
OTHER LONG-TERM LIABILITIES..............           --             3.9        1,883.0              --       1,886.9
MINORITY INTEREST........................           --              --          343.5              --         343.5
SHAREHOLDERS' EQUITY:
Common shares............................        345.0              --            5.1           (13.2)        336.9
Capital in excess:
  Share premium..........................     16,031.2              --             --       (10,797.9)      5,233.3
  Contributed surplus....................      5,973.3        12,665.0       14,365.6       (30,217.6)      2,786.3
Accumulated earnings.....................      7,600.1         3,496.6        5,786.0        (8,455.1)      8,427.6
Accumulated other comprehensive income...           --              --          249.1              --         249.1
                                             ---------       ---------      ---------      ----------     ---------
                                              29,949.6        16,161.6       20,405.8       (49,483.8)     17,033.2
                                             ---------       ---------      ---------      ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY.............................    $32,423.0       $26,891.2      $45,603.1      $(64,513.0)    $40,404.3
                                             =========       =========      =========      ==========     =========

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS

                          QUARTER ENDED MARCH 31, 2001

                                        TYCO            TYCO
                                    INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                        LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                     -------------   -------------   ---------------   -------------   --------
NET SALES.........................    $     --         $   --           $8,898.4        $      --     $8,898.4
Cost of sales.....................          --             --            5,540.0               --      5,540.0
Selling, general and
  administrative expenses.........         5.5            7.2            1,604.7               --      1,617.4
Merger, restructuring and other
  non-recurring credits, net......          --             --              (52.8)              --        (52.8)
Charges for the impairment of
  long-lived assets...............          --             --               17.7               --         17.7
                                      --------         ------           --------        ---------     --------
OPERATING (LOSS) INCOME...........        (5.5)          (7.2)           1,788.8               --      1,776.1
Net loss on sale of businesses and
  investments.....................          --             --               (3.9)              --         (3.9)
Interest expense, net.............       (12.9)        (188.8)             (25.6)              --       (227.3)
Equity in net income of
  unconsolidated subsidiaries.....     1,254.9          672.7                 --         (1,927.6)          --
Intercompany dividends, interest
  and fees........................        (7.3)         202.1             (194.8)              --           --
                                      --------         ------           --------        ---------     --------
Income before income taxes,
  minority interest and
  extraordinary items.............     1,229.2          678.8            1,564.5         (1,927.6)     1,544.9
Income taxes......................          --             --             (293.7)           (92.2)      (385.9)
Minority interest.................          --             --              (11.7)              --        (11.7)
                                      --------         ------           --------        ---------     --------
Income before extraordinary
  items...........................     1,229.2          678.8            1,259.1         (2,019.8)     1,147.3
Extraordinary items, net of
  tax(2)..........................          --             --              (10.3)              --        (10.3)
                                      --------         ------           --------        ---------     --------
NET INCOME........................    $1,229.2         $678.8           $1,248.8        $(2,019.8)    $1,137.0
                                      ========         ======           ========        =========     ========

------------------------

(1) Operating income includes a net restructuring and other non-recurring credit of $6.4 million, of which a charge of $46.4 million is included in cost of sales. The net credit includes a non-recurring credit of $166.8 million related to the settlement of litigation, a non-recurring charge of $46.4 million, which is included in cost of sales, primarily related to the write-up of inventory under purchase accounting; a non-recurring charge of $114.0 million primarily related to the closure of several manufacturing plants, warehouses, sales offices and administrative offices. Operating income also includes an impairment charge of $17.7 million related to the property, plant and equipment associated with the closure of these facilities. Income before income taxes, minority interest and extraordinary items includes a net loss on the sale of businesses and investments of $3.9 million primarily related to the sale of ADT Automotive.

(2) Extraordinary items relate principally to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS

                          QUARTER ENDED MARCH 31, 2000

                                        TYCO            TYCO
                                    INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                        LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                     -------------   -------------   ---------------   -------------   --------
NET SALES.........................     $   --          $    --          $7,070.0        $      --     $7,070.0
Cost of sales.....................         --               --           4,455.3               --      4,455.3
Selling, general and
  administrative expenses.........        3.0             (0.1)          1,260.3               --      1,263.2
Merger, restructuring and other
  non-recurring charges, net......         --               --               3.6               --          3.6
                                       ------          -------          --------        ---------     --------
OPERATING (LOSS) INCOME...........       (3.0)             0.1           1,350.8               --      1,347.9
Interest income (expense), net....        0.5           (174.5)            (32.3)              --       (206.3)
Equity in net income of
  unconsolidated subsidiaries.....      864.6            695.8                --         (1,560.4)          --
Intercompany dividends, interest
  and fees........................        3.3            173.8            (177.1)              --           --
                                       ------          -------          --------        ---------     --------
Income before income taxes and
  minority interest...............      865.4            695.2           1,141.4         (1,560.4)     1,141.6
Income taxes......................         --             (0.1)           (275.0)            (9.9)      (285.0)
Minority interest.................         --               --              (1.1)              --         (1.1)
                                       ------          -------          --------        ---------     --------
NET INCOME........................     $865.4          $ 695.1          $  865.3        $(1,570.3)    $  855.5
                                       ======          =======          ========        =========     ========

------------------------

(1) Operating income includes a net restructuring and other non-recurring credit of $1.8 million, of which $5.4 million is included in cost of sales. The net credit includes a merger and restructuring credit of $12.7 million, of which $6.3 million is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan and restructuring and other non-recurring charges of $10.9 million, of which $0.9 million is included in cost of sales, primarily related to activities in AMP's wireless communications business.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                        SIX MONTHS ENDED MARCH 31, 2001

                                            TYCO            TYCO
                                        INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                            LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                         -------------   -------------   ---------------   -------------   ---------
NET SALES.............................     $     --        $     --        $16,918.7        $      --     $16,918.7
Cost of sales.........................           --              --         10,488.6               --      10,488.6
Selling, general and administrative
  expenses............................          7.4            10.3          3,152.7               --       3,170.4
Merger, restructuring and other non-
  recurring credits, net..............           --              --            (34.7)              --         (34.7)
Write-off of purchased in-process
  research and development............           --              --            184.3               --         184.3
Charges for the impairment of
  long-lived assets...................           --              --             25.1               --          25.1
                                           --------        --------        ---------        ---------     ---------
OPERATING (LOSS) INCOME...............         (7.4)          (10.3)         3,102.7               --       3,085.0
Net gain on sale of businesses and
  investments.........................           --              --            406.5               --         406.5
Interest expense, net.................        (14.1)         (358.2)           (23.1)              --        (395.4)
Equity in net income of unconsolidated
  subsidiaries........................      2,259.8         1,590.3               --         (3,850.1)           --
Intercompany dividends, interest and
  fees................................          8.2           398.4           (406.6)              --            --
                                           --------        --------        ---------        ---------     ---------
Income before income taxes, minority
  interest, extraordinary items and
  cumulative effect of accounting
  change..............................      2,246.5         1,620.2          3,079.5         (3,850.1)      3,096.1
Income taxes..........................           --            (0.2)          (785.2)          (130.0)       (915.4)
Minority interest.....................           --              --            (24.2)              --         (24.2)
                                           --------        --------        ---------        ---------     ---------
Income before extraordinary items and
  cumulative effect of accounting
  change..............................      2,246.5         1,620.0          2,270.1         (3,980.1)      2,156.5
Extraordinary items, net of tax(2)....           --              --            (10.3)              --         (10.3)
Cumulative effect of accounting
  change, net of tax(3)...............           --           (29.7)              --               --         (29.7)
                                           --------        --------        ---------        ---------     ---------
NET INCOME............................     $2,246.5        $1,590.3        $ 2,259.8        $(3,980.1)    $ 2,116.5
                                           ========        ========        =========        =========     =========

--------------------------

(1) Operating income includes a net restructuring and other non-recurring charge of $36.7 million, of which charges of $71.4 million are included in cost of sales. The net charge includes restructuring and other non-recurring charges of $132.1 million primarily related to the closure of several manufacturing plants, warehouses, sales offices and administrative offices and an environmental remediation project and a non-recurring credit of $166.8 million related to the settlement of litigation. Operating income also includes the write-off of purchased in-process research and development of $184.3 million and a charge of $25.1 million primarily related to the impairment of property, plant and equipment associated with the closure of these facilities. Income before income taxes, minority interest and cumulative effect of accounting change includes a net gain on the sale of businesses and investments of $406.5 million principally related to the sale of ADT Automotive.

(2) Extraordinary items relate principally to the early extinguishment of debt.

(3) Cumulative effect of accounting change relates to Tyco recording the fair market value of a previously unrecognized interest rate swap and the associated debt instrument, in accordance with the requirements of SFAS No. 133.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS

                        SIX MONTHS ENDED MARCH 31, 2000

                                            TYCO            TYCO
                                        INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                            LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                         -------------   -------------   ---------------   -------------   ---------
NET SALES.............................     $     --        $     --        $13,708.7        $      --     $13,708.7
Cost of sales.........................           --              --          8,647.2               --       8,647.2
Selling, general and administrative
  expenses............................          5.9             1.2          2,493.9               --       2,501.0
Merger, restructuring and other non-
  recurring credits, net..............           --              --            (75.4)              --         (75.4)
Charges for the impairment of
  long-lived assets...................           --              --             99.0               --          99.0
                                           --------        --------        ---------        ---------     ---------
OPERATING (LOSS) INCOME...............         (5.9)           (1.2)         2,544.0               --       2,536.9
Interest income (expense), net........          0.8          (323.4)           (48.3)              --        (370.9)
Equity in net income of unconsolidated
  subsidiaries........................      1,585.7         1,322.5               --         (2,908.2)           --
Intercompany dividends, interest and
  fees................................         90.8           324.6           (385.4)           (30.0)           --
                                           --------        --------        ---------        ---------     ---------
Income before income taxes, minority
  interest and extraordinary items....      1,671.4         1,322.5          2,110.3         (2,938.2)      2,166.0
Income taxes..........................           --            (0.1)          (520.0)           (28.9)       (549.0)
Minority interest.....................           --              --             (4.3)              --          (4.3)
                                           --------        --------        ---------        ---------     ---------
Income before extraordinary items.....      1,671.4         1,322.4          1,586.0         (2,967.1)      1,612.7
Extraordinary items, net of tax(2)....           --              --             (0.2)              --          (0.2)
                                           --------        --------        ---------        ---------     ---------
NET INCOME............................     $1,671.4        $1,322.4        $ 1,585.8        $(2,967.1)    $ 1,612.5
                                           ========        ========        =========        =========     =========

------------------------------

(1) Operating income includes charges for the impairment of long-lived assets of $99.0 million and net restructuring and other non-recurring credits of $74.4 million, of which a charge of $1.0 million is included in cost of sales, primarily related to changes in estimates associated with the AMP merger and AMP's profit improvement plan, exiting USSC's interventional cardiology business, USSC's suture business and the Company's 1997 restructuring plans.

(2) Extraordinary items relate principally to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                        SIX MONTHS ENDED MARCH 31, 2001

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities................    $ 1,774.4       $  (392.4)      $ 1,151.3      $      --     $ 2,533.3
                                            ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and
  equipment, net........................         (0.1)             --          (910.5)            --        (910.6)
Construction in progress--TyCom Global
  Network...............................           --              --          (707.8)            --        (707.8)
Acquisition of businesses, net of cash
  acquired..............................           --              --        (5,589.0)            --      (5,589.0)
Disposal of businesses, net of cash
  sold..................................           --              --           898.7             --         898.7
Net decrease (increase) in
  investments...........................          4.4              --          (132.7)            --        (128.3)
Decrease (increase) in intercompany
  loans.................................         30.2        (2,896.9)             --        2,866.7            --
(Increase) decrease in investment in
  subsidiaries..........................     (5,271.4)             --         4,785.0          486.4            --
Other...................................           --              --          (132.1)            --        (132.1)
                                            ---------       ---------       ---------      ---------     ---------
  Net cash used in investing
    activities..........................     (5,236.9)       (2,896.9)       (1,788.4)       3,353.1      (6,569.1)
                                            ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from long-term
  debt, net.............................      3,374.9         3,287.8          (823.8)            --       5,838.9
Proceeds from exercise of options.......        160.5              --           189.0             --         349.5
Dividends paid..........................        (43.6)             --              --             --         (43.6)
Repurchase of common shares by
  subsidiary............................           --              --        (1,096.9)            --      (1,096.9)
Financing from parent, net..............           --              --         2,866.7       (2,866.7)           --
Capital contributions...................           --              --           486.4         (486.4)           --
Purchase of common shares of
  subsidiary............................           --              --           (39.0)            --         (39.0)
Other...................................           --              --           (10.2)            --         (10.2)
                                            ---------       ---------       ---------      ---------     ---------
  Net cash provided by financing
    activities..........................      3,491.8         3,287.8         1,572.2       (3,353.1)      4,998.7
                                            ---------       ---------       ---------      ---------     ---------
Net increase (decrease) in cash and cash
  equivalents...........................         29.3            (1.5)          935.1             --         962.9
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................         34.2             3.6         1,227.0             --       1,264.8
                                            ---------       ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................    $    63.5       $     2.1       $ 2,162.1      $      --     $ 2,227.7
                                            =========       =========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

12. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS

                        SIX MONTHS ENDED MARCH 31, 2000

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities................    $    67.2       $   (83.1)      $ 1,853.8      $      --     $ 1,837.9
                                            ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and
  equipment, net........................         (5.4)             --          (818.4)            --        (823.8)
Acquisition of businesses, net of cash
  acquired..............................           --              --        (2,529.4)            --      (2,529.4)
Net decrease (increase) in
  investments...........................         15.0              --          (157.2)            --        (142.2)
(Increase) in intercompany loans........           --        (2,277.2)             --        2,277.2            --
(Increase) in investment in
  subsidiaries..........................        (87.3)             --              --           87.3            --
Other...................................           --            (0.7)           15.9             --          15.2
                                            ---------       ---------       ---------      ---------     ---------
  Net cash used in investing
    activities..........................        (77.7)       (2,277.9)       (3,489.1)       2,364.5      (3,480.2)
                                            ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from long-term
  debt, net.............................           --         2,405.9          (422.4)            --       1,983.5
Proceeds from exercise of options.......         58.5              --            36.6             --          95.1
Dividends paid..........................        (42.9)             --              --             --         (42.9)
Repurchase of common shares by
  subsidiary............................           --              --        (1,007.0)            --      (1,007.0)
Financing from parent, net..............           --              --         2,277.2       (2,277.2)           --
Capital contributions...................           --              --            87.3          (87.3)           --
Other...................................           --              --            (8.8)            --          (8.8)
                                            ---------       ---------       ---------      ---------     ---------
  Net cash provided by financing
    activities..........................         15.6         2,405.9           962.9       (2,364.5)      1,019.9
                                            ---------       ---------       ---------      ---------     ---------
Net increase (decrease) in cash and cash
  equivalents...........................          5.1            44.9          (672.4)            --        (622.4)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................         22.8            15.4         1,723.8             --       1,762.0
                                            ---------       ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................    $    27.9       $    60.3       $ 1,051.4      $      --     $ 1,139.6
                                            =========       =========       =========      =========     =========

13. SUBSEQUENT EVENT

   On May 3, 2001, Tyco acquired Scott Technologies, Inc. ("Scott"), a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets, for approximately 7.5 million common shares, valued at approximately $400.0 million. Scott is being integrated within the Fire and Security Services segment and will be accounted for as a purchase.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Information for all periods presented below reflects the grouping of Tyco's businesses into five business segments consisting of Electronics, Telecommunications, Healthcare and Specialty Products, Fire and Security Services, and Flow Control Products and Services.

OVERVIEW

    Sales increased 25.9% during the quarter ended March 31, 2001 to $8,898.4 million from $7,070.0 million in the quarter ended March 31, 2000. Income before extraordinary items was $1,147.3 million in the quarter ended March 31, 2001, as compared to $855.5 million in the quarter ended March 31, 2000. Income before extraordinary items for the quarter ended March 31, 2001 included an after-tax net charge of $8.0 million ($15.2 million pre-tax charge) consisting of the following: (i) restructuring and other non-recurring charges and impairment charges totaling $128.4 million ($178.1 million pre-tax charge) primarily related to certain electronics, flow control and healthcare businesses; (ii) a net loss on sale of businesses and investments of $2.5 million ($3.9 million pre-tax loss); and (iii) a non-recurring credit of $122.9 million ($166.8 million pre-tax credit) related to the settlement of litigation in which Tyco was provided with an ongoing OEM arrangement valued at $166.8 million. Income before extraordinary items for the quarter ended
March 31, 2000 included an after-tax net credit of $1.9 million ($1.8 million pre-tax credit) consisting of a credit of $9.5 million ($12.7 million pre-tax credit) representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring charges of $7.6 million
($10.9 million pre-tax charge) primarily related to AMP's operations.

    Sales increased 23.4% during the six months ended March 31, 2001 to $16,918.7 million from $13,708.7 million in the six months ended March 31, 2000. Income before extraordinary items and cumulative effect of accounting change was $2,156.5 million in the six months ended March 31, 2001, as compared to $1,612.7 in the six months ended March 31, 2000. Income before extraordinary items and cumulative effect of accounting change for the six months ended March 31, 2001 included an after-tax net charge of $4.1 million ($160.4 million pre-tax credit) consisting of the following: (i) write-off of purchased in-process research and development, restructuring and other non-recurring charges and impairment charges totaling $346.7 million ($412.9 million pre-tax charge) primarily related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"); (ii) a non-recurring credit of $122.9 million ($166.8 million pre-tax credit) related to the settlement of litigation; and (iii) a net gain on sale of businesses and investments of $219.7 million ($406.5 million pre-tax gain) principally related to the sale of ADT Automotive. Income before extraordinary items for the six months ended March 31, 2000 included an after-tax net charge of $25.2 million ($24.6 million pre-tax) consisting of restructuring and impairment charges of $105.1 million ($132.0 million pre-tax) primarily related to the exiting of USSC's interventional cardiology business, offset by a credit of $79.9 million ($107.4 million pre-tax) representing a revision of estimates of merger, restructuring and other non-recurring accruals.

    The following table details Tyco's sales and earnings in the quarters and six months ended March 31, 2001 and 2000 ($ in millions).

                                                       FOR THE QUARTERS      FOR THE SIX MONTHS
                                                        ENDED MARCH 31,        ENDED MARCH 31,
                                                      -------------------   ---------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   ---------
                                                                      (UNAUDITED)
Net sales...........................................  $8,898.4   $7,070.0   $16,918.7   $13,708.7
                                                      ========   ========   =========   =========
Operating income, before certain credits (charges)
  (i)...............................................  $1,915.7   $1,432.3   $ 3,579.5   $ 2,731.7
Merger, restructuring and other non-recurring
  credits (charges), net............................       6.4        1.8       (36.7)       74.4
Write-off of purchased in-process research and
  development.......................................        --         --      (184.3)         --
Charge for the impairment of long-lived assets......     (17.7)        --       (25.1)      (99.0)
Amortization of goodwill............................    (128.3)     (86.2)     (248.4)     (170.2)
                                                      --------   --------   ---------   ---------
Operating income....................................   1,776.1    1,347.9     3,085.0     2,536.9
Net (loss) gain on sale of businesses...............      (3.9)        --       406.5          --
Interest expense, net...............................    (227.3)    (206.3)     (395.4)     (370.9)
                                                      --------   --------   ---------   ---------
Income before income taxes, minority interest,
  extraordinary items and cumulative effect of
  accounting change.................................   1,544.9    1,141.6     3,096.1     2,166.0
Income taxes........................................    (385.9)    (285.0)     (915.4)     (549.0)
Minority interest...................................     (11.7)      (1.1)      (24.2)       (4.3)
                                                      --------   --------   ---------   ---------
Income before extraordinary items and cumulative
  effect of accounting change.......................   1,147.3      855.5     2,156.5     1,612.7
Extraordinary items, net of tax.....................     (10.3)        --       (10.3)       (0.2)
Cumulative effect of accounting change, net of
  tax...............................................        --         --       (29.7)         --
                                                      --------   --------   ---------   ---------
Net income..........................................  $1,137.0   $  855.5   $ 2,116.5   $ 1,612.5
                                                      ========   ========   =========   =========

------------------------------

(i) This amount is the sum of the operating income of Tyco's five business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), the write-off of purchased in-process research and development, charge for the impairment of long-lived assets, and amortization of goodwill. Restructuring and other non-recurring credits (charges), net in the amount of $(46.4) million, $5.4 million, $(71.4) million and $(1.0) million related to inventory have been deducted as part of cost of sales in the Consolidated Statements of Operations for the quarters ended March 31, 2001 and 2000 and the six months ended March 31, 2001 and 2000, respectively. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain credits (charges) in this table. These charges are instead included in merger, restructuring and other non-recurring credits (charges).

    Operating income, before certain credits (charges), improved in all segments in both the three months and six months ended March 31, 2001 as compared to the three months and six months ended March 31, 2000, with the exception of the Telecommunications segment for reasons that are discussed below. The operating income improvements are the result of both increased revenues and, with the exception of Tyco Healthcare, enhanced margins. Increased revenues result from organic growth and from acquisitions that are accounted for under the purchase method of accounting. We enhance our margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. We regard charges that we incur to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general and administrative expenses in the Consolidated Statements of Operations.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the financial results of acquired companies. The discussions following the tables below include estimated sales comparisons that exclude the effects of indicated acquisitions.

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

SALES AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth sales and operating income and margins for the Electronics segment ($ in millions):

                                                                 FOR THE QUARTERS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
                                                                    (UNAUDITED)
Sales.......................................................  $3,246.2       $2,373.4
Operating income, before certain credits (charges)..........  $  850.0       $  570.4
Operating margins, before certain credits (charges).........      26.2%          24.0%

Operating income, after certain credits (charges)...........  $  704.8       $  572.7
Operating margins, after certain credits (charges)..........      21.7%          24.1%

    The 36.8% increase in sales in the quarter ended March 31, 2001 over the quarter ended March 31, 2000 for the Electronics segment resulted primarily from acquisitions and organic growth. These acquisitions included: the acquisition of Critchley Group PLC in March 2000, the acquisition of the Electronic OEM Business of Thomas & Betts in July 2000, the acquisition of CIGI Investment Group, Inc. ("CIGI") in October 2000, and the acquisition of Lucent Technologies' Power Systems business unit ("LPS") in December 2000. Excluding the impact of these acquisitions, sales increased an estimated 9.6%.

    The substantial increase in operating income and margins, before certain credits (charges), in the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000 was due to improved margins at both AMP and Tyco Printed Circuit Group.

    Operating income and margins, after certain credits (charges), reflect a restructuring and other non-recurring and impairment charge of $145.2 million in the quarter ended March 31, 2001 and a net merger, restructuring and other non-recurring credit of $2.3 million in the quarter ended March 31, 2000.

    TELECOMMUNICATIONS

    The following table sets forth sales and operating income and margins for the Telecommunications segment ($ in millions):

                                                             FOR THE QUARTERS
                                                              ENDED MARCH 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
                                                                (UNAUDITED)
Sales...................................................   $566.1         $653.7
Operating income........................................   $ 85.1         $123.4
Operating margins.......................................     15.0%          18.9%

    The 13.4% decrease in sales in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 for the Telecommunications segment reflects TyCom's decision to devote a substantial portion of its resources to designing, constructing and deploying the TyCom Global Network ("TGN").

    The 31.0% decrease in operating income in the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000 was principally due to the decrease in the volume of undersea cable communications systems sales and services to others, while the decrease in operating margins was due to decreased margins on project sales due to a change in project mix.

    During the construction of the transatlantic portion of the TGN, which began in the fourth quarter of Fiscal 2000, revenues and operating income have and are expected to continue to decrease. During the same period, operating expenses are expected to increase due to building TyCom's infrastructure, including network operations, sales and marketing, research and development and administration.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                                 FOR THE QUARTERS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                   (UNAUDITED)
Sales.......................................................  $2,225.0      $1,584.5
Operating income, before certain charges....................  $  496.3      $  377.1
Operating margins, before certain charges...................      22.3%         23.8%

Operating income, after certain charges.....................  $  487.9      $  376.6
Operating margins, after certain charges....................      21.9%         23.8%

    The 40.4% increase in sales in the quarter ended March 31, 2001 over the quarter ended March 31, 2000 was primarily the result of acquisitions. These acquisitions included Mallinckrodt Inc., acquired in October 2000, and InnerDyne, Inc., acquired in December 2000. The sales increase was somewhat offset by the sale of our ADT Automotive business. Excluding the impact of these acquisitions and this divestiture, sales increased an estimated 5.3%.

    The 31.6% increase in operating income, before certain charges, and decrease in operating margins, before certain charges, in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 was primarily due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment.

    Operating income and margins, after certain charges, reflect net merger, restructuring and other non-recurring and impairment charges of $8.4 million in the quarter ended March 31, 2001, as compared to a restructuring and other non-recurring charge of $0.5 million in the quarter ended March 31, 2000.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                                 FOR THE QUARTERS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                   (UNAUDITED)
Sales.......................................................  $1,852.4      $1,466.9
Operating income............................................  $  333.1      $  222.1
Operating margins...........................................      18.0%         15.1%

    The 26.3% increase in sales in the quarter ended March 31, 2001 over the quarter ended March 31, 2000 resulted primarily from the acquisition of Simplex Time Recorder Co. ("Simplex") in January 2001, higher sales volume and increased service revenue in fire protection in North America and Asia and higher revenues in the electronic security services business in the United States. The increases were due primarily to a higher volume of recurring service revenues. Excluding the impact of Simplex, sales increased an estimated 10.5%.

    The 50.0% increase in operating income in the quarter ended March 31, 2001 over the quarter ended March 31, 2000 reflects increased service volume in the fire protection business in North America and Asia and security operations in the United States. The increase in operating margins was primarily due to increased sales volume and service revenue in fire protection.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment ($ in millions):

                                                                 FOR THE QUARTERS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                   (UNAUDITED)
Sales.......................................................  $1,008.7       $991.5
Operating income, before certain charges....................  $  192.7       $179.2
Operating margins, before certain charges...................      19.1%        18.1%

Operating income, after certain charges.....................  $  168.2       $179.2
Operating margins, after certain charges....................      16.7%        18.1%

    The slight increase in sales in the quarter ended March 31, 2001 over the quarter ended March 31, 2000 resulted from the acquisition of Flow Control Technologies in February 2000 and increased sales of valve products offset by decreased volume at Allied Tube and Conduit.

    The 7.5% increase in operating income, before certain charges, in the quarter ended March 31, 2001 over the quarter ended March 31, 2000 was primarily due to increased volume and improved margins, before certain charges, in the valve operations and at Earth Tech. Higher operating margins in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 resulted primarily from increased sales at Tyco Valves and Controls, which has higher overall margins, somewhat offset by decreased margins at Allied Tube and Conduit due to higher raw material prices.

    Operating income and margins, after certain charges, reflect a restructuring and other non-recurring and impairment charge of $24.5 million in the quarter ended March 31, 2001.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 was a decrease in sales of approximately $245.9 million and a decrease in operating income of approximately $48.1 million.

CORPORATE EXPENSES

    Corporate expenses, excluding a non-recurring credit of $166.8 million, for the settlement of litigation, were $41.5 million in the quarter ended March 31, 2001 compared to $39.9 million in the quarter ended March 31, 2000. The increase was due principally to higher compensation expense under our equity-based incentive compensation plans resulting from a higher stock price and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $128.3 million in the quarter ended March 31, 2001 from $86.2 million in the quarter ended
March 31, 2000, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $227.3 million in the quarter ended March 31, 2001, as compared to $206.3 million in the quarter ended March 31, 2000. The increase was primarily due to higher average debt balances, resulting from borrowings to finance acquisitions and debt assumed in connection with acquisitions, somewhat offset by lower interest rates.

EXTRAORDINARY ITEMS

    The extraordinary items in the quarter ended March 31, 2001 consisted of after-tax losses amounting to $10.3 million relating to the early extinguishment of debt. Further details are provided in Note 3 to the Consolidated Financial Statements.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets and net loss on the sale of businesses and investments, was 25.2% during the quarter ended March 31, 2001, as compared to 25.0% in the quarter ended March 31, 2000. The increase in the effective income tax rate was primarily due to a substantial increase in non-deductible goodwill amortization, offset slightly by higher earnings in tax jurisdictions with lower income tax rates.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

SALES AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth sales and operating income and margins for the Electronics segment ($ in millions):

                                                                FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                   (UNAUDITED)
Sales.......................................................  $6,180.3      $4,490.4
Operating income, before certain credits (charges)..........  $1,618.1      $1,040.8
Operating margins, before certain credits (charges).........      26.2%         23.2%

Operating income, after certain credits (charges)...........  $1,472.9      $1,094.4
Operating margins, after certain credits (charges)..........      23.8%         24.4%

    The 37.6% increase in sales in the six months ended March 31, 2001 over the six months ended March 31, 2000 for the Electronics segment resulted primarily from acquisitions and organic growth. These acquisitions included: the acquisition of Siemens Electromechanical Components GmbH in November 1999, the acquisition of Praegitzer Industries, Inc. in December 1999, the acquisition of Critchley Group PLC in March 2000, the acquisition of the Electronic OEM Business of Thomas & Betts in July 2000, the acquisition of CIGI in
October 2000, and the acquisition of LPS in December 2000. Excluding the impact of these acquisitions, sales increased an estimated 16.1%.

    The 55.5% increase in operating income and margins, before certain credits (charges), in the six months ended March 31, 2001 compared with the six months ended March 31, 2000 was due to improved margins at both AMP and Tyco Printed Circuit Group.

    Operating income and margins, after certain credits (charges), reflect restructuring and other non-recurring and impairment charges of $145.2 million in the six months ended March 31, 2001, as compared to a net merger, restructuring and other non-recurring credit of $53.6 million in the six months ended March 31, 2000.

    TELECOMMUNICATIONS

    The following table sets forth sales and operating income and margins for the Telecommunications segment ($ in millions):

                                                              FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $1,089.3   $1,275.8
Operating income............................................  $  177.9   $  229.6
Operating margins...........................................      16.3%      18.0%

    The 14.6% decrease in sales in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000 for the Telecommunications segment reflects TyCom's decision to devote a substantial portion of its resources to designing, constructing and deploying the TGN.

    The 22.5% decrease in operating income in the six months ended March 31, 2001 compared with the six months ended March 31, 2000 was principally due to the decrease in the volume of undersea cable communications systems sales and services to other, while the decrease in operating margins was due to decreased margins on project sales due to a change in project mix.

    During the construction of the transatlantic portion of the TGN, which began in the fourth quarter of Fiscal 2000, revenues and operating income have and are expected to continue to decrease. During the same period, operating expenses are expected to increase due to building TyCom's infrastructure, including network operations, sales and marketing, research and development and administration.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                              FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $4,225.9   $3,148.3
Operating income, before certain credits (charges)..........  $  919.5   $  739.3
Operating margins, before certain credits (charges).........      21.8%      23.5%

Operating income, after certain credits (charges)...........  $  691.6   $  649.9
Operating margins, after certain credits (charges)..........      16.4%      20.6%

    The 34.2% increase in sales in the six months ended March 31, 2001 over the six months ended March 31, 2000 was primarily the result of acquisitions. These acquisitions included: General Surgical Innovations, Inc., acquired in November 1999; Radionics, acquired in January 2000; Fiber-Lam, acquired in
March 2000; Mallinckrodt acquired in October 2000; and InnerDyne, Inc., acquired in December 2000. The sales increase was somewhat offset by the sale of our ADT Automotive business. Excluding the impact of these acquisitions and this divestiture, sales were essentially unchanged.

    The 24.4% increase in operating income, before certain credits (charges), and decrease in operating margins, before certain credits (charges), in the six months ended March 31, 2001 compared to the six months ended March 31, 2000 was primarily due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment.

    Operating income and margins, after certain credits (charges) decreased due to net merger, restructuring and other non-recurring and impairment charges of $227.9 million in the six months ended March 31, 2001, as compared to $89.4 million in the six months ended March 31, 2000.

    FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                              FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $3,412.3   $2,916.6
Operating income, before certain credits (charges)..........  $  602.8   $  466.3
Operating margins, before certain credits (charges).........      17.7%      16.0%

Operating income, after certain credits (charges)...........  $  590.9   $  477.5
Operating margins, after certain credits (charges)..........      17.3%      16.4%

    The 17.0% increase in sales in the six months ended March 31, 2001 over the six months ended March 31, 2000 resulted primarily from the acquisition of Simplex, higher sales volume and increased service revenue in fire protection in North America and Asia and higher revenues in the electronic security services business in the United States. The increases were due primarily to a higher volume of recurring service revenues. Excluding the impact of Simplex, sales increased an estimated 6.6%.

    The 29.3% increase in operating income, before certain credits (charges), in the six months ended March 31, 2001 over the six months ended March 31, 2000 reflects increased service volume and service revenue in the fire protection business in North America and security operations in the United States. The increase in operating margins, before certain credits (charges), was primarily due to increased service revenues in fire protection.

    Operating income and margins, after certain credits (charges), reflect a non-recurring charge of $11.9 million in the six months ended March 31, 2001, as compared to a restructuring and other non-recurring credit of $11.2 million in the six months ended March 31, 2000.

    FLOW CONTROL PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Flow Control Products and Services segment ($ in millions):

                                                              FOR THE SIX MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $2,010.9   $1,877.6
Operating income, before certain charges....................  $  369.9   $  349.8
Operating margins, before certain charges...................      18.4%      18.6%

Operating income, after certain charges.....................  $  345.4   $  349.8
Operating margins, after certain charges....................      17.2%      18.6%

    The 7.1% sales increase in the six months ended March 31, 2001 over the six months ended March 31, 2000 resulted primarily from acquisitions, increased sales of valve products and increased sales at Earth Tech. Acquisitions included AFC Cable Systems, Inc., acquired in November 1999, and Flow Control Technologies, acquired in February 2000. Excluding the impact of these acquisitions, sales increased an estimated 3.3%.

    The 5.7% increase in operating income, before certain charges, in the six months ended March 31, 2001 over the six months ended March 31, 2000 was primarily due to increased volume and improved margins in the valve operations. Lower operating margins in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000 resulted primarily from decreased operating income and margins at Allied Tube and Conduit due to higher raw material prices, decreased royalty and licensing fee income, and increased sales at Earth Tech, whose operating margins are generally lower than other businesses in this segment.

    Operating income and margins, after certain charges, reflect a restructuring and other non-recurring and impairment charge of $24.5 million in the six months ended March 31, 2001.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 was a decrease in sales of approximately $599.6 million and a decrease in operating income of approximately $116.0 million.

CORPORATE EXPENSES

    Corporate expenses, excluding a net non-recurring credit of $163.4 million, primarily for the settlement of litigation, were $108.7 million in the six months ended March 31, 2001 compared to $94.1 million in the six months ended March 31, 2000. The increase was due principally to higher compensation expense under our equity-based incentive compensation plans resulting from a higher stock price and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $248.4 million in the six months ended March 31, 2001 from $170.2 million in the six months ended March 31, 2000, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $395.4 million in the six months ended March 31, 2001, as compared to $370.9 million in the six months ended March 31, 2000. The increase was primarily due to higher average debt balances, resulting from borrowings to finance acquisitions and debt assumed in connection with acquisitions, somewhat offset by lower interest rates.

EXTRAORDINARY ITEMS

    The extraordinary items in the six months ended March 31, 2001 and 2000 consisted of after-tax losses amounting to $10.3 million and $0.2 million, respectively, relating to the early extinguishment of debt. Further details are provided in Note 3 to the Consolidated Financial Statements.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    The cumulative effect of accounting change in the six months ended
March 31, 2001 was recorded in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." We recorded an after-tax loss of $29.7 million to record the previously unrecognized fair market value of an interest rate swap and the associated debt instrument.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, merger, restructuring and other non-recurring credits (charges), charges for the impairment of long-lived assets and net gain on the sale of businesses and investments was 25.6% during the six months ended March 31, 2001, as compared to 25.0% in the six months ended March 31, 2000. The increase in the effective income tax rate was primarily due to a substantial increase in non-deductible goodwill amortization, offset slightly by higher earnings in tax jurisdictions with lower income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in the six months ended March 31, 2001 and 2000. We refer to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                 FOR THE QUARTERS     FOR THE SIX MONTHS
                                                  ENDED MARCH 31,       ENDED MARCH 31,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
($ IN MILLION)                                                 (UNAUDITED)
Operating income, before certain credits
  (charges)(1)................................  $1,915.7   $1,432.3   $3,579.5   $2,731.7
Depreciation and amortization(2)..............     408.4      327.1      775.1      617.8
Net (decrease) increase in deferred income
  taxes.......................................     (92.9)     215.1      104.4      323.0
Less:
  Net increase in working capital.............     (14.3)    (532.5)    (638.2)    (878.7)
  Interest expense, net.......................    (227.3)    (206.3)    (395.4)    (370.9)
  Income tax expense..........................    (385.9)    (285.0)    (915.4)    (549.0)
  Restructuring expenditures(3)...............     (44.3)     (34.1)     (55.6)     (92.4)
  Other, net..................................      59.6       43.4       78.9       56.4
                                                --------   --------   --------   --------
Cash flow from operating activities...........   1,619.0      960.0    2,533.3    1,837.9
Less:
  Capital expenditures(4).....................    (513.3)    (403.3)    (910.6)    (823.8)
  Dividends paid..............................     (22.1)     (21.5)     (43.6)     (42.9)
                                                --------   --------   --------   --------
Free cash flow................................  $1,083.6   $  535.2   $1,579.1   $  971.2
                                                ========   ========   ========   ========

------------------------

(1) This amount is the sum of the operating income of the five business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring credits (charges), the write-off of purchased in-process research and development, charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property ($322.6 million and $284.2 million for the quarters ended March 31, 2001 and 2000 and $619.1 million and $534.9 million for the six months ended March 31, 2001 and 2000, respectively) and amortization of intangible assets other than goodwill ($85.8 million and $42.9 million for the quarters ended March 31, 2001 and 2000 and $156.0 million and $82.9 million for the six months ended March 31, 2001 and 2000, respectively).

(3) This amount is cash paid out for merger, restructuring and other non-recurring charges.

(4) This amount excludes expenditures related to construction of the TGN of $439.1 million and $707.8 million during the quarter and six months ended March 31, 2001, respectively. This amount is net of $38.4 million received in a sale-leaseback transaction for certain equipment originally purchased by TyCom relating to its fleet of vessels for the quarter and six months ended March 31, 2001.

    In addition, during the six months ended March 31, 2001, we paid out
$305.0 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    During the six months ended March 31, 2001, we recorded restructuring and other non-recurring charges of $164.5 million, of which $32.4 million was included in cost of sales, primarily related to the closure of several manufacturing plants, sales offices, warehouses and administrative offices and an environmental remediation project. In addition, we incurred a non-recurring charge of $39.0 million related to the write-up of inventory under purchase accounting, which has been included in cost of sales. We also determined that $166.8 million of non-recurring charges established in the prior year were not needed due to the settlement of litigation. At September 30, 2000, there existed merger, restructuring and other non-recurring reserves of $365.9 million. During the six months ended March 31, 2001, we paid out $55.6 million in cash and incurred $35.7 million in non-cash charges that were charged against these reserves. At March 31, 2001, there remained $272.3 million of merger, restructuring and other non-recurring reserves in our Consolidated Balance Sheet, of which $231.6 million is included in current liabilities and $40.7 million is included in long-term liabilities.

    During the six months ended March 31, 2001, we made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $9,957.5 million. Of this amount, $5,271.6 million was paid in cash, net of cash acquired, $3,388.0 million was paid in the form of Tyco common shares, and we assumed $1,297.9 million in debt. In connection with these acquisitions, we established purchase accounting reserves of $475.3 million for transaction and integration costs. In addition, purchase accounting liabilities of $68.1 million and a corresponding increase to goodwill and deferred tax assets were recorded during the six months ended March 31, 2001 relating to Fiscal 2000 acquisitions. Changes in estimates related to acquisitions consummated prior to Fiscal 2001, primarily related to revisions associated with finalizing the exit plans of the Electronic OEM Business of Thomas & Betts and AFC Cable
Systems, Inc., both acquired during Fiscal 2000. At the beginning of Fiscal 2001, purchase accounting reserves were $372.6 million as a result of purchase accounting transactions made in prior years. During the six months ended
March 31, 2001, we paid out $317.4 million (including approximately
$12.4 million relating to earn-out liabilities on certain acquisitions) in cash and incurred $2.4 million in non-cash charges against the reserves established during and prior to this six months. Also, in the six months ended March 31, 2001, we determined that $26.2 million of purchase accounting reserves related to acquisitions prior to Fiscal 2001 were not needed and reversed that amount against goodwill. At March 31, 2001, there remained $582.4 million in purchase accounting reserves in our Consolidated Balance Sheet, of which $563.3 million is included in current liabilities and $19.1 million is included in long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $638.2 million in the six months ended
March 31, 2001. The components of this change are set forth in detail in the Consolidated Statement of Cash Flows. The significant changes in working capital were a $632.3 million increase in inventory due to the delay or cancellation of purchase orders in the computer and consumer electronics and communications industries within the Electronics segment; a $368.6 million decrease in accounts payable, accrued expenses and other current liabilities primarily related to the payment of Fiscal 2000 year-end bonuses; a $333.9 increase in income taxes payable primarily related to the gain on the sale of ADT Automotive; and a $224.5 million increase in accounts receivable primarily related to the acquisition of LPS. Tyco did not acquire the accounts receivable of LPS, and the build-up in accounts receivable reflects normal business activity from the date of acquisition. The remaining net increase in working capital accounts is attributable to the higher level of business activity as reflected by the increased sales. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During the six months ended March 31, 2001, we received proceeds of $349.5 million from the exercise of common share options and used
$1,096.9 million of cash to repurchase our own common shares.

    In addition, during the six months ended March 31, 2001, we received proceeds of approximately $898.7 million, net of cash sold, from the sale of our ADT Automotive business.

    The source of the cash used for acquisitions in Fiscal 2001 was primarily an increase in total debt, net proceeds received from the sale of businesses and cash flows from operations. Goodwill and other intangible assets were $24,939.8 million at March 31, 2001, compared to $16,332.6 million at September 30, 2000. At March 31, 2001, our total debt was $18,259.9 million, as compared to $10,999.0 million at September 30, 2000. This increase resulted principally from net proceeds of approximately $3,374.0 million from the issuance of zero-coupon debt securities due 2020 in November 2000, net proceeds of approximately $2,203.4 million from the issuance of zero coupon convertible debentures due 2021 in February 2001, net proceeds of approximately
$1,982.1 million from the issuance of $1.0 billion 6.375% notes due 2006 and $1.0 billion 6.750% notes due 2011 in February 2001, and the assumption of $1,297.9 million of debt from acquisitions, offset by the partial repayment of amounts outstanding under our commercial paper program and the repayment of certain debentures associated with the acquisition of Mallinckrodt. For further detail on debt activity, see Note 3 to the Consolidated Financial Statements.

    Shareholders' equity was $20,576.3 million, or $11.74 per share, at March 31, 2001, compared to $17,033.2 million, or $10.11 per share, at September 30, 2000. The increase in shareholders' equity was due primarily to the issuance of approximately 70.7 million common shares valued at $3,388.0 million for the acquisitions of Mallinckrodt and CIGI, acquired in October 2000, and InnerDyne, acquired in December 2000, and net income of $2,116.5 million. This increase was partially offset by the repurchase of our common shares discussed above and an unrealized loss on available for sale securities of $988.3 million. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 47% at March 31, 2001 and 39% at September 30, 2000. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 41% at March 31, 2001 and 35% at September 30, 2000.

    In March 2001, Tyco entered into an agreement to acquire The CIT
Group, Inc. ("CIT"), an independent commercial finance company. CIT shareholders will receive 0.6907 of a Tyco common share for each share of CIT. Immediately prior to the consummation of the transaction, a subsidiary of Tyco will purchase 71 million shares of CIT for $35.02 per share in cash from Dai-Ichi Kangyo Bank, Ltd. In addition, approximately 11 million shares of a subsidiary of CIT that are exchangeable for shares of CIT common stock on a 1:1 basis will become exchangeable for Tyco common shares on the basis of 0.6907 of a Tyco common share for each exchangeable share. The transaction is valued at approximately $9.2 billion and is contingent upon customary regulatory review and approval by CIT shareholders. The CIT acquisition is expected to close in the third quarter of fiscal 2001 and will be accounted for as a purchase.

    On May 3, 2001, Tyco acquired Scott Technologies, Inc. ("Scott"), a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets, for approximately 7.5 million common shares, valued at approximately $400.0 million. Scott is being integrated within the Fire and Security Services segment and will be accounted for as a purchase.

BACKLOG

    At March 31, 2001, we had a backlog of unfilled orders of approximately $8,166.0 million, compared to a backlog of approximately $8,214.8 million as of September 30, 2000. Backlog by industry segment is as follows ($ in millions):

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                                                     (UNAUDITED)
Telecommunications..........................................  $2,522.6      $2,941.7
Electronics.................................................   2,030.9       2,335.7
Flow Control Products and Services..........................   1,961.4       1,711.4
Fire and Security Services..................................   1,535.8       1,134.9
Healthcare and Specialty Products...........................     115.3          91.1
                                                              --------      --------
                                                              $8,166.0      $8,214.8
                                                              ========      ========

    The decrease in backlog within the Telecommunications segment is due to TyCom devoting a substantial portion of its resources to designing, contructing and deploying the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others; however, the decrease is partially offset by contracts signed for capacity sales on the TGN. Backlog as of March 31, 2001 excludes an estimated $2.0 billion of anticipated bookings related to the SEACN and FLAG Telecom projects. Within the Electronics segment, backlog decreased due to the cancellation and delaying of orders by customers in certain end-markets, such as the computer and consumer electronics and communications industries. Within the Flow Control Products and Services segment, backlog increased principally due to contract bookings at Earth Tech. Within the Fire and Security Services segment, backlog increased principally due to an increase in security services contracts. Backlog in the Healthcare and Specialty Products segment represents unfilled orders which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

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

                           PART II--OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) On February 12, 2001, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, completed a private offering of $3,035,000,000 principal amount at maturity zero-coupon convertible senior debentures due 2021, which are guaranteed by Tyco, for aggregate net proceeds of approximately $2,203,400,000. Each $1,000 principal amount at maturity security was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 8.6916 Tyco common shares if certain conditions are met. TIG may be required to repurchase the securities at the accreted value at the option of the holders on February 12, 2003, 2005, 2007, 2009 or 2016. If the February 12, 2003 option is exercised, TIG may elect to repurchase the securities in cash, Tyco common shares or some combination thereof. The net proceeds were used to repay borrowings under TIG's commercial paper program. This transaction was completed without registration in reliance upon section 4(2) of the Securities Act. The securities were initially sold to Credit Suisse First Boston for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2001 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 27, 2001. All Company proposals submitted at the Meeting were passed and the shareholder proposal was not passed, as described below. The following is a brief description of each matter voted upon at the Meeting.

    COMPANY PROPOSAL 1.  To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Company Proposal 1. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate.

                                                 NUMBER OF       NUMBER OF       NUMBER OF
                                                 VOTES FOR     VOTES AGAINST   VOTES WITHHELD
                                               -------------   -------------   --------------
L. Dennis Kozlowski..........................  1,486,078,855       690,425       6,319,858
Lord Ashcroft KCMG...........................  1,484,696,625     2,072,655       6,319,858
Joshua M. Berman.............................  1,486,476,147       293,133       6,319,858
Richard S. Bodman............................  1,486,512,313       256,967       6,319,858
John F. Fort, III............................  1,486,410,620       358,660       6,319,858
Stephen W. Foss..............................  1,486,494,785       274,495       6,319,858
Philip M. Hampton(1).........................  1,486,321,031       448,249       6,319,858
Wendy E. Lane................................  1,486,450,886       318,394       6,319,858
James S. Pasman, Jr..........................  1,485,772,389       996,891       6,319,858
W. Peter Slusser.............................  1,485,551,496     1,217,784       6,319,858
Mark H. Swartz...............................  1,486,035,277       734,003       6,319,858
Frank E. Walsh, Jr...........................  1,486,509,213       260,067       6,319,858
Joseph F. Welch..............................  1,486,103,832       665,448       6,319,858

------------------------
(1) Philip M. Hampton passed away on April 20, 2001. Under Tyco's bye-laws, the remaining members of the Board have the power to appoint another person to fill the vacancy.

    COMPANY PROPOSAL 2. To approve an amendment of the Company's bye-laws to enable the Board of Directors to set and approve director remuneration without shareholder approval:

        A total of 643,543,356 shares were voted for and 635,031,192 shares were voted against this proposal. There were 9,926,088 abstentions and 204,588,502 broker non-votes.

    COMPANY PROPOSAL 3. To re-appoint PricewaterhouseCoopers as the independent auditors and to authorize the Board of directors to fix the auditors' remuneration:

        A total of 1,416,467,222 shares were voted for and 72,197,007 shares were voted against this proposal. There were 4,424,909 abstentions.

    SHAREHOLDER PROPOSAL 1. To consider a shareholder proposal concerning polyvinyl chloride plastic use in the manufacture of medical supplies:

        A total of 99,191,460 shares were voted for and 1,156,867,353 shares were voted against the shareholder proposal. There were 32,441,823 abstentions and 204,588,502 broker non-votes.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    2.1 Agreement and Plan of Merger dated March 12, 2001, by and between Tyco Acquisition Corp. XIX (NV) and The CIT Group, Inc., including guarantee of Tyco International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed March 29, 2001.)

    3.1 Bye-Laws (Incorporating all amendments to March 27, 2001)(Filed herewith).

    4.1 364-Day Credit Agreement dated as of February 7, 2001 among Tyco International Group S.A. ("TIG"), Tyco International Ltd. ("TIL"), the banks named therein and The Chase Manhattan Bank, as Agent (Filed herewith).

    4.2 Five-year Credit Agreement dated as of February 7, 2001 among TIG, TIL, the banks named therein and The Chase Manhattan Bank, as Agent (Filed herewith).

    4.3 Indenture by and among TIG, TIL, and State Street Bank and Trust Company, dated as of February 12, 2001 (Incorporated by reference to the Registrant's Form S-3 filed March 16, 2001).

    4.4 Form of Supplemental Indenture No. 15, dated February 15, 2001, among TIG, TIL and The Bank of New York, as Trustee, related to TIG's 6.375% Notes due 2006 (Incorporated by reference to the Registrant's Post Effective Amendment No. 1 to Form S-3 filed February 28, 2001).

    4.5 Form of Supplemental Indenture No. 16, dated February 15, 2001, among TIG, TIL and The Bank of New York, as Trustee, related to TIG's 6.75% Notes due 2011 (Incorporated by reference to the Registrant's Post Effective Amendment No. 1 to Form S-3 filed February 28, 2001).

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed on February 9, 2001 containing the press release of Tyco dated February 7, 2001 announcing the private offering of zero coupon debt securities issued by Tyco International Group S.A. and guaranteed by Tyco International Ltd.

    Current Report on Form 8-K filed on March 15, 2001 containing the press release of Tyco dated March 13, 2001 announcing the proposed merger with The CIT Group, Inc.

    Current Report on Form 8-K filed on March 29, 2001 to include, as an exhibit, Tyco and CIT unaudited pro forma combined condensed financial information for the quarter ended December 31, 2000, for the year ended September 30, 2000 and as of December 31, 2000.

    Current Report on Form 8-K filed on April 3, 2001 to include, as an exhibit, the Consolidated Financial Statements of The CIT Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000.

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

Date: May 11, 2001