Form 10-Q
period 2001-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2001-08-13
CIK 833444

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding, including exchangeable shares, as of August 9, 2001 was 1,937,114,215.

                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements................................      1

Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
  and September 30, 2000....................................      1

Consolidated Statements of Operations (Unaudited) for the
  quarters and nine months ended June 30, 2001 and 2000.....      3

Consolidated Statements of Cash Flows (Unaudited) for the
  nine months ended June 30, 2001 and 2000..................      5

Notes to Consolidated Financial Statements (Unaudited)......      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     32

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     48

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings...................................     52

Item 2--Changes in Securities and Use of Proceeds...........     52

Item 6--Exhibits and Reports on Form 8-K....................     52

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                                TYCO INTERNATIONAL LTD.
                                                                   AND CONSOLIDATED
                                                                     SUBSIDIARIES
                                                              ---------------------------
                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $  2,601.1      $ 1,264.8
Receivables, less allowance for doubtful accounts of $498.5
  at June 30, 2001 and $442.1 at September 30, 2000.........     8,312.7        5,630.4
Inventories.................................................     5,361.0        3,845.1
Finance receivables, net....................................    30,401.9             --
Construction in progress -- TyCom Global Network............       944.2          111.1
TyCom Global Network placed in service, net.................       513.0             --
Property, plant and equipment (including equipment leased to
  others), net..............................................    16,753.0        8,218.4
Investment in Tyco Financial Services.......................          --             --
Goodwill and other intangible assets, net...................    32,536.3       16,332.6
Other assets................................................     7,907.9        3,786.1
Deferred income taxes.......................................     1,561.7        1,215.8
                                                              ----------      ---------
    TOTAL ASSETS............................................  $106,892.8      $40,404.3
                                                              ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of long-term debt......  $ 18,047.3      $ 1,537.2
Accounts payable............................................     3,976.3        3,291.9
Accrued expenses and other current liabilities..............     9,307.3        5,138.9
Long-term debt..............................................    38,036.1        9,461.8
Other long-term liabilities.................................     1,930.4        1,095.3
Income taxes................................................     1,937.3        1,650.3
Deferred income taxes.......................................     1,900.1          852.2
                                                              ----------      ---------
  Total Liabilities.........................................    75,134.8       23,027.6
                                                              ----------      ---------
  Manditorily redeemable preference shares..................       260.0             --
  Minority interest.........................................       310.8          343.5

Preference shares...........................................          --             --
Common shares...............................................       387.1          336.9
Capital in excess:
  Share premium.............................................     7,899.8        5,233.3
  Contributed surplus.......................................    12,459.6        2,786.3
Accumulated earnings........................................    11,692.8        8,427.6
Accumulated other comprehensive (loss) income...............    (1,252.1)         249.1
                                                              ----------      ---------
  Total Shareholders' Equity................................    31,187.2       17,033.2
                                                              ----------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $106,892.8      $40,404.3
                                                              ==========      =========

    Data are shown for Tyco Industrial and Tyco Financial Services. Tyco Financial Services includes the results of The CIT Group, Inc., acquired on June 1, 2001. Transactions between Tyco Industrial and Tyco Financial Services have been eliminated in the Financial Statements of Tyco International Ltd. and Consolidated Subsidiaries.

          See Notes to Consolidated Financial Statements (Unaudited).

                                 (IN MILLIONS)

                                                                                             TYCO
                                                                                           FINANCIAL
                                                                  TYCO INDUSTRIAL          SERVICES
                                                            ---------------------------   -----------
                                                             JUNE 30,     SEPTEMBER 30,    JUNE 30,
                                                               2001           2000           2001
                                                            -----------   -------------   -----------
                                                            (UNAUDITED)                   (UNAUDITED)
ASSETS
Cash and cash equivalents.................................   $ 1,700.9      $ 1,264.8      $   900.2
Receivables, less allowance for doubtful accounts of
  $498.5 at June 30, 2001 and $442.1 at September 30,
  2000....................................................     6,265.1        5,630.4        2,448.1
Inventories...............................................     5,361.0        3,845.1             --
Finance receivables, net..................................          --             --       30,401.9
Construction in progress -- TyCom Global Network..........       944.2          111.1             --
TyCom Global Network placed in service, net...............       513.0             --             --
Property, plant and equipment (including equipment leased
  to others), net.........................................     9,440.9        8,218.4        7,312.1
Investment in Tyco Financial Services.....................    10,225.6             --             --
Goodwill and other intangible assets, net.................    26,434.6       16,332.6        6,101.7
Other assets..............................................     3,479.0        3,786.1        4,428.9
Deferred income taxes.....................................     1,561.7        1,215.8             --
                                                             ---------      ---------      ---------
    TOTAL ASSETS..........................................   $65,926.0      $40,404.3      $51,592.9
                                                             =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of long-term debt....   $ 1,118.6      $ 1,537.2      $17,328.7
Accounts payable..........................................     3,626.5        3,291.9          350.3
Accrued expenses and other current liabilities............     6,062.5        5,138.9        3,244.8
Long-term debt............................................    18,606.1        9,461.8       19,430.0
Other long-term liabilities...............................     1,524.9        1,095.3          405.5
Income taxes..............................................     1,937.3        1,650.3             --
Deferred income taxes.....................................     1,552.1          852.2          348.0
                                                             ---------      ---------      ---------
  Total Liabilities.......................................    34,428.0       23,027.6       41,107.3
                                                             ---------      ---------      ---------
  Mandatorily redeemable preference shares................          --             --          260.0
  Minority interest.......................................       310.8          343.5             --

Preference shares.........................................          --             --             --
Common shares.............................................       387.1          336.9             --
Capital in excess:
  Share premium...........................................     7,899.8        5,233.3             --
  Contributed surplus.....................................    12,459.6        2,786.3       10,159.7
Accumulated earnings......................................    11,692.8        8,427.6           71.2
Accumulated other comprehensive (loss) income.............    (1,252.1)         249.1           (5.3)
                                                             ---------      ---------      ---------
  Total Shareholders' Equity..............................    31,187.2       17,033.2       10,225.6
                                                             ---------      ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $65,926.0      $40,404.3      $51,592.9
                                                             =========      =========      =========

    Data are shown for Tyco Industrial and Tyco Financial Services. Tyco Financial Services includes the results of The CIT Group, Inc., acquired on June 1, 2001. Transactions between Tyco Industrial and Tyco Financial Services have been eliminated in the Financial Statements of Tyco International Ltd. and Consolidated Subsidiaries.

          See Notes to Consolidated Financial Statements (Unaudited).

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                               TYCO INTERNATIONAL LTD.
                                            AND CONSOLIDATED SUBSIDIARIES      TYCO INDUSTRIAL      TYCO FINANCIAL SERVICES
                                            -----------------------------   ---------------------   -----------------------
                                                  FOR THE QUARTERS            FOR THE QUARTERS      FOR THE PERIOD JUNE 2,
                                                   ENDED JUNE 30,              ENDED JUNE 30,          THROUGH JUNE 30,
                                            -----------------------------   ---------------------   -----------------------
                                                2001            2000          2001        2000               2001
                                            -------------   -------------   ---------   ---------   -----------------------
REVENUES
Net revenue...............................    $ 8,776.5       $ 7,417.8     $ 8,776.5   $ 7,417.8           $   --
Finance income............................        417.9              --            --          --            417.9
Other income..............................         95.9              --            --          --             95.9
Earnings of Tyco Financial Services.......           --              --          71.2          --               --
Net gain on sale of shares of
  subsidiary..............................         64.1              --          64.1          --               --
Net loss on sale of businesses and
  investments.............................       (129.9)             --        (129.9)         --               --
                                              ---------       ---------     ---------   ---------           ------
  Total revenues..........................      9,224.5         7,417.8       8,781.9     7,417.8            513.8
COSTS AND EXPENSES
Cost of revenue...........................      5,412.5         4,549.8       5,412.5     4,549.8               --
Selling, general, administrative and other
  costs and expenses......................      1,792.3         1,345.4       1,584.9     1,345.4            207.4
Interest and other financial charges,
  net.....................................        340.7           195.8         178.9       195.8            161.8
Provision for credit losses...............         18.6              --            --          --             18.6
Merger, restructuring and other
  non-recurring charges (credits), net....         42.8            (6.9)         42.8        (6.9)              --
Charges for the impairment of long-lived
  assets..................................          2.8              --           2.8          --               --
                                              ---------       ---------     ---------   ---------           ------
  Total costs and expenses................      7,609.7         6,084.1       7,221.9     6,084.1            387.8
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST, AND EXTRAORDINARY ITEMS.......      1,614.8         1,333.7       1,560.0     1,333.7            126.0
Income taxes..............................       (378.8)         (333.7)       (324.9)     (333.7)           (53.9)
Minority interest.........................        (15.8)           (2.7)        (14.9)       (2.7)            (0.9)
                                              ---------       ---------     ---------   ---------           ------
Income before extraordinary items.........      1,220.2           997.3       1,220.2       997.3             71.2
Extraordinary items, net of tax...........         (3.4)             --          (3.4)         --               --
                                              ---------       ---------     ---------   ---------           ------
NET INCOME................................    $ 1,216.8       $   997.3     $ 1,216.8   $   997.3           $ 71.2
                                              =========       =========     =========   =========           ======

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items.......    $    0.67       $    0.59
  Extraordinary items, net of tax.........           --              --
  Net income..............................         0.67            0.59

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items.......    $    0.67       $    0.58
  Extraordinary items, net of tax.........           --              --
  Net income..............................         0.66            0.58

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic...................................      1,808.5         1,687.1
  Diluted.................................      1,834.1         1,712.5

    Data are shown for Tyco Industrial and Tyco Financial Services. Tyco Financial Services includes the results of The CIT Group, Inc., acquired on June 1, 2001. Transactions between Tyco Industrial and Tyco Financial Services have been eliminated in the Financial Statements of Tyco International Ltd. and Consolidated Subsidiaries.

          See Notes to Consolidated Financial Statements (Unaudited).

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                               TYCO INTERNATIONAL LTD.
                                            AND CONSOLIDATED SUBSIDIARIES      TYCO INDUSTRIAL      TYCO FINANCIAL SERVICES
                                            -----------------------------   ---------------------   -----------------------
                                                 FOR THE NINE MONTHS         FOR THE NINE MONTHS    FOR THE PERIOD JUNE 2,
                                                   ENDED JUNE 30,              ENDED JUNE 30,          THROUGH JUNE 30,
                                            -----------------------------   ---------------------   -----------------------
                                                2001            2000          2001        2000               2001
                                            -------------   -------------   ---------   ---------   -----------------------
REVENUES
Net revenue...............................    $25,695.2       $21,126.5     $25,695.2   $21,126.5           $   --
Finance income............................        417.9              --            --          --            417.9
Other income..............................         95.9              --            --          --             95.9
Earnings of Tyco Financial Services.......           --              --          71.2          --               --
Net gain on sale of shares of
  subsidiary..............................         64.1              --          64.1          --               --
Net gain on sale of businesses and
  investments.............................        276.6              --         276.6          --               --
                                              ---------       ---------     ---------   ---------           ------
  Total revenues..........................     26,549.7        21,126.5      26,107.1    21,126.5            513.8
COSTS AND EXPENSES
Cost of revenue...........................     15,901.1        13,197.0      15,901.1    13,197.0               --
Selling, general, administrative and other
  costs and expenses......................      4,962.7         3,846.4       4,755.3     3,846.4            207.4
Interest and other financial charges,
  net.....................................        736.1           566.7         574.3       566.7            161.8
Provision for credit losses...............         18.6              --            --          --             18.6
Merger, restructuring and other
  non-recurring charges (credits), net....          8.1           (82.3)          8.1       (82.3)              --
Write-off of purchased in-process research
  and development.........................        184.3              --         184.3          --               --
Charges for the impairment of long-lived
  assets..................................         27.9            99.0          27.9        99.0               --
                                              ---------       ---------     ---------   ---------           ------
  Total costs and expenses................     21,838.8        17,626.8      21,451.0    17,626.8            387.8
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..................................      4,710.9         3,499.7       4,656.1     3,499.7            126.0
Income taxes..............................     (1,294.2)         (882.7)     (1,240.3)     (882.7)           (53.9)
Minority interest.........................        (40.0)           (7.0)        (39.1)       (7.0)            (0.9)
                                              ---------       ---------     ---------   ---------           ------
Income before extraordinary items and
  cumulative effect of accounting
  change..................................      3,376.7         2,610.0       3,376.7     2,610.0             71.2
Extraordinary items, net of tax...........        (13.7)           (0.2)        (13.7)       (0.2)              --
Cumulative effect of accounting change,
  net of tax..............................        (29.7)             --         (29.7)         --               --
                                              ---------       ---------     ---------   ---------           ------
NET INCOME................................    $ 3,333.3       $ 2,609.8     $ 3,333.3   $ 2,609.8           $ 71.2
                                              =========       =========     =========   =========           ======

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting
    change................................    $    1.91       $    1.55
  Extraordinary items, net of tax.........        (0.01)             --
  Cumulative effect of accounting change,
    net of tax............................        (0.02)             --
  Net income..............................         1.89            1.55

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting
    change................................    $    1.89       $    1.52
  Extraordinary items, net of tax.........        (0.01)             --
  Cumulative effect of accounting change,
    net of tax............................        (0.02)             --
  Net income..............................         1.86            1.52

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic...................................      1,764.2         1,689.1
  Diluted.................................      1,790.1         1,713.4

    Data are shown for Tyco Industrial and Tyco Financial Services. Tyco Financial Services includes the results of The CIT Group, Inc., acquired on June 1, 2001. Transactions between Tyco Industrial and Tyco Financial Services have been eliminated in the Financial Statements of Tyco International Ltd. and Consolidated Subsidiaries.

          See Notes to Consolidated Financial Statements (Unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN MILLIONS)

                                                     TYCO INTERNATIONAL LTD.
                                                  AND CONSOLIDATED SUBSIDIARIES      TYCO INDUSTRIAL      TYCO FINANCIAL SERVICES
                                                  -----------------------------   ---------------------   -----------------------
                                                       FOR THE NINE MONTHS         FOR THE NINE MONTHS    FOR THE PERIOD JUNE 2,
                                                         ENDED JUNE 30,              ENDED JUNE 30,          THROUGH JUNE 30,
                                                  -----------------------------   ---------------------   -----------------------
                                                      2001            2000          2001        2000               2001
                                                  -------------   -------------   ---------   ---------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................    $ 3,333.3       $ 2,609.8     $3,333.3    $2,609.8           $    71.2
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Earnings retained by Tyco Financial
    Services....................................           --              --        (71.2)         --                  --
  Merger, restructuring and other non-recurring
    charges (credits), net......................         40.5           (85.4)        40.5       (85.4)                 --
  Write-off of purchased in-process research and
    development.................................        184.3              --        184.3          --                  --
  Charges for the impairment of long-lived
    assets......................................         27.9            99.0         27.9        99.0                  --
  Cumulative effect of accounting change........         29.7              --         29.7          --                  --
  Minority interest in net income of
    consolidated subsidiaries...................         40.0             7.0         39.1         7.0                 0.9
  Net gain on sale of businesses and
    investments.................................       (276.6)             --       (276.6)         --                  --
  Net gain on sale of shares of subsidiary......        (64.1)             --        (64.1)         --                  --
  Gain on sale of financing assets..............        (47.8)             --           --          --               (47.8)
  Depreciation..................................      1,030.7           859.5        917.2       859.5               113.5
  Goodwill and other intangibles amortization...        659.9           396.9        645.5       396.9                14.4
  Provision for credit losses...................         18.6              --           --          --                18.6
  Deferred income taxes.........................        186.0           466.0        162.7       466.0                23.3
  Debt and refinancing cost amortization........         70.1             5.2         70.1         5.2                  --
  Other non-cash items..........................         53.5             4.7         72.3         4.7               (18.8)
  Changes in assets and liabilities, net of the
    effects of acquisitions and divestitures:
    Accounts receivable.........................       (100.3)         (452.9)      (100.3)     (452.9)                 --
    Inventories.................................       (698.1)         (598.0)      (698.1)     (598.0)                 --
    Other assets................................         30.9            36.2        214.8        36.2              (183.9)
    Accounts payable, accrued expenses and other
      liabilities...............................       (583.1)         (271.6)      (446.1)     (271.6)             (137.0)
    Income taxes................................        353.0            56.3        353.0        56.3                  --
    Other.......................................         71.6            84.9         70.2        84.9                 1.4
                                                    ---------       ---------     ---------   ---------          ---------
  Net cash provided by (used in) operating
    activities..................................      4,360.0         3,217.6      4,504.2     3,217.6              (144.2)
                                                    ---------       ---------     ---------   ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Tyco Financial Services
  financing and leasing receivables (See
  Note 12)......................................        818.4              --           --          --               818.4
Purchase of property, plant and equipment,
  net...........................................     (1,369.7)       (1,273.8)    (1,367.5)   (1,273.8)               (2.2)
Construction in progress--TyCom Global
  Network.......................................     (1,307.5)             --     (1,307.5)         --                  --
Acquisition of businesses, net of cash
  acquired......................................     (7,204.9)       (3,473.2)    (9,361.3)   (3,473.2)                 --
Disposal of businesses, net of cash sold........        904.1            74.4        904.1        74.4                  --
Capital contribution............................           --              --       (275.0)         --                  --
Net increase in investments.....................       (155.3)         (229.4)      (155.3)     (229.4)                 --
Other...........................................       (229.4)          (56.5)      (229.4)      (56.5)                 --
                                                    ---------       ---------     ---------   ---------          ---------
  Net cash (used in) provided by investing
    activities..................................     (8,544.3)       (4,958.5)    (11,791.9)  (4,958.5)              816.2
                                                    ---------       ---------     ---------   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) long-term debt,
  net...........................................      4,392.3         2,281.5      6,595.5     2,281.5            (2,203.2)
Proceeds from sale of common shares.............      2,196.6              --      2,196.6          --                  --
Proceeds from exercise of options...............        480.7           144.4        480.7       144.4                  --
Dividends paid..................................        (65.7)          (64.5)       (65.7)      (64.5)                 --
Repurchase of common shares by subsidiary.......     (1,254.3)       (1,188.1)    (1,254.3)   (1,188.1)                 --
Repurchase of common shares of subsidiary.......       (216.4)             --       (216.4)         --                  --
Capital contribution............................           --              --           --          --               275.0
Other...........................................        (12.6)          (14.1)       (12.6)      (14.1)                 --
                                                    ---------       ---------     ---------   ---------          ---------
  Net cash provided by (used in) financing
    activities..................................      5,520.6         1,159.2      7,723.8     1,159.2            (1,928.2)
                                                    ---------       ---------     ---------   ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................      1,336.3          (581.7)       436.1      (581.7)           (1,256.2)
                                                    ---------       ---------     ---------   ---------          ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD........................................      1,264.8         1,762.0      1,264.8     1,762.0             2,156.4
                                                    ---------       ---------     ---------   ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......    $ 2,601.1       $ 1,180.3     $1,700.9    $1,180.3           $   900.2
                                                    =========       =========     =========   =========          =========

    Data are shown for Tyco Industrial and Tyco Financial Services. Tyco Financial Services includes the results of The CIT Group, Inc., acquired on June 1, 2001. Transactions between Tyco Industrial and Tyco Financial Services have been eliminated in the Financial Statements of Tyco International and Consolidated Subsidiaries.

          See Notes to Consolidated Financial Statements (Unaudited).

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The unaudited consolidated financial statements presented herein include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (the "Company" or "Tyco").

    Tyco acquired The CIT Group, Inc. ("CIT"), an independent commercial finance company, on June 1, 2001. CIT and all its subsidiaries are also referred to as "Tyco Financial Services". The discussion and financial data presented herein are furnished separately for each of the following:

    - Tyco Industrial--This represents Tyco International Ltd. and all its subsidiaries other than Tyco Financial Services, whose results of operations are included in Tyco Industrial's operating results and are presented on a one-line basis.

    - Tyco Financial Services--This includes the operating results of CIT and all its subsidiaries subsequent to June 1, 2001, the date of its acquisition by Tyco.

    - Consolidated--This represents the consolidation of Tyco Industrial and Tyco Financial Services.

    The effects of transactions among related companies in each of the above-mentioned groups are eliminated in the Consolidated Statements. Information presented in the Notes to Consolidated Financial Statements refers to Tyco International Ltd. and consolidated subsidiaries unless otherwise indicated.

    The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and the audited Consolidated Financial Statements of CIT for the year ended
December 31, 2000 included in Tyco's Current Report on Form 8-K filed on
April 3, 2001. Included in CIT's December 31, 2000 financial statements is a summary of the significant accounting policies used in determining CIT's financial position, cash flows and results of operations, which are now being used in determining the financial position, cash flows and results of operation of the Tyco Financial Services segment.

    The consolidated financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation. All references in this Form 10-Q to "$" are to U.S. dollars.

    ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Tyco expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized but instead will be assessed for impairment at least as often as annually. Goodwill resulting from

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquisitions initiated after June 30, 2001 will be immediately subject to the nonamortization provisions of SFAS No. 142. The Company is currently assessing the impact of these new standards. Goodwill amortization expense for the nine months ended June 30, 2001 was $413.2 million.

2. ACQUISITIONS AND DIVESTITURES

    During the first nine months of Fiscal 2001, the Company purchased businesses for an aggregate cost of $17,099.6 million, consisting of $6,664.3 million in cash, net of cash acquired, and the issuance of approximately 211.2 million common shares valued at $10,435.3 million. In addition, $540.6 million of cash was paid out during the nine months for purchase accounting liabilities related to current and prior years' acquisitions, which includes approximately $49.5 million relating to earn-out liabilities on certain acquisitions and $24.2 million in transaction costs paid related to the acquisition of Tyco Financial Services. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and Tyco common shares and net proceeds from the disposal of businesses. Debt of acquired companies aggregated $40,690.6 million, including $39,176.7 million of debt of CIT. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates. In connection with Fiscal 2001 acquisitions, the Company recorded purchase accounting liabilities of $670.9 million for transaction costs and the costs of integrating the acquired companies. Details regarding these purchase accounting liabilities are set forth below.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (a) the total consideration paid for the acquired company over (b) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in the first nine months of Fiscal 2001, Tyco recorded approximately $17,049.4 million in goodwill and other intangible assets.

    Fiscal 2001 purchase acquisitions include, among others, the acquisitions of Mallinckrodt Inc. ("Mallinckrodt") and CIGI Investment Group, Inc. ("CIGI") in October 2000, InnerDyne, Inc. ("InnerDyne") and Lucent Technologies' Power Systems business unit ("LPS") in December 2000, Simplex Time Recorder ("Simplex") in January 2001, Scott Technologies, Inc. ("Scott") in May 2001 and CIT in June 2001. Mallinckrodt, a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief, was purchased for approximately 65.2 million Tyco common shares valued at $3,096.9 million and has been integrated within the Healthcare and Specialty Products segment. CIGI, a designer and manufacturer of inductors and isolation transformers for telecommunications applications, primarily modems, Digital Subscriber Lines (DSL) and network equipment, was purchased for approximately
2.3 million Tyco common shares valued at $118.9 million, plus cash of $24.4 million, and has been integrated within the Electronics segment. InnerDyne, a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures, was purchased for approximately 3.2 million Tyco common shares valued at $178.0 million and has been integrated within the Healthcare and Specialty Products segment. LPS, a provider of a full line of energy solutions and power products for telecommunications service providers and for the computer industry, was purchased for approximately $2,501.0 million in cash and has been integrated within the Electronics segment. Simplex, a manufacturer of fire and security products and communications systems including control panels, detection devices and system software, was purchased

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) for approximately $1,072.3 million in cash and has been integrated within the Fire and Security Services segment. Scott, a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets, was purchased for approximately 7.5 million Tyco common shares valued at $391.1 million and has been integrated within the Fire and Security Services segment. CIT, a world leader in financing and leasing capital for companies in more than 30 industries, was purchased for $9,455.5 million, consisting of: the issuance of approximately 133.0 million Tyco common shares, valued at $6,650.4 million, for approximately 73% of the outstanding shares of CIT; a cash payment of $2,486.4 million to Dai-Ichi Kangyo Bank, Limited for the purchase of approximately 27% of the outstanding shares of CIT; and options assumed valued at $318.7 million. The $9,455.5 million purchase price plus
$29.2 million in acquisition related costs incurred by Tyco Industrial have been reflected in CIT's books as a non-cash contribution by Tyco, in accordance with "push-down" accounting for business combinations.

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

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes activity with respect to purchase accounting liabilities in Fiscal 2001 ($ in millions):

                                               SEVERANCE              FACILITIES          OTHER
                                          --------------------   ---------------------   --------
                                          NUMBER OF              NUMBER OF
                                          EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                          ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30,
  2000..................................     4,956     $154.1         84       $150.4     $ 68.1     $372.6
Fiscal 2001 acquisition reserves(1).....     8,394      324.2        225        203.7      143.0      670.9
Changes in estimates....................     2,902       35.8         64         19.5       62.7      118.0
Reversal to goodwill in Fiscal 2001.....    (1,569)     (15.9)        (9)       (21.7)     (11.9)     (49.5)
Fiscal 2001 utilization.................   (10,748)    (269.1)      (122)       (87.6)    (138.2)    (494.9)
                                           -------     ------       ----       ------     ------     ------
Ending balance at June 30, 2001              3,935     $229.1        242       $264.3     $123.7     $617.1
                                           =======     ======       ====       ======     ======     ======

------------------------------

(1) Included within the $670.9 million Fiscal 2001 acquisition reserves is $39.1 million in purchase accounting liabilities recorded by Tyco related to the acquisition and integration of CIT and reported as a liability of Tyco Financial Services.

    In connection with Fiscal 2001 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 225 facilities. The costs of employee termination benefits relate to the elimination of 4,338 positions in the United States, 2,164 positions in Canada and Latin America, 949 positions in Europe and 943 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, administrative, technical and sales and marketing personnel. Facilities initially designated for closure or consolidation include 135 facilities in the United States, 37 facilities in the Asia-Pacific region, 31 facilities in Europe and 22 facilities in Canada and Latin America, consisting primarily of sales offices, administrative offices and manufacturing plants. With respect to Fiscal 2001 acquisitions, at June 30, 2001, 6,379 employees had been terminated and 58 facilities had been closed or consolidated.

    Changes in estimates recorded during the nine months ended June 30, 2001 relate primarily to revisions associated with finalizing the integration of the Electronic OEM Business of Thomas & Betts, AFC Cable Systems, Inc., Critchley Group PLC and Siemens Electromechanical Components GmbH & Co. KG, all acquired during Fiscal 2000. These changes in estimates resulted in additional purchase accounting liabilities of $118.0 million and a corresponding increase in goodwill and deferred tax assets. These revisions include the elimination of an additional 2,902 employees, related primarily to manufacturing plants and sales and administrative offices in Europe, the United States and the Asia-Pacific region. Additional facilities designated for closure consist of 35 facilities in the United States, 16 facilities in the Asia-Pacific region, 8 facilities in Europe and 5 facilities in Canada and Latin America, primarily manufacturing plants and sales offices.

    Also, during the nine months ended June 30, 2001, Tyco reduced its estimate of purchase accounting liabilities recorded in prior periods by $49.5 million, primarily because costs were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, Tyco is still in the process of obtaining information to finalize estimates for the fair values of certain assets acquired and liabilities assumed.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    At June 30, 2001, a total of $617.1 million purchase accounting reserves remained in the Consolidated Balance Sheet, of which $573.5 million are included in accrued expenses and other current liabilities and $43.6 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

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

                                                          FOR THE NINE MONTHS
                                                            ENDED JUNE 30,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
                                                         (IN MILLIONS, EXCEPT
                                                            PER SHARE DATA)
Total revenues.........................................  $31,611.8   $29,632.4
Income before extraordinary items and cumulative
  effect of accounting change..........................    3,345.7     2,409.4
Net income.............................................    3,302.3     2,409.2
Earnings per common share:
Basic..................................................  $    1.77   $    1.27
Diluted................................................       1.75        1.25

    On May 30, 2001, a subsidiary of Tyco entered into a definitive agreement to acquire C.R. Bard, Inc. ("Bard"), a multinational developer, manufacturer and marketer of healthcare products used for vascular, urological and oncological diagnosis and intervention, as well as surgical specialties, in a tax-free stock-for-stock merger, in exchange for approximately 58 million Tyco common shares. The transaction is valued at approximately $3.2 billion, including the assumption of net debt of $72.9 million. The merger has been approved by Bard shareholders but is still contingent upon customary regulatory review. If approved, Bard will be integrated within Tyco's Healthcare group and the transaction will be accounted for as a purchase.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

3. FINANCE RECEIVABLES, NET

    The following table presents the details of Tyco Financial Services' finance receivables, net ($ in millions):

                                                              JUNE 30, 2001
                                                              -------------
Loans:
  Commercial................................................    $18,384.2
  Consumer..................................................      2,780.7
Lease receivables...........................................      9,700.8
                                                                ---------
Finance receivables.........................................     30,865.7
Reserve for credit losses...................................       (463.8)
                                                                ---------
  Finance receivables, net..................................    $30,401.9
                                                                =========

Net finance receivables exclude $10,575.0 million of finance receivables previously securitized and managed by Tyco Financial Services.

    The following table presents changes in Tyco Financial Services' reserve for credit losses ($ in millions):

Balance, June 2, 2001.......................................     $462.7
Provision for credit losses.................................       18.6
Net credit losses...........................................      (18.5)
Other.......................................................        1.0
                                                                 ------
Balance, June 30, 2001......................................     $463.8
                                                                 ======
Reserve for credit losses as a percentage of finance
  receivables at June 30, 2001..............................       1.50%
                                                                 ======

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

4. DEBT

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
    Loans payable and current maturities of long-term debt
      are as follows ($ in millions):

TYCO INDUSTRIAL
Variable-rate senior notes..................................  $      --     $   499.7
Fixed-rate senior notes.....................................      299.9         749.2
Note payable to Tyco Financial Services.....................      400.0            --
Other.......................................................      418.7         288.3
                                                              ---------     ---------
                                                                1,118.6     $ 1,537.2
                                                              ---------     =========
TYCO FINANCIAL SERVICES(1)
Commercial paper
  U.S.......................................................    8,692.5
  Non-U.S...................................................      463.3
Variable-rate senior notes..................................    5,185.0
Fixed-rate senior notes.....................................    2,887.9
Fixed-rate subordinated notes...............................      100.0
                                                              ---------
                                                               17,328.7

Eliminations................................................     (400.0)
                                                              ---------
CONSOLIDATED LOANS PAYABLE AND CURRENT MATURITIES OF
  LONG-TERM DEBT............................................  $18,047.3
                                                              =========
    Long-term debt is as follows ($ in millions):

TYCO INDUSTRIAL
Commercial paper
  U.S.......................................................  $ 3,816.6     $ 2,420.6
  Non-U.S...................................................       23.3         172.9
Fixed-rate senior notes.....................................    8,609.7       6,395.0
Zero coupon convertible senior debentures...................    5,750.3            --
Zero coupon convertible subordinated debentures.............       31.1          35.0
Other.......................................................      375.1         438.3
                                                              ---------     ---------
                                                               18,606.1     $ 9,461.8
                                                              ---------     =========
TYCO FINANCIAL SERVICES(1)
Variable-rate senior notes..................................    4,671.3
Fixed-rate senior notes.....................................   14,758.7
                                                              ---------
                                                               19,430.0
                                                              ---------
CONSOLIDATED LONG-TERM DEBT.................................  $38,036.1
                                                              =========

------------------------------

(1) Tyco Financial Services' senior notes and commercial paper have a priority position over other obligations of Tyco Financial Services. Tyco Financial
    Services' debt is not an obligation of Tyco Industrial, and Tyco International Ltd. has not guaranteed this debt.

    In November 2000, Tyco Industrial completed a private placement offering of $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

4. DEBT (CONTINUED)
proceeds of approximately $3,374,000,000. Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions are met. The Company may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2001, 2003, 2005, 2007 or 2014. If the November 17, 2001 option is exercised, the Company may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. In December 2000, Tyco filed a registration statement registering the securities for resale by the holders. The net proceeds were used to finance acquisitions and to repay borrowings under the commercial paper program of Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco and Tyco's corporate finance subsidiary, which is included as part of Tyco Industrial.

    In December 2000, in accordance with the terms of the original issuance, TIG exchanged its 6.125% euro denominated private placement notes due 2007 for public notes. The form and terms of the public notes are identical in all material respects to the form and terms of the outstanding private placement notes of the corresponding series, except that the public notes are not subject to restrictions on transfer under United States securities laws.

    In February 2001, TIG issued $1.0 billion 6.375% notes due 2006 and
$1.0 billion 6.75% notes due 2011 in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately
$1,982.1 million were used primarily to repay borrowings under TIG's commercial paper program.

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

    In February 2001, TIG replaced its $4.5 billion and $0.5 billion revolving credit facilities with a $3.855 billion facility expiring on February 6, 2002, with an option to extend to February 6, 2003, and a $2.0 billion facility expiring on February 6, 2006. These credit facilities are guaranteed by Tyco. Under the terms of the facilities, the Company is required to meet certain covenants, none of which is considered restrictive to its operations. Also in May 2001, TIG increased the borrowing capacity under its commercial paper program from $5.0 billion to $5.855 billion. TIG plans to use the credit facilities to support borrowings under its commercial paper program and therefore expects these facilities to remain largely undrawn.

    In June 2001, CIT filed a shelf registration to enable it to offer from time to time debt securities at an aggregate initial offering price not to exceed $16.2 billion. This shelf registration statement was declared effective in August 2001 and $1.0 billion was subsequently drawndown.

    Tyco Industrial recorded extraordinary items of $13.7 million and $0.2 million, net of tax, in the nine months ended June 30, 2001 and 2000, respectively, which consisted of charges related to the early extinguishment of debt.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

5. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows ($ in millions, except per share data):

                                                     FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                         JUNE 30, 2001                     JUNE 30, 2000
                                                -------------------------------   -------------------------------
                                                                      PER SHARE                         PER SHARE
                                                 INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Consolidated income before extraordinary
    items and cumulative effect of accounting
    change....................................  $1,220.2   1,808.5      $0.67      $997.3    1,687.1      $0.59
  Stock options...............................        --      22.4                              21.8
  Exchange of LYONs debt due 2010.............       0.4       3.2                    0.4        3.6
                                                --------   -------                 ------    -------
DILUTED EARNINGS PER COMMON SHARE:
  Consolidated income before extraordinary
    items and cumulative effect of accounting
    change, giving effect to dilutive
    adjustments...............................  $1,220.6   1,834.1      $0.67      $997.7    1,712.5      $0.58
                                                ========   =======      =====      ======    =======      =====

                                                  FOR THE NINE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                        JUNE 30, 2001                     JUNE 30, 2000
                                               -------------------------------   -------------------------------
                                                                     PER SHARE                         PER SHARE
                                                INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                               --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Consolidated income before extraordinary
    items and cumulative effect of accounting
    change...................................  $3,376.7   1,764.2      $1.91     $2,610.0   1,689.1      $1.55
  Stock options..............................        --      22.5                              20.2
  Exchange of LYONs debt due 2010............       0.8       3.4                     1.2       4.1
                                               --------   -------                --------   -------
DILUTED EARNINGS PER COMMON SHARE:
  Consolidated income before extraordinary
    items and cumulative effect of accounting
    change, giving effect to dilutive
    adjustments..............................  $3,377.5   1,790.1      $1.89     $2,611.2   1,713.4      $1.52
                                               ========   =======      =====     ========   =======      =====

    The computation of diluted earnings per common share in the quarters ended June 30, 2001 and 2000 and the nine months ended June 30, 2001 and 2000 excludes the effect of the assumed exercise of approximately 13.8 million, 18.2 million,
10.6 million and 16.8 million stock options, respectively, because the effect would be anti-dilutive. Diluted earnings per common share also excludes
48.0 million and 26.4 million shares related to the zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions were not met.

6. SHAREHOLDERS' EQUITY

    The Company has authorized 125,000,000 preference shares, par value of $1 per share, none of which was issued or outstanding at June 30, 2001 or September 30, 2000. Tyco also has authorized 2,500,000,000 common shares, par value of $.20 per share, 1,935,521,933 and 1,684,511,070 of which were outstanding, net of 8,235,528 and 31,551,310 shares owned by subsidiaries, at June 30, 2001 and September 30, 2000, respectively. Included within Tyco's outstanding common shares at June 30, 2001 are 7,040,905 common shares representing the assumed exchange of 10,193,868 exchangeable shares (at

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

6. SHAREHOLDERS' EQUITY (CONTINUED)
0.6907 of a Tyco common share per exchangeable share). Exchangeable shares of CIT Exchangeco Inc., a wholly-owned subsidiary of CIT, were issued by CIT prior to its acquisition by Tyco. In connection with the acquisition of CIT, each outstanding exchangeable share, which was exchangeable prior to the merger for one share of CIT common stock, became exchangeable for 0.6907 of a Tyco common share. The holders of these exchangeable shares have dividend, liquidation and voting rights equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to 0.6907 of a Tyco common share. These shares may be exchanged for Tyco common shares at any time at the option of the holder. The Company may redeem these shares for Tyco common shares at any time on or after November 1, 2004.

    Contributed Surplus includes $200.3 million and $59.4 million in deferred compensation at June 30, 2001 and September 30, 2000, respectively.

    Tyco has paid a quarterly cash dividend of $0.0125 per common share in each of the first three quarters of Fiscal 2001 and Fiscal 2000.

    On June 6, 2001, Tyco sold 39 million common shares for approximately $2,198.0 million in an underwritten public offering. Net proceeds from the offering were $2,196.6 million and were used to repay debt incurred to finance recent acquisitions.

7. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS), NET

    The following table summarizes activity with respect to net merger, restructuring and other non-recurring charges (credits) in the first nine months of Fiscal 2001 ($ in millions):

                                                      SEVERANCE              FACILITIES          OTHER
                                                 --------------------   ---------------------   --------
                                                                          NUMBER
                                                 NUMBER OF                  OF
                                                 EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                 ---------   --------   ----------   --------   --------   --------
Total reserve balance at September 30, 2000....    1,630      $22.8          18       $57.1      $286.0     $365.9
Fiscal 2001 charges............................    5,959       85.9         123        85.3        43.5      214.7
Revisions in estimates.........................       --         --          --          --      (166.8)    (166.8)
Fiscal 2001 utilization........................   (5,889)     (58.4)        (23)      (65.4)      (75.9)    (199.7)
                                                  ------      -----         ---       -----      ------     ------
Ending balance at June 30, 2001                    1,700      $50.3         118       $77.0      $ 86.8     $214.1
                                                  ======      =====         ===       =====      ======     ======

    During the nine months ended June 30, 2001, Tyco recorded a net restructuring and other non-recurring charge of $47.9 million. The net charge is comprised of restructuring and other non-recurring charges of $214.7 million, of which a charge of $39.8 million related to inventory was included in cost of sales, primarily related to the closure of several manufacturing plants, sales offices, warehouses and administrative offices and charges for an environmental remediation project. The charge is partially offset by a restructuring and other non-recurring credit of $166.8 million related to the settlement of litigation in which Tyco was provided with an ongoing OEM arrangement valued at $166.8 million. In addition, the Company incurred a non-recurring charge of $39.0 million related to the write-up of inventory under purchase accounting. The $39.0 million non-recurring charge has been included in cost of sales.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

7. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CREDITS), NET (CONTINUED)

    During the nine months ended June 30, 2000, Tyco recorded a net merger, restructuring and other non-recurring credit of $81.3 million. The net credit is comprised of a credit of $117.2 million representing a revision of estimates for accrued merger, restructuring and other non-recurring charges recorded in prior periods, offset by restructuring and other non-recurring charges of $35.9 million. The $117.2 million credit is comprised of revisions of $80.3 million related primarily to the merger with AMP Incorporated ("AMP") and costs associated with AMP's profit improvement plan, of which $6.3 million is included in cost of sales; $21.4 million related to the Company's 1997 restructuring plans; and $15.5 million related primarily to the merger with United States Surgical Corporation ("USSC"). The charges of $35.9 million consist of $16.9 million related to the restructuring activities in AMP's Brazilian operations and wireless communications business, of which $0.9 million is included in cost of sales; $11.1 million related to USSC's suture business; and $7.9 million related to Tyco exiting USSC's interventional cardiology business, of which $6.4 million is included in cost of sales.

    At June 30, 2001, a total of $214.1 million restructuring and other non-recurring reserves remained in the Consolidated Balance Sheet, of which $183.8 million is included in accrued expenses and other current liabilities and $30.3 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within one year, except for certain long-term contractual obligations.

8. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    During the nine months ended June 30, 2001, certain segments recorded charges totaling $27.9 million related primarily to the impairment of property, plant and equipment associated with the closure of manufacturing plants.

    During the nine months ended June 30, 2000, the Healthcare and Specialty Products segment recorded charges of $99.0 million related primarily to an impairment in goodwill and other intangible assets associated with exiting the interventional cardiology business of USSC.

9. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows ($ in millions):

                                                        FOR THE QUARTERS          FOR THE NINE MONTHS
                                                         ENDED JUNE 30,              ENDED JUNE 30,
                                                     ----------------------      ----------------------
                                                       2001          2000          2001          2000
                                                     --------      --------      --------      --------
Net income.....................................      $1,216.8      $  997.3      $3,333.3      $2,609.8
  Unrealized gain (loss) on securities, net of
    tax........................................        (110.7)        819.7      (1,099.0)        830.1
  Changes in fair values of derivatives
    qualifying as cash flow hedges.............         (20.0)           --         (20.0)           --
  Foreign currency translation adjustment......         (84.9)        (58.6)       (382.2)       (210.3)
                                                     --------      --------      --------      --------
Total comprehensive income.....................      $1,001.2      $1,758.4      $1,832.1      $3,229.6
                                                     ========      ========      ========      ========

10. CONSOLIDATED SEGMENT DATA

   Tyco has historically reported its operations in five business segments. During the third quarter of fiscal 2001, a change was made to the Company's internal management reporting structure, such that

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

10. CONSOLIDATED SEGMENT DATA (CONTINUED) the operations of the former Flow Control Products and Services segment are now reported through the Fire and Security Services and Electronics segments. Tyco has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

    On June 1, 2001, Tyco acquired CIT, also referred to as Tyco Financial Services. Tyco Financial Services' operating activities include vendor, equipment, commercial, factoring, consumer, and structured financing and leasing.

    Selected information for Tyco Industrial's four manufacturing and service segments and the Tyco Financial Services segment is presented in the following table. The segment profit measure for Tyco Industrial's businesses is operating profit (earnings before interest, corporate expenses, goodwill amortization and income taxes). The segment profit measure for Tyco Financial Services is earnings before goodwill amortization and income taxes ($ in millions).

                                                                   FOR THE QUARTERS                 FOR THE NINE MONTHS
                                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                                              ---------------------------       ---------------------------
                                                                 2001             2000             2001             2000
                                                              ----------       ----------       ----------       ----------
REVENUES:
  Tyco Industrial
    Electronics........................................       $  3,220.5       $  2,970.5       $ 10,101.6       $  8,173.7
    Healthcare and Specialty Products..................          2,266.3          1,645.8          6,492.2          4,794.1
    Fire and Security Services.........................          2,688.9          2,125.1          7,411.3          6,206.5
    Telecommunications.................................            600.8            676.4          1,690.1          1,952.2
  Tyco Financial Services segment revenue (June 2 -
    June 30, 2001).....................................            513.8               --            513.8               --
  Corporate items......................................            (65.8)(1)           --            340.7(2)            --
                                                              ----------       ----------       ----------       ----------
CONSOLIDATED REVENUES..................................       $  9,224.5       $  7,417.8       $ 26,549.7       $ 21,126.5
                                                              ==========       ==========       ==========       ==========

------------------------------

(1) Consists of a loss of $129.9 million related to the permanent impairment of an equity investment and a net gain of $64.1 million on the sale of shares of a subsidiary.

(2) Consists of a net gain on sale of businesses and investments of $276.6 million, which includes a $406.5 million net gain primarily related to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also includes a net gain of $64.1 million on the sale of shares of a subsidiary.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

10. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                                      FOR THE QUARTERS             FOR THE NINE MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                   -----------------------       -----------------------
                                                                     2001           2000           2001           2000
                                                                   --------       --------       --------       --------
SEGMENT PROFIT:
  Tyco Industrial
    Electronics.............................................       $  797.7       $  752.6 (3)   $2,393.5 (5)   $2,007.4 (9)
    Healthcare and Specialty Products.......................          542.0          381.5 (4)    1,233.5 (6)    1,031.4 (10)
    Fire and Security Services..............................          456.8 (1)      369.5        1,270.2 (7)    1,036.4 (11)
    Telecommunications......................................          142.6          155.8          320.6          385.4
                                                                   --------       --------       --------       --------
      Total Tyco Industrial operating profit................        1,939.1        1,659.4        5,217.8        4,460.6
  Tyco Financial Services earnings before income taxes
    (June 2 - June 30, 2001)                                          138.2             --          138.2             --
                                                                   --------       --------       --------       --------
      Total segment profits.................................        2,077.3        1,659.4        5,356.0        4,460.6
  Corporate expenses........................................         (118.8)(2)      (50.6)         342.4 (8)     (144.8)
  Goodwill amortization expense.............................         (164.8)         (79.3)        (413.2)        (249.4)
  Tyco Industrial interest expense, net.....................         (178.9)        (195.8)        (574.3)        (566.7)
Consolidated provision for income taxes.....................         (378.8)        (333.7)      (1,294.2)        (882.7)
Consolidated minority interest..............................          (15.8)          (2.7)         (40.0)          (7.0)
                                                                   --------       --------       --------       --------
CONSOLIDATED INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................       $1,220.2       $  997.3       $3,376.7       $2,610.0
                                                                   ========       ========       ========       ========

------------------------------

(1) Includes a restructuring and other non-recurring charge of $50.2 million, of which $7.4 million is included in cost of sales, primarily related to the closure of facilities. Also includes a charge of $2.8 million related to the impairment of property, plant and equipment associated with the closure of these facilities.

(2) Includes a loss of $129.9 million related to the permanent impairment of an equity investment and a net gain of $64.1 million on the sale of shares of a subsidiary.

(3) Includes a merger, restructuring and other non-recurring credit of $9.8 million, representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(4) Includes restructuring and other non-recurring charges of $2.9 million related to USSC's suture business.

(5) Includes a restructuring and other non-recurring charge of $119.7 million, of which $28.2 million is included in cost of sales, primarily related to the closure of facilities, and a non-recurring charge of $14.0 million related to the write-up of inventory under purchase accounting, which is included in cost of sales. Also includes a charge of $14.2 million related to the impairment of property, plant and equipment associated with the closure of these facilities.

(6) Includes the write-off of purchased in-process research and development of $184.3 million, a non-recurring charge of $25.0 million related to the write-up of inventory under purchase accounting, and restructuring and other non-recurring charges of $9.0 million, of which $4.2 million is included in cost of sales, related to the closure of two manufacturing plants. Also includes a charge of $9.6 million primarily related to the impairment of property, plant and equipment associated with the closure of these plants.

(7) Includes a restructuring and other non-recurring charge of $82.6 million, of which $7.4 million is included in cost of sales, primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices and also includes a charge of $4.1 million primarily related to the impairment of property, plant and equipment associated with the closure of these facilities.

(8) Includes a net gain on sale of businesses and investments of $276.6 million, consisting of a $406.5 million net gain primarily related to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also includes a net gain of $64.1 million on the sale of shares of a subsidiary. Also includes a non-recurring credit of $166.8 million related to the settlement of litigation, and a non-recurring charge of $3.4 million related to severance.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

10. CONSOLIDATED SEGMENT DATA (CONTINUED)
(9) Includes a credit of $80.3 million, of which a $6.3 million credit is included in cost of sales, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan and a restructuring charge of $16.9 million, of which a $0.9 million charge is included in cost of sales, related to AMP's Brazilian operations and wireless communications business.

(10) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which
    $6.4 million is included in cost of sales, related to exiting USSC's interventional cardiology business. Includes restructuring and other non-recurring charges of $11.1 million related to USSC's suture business. Also includes a credit of $25.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals consisting of $15.5 million related primarily to the merger with USSC and $10.2 million related to the Company's 1997 restructuring accruals.

(11) Includes a credit of $11.2 million representing a revision in estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

11. SUPPLEMENTARY BALANCE SHEET INFORMATION

   Tyco Industrial's inventories are classified as follows ($ in millions):

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2001         2000
                                                              --------   -------------
Purchased materials and manufactured parts..................  $1,641.9     $1,076.5
Work in process.............................................   1,138.3      1,105.1
Finished goods..............................................   2,580.8      1,663.5
                                                              --------     --------
                                                              $5,361.0     $3,845.1
                                                              ========     ========

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

11. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)
    Net property, plant and equipment (including equipment leased to others) is as follows ($ in millions):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
TYCO INDUSTRIAL
Land........................................................  $   531.2     $   538.8
Buildings...................................................    2,420.5       2,416.1
Subscriber systems..........................................    3,622.7       3,200.7
Machinery and equipment.....................................    7,734.3       7,089.5
Leasehold improvements......................................      352.6         295.8
Construction in progress....................................    1,066.3         727.6
Accumulated depreciation....................................   (6,286.7)     (6,050.1)
                                                              ---------     ---------
                                                                9,440.9     $ 8,218.4
                                                              ---------     =========

TYCO FINANCIAL SERVICES
Buildings and equipment.....................................      129.7
Equipment leased to others
  Commercial aircraft.......................................    2,045.6
  Railroad equipment........................................    1,723.5
  Information technology....................................      827.0
  Telecommunications........................................      566.9
  Manufacturing.............................................      435.3
  Business aircraft.........................................      352.1
  Transportation............................................      327.7
  Other.....................................................      904.3
                                                              ---------
                                                                7,312.1
                                                              ---------
CONSOLIDATED................................................  $16,753.0
                                                              =========

12. SUPPLEMENTARY CASH FLOW INFORMATION

    Tyco Financial Services' net increase in financing and leasing receivables consists of the following for the period June 2 - June 30, 2001 ($ in millions):

Loans extended..............................................  $(4,223.1)
Collections on loans........................................    3,457.4
Proceeds from asset and receivable sales....................    1,782.5
Purchases of assets to be leased............................     (237.2)
Net increase in short-term factoring........................       21.2
Net collection of non-recourse leveraged lease debt.........       17.6
                                                              ---------
                                                              $   818.4
                                                              =========

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

13. ACCOUNTING CHANGE--DERIVATIVE FINANCIAL INSTRUMENTS

    Effective October 1, 2000, Tyco adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. In accordance with the transition provisions of SFAS No. 133, Tyco recognized a cumulative effect adjustment, a $29.7 million loss, net of tax, to record the previously unrecognized fair market value of an interest rate swap and the associated debt instrument.

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

INTEREST RATE EXPOSURES

    Tyco uses interest rate swaps to hedge its exposure to interest rate risk by exchanging fixed rate interest on certain of its debt for variable rate amounts. These interest rate swaps are designated as fair value hedges. Certain of Tyco's interest rate swaps entered into during the quarter and nine months ended
June 30, 2001, as assessed using the short-cut method under SFAS No. 133, were highly effective. The ineffective element of the gains and losses on certain other interest rate swaps during the quarter and nine months ended June 30, 2001 have been recognized in interest expense, along with the effective element of the change in fair value of the interest rate swaps and the related hedged debt.

    As part of managing the exposure to changes in market interest rates, Tyco Financial Services, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against specified liabilities including commercial paper, or a specifically underwritten debt issue. Tyco Financial Services' primary hedge objectives include the conversion of variable-rate liabilities to fixed-rates, and the conversion of fixed-rate liabilities to variable-rates. The notional amounts, rates, indices and maturities of Tyco Financial Services' derivatives are required to closely match the related terms of Tyco Financial Services' hedged liabilities.

NET INVESTMENTS

    Tyco uses designated portions of foreign currency debt to hedge the foreign-currency exposure of certain net investments in foreign operations. A net unrealized gain of $5.9 million was included in the

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

13. ACCOUNTING CHANGE--DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) cumulative translation adjustment during the nine months ended June 30, 2001 in connection with these hedges.

    Tyco Financial Services uses foreign exchange forward contracts and cross currency swaps to hedge its net investments in foreign operations. A net unrealized gain of $13.0 million was included in the cumulative translation adjustment during the period June 2 - June 30, 2001 in connection with these hedges.

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

14. TYCO INTERNATIONAL GROUP S.A.

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

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2001

                                                          TYCO            TYCO
                                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                       -------------   -------------   ------------   -------------   ----------
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents...........................    $     7.6       $    12.0      $  2,581.5     $        --    $  2,601.1
Receivables, net....................................          3.1              --         8,309.6              --       8,312.7
Inventories.........................................           --              --         5,361.0              --       5,361.0
Finance receivables, net............................           --              --        30,401.9              --      30,401.9
Intercompany receivables............................        632.9           182.9         4,122.6        (4,938.4)           --
Construction in progress--TyCom Global Network......           --              --           944.2              --         944.2
TyCom Global Network placed in service, net.........           --              --           513.0              --         513.0
Property, plant and equipment (including equipment
  leased to others), net............................          6.5             0.6        16,745.9              --      16,753.0
Goodwill and other intangible assets, net...........           --             0.7        32,535.6              --      32,536.3
Investment in subsidiaries..........................     53,965.0        18,490.2              --       (72,455.2)           --
Intercompany loans receivable.......................        272.3        14,354.9         9,345.5       (23,972.7)           --
Other assets........................................         72.1           113.0        10,231.0          (946.5)      9,469.6
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS....................................    $54,959.5       $33,154.3      $121,091.8     $(102,312.8)   $106,892.8
                                                        =========       =========      ==========     ===========    ==========

LIABILITIES:
Loans payable and current maturities of long-term
  debt..............................................    $      --       $    89.5      $ 17,957.8     $        --    $ 18,047.3
Accounts payable....................................          0.2             0.2         3,975.9              --       3,976.3
Accrued expenses and other current liabilities......         29.9           109.1         9,168.3              --       9,307.3
Intercompany payables...............................      3,453.2           592.4           892.8        (4,938.4)           --
Long-term debt......................................      3,486.4        13,809.0        20,740.7              --      38,036.1
Intercompany loans payable..........................      9,345.5              --        14,627.2       (23,972.7)           --
Other liabilities...................................           --            35.5         5,133.0           599.3       5,767.8
                                                        ---------       ---------      ----------     -----------    ----------
    Total Liabilities...............................     16,315.2        14,635.7        72,495.7       (28,311.8)     75,134.8
                                                        ---------       ---------      ----------     -----------    ----------
Manditorily redeemable preference shares............           --              --           260.0              --         260.0
Minority interest...................................           --              --           310.8              --         310.8

SHAREHOLDERS' EQUITY:
Subsidiary preference shares........................           --              --         1,710.0        (1,710.0)           --
Common shares.......................................        390.4              --             5.2            (8.5)        387.1
Capital in excess:
  Share premium.....................................     21,136.5              --              --       (13,236.7)      7,899.8
  Contributed surplus...............................     13,396.8        12,665.0        28,710.7       (42,312.9)     12,459.6
  Accumulated earnings..............................      3,720.6         5,853.6        18,851.5       (16,732.9)     11,692.8
  Accumulated other comprehensive loss..............           --              --        (1,252.1)             --      (1,252.1)
                                                        ---------       ---------      ----------     -----------    ----------
    Total Shareholders' Equity......................     38,644.3        18,518.6        48,025.3       (74,001.0)     31,187.2
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $54,959.5       $33,154.3      $121,091.8     $(102,312.8)   $106,892.8
                                                        =========       =========      ==========     ===========    ==========

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                           TYCO            TYCO
                                                       INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                           LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                        -------------   -------------   ------------   -------------   ---------
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents............................    $    34.2       $     3.6      $ 1,227.0      $       --     $ 1,264.8
Receivables, net.....................................          1.2              --        5,629.2              --       5,630.4
Inventories..........................................           --              --        3,845.1              --       3,845.1
Intercompany receivables.............................        802.4            51.3        3,661.3        (4,515.0)           --
Construction in progress--TyCom Global Network.......           --              --          111.1              --         111.1
Property, plant and equipment (including equipment
  leased to others), net.............................          6.7              --        8,211.7              --       8,218.4
Goodwill and other intangible assets, net............           --             0.7       16,331.9              --      16,332.6
Investment in subsidiaries...........................     31,307.9        16,133.2             --       (47,441.1)           --
Intercompany loans receivable........................        269.2        10,678.8             --       (10,948.0)           --
Other assets.........................................          1.4            23.6        6,585.8        (1,608.9)      5,001.9
                                                         ---------       ---------      ---------      ----------     ---------
    TOTAL ASSETS.....................................    $32,423.0       $26,891.2      $45,603.1      $(64,513.0)    $40,404.3
                                                         =========       =========      =========      ==========     =========

LIABILITIES:
Loans payable and current maturities of long-term
  debt...............................................    $      --       $ 1,248.9      $   288.3      $       --     $ 1,537.2
Accounts payable.....................................          0.3             0.2        3,291.4              --       3,291.9
Accrued expenses and other current liabilities.......         25.3           118.3        4,995.3              --       5,138.9
Intercompany payables................................      2,447.8         1,213.5          853.7        (4,515.0)           --
Long-term debt.......................................           --         8,144.3        1,317.5              --       9,461.8
Intercompany loans payable...........................           --              --       10,948.0       (10,948.0)           --
Other liabilities....................................           --             4.4        3,159.6           433.8       3,597.8
                                                         ---------       ---------      ---------      ----------     ---------
    Total Liabilities................................      2,473.4        10,729.6       24,853.8       (15,029.2)     23,027.6
                                                         ---------       ---------      ---------      ----------     ---------
Minority interest....................................           --              --          343.5              --         343.5

SHAREHOLDERS' EQUITY:
Common shares........................................        345.0              --            5.1           (13.2)        336.9
Capital in excess:
  Share premium......................................     16,031.2              --             --       (10,797.9)      5,233.3
  Contributed surplus................................      5,973.3        12,665.0       14,365.6       (30,217.6)      2,786.3
  Accumulated earnings...............................      7,600.1         3,496.6        5,786.0        (8,455.1)      8,427.6
  Accumulated other comprehensive income.............           --              --          249.1              --         249.1
                                                         ---------       ---------      ---------      ----------     ---------
    Total Shareholders' Equity.......................     29,949.6        16,161.6       20,405.8       (49,483.8)     17,033.2
                                                         ---------       ---------      ---------      ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......    $32,423.0       $26,891.2      $45,603.1      $(64,513.0)    $40,404.3
                                                         =========       =========      =========      ==========     =========

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED JUNE 30, 2001

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                               -------------   -------------   ---------------   -------------   --------
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net revenue.................................    $     --         $   --          $8,776.5         $      --     $8,776.5
Equity in net income of unconsolidated
  subsidiaries..............................     1,369.9          766.7                --          (2,136.6)          --
Finance income..............................          --             --             417.9                --        417.9
Other income................................          --             --              95.9                --         95.9
Net gain on sale of shares of subsidiary....          --             --              64.1                --         64.1
Net loss on sale of businesses and
  investments...............................          --             --            (129.9)               --       (129.9)
                                                --------         ------          --------         ---------     --------
  Total revenues............................     1,369.9          766.7           9,224.5          (2,136.6)     9,224.5

COSTS AND EXPENSES
Cost of revenue.............................          --             --           5,412.5                --      5,412.5
Selling, general, administrative and other
  costs and expenses........................         3.2           (5.2)          1,794.3                --      1,792.3
Interest and other financial charges, net...        17.9          175.3             147.5                --        340.7
Provision for credit losses.................          --             --              18.6                --         18.6
Merger, restructuring and other
  non-recurring charges, net................          --             --              42.8                --         42.8
Charges for the impairment of long-lived
  assets....................................          --             --               2.8                --          2.8
Intercompany dividends, interest and fees...        96.5         (170.1)             73.6                --           --
                                                --------         ------          --------         ---------     --------
  Total costs and expenses..................       117.6             --           7,492.1                --      7,609.7
Income before income taxes, minority
  interest and extraordinary items..........     1,252.3          766.7           1,732.4          (2,136.6)     1,614.8
Income taxes................................          --             --            (343.3)            (35.5)      (378.8)
Minority interest...........................          --             --             (15.8)               --        (15.8)
                                                --------         ------          --------         ---------     --------
Income before extraordinary items...........     1,252.3          766.7           1,373.3          (2,172.1)     1,220.2
Extraordinary items, net of tax(2)..........          --             --              (3.4)               --         (3.4)
                                                --------         ------          --------         ---------     --------
NET INCOME..................................    $1,252.3         $766.7          $1,369.9         $(2,172.1)    $1,216.8
                                                ========         ======          ========         =========     ========

------------------------------

(1) Income before income taxes, minority interest and extraordinary items includes a net restructuring and other non-recurrring charge of
    $118.8 million, of which charges of $7.4 million are included in cost of sales. The net charge consists of a net loss on sale of investments of $129.9 million, restructuring and other non-recurring and impairment charges totaling $45.6 million, related to certain Fire and Security Services businesses, partially offset by a $64.1 million net gain on the sale of shares of a subsidiary.

(2)  Extraordinary items relate principally to the early extinguishment of debt.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED JUNE 30, 2000

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                               -------------   -------------   ---------------   -------------   --------
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net revenue.................................    $     --         $   --          $7,417.8         $      --     $7,417.8
Equity in net income of unconsolidated
  subsidiaries..............................       989.4          715.4                --          (1,704.8)          --
                                                --------         ------          --------         ---------     --------
  Total revenues............................       989.4          715.4           7,417.8          (1,704.8)     7,417.8

COSTS AND EXPENSES
Cost of revenue.............................          --             --           4,549.8                --      4,549.8
Selling, general, administrative and other
  costs and expenses........................         4.8            3.5           1,337.1                --      1,345.4
Interest and other financial charges, net...        (1.4)         185.9              11.3                --        195.8
Merger, restructuring and other
  non-recurring credits, net................          --             --              (6.9)               --         (6.9)
Intercompany dividends, interest and fees...       (69.9)        (189.6)            245.3              14.2           --
                                                --------         ------          --------         ---------     --------
  Total costs and expenses..................       (66.5)          (0.2)          6,136.6              14.2      6,084.1
Income before income taxes and minority
  interest..................................     1,055.9          715.6           1,281.2          (1,719.0)     1,333.7
Income taxes................................          --           (0.1)           (289.2)            (44.4)      (333.7)
Minority interest...........................          --             --              (2.7)               --         (2.7)
                                                --------         ------          --------         ---------     --------
NET INCOME..................................    $1,055.9         $715.5          $  989.3         $(1,763.4)    $  997.3
                                                ========         ======          ========         =========     ========

------------------------------

(1) Income before income taxes and minority interest includes a net restructuring and other non-recurring credit of $6.9 million. The net credit includes a merger and restructuring credit of $9.8 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan and restructuring and other non-recurring charges of $2.9 million related to USSC's suture business.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED JUNE 30, 2001

                                                 TYCO            TYCO
                                             INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
($ IN MILLIONS)                                  LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
---------------                              -------------   -------------   ---------------   -------------   ---------
REVENUES
Net revenue................................    $      --       $      --        $25,695.2        $      --     $25,695.2
Equity in net income of unconsolidated
  subsidiaries.............................      3,629.7         2,357.0               --         (5,986.7)           --
Finance income.............................           --              --            417.9               --         417.9
Other income...............................           --              --             95.9               --          95.9
Net gain on sale of shares of subsidiary...           --              --             64.1               --          64.1
Net gain on sale of businesses and
  investments..............................           --              --            276.6               --         276.6
                                               ---------       ---------        ---------        ---------     ---------
  Total revenues...........................      3,629.7         2,357.0         26,549.7         (5,986.7)     26,549.7

COSTS AND EXPENSES
Cost of revenue............................           --              --         15,901.1               --      15,901.1
Selling, general, administrative and other
  costs and expenses.......................         10.6             5.1          4,947.0               --       4,962.7
Interest and other financial charges,
  net......................................         32.0           533.5            170.6               --         736.1
Provision for credit losses................           --              --             18.6               --          18.6
Merger, restructuring and other
  non-recurring charges, net...............           --              --              8.1               --           8.1
Write-off of purchased in-process research
  and development..........................           --              --            184.3               --         184.3
Charges for the impairment of long-lived
  assets...................................           --              --             27.9               --          27.9
Intercompany dividends, interest and
  fees.....................................         88.3          (568.5)           480.2               --            --
                                               ---------       ---------        ---------        ---------     ---------
  Total costs and expenses.................        130.9           (29.9)        21,737.8               --      21,838.8
Income before income taxes, minority
  interest, extraordinary items and
  cumulative effect of accounting change...      3,498.8         2,386.9          4,811.9         (5,986.7)      4,710.9
Income taxes...............................           --            (0.2)        (1,128.5)          (165.5)     (1,294.2)
Minority interest..........................           --              --            (40.0)              --         (40.0)
                                               ---------       ---------        ---------        ---------     ---------
Income before extraordinary items and
  cumulative effect of accounting change...      3,498.8         2,386.7          3,643.4         (6,152.2)      3,376.7
Extraordinary items, net of tax(2).........           --              --            (13.7)              --         (13.7)
Cumulative effect of accounting change, net
  of tax(3)................................           --           (29.7)              --               --         (29.7)
                                               ---------       ---------        ---------        ---------     ---------
NET INCOME.................................    $ 3,498.8       $ 2,357.0        $ 3,629.7        $(6,152.2)    $ 3,333.3
                                               =========       =========        =========        =========     =========

------------------------------

(1) Income before income taxes, minority interest, extraordinary items and cumulative effect of accounting change includes a net restructuring and other non-recurring charge of $86.9 million, of which charges of $78.8 million are included in cost of sales. The net charge includes restructuring and other non-recurring charges of $253.7 million primarily related to the closure of several manufacturing plants, warehouses, sales offices and administrative offices and an environmental remediation project and a non-recurring credit of $166.8 million related to the settlement of litigation. Income before income taxes, minority interest, extraordinary items and cumulative effect of accounting change also includes the write-off of purchased in-process research and development of $184.3 million and a charge of $27.9 million primarily related to the impairment of property, plant and equipment associated with the closure of these facilities. Income before income taxes, minority interest and cumulative effect of accounting change includes a net gain on the sale of businesses and investments of $276.6 million,

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED) consisting of a $406.5 million net gain principally related to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also includes a net gain of $64.1 million on the sale of shares of a subsidiary.

(2)  Extraordinary items relate principally to the early extinguishment of debt.

(3) Cumulative effect of accounting change relates to Tyco recording the fair market value of a previously unrecognized interest rate swap and the associated debt instrument, in accordance with the requirements of SFAS No. 133.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 2000

                                                 TYCO            TYCO
                                             INTERNATIONAL   INTERNATIONAL        OTHER        CONSOLIDATING
($ IN MILLIONS)                                  LTD.         GROUP S.A.     SUBSIDIARIES(1)    ADJUSTMENTS      TOTAL
---------------                              -------------   -------------   ---------------   -------------   ---------
REVENUES
Net revenue................................    $      --       $      --        $21,126.5        $      --     $21,126.5
Equity in net income of unconsolidated
  subsidiaries.............................      2,575.1         2,037.9               --         (4,613.0)           --
                                               ---------       ---------        ---------        ---------     ---------
Total revenues.............................      2,575.1         2,037.9         21,126.5         (4,613.0)     21,126.5

COSTS AND EXPENSES
Cost of revenue............................           --              --         13,197.0               --      13,197.0
Selling, general, administrative and other
  costs and expenses.......................         10.7             4.7          3,831.0               --       3,846.4
Interest and other financial charges,
  net......................................         (2.2)          509.3             59.6               --         566.7
Merger, restructuring and other non-
  recurring credits, net...................           --              --            (82.3)              --         (82.3)
Charges for the impairment of long-lived
  assets...................................           --              --             99.0               --          99.0
Intercompany dividends, interest and
  fees.....................................       (160.7)         (514.2)           630.7             44.2            --
                                               ---------       ---------        ---------        ---------     ---------
  Total costs and expenses.................       (152.2)           (0.2)        17,735.0             44.2      17,626.8

Income before income taxes, minority
  interest and extraordinary items.........      2,727.3         2,038.1          3,391.5         (4,657.2)      3,499.7
Income taxes...............................           --            (0.2)          (809.2)           (73.3)       (882.7)
Minority interest..........................           --              --             (7.0)              --          (7.0)
                                               ---------       ---------        ---------        ---------     ---------
Income before extraordinary items..........      2,727.3         2,037.9          2,575.3         (4,730.5)      2,610.0
Extraordinary items, net of tax(2).........           --              --             (0.2)              --          (0.2)
                                               ---------       ---------        ---------        ---------     ---------
NET INCOME.................................    $ 2,727.3       $ 2,037.9        $ 2,575.1        $(4,730.5)    $ 2,609.8
                                               =========       =========        =========        =========     =========

------------------------------

(1) Income before income taxes, minority interest and extraordinary items includes charges for the impairment of long-lived assets of $99.0 million and net merger, restructuring and other non-recurring credits of $81.3 million, of which a charge of $1.0 million is included in cost of sales, primarily related to changes in estimates associated with the AMP merger and AMP's profit improvement plan, exiting USSC's interventional cardiology business, USSC's suture business and the Company's 1997 restructuring plans.

(2)  Extraordinary items relate principally to the early extinguishment of debt.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 2001

                                                           TYCO            TYCO
                                                       INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                            LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                        -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities.......................................    $ 1,280.6       $  (668.3)     $ 3,747.7       $      --     $ 4,360.0
                                                         ---------       ---------      ---------       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in Tyco Financial Services financing and
  leasing receivables................................           --              --          818.4              --         818.4
Purchase of property, plant and equipment............         (0.2)             --       (1,369.5)             --      (1,369.7)
Construction in progress--TyCom Global Network.......           --              --       (1,307.5)             --      (1,307.5)
Acquisition of businesses, net of cash acquired......           --              --       (7,204.9)             --      (7,204.9)
Disposal of businesses, net of cash sold.............           --              --          904.1              --         904.1
Net decrease (increase) in investments...............          5.1              --         (160.4)             --        (155.3)
Decrease (increase) in intercompany loans............         30.5        (3,676.1)            --         3,645.6            --
(Increase) decrease in investment in subsidiaries....     (9,775.6)             --        8,985.0           790.6            --
Other................................................           --              --         (229.4)             --        (229.4)
                                                         ---------       ---------      ---------       ---------     ---------
  Net cash (used in) provided by investing
    activities.......................................     (9,740.2)       (3,676.1)         435.8         4,436.2      (8,544.3)
                                                         ---------       ---------      ---------       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) long-term debt, net....      3,374.9         4,352.8       (3,335.4)             --       4,392.3
Proceeds from sale of common shares..................      2,196.6              --             --              --       2,196.6
Proceeds from sale of common shares for
  acquisitions.......................................      2,729.5              --       (2,729.5)             --            --
Proceeds from exercise of options....................        197.7              --          283.0              --         480.7
Dividends paid.......................................        (65.7)             --             --              --         (65.7)
Repurchase of common shares by subsidiary............           --              --       (1,254.3)             --      (1,254.3)
Financing from parent, net...........................           --              --        3,645.6        (3,645.6)           --
Capital contributions................................           --              --          790.6          (790.6)           --
Repurchase of common shares of subsidiary............           --              --         (216.4)             --        (216.4)
Other................................................           --              --          (12.6)             --         (12.6)
                                                         ---------       ---------      ---------       ---------     ---------
  Net cash provided by (used in) financing
    activities.......................................      8,433.0         4,352.8       (2,829.0)       (4,436.2)      5,520.6
                                                         ---------       ---------      ---------       ---------     ---------
Net (decrease) increase in cash and cash
  equivalents........................................        (26.6)            8.4        1,354.5              --       1,336.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....         34.2             3.6        1,227.0              --       1,264.8
                                                         ---------       ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........    $     7.6       $    12.0      $ 2,581.5       $      --     $ 2,601.1
                                                         =========       =========      =========       =========     =========

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

14. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 2000

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                     LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                 -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities................................     $ 387.1        $  (117.2)     $ 2,947.7       $      --     $ 3,217.6
                                                   -------        ---------      ---------       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.....        (6.4)              --       (1,267.4)             --      (1,273.8)
Acquisition of businesses, net of cash
  acquired....................................          --               --       (3,473.2)             --      (3,473.2)
Disposal of business, net of cash sold........          --               --           74.4              --          74.4
Net decrease (increase) in investments........        16.1               --         (245.5)             --        (229.4)
(Increase) in intercompany loans..............          --         (2,630.3)            --         2,630.3            --
(Increase) in investment in subsidiaries......      (387.8)              --             --           387.8            --
Other.........................................          --             (0.7)         (55.8)             --         (56.5)
                                                   -------        ---------      ---------       ---------     ---------
  Net cash used in investing activities.......      (378.1)        (2,631.0)      (4,967.5)        3,018.1      (4,958.5)
                                                   -------        ---------      ---------       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) long-term debt,
  net.........................................          --          2,737.2         (455.7)             --       2,281.5
Proceeds from exercise of options.............        62.4               --           82.0              --         144.4
Dividends paid................................       (64.5)              --             --              --         (64.5)
Repurchase of common shares by subsidiary.....          --               --       (1,188.1)             --      (1,188.1)
Financing from parent, net....................          --               --        2,630.3        (2,630.3)           --
Capital contributions.........................          --               --          387.8          (387.8)           --
Other.........................................          --               --          (14.1)             --         (14.1)
                                                   -------        ---------      ---------       ---------     ---------
  Net cash (used in) provided by financing
    activities................................        (2.1)         2,737.2        1,442.2        (3,018.1)      1,159.2
                                                   -------        ---------      ---------       ---------     ---------
Net increase (decrease) in cash and cash
  equivalents.................................         6.9            (11.0)        (577.6)             --        (581.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD......................................        22.8             15.4        1,723.8              --       1,762.0
                                                   -------        ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....     $  29.7        $     4.4      $ 1,146.2       $      --     $ 1,180.3
                                                   =======        =========      =========       =========     =========

15. SUBSEQUENT EVENTS

   On July 3, 2001, Tyco acquired the electronic security systems businesses of Cambridge Protection Industries, L.L.C., which includes SecurityLink and provides services to approximately one million residential, commercial and government customers. The transaction is valued at approximately $1 billion. The businesses are being integrated within Tyco's Fire and Security Services segment and the transaction will be accounted for as a purchase.

    On July 30, 2001, TIG issued $500 million floating rate notes due 2003,
$600 million 4.95% notes due 2003 and $700 million 5.8% notes due 2006 in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,787.9 million were used to repay borrowings under TIG's commercial paper program.

             TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES

15. SUBSEQUENT EVENTS (CONTINUED)
    On August 3, 2001, a subsidiary of Tyco entered into an agreement to acquire Sensormatic Electronics Corporation ("Sensormatic"), a global leader in electronic security, which develops, manufactures, markets, distributes and services security products for article protection, video surveillance, access control and asset tracking. Tyco's subsidiary will acquire Sensormatic in a tax free stock-for-stock transaction. The transaction will be effected through an exchange offer for the Sensormatic common stock followed by a merger. In the transaction, Sensormatic stockholders will receive, for each share of their Sensormatic shares, Tyco common shares valued at $24.00, based upon Tyco's average share price for a measurement period just prior to the initially-scheduled expiration of the exchange offer. If the Tyco average share price during the measurement period is less than $46.25, Tyco may terminate the transaction unless Sensormatic agrees to a fixed exchange ratio in the offer and merger of 0.5189. The transaction is valued at approximately $2.3 billion, including the assumption of net debt of approximately $116 million. The transaction is contingent upon the tender of a majority of the shares of Sensormatic common stock, customary regulatory review and certain other conditions. If the transaction is completed, Sensormatic will be integrated within Tyco's Fire and Security Services segment.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Tyco International Ltd. (the "Company" or "Tyco") acquired The CIT
Group, Inc. ("CIT"), an independent commercial finance company, on June 1, 2001. CIT and all its subsidiaries are also referred to as "Tyco Financial Services." The discussion and financial data presented herein are furnished separately for each of the following:

    - Tyco Industrial--This represents Tyco International Ltd. and all its subsidiaries other than Tyco Financial Services, whose results of operations are included in Tyco Industrial's operating results and are presented on a one-line basis.

    - Tyco Financial Services--This includes the operating results of CIT and all its subsidiaries subsequent to June 1, 2001, the date of its acquisition by Tyco.

    - Consolidated--This represents the consolidation of Tyco Industrial and Tyco Financial Services.

    Tyco has historically reported its operations in five business segments. During the third quarter of fiscal 2001, a change was made to the Company's internal management reporting structure, such that the operations of the former Flow Control Products and Services segment are now reported as part of the Fire and Security Services and Electronics segments. Tyco has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

                             RESULTS OF OPERATIONS

OVERVIEW

TYCO INDUSTRIAL

    Information for all periods presented below reflects the grouping of Tyco Industrial's businesses into four segments consisting of Electronics, Healthcare and Specialty Products, Fire and Security Services and Telecommunications.

    Tyco Industrial segment revenues increased 18.3% during the quarter ended June 30, 2001 to $8,776.5 million from $7,417.8 million in the quarter ended June 30, 2000. Income before extraordinary items was $1,220.2 million in the quarter ended June 30, 2001, as compared to $997.3 million in the quarter ended June 30, 2000. Income before extraordinary items for the quarter ended June 30, 2001 included a net charge of $118.8 million ($92.8 million after-tax charge) consisting of a net loss of $129.9 million related to the permanent impairment of an equity investment and restructuring and other non-recurring charges and impairment charges totaling $53.0 million related to certain Fire and Security Services businesses, partially offset by a $64.1 million net gain on the sale of shares of a subsidiary. Income before extraordinary items for the quarter ended June 30, 2000 included a net credit of $6.9 million consisting of a credit of $9.8 million representing a revision of estimates of merger, restructuring and other non-recurring accruals, offset by restructuring charges of $2.9 million related to United States Surgical Corporation's ("USSC") suture business.

    Tyco Industrial segment revenues increased 21.6% during the nine months ended June 30, 2001 to $25,695.2 million from $21,126.5 million in the nine months ended June 30, 2000. Income before extraordinary items and cumulative effect of accounting change was $3,376.7 million in the nine months ended
June 30, 2001, as compared to $2,610.0 in the nine months ended June 30, 2000. Income before extraordinary items and cumulative effect of accounting change for the nine months ended June 30, 2001 included a net credit of $41.6 million ($96.9 million after-tax charge) consisting of the following: (i) the write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"), restructuring and other non-recurring charges and impairment charges totaling $465.9 million primarily related to the closure of facilities within the Electronics and Fire and Security Services segments; (ii) a non-recurring credit of $166.8 million related to the settlement of litigation; (iii) a net gain on sale of businesses and investments of $276.6 million principally related to the sale of ADT Automotive, partially offset by the permanent impairment of an equity investment; and (iv) a $64.1 million net gain on the sale of shares of a subsidiary. Income before extraordinary items for the nine months ended June 30, 2000 included a net charge of $17.7 million
($20.0 million after-tax charge) consisting of restructuring and impairment charges of $134.9 million primarily related to the exiting of USSC's interventional cardiology business, offset by a credit of $117.2 million representing a revision of estimates of merger, restructuring and other non-recurring accruals.

    The following table details Tyco Industrial's revenue and earnings in the quarters and nine months ended June 30, 2001 and 2000 ($ in millions):

                                                               FOR THE QUARTERS      FOR THE NINE MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                              -------------------   ---------------------
                                                                2001       2000       2001        2000
                                                              --------   --------   ---------   ---------
                                                                             (UNAUDITED)
Total Tyco Industrial segment revenues......................  $8,776.5   $7,417.8   $25,695.2   $21,126.5
                                                              ========   ========   =========   =========
Total Tyco Industrial operating income, before certain
  (charges) credits(i)......................................  $1,939.1   $1,601.9   $ 5,518.6   $ 4,333.5
Merger, restructuring and other non-recurring (charges)
  credits, net..............................................     (50.2)       6.9       (86.9)       81.3
Write-off of purchased in-process research and
  development...............................................        --         --      (184.3)         --
Charge for the impairment of long-lived assets..............      (2.8)        --       (27.9)      (99.0)
Amortization of goodwill....................................    (150.4)     (79.3)     (398.8)     (249.4)
Corporate expense allocated to Tyco Financial Services......      (2.2)        --        (2.2)         --
                                                              --------   --------   ---------   ---------
Total Tyco Industrial operating income......................   1,733.5    1,529.5     4,818.5     4,066.4
Net gain on sale of shares of subsidiary....................      64.1         --        64.1          --
Net (loss) gain on sale of businesses and investments.......    (129.9)        --       276.6          --
Tyco Financial Services net earnings........................      71.2         --        71.2          --
Interest expense, net.......................................    (178.9)    (195.8)     (574.3)     (566.7)
                                                              --------   --------   ---------   ---------
Income before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting change..........   1,560.0    1,333.7     4,656.1     3,499.7
Income taxes................................................    (324.9)    (333.7)   (1,240.3)     (882.7)
Minority interest...........................................     (14.9)      (2.7)      (39.1)       (7.0)
                                                              --------   --------   ---------   ---------
Income before extraordinary items and cumulative effect of
  accounting change.........................................   1,220.2      997.3     3,376.7     2,610.0
Extraordinary items, net of tax.............................      (3.4)        --       (13.7)       (0.2)
Cumulative effect of accounting change, net of tax..........        --         --       (29.7)         --
                                                              --------   --------   ---------   ---------
Tyco Industrial net income..................................  $1,216.8   $  997.3   $ 3,333.3   $ 2,609.8
                                                              ========   ========   =========   =========

--------------------------

 (i) This amount is the sum of operating profit of Tyco Industrial's four business segments as set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring (charges) credits, the write-off of purchased in-process research and development, charges for the impairment of long-lived assets and goodwill amortization. Restructuring and other non-recurring charges, net, in the amount of $7.4 million, $78.8 million and $1.0 million related to inventory have been deducted as part of cost of sales in the Consolidated Statements of Operations for the quarter ended June 30, 2001 and the nine months ended June 30, 2001 and 2000, respectively. However, they have not been deducted as part of cost of sales for the purpose of calculating operating income before certain (charges) credits in this table. These charges are instead included in merger, restructuring and other non-recurring (charges) credits.

    Operating income, before certain (charges) credits, improved in all segments in both the quarter and nine months ended June 30, 2001 as compared to the quarter and nine months ended June 30, 2000, with the exception of the Telecommunications segment discussed below. The operating income improvements are the result of increased revenues resulting from organic growth and from acquisitions that are accounted for under the purchase method of accounting. We enhance our margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. We regard charges that we incur to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of sales and in selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the financial results of acquired companies. The discussions following the tables below include estimated sales comparisons that exclude the effects of indicated acquisitions.

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

TYCO INDUSTRIAL

SALES AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $3,220.5     $2,970.5
Operating income, before certain credits....................  $  797.7     $  742.8
Operating margins, before certain credits...................      24.8%        25.0%

Operating income, after certain credits.....................  $  797.7     $  752.6
Operating margins, after certain credits....................      24.8%        25.3%

    The 8.4% increase in revenue in the quarter ended June 30, 2001 over the quarter ended June 30, 2000 for the Electronics segment resulted primarily from acquisitions. These acquisitions included: the acquisition of the Electronic OEM Business of Thomas & Betts in July 2000, the acquisition of CIGI Investment Group, Inc. ("CIGI") in October 2000, and the acquisition of Lucent Technologies' Power Systems business unit ("LPS") in December 2000. Excluding the impact of these acquisitions, sales decreased an estimated 10.3% due to an economic slow-down in the computer and consumer electronics and communications industries and the effect of foreign exchange rates.

    The 7.4% increase in operating income, before certain credits, in the quarter ended June 30, 2001 compared with the quarter ended June 30, 2000 was primarily due to acquisitions. Operating margins, before certain credits, decreased slightly due to lower manufacturing volume.

    Operating income and margins, after certain credits, reflect a merger, restructuring and other non-recurring credit of $9.8 million in the quarter ended June 30, 2000.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $2,266.3     $1,645.8
Operating income, before certain charges....................  $  542.0     $  384.4
Operating margins, before certain charges...................      23.9%        23.4%

Operating income, after certain charges.....................  $  542.0     $  381.5
Operating margins, after certain charges....................      23.9%        23.2%

    The 37.7% increase in revenue in the quarter ended June 30, 2001 over the quarter ended June 30, 2000 was primarily the result of acquisitions. These acquisitions included Mallinckrodt Inc., acquired in October 2000, and InnerDyne, Inc., acquired in December 2000. The sales increase was somewhat offset by the sale of our ADT Automotive business. Excluding the impact of these acquisitions and this divestiture, sales increased an estimated 2.1%.

    The 41.0% increase in operating income, before certain charges, in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 was primarily due to the acquisition of Mallinckrodt. The improvement in operating margins, before certain charges, during the quarter resulted from continued cost reductions at Mallinckrodt.

    Operating income and margins, after certain charges, reflect a restructuring and other non-recurring charge of $2.9 million in the quarter ended June 30, 2000.

    FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $2,688.9     $2,125.1
Operating income, before certain charges....................  $  509.8     $  369.5
Operating margins, before certain charges...................      19.0%        17.4%

Operating income, after certain charges.....................  $  456.8     $  369.5
Operating margins, after certain charges....................      17.0%        17.4%

    The 26.5% increase in revenue in the quarter ended June 30, 2001 over the quarter ended June 30, 2000 resulted primarily from the acquisitions of Simplex Time Recorder Co. ("Simplex") in January 2001 and Scott Technologies, Inc. ("Scott") in May 2001, higher sales volume and increased service revenue in fire protection in North America and Asia and higher revenues in the worldwide recurring security services business. In addition, there was increased volume in the valve operations and at Earth Tech. Excluding the impact of these acquisitions, sales increased an estimated 12.8%.

    The 38.0% increase in operating income, before certain charges, in the quarter ended June 30, 2001 over the quarter ended June 30, 2000 was due to acquisitions and increased service volume in the fire protection business in North America and Asia and in the valve operations. The increase in operating margins, before certain charges, was primarily due to increased sales volume and service revenue in fire protection.

    Operating income and margins, after certain charges, reflect restructuring and other non-recurring charges of $53.0 million in the quarter ended June 30, 2001.

    TELECOMMUNICATIONS

    The following table sets forth revenue and operating income and margins for the Telecommunications segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................   $600.8       $676.4
Operating income............................................   $142.6       $155.8
Operating margins...........................................     23.7%        23.0%

    The 11.2% decrease in revenue in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 for the Telecommunications segment reflects TyCom's decision to devote a substantial portion of its resources to designing, constructing and deploying the TyCom Global Network ("TGN"), partially offset by capacity sales on the TGN. While the current downturn in the telecommunications industry has not significantly impacted TyCom's results to date, TyCom may in the future experience softness in demand if the slowdown continues. However, TyCom believes that contraction in the number of competitors and its technological capabilities should to some extent mitigate the effects of industry trends on its results.

    The 8.5% decrease in operating income in the quarter ended June 30, 2001 compared with the quarter ended June 30, 2000 was principally due to the decrease in the volume of undersea cable communications systems sales and services to others, while the increase in operating margins was due to increased margins on project sales due to a change in project mix.

    During construction of the TGN, which began in the fourth quarter of Fiscal 2000, revenues and operating income have and may continue to decrease. During the same period, operating expenses are expected to increase due to building the TGN infrastructure, including network operations, sales and marketing, research and development and administration.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 was a decrease in sales of approximately $238.4 million and a decrease in operating income of approximately $48.8 million.

CORPORATE EXPENSES

    Corporate expenses, excluding a net non-recurring charge of $65.8 million primarily for the permanent impairment of an equity investment and a net gain on the sale of shares of a subsidiary, were $53.0 million in the quarter ended
June 30, 2001 compared to $50.6 million in the quarter ended June 30, 2000. The increase was due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $150.4 million in the quarter ended June 30, 2001 from $79.3 million in the quarter ended
June 30, 2000, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, decreased to $178.9 million in the quarter ended
June 30, 2001, as compared to $195.8 million in the quarter ended June 30, 2000. The decrease was primarily due to lower interest rates partially offset by increased debt balances.

TYCO FINANCIAL SERVICES

    Tyco acquired CIT on June 1, 2001. Consequently, the discussion of data presented herein are only for the period June 2 - June 30, 2001. The results for the period June 2 - June 30, 2001 are not indicative of results which would have been achieved for an entire quarter. Tyco Financial Services' operating activities include vendor, equipment, commercial, factoring, consumer, and structured financing and leasing.

                                                                FOR THE PERIOD
                                                               JUNE 2 - JUNE 30,
($ IN MILLIONS)                                                      2001
---------------                                               -------------------
Finance income..............................................       $   417.9
Interest expense............................................           161.8
                                                                   ---------
Net finance income..........................................           256.1
Depreciation on operating lease equipment(1)................           110.0
                                                                   ---------
Net finance margin..........................................           146.1
Other income................................................            95.9
                                                                   ---------
Operating revenue...........................................       $   242.0
                                                                   =========
Average earning assets ("AEA")..............................       $40,562.8
Net finance margin as a percent of AEA (annualized).........           4.32%
Operating revenue as a percent of AEA (annualized)..........           7.16%

------------------------

(1) Depreciation on operating lease equipment has been included within selling, general, administrative and other costs and expenses in the Consolidated
    Statements of Operations.

    For the period June 2 - June 30, 2001, Tyco Financial Services' income before income taxes and minority interest was $126.0 million.

    Tyco Financial Services' revenues were $513.8 million for the period June 2 - June 30, 2001. Finance income totaled $417.9 million for the period June 2 - June 30, 2001. As a percentage of AEA, finance income (excluding interest income related to short-term interest-bearing deposits) was 12.23%.

    Interest expense totaled $161.8 million for the period June 2 - June 30, 2001. As a percentage of AEA, interest expense (excluding interest related to short-term interest-bearing deposits and dividends related to preferred capital securities) was 4.65%.

    Managed assets totaled $51.1 billion at June 30, 2001, while financing and leasing portfolios assets totaled $40.5 billion. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by Tyco Financial Services.

OTHER INCOME

    Other income for Tyco Financial Services was $95.9 million for the period June 2 - June 30, 2001 as set forth in the following table ($ in millions):

                                                                FOR THE PERIOD
                                                              JUNE 2 - JUNE 30,
                                                                     2001
                                                              ------------------
Fees and other income.......................................         $49.0
Factoring commissions.......................................          10.8
Gains on sales of leasing equipment.........................           3.1
Gains on securitizations....................................          33.4
Losses on venture capital investments.......................          (0.4)
                                                                     -----
    Total...................................................         $95.9
                                                                     =====

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of restructuring and other non-recurring (charges) credits, charges for the impairment of long-lived assets, net loss on the sale of businesses and investments and net gain on the sale of shares of a subsidiary, was 23.4% during the quarter ended June 30, 2001, as compared to 25.0% in the quarter ended June 30, 2000. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

EXTRAORDINARY ITEMS

    The extraordinary item in the quarter ended June 30, 2001 consisted of after-tax charges amounting to $3.4 million relating to the early extinguishment of debt.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

TYCO INDUSTRIAL

REVENUE AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

                                                               FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2001          2000
                                                              ---------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $10,101.6     $8,173.7
Operating income, before certain (charges) credits..........  $ 2,541.4     $1,944.0
Operating margins, before certain (charges) credits.........       25.2%        23.8%

Operating income, after certain (charges) credits...........  $ 2,393.5     $2,007.4
Operating margins, after certain (charges) credits..........       23.7%        24.6%

    The 23.6% increase in revenue in the nine months ended June 30, 2001 over the nine months ended June 30, 2000 for the Electronics segment resulted primarily from acquisitions and organic growth. These acquisitions included: the acquisitions of Siemens Electromechanical Components GmbH and AFC Cable
Systems, Inc. in November 1999, the acquisition of Praegitzer Industries, Inc. in December 1999, the acquisition of Critchley Group PLC in March 2000, the acquisition of the Electronic OEM Business of Thomas & Betts in July 2000, the acquisition of CIGI in October 2000, and the acquisition of LPS in December 2000. Excluding the impact of these acquisitions, sales increased an estimated 5.0%, which reflects an economic slowdown in the computer and consumer electronics and communications industries and the effect of foreign exchange rates.

    The 30.7% increase in operating income and the increase in margins, before certain (charges) credits, in the nine months ended June 30, 2001 compared with the nine months ended June 30, 2000 was primarily due to acquisitions and improved margins at both Tyco Printed Circuit Group and AMP. These increases were somewhat offset by decreased operating income and margins at Allied Tube and Conduit resulting from higher raw material prices.

    Operating income and margins, after certain (charges) credits, reflect restructuring and other non-recurring and impairment charges of $147.9 million in the nine months ended June 30, 2001, as compared to a net merger, restructuring and other non-recurring credit of $63.4 million in the nine months ended June 30, 2000.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $6,492.2     $4,794.1
Operating income, before certain (charges) credits..........  $1,461.4     $1,123.7
Operating margins, before certain (charges) credits.........      22.5%        23.4%

Operating income, after certain (charges) credits...........  $1,233.5     $1,031.4
Operating margins, after certain (charges) credits..........      19.0%        21.5%

    The 35.4% increase in revenue in the nine months ended June 30, 2001 over the nine months ended June 30, 2000 resulted primarily from acquisitions. These acquisitions included: General Surgical Innovations, Inc., acquired in November 1999; Radionics, acquired in January 2000; Fiber-Lam, acquired in
March 2000; Mallinckrodt acquired in October 2000; and InnerDyne, Inc., acquired in December 2000. The sales increase was somewhat offset by the sale of our ADT Automotive business. Excluding the impact of these acquisitions and this divestiture, sales increased slightly.

    The 30.1% increase in operating income, before certain (charges) credits, and the decrease in operating margins, before certain (charges) credits, in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 was primarily due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment.

    Operating income and margins, after certain (charges) credits, decreased due to net merger, restructuring and other non-recurring and impairment charges of $227.9 million in the nine months ended June 30, 2001, as compared to $92.3 million in the nine months ended June 30, 2000.

    FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $7,411.3     $6,206.5
Operating income, before certain (charges) credits..........  $1,356.9     $1,025.2
Operating margins, before certain (charges) credits.........      18.3%        16.5%

Operating income, after certain (charges) credits...........  $1,270.2     $1,036.4
Operating margins, after certain (charges) credits..........      17.1%        16.7%

    The 19.4% increase in revenue in the nine months ended June 30, 2001 over the nine months ended June 30, 2000 resulted primarily from the acquisitions of Simplex, acquired in January 2001, Scott, acquired in May 2001, and Flow Control Technologies, acquired in February 2000, higher sales volume and increased service revenue in fire protection in North America and Asia and higher revenues in the worldwide electronic security services business. The increases were due primarily to a higher volume of recurring service revenues. In addition, there was increased volume in the valve operations and at Earth Tech. Excluding the impact of these acquisitions, revenue increased an estimated 9.1%.

    The 32.4% increase in operating income, before certain (charges) credits, in the nine months ended June 30, 2001 over the nine months ended June 30, 2000 was due acquisitions and increased service volume in the fire protection business in North America and Asia and worldwide security operations. The increase in operating margins, before certain (charges) credits, was primarily due to increased service revenues in fire protection and improved margins at both the valve operations and at Earth Tech.

    Operating income and margins, after certain (charges) credits, reflect a restructuring and other non-recurring charge of $86.7 million in the nine months ended June 30, 2001, as compared to a restructuring and other non-recurring credit of $11.2 million in the nine months ended June 30, 2000.

    TELECOMMUNICATIONS

    The following table sets forth revenue and operating income and margins for the Telecommunications segment ($ in millions):

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Revenue.....................................................  $1,690.1     $1,952.2
Operating income............................................  $  320.6     $  385.4
Operating margins...........................................      19.0%        19.7%

    The 13.4% decrease in revenue in the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 for the Telecommunications segment reflects TyCom's decision to devote a substantial portion of its resources to designing, constructing and deploying the TGN partially offset by capacity sales on the TGN. While the current downturn in the telecommunications industry has not significantly impacted TyCom's results to date, TyCom may in the future experience softness in demand if the slowdown continues. However, TyCom believes that contraction in the number of competitors and its technological capabilities should to some extent mitigate the effects of industry trends on its results.

    The 16.8% decrease in operating income in the nine months ended June 30, 2001 compared with the nine months ended June 30, 2000 was principally due to the decrease in the volume of undersea cable communications systems sales and services to others. The decrease in operating margins was primarily due to decreased margins on service revenue due to lower maintenance revenue, as well as the development of a new worldwide wet maintenance program, SEAHORSE, and increased costs associated with enhancing our infrastructure to support the TGN.

    During construction of the TGN, which began in the fourth quarter of Fiscal 2000, revenue and operating income have and may continue to decrease. During the same period, operating expenses are expected to increase due to the buildout and development of the TGN, including network operations, sales and marketing, research and development and administration.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 was a decrease in sales of approximately $838.0 million and a decrease in operating income of approximately $164.8 million.

CORPORATE EXPENSES

    Corporate expenses, excluding a net gain on sale of businesses and investments of $276.6 million, a net non-recurring credit of $163.4 million, primarily for the settlement of litigation, and a net gain of $64.1 million on the sale of shares of a subsidiary, were $161.6 million in the nine months ended

June 30, 2001 compared to $144.8 million in the nine months ended June 30, 2000. The increase was due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased to $398.8 million in the nine months ended June 30, 2001 from $249.4 million in the nine months ended June 30, 2000, due to an increase in goodwill resulting from acquisitions.

INTEREST EXPENSE, NET

    Interest expense, net, increased to $574.3 million in the nine months ended June 30, 2001, as compared to $566.7 million in the nine months ended June 30, 2000. The increase was primarily due to higher average debt balances, resulting from borrowings to finance acquisitions and debt assumed in connection with acquisitions, somewhat offset by lower interest rates.

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, merger, restructuring and other non-recurring (charges) credits, charges for the impairment of long-lived assets, net gain on the sale of businesses and investments and net gain on the sale of shares of a subsidiary was 24.8% during the nine months ended June 30, 2001, as compared to 25.0% in the nine months ended June 30, 2000. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates.

EXTRAORDINARY ITEMS

    The extraordinary items in the nine months ended June 30, 2001 and 2000 consisted of after-tax charges amounting to $13.7 million and $0.2 million, respectively, relating to the early extinguishment of debt.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    The cumulative effect of accounting change in the nine months ended
June 30, 2001 was recorded in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." We recorded an after-tax loss of $29.7 million to record the previously unrecognized loss on an interest rate swap and the associated debt instrument.

                        LIQUIDITY AND CAPITAL RESOURCES

TYCO INDUSTRIAL

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in the nine months ended June 30, 2001 and 2000. We refer to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

                                                         FOR THE QUARTERS     FOR THE NINE MONTHS
                                                          ENDED JUNE 30,        ENDED JUNE 30,
                                                        -------------------   -------------------
($ IN MILLIONS)                                           2001       2000       2001       2000
---------------                                         --------   --------   --------   --------
                                                                       (UNAUDITED)
Total Tyco Industrial operating income, before certain
  (charges) credits(1)................................  $1,939.1   $1,601.9   $5,518.6   $4,333.5
Depreciation and amortization of intangibles(2).......     388.8      389.1    1,163.9    1,007.0
Net increase in deferred income taxes.................      58.3      143.0      162.7      466.0
Less:
  Net decrease (increase) in working capital..........      84.0     (234.9)    (554.2)  (1,113.6)
  Interest and other financial charges................    (178.9)    (195.8)    (574.3)    (566.7)
  Income tax expense..................................    (324.9)    (333.7)  (1,240.3)    (882.7)
  Restructuring expenditures(3).......................     (57.9)     (24.0)    (113.5)    (116.4)
  Other, net..........................................      62.4       34.1      141.3       90.5
                                                        --------   --------   --------   --------
Cash flow from operating activities...................   1,970.9    1,379.7    4,504.2    3,217.6
Less:
  Capital expenditures(4).............................    (456.9)    (450.0)  (1,367.5)  (1,273.8)
  Dividends paid......................................     (22.1)     (21.6)     (65.7)     (64.5)
                                                        --------   --------   --------   --------
Free cash flow........................................  $1,491.9   $  908.1   $3,071.0   $1,879.3
                                                        ========   ========   ========   ========

------------------------------

(1) This amount is the sum of operating profit of Tyco Industrial's four business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring (charges) credits, the write-off of purchased in-process research and development, charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property ($298.1 million and $324.6 million for the quarters ended June 30, 2001 and 2000 and $917.2 million and $859.5 million for the nine months ended June 30, 2001 and 2000, respectively) and amortization of intangible assets other than goodwill ($90.7 million and $64.5 million for the quarters ended June 30, 2001 and 2000 and $246.7 million and $147.5 million for the nine months ended June 30, 2001 and 2000, respectively).

(3) This amount is cash paid out for merger, restructuring and other non-recurring charges.

(4) This amount excludes expenditures related to construction of the TGN of $599.7 million and $1,307.5 million during the quarter and nine months ended June 30, 2001, respectively. This amount is net of $38.4 million received in a sale-leaseback transaction for certain equipment originally purchased by TyCom relating to its fleet of vessels for the quarter and nine months ended June 30, 2001.

    In addition, during the nine months ended June 30, 2001, we paid out
$466.9 million in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    During the nine months ended June 30, 2001, we recorded restructuring and other non-recurring charges of $214.7 million, of which $39.8 million was included in cost of sales, primarily related to the closure of several manufacturing plants, sales offices, warehouses and administrative offices and an environmental remediation project. In addition, we incurred a non-recurring charge of $39.0 million related to the write-up of inventory under purchase accounting, which has been included in cost of sales. We also determined that $166.8 million of non-recurring charges established in the prior year were not needed due to the settlement of litigation. At September 30, 2000, there existed merger, restructuring and other non-recurring reserves of $365.9 million. During the nine months ended June 30, 2001, we paid out $113.5 million in cash and incurred $86.2 million in non-cash charges that were charged against these reserves. At June 30, 2001, there remained $214.1 million of merger, restructuring and other non-recurring reserves in Tyco Industrial's Consolidated Balance Sheet, of which $183.8 million is included in current liabilities and $30.3 million is included in long-term liabilities.

    During the nine months ended June 30, 2001, Tyco Industrial made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $12,605.6 million. Of this amount, $8,820.7 million was paid in cash, net of cash acquired and $3,784.9 million was paid in the form of Tyco common shares. Debt of acquired companies aggregated $1,513.9 million. In connection with these acquisitions, we established purchase accounting reserves of $631.8 million for transaction and integration costs. In addition, purchase accounting liabilities of $118.0 million and a corresponding increase to goodwill and deferred tax assets were recorded during the nine months ended
June 30, 2001 relating to Fiscal 2000 acquisitions. Changes in estimates related to acquisitions consummated prior to Fiscal 2001, primarily related to revisions associated with finalizing the exit plans of the Electronic OEM Business of Thomas & Betts, AFC Cable Systems, Inc., Critchley Group PLC and Siemens Electromechanical Components GmbH & Co. KG, all acquired during Fiscal 2000. At the beginning of Fiscal 2001, purchase accounting reserves were $372.6 million as a result of purchase accounting transactions made in prior years. During the nine months ended June 30, 2001, we paid out $540.6 million in cash (including approximately $49.5 million relating to earn-out liabilities on certain acquisitions and $24.2 million related to the acquisition of Tyco Financial Services) and incurred $3.8 million in non-cash charges against the reserves established during and prior to this nine month period. Also, in the nine months ended June 30, 2001, we determined that $49.5 million of purchase accounting reserves related to acquisitions prior to Fiscal 2001 were not needed and reversed that amount against goodwill. At June 30, 2001, there remained
$578.0 million in purchase accounting reserves in Tyco Industrial's Consolidated Balance Sheet, of which $534.4 million is included in accrued expenses and other current liabilities and $43.6 million is included in other long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $554.2 million in the nine months ended
June 30, 2001. The components of this change are set forth in detail in Tyco Industrial's Consolidated Statement of Cash Flows. The significant changes in working capital were a $698.1 million increase in inventory due primarily to the delay or cancellation of purchase orders in the computer and consumer electronics and communications industries within the Electronics segment; a $446.1 million decrease in accounts payable, accrued expenses and other liabilities primarily related to the payment of Fiscal 2000 year-end bonuses; and a $353.0 increase in income taxes payable primarily related to the gain on the sale of ADT Automotive. The remaining net increase in working capital accounts is attributable to the higher level of business activity as reflected by the increased sales. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During the nine months ended June 30, 2001, we received proceeds of $480.7 million from the exercise of common share options and used
$1,254.3 million of cash to repurchase our own common shares.

    On June 6, 2001, Tyco sold 39 million common shares for approximately $2,198.0 million in an underwritten public offering. Net proceeds from the offering were $2,196.6 million and were used to repay debt incurred to finance recent acquisitions.

    In addition, during the nine months ended June 30, 2001, we received proceeds of approximately $904.1 million, net of cash sold, primarily from the sale of our ADT Automotive business.

    The source of the cash used for acquisitions in Fiscal 2001 was primarily through the issuance of debt, free cash flow, the issuance of common shares and proceeds on the sale of businesses. Goodwill and other intangible assets were $26,434.6 million at June 30, 2001, compared to $16,332.6 million at September 30, 2000. At June 30, 2001, our total debt was $19,724.7 million, as compared to $10,999.0 million at September 30, 2000. For detail on debt and equity activity, see Notes 4 and 6 to the Consolidated Financial Statements.

    Shareholders' equity was $31,187.2 million, or $16.11 per share, at June 30, 2001, compared to $17,033.2 million, or $10.11 per share, at September 30, 2000. The increase in shareholders' equity was due primarily to the issuance of approximately 211.2 million common shares valued at $10,435.3 million for the acquisitions of Mallinckrodt and CIGI, acquired in October 2000, InnerDyne, acquired in December 2000, Scott, acquired in May 2001 and CIT, acquired in June 2001; net income of $3,333.3 million; and the issuance of 39 million common shares for approximately $2,196.6 million discussed above. This increase was partially offset by the repurchase of our common shares of approximately $1,254.3 million and an unrealized loss on available for sale securities of $1,099.0 million. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 39% at June 30, 2001 and September 30, 2000. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 35% at June 30, 2001 and September 30, 2000.

    On May 30, 2001, a subsidiary of Tyco entered into a definitive agreement to acquire C.R. Bard, Inc. ("Bard"), a multinational developer, manufacturer and marketer of healthcare products used for vascular, urological and oncological diagnosis and intervention, as well as surgical specialties, in a tax-free stock-for-stock merger in exchange for approximately 58 million Tyco common shares. The transaction is valued at approximately $3.2 billion, including the assumption of net debt of $72.9 million. The merger has been approved by Bard shareholders but is still contingent upon customary regulatory review. If approved, Bard will be integrated within Tyco Healthcare's group and the transaction will be accounted for as a purchase.

    On July 3, 2001, Tyco acquired the electronic security systems businesses of Cambridge Protection Industries, L.L.C., which includes Security Link and provides services to approximately one million residential, commercial and government customers. The transaction is valued at approximately $1 billion. The businesses are being integrated within Tyco's Fire and Security Services segment and the transaction will be accounted for as a purchase.

    On July 30, 2001, TIG issued $500 million floating rate notes due 2003,
$600 million 4.95% notes due 2003, and $700 million 5.8% notes due 2006 in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,787.9 million were used to repay borrowings under TIG's commercial paper program.

    On August 3, 2001, a subsidiary of Tyco entered into an agreement to acquire Sensormatic Electronics Corporation ("Sensormatic"), a global leader in electronic security, which develops, manufactures, markets, distributes and services security products for article protection, video surveillance, access control and asset tracking. Tyco's subsidiary will acquire Sensormatic in a tax free stock-for-stock transaction. The transaction will be effected through an exchange offer for the Sensormatic common stock followed by a merger. In the transaction, Sensormatic stockholders will receive, for each share of their Sensormatic shares, Tyco common shares valued at $24.00, based upon Tyco's average share price for a measurement period just prior to the initially-scheduled expiration of the exchange offer. If the Tyco average share price during the measurement period is less than $46.25, Tyco may terminate the transaction unless Sensormatic agrees to a fixed exchange ratio in the offer and merger of 0.5189. The transaction is valued at approximately $2.3 billion, including the assumption of net debt of approximately $116 million. The transaction is contingent upon the tender of a majority of the shares of Sensormatic common stock, customary regulatory review and certain other conditions. If the transaction is completed, Sensormatic will be integrated within Tyco's Fire and Security Services segment.

TYCO INDUSTRIAL BACKLOG

    At June 30, 2001, Tyco Industrial had a backlog of unfilled orders of approximately $7,506.7 million, compared to a backlog of approximately $8,214.8 million as of September 30, 2000. Backlog by industry segment is as follows ($ in millions):

                                                    JUNE 30,         SEPTEMBER 30,
                                                      2001               2000
                                                    --------         -------------
                                                             (UNAUDITED)
Telecommunications................................  $2,069.0           $2,941.7
Electronics.......................................   2,032.8            2,497.1
Fire and Security Services........................   3,271.2            2,684.9
Healthcare and Specialty Products.................     133.7               91.1
                                                    --------           --------
                                                    $7,506.7           $8,214.8
                                                    ========           ========

    The decrease in backlog within the Telecommunications segment is due to TyCom devoting a substantial portion of its resources to designing, constructing and deploying the TGN and therefore taking on less work as a supplier of undersea fiber optic cable systems for others, partially offset by contracts signed for capacity sales on the TGN. Additionally, TyCom removed the remaining backlog of $53.8 million on a supply contract as a result of the bankruptcy filing by a customer. Backlog as of June 30, 2001 excludes an estimated
$1.2 billion of anticipated bookings related to the SEACN project. Within the Electronics segment, backlog decreased due to the cancellation and delaying of orders by customers in certain end-markets, such as the computer and consumer electronics and communications industries. Within the Fire and Security Services segment, backlog increased principally due to an increase in security services contracts and contract bookings at Earth Tech. Backlog in the Healthcare and Specialty Products segment represents unfilled orders which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

TYCO FINANCIAL SERVICES

    Tyco Financial Services maintains committed bank lines of credit aggregating $8.5 billion to provide back-stop support of its commercial paper borrowings and approximately $243.5 million of local bank lines to support international operations. CIT's primary bank line agreements include a minimum equity requirement of $3.8 billion. Included as part of Tyco Financial Services' securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada aggregating approximately $4.8 billion. CIT has $15.2 billion of registered, but unissued, debt securities available under a shelf registration statement. Drawdowns from this self registration statement are an integral part of CIT's ongoing financing activities. To ensure uninterrupted access to capital at competitive interest rates, we maintain strong investment grade ratings.

    As part of Tyco Financial Services' continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $1.3 billion were securitized during the month of June 2001.

    At June 30, 2001, Tyco Financial Services had $7.7 billion of registered, but unissued, securities available under shelf registration statements relating to its asset-backed securitization programs.

                    ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines on accounting for goodwill and other intangible assets. Tyco expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized but instead will be assessed for impairment at least as often as annually. Goodwill resulting from acquisitions initiated after June 30, 2001 will be immediately subject to the nonamortization provisions of SFAS No. 142. The Company is currently assessing the impact of these new standards. The Company's goodwill amortization expense for the nine months ended June 30, 2001 was $413.2 million.

                          FORWARD LOOKING INFORMATION

    Certain statements in this report are "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward looking, and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for Tyco's goods and services; competitive factors in the industries in which Tyco competes; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the timing of construction and the successful operation of the TyCom Global Network; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Tyco's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2000, except for the market risks of CIT which are summarized below as part of Tyco Financial Services. The quantitative disclosures are presented as of December 31, 2000, CIT's most recent year end, and have not changed materially since that date. The following disclosures should be read in conjunction with the Annual Report on Form 10-K of CIT for the year ended December 31, 2000, which contains more comprehensive disclosures of market risks faced by Tyco Financial Services and processes in place to reduce the impact of such risks.

TYCO FINANCIAL SERVICES RISK MANAGEMENT

    Tyco Financial Services business activities contain various elements of risk. Tyco Financial Services considers the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk).

CREDIT RISK MANAGEMENT

    Tyco Financial Services has developed and maintains systems specifically designed to manage credit risk in its Commercial and Consumer business segments. Tyco Financial Services evaluates financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds.

    Each of Tyco Financial Services' strategic business units has developed and maintains a formal credit management process in accordance with formal uniform guidelines established by Tyco Financial Services' corporate credit risk management group. These guidelines set forth risk acceptance criteria for:

    - acceptable maximum credit line;

    - selected target markets and products;

    - creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and

    - the type and value of underlying collateral and guarantees (including recourse from dealers and manufacturers).

    Tyco Financial Services also employs a risk adjusted pricing process where the perceived credit risk is a factor in determining the interest rate and/or fees charged for its financing and leasing products. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to seek to minimize the risk of credit loss.

EQUIPMENT/RESIDUAL RISK MANAGEMENT

    Tyco Financial Services has developed systems, processes and expertise to manage the equipment and residual risk in its Commercial segments. Tyco Financial Services process consists of a four-pronged approach: 1) residual setting and valuation at deal inception, 2) approvals and authorizations,
3) systematic residual reviews, and 4) monitoring of residual realizations. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of Tyco Financial Services ongoing financial and asset quality review, both within the business units and by corporate management.

COMMERCIAL

    Tyco Financial Services has developed systems specifically designed to effectively manage credit risk in its Commercial segments. The process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

CONSUMER AND SMALL-TICKET LEASING

    Tyco Financial Services has developed proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Tyco Financial Services' credit criteria include reliance on credit scores, including those based upon both its proprietary internal credit scoring model and external credit bureau scoring, combined with judgment.

MARKET RISK MANAGEMENT

    Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. Tyco Financial Services engages in transactions in the normal course of business that expose it to market risks, and maintains what it believes are conservative management practices and policies designed to effectively mitigate such risks. The objectives of Tyco Financial Services market risk management efforts are to preserve company value by hedging changes in future expected net cash flows and to decrease the cost of capital. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, since those strategies affect Tyco Financial Services' future expected cash flows as well as its cost of capital.

    INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT--Tyco Financial Services offers a variety of financing products to its customers including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or in the relationships between different interest rate indices (i.e., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which can result in an increase in interest expense relative to finance income. Tyco Financial Services measures its asset/liability position in economic terms through duration measures and value at risk analysis, and measures its periodic effect on earnings using maturity gap analysis.

    An essentially matched asset/liability position is generally achieved through a combination of financial instruments, including issuing commercial paper, medium term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through asset syndication and securitization. Tyco Financial Services does not speculate on interest rates or foreign exchange rates, but rather seeks to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

    Tyco Financial Services periodically enters into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

    Interest rate swaps with notional principal amounts of $9.9 billion at December 31, 2000 were designated as hedges against outstanding debt and were principally used to convert the interest rate on variable-rate debt to a fixed-rate, establishing a fixed-rate term debt borrowing cost for the life of the swap. These hedges reduce Tyco Financial Services' exposure to rising interest rates, but also reduce the benefits from lower interest rates.

    A comparative analysis of the weighted average principal outstanding and interest rates paid on Tyco Financial Services' debt before and after the effect of interest rate swaps is shown in the following table.

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2000
                                                              --------------------
                                                               BEFORE
($ IN MILLIONS)                                                 SWAPS
---------------                                               ---------
Commercial paper and variable-rate senior notes.............  $19,848.6     6.53%
Fixed-rate senior and subordinated notes....................   17,689.7     6.72%
                                                              ---------
Composite...................................................  $37,538.3     6.62%
                                                              ---------

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2000
                                                              --------------------
                                                                AFTER
($ IN MILLIONS)                                                 SWAPS
---------------                                               ---------
Commercial paper and variable-rate senior notes.............  $14,762.1     6.74%
Fixed-rate senior and subordinated notes....................   22,776.2     6.67%
                                                              ---------
Composite...................................................  $37,538.3     6.70%
                                                              ---------

    The weighted average composite interest rate after swaps in each of the years presented increased from the composite interest rate before swaps primarily because a larger proportion of Tyco Financial Services debt, after giving effect to interest rate swaps, was subject to a fixed interest rate. However, the weighted average interest rates before swaps do not necessarily reflect the interest expense that would have been incurred over the life of the borrowings had Tyco Financial Services chosen to manage interest rate risk without the use of such swaps.

    Tyco Financial Services' foreign operations include Canada, Latin America, Europe, Asia and Australia and are funded through both local currency borrowings and U.S. dollar borrowings which are converted to local currency through the use of foreign exchange forward contracts or cross-currency swaps. At December 31, 2000, $2.9 billion in notional principal amount of foreign exchange forwards and $1.2 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges.

    Tyco Financial Services also utilizes foreign exchange forward contracts to hedge its net investments in foreign operations. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains or losses on designated hedges, are reflected in other comprehensive income as a separate component of equity in the Consolidated Balance Sheet. As of December 31, 2000, $0.8 billion in notional principal of foreign exchange forwards were designated as hedges of net investments in foreign operations.

    Tyco Financial Services regularly monitors and simulates through computer modeling its degree of interest rate sensitivity by measuring the repricing characteristics of interest-sensitive assets and liabilities.

    Utilizing Tyco Financial Services' computer modeling, if no new fixed-rate loans or leases were extended and no actions to alter the existing interest rate sensitivity were taken subsequent to December 31, 2000, an immediate hypothetical 100 basis point parallel change in the yield curve on

January 1, 2001 would affect net income by an estimated $25 million after-tax over the next twelve months. Although Tyco Financial Services' management believes that this measure provides a meaningful estimate of its interest rate sensitivity, it does not account for potential changes in the credit quality, size, composition and prepayment characteristics of the balance sheet and other business developments that could affect net income. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by its computer modeling. Further, it does not necessarily represent management's current view of future market interest rate movements.

    DERIVATIVE RISK MANAGEMENT--Tyco Financial Services enters into interest rate and currency swaps and foreign exchange forward contracts as part of its overall market risk management practices.

    The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. Tyco Financial Services controls the credit risk of its derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

    LIQUIDITY RISK MANAGEMENT--Liquidity risk refers to the risk of Tyco Financial Services being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or the unavailability of funds. Tyco Financial Services actively manages and mitigates liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). Included as part of Tyco Financial Services' securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. Tyco Financial Services also maintains committed bank lines of credit to provide back-stop support of commercial paper borrowings and local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers, whole loan asset sales and loan syndications.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    In the Global Crossing Litigation disclosed under "Item 3--Legal Proceedings" in Tyco's Annual Report on Form 10-K for the year ended September 30, 2000, the date for completion of all party and third-party fact discovery has been extended to September 7, 2001.

    During the quarter ended June 30, 2001, Tyco Printed Circuit Group ("TPCG"), a Tyco subsidiary in the Electronics segment, was advised by the office of the U.S. Attorney for the District of Connecticut that TPCG is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at one or more of TPCG's Connecticut manufacturing plants. TPCG also understands that employees at one of these plants are subjects of the investigation, and that the alleged violations relate to violations of applicable permits. Tyco management does not believe that the investigation will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. TPCG is cooperating fully in the investigation.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    As previously disclosed, Tyco recorded a reserve for certain claims relating to a merged company in the Healthcare business. In connection with one of these claims, on April 4, 2001, the California Superior Court for the County of San Mateo approved a settlement of litigation pursuant to which 904,293 Tyco common shares will be issued upon receipt of required documentation. The shares have not been registered in reliance upon Section 3(a)(10) of the Securities Act of 1933.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         4.1            Form of Supplemental Indenture No. 17, dated July 30, 2001, among TIG, TIL and The Bank of New York, as Trustee, related to TIG's floating rate Notes due 2003 (Incorporated by
                        reference to the Registrant's Post Effective Amendment
                        No. 2 to Form S-3 filed August 3, 2001).
         4.2            Form of Supplemental Indenture No. 18, dated July 30, 2001, among TIG, TIL and The Bank of New York, as Trustee, related to TIG's 4.95% Notes due 2003 (Incorporated by reference to the Registrant's Post Effective Amendment No. 2 to Form S-3
                        filed August 3, 2001).
         4.3            Form of Supplemental Indenture No. 19, dated July 30, 2001, among TIG, TIL and The Bank of New York, as Trustee, related to TIG's 5.8% Notes due 2006 (Incorporated by reference to the Registrant's Post Effective Amendment No. 2 to Form S-3
                        filed August 3, 2001).

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed on April 3, 2001 to include, as an exhibit, the Consolidated Financial Statements of The CIT Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000.

    Current Report on Form 8-K filed on May 24, 2001 to include, as an exhibit, the unaudited condensed Consolidated Financial Statements of The CIT
Group, Inc. and subsidiaries as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, and to include, as an exhibit, Tyco and CIT unaudited pro forma combined condensed financial information for the six months ended March 31, 2001, for the year ended September 30, 2000 and as of March 31, 2001.

    Current Report on Form 8-K filed on June 15, 2001 announcing the consummation of the acquisition of The CIT Group, Inc.

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

Date: August 13, 2001