Form 10-K
period 2001-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2001-12-28
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. / /.

    The aggregate market value of voting common shares held by nonaffiliates of registrant was $113,942,034,049 as of December 20, 2001.

    The number of common shares outstanding as of December 20, 2001 was 1,996,306,425.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2002 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

See pages 20 to 22 for the exhibit index.
                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Tyco International Ltd. ("we" or "Tyco") is a diversified manufacturing and service company that, through its subsidiaries:

    - designs, manufactures and distributes electrical and electronic components, multi-layer printed circuit boards, energy solutions and power products; and designs, manufactures, installs, operates and maintains undersea cable communications systems;

    - designs, manufactures, installs and services fire detection and suppression systems; designs, installs, monitors and maintains electronic security systems; and designs, manufactures, distributes and services specialty valves;

    - designs, manufactures and distributes disposable medical supplies and other specialty products; and

    - offers vendor, equipment, commercial, factoring, consumer and structured financing and leasing capabilities through Tyco Capital.

    See Notes 24 and 25 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

    Tyco's strategy is to be the low-cost, high-quality producer and provider in each of our industrial markets and, through Tyco Capital, to provide innovative financing and leasing solutions to independent customers and in support of our industrial segments. We promote our leadership position by investing in existing businesses, developing new markets and acquiring complementary businesses and products. Combining the strengths of our existing operations and our business acquisitions, we seek to enhance shareholder value through increased earnings per share and strong cash flows.

I. ELECTRONICS

    Tyco is the world's leading supplier of passive electronic components and a leading provider of undersea fiber optic networks and services. Our products and services include:

    - designing, engineering and manufacturing of electronic connector systems, fiber optic components, wireless devices, heat shrink products, power components, wire and cable, relays, sensors, touch screens, smart card components, identification and labeling products, energy solutions, power products, switches and battery assemblies; and

    - designing, manufacturing, installing, operating and maintaining undersea cable communications systems through our telecommunications subsidiary, TyCom Ltd. ("TyCom"), and selling bandwidth on our own cable network.

TYCO ELECTRONICS

    Tyco Electronics designs, manufactures and markets a broad range of electronic, electrical and electro-optic passive and active devices and an expanding number of interconnection systems and connector-intensive assemblies, as well as wireless products including radar sensors, global positioning satellite systems components, silicon and gallium arsenide semiconductors, broadband Local Multipoint Distribution Systems ("LMDS") and microwave sub-systems. Tyco Electronics' products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as signal speeds and bandwidth increase to accommodate voice, data and video communications convergence. Tyco Electronics manufactures and sells more than 200,000 parts in over 450 global product lines, including terminals, fiber optic, printed circuit board and cable connectors and assemblies, cable and cabling systems, and related application tools and application tooling equipment.

    The acquisition of the Power Systems business unit of Lucent
Technologies, Inc., now known as Tyco Electronics Power Systems ("TEPS"), in December 2000 greatly expanded our product line and complemented existing products and services. TEPS provides a full line of energy solutions and power products for telecommunications service providers and for the computer industry. TEPS products include AC/DC and DC/DC power supplies, inverters and back-up power systems. TEPS also offers engineering and installation service capabilities.

    Tyco Electronics markets via direct sales and distributors to customers including original equipment manufacturers ("OEMs") and their subcontractors, utilities, government agencies, value-added resellers and those who install, maintain and repair equipment. These customers are found in the automotive, communications, computer, consumer electronics, industrial, commercial energy and networking industries. In total, Tyco Electronics serves over 200,000 customers located in over 55 countries, and maintains a strong local presence in the geographical areas in which it operates, including the Americas, Europe and the Asia-Pacific region.

    The markets that Tyco Electronics operates in are highly competitive. Tyco Electronics faces competition across its product lines from other companies ranging in size from large, diversified manufacturers to small, highly specialized manufacturers.

TYCO PRINTED CIRCUIT GROUP

    Tyco Printed Circuit Group ("TPCG") is one of the largest independent manufacturers of complex multi-layer printed circuit boards and backplane assemblies in the United States. TPCG manufactures multi-layer boards of up to 68 layers. TPCG also produces sophisticated flexible-rigid circuits and assemblies for use in commercial, aerospace and military applications. TPCG's backplane facilities produce soldered, press-fit and surface mount backplane assemblies. In addition, these facilities provide turnkey manufacturing services including full "box build" products. Printed circuit boards and backplane products are manufactured on a job order basis to the customers' design specifications. The majority of sales are derived from high-density multi-layer boards.

    TPCG markets its products primarily through a direct sales force and, to a lesser extent, through a network of independent manufacturers' representatives. Customers are OEMs and contract manufacturers in the communications, computer, aircraft, military and other industrial and consumer electronics industries. We compete with several other large independent and captive companies that manufacture printed circuit boards. Competition is on the basis of quality, reliability, price and timeliness of delivery.

TYCO ELECTRICAL AND METAL PRODUCTS

    Tyco Electrical and Metal Products manufactures electrical raceway and related products in North America, Europe and the Asia-Pacific region. Our products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, Allied Tube & Conduit is the leading manufacturer of steel electrical conduit, and AFC Cable Systems is the leading manufacturer of steel and aluminum pre-wired armored cable. Georgia Pipe manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the Powerstrut, Unistrut and T.J. Cope trade names. We also manufacture metal framing and support products in Europe, which we sell under the Unistrut and other trade names. In Australia and Asia, we manufacture and sell these products under the Unistrut, A.C.S. and other trade names. We manufacture specialty fastening products in the United Kingdom under the Lindapter and Anccon trade names. We manufacture and distribute welded and drawn steel tube products in the United Kingdom under the trade names of Newman Monmore, Newman Phoenix, Tyco Tube Components and HUB LeBas. We manufacture and distribute specialty steel strip products in the United Kingdom under the JB&S Lees, Firth Cleveland Steel Strip and Ductile Stourbridge trade names and in Brazil under the trade names of Frefer and Dinaco.

TELECOMMUNICATIONS

    The Telecommunications segment is comprised of the operations of TyCom Ltd. and its subsidiaries.

    TyCom is a leading provider of undersea fiber optic networks and services. TyCom's products and services include: designing, manufacturing and installing undersea cable communications systems; servicing and maintaining major undersea cable networks; and designing, manufacturing and installing a global undersea fiber optic network, known as the TyCom Global Network-TM- ("TGN"). TyCom operates, maintains and sells bandwith capacity on the TGN.

    The transatlantic segment of the TGN became operational in June 2001, and the Company continues the buildout of its global network, expected to be operational by the end of fiscal 2002. The timing and sequence of implementing additional phases of the network will be based on future needs.

    In July 2000, TyCom sold approximately 14% of its common shares in an initial public offering. Net proceeds from the offering were approximately
$2.1 billion, which were used primarily in the construction and deployment of the TGN. On December 18, 2001, we completed our amalgamation with TyCom and each of the approximately 56 million TyCom common shares not owned by Tyco were converted into the right to receive 0.3133 of a Tyco common share. Upon completion of the amalgamation, TyCom became a wholly-owned subsidiary of Tyco.

    TyCom's sales and marketing personnel consist of professionals with extensive telecommunications, technical or service backgrounds, and are located in offices in Bermuda, France, Singapore, the United Kingdom and the United States.

    As a supplier of undersea fiber optic cable systems, TyCom competes on a worldwide basis primarily against two other providers: Alcatel-Alsthom ("Alcatel") and KDD Submarine Cable Systems Inc. ("KDD"). Other companies compete on a more limited basis, either as subcontractors to other providers or as suppliers of regional systems. Alcatel, like TyCom, is vertically integrated and produces its own cable, whereas KDD utilizes a Japanese cable manufacturer. Participants in this market compete on the basis of, among other things, price, technology, time-to-market, the provision of financing and regional and long-term relationships.

    With respect to the TGN, TyCom faces competition in the sale of bandwidth capacity from existing and planned fiber optic cable networks, as well as satellite providers and, on certain routes, terrestrial networks, including those owned by Global Crossing Ltd., FLAG Telecom, and various participants in cable system consortia. As a provider of undersea cable maintenance, TyCom competes primarily with Global Marine Systems Ltd., a subsidiary of Global Crossing Ltd., as well as Alcatel and KDD.

    We currently operate TyCom as part of our Electronics group; however TyCom is presented separately as the Telecommunications segment for reporting purposes through the period covered by this report.

II. FIRE AND SECURITY SERVICES

    Tyco is the world's leading provider of both fire protection services and electronic security services. Our products and services include:

    - designing, installing and servicing a broad line of fire detection, prevention and suppression systems, and manufacturing and servicing of fire extinguishers and related products;

    - designing, installing, monitoring and maintaining electronic security systems;

    - designing and manufacturing valves and related products; and

    - providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets.

FIRE PROTECTION CONTRACTING AND SERVICES

    We design, fabricate, install and service automatic fire sprinkler systems, fire alarm and detection systems, and special hazard suppression systems in buildings and other installations. Tyco's fire protection contracting and service business utilizes a worldwide network of sales offices, operating globally under various trade names including Simplex/Grinnell, Wormald, Mather & Platt, Total Walther, O'Donnell Griffin, Dong Bang, Ansul and Tyco.

    We install fire protection systems in both new and existing structures. Typically, contracts for fire protection installation are let by owners, architects, construction engineers and mechanical or general contractors. In recent years, the business of retrofitting existing buildings has grown as a result of legislation mandating the installation of fire protection systems and also as a result of lower insurance costs available for structures with automatic sprinkler systems. We continue to focus on system maintenance and inspection, which has become a more significant part of our business.

    The majority of the fire suppression systems installed by Tyco are water-based. However, we are also the world's leading provider of custom designed fire hazard protection systems which incorporate various specialized non-water agents such as foams, dry chemicals and gases. Systems using agents other than water are especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications.

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

    Our acquisition of Simplex Time Recorder in January 2001 expanded our line of fire protection and security products. Simplex manufactures fire and security products and communications systems including control panels, detection devices and system software. Simplex also installs, monitors and services fire alarms, security systems and access control systems.

    Competition in the fire protection contracting business varies by geographic region. In North America, Tyco competes with hundreds of smaller contractors on a regional or local basis for the installation of fire suppression and fire alarm and detection systems. Many of the regional and local competitors employ non-union labor. In Europe, Tyco competes with many regional or local contractors on a country-by-country basis. In Australia, New Zealand and Asia, we compete with a few large fire protection contractors, as well as with many smaller regional or local companies. Tyco competes for fire protection systems contracts primarily on the basis of price, service and quality.

    Tyco also manufactures and sells a wide variety of products to other fire protection contractors and fabricators of fire protection systems. These products include a complete line of fire sprinkler devices, valves, plastic pipe and pipe fittings and ductile iron pipe couplings. We manufacture these products in the United States, the United Kingdom, Germany, China and Malaysia and sell them under the Central Sprinkler, GEM Sprinkler, Star Sprinkler and Spraysafe trade names.

    Central Sprinkler maintains a network of distribution facilities in the United States which stock and sell a full line of fire protection products directly to contractors and installers. GEM Sprinkler and Star Sprinkler sell fire protection products through a network of independent distributors. In Canada, Central America, South America and the Asia-Pacific region, we sell fire protection products through independent distribution and in some cases directly to fire protection contractors. In Europe and the Middle East, we operate a number of company-owned distribution facilities which stock and sell a full line of fire protection, mechanical and other flow control products. Competition for the sale of fire products is based on price, delivery, breadth of product line and specialized product capability. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

    In addition, our Ansul subsidiary manufactures and sells various lines of dry chemical, liquid and gaseous portable fire extinguishers and related agents for industrial, government, commercial and consumer applications. Ansul also manufactures and sells special hazard fire suppression systems designed for use in restaurants, marine applications, mining applications, the petrochemical industry, confined industrial spaces and commercial spaces housing electronic and other delicate equipment. Ansul also manufactures spill control products designed to absorb, neutralize and solidify spills of various hazardous materials.

    Our acquisition of Scott Technologies, Inc. in May 2001 expanded our line of fire protection products. Scott manufacturers respiratory systems and other life-saving devices for the firefighting and aviation markets.

ELECTRONIC SECURITY SERVICES

    We are the world's leading provider of electronic security services and event monitoring, which includes the monitoring of burglar alarms, fire alarms, heating services, medical alert systems and activities where around the clock monitoring and response is required. We also offer regular inspection and maintenance services so that systems will function properly and will be upgraded as technology or risk profiles change. We offer our services throughout North America, Europe, the Middle East, the Asia-Pacific region, Latin America and South Africa. Our services are provided principally under the ADT trade name and also under other trade names including Alarmguard, Thorn Security, Total Walther, Holmes Protection, CIPE, CAPS, Zettler, Sonitrol, TEPG and Armourguard.

    Our acquisition of the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") in July 2001 expanded our services offered, particularly our Personal Emergency Response Systems and offender monitoring services. SecurityLink also provides electronic security systems to residential, commercial and government customers.

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

    We purchase most of the electronic components we install. Most of these components are manufactured outside of the United States by a number of suppliers, and many of the components are manufactured to our specifications. We manufacture certain alarm, detection and activation devices and central monitoring station equipment both for installation by us as well as for sale to other installers of alarm and detection devices.

    The electronic security services business in North America is highly competitive, with a number of major firms and approximately 12,000 smaller regional and local companies. Tyco also competes with several national companies and several thousand regional and local companies in Europe, the Middle East, the Asia-Pacific region, Latin America and South Africa. Competition is based primarily on price in relation to quality of service. We believe that the quality of our electronic security services is higher than that of many of our competitors and, therefore, our prices may be higher than those charged by our competitors.

    In November 2001, we completed our acquisition of Sensormatic Electronics Corporation, a supplier of electronic security solutions to the retail, commercial and industrial marketplaces. Sensormatic is also the leader in integrated source tagging, a process where consumer goods manufacturers apply anti-theft tags at the point of packaging or manufacturing.

TYCO VALVES AND CONTROLS

    Tyco manufactures both standard and highly specialized valves in a wide variety of configurations, body types, materials, pressure ratings and sizes. We also manufacture related equipment and products such as valve actuators, gauges, positioners, valve control systems, vapor control products, heat tracing and leak detection systems and other related products. These products are manufactured in Tyco's facilities located in North America, Europe, South America and the Asia-Pacific region. The Tyco Valve and Control group's products are used in power generation, chemical, petrochemical, oil and gas, water distribution, wastewater, pulp and paper, commercial irrigation, mining, industrial process, food and beverage, plumbing, HVAC and other applications. Tyco Valves and Controls also provides engineering, design, inspection, repair and commissioning services.

    Tyco's valves and related products are sold under many trade names, including Keystone, Grinnell, Hindle, KTM, Flow Control Technologies, Gachot, Richards, Sapag, Winn, Vanessa, Raimondi, Fasani, Sempell, Descote, Klein, Biffi, Morin Actuators, Westlock Controls, Crosby, Anderson Greenwood, Yarway, Valvtron, Neotecha, Belucci, Intecva, Bayard, Belgicast, Whessoe Varec, Bailey Birkett, Cash, Erhard, Schmieding and Frischhut. Tyco Valves and Controls sells heat tracing products and services under the Raychem HTS, Tracer Industries, Pyrotenax, Accutron and Isopad names.

    We sell valves and related products in some geographic areas directly through our internal sales force and in other geographic areas through a network of independent distributors and manufacturers' representatives. The valve industry is highly fragmented, and we compete against a number of international, national and local manufacturers as well as against specialized manufacturers on the basis of price, delivery, breadth of product line and specialized product capability.

    In Australia, Tyco Valves and Controls manufactures ductile and steel pipe, steel fittings, valves and related products primarily for the water industry at several locations under the trade name Tyco Water. We also manufacture a line of plastic pipe and fittings in Australia and Malaysia.

TYCO INFRASTRUCTURE

    Through our Tyco Infrastructure Services subsidiary, we provide a broad range of environmental, consulting and engineering services. Tyco Infrastructure's principal services consist of a full-spectrum of water, wastewater, environmental and hazardous waste management services. These services include infrastructure and transportation design and construction services for institutional, civic, commercial and industrial clients; design, construction management, project financing and facility operating services for water and wastewater treatment facilities for municipal and industrial clients; and transportation engineering and consulting. Tyco Infrastructure operates through a network of offices in the United States, Canada, the United Kingdom, Mexico, Brazil, Singapore, Germany and Sweden. Tyco Infrastructure competes with a number of international, national, regional and local companies on the basis of price and the breadth and quality of services.

III. HEALTHCARE AND SPECIALTY PRODUCTS

    Tyco is a world leader in the medical products industry and has a strong leadership position in the plastics industry. Our products include:

    - a wide variety of disposable medical products, including wound care and closure products, syringes and needles, sutures and surgical staplers, products used for vascular therapy and respiratory care, infant medical accessories, incontinence products, anesthetic supplies, electrosurgical instruments and laparoscopic instruments; and

    - polyethylene film and film products such as flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives, plastic garment hangers and pipeline coatings for the oil, gas and water distribution industries.

TYCO HEALTHCARE GROUP

    The Tyco Healthcare Group consists of five primary business units including Kendall Healthcare, Tyco Healthcare International, U.S. Surgical Corporation, ValleyLab and Mallinckrodt.

    Kendall Healthcare manufactures and markets worldwide a broad range of needles, syringes, electrodes and wound care, specialized paper and film, vascular therapy, urological care, incontinence care and other nursing care products to hospitals and to alternate site healthcare customers. Its Confab unit sells store brand baby diapers and incontinence and feminine hygiene products through retail outlets in the United States and Canada.

    Kendall Healthcare distributes its products in the United States through its own sales force and through a network of more than 250 independent distributors. Kendall Healthcare is the industry leader in gauze products with its Kerlix-Registered Trademark- and Curity-Registered Trademark- brand dressings. Kendall Healthcare's other core product category consists of its vascular therapy products, principally anti-embolism stockings, marketed under the T.E.D.-Registered Trademark- brand name, sequential pneumatic compression devices sold under the SCD-Registered Trademark- brand name and a venous plexus foot pump. Kendall Healthcare pioneered the pneumatic compression form of treatment and continues to be the leading participant in the pneumatic compression and elastic stocking segments of the vascular therapy market. Kendall Healthcare is also an industry leader in the adult incontinence market serving the acute care, long-term care and retail markets. It offers a complete line of disposable adult briefs, underpads and other related products.

    The Kendall-LTP division, which includes Graphic Controls, manufactures and sells a variety of disposable medical products, specialized paper and film products. These include medical electrodes and gels for monitoring and diagnostic tests and hydrogel wound care products, which are used primarily in critical care, physical therapy and rehabilitative departments in hospitals. Graphic Controls also sells operating room kits, sharps containers and other operating room related products.

    Tyco Healthcare International is responsible for the manufacturing, marketing, distribution and export of the Tyco Healthcare Group products outside of the United States. Tyco Healthcare International markets directly to hospitals and medical professionals, as well as through independent distributors, with a presence in more than 75 countries. Although the mix of product lines offered varies from country to country, its operations are organized primarily into three geographic regions: Europe, Latin America and the Asia-Pacific region.

    U.S. Surgical, a leader in innovative wound closure products and laparoscopic instrumentation, develops, manufactures and markets its products to hospitals throughout the world. Its products include surgical staplers, sutures and disposable laparoscopic instrumentation, in addition to numerous other products used in surgical and medical specialties including spine surgery, cardiovascular surgery, cancer biopsies and orthopedic surgery. The acquisition of Innerdyne, Inc. in December 2000 expanded our product line and complemented existing products and services. Innerdyne manufactures and distributes patented radial dilating access devices used in minimally invasive medical surgical procedures.

    ValleyLab is a leading manufacturer and marketer of electrosurgical and ultrasonic surgical products used in open and minimally invasive surgical procedures. Additional product lines relate to radio frequency energy and vessel sealing technology.

    During Fiscal 2001, we acquired Mallinckrodt Inc., a global company whose products are used primarily for respiratory care, diagnostic imaging and pain relief. Mallinckrodt is the leader in the global respiratory care market, alternate care market, diagnostic imaging, and bulk pharmaceuticals markets. Mallinckrodt's products are sold to hospitals and alternate care sites, clinical laboratories, pharmaceutical manufacturers and other customers on a worldwide basis.

    Tyco Healthcare's competitors include Johnson & Johnson, Becton Dickinson, and Smith and Nephew, among others.

    In May 2001, we entered into an agreement to acquire C.R. Bard, Inc., a multinational developer, manufacturer and marketer of healthcare products used for vascular, urological and oncological diagnosis and intervention, as well as surgical specialties. The acquisition has been approved by Bard shareholders but is still contingent on regulatory clearance under United States anti-trust laws.

TYCO PLASTICS AND ADHESIVES

    Tyco Plastics & Adhesives consists of Tyco Plastics, A&E Products, Tyco Adhesives and Ludlow Coated Products.

    Tyco Plastics manufactures polyethylene-based films, packaging products, bags and sheeting in a wide range of size, gauge, strength, stretch capacity, clarity and color. Tyco Plastics' products include:
Ruffies-Registered Trademark-, a national brand consumer trash bag sold to mass merchants, grocery chains and other retail outlets, and Film-Gard-Registered Trademark-, a leading plastic sheeting product sold to consumers and professional contractors through do-it-yourself outlets, home improvement centers and hardware stores. A wide range of Film-Gard products are sold for various uses, including painting, renovation, construction, landscaping and agriculture. Tyco Plastics sells its products directly to retailers for resale, to distributors for resale or directly to end-users. Tyco Plastics competes with other nationally recognized brands and also many smaller regional producers on the basis of price, delivery, breadth of product line and specialized product capabilities. Manufacturing facilities are located throughout the United States to ensure proper customer service and competitive transportation costs.

    A&E Products manufactures and sells garment hangers throughout the world and associated apparel products and packing materials to garment manufacturers and merchants in the Americas. The majority of A&E Products' clientele are garment manufacturers, national, regional and local retailers, as well as merchants. In addition to the manufacturing and selling of new hangers, A&E Products also operates hanger-recycling facilities in the United States and Europe. Used hangers are bought from various retailers; they are then sorted, processed and repackaged for sale back to the general marketplace.

    The Tyco Adhesives division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection products for oil, gas and water pipelines. Tyco Adhesives also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide and manufactures cloth and medical tapes for Tyco Healthcare and others. Products are sold under the Polyken-Registered Trademark-, Nashua Tape-Registered Trademark-, Raychem-Registered Trademark-, Betham-Registered Trademark- and National-TM-brand names.

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

IV. TYCO CAPITAL

    Through its Tyco Capital subsidiaries, Tyco is a leading source of financing and leasing capital for many of today's leading industries. Tyco Capital's services include:

    - commercial financing and leasing--offering equipment, commercial factoring and structured financing; and

    - specialty financing and leasing--consumer lending and retail sales and vendor financing.

    On June 1, 2001, Tyco acquired The CIT Group, Inc. ("CIT"), an independent commercial finance company, now Tyco Capital Corporation. The Tyco Capital segment represents Tyco Capital Corporation and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by Tyco Capital Corporation to a non-U.S. subsidiary of Tyco on September 30, 2001. Tyco Capital Corporation and its subsidiaries will continue to operate and report their consolidated results separately as a wholly-owned unit of Tyco. We refer you to the Transition Report on Form 10-K for the period ended September 30, 2001 of Tyco Capital Corporation for a more detailed description of the business.

    Tyco Capital's commercial lending and leasing businesses are diverse and offer a wide range of financing and leasing products to small, midsize and larger companies across a wide variety of industries, including: manufacturing, retailing, transportation, aerospace, construction, technology, communication and various service related industries. Tyco Capital offers direct loans and leases, operating leases, leveraged and single investor leases, secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing, debtor-in-possession, turnaround financing, and acquisition and expansion financing. Tyco Capital's commercial financing and leasing activities are carried out in the following business divisions: Equipment Financing and Leasing, Specialty Finance, Commercial Finance and Structured Finance. Tyco Capital's Specialty Finance segment also conducts a consumer lending business consisting primarily of home equity lending to consumers, originated largely through a network of brokers and correspondents.

EQUIPMENT FINANCING AND LEASING

    Equipment Financing and Leasing offers secured equipment financing and leasing products, including loans, leases, wholesale and retail financing for distributors and manufacturers, loans guaranteed by the U.S. Small Business Administration, operating leases, sale and leaseback arrangements, portfolio acquisitions, municipal leases, revolving lines of credit and in-house syndication capabilities. Equipment Financing and Leasing is a diversified, middle market, secured equipment lender with a global presence and strong North American marketing coverage. Products are originated through direct calling on customers and through relationships with manufacturers, dealers, distributors and intermediaries that have leading or significant marketing positions in their respective industries.

    The Capital Finance group within equipment financing and leasing specializes in providing customized leasing and secured financing primarily to end-users of commercial aircraft and railcars, including operating leases, single investor leases, equity portions of leveraged leases, sale and leaseback arrangements, as well as loans secured by equipment. Typical Capital Finance customers are middle-market to larger-sized companies. New business is generated through direct calling efforts supplemented with transactions introduced by intermediaries and other referral sources. Capital Finance has provided financing to commercial airlines for over 30 years. The Capital Finance aerospace portfolio includes most of the leading U.S. and foreign commercial airlines, with a fleet of approximately 200 aircraft having an average life of approximately nine years.

SPECIALTY FINANCE

    Specialty Finance product lines include vendor programs, consumer home equity and certain small-ticket commercial financing and leasing assets.

    Vendor alliances are with industry-leading equipment vendors, including manufacturers, dealers and distributors delivering customized asset-based sales and financing solutions in a wide array of vendor programs. These alliances allow Specialty Finance's vendor partners to better utilize core competencies, reduce capital needs and drive incremental sales volume. As part of the vendor alliances, credit financing to the manufacturer's customers for the purchase or lease of the manufacturer's products is offered, and enhanced sales tools are offered to manufacturers and vendors, such as asset management services, efficient loan processing, and real-time credit adjudication. Specialty Finance has significant vendor programs in information technology and telecommunications equipment and serves many other industries through its global network.

    Consumer finance offers both fixed and variable-rate, closed-end loans and variable-rate lines of credit. It originates, purchases and services loans secured by first or second liens primarily on detached, single-family residential properties. Customers borrow for the purpose of consolidating debts, refinancing an existing mortgage, funding home improvements, paying education expenses and, to a lesser extent, purchasing a home, among other reasons. Specialty Finance originates loans primarily through brokers and correspondents with a high proportion of home equity applications processed electronically over the internet via BrokerEdge. Through experienced lending professionals and automation, Specialty Finance provides rapid turnaround time from application to loan funding, a characteristic considered to be critical by its broker relationships.

COMMERCIAL FINANCE

    Tyco Capital conducts the Commercial Finance operations through two strategic business units, Commercial Services and Business Credit, both of which focus on providing working capital for commercial enterprises via lending arrangements collateralized by accounts receivable and inventories.

    Commercial Services offers a full range of U.S. and non-U.S. customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management outsourcing, bulk purchases of accounts receivable, import and export financing and letter of credit programs. Financing is provided to clients through the purchase of accounts receivable owed to clients by their customers, as well as by guaranteeing amounts due under letters of credit issued to the clients' suppliers, which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is traditionally known as "factoring" and results in the payment by the client of a factoring fee which is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. Clients use Commercial Services' products and services for various purposes, including improving cash flow, mitigating the risk of charge-offs, increasing sales and improving management information. Further, with the TotalSource(SM) product, clients can outsource bookkeeping, collection and other receivable processing activities. Commercial Services generates business regionally from a variety of sources, including direct calling efforts and referrals from existing clients and other sources.

    Business Credit offers revolving and term loans secured by accounts receivable, inventories and fixed assets to smaller through larger-sized companies. Through its variable interest rate senior revolving and term loan products, Business Credit meets its customers' financing needs that are otherwise not met through bank or other unsecured financing alternatives, including expansion and turnaround financing and debtor-in-possession arrangements. Business Credit typically structures financing on a secured basis, though, from time to time, it may look to a customer's cash flow to support a portion of the credit facility. Business Credit has focused on increasing the proportion of direct business origination to improve its ability to capture or retain refinancing opportunities and to enhance finance income. Business is originated through direct calling efforts and intermediary and referral sources, as well as through sales and regional offices.

STRUCTURED FINANCE

    Structured Finance operates internationally through locations in the United States, Canada and Europe. Structured Finance provides specialized investment banking services to the international corporate finance and institutional finance markets by providing asset-based financing for large-ticket asset acquisitions and project financing and related advisory services to equipment manufacturers, corporate clients, regional airlines, governments and public sector agencies. Communications, transportation, and the power and utilities sectors are among the industries that Structured Finance serves.

    Structured Finance also arranges financing transactions for its lending partners, and, in some cases, participates in the transactions by taking on a debt or equity interest. Structured Finance currently has investments in emerging growth enterprises in the information technology, communications, life science and consumer products industries.

SECURITIZATION PROGRAM

    Tyco Capital funds most of its assets on balance sheet by accessing various sectors of the capital markets, including the commercial paper and term debt markets. In an effort to broaden funding sources and to provide an additional source of liquidity, Tyco Capital has in place an array of programs to access both the public and private asset-backed securitization markets. Current products in these programs include receivables and leases secured by equipment and consumer loans secured by residential real estate. Under a typical asset-backed securitization, Tyco Capital sells a "pool" of secured loans or leases to a special-purpose entity, typically a trust. The special-purpose entity, in turn, issues certificates and/or notes that are collateralized by the pool and entitle the holders thereof to participate in certain pool cash flows. Tyco Capital retains the servicing of the securitized contracts, for which it earns a servicing fee. Tyco Capital also participates in certain "residual" cash flows (cash flows after payment of principal and interest to certificate and/or note holders, servicing fees and other credit-related disbursements). At the date of securitization, Tyco Capital estimates the "residual" cash flows to be received over the life of the securitization, records the present value of these cash flows based on current market rates as a retained interest in the securitization (retained interests can include bonds issued by the special-purpose entity, cash reserve accounts on deposit in the special-purpose entity or interest-only receivables) and typically recognizes a gain.

COMPETITION

    Tyco Capital's markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, leasing companies, manufacturers and vendors with global reach. Substantial financial services operations with global reach have been formed by bank holding, leasing, finance and insurance companies that compete with Tyco Capital. On a local level, community banks and smaller independent finance and mortgage companies are a competitive force. Some competitors have substantial local market positions. Many of Tyco Capital's competitors are large companies that have substantial capital, technological and marketing resources. Some of these competitors are larger than Tyco Capital and may have access to capital at a lower cost. Competition had been enhanced in recent years by a strong economy and growing marketplace liquidity, although during 2001 the economy has slowed and marketplace liquidity has tightened. The markets for most of Tyco Capital's products are characterized by a large number of competitors, although there continues to be consolidation in the industry. However, with respect to some products, competition is more concentrated.

    Tyco Capital competes primarily on the basis of pricing, terms and structure. From time to time, Tyco Capital's competitors seek to compete aggressively on the basis of these factors. Other primary competitive factors include industry experience, client service and relationships.

    The amount of business done with companies in particular industries, such as the commercial airlines industry, will be affected by the economic conditions in those industries.

REGULATION

    Tyco Capital's operations are subject, in certain instances, to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things,
(i) regulate credit granting activities, including establishing licensing requirements, if any, in applicable jurisdictions, (ii) establish maximum interest rates, finance charges and other charges, (iii) regulate customers' insurance coverages, (iv) require disclosures to customers, (v) govern secured transactions, (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices, (vii) prohibit discrimination in the extension of credit and administration of loans, and (viii) regulate the use and reporting of information related to a borrower's credit experience. In addition to the foregoing, CIT Online Bank, a Utah industrial loan corporation wholly owned by Tyco Capital, is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions.

BACKLOG

    At September 30, 2001, we had a backlog of unfilled orders of $10,999.1 million, compared to a backlog of $10,418.2 million as of September 30, 2000. We expect that approximately 76% of our backlog at September 30, 2001 will be filled during Fiscal 2002. Backlog by reportable industry segment is as follows ($ in millions):

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
Fire and Security Services.............................  $ 8,010.9   $ 4,888.3
Electronics............................................    1,943.9     2,497.1
Telecommunications.....................................      865.9     2,941.7
Healthcare and Specialty Products......................      178.4        91.1
                                                         ---------   ---------
                                                         $10,999.1   $10,418.2
                                                         =========   =========

    Backlog for Fire and Security Services includes recurring "revenue in force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of backlog as of September 30, 2000 has been restated to include recurring revenue in force at that date of $2,203.4 million. The amount of recurring revenue in force at September 30, 2001 is $3,099.6 million. Within the Fire and Security Services segment, backlog increased due to the following: the deferral of $1,453.5 million of net revenue as a result of the adoption of SEC Staff Accounting Bulleting No. 101
("SAB 101"), an increase in services contracts of the security business, an increase in contract bookings at Tyco Infrastructure and, to a lesser extent, the effect of acquisitions.

    Within the Electronics segment, backlog decreased due to the cancellation and/or delay of orders by customers in certain end-markets, such as the computer and consumer electronics and communications industries. The decrease in backlog within the Telecommunications segment reflects generally the downturn in the telecommunications industry and specifically a decrease in third-party contracts for undersea communications systems, partially offset by contracts signed for capacity sales on the TGN. In addition, a $710.5 million contract previously booked was removed from backlog pending customer financing. The increase in backlog in Healthcare and Specialty Products is due to the deferral of $71.6 million of net revenue as a result of the adoption of SAB 101. Backlog in the Healthcare and Specialty Products segment represents unfilled orders which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

PROPERTIES

    Our operations are conducted in facilities throughout the world aggregating approximately 89.5 million square feet of floor space, of which approximately
49.6 million square feet are owned and approximately 39.9 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

    The Electronics segment has manufacturing facilities in North America, Central and South America, Europe, Asia and Australia. TyCom has manufacturing and storage facilities in the United States, St. Croix, the United Kingdom, Curacao, Guam and Spain. The groups occupy approximately 48.0 million square feet, of which 30.3 million square feet are owned and 17.7 million square feet are leased.

    Within the Fire and Security Services segment, the fire protection contracting and service business operates through a network of offices located in North America, Central America, South America, Europe, the Middle East and Asia-Pacific regions. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand and South Korea. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in North America, Europe, the Asia-Pacific region, Latin America and South Africa. The environmental services business operates through a network of offices throughout North America. The Fire and Security Services segment occupies approximately
10.7 million square feet, of which 2.7 million square feet are owned and
8.0 million square feet are leased.

    The Healthcare and Specialty Products segment has manufacturing facilities in North America, Europe and Asia. The group occupies approximately
21.3 million square feet, of which 13.2 million square feet are owned and
8.1 million square feet are leased.

    Tyco Capital conducts its operations in the United States, Canada, Europe, Latin America, Australia and the Asia-Pacific region. Tyco Capital occupies approximately 2.7 million square feet of office space, substantially all of which is leased.

    In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 22 to Consolidated Financial Statements for a description of our rental obligations.

RESEARCH AND DEVELOPMENT

    The amounts expended for Tyco-sponsored research and development during Fiscal 2001, Fiscal 2000, and Fiscal 1999 were $572.0 million, $527.5 million and $450.5 million, respectively. Customer-funded research and development expenditures were $40.4 million, $18.6 million and $4.6 million, respectively.

    Approximately 5,600 full-time scientists, engineers and other technical personnel are engaged in our product research and development activities.

    Research activity at Tyco Electronics focuses specifically on new product development and a continuous expansion of technical capabilities. Tyco Healthcare focuses on technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies and on acquiring rights to new products. Research activity in the Fire and Security Services segment is related to improvements in hydraulic design which controls the motion of fluids, resulting in new sprinkler devices and flow control products.

RAW MATERIALS

    We are one of the largest buyers of steel and plastic resin in the United States. We are also large buyers of copper, brass, plastic, gold, polyethylene resin and film, polypropylene, electronic components, chemicals and additives, thin and flexible copper clad materials, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the components used in the Fire Protection business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Our electronic security systems are purchased from suppliers and are manufactured to our specification. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses.

PATENTS AND TRADEMARKS

    We own a portfolio of patents, which principally relate to electrical and electronic products, healthcare and specialty products, fire protection devices, electronic security systems, flow control products, pipe and tubing manufacture, and cable manufacture. We also own a portfolio of trademarks and are a licensee under various patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management the loss of any single patent or group of patents would not materially affect the conduct of the business in any of our segments. The patents and licenses have remaining lives of from one to twenty years.

EMPLOYEES

    Tyco employed approximately 242,500 people at September 30, 2001, of which approximately 108,700 are employed in the United States and 133,800 are outside the United States. We have collective bargaining agreements with labor unions covering approximately 54,400 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions and with our employees are generally satisfactory. In April 1994, following lengthy negotiations, contracts between our Grinnell subsidiary and a number of local unions affiliated with the United Association of Plumbers and Pipefitters were not renewed. Employees in those locations, representing
64 percent of Grinnell Fire Protection's North American union employees at the time, went on strike. The strike ended in January 2001. Grinnell has reinstated relevant terms of the expired collective bargaining agreement and has resumed negotiations with the local unions over a new agreement. Grinnell is currently participating in a proceeding to determine what payments are necessary to compensate certain employees for losses they may have suffered as a result of changes in their wages and benefits that Grinnell implemented in 1994. The action has not had, and is not expected to have, any material adverse effect on our business or results of operations.

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

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience with the foregoing environmental matters, we have concluded that there is at least a reasonable possibility that we will incur remedial costs in the range of $186.0 million to $492.1 million. As of September 30, 2001, we concluded that the best estimate within this range is $268.5 million, of which $206.2 million is included in accrued expenses and other current liabilities and $62.3 million is included in other long-term liabilities on the Consolidated Balance Sheet. The increase in the environmental remediation reserve at September 30, 2001 compared to the $68.3 million reserve at September 30, 2000 is due to the acquisition of Mallinckrodt. In view of our financial position and reserves for environmental matters of $268.5 million, we have concluded that any potential payment of such estimated amounts will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Item 3. "Business--Legal Proceedings" for a description of a pending legal proceeding regarding alleged Clean Water Act violations involving Tyco Printed Circuit Group.

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

    The Court has selected lead plaintiffs. A Second Amended Class Action Complaint and Jury Trial Demand was filed on November 2, 2000, purporting to name two additional Tyco officers and a Tyco Director as defendants. In the Second Amended Complaint, plaintiffs seek certification of a class of persons who purchased or acquired Tyco securities during the period from October 1, 1998 through December 8, 1999, as well as certification of certain subclasses. The plaintiffs seek money damages and/or rescission. Tyco and the other defendants have moved to dismiss the Second Amended Complaint, but the Court has not as yet ruled on the motion.

TYCOM (US) INC./GLOBAL CROSSING ARBITRATION AND LITIGATION

    TyCom (US) Inc. (formerly known as Tyco Submarine Systems Ltd.), a subsidiary of Tyco, was named as the respondent in an arbitration proceeding that was commenced on May 22, 2000, by Atlantic Crossing Ltd., GT Hauling Corp., GT U.K. Ltd., Global Telesystems GmbH, and GT Netherlands BV (all subsidiaries of Global Crossing Ltd.) under the international rules of the American Arbitration Association, asserting claims for breach of duty of loyalty and breach of three agreements between the parties relating to the Atlantic Crossing-1 subsea cable system; TyCom (US) Inc. asserted counterclaims for breach of those agreements. TyCom (US) Inc. was also named as the defendant in an action brought in the United States District Court for the Southern District of New York on May 22, 2000, by Global Crossing Ltd. and its subsidiary South American Crossing (Subsea) Ltd., alleging that in connection with the development of a South American subsea cable system to be owned by South American Crossing (Subsea) Ltd., TyCom (US) Inc. misappropriated trade secrets, committed fraud, breached several alleged agreements and defamed South American Crossing (Subsea) Ltd.; TyCom (US) Inc. asserted counterclaims for breach of contract. On October 4, 2001, the parties to the arbitration and the litigation entered into a settlement agreement, pursuant to which the arbitration proceeding was terminated with prejudice by Stipulation of Termination dated October 5, 2001, and the litigation was terminated with prejudice by Stipulation of Dismissal dated October 5, 2001.

TYCO PRINTED CIRCUIT GROUP

    In June 2001, Tyco Printed Circuit Group ("TPCG"), a Tyco subsidiary in the Electronics segment, was advised by the office of the U.S. Attorney for the District of Connecticut that TPCG is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at one or more of TPCG's Connecticut manufacturing plants. TPCG also understands that employees at one of these plants are subjects of the investigation, and that the alleged violations relate to violations of applicable permits. Tyco management does not believe that the investigation will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. TPCG is cooperating fully in the investigation.

    See also the discussions under Item 1. "Business--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

    The number of registered holders of Tyco's common shares at November 7, 2001 was 45,854.

    Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC," and on the London Stock Exchange under the symbol "TYI." The following table sets forth the high and low sales prices per Tyco common share as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below. The price and dividends for Tyco common shares have been restated to reflect a two-for-one stock split on October 21, 1999 in the form of a 100% stock dividend.

                                                 FISCAL 2001                          FISCAL 2000
                                      ----------------------------------   ----------------------------------
                                      MARKET PRICE RANGE    DIVIDEND PER   MARKET PRICE RANGE    DIVIDEND PER
                                      -------------------      COMMON      -------------------      COMMON
QUARTER                                 HIGH       LOW         SHARE         HIGH       LOW         SHARE
-------                               --------   --------   ------------   --------   --------   ------------
First...............................  $58.8750   $44.5000      $0.0125     $53.8750   $23.0625      $0.0125
Second..............................   63.2100    41.4000       0.0125      53.2500    32.0000       0.0125
Third...............................   59.3000    40.1500       0.0125      51.3750    41.0000       0.0125
Fourth..............................   55.2900    39.2400       0.0125      59.1875    45.5625       0.0125
                                                               -------                              -------
                                                               $0.0500                              $0.0500
                                                               =======                              =======

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of Tyco as at and for the fiscal years ended September 30, 2001, 2000, 1999 and 1998 and the nine-month fiscal period ended September 30, 1997. This selected financial information should be read in conjunction with Tyco's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco, AMP Incorporated, United States Surgical Corporation, Former Tyco (as defined in Note 7 below), Keystone International, Inc. and Inbrand Corporation restated for all periods presented pursuant to the pooling of interests method of accounting. See
Notes 1 and 3 to the Consolidated Financial Statements.

                                                                                         NINE MONTHS
                                                  YEAR ENDED SEPTEMBER 30,                  ENDED
                                       ----------------------------------------------   SEPTEMBER 30,
                                        2001(2)      2000(3)     1999(4)     1998(5)     1997(6)(7)
(IN MILLIONS, EXCEPT PER SHARE DATA)   ----------   ---------   ---------   ---------   -------------
Consolidated Statements of Operations
  Data:
  Total revenues(1)..................  $ 36,388.5   $30,691.9   $22,496.5   $19,061.7     $12,742.5
  Income (loss) from continuing
    operations.......................     4,671.1     4,520.1     1,067.7     1,168.6        (348.5)
  Income (loss) from continuing
    operations per common share(8):
    Basic............................        2.59        2.68        0.65        0.74         (0.24)
    Diluted..........................        2.55        2.64        0.64        0.72         (0.24)
Cash dividends per common share(8)...                          See (9) below.
Consolidated Balance Sheet Data (End
  of Period):
  Total assets.......................  $111,287.3   $40,404.3   $32,344.3   $23,440.7     $16,960.8
  Long-term debt.....................    38,243.1     9,461.8     9,109.4     5,424.7       2,785.9
  Mandatorily redeemable preferred
    securities.......................       260.0          --          --          --            --
  Shareholders' equity...............    31,737.4    17,033.2    12,369.3     9,901.8       7,478.7

------------------------------
(1) In fiscal 2001, we changed our revenue recognition accounting policy to conform with the requirements of Staff Accounting Bulletin No. 101 issued by the Staff of the Securities and Exchange Commission, as more fully described in Note 18 to the Consolidated Financial Statements.

(2) Income from continuing operations in the fiscal year ended September 30, 2001 includes a net charge of $418.5 million, of which $184.9 million is included in cost of revenue, for restructuring and other non-recurring charges, a charge for the write-off of in-process research and development of $184.3 million and charges of $120.1 million for the impairment of long-lived assets. See Notes 2, 16 and 21 to the Consolidated Financial Statements. Income from continuing operations for the fiscal year ended September 30, 2001 also includes a net gain on sale of businesses and investments of $276.6 million and a net gain on the sale of common shares of a subsidiary of $64.1 million.

(3) Income from continuing operations in the fiscal year ended September 30, 2000 includes a net charge of $176.3 million, of which $1.0 million is included in cost of revenue, for restructuring and other non-recurring charges, and charges of $99.0 million for the impairment of long-lived assets. See Notes 16 and 21 to the Consolidated Financial Statements. Income from continuing operations for the fiscal year ended September 30, 2000 also includes a one-time pre-tax gain of $1,760.0 million related to the sale by a subsidiary of its common shares. See Note 20 to the Consolidated Financial Statements.

(4) Income from continuing operations in the fiscal year ended September 30, 1999 is net of charges of $1,035.2 million for merger, restructuring and other non-recurring charges, of which $106.4 million is included in cost of revenue, and charges of $507.5 million for the impairment of long-lived assets related to the mergers with U.S. Surgical and AMP and AMP's profit improvement plan. See Notes 16 and 21 to the Consolidated Financial Statements.

(5) Income from continuing operations in the fiscal year ended September 30, 1998 is net of charges of $80.5 million related primarily to costs to exit certain businesses in U.S. Surgical's operations and restructuring charges of $12.0 million related to the continuing operations of U.S. Surgical. In addition, AMP recorded restructuring charges of $185.8 million in connection with its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to its 1996 restructuring activities.

(6) In September 1997, Tyco changed its fiscal year end from December 31 to September 30. Accordingly, the nine-month transition period ended September 30, 1997 is presented.

(7) In July 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd., a Massachusetts Corporation at the time ("Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco International Ltd. Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). Income from continuing operations in the nine months ended September 30, 1997 is net of charges related to merger, restructuring and other non-recurring costs of $917.8 million and impairment of long-lived assets of $148.4 million related primarily to the mergers and integration of ADT, Former Tyco, Keystone, and Inbrand, and charges of $24.3 million for litigation and other related costs and $5.8 million for restructuring charges in U.S. Surgical's operations. The results for the nine months ended September 30, 1997 also include a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of the submarine systems business of AT&T Corp.

(8) Per share amounts have been retroactively restated to give effect to the mergers with Former Tyco, Keystone, Inbrand, U.S. Surgical and AMP; a
    0.48133 reverse stock split (1.92532 after giving effect to the subsequent stock splits) effected on July 2, 1997; and two-for-one stock splits on October 22, 1997 and October 21, 1999, both of which were effected in the form of a stock dividend.

(9) Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 2, 1997, the date of the Former Tyco/ADT merger. Prior to the merger with ADT, Former Tyco had paid a quarterly cash dividend of $0.0125 per share of common stock since January 1992. ADT had not paid any dividends on its common shares since 1992. U.S. Surgical paid quarterly dividends of $0.04 per share in the year ended September 30, 1998 and the nine months ended September 30, 1997. AMP paid dividends of $0.27 per share in the first two quarters of the year ended September 30, 1999, $0.26 per share in the first quarter and $0.27 per share in the last three quarters of the year ended September 30, 1998, $0.26 per share in each of the three quarters of the nine months ended September 30, 1997. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 91 to 113 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 91 to 113 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements and schedule are filed as part of this Annual Report:

    Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets--September 30, 2001 and 2000

           Consolidated Statements of Operations for the fiscal years ended September 30, 2001, 2000 and 1999.

           Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, 2000 and 1999

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Directors and Executive Officers of the Registrant is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is hereby incorporated by reference to the Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) and (2) Financial Statements and Schedules--see Item 8.

    (b) Reports on Form 8-K

Current Report on Form 8-K filed on July 25, 2001 announcing Tyco's results for the third quarter of Fiscal 2001.

Current Report on Form 8-K filed on August 3, 2001 announcing the proposed acquisition of Sensormatic Electronics Corporation.

Current Report on Form 8-K filed on August 16, 2001 to include, as an exhibit, the unaudited Consolidated Financial Statements of The CIT Group, Inc. and subsidiaries as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000, and to include, as an exhibit, Tyco and CIT unaudited pro forma combined financial information for the nine months ended June 30, 2001 and for the year ended September 30, 2000.

    (c) Exhibits

    2.1 Agreement and Plan of Merger, dated June 28, 2000, by and among Tyco Acquisition Corp. VI (NV), EVM Merger Corp. and
          Mallinckrodt Inc. (Incorporated by reference to the Registrant's Form S-4 filed July 12, 2000).
    2.2   Agreement for the Purchase and Sale of Assets, dated
          November 13, 2000, by and between Lucent Technologies and
          Tyco Group S.a.r.L. (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K filed
          December 21, 2000).

    2.3   Amendment No. 1 dated December 29, 2000 to Agreement for the
          Purchase and Sale of Assets, dated November 13, 2000, by and between Lucent Technologies and Tyco Group S.a.r.L. (Filed herewith).
    2.4 Agreement and Plan of Merger dated March 12, 2001, by and between Tyco Acquisition Corp. XIX (NV) and The CIT Group,
          Inc., including guarantee of Tyco International Ltd.
          (Incorporated by reference to the Registrant's Form S-4 filed March 29, 2001).
    2.5 Agreement and Plan of Merger dated May 29, 2001, by and between Tyco Acquisition Corp. XXII (NV) and C.R.
          Bard, Inc., including guarantee of Tyco International Ltd.
          (Incorporated by reference to the Registrant's Form S-4 filed June 15, 2001).
    2.6 Agreement and Plan of Merger dated August 3, 2001 by and between Tyco Acquisition Corp. XXIV (NV) and Sensormatic
          Electronic Corporation, including guarantee of Tyco
          International Ltd. (Incorporated by reference to the Registrant's Prospectus filed August 23, 2001).
    2.7 Agreement and Plan of Amalgamation dated October 18, 2001, by and between TGN Holdings, Ltd. and TyCom Ltd., including guarantee of Tyco International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed October 23,
          2001).
    3.1 Memorandum of Association (as altered) (Incorporating all amendments to May 26, 1992). (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
    3.2 Certificate of Incorporation on change of name dated July 2, 1997. (Incorporated by reference to an Exhibit to the Registrant's Current Report dated July 2, 1997 on Form 8-K filed July 10, 1997).
    3.3   Bye-Laws (Incorporating all amendments to March 27, 2001).
          (Incorporated by reference to an Exhibit to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2001 filed May 11, 2001).
    4.1   Form of Indenture, dated as of June 9, 1998, among Tyco
          International Group S.A. (TIG), Tyco and The Bank of New
          York, as trustee (Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on Form
          S-3 filed June 9, 1998).
    4.2 Form of Indenture dated as of September 24, 1998 by and between Tyco Capital Corporation (formerly known as The CIT
          Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and unsubordinated debt securities
          (Incorporated by reference to an Exhibit to CIT's Form S-3 filed September 24, 1998).
    4.3 Form of Indenture dated as of September 24, 1998 by and between Tyco Capital Corporation (formerly known as The CIT
          Group, Inc.) and Bank One Trust Company, N.A., as trustee, for the issuance of unsecured and unsubordinated debt securities (Incorporated by reference to an Exhibit to CIT's
          Form S-3 filed September 24, 1998).
    4.4 Form of Indenture dated as of September 24, 1998 by and between Tyco Capital Corporation (formerly known as The CIT
          Group, Inc.) and The Bank of New York, as trustee, for the issuance of unsecured and senior subordinated debt securities (Incorporated by reference to an Exhibit to CIT's
          Form S-3 filed September 24, 1998).
    4.5 Certain instruments defining the rights of holders of TIG's and TIL's long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of TIL and its subsidiaries on a consolidated basis, have not been filed in exhibits. TIL agrees to furnish a copy of these agreements to the Commission upon request.
    4.6   Indenture by and among TIG, Tyco, and State Street Bank and
          Trust Company, as trustee, dated as of February 12, 2001 relating to Zero Coupon Convertible Debentures due 2021.
          (Incorporated by reference to an Exhibit to the Registrants' and TIG's Co-Registration on Form S-3 filed March 16, 2001).
    4.7   364-Day Credit Agreement dated as of February 7, 2001 among
          TIG, Tyco, the banks named therein and The Chase Manhattan
          Bank, as Agent (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 11, 2001).

    4.8 Amendment No. 1 dated May 25, 2001 among TIG, Tyco, the banks named therein and The Chase Manhattan Bank, as Agent, relating to the 364-Day Credit Agreement dated February 7,
          2001 (Filed herewith).
    4.9   Indenture dated November 17, 2000 between Tyco and State
          Street Bank and Trust Company, as trustee relating to Zero
          Coupon Convertible Debentures due 2020. (Incorporated by reference to the Registrant's Form S-3 filed December 8,
          2000).
    4.10 Five-year Credit Agreement dated as of February 7, 2001 among TIG, Tyco, the Banks named therein and The Chase
          Manhattan Bank, as Agent (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed May 11, 2001).
    4.11 Amendment No. 1 dated May 25, 2001 among TIG, Tyco, the banks named therein and The Chase Manhattan Bank, as Agent, relating to the Five-year Credit Agreement dated
          February 7, 2001 (Filed herewith).
   10.1   The Tyco International Ltd. Long Term Incentive Plan
          (formerly known as the ADT 1993 Long-Term Incentive Plan)
          (as amended May 12, 1999) (Incorporated by reference to the Registrant's Form S-8 filed on June 10, 1999).*
   10.2   1981 Key Employee Loan Program (Incorporated by reference to
          Former Tyco's Form 10-K for the year ended May 31, 1982).*
   10.3   1983 Restricted Stock Ownership Plan for Key Employees
          (Incorporated by reference to Former Tyco Shareholders'
          Proxy Statement for Annual Meeting of Shareholders on
          October 18, 1983).*
   10.4   1983 Key Employee Loan Program, as amended December 9, 1993
          (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1994).*
   10.5   1994 Restricted Stock Ownership Plan for Key Employees
          (Incorporated by reference to the Registrant's Form S-8 filed on December 21, 1999).*
   10.6   Tyco International Ltd. Supplemental Executive Retirement
          Plan (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1995).*
   10.7   The Tyco International Ltd. Long Term Incentive Plan II
          (Incorporated by reference to the Registrant's Form S-8 filed March 25, 1999).*
   10.8   Retention Agreement for L. Dennis Kozlowski dated
          January 22, 2001 and Amendment thereto dated August 1, 2001
          (Filed herewith).*
   10.9   Retention Agreement for Mark H. Swartz dated January 22,
          2001 and Amendment thereto dated August 1, 2001 (Filed herewith).*
   10.10  Retention Agreement for Albert R. Gamper, Jr. dated
          March 12, 2001 (Filed herewith).*
   21.1   Subsidiaries of the registrant (Filed herewith).
   23.1   Consent of PricewaterhouseCoopers (Filed herewith).

------------------------

*   Management contract or compensatory plan.

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

Date: December 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on December 28, 2001 in the capacities indicated below.

                    NAME                                           TITLE
                    ----                                           -----
           /s/ L. DENNIS KOZLOWSKI             Chairman of the Board, Chief Executive
--------------------------------------------   Officer, President and Director (Principal
             L. Dennis Kozlowski               Executive Officer)

           /s/ LORD ASHCROFT KCMG              Director
--------------------------------------------
             Lord Ashcroft KCMG

            /s/ JOSHUA M. BERMAN               Director
--------------------------------------------
              Joshua M. Berman

            /s/ RICHARD S. BODMAN              Director
--------------------------------------------
              Richard S. Bodman

              /s/ JOHN F. FORT                 Director
--------------------------------------------
                John F. Fort

             /s/ STEPHEN W. FOSS               Director
--------------------------------------------
               Stephen W. Foss

                    NAME                                           TITLE
                    ----                                           -----
              /s/ WENDY E. LANE                Director
--------------------------------------------
                Wendy E. Lane

          /s/ JAMES S. PASMAN, JR.             Director
--------------------------------------------
            James S. Pasman, Jr.

            /s/ W. PETER SLUSSER               Director
--------------------------------------------
              W. Peter Slusser

             /s/ MARK H. SWARTZ                Executive Vice President, Chief Financial
--------------------------------------------   Officer and Director
               Mark H. Swartz

           /s/ FRANK E. WALSH, JR.             Director
--------------------------------------------
             Frank E. Walsh, Jr.

             /s/ JOSEPH F. WELCH               Director
--------------------------------------------
               Joseph F. Welch

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.

    In our opinion, based upon our audits, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in Note 18, the Company changed its method of revenue recognition and changed its method of accounting for derivative instruments and hedging activities.

                                        PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
October 18, 2001, except as to Note 31
which is as of December 18, 2001

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                  TYCO INTERNATIONAL LTD.
                                                     AND CONSOLIDATED
                                                       SUBSIDIARIES                   TYCO INDUSTRIAL          TYCO CAPITAL
                                               -----------------------------   -----------------------------   -------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2001            2000            2001            2000            2001
                                               -------------   -------------   -------------   -------------   -------------
ASSETS
Cash and cash equivalents....................   $  2,587.2       $ 1,264.8       $ 1,779.2       $ 1,264.8       $   808.0
Receivables, less allowance for doubtful
  accounts ($550.4 at September 30, 2001 and
  $442.1 at September 30, 2000
  consolidated)..............................      7,372.5         5,630.4         6,453.2         5,630.4         1,146.7
Inventories..................................      5,101.3         3,845.1         5,101.3         3,845.1              --
Finance receivables, net.....................     31,386.5              --              --              --        31,386.5
Construction in progress--TyCom Global
  Network....................................      1,643.8           111.1         1,643.8           111.1              --
TyCom Global Network placed in service,
  net........................................        698.6              --           698.6              --              --
Property, plant and equipment (including
  equipment leased to others), net...........     16,473.9         8,218.4         9,970.3         8,218.4         6,503.6
Investment in Tyco Capital...................           --              --        10,598.0              --              --
Goodwill and other intangible assets, net....     35,310.4        16,332.6        28,740.9        16,332.6         6,569.5
Other assets.................................      8,190.4         3,786.1         3,616.7         3,786.1         4,573.7
Deferred income taxes........................      2,522.7         1,215.8         2,420.6         1,215.8           102.1
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL ASSETS...............................   $111,287.3       $40,404.3       $71,022.6       $40,404.3       $51,090.1
                                                ==========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of
  long-term debt.............................   $ 18,873.6       $ 1,537.2       $ 2,023.0       $ 1,537.2       $17,050.6
Accounts payable.............................      4,145.9         3,291.9         3,692.6         3,291.9           460.9
Accrued expenses and other current
  liabilities................................     10,599.5         5,138.9         7,019.0         5,138.9         3,600.3
Long-term debt...............................     38,243.1         9,461.8        19,596.0         9,461.8        18,647.1
Other long-term liabilities..................      3,477.4         1,095.3         3,081.9         1,095.3           395.5
Income taxes.................................      1,922.7         1,650.3         1,845.0         1,650.3            77.7
Deferred income taxes........................      1,726.3           852.2         1,726.3           852.2              --
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL LIABILITIES..........................     78,988.5        23,027.6        38,983.8        23,027.6        40,232.1
                                                ----------       ---------       ---------       ---------       ---------

Commitments and Contingencies (Note 22)

Mandatorily redeemable preferred
  securities.................................        260.0              --              --              --           260.0
Minority interest............................        301.4           343.5           301.4           343.5              --
Shareholders' Equity:
  Preference shares..........................           --              --              --              --              --
  Common shares (1,935,464,840 and
    1,684,511,070 shares outstanding in 2001
    and 2000, respectively)..................        387.1           336.9           387.1           336.9              --
  Capital in excess:
    Share premium............................      7,962.8         5,233.3         7,962.8         5,233.3              --
    Contributed surplus......................     12,561.3         2,786.3        12,561.3         2,786.3        10,422.4
  Accumulated earnings.......................     12,305.7         8,427.6        12,305.7         8,427.6           252.4
  Accumulated other comprehensive (loss)
    income...................................     (1,479.5)          249.1        (1,479.5)          249.1           (76.8)
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL SHAREHOLDERS' EQUITY.................     31,737.4        17,033.2        31,737.4        17,033.2        10,598.0
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY...................................   $111,287.3       $40,404.3       $71,022.6       $40,404.3       $51,090.1
                                                ==========       =========       =========       =========       =========

                 See Notes to Consolidated Financial Statements and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                      TYCO INTERNATIONAL LTD. AND
                                       CONSOLIDATED SUBSIDIARIES                TYCO INDUSTRIAL                 TYCO CAPITAL
                                   ---------------------------------   ---------------------------------   ----------------------
                                             FOR THE YEAR                        FOR THE YEAR              FOR THE PERIOD JUNE 2
                                          ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,          THROUGH SEPTEMBER 30,
                                   ---------------------------------   ---------------------------------   ----------------------
                                     2001        2000        1999        2001        2000        1999               2001
                                   ---------   ---------   ---------   ---------   ---------   ---------   ----------------------
REVENUES
Net revenue......................  $34,036.6   $28,931.9   $22,496.5   $34,036.6   $28,931.9   $22,496.5          $     --
Finance income...................    1,676.3          --          --          --          --          --           1,676.5
Other income.....................      334.9          --          --          --          --          --             335.1
Earnings of Tyco Capital.........         --          --          --       252.5          --          --                --
Net gain on sale of common shares
  of subsidiary..................       64.1     1,760.0          --        64.1     1,760.0          --                --
Net gain on sale of businesses
  and investments................      276.6          --          --       276.6          --          --                --
                                   ---------   ---------   ---------   ---------   ---------   ---------          --------
  Total revenues.................   36,388.5    30,691.9    22,496.5    34,629.8    30,691.9    22,496.5           2,011.6
COSTS AND EXPENSES
Cost of revenue..................   20,950.3    17,931.2    14,433.1    20,950.3    17,931.2    14,433.1                --
Selling, general, administrative
  and other costs and expenses...    7,208.4     5,252.0     4,436.3     6,361.5     5,252.0     4,436.3             847.3
Interest and other financial
  charges, net...................    1,373.6       769.6       485.6       776.5       769.6       485.6             597.1
Provision for credit losses......      116.1          --          --          --          --          --             116.1
Merger, restructuring and other
  non-recurring charges, net.....      233.6       175.3       928.8       233.6       175.3       928.8                --
Write-off of purchased in-process
  research and development.......      184.3          --          --       184.3          --          --                --
Charges for the impairment of
  long-lived assets..............      120.1        99.0       507.5       120.1        99.0       507.5                --
                                   ---------   ---------   ---------   ---------   ---------   ---------          --------
  Total costs and expenses.......   30,186.4    24,227.1    20,791.3    28,626.3    24,227.1    20,791.3           1,560.5
INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES........................    6,202.1     6,464.8     1,705.2     6,003.5     6,464.8     1,705.2             451.1
Income taxes.....................   (1,479.9)   (1,926.0)     (637.5)   (1,284.9)   (1,926.0)     (637.5)           (195.0)
Minority interest................      (51.1)      (18.7)         --       (47.5)      (18.7)         --              (3.6)
                                   ---------   ---------   ---------   ---------   ---------   ---------          --------
Income before extraordinary items
  and cumulative effect of
  accounting changes.............    4,671.1     4,520.1     1,067.7     4,671.1     4,520.1     1,067.7             252.5
Extraordinary items, net of
  tax............................      (17.1)       (0.2)      (45.7)      (17.1)       (0.2)      (45.7)               --
Cumulative effect of accounting
  changes, net of tax............     (683.4)         --          --      (683.4)         --          --                --
                                   ---------   ---------   ---------   ---------   ---------   ---------          --------
NET INCOME.......................  $ 3,970.6   $ 4,519.9   $ 1,022.0   $ 3,970.6   $ 4,519.9   $ 1,022.0          $  252.5
                                   =========   =========   =========   =========   =========   =========          ========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary
    items and cumulative effect
    of accounting changes........  $    2.59   $    2.68   $    0.65
  Extraordinary items, net of
    tax..........................      (0.01)         --       (0.03)
  Cumulative effect of accounting
    changes, net of tax..........      (0.38)         --          --
  Net income.....................       2.20        2.68        0.62
DILUTED EARNINGS PER COMMON
  SHARE:
  Income before extraordinary
    items and cumulative effect
    of accounting changes........  $    2.55   $    2.64   $    0.64
  Extraordinary items, net of
    tax..........................      (0.01)         --       (0.03)
  Cumulative effect of accounting
    changes, net of tax..........      (0.37)         --          --
  Net income.....................       2.17        2.64        0.61
WEIGHTED-AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
  Basic..........................    1,806.9     1,688.0     1,641.3
  Diluted........................    1,831.6     1,713.2     1,674.8

                 See Notes to Consolidated Financial Statements and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                         COMMON                  CONTRIBUTED                  ACCUMULATED OTHER
FOR THE YEARS ENDED                   SHARES $0.20     SHARE      SURPLUS--    ACCUMULATED      COMPREHENSIVE      COMPREHENSIVE
SEPTEMBER 30, 1999, 2000 AND 2001      PAR VALUE      PREMIUM      COMMON        EARNINGS       (LOSS) INCOME          INCOME
------------------------------------  ------------   ---------   -----------   ------------   ------------------   --------------
BALANCE AT SEPTEMBER 30, 1998           $  324.1     $4,035.0     $ 2,584.0     $ 3,162.6         $  (203.9)
Comprehensive income:
  Net income........................                                              1,022.0                             $1,022.0
  Currency translation adjustment...                                                                 (258.3)            (258.3)
  Unrealized gain on marketable
    securities......................                                                                   12.6               12.6
  Minimum pension liability
    adjustment......................                                                                   (0.5)              (0.5)
                                                                                                                      --------
  Total comprehensive income........                                                                                  $  775.8
                                                                                                                      ========
Exchange of ADT Liquid Yield Option
  Notes.............................         1.6                       70.7
Dividends...........................                                               (192.3)
Restricted stock grants, net of
  surrenders........................         0.2                       13.2
Warrants and options exercised......         8.2        846.5          17.7
Repurchase of common shares by
  subsidiary........................        (2.5)                    (635.3)
Amortization of deferred
  compensation......................                                   92.1
Issuance of common shares for
  acquisitions......................         6.4                    1,448.4
Tax benefit on stock transactions...                                   15.2
Other adjustments...................                                    1.6
                                        --------     --------     ---------     ---------         ---------
BALANCE AT SEPTEMBER 30, 1999              338.0      4,881.5       3,607.6       3,992.3            (450.1)
Comprehensive income:
  Net income........................                                              4,519.9                             $4,519.9
  Currency translation adjustment...                                                                 (384.0)            (384.0)
  Unrealized gain on marketable
    securities......................                                                                1,075.7            1,075.7
  Minimum pension liability
    adjustment......................                                                                    7.5                7.5
                                                                                                                      --------
  Total comprehensive income........                                                                                  $5,219.1
                                                                                                                      ========
Exchange of ADT Liquid Yield Option
  Notes.............................         0.4                       16.0
Dividends...........................                                                (84.6)
Restricted stock grants, net of
  surrenders........................         0.6                        0.4
Options exercised...................         3.5        351.8
Repurchase of common shares by
  subsidiary........................        (8.7)                  (1,876.4)
Equity-related compensation expense,
  including amortization of deferred
  compensation......................                                  128.2
Issuance of common shares for
  acquisitions......................         3.1                      668.3
Tax benefit on stock transactions...                                  125.7
Assumption of options in
  acquisitions......................                                  116.5
                                        --------     --------     ---------     ---------         ---------
BALANCE AT SEPTEMBER 30, 2000              336.9      5,233.3       2,786.3       8,427.6             249.1
Comprehensive income:
  Net income........................                                              3,970.6                             $3,970.6
  Currency translation adjustment...                                                                 (199.7)            (199.7)
  Unrealized loss on marketable
    securities......................                                                               (1,202.2)          (1,202.2)
  Unrealized loss on derivative
    instruments.....................                                                                  (65.7)             (65.7)
  Minimum pension liability
    adjustment......................                                                                 (261.0)            (261.0)
                                                                                                                      --------
  Total comprehensive income........                                                                                  $2,242.0
                                                                                                                      ========
Sale of common shares...............         7.8      2,188.8
Exchange of ADT Liquid Yield Option
  Notes.............................         0.1                        5.8
Dividends...........................                                                (92.5)
Restricted stock grants, net of
  surrenders........................         0.5                        0.2
Options and warrants exercised......         4.3        540.7
Repurchase of common shares by
  subsidiary........................        (5.0)                  (1,321.1)
Equity-related compensation expense,
  including amortization of deferred
  compensation......................                                  107.7
Issuance of common shares for
  acquisitions......................        42.3                   10,711.7
Issuance of common shares for
  litigation settlement.............         0.2                       39.8
Tax benefit on stock transactions...                                  230.9
                                        --------     --------     ---------     ---------         ---------
BALANCE AT SEPTEMBER 30, 2001           $  387.1     $7,962.8     $12,561.3     $12,305.7         $(1,479.5)
                                        ========     ========     =========     =========         =========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                              TYCO INTERNATIONAL LTD.
                                                  AND CONSOLIDATED                                                  TYCO CAPITAL
                                                    SUBSIDIARIES                       TYCO INDUSTRIAL             --------------
                                         ----------------------------------   ----------------------------------   FOR THE PERIOD
                                                    FOR THE YEAR                         FOR THE YEAR              JUNE 2 THROUGH
                                                ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,           SEPTEMBER 30,
                                         ----------------------------------   ----------------------------------   --------------
                                            2001        2000        1999         2001        2000        1999           2001
                                         ----------   ---------   ---------   ----------   ---------   ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................  $  3,970.6   $ 4,519.9   $ 1,022.0   $  3,970.6   $ 4,519.9   $ 1,022.0     $    252.5
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Earnings retained by Tyco Capital....          --          --          --       (252.5)         --          --             --
  Merger, restructuring and other
    non-recurring charges (credits),
    net................................       145.2       (84.2)      327.7        145.2       (84.2)      327.7             --
  Write-off of purchased in-process
    research and development...........       184.3          --          --        184.3          --          --             --
  Charges for the impairment of
    long-lived assets..................       120.1        99.0       507.5        120.1        99.0       507.5             --
  Cumulative effect of accounting
    changes............................       683.4          --          --        683.4          --          --             --
  Minority interest in net income of
    consolidated subsidiaries..........        51.1        18.7          --         47.5        18.7          --            3.6
  Net gain on sale of businesses and
    investments........................      (276.6)         --          --       (276.6)         --          --             --
  Net gain on sale of common shares of
    subsidiary.........................       (64.1)         --          --        (64.1)         --          --             --
  Gain on sale of financing assets.....      (119.1)         --          --           --          --          --         (119.1)
  Gain on sale of common shares by
    subsidiary.........................          --    (1,760.0)         --           --    (1,760.0)         --             --
  Depreciation.........................     1,704.6     1,095.0       979.6      1,243.1     1,095.0       979.6          461.5
  Goodwill and other intangible assets
    amortization.......................       957.3       549.4       331.6        897.5       549.4       331.6           59.8
  Debt and refinancing cost
    amortization.......................       108.4         6.8        10.4        108.4         6.8        10.4             --
  Deferred income taxes................       382.6       507.8       351.6        219.0       507.8       351.6          163.6
  Provisions for losses on accounts
    receivable, inventory and credit
    losses.............................       709.6       354.3       211.5        593.5       354.3       211.5          116.1
  Other non-cash items.................        11.8        60.0        26.6         81.8        60.0        26.6          (70.0)
  Changes in assets and liabilities,
    net of the effects of acquisitions
    and divestitures:
    Accounts receivable................      (434.1)     (992.4)     (796.0)      (434.1)     (992.4)     (796.0)            --
    Proceeds from accounts receivable
      sale.............................       192.8       100.0        50.0        490.6       100.0        50.0             --
    Inventories........................      (678.8)     (850.0)     (124.4)      (678.8)     (850.0)     (124.4)            --
    Other assets.......................      (352.3)      129.1       488.1        121.2       129.1       488.1         (473.5)
    Accounts payable, accrued expenses
      and other liabilities............      (910.7)      496.8       269.9       (551.1)      496.8       269.9         (359.6)
    Income taxes.......................       370.7       896.4       (10.2)       370.7       896.4       (10.2)            --
    Other..............................       (91.5)      128.4       (96.1)       (94.2)      128.4       (96.1)           2.7
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
  Net cash provided by operating
    activities.........................     6,665.3     5,275.0     3,549.8      6,925.5     5,275.0     3,549.8           37.6
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing
  and leasing assets (Note 28).........     1,513.6          --          --           --          --          --        1,215.8
(Purchase) sale of property, plant and
  equipment, net.......................    (1,794.3)   (1,703.8)   (1,632.5)    (1,797.5)   (1,703.8)   (1,632.5)           3.2
Construction in progress--TyCom Global
  Network..............................    (2,247.7)     (111.1)         --     (2,247.7)     (111.1)         --             --
Purchase of leased property (Note 3)...          --          --      (234.0)          --          --      (234.0)            --
Acquisition of businesses, net of cash
  acquired.............................    (9,694.6)   (4,790.7)   (4,901.2)   (11,851.0)   (4,790.7)   (4,901.2)            --
Disposal of businesses, net of cash
  sold.................................       904.4        74.4       926.8        904.4        74.4       926.8             --
Capital contribution...................          --          --          --       (675.0)         --          --             --
Net (increase) decrease in
  investments..........................      (142.8)     (353.4)       10.5       (142.8)     (353.4)       10.5             --
Other..................................      (177.2)      (52.9)      (13.7)      (177.2)      (52.9)      (13.7)            --
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
  Net cash (used in) provided by
    investing activities...............   (11,638.6)   (6,937.5)   (5,844.1)   (15,986.8)   (6,937.5)   (5,844.1)       1,219.0
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt
  (Note 28)............................     5,255.6       680.4     2,943.8      8,535.6       680.4     2,943.8       (3,280.0)
Proceeds from sale of common shares....     2,196.6          --          --      2,196.6          --          --             --
Proceeds from exercise of options and
  warrants.............................       545.0       355.3       872.4        545.0       355.3       872.4             --
Net proceeds from sale of common shares
  by subsidiary........................          --     2,130.7          --           --     2,130.7          --             --
Dividends paid.........................       (90.0)      (86.2)     (187.9)       (90.0)      (86.2)     (187.9)            --
Repurchase of common shares by
  subsidiary...........................    (1,326.1)   (1,885.1)     (637.8)    (1,326.1)   (1,885.1)     (637.8)            --
Repurchase of common shares of
  subsidiary...........................      (270.0)         --          --       (270.0)         --          --             --
Capital contribution...................          --          --          --           --          --          --          675.0
Other..................................       (15.4)      (29.8)       (7.1)       (15.4)      (29.8)       (7.1)            --
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
  Net cash provided by (used in)
    financing activities...............     6,295.7     1,165.3     2,983.4      9,575.7     1,165.3     2,983.4       (2,605.0)
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................     1,322.4      (497.2)      689.1        514.4      (497.2)      689.1       (1,348.4)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD............................     1,264.8     1,762.0     1,072.9      1,264.8     1,762.0     1,072.9        2,156.4
                                         ----------   ---------   ---------   ----------   ---------   ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...............................  $  2,587.2   $ 1,264.8   $ 1,762.0   $  1,779.2   $ 1,264.8   $ 1,762.0     $    808.0
                                         ==========   =========   =========   ==========   =========   =========     ==========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid..........................  $  1,549.4   $   814.2   $   509.1   $    896.5   $   814.2   $   509.1     $    652.9
                                         ==========   =========   =========   ==========   =========   =========     ==========
Income taxes paid (net of refunds).....  $    754.3   $   454.7   $   209.7   $    722.9   $   454.7   $   209.7     $     31.4
                                         ==========   =========   =========   ==========   =========   =========     ==========

                 See Notes to Consolidated Financial Statements and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda ("Tyco"), and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company") and have been prepared in United States dollars, unless indicated otherwise, in accordance with generally accepted accounting principles in the United States ("GAAP").

    On June 1, 2001, a subsidiary of the Company acquired The CIT Group, Inc. ("CIT"), an independent commercial finance company, now Tyco Capital Corporation. The discussion and financial data presented herein are furnished separately for each of the following:

    - Tyco Industrial--This represents Tyco and all its subsidiaries other than Tyco Capital, and includes the results of operations of Tyco Capital from June 2, 2001 on the equity method of accounting.

    - Tyco Capital--This represents Tyco Capital Corporation and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by Tyco Capital Corporation to a non-U.S. subsidiary of Tyco on September 30, 2001.

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis.

    As described more fully in Note 3, subsidiaries of Tyco merged with United States Surgical Corporation ("U.S. Surgical") and AMP Incorporated ("AMP") on October 1, 1998 and April 2, 1999, respectively. These transactions are referred to herein as the "mergers." The Consolidated Financial Statements have been prepared following the pooling of interests method of accounting for the mergers and, therefore, reflect the combined financial position, operating results and cash flows of U.S. Surgical and AMP as if they had been subsidiaries of Tyco for all periods presented.

    BUSINESS--the Company operates in the following business segments:

    ELECTRONICS

    Electronics' products and services include:

    - designing, engineering and manufacturing of electronic connector systems, fiber optic components, wireless devices, heat shrink products, power components, wire and cable, relays, sensors, touch screens, smart card components, identification and labeling products, energy solutions, power products, switches and battery assemblies; and

    - designing, manufacturing, installing, operating and maintaining undersea cable communications systems through our telecommunications subsidiary, TyCom Ltd. ("TyCom"), and selling bandwidth on our own cable network.

    FIRE AND SECURITY SERVICES

    Fire and Security Services' products and services include:

    - designing, installing and servicing a broad line of fire detection, prevention and suppression systems, and manufacturing and servicing of fire extinguishers and related products;

    - designing, installing, monitoring and maintaining electronic security systems;

    - designing and manufacturing valves and related products; and

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets.

    HEALTHCARE AND SPECIALTY PRODUCTS

    Healthcare and Specialty Products include:

    - a wide variety of disposable medical products, including wound care and closure products, syringes and needles, sutures and surgical staplers, products used for vascular therapy and respiratory care, infant medical accessories, incontinence products, anesthetic supplies, electrosurgical instruments and laparoscopic instruments; and

    - polyethylene film and film products such as flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives, plastic garment hangers and pipeline coating for the oil, gas and water distribution industries.

    TYCO CAPITAL

    Tyco Capital's services include:

    - commercial financing and leasing--offering equipment, commercial factoring and structured financing; and

    - specialty financing and leasing--consumer lending and retail sales and vendor financing.

    PRINCIPLES OF CONSOLIDATION--Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through Tyco's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal, except in the case of mergers accounted for as poolings of interests (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS--All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

    INVENTORIES--Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

    FINANCING AND LEASING ASSETS--Tyco Capital provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables. Financing and leasing assets consist of finance receivables, finance receivables held for sale, net book value of operating lease equipment and certain investments.

    At the time of designation for sale, securitization or syndication, assets are classified as finance receivables held for sale, which are included in other assets on the Consolidated Balance Sheet. These assets are carried at the lower of aggregate cost or market value.

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CHARGE-OFF OF FINANCE RECEIVABLES--Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is recorded principally at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. For the years ended September 30, 2001, 2000 and 1999, the Company capitalized interest of
$76.3 million, $10.8 million and $8.7 million, respectively. The increase in capitalized interest is primarily due to construction of the TyCom Global Network ("TGN"), which began during the last quarter of Fiscal 2000. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements.......  5 to 50 years
Leasehold improvements and equipment
  leased to others.......................  Remaining term of the lease
Subscriber systems.......................  10 to 14 years
Other plant, machinery, equipment and
  furniture and fixtures.................  2 to 25 years
TyCom Global Network.....................  15 years

    Equipment leased to others by Tyco Capital is also included in property, plant and equipment. Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill, net was $29,790.8 million and $13,723.0 million at September 30, 2001 and 2000, respectively. Accumulated amortization amounted to $1,556.5 million and $959.3 million at September 30, 2001 and 2000, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill associated with acquisitions consummated after June 30, 2001 is not being amortized. All other goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years through September 30, 2001. See "ACCOUNTING PRONOUNCEMENTS" within Note 1 for more information on SFAS No. 142.

    Other intangible assets, net were $5,519.6 million and $2,609.6 million at September 30, 2001 and 2000, respectively. These amounts include patents, trademarks, customer contracts and other items, which are being amortized on a straight-line basis over lives ranging from 2 to 40 years. At September 30, 2001 and 2000, accumulated amortization amounted to $885.3 million and $525.2 million, respectively.

    INVESTMENTS--The Company accounts for its long-term investments that represent less than twenty percent ownership by adjusting the securities to market value at the end of each accounting period. Unrealized market gains and losses are charged to earnings if the securities are traded for short-term

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) profit. Otherwise, such unrealized gains and losses are charged or credited to shareholders' equity unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

    Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. At September 30, 2001 and 2000, such investments were recorded at the lower of cost or estimated net realizable value.

    For investments in which the Company owns or controls twenty percent or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

    Investments are included in other assets on the Consolidated Balance Sheets.

    LONG-LIVED ASSETS--The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the fair value of the asset is less than its carrying value.

    IMPAIRED LOANS--Impaired loans include primarily large loans that are placed on non-accrual status or any troubled debt restructuring. Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

    SECURITIZATIONS--Pools of assets are originated and sold to independent trusts which, in turn, issue securities to investors backed by the asset pools. Tyco Capital retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Tyco Capital's retained interests in securitized assets are included in other assets. Subsequent to the recording of retained interests, Tyco Capital reviews such values on an asset by asset basis at least as often as quarterly. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the respective carrying values. Losses, representing the excess of carrying value over estimated current fair market value, are recorded as impairments and are recognized as a charge to operations. Unrealized gains are not credited to current earnings but are reflected in shareholders' equity as part of other comprehensive income.

    SHARE PREMIUM AND CONTRIBUTED SURPLUS--In accordance with the Bermuda Companies Act of 1981, when Tyco issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When Tyco issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) issued by Tyco is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

    REVENUE RECOGNITION--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are relevant to the Company. As required, the Company adopted SAB 101 in the fourth quarter of Fiscal 2001 retroactive to the beginning of the fiscal year and is now recognizing revenues from the installation of security systems and deferring the associated direct incremental costs over the estimated customer lives.

    Revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenue from the sale of services is recognized as services are rendered. Subscriber billings for services not yet rendered are deferred and taken into income as earned, and the deferred element is included in accrued expenses and other current liabilities or other long-term liabilities, as appropriate.

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

    At September 30, 2001, accounts receivable included retainage provisions of $100.7 million, of which $73.7 million remained unbilled. At September 30, 2000, accounts receivable included retainage provisions of $58.6 million, of which $2.0 million remained unbilled. These retention provisions relate primarily to fire protection and electronics contracts and become due upon contract completion and acceptance. Of the balance of $100.7 million at September 30, 2001, $44.7 million is expected to be collected during Fiscal 2002.

    Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which Tyco Capital has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

    The accrual of finance income on commercial and consumer finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful.

    LEASE FINANCING--Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third party lenders on a nonrecourse basis, with Tyco Capital providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third-party debt and unearned finance income. Management performs periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the current period.

    RESERVE FOR CREDIT LOSSES ON FINANCE RECEIVABLES--The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses. In management's judgment the reserve for credit losses is adequate to provide for credit losses inherent in the portfolio.

    INCOME TAXES--Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    RESEARCH AND DEVELOPMENT--Research and development expenditures are expensed when incurred and are included in cost of revenue.

    ADVERTISING--Advertising costs are expensed when incurred and are included in selling, general, administrative and other costs and expenses.

    SALE OF COMMON SHARES OF A SUBSIDIARY--Gains on the sale by a subsidiary of its common shares are included in the Consolidated Statement of Operations.

    TRANSLATION OF FOREIGN CURRENCY--Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive (loss) income within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for the assets and liabilities of these subsidiaries are included in net income.

    Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income.

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FINANCIAL INSTRUMENTS--Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive (loss) income and are recognized in the Consolidated Statement of Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

    The fair value estimates are based on relevant market information, including current interest rates, and information about the financial instrument, assuming adequate market liquidity. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the financial instruments, and other factors.

    The Company uses derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company documents relationships between hedging instruments and hedged items, and links derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Balance Sheet or to specific firm commitments or forecasted transactions. The Company also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

    As part of managing the exposure to changes in market interest rates, the Company, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against specified liabilities including commercial paper, or a specifically underwritten debt issue. The Company's primary hedge objectives include the conversion of variable-rate liabilities to fixed rates, and the conversion of fixed-rate liabilities to variable rates. The derivatives associated with these objectives are classified as cash flow hedges and fair value hedges, respectively. The notional amounts, rates, indices and maturities of Tyco Capital's derivatives are required to closely match the related terms of Tyco Capital's hedged liabilities.

    The Company's financial instruments present certain market and credit risks; however, concentration of credit risk is mitigated as Tyco deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. None of the Company's financial instruments would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. The Company does not require collateral or other security to be furnished by the counterparties to its financial instruments. The Company does, however, maintain reserves for potential credit losses on financial instruments.

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include merger, restructuring and other non-recurring charges (credits), purchase accounting reserves, allowances for doubtful accounts receivable, reserve for credit losses, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

    ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the remaining provisions of SFAS No. 142 on October 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142. Goodwill amortization expense for Fiscal 2001 was $597.2 million.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with current year presentation.

    STOCK SPLITS--Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on October 21, 1999, effected in the form of a 100% stock dividend (see Note 13).

2. ACQUISITIONS AND DIVESTITURES

    FISCAL 2001

    During Fiscal 2001, the Company purchased businesses for an aggregate cost of $19,554.2 million, consisting of $8,800.2 million in cash, net of cash acquired, and the issuance of approximately 211.2 million common shares valued at $10,435.4 million, plus the fair value of options assumed of

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
$318.6 million. In addition, $894.4 million of cash was paid during the year for purchase accounting liabilities related to current and prior years' acquisitions, which includes approximately $105.7 million relating to purchase price adjustments and earn-out liabilities on certain acquisitions and $51.5 million in transaction costs paid related to the acquisition of CIT. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and Tyco common shares and net proceeds from the disposal of businesses. Debt of acquired companies aggregated
$40,643.2 million, including $39,050.9 million of debt of CIT. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the Company's consolidated results from their respective acquisition dates.

    In connection with these acquisitions, the Company recorded purchase accounting liabilities of $1,120.0 million for the costs of integrating the acquired companies and transaction costs. Details regarding these purchase accounting liabilities are set forth below. In Fiscal 2001, the Company spent a total of $9,694.6 million in cash related to the acquisition of businesses, consisting of $8,800.2 million of cash in purchase price for these businesses (net of cash acquired) plus $894.4 million of cash paid out during the year for purchase accounting liabilities related to current and prior years' acquisitions.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. As a result of acquisitions completed in Fiscal 2001, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2001, the Company recorded approximately $19,902.1 million in goodwill and other intangible assets in Fiscal 2001.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for purchase acquisitions completed in Fiscal 2001, adjusted to reflect changes in fair values

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2001 ($ in millions):

Receivables.................................................  $ 1,728.0
Inventories.................................................    1,081.6
Finance receivables, net....................................   30,203.3
Property, plant and equipment, net..........................    8,735.2
Goodwill and other intangible assets........................   19,902.1
Other assets................................................    7,774.8
                                                              ---------
                                                               69,425.0
                                                              ---------
Accounts payable............................................    1,306.9
Accrued expenses and other current liabilities..............    6,014.1
Other long-term liabilities.................................    1,906.6
                                                              ---------
                                                                9,227.6
                                                              ---------
                                                              $60,197.4
                                                              =========
Cash consideration paid (net of cash acquired)..............  $ 8,800.2
Share consideration paid....................................   10,754.0
Debt assumed................................................   40,643.2
                                                              ---------
                                                              $60,197.4
                                                              =========

    Fiscal 2001 purchase acquisitions include, among others, Mallinckrodt Inc. ("Mallinckrodt") and CIGI Investment Group, Inc. ("CIGI") in October 2000, InnerDyne, Inc. ("InnerDyne") and Lucent Technologies' Power Systems business unit ("LPS") in December 2000, Simplex Time Recorder Co. ("Simplex") in
January 2001, Scott Technologies, Inc. ("Scott") in May 2001, CIT in June 2001 and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") in July 2001. Mallinckrodt, a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief, was purchased for approximately 65.2 million Tyco common shares valued at $3,096.9 million and has been integrated within the Healthcare and Specialty Products segment. CIGI, a designer and manufacturer of inductors and isolation transformers for telecommunications applications, primarily modems, Digital Subscriber Lines (DSL) and network equipment, was purchased for approximately 2.3 million Tyco common shares valued at $118.9 million, plus cash of $29.6 million, and has been integrated within the Electronics segment. InnerDyne, a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures, was purchased for approximately 3.2 million Tyco common shares valued at $178.0 million and has been integrated within the Healthcare and Specialty Products segment. LPS, a provider of a full line of energy solutions and power products for telecommunications service providers and for the computer industry, was purchased for approximately $2,501.0 million in cash and has been integrated within the Electronics segment. Simplex, a manufacturer of fire and security products and communications systems including control panels, detection devices and system software, was purchased for approximately $1,094.7 million in cash and has been integrated within the Fire and Security Services segment. Scott, a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets, was purchased for approximately 7.5 million Tyco common shares valued at $391.1 million and has been integrated within the Fire and Security Services segment. CIT was purchased for $9,455.5 million, consisting of: the issuance of approximately
133.0 million Tyco

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) common shares, valued at $6,650.5 million, for approximately 73% of the outstanding shares of CIT; a cash payment of $2,486.4 million to Dai-Ichi Kangyo Bank, Limited for the purchase of approximately 27% of the outstanding shares of CIT; and options assumed valued at $318.6 million. The $9,455.5 million purchase price plus $29.2 million in acquisition related costs incurred by Tyco Industrial have been reflected on Tyco Capital's Consolidated Balance Sheet as a contribution by Tyco, in accordance with "push-down" accounting for business combinations. In addition, $22.3 million was paid by Tyco Industrial for acquisition related costs and have been reflected on Tyco Capital's Consolidated Balance Sheet as an additional capital contribution. SecurityLink, a provider of electronic security systems to residential, commercial and government customers, was purchased for cash of approximately $1,000.0 million and has been integrated within the Fire and Security Services segment.

    In connection with the acquisition of Mallinckrodt, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at $184.3 million. The purchased IPR&D was written off during the quarter ended December 31, 2000. The value of the purchased IPR&D was based on the value of the various projects utilizing the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects,
(iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

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

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 2001 purchase acquisitions ($ in millions):

                                             SEVERANCE              FACILITIES          OTHER
                                        --------------------   ---------------------   --------
                                        NUMBER OF              NUMBER OF
                                        EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                        ---------   --------   ----------   --------   --------   --------
Original reserve established(1).......   10,270      $367.9        349       $393.6     $358.5    $1,120.0
Fiscal 2001 utilization...............   (8,201)     (216.4)      (172)       (62.7)    (249.6)     (528.7)
                                         ------      ------       ----       ------     ------    --------
Ending balance at September 30,
  2001................................    2,069      $151.5        177       $330.9     $108.9    $  591.3
                                         ======      ======       ====       ======     ======    ========

------------------------------

(1) Included within the $1,120.0 million reserve established is $98.7 million in purchase accounting liabilities recorded by Tyco Industrial related to the acquisition of CIT and reported as a liability of Tyco Capital.

    Purchase accounting liabilities recorded during Fiscal 2001 consist of $367.9 million for severance and related costs; $393.6 million for costs associated with the shut down and consolidation of certain acquired facilities, including unfavorable leases, lease terminations and other related fees and other costs; and $358.5 million for transaction and other costs. These purchase accounting liabilities relate primarily to the acquisitions of Mallinckrodt, LPS, CIT, Simplex and SecurityLink.

    In connection with the Fiscal 2001 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 349 facilities. The costs of employee termination benefits relate to the elimination of 6,651 positions in the United States, 1,559 positions in Europe, 1,354 positions in the Asia-Pacific region and 706 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 226 facilities in the United States, 54 facilities in Europe, 48 facilities in the Asia-Pacific region and 21 facilities in Canada and Latin America, consisting primarily of manufacturing plants, distribution facilities, sales offices, corporate administrative facilities and research and development facilities. At September 30, 2001, 8,201 employees had been terminated and 172 facilities had been closed or consolidated.

    In connection with the purchase acquisitions consummated during Fiscal 2001, liabilities for approximately $151.5 million for severance and related costs, $330.9 million for the shutdown and consolidation of acquired facilities and $108.9 million in transaction and other direct costs remained on the Consolidated Balance Sheet at September 30, 2001. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for certain long-term contractual obligations.

    During Fiscal 2001, the Company reduced its estimate of purchase accounting liabilities recorded in prior years by $68.9 million primarily because costs were less than originally anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount. In addition, the Company finalized its business plans for the exiting of businesses and the termination of employees in connection with the Fiscal 2000 acquisitions and integration of the electronic OEM business of Thomas & Betts, AFC Cable Systems, Inc., Critchley Group PLC and Siemens Electromechanical Components GmbH & Co. KG, and as a result recorded $103.7 million of additional purchase accounting liabilities. The Company has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, the Company is

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) still in the process of obtaining information to finalize estimates for the fair values of certain assets acquired and liabilities assumed.

    In October 2000, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses and investments of $406.5 million, principally related to the sale of ADT Automotive.

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

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
($ IN MILLIONS, EXCEPT PER SHARE DATA)                         2001(1)        2000(2)
--------------------------------------                        ---------      ---------
Total revenues..............................................  $42,203.8      $43,003.9
Income before extraordinary items and cumulative effect of
  accounting changes........................................    4,740.1        4,640.8
Net income..................................................    3,987.7        4,600.4
Net income per common share:
  Basic.....................................................       2.10           2.42
  Diluted...................................................       2.07           2.39

------------------------------

(1) Includes a net gain on sale of businesses and investments of $276.6 million and a net gain on sale of common shares of a subsidiary of $64.1 million, partially offset by a decrease of $241.1 million related to a change in revenue recognition policies to conform to SAB 101. Income also includes net restructuring and other non-recurring and impairment charges of $538.6 million.

(2) Includes a non-recurring gain of $1,760.0 million on the sale by a subsidiary of its common shares. Income also includes net non-recurring and impairment charges of $275.3 million.

    On May 30, 2001, a subsidiary of the Company entered into a definitive agreement to acquire C.R. Bard, Inc. ("Bard"), a multinational developer, manufacturer and marketer of healthcare products used for vascular, urological and oncological diagnosis and intervention, as well as surgical specialties, in a tax-free stock-for-stock merger, in exchange for approximately 58 million Tyco common shares. The transaction is valued at approximately $3,200.0 million, including the assumption of net debt of $72.9 million. The merger has been approved by Bard shareholders but is still contingent on regulatory clearance under United States anti-trust laws. If consummated, Bard would be integrated within the Company's Healthcare and Specialty Products segment and the transaction will be accounted for as a purchase.

    FISCAL 2000

    During Fiscal 2000, the Company purchased businesses for an aggregate cost of $4,917.9 million, consisting of $4,246.5 million in cash, net of cash acquired, and the issuance of approximately

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
15.6 million common shares valued at $671.4 million. In addition, $544.2 million of cash was paid during Fiscal 2000 for purchase accounting liabilities related to 2000 and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Debt of acquired companies aggregated $244.1 million. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of acquisitions completed in Fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2000, the Company recorded approximately $5,206.8 million in goodwill and other intangible assets.

    In connection with these acquisitions, the Company recorded purchase accounting liabilities of $426.2 million for transaction costs and the costs of integrating the acquired companies within our various business segments. Details regarding these purchase accounting liabilities are set forth below. During Fiscal 2000, the Company spent a total of $4,790.7 million in cash related to the acquisition of businesses, consisting of $4,246.5 million of purchase price (net of cash acquired) plus $544.2 million of cash paid out during Fiscal 2000 for purchase accounting liabilities related to 2000 and prior years' acquisitions.

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 2000 purchase acquisitions ($ in millions):

                                               SEVERANCE              FACILITIES          OTHER
                                          --------------------   ---------------------   --------
                                          NUMBER OF              NUMBER OF
                                          EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                          ---------   --------   ----------   --------   --------   --------
Original reserve established............    7,215      $243.0       102        $87.6      $95.6      $426.2
Fiscal 2000 utilization.................   (4,023)     (146.2)      (53)       (34.3)     (47.3)     (227.8)
Fiscal 2001 utilization.................   (4,962)      (89.3)      (65)       (40.0)     (36.9)     (166.2)
Changes in estimates....................    3,537        35.6        64         36.4       31.7       103.7
Reversal to goodwill in Fiscal 2001.....     (515)       (8.3)       (9)       (17.2)      (7.8)      (33.3)
                                           ------      ------       ---        -----      -----      ------
Ending balance at September 30, 2001....    1,252      $ 34.8        39        $32.5      $35.3      $102.6
                                           ======      ======       ===        =====      =====      ======

    Purchase accounting liabilities recorded during Fiscal 2000 consist of $243.0 million for severance and related costs, $87.6 million for costs associated with the shut down and consolidation of certain acquired facilities and $95.6 million for transaction and other direct costs. The $243.0 million of severance and related costs covers employee termination benefits for approximately 7,215 employees located throughout the world, consisting primarily of manufacturing and distribution employees to be terminated as a result of the shut down and consolidation of production facilities and, to a lesser extent, administrative, technical and sales and marketing personnel. At September 30, 2001, 8,985 employees had been terminated and $34.8 million in severance and related costs remained on the Consolidated Balance Sheet. The Company expects that the remaining employee terminations will be completed in Fiscal 2002.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)

    The $87.6 million of exit costs are associated with the closure and consolidation of 102 facilities located primarily in the Asia-Pacific region and the United States. These facilities include manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. Included within these costs are accruals for non-cancelable leases associated with certain of these facilities. Approximately 118 facilities had been closed or consolidated at September 30, 2001. The remaining facilities are primarily small manufacturing plants, which are expected to be shut down in Fiscal 2002. Expenses in connection with the closure of these remaining facilities, as well as the rental payments under non-cancelable leases (less any expected sublease income for facilities already closed), comprise the approximately $32.5 million for facility related costs remaining on the Consolidated Balance Sheet at September 30, 2001.

    During Fiscal 2001, the Company reduced its estimate of purchase accounting liabilities relating primarily to Fiscal 2000 acquisitions by $33.3 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These reductions resulted primarily from costs being less than originally anticipated.

    During Fiscal 2000, the Company sold certain of its businesses, primarily within the Healthcare and Specialty Products segment, for net proceeds of approximately $74.4 million in cash.

    FISCAL 1999

    During Fiscal 1999, the Company acquired companies for an aggregate cost of $5,996.4 million, consisting of $4,546.8 million in cash and the issuance of
32.4 million common shares valued at $1,449.6 million. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Debt of acquired companies aggregated $926.9 million. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, the Company recorded approximately $5,807.9 million in goodwill and other intangible assets. At September 30, 2001, there remained on the Consolidated Balance Sheet purchase accounting liabilities of $34.5 million for employee severance (principally for payments to employees already terminated), facility related costs (principally for rents under non-cancelable leases for vacated premises) and other costs.

3. POOLING OF INTERESTS TRANSACTIONS

    During Fiscal 1999, subsidiaries of Tyco merged with U.S. Surgical and AMP. A total of approximately 118.4 million and 329.2 million Tyco common shares, respectively, were issued to the former shareholders of these companies. Both these merger transactions were accounted for under the pooling of interests accounting method, which presents as a single interest common shareholder interests that were previously independent. The historical consolidated financial statements for periods prior to the consummation of the mergers are restated as though the companies had been combined during such periods.

    Aggregate fees and expenses related to the mergers and to the integration of the combined companies have been expensed in the Consolidated Statements of Operations in the periods in which

                            TYCO INTERNATIONAL LTD.

3. POOLING OF INTERESTS TRANSACTIONS (CONTINUED) the mergers were consummated, as required under the pooling of interests method of accounting (see Notes 16 and 21).

    In connection with the U.S. Surgical merger, the Company assumed an operating lease for U.S. Surgical's North Haven facilities. In December 1998, the Company assumed the debt related to the North Haven property of approximately $211 million. The assumption of the debt combined with the settlement of certain other obligations in the amount of $23 million resulted in the Company acquiring ownership of the North Haven property for a total cost of $234 million.

    Combined and separate results of the Company and AMP for the period preceding the merger are as follows ($ in millions):

                                               TYCO       AMP      ADJUSTMENTS   COMBINED
                                             --------   --------   -----------   ---------
Six Months Ended March 31, 1999
  (unaudited)(1)
  Total revenues...........................  $7,776.8   $2,675.5      $   --     $10,452.3
  Operating income (loss)..................     906.1     (405.2)         --         500.9
  Extraordinary items, net of taxes........     (44.9)        --          --         (44.9)
  Net income (loss)........................     408.8     (376.0)       (3.0)(2)      29.8

------------------------
(1) Includes merger, restructuring and other non-recurring charges of $414.6 million and impairment charges of $76.0 million related primarily to the merger with U.S. Surgical, and restructuring and other non-recurring charges of $275.3 million, of which $55.2 million is included in cost of revenue, and impairment charges of $236.7 million related to AMP's profit improvement plan. Also includes a credit of $8.3 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other non-recurring accruals.

(2) As a result of the combination of the Company and AMP, an income tax adjustment was recorded to conform tax accounting.

4. FINANCE RECEIVABLES, NET

   The following table presents the details of Tyco Capital's finance receivables, net ($ in millions):

                                                              SEPTEMBER 30, 2001
                                                              ------------------
Loans.......................................................       $23,590.9
Lease receivables...........................................         8,288.5
                                                                   ---------
Finance receivables.........................................        31,879.4
Less: reserve for credit losses.............................          (492.9)
                                                                   ---------
  Finance receivables, net..................................       $31,386.5
                                                                   =========

    Included in finance receivables at September 30, 2001 are leveraged lease receivables of $1.0 billion. Leveraged lease receivables exclude the portion funded by third-party, non-recourse debt payable of $2.4 billion at September 30, 2001. Net finance receivables exclude $10.1 billion of finance receivables previously securitized and managed by Tyco Capital.

                            TYCO INTERNATIONAL LTD.

4. FINANCE RECEIVABLES, NET (CONTINUED)
    The following table sets forth Tyco Capital's contractual maturities of finance receivables ($ in millions).

                                                              SEPTEMBER 30,
                                                                   2001
                                                              --------------
Due within one year.........................................     $14,212.6
Due within one to two years.................................       5,233.5
Due within two to four years................................       4,515.2
Due after four years........................................       7,918.1
                                                                 ---------
Total finance receivables...................................     $31,879.4
Reserve for credit losses...................................        (492.9)
                                                                 ---------
Total finance receivables, net..............................      31,386.5
                                                                 =========

    The following table presents changes in Tyco Capital's reserve for credit losses for the period June 2 through September 30, 2001 ($ in millions):

Balance, June 1, 2001.......................................    $   462.7
Provision for credit losses.................................        116.1
Net credit losses...........................................        (86.8)
Acquisitions and other......................................          0.9
                                                                ---------
Balance, September 30, 2001.................................    $   492.9
                                                                =========
Reserve for credit losses as a percentage of finance
  receivables at
  September 30, 2001........................................        1.55%
                                                                =========

    Total non-performing assets of Tyco Capital were $969.7 million at September 30, 2001. Non-performing assets reflect both finance receivables on non-accrual status (primarily loans that are ninety days or more delinquent) and assets received in satisfaction of loans.

    The fair value of finance receivable loans for Tyco Capital was approximately $23,683.9 million (book value of $23,226.2 million) at September 30, 2001, based on discounted cash flow analysis using interest rates that were being offered at the end of the period for loans with similar terms to borrowers of similar credit quality. The net carrying value of lease finance receivables not subject to fair value disclosure totaled $8.2 billion.

5. INVESTMENTS IN DEBT AND EQUITY SECURITIES

    At September 30, 2001 and 2000, Tyco Industrial had available-for-sale equity investments with a fair market value of $84.4 million and $1,320.3 million and a cost basis of $205.6 million and $218.7 million, respectively. The gross unrealized losses of $149.6 million and $16.4 million and gross unrealized gains of $28.4 million $1,118.0 million at September 30, 2001 and 2000 have been recorded net of deferred taxes of $2.5 million and $18.1 million, respectively. These amounts have been included as a separate component of shareholders' equity.

    At September 30, 2001, Tyco Capital's investments in debt and equity securities designated as available-for-sale totaled $972.6 million and have been included in other assets on the Consolidated Balance Sheet.

                            TYCO INTERNATIONAL LTD.

5. INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)
    Included in Tyco Capital's investments in debt and equity securities are retained interests in commercial securitized assets of $843.6 million and consumer securitized assets of $126.5 million at September 30, 2001. Retained interests include interest-only strips, retained subordinated securities, and cash reserve accounts related to securitizations. The carrying value of the retained interests in securitized assets is reviewed at least quarterly for valuation impairment.

    The securitization programs cover a wide range of products and collateral types with significantly different prepayment and credit risk characteristics.

    The prepayment speed, in the tables below, is based on Constant Prepayment Rate ("CPR"), which expresses payments as a function of the declining amount of loans at a compound annual rate. Expected credit losses are based upon annual loss rates. The key economic assumptions used in measuring the retained interests at the date of securitization for transactions completed during the period from June 2 through September 30, 2001 were as follows:

                                                                        COMMERCIAL
                                                                        EQUIPMENT
                                                              ------------------------------
Prepayment speed............................................    6.98%     -          56.74%
Expected credit losses......................................    0.00%     -           6.14%
Weighted average discount rate..............................    9.00%     -          16.00%
Weighted average life (in years)............................    0.90      -           2.50

    Ranges of key economic assumptions used in calculating the fair value of the retained interests in securitized assets by product type at September 30, 2001 were as follows:

                                                                                       CONSUMER
                                                                -------------------------------------------------------
                                         COMMERCIAL                MANUFACTURED HOUSING         RECREATIONAL VEHICLE
                                         EQUIPMENT                    & HOME EQUITY                    & BOAT
                               ------------------------------   --------------------------   --------------------------
Prepayment speed.............   6.00%        -        59.38%     15.60%     -      25.40%     21.50%     -      21.50%
Expected credit losses.......   0.00%        -         8.08%      0.24%     -       2.77%      0.00%     -       1.51%
Weighted average discount
  rate.......................   9.00%        -        16.00%     13.00%     -      15.00%     14.00%     -      15.00%
Weighted average life (in
  years).....................   0.22         -         1.98       1.88      -       3.79       0.16      -       2.76

    The impact of 10 percent and 20 percent adverse changes to the key economic assumptions on the fair value of retained interests as of September 30, 2001 is as follows ($ in millions):

                                                                      CONSUMER
                                                     -------------------------------------------
                                        COMMERCIAL   MANUFACTURED HOUSING   RECREATIONAL VEHICLE
                                        EQUIPMENT       & HOME EQUITY              & BOAT
                                        ----------   --------------------   --------------------
Prepayment speed:
  10 percent adverse change...........    $ (3.2)           $ 0.9                  $(2.5)
  20 percent adverse change...........      (5.8)            (1.8)                  (4.9)
Expected credit losses:
  10 percent adverse change...........     (25.0)            (0.2)                  (2.2)
  20 percent adverse change...........     (50.0)            (0.4)                  (4.5)
Weighted average discount rate:
  10 percent adverse change...........     (13.4)            (0.8)                  (2.5)
  20 percent adverse change...........     (26.5)            (1.5)                  (4.8)

                            TYCO INTERNATIONAL LTD.

5. INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)
    These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

    Static pool credit losses represent the sum of actual and projected future credit losses divided by the original balance of each pool of the respective assets. At September 30, 2001, actual and projected losses were 1.92% on a weighted-average basis for commercial equipment securitizations during Fiscal 2001.

    The following table summarizes certain cash flows received from and paid to securitization trusts for the period from June 2 through September 30, 2001 ($ in millions):

Proceeds from new securitizations...........................  $2,229.1
Other cash flows received on retained interests.............     105.2
Servicing fees received.....................................      22.2
Repurchases of ineligible contracts.........................     (83.4)
Reimbursable servicing advances, net........................      (4.2)
                                                              --------
Total, net..................................................  $2,268.9
                                                              ========

    Charge-offs for the period from June 2 through September 30, 2001 and receivables past due 60 days or more at September 30, 2001 are set forth below, for both finance receivables and managed receivables. In addition to finance receivables, managed receivables include finance receivables previously securitized and still managed by Tyco Capital, but exclude operating leases and equity investments ($ in millions).

                                                     CHARGE-OFFS FOR THE PERIOD JUNE 2 THROUGH
                                                                SEPTEMBER 30, 2001
                                            -----------------------------------------------------------
                                               FINANCE RECEIVABLES               MANAGED RECEIVABLES
                                            -------------------------         -------------------------
                                             AMOUNT          PERCENT           AMOUNT          PERCENT
                                            --------         --------         --------         --------
Commercial................................  $   68.0           0.73%          $  115.9           0.81%
Consumer..................................      18.8           1.61               29.1           1.35
                                            --------                          --------
  Total...................................  $   86.8           0.83           $  145.0           0.88
                                            ========                          ========

                                                            PAST DUE 60 DAYS OR MORE AT
                                                                SEPTEMBER 30, 2001
                                            -----------------------------------------------------------
                                               FINANCE RECEIVABLES               MANAGED RECEIVABLES
                                            -------------------------         -------------------------
                                             AMOUNT          PERCENT           AMOUNT          PERCENT
                                            --------         --------         --------         --------
Commercial................................  $  915.7           3.18%          $1,386.6           3.62%
Consumer..................................     188.2           6.01              253.1           4.35
                                            --------                          --------
  Total...................................  $1,103.9           3.46           $1,639.7           3.72
                                            ========                          ========

                            TYCO INTERNATIONAL LTD.

6. DEBT

                                                      SEPTEMBER 30, 2001          SEPTEMBER 30, 2000
                                                   -------------------------   ------------------------
                                                    AMOUNT     INTEREST RATE    AMOUNT    INTEREST RATE
                                                   ---------   -------------   --------   -------------
Short-term debt is as follows ($ in millions):

TYCO INDUSTRIAL
Variable-rate senior notes.......................  $      --          --%      $  499.7       7.47%
Fixed-rate senior notes..........................    1,347.2        6.81          749.2       6.13
Note payable to Tyco Capital.....................      200.0          --             --         --
Other............................................      475.8        3.11          288.3       6.65
                                                   ---------                   --------
                                                     2,023.0        5.27       $1,537.2       6.66
                                                                               ========
TYCO CAPITAL(1)
Commercial paper
  U.S............................................    8,515.1        3.32
  Non-U.S........................................      354.1        4.64
Variable-rate senior notes.......................    5,725.0        3.47
Fixed-rate senior notes..........................    2,356.4        6.38
Fixed-rate subordinated notes....................      100.0        8.38
                                                   ---------
                                                    17,050.6        3.85
Eliminations.....................................     (200.0)
                                                   ---------
CONSOLIDATED LOANS PAYABLE AND CURRENT MATURITIES
  OF LONG-TERM DEBT..............................  $18,873.6
                                                   =========

                                                         SEPTEMBER 30, 2001                SEPTEMBER 30, 2000
                                               --------------------------------------   ------------------------
                                               MATURITIES    AMOUNT     INTEREST RATE    AMOUNT    INTEREST RATE
                                               ----------   ---------   -------------   --------   -------------
Long-term debt is as follows ($ in millions):

TYCO INDUSTRIAL
Commercial paper(2)
  U.S........................................  2002, 2006   $ 3,909.5       3.31%       $2,420.6       6.81%
  Non-U.S....................................  2002, 2006        80.7       4.61           172.9       4.79
Variable-rate senior notes...................        2003       498.4       4.16              --         --
Fixed-rate senior notes......................   2003-2030     8,902.4       6.26         6,395.1       6.56
Zero coupon convertible senior debentures....   2020-2021     5,771.8       1.50              --         --
Zero coupon convertible subordinated
  debentures.................................        2010        30.8       6.50            35.0       6.50
Other........................................   2003-2017       402.4       4.50           438.2       4.50
                                                            ---------                   --------
                                                             19,596.0       4.17        $9,461.8       6.50
                                                                                        ========
TYCO CAPITAL(1)
Variable-rate senior notes...................        2003     3,889.6       3.89
Fixed-rate senior notes......................   2003-2028    14,757.5       6.77
                                                            ---------
                                                             18,647.1       6.17
                                                            ---------
CONSOLIDATED LONG-TERM DEBT..................               $38,243.1
                                                            =========

------------------------------

(1) Tyco Capital Corporation's senior notes and commercial paper have a priority position over its other debt obligations. Tyco Capital
    Corporation's debt is not an obligation of Tyco Industrial, and Tyco International Ltd. has not guaranteed this debt.

(2) Tyco Industrial plans to use its long-term credit facilities to support borrowings under its commercial paper program.

                            TYCO INTERNATIONAL LTD.

6. DEBT (CONTINUED)

TYCO INDUSTRIAL

    In November 2000, Tyco Industrial completed a private placement offering of $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. In December 2000, Tyco filed a registration statement registering the securities for resale by the holders. Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions are met. The Company may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2003, 2005, 2007 or 2014. The net proceeds were used to finance acquisitions and to repay borrowings under the commercial paper program of Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco and Tyco's corporate finance subsidiary, which is included as part of Tyco Industrial.

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

    In February 2001, TIG completed a private placement offering of $3,035,000,000 principal amount at maturity of zero coupon convertible debentures due 2021, which are guaranteed by Tyco, for aggregate net proceeds of approximately $2,203,400,000. In April 2001, Tyco filed a registration statement registering the securities for resale by the holders. Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 8.6916 Tyco common shares if certain conditions are met. TIG may be required to repurchase the securities at the accreted value at the option of the holders on February 12, 2003, 2005, 2007, 2009 or 2016. If the February 12, 2003 option is exercised, TIG may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. The net proceeds were used primarily to repay borrowings under TIG's commercial paper program.

    In February 2001, TIG replaced its $4.5 billion and $0.5 billion revolving credit facilities with a $3.855 billion facility expiring on February 6, 2002, with an option to extend to February 6, 2003, and a $2.0 billion facility expiring on February 6, 2006. These credit facilities are guaranteed by Tyco. Under the terms of the facilities, the Company is required to meet certain covenants, none of which is considered restrictive to its operations. Also, in May 2001, TIG increased the borrowing capacity under its commercial paper program from $5.0 billion to $5.855 billion. TIG plans to use the credit facilities to support borrowings under its commercial paper program and therefore expects these facilities to remain largely undrawn.

    In July 2001, TIG issued $500 million floating rate notes due 2003, $600 million 4.95% notes due 2003 and $700 million 5.8% notes due 2006 in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,787.9 million were used to repay borrowings under TIG's commercial paper program.

                            TYCO INTERNATIONAL LTD.

6. DEBT (CONTINUED)
    In August 2001, Tyco and TIG filed a shelf registration statement to enable TIG to offer from time to time unsecured debt securities guaranteed by Tyco at an aggregate initial offering price not to exceed $6.0 billion.

    The fair value of debt of Tyco Industrial was approximately $21,895.0 million (book value of $21,619.0 million) and $10,851.6 million (book value of $10,999.0 million) at September 30, 2001 and 2000, respectively, based on discounted cash flow analyses using current market interest rates.

    The impact of Tyco Industrial's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on Tyco Industrial's reported interest expense was a reduction of $9.7 million, $6.6 million and $0.9 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

TYCO CAPITAL

    In June 2001, Tyco Capital Corporation filed a shelf registration statement to enable it to offer from time to time debt securities at an aggregate initial offering price not to exceed $16.2 billion. In August 2001, Tyco Capital sold $1,000.0 million of debt in a public offering under this registration statement. The fair value of debt of Tyco Capital (including accrued interest) was approximately $36,465.6 million (book value of $36,013.5 million including accrued interest of $315.8 million) at September 30, 2001, based on discounted cash flow analyses using current market interest rates.

    The aggregate amounts of total debt maturing during the next five years are as follows ($ in millions):

                                          FISCAL 2002   FISCAL 2003   FISCAL 2004   FISCAL 2005   FISCAL 2006
                                          -----------   -----------   -----------   -----------   -----------
Tyco Industrial.........................   $ 2,023.0     $ 3,190.5     $   99.4      $1,253.2      $3,785.5
Tyco Capital............................    17,050.6       6,778.6      4,391.9       4,593.6       1,175.8
Eliminations............................      (200.0)           --           --            --            --
                                           ---------     ---------     --------      --------      --------
                                           $18,873.6     $ 9,969.1     $4,491.3      $5,846.8      $4,961.3
                                           =========     =========     ========      ========      ========

7. SALE OF ACCOUNTS RECEIVABLE

    Tyco Industrial has an agreement under which several of its operating subsidiaries sell a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financiers who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to the limited purpose subsidiary. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. The availability under the program is $500 million. At September 30, 2001 and 2000, $466 million and $450 million, respectively, was utilized under the program. The proceeds from the sales were used to reduce borrowings under TIG's commercial paper program and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the cost that the limited purpose subsidiary would incur if it were to issue commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations. Such discount aggregated $25.3 million, $25.7 million, and $15.7 million, or 5.3%, 6.6% and 5.6% of the

                            TYCO INTERNATIONAL LTD.

7. SALE OF ACCOUNTS RECEIVABLE (CONTINUED) weighted-average balance of the receivables outstanding, during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The operating subsidiaries retain collection and administrative responsibilities for the participating interests in the defined pool.

    In September 2001, TIG entered into a separate agreement to sell a defined pool of trade accounts receivable from time to time to a financial institution in Europe. The terms and conditions of the agreement are substantially similar to the program discussed above, although in this case there is no limited purpose subsidiary acting as an intermediary. The availability under this program is $175.0 million. TIG sold certain accounts receivable under this program for net proceeds of $160.0 million, which is net of a discount of $1.4 million.

    Also in September 2001, Tyco Industrial sold certain accounts receivable to Tyco Capital for net proceeds of approximately $297.8 million, which is net of a discount of $4.3 million. This sale is eliminated as an intercompany transaction in Tyco's Consolidated Financial Statements.

8. FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, finance receivables, retained interest in securitizations, long-term investments, accounts payable, debt, derivative financial instruments and mandatorily redeemable preferred securities. The fair value of cash and cash equivalents, accounts receivables, retained interests in securitizations, long-term investments, accounts payable and manditorily redeemable preferred securities approximated book value at September 30, 2001 and 2000. See Notes 4 and 6 for the fair value estimates of finance receivables and debt, respectively.

    In accordance with SFAS No. 133, all derivative financial instruments are reported on the Consolidated Balance Sheet at fair value, and changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. While it is not the Company's intention to terminate its derivative financial instruments, based on their estimated fair values the termination of forward foreign currency exchange contracts, cross-currency swap agreements, forward commodity contracts and interest rate swaps at September 30, 2001 would have resulted in a $120.4 million gain, a $93.2 million gain, a $6.8 million loss and a $103.9 million loss, respectively, and at September 30, 2000 would have resulted in a $279.0 million gain, a $15.3 million loss, an $11.1 million gain and a $95.7 million loss, respectively. At September 30, 2001 and 2000, the book values of derivative financial instruments recorded on the Consolidated Balance Sheets equaled fair values.

INTEREST RATE EXPOSURES

    The Company uses interest rate swaps to hedge its exposure to interest rate risk by exchanging fixed rate interest on certain of its debt for variable rate amounts. These interest rate swaps are designated as fair value hedges. Certain of the Company's interest rate swaps entered into during Fiscal 2001, as assessed using the short-cut method under SFAS No. 133, were highly effective. The ineffective element of the gains and losses on certain other interest rate swaps during Fiscal 2001, totaling a net gain of $19.7 million, has been recognized in interest and other financial charges, along with the effective element of the change in fair value of the interest rate swaps and the related hedged debt.

    Tyco Capital also exchanges variable rate interest on certain of its debt for fixed rate amounts. These interest rate swaps are designated as cash flow hedges. Unrealized gains and losses on the effective portion of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income within the Consolidated Statements of Shareholders' Equity. Assuming no

                            TYCO INTERNATIONAL LTD.

8. FINANCIAL INSTRUMENTS (CONTINUED)
change in interest rates, $13.5 million would be credited to earnings in Fiscal 2002 as contractual cash payments are made. For the period June 2 through September 30, 2001, the ineffective portion of changes in the fair value of cash flow hedges amounted to $3.9 million and has been recorded as a reduction to interest expense.

NET INVESTMENTS

    Tyco Industrial uses cross currency swaps and designated portions of foreign-currency denominated debt to hedge the foreign-currency exposure of certain net investments in foreign operations. A net unrealized loss of $39.4 million was included in the cumulative translation adjustment during Fiscal 2001 in connection with these hedges.

    Tyco Capital uses foreign exchange forward contracts and cross-currency swaps to hedge its net investments in foreign operations. A net unrealized loss of $13.4 million was included in the cumulative translation adjustment during the period from June 2 through September 30, 2001 in connection with these hedges.

OTHER

    Tyco Industrial uses various options, swaps and forwards not designated as hedging instruments under SFAS No. 133 to hedge the impact of the variability in the price of raw materials, such as copper and other commodities, and the impact of the variability in foreign exchange rates on accounts and notes receivable, intercompany loan balances and subsidiary earnings denominated in certain foreign currencies.

9. INCOME TAXES

    The provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Notional U.S. federal income taxes at the statutory rate....  $2,170.7   $2,262.7   $ 596.8

Adjustments to reconcile to the Company's income tax
  provision:
  U.S. state income tax provision, net......................      88.3       46.7      33.6
  SFAS 121 impairment.......................................       1.2        6.4      43.5
  Non-U.S. net earnings.....................................    (920.4)    (495.6)   (216.5)
  Nondeductible charges.....................................     194.7      140.8     139.2
  Other.....................................................     (54.6)     (35.0)     40.9
                                                              --------   --------   -------
  Provision for income taxes................................   1,479.9    1,926.0     637.5
  Deferred provision........................................     725.6      721.3     191.2
                                                              --------   --------   -------
  Current provision.........................................  $  754.3   $1,204.7   $ 446.3
                                                              ========   ========   =======

    The provisions for Fiscal 2001, Fiscal 2000, and Fiscal 1999 include $629.2 million, $648.6 million and $263.9 million, respectively, for non-U.S. income taxes. The non-U.S. component of income before income taxes was $4,398.8 million, $3,343.6 million and $1,376.3 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

                            TYCO INTERNATIONAL LTD.

9. INCOME TAXES (CONTINUED)
    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:

Accrued liabilities and reserves............................  $1,522.6   $  658.6
Tax loss and credit carryforwards...........................     851.8      474.6
Capitalized research and development and interest...........     139.6      148.9
Other.......................................................     135.8       56.1
                                                              --------   --------
                                                               2,649.8    1,338.2
                                                              --------   --------
Deferred tax liabilities:

Property, plant and equipment...............................    (844.8)    (281.9)
Intangibles.................................................    (654.5)    (251.6)
Undistributed earnings of subsidiaries......................    (126.1)    (155.1)
Other.......................................................    (100.9)    (163.6)
                                                              --------   --------
                                                              (1,726.3)    (852.2)
                                                              --------   --------
Net deferred income tax asset before valuation allowance....     923.5      486.0
Valuation allowance.........................................    (127.1)    (122.4)
                                                              --------   --------
Net deferred income tax asset...............................  $  796.4   $  363.6
                                                              ========   ========

    At September 30, 2001, the Company had approximately $586 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $222 million have no expiration, and the remaining $364 million will expire in future years through 2011. U.S. operating loss carryforwards at September 30, 2001 were approximately $1,605 million and will expire in future years through 2021. A valuation allowance has been provided for operating loss carryforwards that are not expected to be utilized.

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

10. KEY EMPLOYEE LOAN PROGRAM

    Loans are made to employees under the Company's Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate which approximates the Company's incremental short-term borrowing rate. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. During Fiscal 2001, the maximum amount outstanding under this program was $29.5 million. Loans receivable under this program were $11.2 million and $11.4 million at September 30, 2001 and 2000, respectively.

                            TYCO INTERNATIONAL LTD.

11. MANDATORILY REDEEMABLE PREFERRED SECURITIES

    In connection with the acquisition of CIT, the Company assumed
$260.0 million of 7.70% Preferred Capital Securities (the "Capital Securities"), which were originally issued in February 1997. A subsidiary of Tyco Capital, Capital Trust I ("The Trust"), invested the offering proceeds in Junior Subordinated Debentures (the "Debentures") of Tyco Capital, having identical rates of return and payment dates. The Debentures of Tyco Capital represent the sole assets of the Trust. Holders of the Capital Securities are entitled to receive cumulative distributions at an annual rate of 7.70% through either the redemption date or maturity of the Debentures (February 15, 2027). Both the Capital Securities issued by the Trust and the Debentures of Tyco Capital owned by the Trust are redeemable in whole or in part on or after February 15, 2007 or at any time in whole upon changes in specific tax legislation, bank regulatory guidelines or securities law. Distributions by the Trust are guaranteed by Tyco Capital to the extent that the Trust has funds available for distribution. Distributions payable on the Capital Securities are recorded as minority interest expense in the Consolidated Statements of Operations.

12. PREFERENCE SHARES

    Tyco has authorized 125,000,000 preference shares, par value of $1 per share, none of which was issued or outstanding at September 30, 2001 or 2000. Rights as to dividends, return of capital, redemption, conversion, voting and otherwise may be determined by Tyco's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

13. SHAREHOLDERS' EQUITY

    Tyco has authorized 2,500,000,000 common shares, par value of $.20 per share, 1,935,464,840 and 1,684,511,070 of which were outstanding, net of 17,026,256 and 31,551,310 shares owned by subsidiaries, at September 30, 2001 and 2000, respectively. Shares owned by subsidiaries are treated as treasury shares and are recorded at cost. Included within Tyco's outstanding common shares at September 30, 2001 are 4,243,108 common shares representing the assumed exchange of 6,143,199 exchangeable shares (at 0.6907 of a Tyco common share per exchangeable share). Exchangeable shares of CIT Exchangeco Inc., a wholly-owned subsidiary of Tyco Capital Corporation were issued by CIT prior to CIT's acquisition by Tyco. In connection with the acquisition of CIT, each outstanding exchangeable share, which was exchangeable prior to the merger for one share of CIT common stock, became exchangeable for 0.6907 of a Tyco common share. The holders of these exchangeable shares have dividend, liquidation and voting rights equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to 0.6907 of a Tyco common share. These shares may be exchanged for Tyco common shares at any time at the option of the holder. The Company may redeem these shares for Tyco common shares at any time on or after November 1, 2004.

    Contributed Surplus includes $85.3 million and $59.4 million in deferred compensation at September 30, 2001 and 2000, respectively.

    During the last quarter of Fiscal 1999, Tyco's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common shares. The split was payable on October 21, 1999 to shareholders of record on October 1, 1999. Per share amounts and share data have been retroactively adjusted to reflect the stock split. There was no change in the par value or the number of authorized shares as a result of the stock split.

                            TYCO INTERNATIONAL LTD.

13. SHAREHOLDERS' EQUITY (CONTINUED)
    On June 6, 2001, Tyco sold 39 million common shares for approximately $2,198.0 million in an underwritten public offering. Net proceeds from the offering were $2,196.6 million and were used to repay debt incurred to finance a portion of the acquisition of CIT.

    Information with respect to U.S. Surgical and AMP common shares and options has been retroactively restated in connection with their mergers with the Company to reflect their applicable merger per share exchange ratios of 0.7606 and 0.7507, respectively (1.5212 and 1.5014, respectively, after giving effect to the subsequent split).

    The total compensation cost expensed for all stock-based compensation awards discussed below was $116.8 million, $137.4 million and $96.9 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

    RESTRICTED SHARES--The Company maintains a restricted share ownership plan, which provides for the award of an initial amount of common shares plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 2001, there were 39,978,168 shares authorized under the plan, of which 13,796,851 shares had been granted. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

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

    EMPLOYEE STOCK PURCHASE PLAN--Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

    SHARE OPTIONS--Tyco has granted employee share options which were issued under two fixed share option plans which reserve common shares for issuance to Tyco's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. Tyco has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which Tyco becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and administered under the Incentive Plan but do not count against this limit. At September 30, 2001, there

                            TYCO INTERNATIONAL LTD.

13. SHAREHOLDERS' EQUITY (CONTINUED)
were approximately 32.8 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. Tyco has reserved 100.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 2001, there were approximately 43.4 million shares available for future grant under the LTIP II.

    Options assumed as part of business combination transactions are administered under the Incentive Plan but retain all the rights, terms and conditions of the respective plans under which they were originally granted.

    Share option activity for all Tyco plans since September 30, 1998 is as follows:

                                                                            WEIGHTED-AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
At September 30, 1998.......................................   94,451,156        $24.83
Assumed from acquisition....................................    8,883,160         37.44
Granted.....................................................   30,313,362         38.44
Exercised...................................................  (43,180,390)        22.79
Canceled....................................................   (4,476,021)        47.83
                                                              -----------
At September 30, 1999.......................................   85,991,267         27.91
Granted.....................................................   30,355,027         44.30
Exercised...................................................  (17,240,959)        20.72
Canceled....................................................   (4,090,184)        37.25
                                                              -----------
At September 30, 2000.......................................   95,015,151         32.01
Assumed from acquisition....................................   19,094,534         33.27
Granted.....................................................   33,731,727         50.53
Exercised...................................................  (21,543,189)        25.32
Canceled....................................................   (6,051,186)        41.06
                                                              -----------
At September 30, 2001.......................................  120,247,037         39.44
                                                              ===========

                            TYCO INTERNATIONAL LTD.

13. SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2001:

                                               OPTIONS                                   OPTIONS
                                             OUTSTANDING                               EXERCISABLE
                          -------------------------------------------------   ------------------------------
                                                           WEIGHTED-AVERAGE
                                                              REMAINING
        RANGE OF            NUMBER      WEIGHTED-AVERAGE     CONTRACTUAL        NUMBER      WEIGHTED-AVERAGE
    EXERCISE PRICES       OUTSTANDING    EXERCISE PRICE      LIFE--YEARS      EXERCISABLE    EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.00 to $4.99.........      385,068        $ 4.16              2.0             385,068         $ 4.16
  5.00 to 7.99..........    3,280,806          6.62              3.6           3,280,806           6.62
  8.00 to 11.77.........    1,626,775          9.63              4.4           1,519,735           9.54
 11.78 to 14.88.........    1,806,165         14.15              4.9           1,449,285          14.13
 14.89 to 19.69.........    5,478,226         18.81              5.8           5,397,426          18.85
 19.70 to 24.94.........    8,926,181         21.41              6.4           8,888,581          21.41
 24.95 to 29.87.........    8,857,313         28.11              6.5           6,273,801          28.19
 29.88 to 34.93.........    6,362,446         31.99              6.8           6,228,459          31.97
 34.94 to 36.97.........   15,893,795         36.28              7.7           1,791,910          36.51
 36.98 to 40.95.........    3,771,360         38.80              5.4           3,711,630          38.79
 40.96 to 44.87.........   20,298,911         43.55              8.5           2,518,148          43.13
 44.88 to 49.48.........    2,746,355         48.36              7.1           1,798,363          48.28
 49.49 to 52.96.........   23,936,138         50.56              8.6           8,794,258          50.38
 52.97 to 56.83.........   11,949,523         55.73              8.9           5,812,589          55.41
 56.84 to 98.77.........    4,927,975         63.97              7.8           3,504,561          63.13
                          -----------                                         ----------
  Total.................  120,247,037                                         61,354,620
                          ===========                                         ==========

    As a result of the mergers with U.S. Surgical and AMP, approximately
22.0 million options, which had not previously been exercisable, became immediately exercisable when the mergers were consummated.

    TyCom has two option plans and an employee share purchase plan. The exercise price of options granted under the plans is equal to the fair market value at the date of grant of TyCom common shares. TyCom has reserved 51.9 million common shares for issuance under its option plans. At September 30, 2001, there were approximately 22.3 million shares available for future grant. TyCom options outstanding and exercisable at September 30, 2001 were 29,559,490 and 6,170,984, respectively, at prices ranging from $12.92 to $44.62 per share. TyCom options outstanding and exercisable at September 30, 2000 were 21,607,050 and 26,250, respectively, at prices ranging from $32.00 to $44.62 per share.

    STOCK-BASED COMPENSATION--SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method, or to continue to use an intrinsic value based method, which generally does not result in a compensation cost. Tyco and TyCom continue to use the intrinsic value based method and do not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by

                            TYCO INTERNATIONAL LTD.

13. SHAREHOLDERS' EQUITY (CONTINUED)
Tyco and TyCom, the Company's pro forma net income and pro forma net income per common share for Fiscal 2001, Fiscal 2000 and Fiscal 1999 would have been as follows:

                                                     2001       2000       1999
                                                   --------   --------   --------
Net income--pro forma (in millions)                $3,588.0   $4,136.7    $858.3
Net income per common share--pro forma
  Basic..........................................      1.99       2.45      0.52
  Diluted........................................      1.96       2.42      0.51

    On the dates of grant using the Black-Scholes option-pricing model and assumptions set forth below, the estimated weighted-average fair value of Tyco and TyCom options granted during Fiscal 2001 was $19.72 and $9.11, respectively; the estimated weighted-average fair value of Tyco and TyCom options granted during Fiscal 2000 was $16.26 and $17.47, respectively; and the estimated weighted-average fair value of Tyco and TyCom options granted during Fiscal 1999 was $12.13 and $7.11, respectively.

    The following weighted-average assumptions were used for Fiscal 2001:

                                                         TYCO            TYCOM
                                                       ---------       ---------
Expected stock price volatility......................         39%             80%
Risk free interest rate..............................       5.18%           4.71%
Expected annual dividend yield per share.............      $0.05              --
Expected life of options.............................  4.4 years       4.0 years

    The following weighted-average assumptions were used for Fiscal 2000:

                                                         TYCO            TYCOM
                                                       ---------       ---------
Expected stock price volatility......................         36%             60%
Risk free interest rate..............................       6.35%           6.19%
Expected annual dividend yield per share.............      $0.05              --
Expected life of options.............................  4.5 years       4.5 years

    The following weighted-average assumptions were used for Fiscal 1999:

                                                         TYCO             AMP
                                                       ---------       ---------
Expected stock price volatility......................         30%             27%
Risk free interest rate..............................       5.15%           5.07%
Expected annual dividend yield per share.............      $0.05            1.25%
Expected life of options.............................  4.2 years       6.5 years

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of what the effects may be in future years. SFAS No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

    DIVIDENDS--Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 1997. AMP paid dividends of $0.27 per share in the first two quarters of Fiscal 1999.

                            TYCO INTERNATIONAL LTD.

14. COMPREHENSIVE (LOSS) INCOME

    The purpose of reporting comprehensive (loss) income is to report a measure of all changes in equity, other than transactions with shareholders. Total comprehensive (loss) income is included in the Consolidated Statements of Shareholders' Equity. The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

                                                  UNREALIZED
                                    CURRENCY        (LOSS)      UNREALIZED LOSS    MINIMUM    ACCUMULATED OTHER
                                   TRANSLATION     GAIN ON       ON DERIVATIVE     PENSION      COMPREHENSIVE
                                      ITEMS       SECURITIES      INSTRUMENTS     LIABILITY     (LOSS) INCOME
                                   -----------   ------------   ---------------   ---------   -----------------
Balance at September 30, 1998....   $  (173.8)    $    (4.8)       $      --       $ (25.3)       $  (203.9)
  Current period change, gross...      (277.8)         18.6               --           5.2           (254.0)
  Income tax benefit (expense)...        19.5          (6.0)              --          (5.7)             7.8
                                    ---------     ---------        ---------       -------        ---------
Balance at September 30, 1999....      (432.1)          7.8               --         (25.8)          (450.1)
  Current period change, gross...      (384.0)      1,094.8               --          11.5            722.3
  Income tax expense.............          --         (19.1)              --          (4.0)           (23.1)
                                    ---------     ---------        ---------       -------        ---------
Balance at September 30, 2000....      (816.1)      1,083.5               --         (18.3)           249.1
  Current period change, gross...      (199.7)     (1,227.0)          (103.3)       (401.6)        (1,931.6)
  Income tax benefit.............          --          24.8             37.6         140.6            203.0
                                    ---------     ---------        ---------       -------        ---------
Balance at September 30, 2001....   $(1,015.8)    $  (118.7)       $   (65.7)      $(279.3)       $(1,479.5)
                                    =========     =========        =========       =======        =========

15. OTHER INCOME

    Other income of Tyco Capital was $335.1 million for the period from June 2 through September 30, 2001, as set forth in the following table ($ in millions):

Fees and other income.......................................    $212.3
Gains on securitizations....................................      59.0
Factoring commissions.......................................      50.7
Gains on sales of leasing equipment.........................      14.2
Losses on venture capital investments.......................      (1.1)
                                                                ------
  Total.....................................................    $335.1
                                                                ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

16. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when the fair value is less than the asset's carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

                            TYCO INTERNATIONAL LTD.

16. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
    2001 CHARGES

    During Fiscal 2001, the Electronics, Healthcare and Specialty Products and Fire and Security Services segments recorded charges of $98.6 million, $15.4 million and $6.1 million, respectively, related primarily to the impairment of property, plant and equipment associated with the closure of facilities.

    2000 CHARGES

    The Healthcare and Specialty Products segment recorded a charge of $99.0 million in Fiscal 2000 primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of U.S. Surgical.

    1999 CHARGES

    The Electronics segment recorded a charge of $431.5 million in Fiscal 1999, which includes $350.1 million related to the write-down of property, plant and equipment, primarily manufacturing and administrative facilities, associated with facility closures throughout AMP's worldwide operations in connection with its profit improvement plan and the combination of facilities as a result of its merger with the Company, approximately $143.6 million of which was taken as part of the AMP profit improvement plan prior to its acquisition by the Company. It also includes an impairment in the value of goodwill and other intangible assets of $81.4 million. The Company evaluated the profitability and products and found that certain product lines were underperforming relative to expectations. As a result of this analysis, which was performed in connection with AMP's profit improvement plan, the book value of goodwill and other intangible assets was deemed impaired and written down to fair value.

    The Healthcare and Specialty Products segment recorded a charge of $76.0 million in Fiscal 1999 relating primarily to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in U.S. Surgical's operations in the United States and Europe as a result of its merger with the Company.

17. EXTRAORDINARY ITEMS

    Tyco Industrial recorded an extraordinary item of $17.1 million, net of tax benefit of $9.2 million, in Fiscal 2001 relating to the early extinguishment of debt. The extraordinary item in Fiscal 2000 of $0.2 million, net of tax benefit of $0.1 million, and the extraordinary item in Fiscal 1999 of $45.7 million, net of tax benefit of $18.0 million, related primarily to the write-off of unamortized deferred financing costs related to the early extinguishment of debt.

18. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    In December 1999, the SEC issued SAB 101, in which the SEC Staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are relevant to the Company. As required under SAB 101, the Company modified its revenue recognition policies with respect to the installation of electronic security systems (see "REVENUE RECOGNITION" within Note 1). In addition, in response to SAB 101, the Company undertook a review of its revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of Fiscal 2001, the Company changed its method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a

                            TYCO INTERNATIONAL LTD.

18. CUMULATIVE EFFECT OF ACCOUNTING CHANGES (CONTINUED)
$653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the Fiscal 2001 Consolidated Statement of Operations.

    The impact of SAB 101 on total revenues in Fiscal 2001 was a net decrease of $241.1 million, reflecting the deferral of $520.5 million of Fiscal 2001 revenues, partially offset by the recognition of $279.4 million of revenue that is included in the cumulative effect adjustment as of the beginning of the fiscal year. The Company restated each of the first three quarters of Fiscal 2001 in the Consolidated Statement of Operations to reflect the adoption of SAB 101 (see Note 29). Pro forma amounts for the periods prior to Fiscal 2001 have not been presented since the effect of the change in accounting principle for these periods could not be reasonably determined.

    The Company recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in Fiscal 2001 in accordance with the transition provisions of SFAS No. 133 (see Note 1).

19. EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted earnings per common share are as follows ($ in millions, except per share data):

                                       FOR THE YEAR                      FOR THE YEAR                      FOR THE YEAR
                                 ENDED SEPTEMBER 30, 2001          ENDED SEPTEMBER 30, 2000          ENDED SEPTEMBER 30, 1999
                              -------------------------------   -------------------------------   -------------------------------
                                                    PER SHARE                         PER SHARE                         PER SHARE
                               INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON
  SHARE:
Income from continuing
  operations................  $4,671.1   1,806.9      $2.59     $4,520.1   1,688.0      $2.68     $1,067.7   1,641.3      $0.65
Stock options and
  warrants..................        --      21.4                      --      21.2                      --      23.3
Exchange of convertible debt
  due 2010..................       1.1       3.3                     1.5       4.0                     3.9      10.2
                              --------   -------                --------   -------                --------   -------
DILUTED EARNINGS PER COMMON
  SHARE:
Income from continuing
  operations, giving effect
  to dilutive adjustments...  $4,672.2   1,831.6      $2.55     $4,521.6   1,713.2      $2.64     $1,071.6   1,674.8      $0.64
                              ========   =======                ========   =======                ========   =======

    The computation of diluted earnings per common share in Fiscal 2001, Fiscal 2000 and Fiscal 1999 excludes the effect of the assumed exercise of approximately 12.2 million, 7.3 million and 3.1 million stock options, respectively, that were outstanding as of September 30, 2001, 2000 and 1999, respectively, because the effect would be anti-dilutive. Dilutive earnings per common share also excludes 48.0 million and 26.4 million shares related to Tyco Industrial's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions were not met.

20. TYCOM LTD.

    During Fiscal 2000, TyCom Ltd., a majority-owned subsidiary of the Company, completed an initial public offering (the "TyCom IPO") of 70,300,000 of its common shares at a price of $32.00 per share. Net proceeds to TyCom from the TyCom IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $2.1 billion. Of that amount, TyCom paid
$200 million as a dividend to the Company. Prior to the TyCom IPO, the Company's ownership in TyCom's outstanding

                            TYCO INTERNATIONAL LTD.

20. TYCOM LTD. (CONTINUED)
common shares was 100%, and at September 30, 2001 the Company's ownership in TyCom's outstanding common shares was approximately 89%. As a result of the TyCom IPO, the Company recognized a pre-tax gain on its investment in TyCom of approximately $1.76 billion ($1.01 billion, after-tax), which has been included in net gain on sale of common shares of subsidiary in the Fiscal 2000 Consolidated Statement of Operations.

21. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES, NET

    Merger, restructuring and other non-recurring charges, net, are as follows ($ in millions):

                                                            2001           2000           1999
                                                          --------       --------       --------
Electronics........................................        $386.4 (1)     $(90.9)(4)    $  643.3 (6)
Fire and Security Services.........................         138.8 (2)      (11.2)          (27.2)
Healthcare and Specialty Products..................          56.7 (3)      (10.9)(5)       419.1
Telecommunications.................................            --           13.1              --
Corporate..........................................        (163.4)         276.2              --
                                                           ------         ------        --------
                                                           $418.5         $176.3        $1,035.2
                                                           ======         ======        ========

------------------------------

 (1) Includes $74.6 million charge related to the write-down of inventory associated with the exiting of business product lines and $51.7 million charge related to the sale of inventory which had been written-up under purchase accounting, both of which are included in cost of revenue.

 (2) Includes $14.6 million charge related to the write-down of inventory, which is included in cost of revenue.

 (3) Includes $35.0 million charge related to the sale of inventory which had been written-up under purchase accounting and $9.0 million related to the impairment of inventory, both of which are included in cost of revenue.

 (4) Includes $0.9 million charge related to the write-down of inventory, which is included in cost of revenue, and a credit of $6.3 million also included in cost of revenue.

 (5) Includes $6.4 million charge related to the write-down of inventory, which is included in cost of revenue.

 (6) Includes $106.4 million charge related to the write-down of inventory, which is included in cost of revenue.

    2001 CHARGES AND CREDITS

    The Electronics segment recorded restructuring and other non-recurring charges of $334.7 million, of which charges of $74.6 million are included in cost of revenue, related primarily to facility closures within the computer and consumer electronics and communications industries. The following table provides information about the restructuring and other non-recurring charges related to the Electronics segment recorded in Fiscal 2001 ($ in millions):

                                               SEVERANCE          FACILITIES-RELATED      OTHER
                                          --------------------   ---------------------   --------
                                          NUMBER OF              NUMBER OF
                                          EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                          ---------   --------   ----------   --------   --------   --------
Fiscal 2001 charges.....................   10,453      $178.2        42        $120.0     $36.5      $334.7
Fiscal 2001 utilization.................   (6,096)      (71.4)      (14)        (85.4)    (17.5)     (174.3)
                                           ------      ------       ---        ------     -----      ------
Ending balance at September 30, 2001....    4,357      $106.8        28        $ 34.6     $19.0      $160.4
                                           ======      ======       ===        ======     =====      ======

    The cost of announced workforce reductions of $178.2 million includes the elimination of 10,453 positions primarily in the United States and Latin America consisting primarily of manufacturing personnel. Facilities-related costs include the shut-down of 42 facilities primarily in the United States consisting primarily of manufacturing plants and the write-down of the related inventory. At September 30, 2001, 6,096 employees had been terminated and 14 facilities had been shut down.

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES, NET (CONTINUED)
    The other charges of $36.5 million consist primarily of vendor commitment cancellations and payments on non-cancelable machinery and equipment leases. In addition to the charges above, the Electronics segment recorded a non-recurring charge of $51.7 million related to the sale of inventory which had been written-up under purchase accounting. The $51.7 million non-recurring charge has been included in cost of revenue.

    The Fire and Security Services segment recorded restructuring and other non-recurring charges of $138.8 million, of which charges of $14.6 million are included in cost of revenue, related primarily to the restructuring of the existing U.S. security business and U.S. fire protection business in connection with the acquisitions of SecurityLink and Simplex and, to a lesser extent, a restructuring of the valves and controls business. The following table provides information about the restructuring and other non-recurring charges related to the Fire and Security Services segment recorded in Fiscal 2001 ($ in millions):

                                               SEVERANCE          FACILITIES-RELATED      OTHER
                                          --------------------   ---------------------   --------
                                          NUMBER OF              NUMBER OF
                                          EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                          ---------   --------   ----------   --------   --------   --------
Fiscal 2001 charges.....................    1,864      $26.0        196        $62.9      $49.9      $138.8
Fiscal 2001 utilization.................     (862)      (9.3)       (69)       (16.1)      (5.7)      (31.1)
                                            -----      -----        ---        -----      -----      ------
Ending balance at September 30, 2001....    1,002      $16.7        127        $46.8      $44.2      $107.7
                                            =====      =====        ===        =====      =====      ======

    The cost of announced workforce reductions of $26.0 million includes the elimination of 1,864 positions primarily in the United States and Europe consisting primarily of manufacturing, general and administrative and sales and marketing personnel. The cost of facility closures of $62.9 million consists of the shut-down of 196 facilities in the United States, Europe and Canada consisting primarily of sales offices and manufacturing plants. At
September 30, 2001, 862 employees had been terminated and 69 facilities had been shut down.

    The other charges of $49.9 million consist primarily of contract cancellation costs and non-recurring charges relating to an environmental remediation project.

    The Healthcare and Specialty Products segment recorded restructuring and other non-recurring charges of $21.7 million, of which charges of $9.0 million are included in cost of revenue, related primarily to the closure of manufacturing plants. The following table provides information about the restructuring and other non-recurring charges related to the Healthcare and Specialty Products segment recorded in Fiscal 2001 ($ in millions):

                                               SEVERANCE          FACILITIES-RELATED      OTHER
                                          --------------------   ---------------------   --------
                                          NUMBER OF              NUMBER OF
                                          EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                          ---------   --------   ----------   --------   --------   --------
Fiscal 2001 charges.....................    1,100      $15.2          5        $ 5.4      $ 1.1      $ 21.7
Fiscal 2001 utilization.................     (444)      (4.2)        (2)        (0.2)        --        (4.4)
                                            -----      -----        ---        -----      -----      ------
Ending balance at September 30, 2001....      656      $11.0          3        $ 5.2      $ 1.1      $ 17.3
                                            =====      =====        ===        =====      =====      ======

    The cost of announced workforce reductions of $15.2 million includes the elimination of 1,100 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $5.4 million consists of the shut-down of 5 manufacturing and

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES, NET (CONTINUED) administrative facilities in the United States. At September 30, 2001,
444 employees had been terminated and 2 facilities had been shut down.

    The other charges of $1.1 million consist primarily of the cost for lease buyouts and distributor termination fees. In addition to the charges above, the Healthcare and Specialty Products segment recorded a non-recurring charge of $35.0 million related to the sale of inventory, which had been written-up under purchase accounting. The $35.0 million non-recurring charge has been included in cost of revenue.

    In addition to segment charges, the Company recorded a net credit of $163.4 million, consisting of a non-recurring credit of $166.8 million related to the settlement of litigation in which the Company was provided with an ongoing OEM arrangement valued at $166.8 million and a non-recurring charge of $3.4 million related to severance. At September 30, 2001, $35.5 million of the $275.0 million litigation reserve established in Fiscal 2000 remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet, and $1.4 million relating to the $3.4 million severance charge remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

    2000 CHARGES AND CREDITS

    In Fiscal 2000, the Electronics segment recorded a net merger, restructuring and other non-recurring credit of $90.9 million, which consists of credits of $107.8 million and charges of $16.9 million. The merger, restructuring and other non-recurring credit of $107.8 million, of which a credit of $6.3 million is included in cost of revenue, is related to the merger with AMP and costs associated with AMP's profit improvement plan. The $107.8 million credit consists of a revision in estimates of severance reserves of $55.2 million, facility reserves of $7.8 million and other reserves of $44.8 million. The restructuring and other non-recurring charges of $16.9 million, of which $0.9 million is included in cost of revenue, is related to restructuring activities in AMP's Brazilian operations and wireless communications business.

    Included in the $16.9 million restructuring and other non-recurring charges are the cost of announced workforce reductions of $4.9 million for the elimination of 941 positions primarily in Brazil; the cost of facility closures of $4.8 million for the shut-down and consolidation of 3 facilities; and other charges of $7.2 million consisting of the write-off of non-facility assets and other direct costs. At September 30, 2001, substantially all of these restructuring activities were completed. The remaining balance at September 30, 2001 of $4.2 million, of which $1.0 million is included in accrued expenses and other current liabilities and $3.2 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for payments on non-cancelable lease obligations.

    In Fiscal 2000, the Fire and Security Services segment recorded restructuring and other non-recurring credits of $11.2 million related to revisions in estimates of the Company's 1997 restructuring activities for amounts lower than originally recorded. Actions under the Company's 1997 restructuring plans have been completed.

    In Fiscal 2000, the Healthcare and Specialty Products segment recorded a net merger, restructuring and other non-recurring credit of $10.9 million. The
$10.9 million net credit consists of charges of $11.1 million related to U.S. Surgical's suture business and charges of $7.9 million, of which charges of $6.4 million are included in cost of revenue, related to exiting U.S. Surgical's interventional cardiology business. All of these restructuring activities have been completed. Also recorded was a credit of $29.9 million representing a revision in estimates of prior years' merger, restructuring and other non-recurring accruals, of which $19.7 million related primarily to the merger with U.S. Surgical

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES, NET (CONTINUED) and $10.2 million related to the Company's 1997 restructuring accruals. The $19.7 million credit relates to a revision in estimates of severance reserves of $4.2 million, facility reserves of $4.5 million and other reserves of $11.0 million.

    In Fiscal 2000, the Telecommunications segment recorded a non-recurring charge of $13.1 million incurred in connection with the TyCom IPO.

    In addition to segment charges (credits), the Company recorded non-recurring charges of $275.0 million in Fiscal 2000 as a reserve for certain claims relating to a merged company in the Healthcare business and $1.2 million for other non-recurring charges. In Fiscal 2001, the Company recorded a credit of $166.8 million related to the settlement of litigation in which the Company was provided with an ongoing OEM arrangement valued at $166.8 million. At
September 30, 2001, $35.5 million of the $275.0 million non-recurring charge remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

    1999 CHARGES AND CREDITS

    In Fiscal 1999, the Electronics segment recorded net merger, restructuring and other non-recurring charges of $643.3 million, of which charges of $106.4 million are included in cost of revenue, related primarily to the merger with AMP and costs associated with AMP's profit improvement plan. These charges include the cost of workforce reductions of $433.7 million for the elimination of 16,139 positions primarily in the United States and Europe, consisting primarily of manufacturing and distribution, administrative, research and development and sales and marketing personnel, and the cost of facility closures of $68.6 million relating to the shut-down and consolidation of 87 facilities primarily in the United States and Europe. It also includes other charges of $141.0 million consisting of $88.1 million related to the write-down of inventory; transaction costs of $67.9 million for direct expenses related to the AMP merger; other costs of $25.4 million relating primarily to the consolidation of certain product lines and other non-recurring charges related to the AMP merger; lease termination costs following the merger of $9.6 million; and a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc. At September 30, 2001, these restructuring activities were substantially completed. The remaining balance of $13.6 million at September 30, 2001 relates to payments on non-cancelable lease obligations and is included in other long-term liabilities on the Consolidated Balance Sheet.

    In Fiscal 1999, the Healthcare and Specialty Products segment recorded net merger, restructuring and other non-recurring charges of $419.1 million, consisting of a $423.8 million charge related primarily to the merger with U.S. Surgical and a $4.7 million credit representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals. The
$423.8 million charge includes workforce reductions of $124.8 million for the elimination of 1,467 positions primarily in the United States and Europe, consisting primarily of manufacturing and distribution, sales and marketing, administrative and research and development personnel. In addition, these charges include the cost of facility closures of $51.8 million for the shut-down and consolidation of 45 facilities primarily in Europe and the United States. The charges also include other charges of $247.2 million consisting of lease termination costs following the merger of $156.8 million relating to the U.S. Surgical North Haven facility that was purchased by the Company subsequent to the merger (see Note 3); transaction costs of $53.3 million related to the U.S. Surgical merger; and other costs of $37.1 million relating to the consolidation of certain product lines and other non-recurring charges related primarily to the U.S. Surgical merger. At September 30, 2001, these restructuring activities were completed.

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER NON-RECURRING CHARGES, NET (CONTINUED)
    In Fiscal 1999, the Company recorded a credit of $31.9 million, including $27.2 million in the Fire and Security Services segment and $4.7 million in the Healthcare and Specialty Products segment referred to above, representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals. The actions under the Company's 1997 restructuring plans have been completed.

22. COMMITMENTS AND CONTINGENCIES

    The Company occupies certain facilities under leases that expire at various dates through the year 2031. Rental expense under these leases and leases for equipment was $652.5 million, $442.7 million and $381.0 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. At September 30, 2001, the minimum lease payment obligations under noncancelable operating leases were as follows:
$666.6 million in Fiscal 2002, $590.3 million in Fiscal 2003, $471.5 million in Fiscal 2004, $350.3 million in Fiscal 2005, $286.3 million in Fiscal 2006 and an aggregate of $1,499.0 million in Fiscal years 2007 through 2031.

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

TYCO INDUSTRIAL

    Tyco Industrial is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon Tyco Industrial's experience with environmental remediation matters, Tyco Industrial has concluded that there is at least a reasonable possibility that we will incur remedial costs in the range of $186.0 million to $492.1 million. As of September 30, 2001, Tyco Industrial concluded that the best estimate within this range is $268.5 million, of which $206.2 million is included in accrued expenses and other current liabilities and $62.3 million is included in other long-term liabilities on the Consolidated Balance Sheet. The increase in the environmental remediation reserve at September 30, 2001 compared to the $68.3 million reserve at September 30, 2000 is due to the acquisition of Mallinckrodt. In view of the Company's financial position and reserves for environmental matters of $268.5 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or liquidity.

                            TYCO INTERNATIONAL LTD.

22. COMMITMENTS AND CONTINGENCIES (CONTINUED)
TYCO CAPITAL

    The following table summarizes Tyco Capital's contractual amounts of credit-related commitments ($ in millions).

                                                                    AT SEPTEMBER 30, 2001
                                                              ---------------------------------
                                                                 DUE TO EXPIRE
                                                              -------------------      TOTAL
                                                               WITHIN     AFTER     OUTSTANDING
                                                              ONE YEAR   ONE YEAR      2001
                                                              --------   --------   -----------
Unused commitments to extend credit:
  Financing and leasing assets..............................  $1,997.4   $  389.4     $2,386.8
Letters of credit and acceptances:
  Standby letters of credit.................................     267.3         --        267.3
  Other letters of credit...................................     365.5        1.5        367.0
  Acceptances...............................................       9.1         --          9.1
Guarantees..................................................     714.5         --        714.5

    In the normal course of meeting the financing needs of its customers, Tyco Capital enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the Consolidated Balance Sheet. To minimize potential credit risk, Tyco Capital generally requires collateral and other credit-related terms and conditions from the customer. It is Tyco Capital's policy that, at the time credit-related commitments are granted, the fair value of the underlying collateral and guarantee must approximate or exceed the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss to Tyco Capital will be the contractual amount outstanding less the value of all underlying collateral and guarantees.

    During 2001, Tyco Capital entered into an agreement with The Boeing Company to purchase 25 aircraft with a list price of more than $1.3 billion, with options to purchase an additional five units. Deliveries are scheduled to take place from 2003 through 2005. In prior years, Tyco Capital entered into agreements with both Airbus Industrie and The Boeing Company to purchase a total of 88 aircraft (at an estimated cost of approximately $5 billion), with options to acquire additional units, and with the flexibility to delay or terminate certain positions. Deliveries of these new aircraft are scheduled to take place over a five-year period, which started in the first quarter of Fiscal 2001. Outstanding commitments to purchase aircraft, rail and other equipment to be placed on operating lease totaled approximately $5.3 billion at September 30, 2001. Outstanding commitments relating to Fiscal 2002 totaled $901.2 million, of which $840.2 million have agreements in place to lease to third parties.

23. RETIREMENT PLANS

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

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)

    The net periodic pension (income) cost for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

                                                                        U.S. PLANS
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Service cost................................................  $  32.3    $  12.1    $  37.8
Interest cost...............................................    131.9       84.6       86.2
Expected return on plan assets..............................   (175.2)    (112.8)     (96.1)
Recognition of initial net asset............................     (1.0)      (1.0)      (0.9)
Amortization of prior service cost..........................      0.6        0.7        3.0
Recognized net actuarial gain...............................    (11.2)      (6.4)      (0.6)
Curtailment/settlement gain.................................    (56.8)      (4.6)    (102.6)
                                                              -------    -------    -------
Net periodic benefit income.................................  $ (79.4)   $ (27.4)   $ (73.2)
                                                              =======    =======    =======

                                                                      NON-U.S. PLANS
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Service cost................................................   $ 65.5     $ 60.9     $ 47.4
Interest cost...............................................     79.4       75.1       48.0
Expected return on plan assets..............................    (97.0)     (85.3)     (56.8)
Recognition of initial net obligation.......................      0.2        0.2        0.1
Amortization of prior service cost..........................      1.7        0.8        0.6
Recognized net actuarial loss...............................      0.5        2.3        1.1
Curtailment/settlement loss (gain)..........................      3.0       (2.7)       1.2
                                                               ------     ------     ------
Net periodic benefit cost...................................   $ 53.3     $ 51.3     $ 41.6
                                                               ======     ======     ======

    The curtailment/settlement gain in Fiscal 2001 relates partially to the freezing of certain pension plans. The curtailment/settlement gains in Fiscal 1999 relate primarily to the termination of employees at AMP and the freezing of AMP's pension plan. These curtailment/settlement gains have been recorded in selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations.

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)
    The net pension cost recognized at September 30, 2001 and 2000 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions):

                                                            U.S. PLANS          NON-U.S. PLANS
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...............  $1,085.8   $1,142.5   $1,367.6   $1,339.9
Service cost..........................................      28.7        9.6       63.8       59.6
Interest cost.........................................     131.9       84.6       79.4       75.1
Employee contributions................................        --         --        9.5        8.7
Plan amendments.......................................       2.8        0.1        2.8        0.6
Actuarial loss (gain).................................      88.7      (15.1)      34.6      (55.1)
Benefits paid.........................................     (97.0)     (77.0)     (41.1)     (44.1)
Acquisitions..........................................     957.2       19.2      110.4      132.3
Plan curtailments.....................................     (54.6)      (9.0)     (11.4)      (2.9)
Plan settlements......................................    (136.9)     (71.0)     (43.2)     (10.1)
Special termination benefits..........................       0.6        1.9       16.2        3.0
Currency translation adjustment.......................        --         --       (6.9)    (139.4)
                                                        --------   --------   --------   --------
Benefit obligation at end of year.....................  $2,007.2   $1,085.8   $1,581.7   $1,367.6
                                                        ========   ========   ========   ========

                                                            U.S. PLANS          NON-U.S. PLANS
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........  $1,304.2   $1,165.8   $1,253.1   $1,175.2
Actual return on plan assets..........................    (328.8)     258.7     (204.7)     121.7
Employer contributions................................      46.1       23.9       88.7       55.6
Employee contributions................................        --         --        9.5        8.7
Acquisitions..........................................     790.6        7.7       67.0       74.7
Plan settlements......................................    (136.9)     (71.0)     (43.2)      (9.9)
Benefits paid.........................................     (97.0)     (77.0)     (41.1)     (44.1)
Administrative expenses paid..........................      (5.3)      (3.9)      (2.6)      (1.7)
Currency translation adjustment.......................        --         --       (9.4)    (127.1)
                                                        --------   --------   --------   --------
Fair value of plan assets at end of year..............  $1,572.9   $1,304.2   $1,117.3   $1,253.1
                                                        ========   ========   ========   ========
Funded status.........................................  $ (434.3)  $  218.4   $ (464.4)  $ (114.5)
Unrecognized net actuarial loss (gain)................     323.3     (284.7)     319.2       (2.3)
Unrecognized prior service cost.......................       6.4        4.4        6.1        5.3
Unrecognized transition asset.........................      (3.0)      (4.0)      (4.3)      (3.8)
                                                        --------   --------   --------   --------
Net amount recognized.................................  $ (107.6)  $  (65.9)  $ (143.4)  $ (115.3)
                                                        ========   ========   ========   ========

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)

                                                               U.S. PLANS          NON-U.S. PLANS
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost.....................................  $    5.2    $ 47.6    $   93.4   $ 107.6
Accrued benefit liability................................    (391.1)   (117.6)     (403.3)   (255.8)
Intangible asset.........................................       6.5       0.8         5.4       4.9
Accumulated other comprehensive income...................     271.8       3.3       161.1      28.0
                                                           --------    ------    --------   -------
Net amount recognized....................................  $ (107.6)   $(65.9)   $ (143.4)  $(115.3)
                                                           ========    ======    ========   =======

WEIGHTED-AVERAGE ASSUMPTIONS
----------------------------
Discount rate............................................      7.50%     8.00%       5.71%     5.75%
Expected return on plan assets...........................     10.00      9.75        7.80      7.40
Rate of compensation increase............................      4.60      4.40        3.74      4.07

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,986.3 million, $1,921.6 million and $1,550.8 million, respectively, at September 30, 2001 and $30.3 million, $29.3 million and $9.3 million, respectively, at September 30, 2000.

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,078.8 million, $938.7 million and $603.9 million, respectively, at September 30, 2001 and $543.8 million, $464.0 million and $256.1 million, respectively, at September 30, 2000.

    The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $6.4 million, $8.2 million and $7.5 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

    DEFINED CONTRIBUTION RETIREMENT PLANS--The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $157.4 million, $132.7 million and $73.2 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $9.0 million, $10.8 million and $6.9 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

    POSTRETIREMENT BENEFIT PLANS--The Company generally does not provide postretirement benefits other than pensions for its employees. Certain of the Company's acquired operations provide these benefits to employees who were eligible at the date of acquisition.

    AMP provides postretirement health care coverage to qualifying U.S. retirees. As a result of the merger with the Company, a $13.7 million adjustment was recorded to conform AMP's accounting method for postretirement benefits to the Company's method regarding the initial recognition of such benefits upon adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)
    In the second quarter of Fiscal 1999, AMP offered enhanced postretirement benefits to terminated employees totaling $16.0 million, which was recorded as part of AMP's second quarter restructuring charge. This amount has not been included in the determination of net periodic benefit cost presented below.

    Net periodic postretirement benefit cost reflects the following components ($ in millions):

                                                                2001       2000       1999
                                                              --------   --------   --------
Service cost (with interest)................................   $ 3.7      $ 1.1      $ 3.5
Interest cost...............................................    23.6       12.7       12.0
Expected return on assets...................................    (0.3)        --         --
Amortization of prior service cost..........................    (2.5)      (1.9)      (2.2)
Amortization of net gain....................................    (1.6)      (1.6)      (0.7)
Curtailment loss (gain).....................................     0.4       (3.2)      (5.8)
                                                               -----      -----      -----
Net periodic postretirement benefit cost....................   $23.3      $ 7.1      $ 6.8
                                                               =====      =====      =====

    The components of the accrued postretirement benefit obligation, all of which are generally unfunded, are as follows ($ in millions):

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 167.6        $ 168.2
Service cost................................................      3.7            1.1
Interest cost...............................................     23.6           12.7
Amendments..................................................    (19.5)          (3.1)
Actuarial loss (gain).......................................     42.4           (1.7)
Acquisition.................................................    184.7            8.4
Curtailment loss............................................      0.4            1.7
Expected net benefits paid..................................    (30.4)         (19.6)
Currency fluctuation gain...................................     (0.3)          (0.1)
                                                              -------        -------
Benefit obligation at end of year...........................  $ 372.2        $ 167.6
                                                              =======        =======
CHANGE IN PLAN ASSETS
Actual return on plan assets................................  $   0.3        $    --
Acquisition.................................................      4.9             --
                                                              -------        -------
Fair value of plan assets at end of year....................  $   5.2        $    --
                                                              =======        =======
Funded status...............................................  $(367.0)       $(167.6)
Unrecognized net loss (gain)................................     14.3          (29.6)
Unrecognized prior service cost.............................    (28.2)         (11.1)
                                                              -------        -------
Accrued postretirement benefit cost.........................  $(380.9)       $(208.3)
                                                              =======        =======

    For measurement purposes, in Fiscal 2001, a 9.0% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.0% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)
may have a significant effect on the amounts reported. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

                                                              1-PERCENTAGE-    1-PERCENTAGE-
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
Effect on total of service and interest cost components.....      $ 1.6             $ (1.4)
Effect on postretirement benefit obligation.................       16.2              (14.0)

    The combined weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at September 30, 2001 (8.0% at September 30, 2000).

24. CONSOLIDATED SEGMENT DATA

    The Company's reportable segments are strategic business units that operate in different industries and are managed separately. Segment data have been presented on a basis consistent with how business activities were reported internally to management through the period covered by this report. Certain corporate expenses were allocated to each operating segment's operating income, based generally on net revenues and other factors. For additional information, including a description of the products and services included in each segment, see Note 1.

    During Fiscal 2001, a change was made to the Company's internal reporting structure such that the operations of the former Flow Control Products and Services segment are now reported in part within the Fire and Security Services and in part within the Electronics segments. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

    On June 1, 2001, the Company acquired CIT, now Tyco Capital Corporation. Tyco Capital's operating activities include vendor, equipment, commercial, factoring, consumer, and structured financing and leasing, and its results of operations are included from June 2, 2001.

    Selected information for the Company's four manufacturing and service segments and the Tyco Capital segment is presented in the following tables. While our Telecommunications business currently operates as part of our Electronics segment, it is presented separately in the segment data below. The segment profit measure for Tyco Industrial's businesses is operating profit (earnings before interest, corporate expenses, goodwill amortization and income taxes). The segment profit measure for Tyco Capital is earnings before goodwill amortization and income taxes.

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
($ IN MILLIONS)                                               2001           2000           1999
---------------                                             ---------      ---------      ---------
REVENUES:
  Tyco Industrial segments
    Electronics...........................................  $13,107.5(1)   $11,417.7      $ 7,043.5
    Fire and Security Services............................   10,253.2(2)     8,506.6        8,086.5
    Healthcare and Specialty Products.....................    8,812.7(3)     6,467.9        5,742.7
    Telecommunications....................................    1,863.2        2,539.7        1,623.8
  Tyco Capital segment....................................    2,011.6             --             --
  Corporate items.........................................      340.7(4)     1,760.0(5)          --
  Eliminations............................................       (0.4)            --             --
                                                            ---------      ---------      ---------
CONSOLIDATED REVENUES.....................................  $36,388.5      $30,691.9      $22,496.5
                                                            =========      =========      =========

------------------------------

(1) Includes an increase of $55.4 million relating to the adoption of SAB 101.

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED)
(2) Includes a decrease of $275.9 million relating to the adoption of SAB 101.

(3) Includes a decrease of $20.6 million relating to the adoption of SAB 101.

(4) Consists of a net gain on sale of businesses and investments of $276.6 million, which includes a $406.5 million net gain related primarily to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also includes a net gain of $64.1 million on the sale of common shares of a subsidiary.

(5) Consists of gain on the sale by a subsidiary of its common shares.

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
($ IN MILLIONS)                                               2001           2000           1999
---------------                                             ---------      ---------      ---------
SEGMENT PROFIT:
  Tyco Industrial segments
    Electronics...........................................  $ 2,848.4(1)   $ 2,850.8(5)   $   (22.3)(10)
    Fire and Security Services............................    1,690.6(2)     1,475.2(6)     1,336.1 (11)
    Healthcare and Specialty Products.....................    1,804.4(3)     1,439.8(7)       890.9 (12)
    Telecommunications....................................      414.6          516.6(8)       325.1
                                                            ---------      ---------      ---------
      Total Tyco Industrial operating profit..............    6,758.0        6,282.4        2,529.8
  Tyco Capital segment earnings before income taxes.......      505.6             --             --
                                                            ---------      ---------      ---------
      Total segment profits...............................    7,263.6        6,282.4        2,529.8
  Corporate expenses......................................      312.2(4)     1,296.4(9)      (122.9)
  Goodwill amortization expense...........................     (597.2)        (344.4)        (216.1)
  Tyco Industrial interest expense, net...................     (776.5)        (769.6)        (485.6)
Consolidated provision for income taxes...................   (1,479.9)      (1,926.0)        (637.5)
Consolidated minority interest............................      (51.1)         (18.7)            --
                                                            ---------      ---------      ---------
CONSOLIDATED INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES.................  $ 4,671.1      $ 4,520.1      $ 1,067.7
                                                            =========      =========      =========

------------------------------

(1) Includes restructuring and other non-recurring charges of $334.7 million, of which charges of $74.6 million are included in cost of revenue, primarily related to the closure of facilities within the computer and consumer electronics and communications industries, and a non-recurring charge of $51.7 million related to the sale of inventory which had been written-up under purchase accounting, which is included in cost of revenue. Also includes a charge of $98.6 million related to the impairment of property, plant and equipment associated with the closure of these facilities and an increase of $22.5 million relating to the adoption of SAB 101.

(2) Includes a restructuring and other non-recurring charge of $138.8 million, of which $14.6 million is included in cost of revenue, related primarily to the closure of manufacturing plants, warehouses, sales offices and administrative offices. Also includes a charge of $6.1 million related primarily to the impairment of property, plant and equipment associated with the closure of these facilities and a decrease of $183.8 million relating to the adoption of SAB 101.

(3) Includes the write-off of purchased in-process research and development of $184.3 million, a non-recurring charge of $35.0 million related to the sale of inventory which had been written-up under purchase accounting, and restructuring and other non-recurring charges of $21.7 million, of which $9.0 million is included in cost of revenue, related to the closure of several manufacturing plants. Also includes a charge of $15.4 million related primarily to the impairment of property, plant and equipment associated with the closure of these plants and a decrease of $9.8 million relating to the adoption of SAB 101.

(4) Includes a net gain on sale of businesses and investments of $276.6 million, consisting of a $406.5 million net gain related primarily to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also includes a net gain of $64.1 million on the sale of a subsidiary's common shares, a non-recurring credit of $166.8 million related to the settlement of litigation and a non-recurring charge of $3.4 million related to severance.

(5) Includes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of revenue, related to AMP's Brazilian operations and wireless communications business and a credit of $107.8 million, of which $6.3 million is included in

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED) cost of revenue, representing primarily a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(6) Includes a merger, restructuring and other non-recurring credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(7) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which $6.4 million is included in cost of revenue, related to exiting U.S. Surgical's interventional cardiology business. Includes restructuring and other non-recurring charges of $11.1 million related to U.S. Surgical's suture business. Also includes a credit of $29.9 million representing a revision in estimates of merger, restructuring and other non-recurring accruals consisting of $19.7 million related primarily to the merger with U.S. Surgical and $10.2 million related to the Company's 1997 restructuring accruals.

(8) Includes a non-recurring charge of $13.1 million incurred in connection with the TyCom IPO.

(9) Includes a non-recurring gain on the sale by a subsidiary of its common shares of $1,760.0 million. Also includes charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business and other non-recurring charges of $1.2 million.

(10) Includes merger, restructuring and other non-recurring charges of $643.3 million, of which $106.4 million is included in cost of revenue, and charges for the impairment of long-lived assets of $431.5 million related primarily to the merger with AMP and AMP's profit improvement plan.

(11) Includes a credit of $27.2 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.

(12) Includes merger, restructuring and other non-recurring charges of $423.8 million and charges for the impairment of long-lived assets of $76.0 million, related primarily to the merger with U.S. Surgical, and a credit of $4.7 million representing a revision of estimates related to the Company's 1997 restructuring and other non-recurring accruals.

                                                                      AT SEPTEMBER 30,
                                                             ----------------------------------
($ IN MILLIONS)                                                 2001        2000        1999
---------------                                              ----------   ---------   ---------
TOTAL ASSETS:
  Tyco Industrial segments
    Electronics............................................  $ 18,259.4   $13,941.2   $ 9,413.6
    Fire and Security Services.............................    20,388.4    13,353.8    10,991.3
    Healthcare and Specialty Products......................    15,238.8     8,925.6     8,696.2
    Telecommunications.....................................     4,946.8     2,029.9     2,392.2
    Corporate..............................................     1,591.2     2,153.8       851.0
                                                             ----------   ---------   ---------
                                                               60,424.6    40,404.3    32,344.3

  Tyco Capital segment.....................................    51,090.1          --          --
  Eliminations.............................................      (227.4)         --          --
                                                             ----------   ---------   ---------
CONSOLIDATED ASSETS........................................  $111,287.3   $40,404.3   $32,344.3
                                                             ==========   =========   =========

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                                  FOR THE YEAR ENDED
                                                                    SEPTEMBER 30,
                                                     --------------------------------------------
($ IN MILLIONS)                                           2001            2000           1999
---------------                                      --------------   ------------   ------------
DEPRECIATION AND AMORTIZATION:
  Tyco Industrial segments
    Electronics....................................  $    670.0       $   609.9      $   446.7
    Fire and Security Services.....................       842.7           629.4          521.8
    Healthcare and Specialty Products..............       518.0           330.1          287.6
    Telecommunications.............................        98.8            67.4           47.1
    Corporate......................................        11.1             7.6            8.0
                                                     --------------   ------------   ------------
                                                        2,140.6         1,644.4        1,311.2
  Tyco Capital segment.............................       521.3            --             --
                                                     --------------   ------------   ------------
CONSOLIDATED DEPRECIATION AND AMORTIZATION.........  $  2,661.9       $ 1,644.4      $ 1,311.2
                                                     ==============   ============   ============
CAPITAL EXPENDITURES:
  Tyco Industrial segments
    Electronics....................................  $    587.8       $   333.3      $   417.3
    Fire and Security Services.....................       897.1           866.9          855.2
    Healthcare and Specialty Products..............       159.6           251.1          235.9(5)
    Telecommunications.............................       113.0(1)        204.9(3)        97.4
    Corporate......................................        40.0            47.6           26.7
                                                     --------------   ------------   ------------
                                                        1,797.5(2)      1,703.8(4)     1,632.5
  Tyco Capital segment.............................        (3.2)(6)        --             --
                                                     --------------   ------------   ------------
CONSOLIDATED CAPITAL EXPENDITURES..................  $  1,794.3       $ 1,703.8      $ 1,632.5
                                                     ==============   ============   ============

------------------------------

(1) Excludes $2,247.7 million in spending for construction of the TGN.

(2) Includes $427.7 million received in sale-leaseback transactions.

(3) Excludes $111.1 million in spending for construction of the TGN.

(4) Includes $172.0 million received in sale-leaseback transactions.

(5) Excludes $234.0 million related to the purchase of property previously leased by U.S. Surgical.

(6) Excludes amounts related to Tyco Capital's equipment to be leased to others.

                            TYCO INTERNATIONAL LTD.

25. CONSOLIDATED GEOGRAPHIC DATA

   Selected information by geographic area is presented below ($ in millions).

                                                      AS AT AND FOR THE YEAR ENDED
                                                              SEPTEMBER 30,
                                                 ---------------------------------------
                                                     2001           2000         1999
                                                 ------------   ------------   ---------
TOTAL REVENUES:
Americas (primarily U.S.)......................  $23,786.7      $18,457.5      $14,409.0
Europe.........................................    7,719.8        6,610.1        5,362.4
Asia--Pacific..................................    4,541.3        3,864.3        2,725.1
Corporate(1)...................................      340.7(1)     1,760.0(2)          --
                                                 ------------   ------------   ---------
                                                 $36,388.5      $30,691.9      $22,496.5
                                                 ============   ============   =========

------------------------

(1) Includes net gain on sale of business and investments of $276.6 million, consisting of a $406.5 net gain primarily related to the sale of ADT
     Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also includes a net gain of $64.1 million on the sale of common shares of a subsidiary.

(2) Includes a gain on the sale by a subsidiary of its common shares of $1,760.0 million.

                                                        AS AT AND FOR THE YEAR ENDED
                                                                SEPTEMBER 30,
                                                      ---------------------------------
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
LONG-LIVED ASSETS:
Americas (primarily U.S.)...........................  $13,345.1   $ 5,779.8   $ 4,964.4
Europe..............................................    5,127.6     2,035.9     1,685.1
Asia--Pacific.......................................    1,186.0       751.5       986.3
Corporate...........................................      620.1       395.5       289.0
                                                      ---------   ---------   ---------
                                                      $20,278.8   $ 8,962.7   $ 7,924.8
                                                      =========   =========   =========

26. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below ($ in millions).

    Tyco Industrial's inventories are classified as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Purchased materials and manufactured parts..................  $1,552.0   $1,076.5
Work in process.............................................   1,110.2    1,105.1
Finished goods..............................................   2,439.1    1,663.5
                                                              --------   --------
                                                              $5,101.3   $3,845.1
                                                              ========   ========

                            TYCO INTERNATIONAL LTD.

26. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)
    Net property, plant and equipment (including equipment leased to others) is as follows ($ in millions):

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
TYCO INDUSTRIAL
Land........................................................  $   534.1   $   538.8
Buildings...................................................    2,557.7     2,416.1
Subscriber systems..........................................    3,998.5     3,200.7
Machinery and equipment.....................................    8,226.6     7,089.5
Leasehold improvements......................................      325.0       295.8
Construction in progress....................................      920.4       727.6
Accumulated depreciation....................................   (6,592.0)   (6,050.1)
                                                              ---------   ---------
                                                                9,970.3     8,218.4
                                                              ---------   ---------

TYCO CAPITAL
Buildings and equipment, net................................      100.8
Equipment leased to others, net
  Commercial aircraft.......................................    2,017.2
  Railcars and locomotives..................................    1,242.5
  Communications............................................      799.5
  Information technology....................................      702.1
  Business aircraft.........................................      359.6
  Manufacturing.............................................      315.7
  Other.....................................................      966.2
                                                              ---------
                                                                6,503.6
                                                              ---------

CONSOLIDATED................................................  $16,473.9   $ 8,218.4
                                                              =========   =========

    Accrued expenses and other current liabilities include the following ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accrued payroll and payroll related costs (including
  bonuses)..................................................  $1,000.4    $808.9

27. SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Selected supplementary income statement information is presented below ($ in millions).

                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                            2001          2000          1999
                                                          --------      --------      --------
Research and development................................   $572.0        $527.5        $450.5
Advertising.............................................   $159.9        $149.3        $133.1

                            TYCO INTERNATIONAL LTD.

28. SUPPLEMENTARY CASH FLOW INFORMATION

    Selected supplementary cash flow information is presented below ($ in millions).

    Tyco Industrial's net proceeds from debt consist of the following:

                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------
                                                         2001         2000       1999
                                                      -----------   --------   ---------
Net (repayments of) proceeds from short-term debt...  $ (1,947.7)   $(736.0)   $   162.3
Proceeds from issuance of long-term debt............    11,794.7    1,793.2      4,839.3
Repayment of long-term debt, including debt
  tenders...........................................    (1,311.4)    (376.8)    (2,057.8)
                                                      ----------    -------    ---------
                                                      $  8,535.6    $ 680.4    $ 2,943.8
                                                      ==========    =======    =========

    Tyco Capital's net decrease in financing and leasing assets consist of the following:

                                                      FOR THE PERIOD
                                                      JUNE 2 THROUGH
                                                      SEPTEMBER 30,
                                                           2001
                                                      --------------
Loans extended......................................    $(15,493.1)
Collections on loans................................      12,750.6
Proceeds from asset and receivable sales............       5,213.0
Purchases of assets to be leased....................        (756.9)
Net increase in short-term factoring receivables....        (471.2)
Net repayment of non-recourse leverage lease debt...         (26.6)
                                                        ----------
                                                        $  1,215.8
                                                        ==========

    Tyco Capital's net repayments of debt consist of the following:


Repayments of variable and fixed-rate notes.........  $ (3,272.2)
Proceeds from issuance of variable rate notes.......     1,000.0
Net decrease in commercial paper....................    (1,007.8)
                                                      ----------
                                                      $ (3,280.0)
                                                      ==========

                            TYCO INTERNATIONAL LTD.

29. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    During the fourth quarter of Fiscal 2001, the Company adopted SAB 101, retroactive to the beginning of the fiscal year. Summarized quarterly financial data for the year ended September 30, 2001 on an as reported basis and restated for the adoption of SAB 101 are included in the table below ($ in millions, except per share data).

                                                             FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                                     -----------------------------------------------------
                                                     1ST QTR.(1)   2ND QTR.(2)   3RD QTR.(3)   4TH QTR.(4)
                                                     -----------   -----------   -----------   -----------
Total revenues as previously reported..............   $8,430.7      $8,894.5      $9,224.5      $10,014.8
Impact of SAB 101..................................        8.7         (88.6)        (96.1)            --
                                                      --------      --------      --------      ---------
Restated revenues..................................   $8,439.4      $8,805.9      $9,128.4      $10,014.8
                                                      ========      ========      ========      =========
Consolidated income before extraordinary items and
  cumulative effect of accounting changes as
  previously reported..............................   $1,009.2      $1,147.3      $1,220.2      $ 1,379.5
Impact of SAB 101..................................       (8.4)        (36.9)        (39.8)            --
                                                      --------      --------      --------      ---------
Restated income before extraordinary items and
  cumulative effect of accounting changes..........   $1,000.8      $1,110.4      $1,180.4      $ 1,379.5
                                                      ========      ========      ========      =========
Consolidated net income as previously
  reported(5)......................................   $  979.5      $1,137.0      $1,216.8      $ 1,376.1
Impact of SAB 101..................................     (662.1)        (36.9)        (39.8)            --
                                                      --------      --------      --------      ---------
Restated net income................................   $  317.4      $1,100.1      $1,177.0      $ 1,376.1
                                                      ========      ========      ========      =========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting changes as previously
    reported.......................................   $   0.58      $   0.66      $   0.67      $    0.71
  Impact of SAB 101................................         --         (0.02)        (0.02)            --
  Restated.........................................       0.58          0.63          0.65           0.71

  Net income as previously reported................       0.56          0.65          0.67           0.71
  Impact of SAB 101................................      (0.38)        (0.02)        (0.02)            --
  Restated.........................................       0.18          0.63          0.65           0.71
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting changes as previously
    reported.......................................   $   0.57      $   0.65      $   0.67      $    0.71
  Impact of SAB 101................................         --         (0.02)        (0.02)            --
  Restated.........................................       0.57          0.63          0.64           0.71

  Net income as previously reported................       0.56          0.64          0.66           0.70
  Impact of SAB 101................................      (0.38)        (0.02)        (0.02)            --
  Restated.........................................       0.18          0.62          0.64           0.70

------------------------------

(1) Includes a net restructuring and other non-recurring credit of $175.6 million, of which a charge of $25.0 million is included in cost of revenue. The net credit consists of a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive; a write-off of purchased in-process research and development of $184.3 million; a non-recurring charge of $25.0 million related to the sale of inventory, which had been written-up under purchase accounting; restructuring and other non-recurring charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant; and a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

(2) Includes a net restructuring and other non-recurring charge of $15.2, of which a charge of $46.4 million is included in cost of revenue. The net charge consists of a non-recurring credit of $166.8 million related to the settlement of litigation, a non-recurring charge of $46.4 million, which is included in cost of revenue, primarily related to the sale of inventory, which had been written-up under purchase accounting; a non-recurring charge of $114.0 million primarily related to the closure of

                            TYCO INTERNATIONAL LTD.

29. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) facilities; charges of $17.7 million related to the impairment of property, plant and equipment associated with the closure of these facilities; and a net loss on the sale of businesses and investments of $3.9 million primarily related to the sale of ADT Automotive.

(3) Includes a net restructuring and other non-recurring charge of $118.8 million, of which charges of $7.4 million are included in cost of revenue. The net charge consists of a net loss on sale of investments of $129.9 million and restructuring and other non-recurring and impairment charges totaling $53.0 million, related to certain Fire and Security Services businesses, partially offset by a $64.1 million net gain on the sale of shares of a subsidiary.

(4) Includes a restructuring and other non-recurring charge of $423.8 million, of which charges of $106.1 million are included in cost of revenue. The charge consists of restructuring and other non-recurring charges of $283.9 million, of which charges of $58.4 million are included in cost of revenue, primarily related to the closure of manufacturing facilities within the Electronics and Fire and Security Services segments; charges of $92.2 million related to the impairment of property, plant and equipment associated with the facilities closures; and a non-recurring charge of $47.7 million, which is included in cost of revenue, related to the sale of inventory, which had been written-up under purchase accounting.

(5) Extraordinary items relate principally to the early extinguishment of debt. Cumulative effect of accounting changes relate to the adoption of SAB 101 and SFAS No. 133.

    Summarized quarterly financial data for Fiscal 2000 are presented below ($ in millions, except per share data).

                                                      FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                              -----------------------------------------------------
                                              1ST QTR.(1)   2ND QTR.(2)   3RD QTR.(3)   4TH QTR.(4)
                                              -----------   -----------   -----------   -----------
Total revenues..............................   $6,638.8      $7,070.0      $7,417.8      $9,565.3
Income before extraordinary items...........      757.2         855.5         997.3       1,910.1
Net income(5)...............................      757.0         855.5         997.3       1,910.1
BASIC INCOME PER COMMON SHARE:
  Income before extraordinary items.........   $   0.45      $   0.51      $   0.59      $   1.13
  Net income per common share...............       0.45          0.51          0.59          1.13
DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary items.........   $   0.44      $   0.50      $   0.58      $   1.12
  Net income per common share...............       0.44          0.50          0.58          1.12

------------------------------

(1) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other non-recurring charges of $7.9 million, of which charges of $6.4 million are included in cost of revenue, related to exiting U.S. Surgical's interventional cardiology business; restructuring and other non-recurring charges of $7.7 million related to U.S. Surgical's suture business; and restructuring charges of $6.5 million related to AMP's Brazilian operations. Also includes a credit of $94.7 million representing a revision in estimates of merger, restructuring and other non-recurring accruals, consisting of $57.8 million related to the merger with AMP and AMP's profit improvement plan, $15.5 million related primarily to the merger with U.S. Surgical and $21.4 million related to the Company's 1997 restructuring accruals.

(2) Includes merger, restructuring and other non-recurring charges of $10.4 million, of which charges of $0.9 million are included in cost of revenue, primarily related to activities in AMP's wireless communications business and restructuring and other non-recurring charges of $0.5 million related to U.S. Surgical's suture business. Also includes a credit of $12.7 million, of which a credit of $6.3 million is included in cost of revenue, primarily representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(3) Includes restructuring and other non-recurring charges of $2.9 million related to U.S. Surgical's suture business. Also includes a merger, restructuring and other non-recurring credit of $9.8 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan.

(4) Includes a non-recurring gain on issuance of common shares by subsidiary of $1,760.0 million. Also includes charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business, a non-recurring charge of $13.1 million incurred in connection with the TyCom IPO and other non-recurring charges of $1.2 million. Also includes credits of $27.5 million and $4.2 million representing a revision of estimates of merger, restructuring and other non-recurring accruals related to the merger with AMP and AMP's profit improvement plan and the merger with U.S. Surgical, respectively.

(5) Extraordinary items relate principally to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A.

    During Fiscal 2001 and Fiscal 2000, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, issued public debt securities (see
Note 6) which are fully and unconditionally guaranteed by Tyco. The following presents condensed consolidating financial information for TIG and its subsidiaries as if TIG and its current organizational structure were in place for all periods presented. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which it owns or controls twenty percent or more of the voting shares.

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                      LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                  -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents......................    $     1.4       $    37.0      $  2,548.8     $        --    $  2,587.2
Receivables, net...............................          4.2              --         7,368.3              --       7,372.5
Inventories....................................           --              --         5,101.3              --       5,101.3
Finance receivables, net.......................           --              --        31,386.5              --      31,386.5
Intercompany receivables.......................        520.5             8.3         5,035.3        (5,564.1)           --
Construction in progress--TyCom Global
  Network......................................           --              --         1,643.8              --       1,643.8
TyCom Global Network placed in service, net....           --              --           698.6              --         698.6
Property, plant and equipment (including
  equipment leased to others), net.............          6.4             0.7        16,466.8              --      16,473.9
Goodwill and other intangible assets, net......           --             0.7        35,309.7              --      35,310.4
Investment in subsidiaries.....................     55,841.9        18,792.4              --       (74,634.3)           --
Intercompany loans receivable..................        218.3        16,672.3         9,610.1       (26,500.7)           --
Other assets...................................         97.6            80.8        11,300.5          (765.8)     10,713.1
                                                   ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS...............................    $56,690.3       $35,592.2      $126,469.7     $(107,464.9)   $111,287.3
                                                   =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of
  long-term debt...............................    $      --       $ 1,106.5      $ 17,767.1     $        --    $ 18,873.6
Accounts payable...............................           --             0.2         4,145.7              --       4,145.9
Accrued expenses and other current
  liabilities..................................         30.1           127.3        10,442.1              --      10,599.5
Intercompany payables..........................      4,296.2           739.1           528.8        (5,564.1)           --
Long-term debt.................................      3,499.4        14,843.3        19,900.4              --      38,243.1
Intercompany loans payable.....................      9,610.1              --        16,890.6       (26,500.7)           --
Other liabilities..............................           --             5.4         6,461.2           659.8       7,126.4
                                                   ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES..........................     17,435.8        16,821.8        76,135.9       (31,405.0)     78,988.5
                                                   ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred securities....           --              --           260.0              --         260.0
Minority interest..............................           --              --           301.4              --         301.4
Shareholders' Equity:
  Subsidiary preference shares.................           --              --         1,710.0        (1,710.0)           --
  Common shares................................        390.3              --            27.2           (30.4)        387.1
  Capital in excess:
    Share premium..............................     15,691.4              --              --        (7,728.6)      7,962.8
    Contributed surplus........................     18,779.0        12,665.0        30,015.3       (48,898.0)     12,561.3
  Accumulated earnings.........................      4,393.8         6,105.4        19,499.4       (17,692.9)     12,305.7
  Accumulated other comprehensive loss.........           --              --        (1,479.5)             --      (1,479.5)
                                                   ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY.................     39,254.5        18,770.4        49,772.4       (76,059.9)     31,737.4
                                                   ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY...................................    $56,690.3       $35,592.2      $126,469.7     $(107,464.9)   $111,287.3
                                                   =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                      TYCO            TYCO
                                                  INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                       LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                   -------------   -------------   ------------   -------------   ---------
ASSETS
Cash and cash equivalents.......................    $    34.2       $     3.6       $ 1,227.0      $       --    $ 1,264.8
Receivables, net................................          1.2              --         5,629.2              --      5,630.4
Inventories.....................................           --              --         3,845.1              --      3,845.1
Intercompany receivables........................        802.4            51.3         3,661.3        (4,515.0)          --
Construction in progress--TyCom Global
  Network.......................................           --              --           111.1              --        111.1
Property, plant and equipment (including
  equipment leased to others), net..............          6.7              --         8,211.7              --      8,218.4
Goodwill and other intangible assets, net.......           --             0.7        16,331.9              --     16,332.6
Investment in subsidiaries......................     31,307.9        16,133.2              --       (47,441.1)          --
Intercompany loans receivable...................        269.2        10,678.8              --       (10,948.0)          --
Other assets....................................          1.4            23.6         6,585.8        (1,608.9)     5,001.9
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL ASSETS................................    $32,423.0       $26,891.2       $45,603.1      $(64,513.0)   $40,404.3
                                                    =========       =========       =========      ==========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of
  long-term debt................................    $      --       $ 1,248.9       $   288.3      $       --    $ 1,537.2
Accounts payable................................          0.3             0.2         3,291.4              --      3,291.9
Accrued expenses and other current
  liabilities...................................         25.3           118.3         4,995.3              --      5,138.9
Intercompany payables...........................      2,447.8         1,213.5           853.7        (4,515.0)          --
Long-term debt..................................           --         8,144.3         1,317.5              --      9,461.8
Intercompany loans payable......................           --              --        10,948.0       (10,948.0)          --
Other liabilities...............................           --             4.4         3,159.6           433.8      3,597.8
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL LIABILITIES...........................      2,473.4        10,729.6        24,853.8       (15,029.2)    23,027.6
                                                    ---------       ---------       ---------      ----------    ---------
Minority interest...............................           --              --           343.5              --        343.5

Shareholders' Equity:
  Common shares.................................        345.0              --             5.1           (13.2)       336.9
  Capital in excess:
    Share premium...............................     16,031.2              --              --       (10,797.9)     5,233.3
    Contributed surplus.........................      5,973.3        12,665.0        14,365.6       (30,217.6)     2,786.3
  Accumulated earnings..........................      7,600.1         3,496.6         5,786.0        (8,455.1)     8,427.6
  Accumulated other comprehensive income........           --              --           249.1              --        249.1
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL SHAREHOLDERS' EQUITY..................     29,949.6        16,161.6        20,405.8       (49,483.8)    17,033.2
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY....................................    $32,423.0       $26,891.2       $45,603.1      $(64,513.0)   $40,404.3
                                                    =========       =========       =========      ==========    =========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                      -------------   -------------   ------------   -------------   ----------
REVENUES
Net revenue........................................    $      --       $      --      $34,036.6       $      --     $ 34,036.6
Equity in net income of unconsolidated
  subsidiaries.....................................      4,365.8         2,608.8             --        (6,974.6)            --
Finance income.....................................           --              --        1,676.5            (0.2)       1,676.3
Other income.......................................           --              --          335.1            (0.2)         334.9
Net gain on sale of common shares of subsidiary....           --              --           64.1              --           64.1
Net gain on sale of businesses and investments.....           --              --          276.6              --          276.6
                                                       ---------       ---------      ---------       ---------     ----------
  Total revenues...................................      4,365.8         2,608.8       36,388.9        (6,975.0)      36,388.5

COSTS AND EXPENSES
Cost of revenue....................................           --              --       20,950.3              --       20,950.3
Selling, general, administrative and other costs
  and expenses.....................................         13.9            (4.4)       7,199.3            (0.4)       7,208.4
Interest and other financial charges, net..........         51.4           724.2          598.0              --        1,373.6
Provision for credit losses........................           --              --          116.1              --          116.1
Restructuring and other non-recurring charges,
  net..............................................           --              --          233.6              --          233.6
Write-off of purchased in-process research and
  development......................................           --              --          184.3              --          184.3
Charges for the impairment of long-lived assets....           --              --          120.1              --          120.1
Intercompany dividends, interest and fees..........        103.9          (749.9)         646.0              --             --
                                                       ---------       ---------      ---------       ---------     ----------
  Total costs and expenses.........................        169.2           (30.1)      30,047.7            (0.4)      30,186.4
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...............................      4,196.6         2,638.9        6,341.2        (6,974.6)       6,202.1
Income taxes.......................................           --            (0.4)      (1,253.5)         (226.0)      (1,479.9)
Minority interest..................................           --              --          (51.1)             --          (51.1)
                                                       ---------       ---------      ---------       ---------     ----------
Income before extraordinary items and cumulative
  effect of accounting changes.....................      4,196.6         2,638.5        5,036.6        (7,200.6)       4,671.1
Extraordinary items, net of tax....................           --              --          (17.1)             --          (17.1)
Cumulative effect of accounting changes, net of
  tax..............................................           --           (29.7)        (653.7)             --         (683.4)
                                                       ---------       ---------      ---------       ---------     ----------
NET INCOME.........................................    $ 4,196.6       $ 2,608.8      $ 4,365.8       $(7,200.6)    $  3,970.6
                                                       =========       =========      =========       =========     ==========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                -------------   -------------   ------------   -------------   ---------
REVENUES
Net revenue..................................     $     --        $     --       $28,931.9      $      --     $28,931.9
Equity in net income of unconsolidated
  subsidiaries...............................      4,672.1         2,556.1              --       (7,228.2)           --
Gain on sale of common shares by
  subsidiary.................................           --              --         1,760.0             --       1,760.0
                                                  --------        --------       ---------      ---------     ---------
  Total revenues.............................      4,672.1         2,556.1        30,691.9       (7,228.2)     30,691.9
COSTS AND EXPENSES
Cost of revenue..............................           --              --        17,931.2             --      17,931.2
Selling, general, administrative and other
  costs and expenses.........................         12.5             9.9         5,229.6             --       5,252.0
Interest and other financial charges, net....         (3.5)          698.9            74.2             --         769.6
Merger, restructuring and other non-recurring
  charges, net...............................           --              --           175.3             --         175.3
Charges for the impairment of long-lived
  assets.....................................           --              --            99.0             --          99.0
Intercompany dividends, interest and fees....        (29.8)         (709.0)          694.6           44.2            --
                                                  --------        --------       ---------      ---------     ---------
  Total costs and expenses...................        (20.8)           (0.2)       24,203.9           44.2      24,227.1
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEMS....................      4,692.9         2,556.3         6,488.0       (7,272.4)      6,464.8
Income taxes.................................           --            (0.2)       (1,797.0)        (128.8)     (1,926.0)
Minority interest............................           --              --           (18.7)            --         (18.7)
                                                  --------        --------       ---------      ---------     ---------
Income before extraordinary items............      4,692.9         2,556.1         4,672.3       (7,401.2)      4,520.1
Extraordinary items, net of tax..............           --              --            (0.2)            --          (0.2)
                                                  --------        --------       ---------      ---------     ---------
NET INCOME...................................     $4,692.9        $2,556.1       $ 4,672.1      $(7,401.2)    $ 4,519.9
                                                  ========        ========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                                        TYCO            TYCO
                                                    INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                     -------------   -------------   ------------   -------------   ---------
REVENUES
Net revenue.......................................     $     --        $     --      $22,496.5       $      --     $22,496.5
Equity in net income of unconsolidated
  subsidiaries....................................        663.0           244.7             --          (907.7)           --
                                                       --------        --------      ---------       ---------     ---------
  Total revenues..................................        663.0           244.7       22,496.5          (907.7)     22,496.5
COSTS AND EXPENSES
Cost of revenue...................................           --              --       14,433.1              --      14,433.1
Selling, general, administrative and other costs
  and expenses....................................          2.9             1.1        4,432.3              --       4,436.3
Interest and other financial charges, net.........         (3.0)          401.9           86.7              --         485.6
Merger, restructuring and other non-recurring
  charges, net....................................           --              --          928.8              --         928.8
Charges for the impairment of long-lived assets...           --              --          507.5              --         507.5
Intercompany dividends, interest and fees.........     (1,656.0)         (403.2)         999.7         1,059.5            --
                                                       --------        --------      ---------       ---------     ---------
  Total costs and expenses........................     (1,656.1)           (0.2)      21,388.1         1,059.5      20,791.3
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS...........................................      2,319.1           244.9        1,108.4        (1,967.2)      1,705.2
Income taxes......................................           --            (0.2)        (399.7)         (237.6)       (637.5)
                                                       --------        --------      ---------       ---------     ---------
Income before extraordinary items.................      2,319.1           244.7          708.7        (2,204.8)      1,067.7
Extraordinary items, net of tax...................           --              --          (45.7)             --         (45.7)
                                                       --------        --------      ---------       ---------     ---------
NET INCOME........................................     $2,319.1        $  244.7      $   663.0       $(2,204.8)    $ 1,022.0
                                                       ========        ========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities...............................    $ 2,090.5        $ (291.1)      $4,865.9        $     --     $ 6,665.3
                                                 ---------        --------       --------        --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and
  leasing assets.............................           --              --        1,513.6              --       1,513.6
Purchase of property, plant and equipment,
  net........................................         (0.2)           (0.1)      (1,794.0)             --      (1,794.3)
Construction in progress--TyCom Global
  Network                                               --              --       (2,247.7)             --      (2,247.7)
Acquisition of businesses, net of cash
  acquired...................................           --              --       (9,694.6)             --      (9,694.6)
Disposal of businesses, net of cash sold.....           --              --          904.4              --         904.4
Net decrease (increase) in investments.......          5.9              --         (148.7)             --        (142.8)
Decrease (increase) in intercompany loans....         54.8        (5,993.5)            --         5,938.7            --
(Increase) decrease in investment in
  subsidiaries...............................    (10,621.3)           (2.8)       8,985.0         1,639.1            --
Other........................................           --              --         (177.2)             --        (177.2)
                                                 ---------        --------       --------        --------     ---------
  Net cash used in investing activities......    (10,560.8)       (5,996.4)      (2,659.2)        7,577.8     (11,638.6)
                                                 ---------        --------       --------        --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.......      3,374.9         6,320.9       (4,440.2)             --       5,255.6
Proceeds from sale of common shares..........      2,196.6              --             --              --       2,196.6
Proceeds from sale of common shares for
  acquisitions...............................      2,729.4              --       (2,729.4)             --            --
Proceeds from exercise of options and
  warrants...................................        226.6              --          318.4              --         545.0
Dividends paid...............................        (90.0)             --             --              --         (90.0)
Repurchase of common shares by subsidiary....           --              --       (1,326.1)             --      (1,326.1)
Financing from parent, net...................           --              --        5,938.7        (5,938.7)           --
Capital contributions........................           --              --        1,639.1        (1,639.1)           --
Repurchase of common shares of subsidiary....           --              --         (270.0)             --        (270.0)
Other........................................           --              --          (15.4)             --         (15.4)
                                                 ---------        --------       --------        --------     ---------
  Net cash provided by (used in) financing
    activities...............................      8,437.5         6,320.9         (884.9)       (7,577.8)      6,295.7
                                                 ---------        --------       --------        --------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS................................        (32.8)           33.4        1,321.8              --       1,322.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.....................................         34.2             3.6        1,227.0              --       1,264.8
                                                 ---------        --------       --------        --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...    $     1.4        $   37.0       $2,548.8        $     --     $ 2,587.2
                                                 =========        ========       ========        ========     =========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                      LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
---------------                                  -------------   -------------   ------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities....      $893.7         $1,201.3       $3,180.0        $     --     $5,275.0
                                                     ------         --------       --------        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................        (6.4)              --       (1,808.5)             --     (1,814.9)
Acquisition of businesses, net of cash
  acquired.....................................          --               --       (4,790.7)             --     (4,790.7)
Disposal of businesses, net of cash sold.......          --               --           74.4              --         74.4
Net decrease (increase) in investments.........        16.4               --         (369.8)             --       (353.4)
(Increase) in intercompany loans...............          --         (2,421.8)            --         2,421.8           --
(Increase) in investment in subsidiaries.......      (900.7)              --             --           900.7           --
Other..........................................          --             (0.7)         (52.2)             --        (52.9)
                                                     ------         --------       --------        --------     --------
  Net cash used in investing activities........      (890.7)        (2,422.5)      (6,946.8)        3,322.5     (6,937.5)
                                                     ------         --------       --------        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.........          --          1,209.4         (529.0)             --        680.4
Proceeds from exercise of options..............        64.6               --          290.7              --        355.3
Net proceeds from issuance of common shares by
  subsidiary...................................          --               --        2,130.7              --      2,130.7
Dividends paid.................................       (86.2)              --             --              --        (86.2)
Intercompany dividends received (paid).........        30.0               --          (30.0)             --           --
Repurchase of common shares by subsidiary......          --               --       (1,885.1)             --     (1,885.1)
Financing from parent, net.....................          --               --        2,421.8        (2,421.8)          --
Capital contributions..........................          --               --          900.7          (900.7)          --
Other..........................................          --               --          (29.8)             --        (29.8)
                                                     ------         --------       --------        --------     --------
  Net cash provided by financing activities....         8.4          1,209.4        3,270.0        (3,322.5)     1,165.3
                                                     ------         --------       --------        --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................        11.4            (11.8)        (496.8)             --       (497.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.......................................        22.8             15.4        1,723.8              --      1,762.0
                                                     ------         --------       --------        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....      $ 34.2         $    3.6       $1,227.0        $     --     $1,264.8
                                                     ======         ========       ========        ========     ========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                      LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
---------------                                  -------------   -------------   ------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities....     $  254.3        $   60.7       $3,234.8        $     --     $3,549.8
                                                    --------        --------       --------        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................         (0.5)             --       (1,632.0)             --     (1,632.5)
Acquisition of businesses, net of cash
  acquired.....................................           --              --       (4,901.2)             --     (4,901.2)
Disposal of businesses, net of cash sold.......           --              --          926.8              --        926.8
Net decrease (increase) in investments.........         81.7              --          (71.2)             --         10.5
(Increase) in intercompany loans...............           --        (4,132.4)            --         4,132.4           --
(Increase) in investment in subsidiaries.......     (1,013.6)             --             --         1,013.6           --
Other..........................................           --              --         (247.7)             --       (247.7)
                                                    --------        --------       --------        --------     --------
  Net cash used in investing activities........       (932.4)       (4,132.4)      (5,925.3)        5,146.0     (5,844.1)
                                                    --------        --------       --------        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.........           --         4,080.4       (1,136.6)             --      2,943.8
Proceeds from exercise of options and
  warrants.....................................        714.5              --          157.9              --        872.4
Dividends paid.................................        (75.0)             --         (112.9)             --       (187.9)
Intercompany dividends received (paid).........         59.5              --          (59.5)             --           --
Repurchase of common shares by subsidiary......           --              --         (637.8)             --       (637.8)
Financing from parent, net.....................           --              --        4,132.4        (4,132.4)          --
Capital contributions..........................           --              --        1,013.6        (1,013.6)          --
Other..........................................         (0.6)             --           (6.5)             --         (7.1)
                                                    --------        --------       --------        --------     --------
  Net cash provided by financing activities....        698.4         4,080.4        3,350.6        (5,146.0)     2,983.4
                                                    --------        --------       --------        --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS......         20.3             8.7          660.1              --        689.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.......................................          2.5             6.7        1,063.7              --      1,072.9
                                                    --------        --------       --------        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....     $   22.8        $   15.4       $1,723.8        $     --     $1,762.0
                                                    ========        ========       ========        ========     ========

31. SUBSEQUENT EVENTS

   On October 26, 2001, TIG sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program.

    On November 13, 2001, Tyco completed the acquisition of Sensormatic Electronics Corporation ("Sensormatic"), a leading supplier of electronic security solutions to the retail, commercial and industrial market-places. The acquisition was accomplished through an exchange offer followed by a short-form merger and is valued at approximately $2.3 billion, including the assumption of $116 million of net debt. An aggregate of approximately 48 million common shares of Tyco were issued for all the outstanding capital stock of Sensormatic.

    On November 19, 2001, TIG issued E500 million 4.375% notes due 2005, E685 million 5.5% notes due 2009, L200 million 6.5% notes due 2012 and L285 million 6.5% notes due 2032, utilizing the

                            TYCO INTERNATIONAL LTD.

31. SUBSEQUENT EVENTS (CONTINUED)
capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of $1,726.6 million were used to repay borrowings under TIG's commercial paper program.

    On December 18, 2001, the Company completed its amalgamation with TyCom and each of the approximately 56 million TyCom common shares not owned by Tyco were converted into the right to receive 0.3133 of a Tyco common share. Upon completion of the amalgamation, TyCom became a wholly-owned subsidiary of Tyco, and each outstanding option to purchase TyCom common shares is exercisable for Tyco common shares, with the number of Tyco shares equal to the number of TyCom common shares issuable upon exercise immediately prior to the consummation multiplied by the exchange ratio of 0.3133. The per share exercise price for the Tyco common shares issuable upon the exercise of TyCom options equals the exercise price per TyCom common share, at the price such options were exercisable prior to the amalgamation, divided by the exchange ratio. In addition, each outstanding TyCom restricted share was converted into a restricted Tyco common share based on the exchange ratio. The options and restricted shares are subject to the same terms and conditions that were applicable immediately prior to the amalgamation.

                            TYCO INTERNATIONAL LTD.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The accompanying Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd. ("Tyco") and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company"). On June 1, 2001, a subsidiary of the Company acquired The CIT Group, Inc. ("CIT"), an independent commercial finance company, now Tyco Capital Corporation. The discussion and financial data presented herein are furnished separately for each of the following:

    - Tyco Industrial--This represents Tyco and all its subsidiaries other than Tyco Capital, and includes the results of operations of Tyco Capital from June 2, 2001 on the equity method of accounting.

    - Tyco Capital--This represents Tyco Capital Corporation and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by Tyco Capital Corporation to a non-U.S. subsidiary of Tyco on September 30, 2001.

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis.

                             RESULTS OF OPERATIONS

TYCO INDUSTRIAL

OVERVIEW

    Information for all periods presented below reflects the grouping of Tyco Industrial's businesses into four segments, consisting of Electronics, Fire and Security Services, Healthcare and Specialty Products, and Telecommunications. While our Telecommunications business currently operates as part of our Electronics segment, it is broken out separately in the segment discussion below.

    During Fiscal 2001, a change was made in the Company's internal management reporting structure such that the operations of the former Flow Control Products and Services segment are now reported in part within the Fire and Security Services and in part within the Electronics segments. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

    In Fiscal 1999, we consummated two mergers that were accounted for under the pooling of interests method of accounting: the merger with United States Surgical Corporation ("U.S. Surgical") and the merger with AMP Incorporated ("AMP"). As required by generally accepted accounting principles in the United States ("GAAP"), we restated our financial statements as if U.S. Surgical and AMP had always been a part of Tyco.

    Tyco Industrial segment revenues increased 17.6% during Fiscal 2001 to $34,036.6 million compared to $28,931.9 million in Fiscal 2000. Fiscal 2001 revenues reflect a decrease of $241.1 million resulting from the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). Tyco Industrial segment revenues increased 28.6% during Fiscal 2000 to $28,931.9 million from $22,496.5 million in Fiscal 1999.

    Income before extraordinary items and cumulative effect of accounting changes was $4,671.1 million in Fiscal 2001 as compared to $4,520.1 million in Fiscal 2000 and $1,067.7 million in Fiscal 1999. Income before extraordinary items and cumulative effect of accounting changes for Fiscal 2001 included a net charge of $382.2 million ($366.8 million after-tax) consisting of the following:
(i) restructuring and other non-recurring charges and impairment charges totaling $705.4 million related primarily to the closure of facilities within the Electronics and Fire and Security Services segments; (ii) $184.3 million write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"); (iii) a non-recurring credit of $166.8 million related to the settlement of litigation; (iv) a net gain on sale of businesses and investments of $276.6 million principally related to the sale of ADT Automotive, partially offset by the permanent impairment of an equity investment; and (v) a $64.1 million net gain on the sale of common shares of a subsidiary. Income before extraordinary items and cumulative effect of accounting changes for Fiscal 2001 also reflects a $111.2 million decrease resulting from the Fiscal 2001 impact of the adoption of SAB 101. Income before extraordinary items for Fiscal 2000 included a net credit of $1,484.7 million ($793.7 million after-tax) consisting of the following: (i) a gain of $1,760.0 million on the sale by a subsidiary of its common shares in connection with TyCom's initial public offering; (ii) restructuring, non-recurring and impairment charges of $424.2 million primarily for non-recurring claims related to a merged company and the exiting of U.S. Surgical's interventional cardiology business; and
(iii) a credit of $148.9 million representing a revision of estimates of merger, restructuring and other non-recurring accruals. Income before extraordinary items for Fiscal 1999 included a net charge of $1,542.7 million
($1,304.8 million after-tax) related primarily to the mergers with U.S. Surgical and AMP and costs associated with AMP's profit improvement plan.

    The following table details Tyco Industrial's net revenue and earnings in Fiscal 2001, Fiscal 2000 and Fiscal 1999 ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Tyco Industrial segment revenues before accounting change...   $34,277.7     $28,931.9     $22,496.5
Impact of SAB 101...........................................      (241.1)           --            --
                                                               ---------     ---------     ---------
TYCO INDUSTRIAL SEGMENT REVENUES AFTER ACCOUNTING CHANGE....   $34,036.6     $28,931.9     $22,496.5
                                                               =========     =========     =========
Tyco Industrial operating income, before certain charges
  (credits) and accounting change(1)........................   $ 7,623.5     $ 6,094.1     $ 3,949.6
Merger, restructuring and other non-recurring charges,
  net.......................................................      (418.5)       (176.3)     (1,035.2)
Write-off of purchased in-process research and
  development...............................................      (184.3)           --            --
Charges for the impairment of long-lived assets.............      (120.1)        (99.0)       (507.5)
Amortization of goodwill....................................      (537.4)       (344.4)       (216.1)
Impact of SAB 101...........................................      (171.1)           --            --
Corporate expense allocated to Tyco Capital.................        (5.3)           --            --
                                                               ---------     ---------     ---------
Tyco Industrial operating income............................     6,186.8       5,474.4       2,190.8
Net gain on sale of businesses and investments..............       276.6            --            --
Net gain on sale of common shares of a subsidiary...........        64.1       1,760.0            --
Tyco Capital net earnings (from June 2, 2001)...............       252.5            --            --
Interest expense, net.......................................      (776.5)       (769.6)       (485.6)
                                                               ---------     ---------     ---------
Income before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting changes.........     6,003.5       6,464.8       1,705.2
Income taxes................................................    (1,284.9)     (1,926.0)       (637.5)
Minority interest...........................................       (47.5)        (18.7)           --
                                                               ---------     ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES........................................     4,671.1       4,520.1       1,067.7
Extraordinary items, net of tax.............................       (17.1)         (0.2)        (45.7)
Cumulative effect of accounting changes, net of tax.........      (683.4)           --            --
                                                               ---------     ---------     ---------
TYCO INDUSTRIAL NET INCOME..................................   $ 3,970.6     $ 4,519.9     $ 1,022.0
                                                               =========     =========     =========

------------------------------

(1) This amount is the sum of the operating income of Tyco Industrial's four business segments set forth in the segment discussion below, less certain corporate expenses, and is before merger, restructuring and other non-recurring charges (credits), the write-off of purchased in-process research and development, charges for the impairment of long-lived assets, amortization of goodwill and the adoption of SAB 101. Merger, restructuring and other non-recurring charges, net, in the amount of $184.9 million, $1.0 million and $106.4 million related to inventory have been deducted as part of cost of revenue in the Consolidated Statements of Operations for Fiscal 2001, 2000 and 1999, respectively. However, they have not been deducted as part of cost of revenue for the purpose of calculating operating income before certain charges (credits) in this table. These charges are instead included in merger, restructuring and other non-recurring charges.

    During Fiscal 2001, we recorded merger, restructuring and other non-recurring charges and charges for the impairment of long-lived assets related primarily to cost reduction actions and acquisitions. Under our restructuring and integration programs, we terminate employees and close facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, sales and administrative functions. In addition, we discontinue or dispose of product lines which do not fit the long-term strategy of the respective businesses. We do not separately track the impact on financial results of the restructuring and integration programs. However, we estimate that our overall cost structure has been reduced by approximately $300.0 million on an annualized basis due to the impact associated with these charges. The significant decreases have been to selling, general and administrative expenses and to cost of revenue.

    Operating income and margins for Tyco Industrial's four business segments, which are presented in accordance with GAAP in the following discussion, are supplemented by a discussion of operating income and margins stated before deductions for merger, restructuring and other non-recurring charges, charges for impairment of long-lived assets and the adoption of SAB 101. This supplemental discussion of operating results before certain charges (credits) and accounting change should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

    Operating income, before certain (charges) credits and accounting change, improved in all segments in each of Fiscal 2001 and Fiscal 2000, with the exception of the Telecommunications segment as discussed below. The operating improvements are the result of both increased revenues in all but our Telecommunications segment and enhanced margins in all but our Healthcare and Specialty Products segment. Increased revenues resulted from acquisitions that are accounted for under the purchase method of accounting and from organic growth. We enhanced our margins through improved productivity and cost reductions in the ordinary course of business, unrelated to acquisition or divestiture activities. We regard charges that we incurred to reduce costs in the ordinary course of business as recurring charges, which are reflected in cost of revenue and in selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the financial results of acquired companies. The discussions following the tables below include estimates of year-to-year revenue growth that exclude the effects of indicated acquisitions. These estimates assume that the acquisitions were made at the beginning of the relevant fiscal periods.

REVENUE AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    Electronics' products and services include:

    - designing, engineering and manufacturing of electronic connector systems, fiber optic components, wireless devices, heat shrink products, power components, wire and cable, relays, sensors, touch screens, smart card components, identification and labeling products, energy solutions, power products, switches and battery assemblies.

    The AMP merger occurred in April 1999, but, as required under the pooling of interests method of accounting, Fiscal 1999 results are presented as though the companies had been combined since the beginning of Fiscal 1999. The following table sets forth revenue and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue, before accounting change...........................   $13,052.1     $11,417.7     $7,043.5
Operating income, before certain (charges) credits and
  accounting change.........................................   $ 3,310.9     $ 2,759.9     $1,052.5
Operating margins, before certain (charges) credits and
  accounting change.........................................        25.4%         24.2%        14.9%

Revenue, after accounting change............................   $13,107.5     $11,417.7     $7,043.5
Operating income (loss), after certain (charges) credits and
  accounting change.........................................   $ 2,848.4     $ 2,850.8     $  (22.3)
Operating margins, after certain (charges) credits and
  accounting change.........................................        21.7%         25.0%        (0.3)%

    The 14.3% increase in revenue, before accounting change, in Fiscal 2001 over Fiscal 2000 resulted primarily from acquisitions. These acquisitions included:
Siemens Electromechanical Components GmbH & Co. KG ("Siemens") and AFC Cable Systems, Inc. ("AFC Cable") in November 1999; Praegitzer Industries, Inc. ("Praegitzer") in December 1999; Critchley Group PLC ("Critchley") in
March 2000; the electronic OEM business of Thomas & Betts in July 2000; CIGI Investment Group, Inc. ("CIGI") in October 2000; and Lucent Technologies' Power Systems business unit in December 2000. Excluding the impact of these acquisitions, revenue increased an estimated 0.3%, which reflects an economic slowdown in the computer and consumer electronics and communications industries and, to a lesser extent, the effect of foreign exchange rates.

    The 62.1% increase in revenue in Fiscal 2000 over Fiscal 1999 was predominantly due to acquisitions and, to a lesser extent, organic growth. These acquisitions included: Glynwed International, plc in March 1999; Raychem Corporation ("Raychem") in August 1999; Siemens and AFC Cable in November 1999; Praegitzer in December 1999; Critchley in March 2000; and the electronic OEM business of Thomas & Betts in July 2000. Excluding the impact of these acquisitions, revenue increased an estimated 13.1%.

    The 20.0% increase in operating income and the increase in margins, before certain (charges) credits and accounting change, in Fiscal 2001 compared with Fiscal 2000 was primarily due to acquisitions and improved margins at both Tyco Printed Circuit Group and AMP. These increases were somewhat offset by decreased operating income and margins at Allied Tube and Conduit resulting from higher raw material prices.

    Operating income and margins, after certain (charges) credits and accounting change, include restructuring and other non-recurring and impairment charges of $485.0 million, partially offset by an increase of $22.5 million relating to the adoption of SAB 101 in Fiscal 2001, as compared to a net merger, restructuring and other non-recurring credit of $90.9 million in Fiscal 2000.

    The substantial increase in operating income and margins, before certain (charges) credits, in Fiscal 2000 compared with Fiscal 1999 was primarily due to the acquisitions of Raychem and Siemens and improved margins at both AMP and Tyco Printed Circuit Group. The improved operating margins, before certain (charges) credits, in Fiscal 2000 compared with Fiscal 1999 resulted from increased volume, improved pricing and continuing cost reduction programs following the AMP merger.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain (charges) credits, was due to a merger, restructuring and other non-recurring net credit of $90.9 million in Fiscal 2000 compared with a restructuring and other non-recurring charge of $1,074.8 million in Fiscal 1999.

    FIRE AND SECURITY SERVICES

    Fire and Security Services' products and services include:

    - designing, installing and servicing a broad line of fire detection, prevention and suppression systems, and manufacturing and servicing of fire extinguishers and related products;

    - designing, installing, monitoring and maintaining electronic security systems;

    - designing and manufacturing valves and related products; and

    - providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets.

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue, before accounting change...........................   $10,529.1     $8,506.6      $8,086.5
Operating income, before certain (charges) credits and
  accounting change.........................................   $ 2,019.3     $1,464.0      $1,308.9
Operating margins, before certain (charges) credits and
  accounting change.........................................        19.2%        17.2%         16.2%

Revenue, after accounting change............................   $10,253.2     $8,506.6      $8,086.5
Operating income, after certain (charges) credits and
  accounting change.........................................   $ 1,690.6     $1,475.2      $1,336.1
Operating margins, after certain (charges) credits and
  accounting change.........................................        16.5%        17.3%         16.5%

    The 23.8% increase in revenue, before accounting change, in Fiscal 2001 over Fiscal 2000 resulted primarily from higher sales volume and increased service revenue in fire protection in North America and Asia and higher revenues in the worldwide electronic security services business. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions. These acquisitions included: Flow Control Technologies ("FCT") in February 2000; Simplex Time Recorder Co. in
January 2001; Scott Technologies, Inc. ("Scott") in May 2001; and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") in July 2001. Excluding the impact of these acquisitions, revenue increased an estimated 9.9%.

    The 5.2% increase in revenue in Fiscal 2000 over Fiscal 1999 resulted primarily from increased sales in the worldwide electronic security services business and higher sales volume in fire protection operations in North America, Asia and Australia. The increases were due primarily to a higher volume of recurring service revenues and, to a lesser extent, the effects of acquisitions in the security services business. These acquisitions included: Entergy Security Corporation in January 1999; Alarmguard Holdings in February 1999; Central Sprinkler Corporation in August 1999; and FCT in February 2000. In August 1999, we sold certain businesses within this segment, including The Mueller Company and portions of Grinnell Supply Sales and Manufacturing. Excluding the impact of these acquisitions and divestitures, revenue increased an estimated 11.9%.

    The 37.9% increase in operating income, before certain (charges) credits and accounting change, in Fiscal 2001 over Fiscal 2000 was primarily due to acquisitions and increased service volume in the fire protection business in North America and Asia and worldwide security business. The increase in operating margins, before certain (charges) credits and accounting change, was primarily due to increased service revenues in fire protection and improved margins at both the valve operations and at Tyco Infrastructure (formerly known as Earth Tech).

    Operating income and margins, after certain (charges) credits and accounting change, include restructuring and other non-recurring and impairment charges of $144.9 million, as well as a decrease of $183.8 million relating to the adoption of SAB 101, in Fiscal 2001, as compared to a restructuring and other non-recurring credit of $11.2 million in Fiscal 2000. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems as of the beginning of the fiscal year. See Consolidated Items--CUMULATIVE EFFECT OF ACCOUNTING CHANGES.

    The 11.8% increase in operating income, before certain (charges) credits, in Fiscal 2000 over Fiscal 1999 reflects increased service volume in security operations in the United States and fire protection businesses in North America and Asia. The increase in operating margins, before certain credits, was due to increased sales volume in both security services and fire protection offset slightly, in the case of security services, by the costs of the reorganization of the security services' dealer program and internal sales force during the first two quarters of Fiscal 2000.

    In addition to the items discussed above, operating income and margins, after certain (charges) credits, reflect restructuring and other non-recurring credits of $11.2 million in Fiscal 2000 and $27.2 million in Fiscal 1999.

    HEALTHCARE AND SPECIALTY PRODUCTS

    Healthcare and Specialty Products include:

    - a wide variety of disposable medical products, including wound care and closure products, syringes and needles, sutures and surgical staplers, products used for vascular therapy and respiratory care, infant medical accessories, incontinence products, anesthetic supplies, electrosurgical instruments and laparoscopic instruments;

    - polyethylene film and film products such as flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives, plastic garment hangers and pipeline coatings for the oil, gas and water distribution industries; and

    - ADT Automotive's auto redistribution services, which was sold on October 6, 2000.

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue, before accounting change...........................   $8,833.3      $6,467.9      $5,742.7
Operating income, before certain (charges) credits and
  accounting change.........................................   $2,070.6      $1,527.9      $1,386.0
Operating margins, before certain (charges) credits and
  accounting change.........................................       23.4%         23.6%         24.1%

Revenue, after accounting change............................   $8,812.7      $6,467.9      $5,742.7
Operating income, after certain (charges) credits and
  accounting change.........................................   $1,804.4      $1,439.8      $  890.9
Operating margins, after certain (charges) credits and
  accounting change.........................................       20.5%         22.3%         15.5%

    The 36.6% increase in revenue, before accounting change, in Fiscal 2001 over Fiscal 2000 resulted primarily from acquisitions and, to a lesser extent, organic growth. These acquisitions included: General Surgical Innovations, Inc. ("GSI") in November 1999; Radionics in January 2000; Fiber-Lam in March 2000; Mallinckrodt Inc. ("Mallinckrodt") in October 2000; and InnerDyne, Inc. ("InnerDyne") in December 2000. The revenue increase was somewhat offset by the sale of our ADT Automotive business. Excluding the impact of these acquisitions and this divestiture, revenue increased an estimated 5.9%.

    The 12.6% increase in revenue in Fiscal 2000 over Fiscal 1999 was primarily the result of increased sales at Tyco Plastics and Adhesives and Tyco Healthcare and, to a lesser extent, ADT Automotive. The increases for Tyco Healthcare were due to organic growth and, to a lesser extent, acquisitions. These acquisitions included: Graphic Controls Corporation and Sunbelt Plastics, both in
November 1998; Batts, Inc. in April 1999; GSI in November 1999; Radionics in January 2000; and Fiber-Lam in March 2000. Excluding the impact of these acquisitions, revenue for the segment increased an estimated 8.2% in Fiscal 2000 over Fiscal 1999.

    The 35.5% increase in operating income, before certain (charges) credits and accounting change, and the slight decrease in operating margins, before certain (charges) credits and accounting change, in

Fiscal 2001 compared to Fiscal 2000 was due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment.

    Operating income and margins, after certain (charges) credits and accounting change, include restructuring and other non-recurring and impairment charges of $256.4 million, as well as a decrease of $9.8 million relating to the adoption of SAB 101, in Fiscal 2001, as compared to net merger, restructuring and other non-recurring and impairment charges of $88.1 million in Fiscal 2000.

    The 10.2% increase in operating income, before certain (charges) credits and accounting change, in Fiscal 2000 over Fiscal 1999 was due to increased sales volume at Tyco Healthcare, Tyco Plastics and Adhesives and, to a lesser extent, ADT Automotive, slightly offset by a lower operating margin percentage at Tyco Healthcare principally due to higher raw materials costs.

    In addition to the items discussed above, the substantial increase in operating income and margins, after certain (charges) credits in Fiscal 2000 over Fiscal 1999, was due to net merger, restructuring and other non-recurring and impairment charges of $88.1 million in Fiscal 2000 compared with net merger, restructuring and other non-recurring charges of $495.1 million in Fiscal 1999.

    TELECOMMUNICATIONS

    Tyco's subsidiary, TyCom Ltd. ("TyCom"), is a leading independent provider of undersea fiber optic networks and services, and its products and services include:

    - designing, engineering, manufacturing and installing undersea cable communications systems; and

    - servicing and maintaining major undersea cable networks.

    Beginning in the fourth quarter of Fiscal 2000, TyCom began the design, manufacture and installation of a global undersea fiber optic network, known as the TyCom Global Network-TM- ("TGN"). In the third quarter of Fiscal 2001, TyCom began operating, maintaining and selling bandwidth capacity on the TGN.

    The following table sets forth revenue and operating income and margins for the Telecommunications segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue.....................................................   $1,863.2      $2,539.7      $1,623.8
Operating income, before certain charges....................   $  414.6      $  529.7      $  325.1
Operating margins, before certain charges...................       22.3%         20.9%         20.0%

Operating income, after certain charges.....................   $  414.6      $  516.6      $  325.1
Operating margins, after certain charges....................       22.3%         20.3%         20.0%

    Since the fourth quarter of Fiscal 2000, when we began construction of the transatlantic portion of the TGN, TyCom's revenues have decreased due to lower third-party contract sales, while fixed costs have generally increased due to our building the infrastructure to support the TGN, including network operations, sales and marketing, research and development and administration. The 26.6% decrease in revenue in Fiscal 2001 as compared to Fiscal 2000 reflects generally the downturn in the telecommunications industry and specifically a decrease in third-party contract sales for undersea communication systems. In addition, certain revenues were deferred pending customer financing. TyCom may continue to experience softness in demand if the current downturn in the telecommunications industry continues. However, TyCom believes that its technological capabilities and contraction in the number of competitors should mitigate the negative effects of industry trends on its results in the longer term.

    The 56.4% increase in revenue in Fiscal 2000 over Fiscal 1999 resulted primarily from increased demand for third-party sales of undersea communications systems and, to a much lesser extent, the acquisition in May 1999 of Telecomunicaciones Marinas, S.A. ("Temasa"). Excluding the effect of Temasa, the revenue increase for the segment in Fiscal 2000 was an estimated 54.0%.

    The 21.7% decrease in operating income, before certain charges, in Fiscal 2001 compared with Fiscal 2000 was principally due to the decrease in the volume of undersea cable communications systems sales and services to others. The increase in operating margins was primarily due to project completions and certain reduced accruals due to lower profitability levels for Fiscal 2001 and certain contractual settlements.

    The substantial increase in operating income, before and after certain charges, in Fiscal 2000 compared with Fiscal 1999 was primarily due to higher sales volume, and to a lesser extent, the Temasa acquisition. The increase in operating income, after certain charges, was offset by a non-recurring charge of $13.1 million incurred in connection with the TyCom initial public offering.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for Fiscal 2001 compared to Fiscal 2000 was a decrease in revenue of approximately $1,053.6 million and a decrease in operating income of approximately $199.5 million. The effect of changes in foreign exchange rates for Fiscal 2000 compared to Fiscal 1999 was a decrease in revenue of approximately $528.6 million and a decrease in operating income of approximately $105.9 million.

CORPORATE EXPENSES

    Corporate expenses, excluding a net gain on sale of businesses and investments of $276.6 million, a net non-recurring credit of $163.4 million, primarily for the settlement of litigation, and a net gain of $64.1 million on the sale of common shares of a subsidiary, were $191.9 million in Fiscal 2001 as compared to $187.4 million in Fiscal 2000 and $122.9 million in Fiscal 1999. These increases were due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased $193.0 million to $537.4 million in Fiscal 2001 compared with Fiscal 2000. Fiscal 2000 amortization of goodwill increased to $344.4 million from $216.1 million in Fiscal 1999. The increases in goodwill amortization expenses were due to net increases in goodwill balances of $10,066.2 million in Fiscal 2001 and $3,764.4 million in Fiscal 2000, all due to acquisitions. In accordance with recently adopted accounting rule changes, goodwill will no longer be amortized beginning with our Fiscal 2002 year. See ACCOUNTING AND TECHNICAL PRONOUNCEMENTS within Note 1 to our Consolidated Financial Statements for a discussion of these accounting rule changes.

INTEREST EXPENSE, NET

    Interest expense, net, increased $6.9 million to $776.5 million in Fiscal 2001, as compared to Fiscal 2000, and increased $284.0 million to $769.6 million in Fiscal 2000, as compared to Fiscal 1999. These increases were due primarily to higher average debt balances, resulting from borrowings to finance acquisitions and our share repurchase program, offset by lower interest rates during Fiscal 2001. The increase in borrowings was mitigated in part by the generation of a substantial amount of free cash flow. The weighted-average rates of interest on Tyco Industrial's long-term debt outstanding at September 30, 2001 and 2000 were 4.2% and 6.6%, respectively.

TYCO CAPITAL

    On June 1, 2001, a subsidiary of Tyco acquired The CIT Group, Inc., an independent commercial finance company, now Tyco Capital Corporation. The discussion herein is only for the period June 2 through September 30, 2001 (the "Four Month Period"). The results for the Four Month Period are not indicative of results which would have been achieved for an entire year. Tyco Capital's services include:

    - commercial financing and leasing--offering equipment, commercial factoring and structured financing; and

    - specialty financing and leasing--consumer lending and retail sales and vendor financing.

    The following table sets forth operating results of Tyco Capital:

                                                                FOR THE PERIOD
                                                                JUNE 2 THROUGH
($ IN MILLIONS)                                               SEPTEMBER 30, 2001
---------------                                               ------------------
Finance income..............................................       $ 1,676.5
Interest expense............................................           597.1
                                                                   ---------
Net finance income..........................................         1,079.4
Depreciation on operating lease equipment(1)................           448.6
                                                                   ---------
Net finance margin..........................................           630.8
Other income................................................           335.1
                                                                   ---------
Operating revenue...........................................           965.9
Selling, general, administrative and other costs and
  expenses less depreciation on operating lease equipment...          (398.7)
Provision for credit losses.................................          (116.1)
                                                                   ---------
Income before income taxes and minority interest............       $   451.1
                                                                   =========
Average earning assets ("AEA")(2)...........................       $39,159.2
Net finance margin as a percent of AEA (annualized).........           4.83%
Operating revenue as a percent of AEA (annualized)..........           7.40%

------------------------------

(1) Depreciation on operating lease equipment has been included within selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations.

(2) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Tyco Capital's revenues were $2,011.6 million for the Four Month Period. Finance income totaled $1,676.5 million for the Four Month Period. As a percentage of AEA, finance income (excluding interest income related to short-term interest-bearing deposits) was 12.70%.

    Interest expense totaled $597.1 million for the Four Month Period. As a percentage of AEA, interest expense (excluding interest related to short-term interest-bearing deposits and dividends related to preferred capital securities) was 4.43%.

    Other income for Tyco Capital was $335.1 million for the Four Month Period as set forth in the following table ($ in millions):

                                                                FOR THE PERIOD
                                                                JUNE 2 THROUGH
                                                              SEPTEMBER 30, 2001
                                                              ------------------
Fees and other income.......................................        $212.3
Gains on securitizations....................................          59.0
Factoring commissions.......................................          50.7
Gains on sales of leasing equipment.........................          14.2
Losses on venture capital investments.......................          (1.1)
                                                                    ------
  Total.....................................................        $335.1
                                                                    ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

    The provision for credit losses was $116.1 million for the Four Month Period, while charge-offs were $86.8 million. Managed assets were $50.9 billion at September 30, 2001, while financing and leasing portfolio assets totaled $40.7 billion. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by Tyco Capital.

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, merger, restructuring and other non-recurring (charges) credits, charges for the impairment of long-lived assets, net gain on the sale of businesses and investments, net gain on the sale of common shares of a subsidiary and accounting change, was 23.0% during Fiscal 2001, as compared to 24.8% in Fiscal 2000 and 27.0% in Fiscal 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax benefits, primarily tax loss carryforwards (see Note 9 to our Consolidated Financial Statements).

EXTRAORDINARY ITEMS

    Extraordinary items in Fiscal 2001, Fiscal 2000 and Fiscal 1999 included after-tax losses amounting to $17.1 million, $0.2 million and $45.7 million, respectively, relating primarily to the early extinguishment of debt (see Note 17 to our Consolidated Financial Statements).

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    In December 1999, the Securities and Exchange Commission ("SEC") issued
SAB 101, in which the SEC Staff expressed its views regarding the appropriate recognition of revenue in a variety of circumstances, some of which are relevant to us. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems (see "REVENUE RECOGNITION" within Note 1 to our Consolidated Financial Statements). In addition, in response to SAB 101, we undertook a review of our revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of Fiscal 2001, we changed our method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the Fiscal 2001 Consolidated Statement of Operations.

    The impact of SAB 101 on total revenues in Fiscal 2001 was a net decrease of $241.1 million, reflecting the deferral of $520.5 million of Fiscal 2001 revenues, partially offset by the recognition of $279.4 million of revenue that is included in the cumulative effect adjustment as of the beginning of the fiscal year. We restated each of the first three quarters of Fiscal 2001 in the Consolidated Statement of Operations to reflect the adoption of SAB 101 (see
Note 29 to our Consolidated Financial Statements). Pro forma amounts for the periods prior to Fiscal 2001 have not been presented since the effect of the change in accounting principle for these periods could not be reasonably determined.

    We recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in Fiscal 2001 in accordance with the transition provisions of SFAS
No. 133 (see Note 1 to our Consolidated Financial Statements).

                        LIQUIDITY AND CAPITAL RESOURCES

TYCO INDUSTRIAL

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in Fiscal 2001, Fiscal 2000 and Fiscal 1999. We refer to the net amount of cash generated from operating activities less capital expenditures and dividends as "free cash flow."

($ IN MILLIONS)                                               FISCAL 2001   FISCAL 2000   FISCAL 1999
---------------                                               -----------   -----------   -----------
Tyco Industrial operating income, before certain charges
  (credits) and accounting change(1)........................   $7,623.5      $6,094.1      $3,949.6
Depreciation and amortization of intangible assets(2).......    1,603.2       1,300.0       1,095.1
Net increase in deferred income taxes.......................      219.0         507.8         351.6
Less:
  Net increase in working capital(3)........................     (466.0)        (64.9)       (122.6)
  Interest expense, net.....................................     (776.5)       (769.6)       (485.6)
  Income tax expense........................................   (1,284.9)     (1,926.0)       (637.5)
  Restructuring expenditures(4).............................     (215.5)       (155.2)       (633.6)
  Other, net................................................      222.7         288.8          32.8
                                                               --------      --------      --------
Cash flow from operating activities.........................    6,925.5       5,275.0       3,549.8
Less:
  Capital expenditures(5)...................................   (1,797.5)     (1,703.8)     (1,632.5)
  Tyco Capital factoring receivables........................     (297.8)           --            --
  Dividends paid............................................      (90.0)        (86.2)       (187.9)
                                                               --------      --------      --------
Free cash flow..............................................   $4,740.2      $3,485.0      $1,729.4
                                                               ========      ========      ========

------------------------------

(1) This amount is the sum of the operating income of the four Tyco Industrial business segments as set forth above, less certain corporate expenses, and is before merger, restructuring and other non-recurring charges (credits), a charge for the write-off of purchased in-process research and development, charges for the impairment of long-lived assets, goodwill amortization and the adoption of SAB 101.

(2) This amount is the sum of depreciation of tangible property
    ($1,243.1 million, $1,095.0 million and $979.6 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively) and amortization of intangible assets other than goodwill ($360.1 million, $205.0 million and $115.5 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively).

(3) This amount includes $490.6 million (of which $297.8 million relates to sales to Tyco Capital), $100.0 million and $50.0 million received on the sale of accounts receivable in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

(4) This amount is cash paid for merger, restructuring and other non-recurring charges.

(5) This amount excludes expenditures related to construction of the TGN of $2,247.7 million and $111.1 million for the years ended September 30, 2001 and 2000, respectively. This amount includes $427.7 million and $172.0 million received in sale-leaseback transactions for the years ended September 30, 2001 and 2000, respectively.

    In addition, in Fiscal 2001, Fiscal 2000 and Fiscal 1999 we paid out
$737.2 million, $544.2 million and $354.4 million, respectively, in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statements of Cash Flows.

    Reserves for restructuring and other non-recurring items are taken as a charge against current earnings at the time the reserves are established. Amounts expended for restructuring and other non-recurring costs are charged against the reserves as they are paid out. If the amount of the reserves proves to be greater than the costs actually incurred, any excess is credited against restructuring and other non-recurring charges in the Consolidated Statement of Operations in the period in which that determination is made.

    In Fiscal 2001, we recorded net restructuring and other non-recurring charges of $331.8 million, of which charges of $98.2 million are included in cost of revenue, consisting of charges of $498.6 million, related primarily to the closure of manufacturing plants, sales offices, warehouses and administrative offices in the Electronics and Fire and Security Services segments, partially offset by a $166.8 million credit to litigation reserves established in the prior year. In addition, we incurred a non-recurring charge of $86.7 million related to the sale of inventory which had been written-up under purchase accounting, which has been included in cost of revenue. At September 30, 2000, there existed merger, restructuring and other non-recurring reserves of $365.9 million. During Fiscal 2001, we paid out $215.5 million in cash and incurred $228.7 million in non-cash charges that were charged against these reserves. At September 30, 2001, there remained $340.2 million of merger, restructuring and other non-recurring reserves on Tyco Industrial's Consolidated Balance Sheet, of which
$304.9 million is included in accrued expenses and other current liabilities and $35.3 million is included in other long-term liabilities.

    All business combinations completed in Fiscal 2001 were accounted for under the purchase accounting method. At the time each purchase acquisition is made, we establish a reserve for transaction costs and the costs of integrating the purchased company within the relevant Tyco business segment. The amounts of such reserves established in Fiscal 2001 are detailed in Note 2 to the Consolidated Financial Statements. These amounts are not charged against current earnings but are treated as additional purchase price consideration and have the effect of increasing the amount of goodwill recorded in connection with the respective acquisition. We view these costs as the equivalent of additional purchase price consideration when we consider making an acquisition. If the amount of the reserves proves to be in excess of costs actually incurred, any excess is used to reduce the goodwill account that was established at the time the acquisition was made.

    In Fiscal 2001, Tyco Industrial made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $14,741.5 million. Of this amount, $10,956.6 million was paid in cash, net of cash acquired (excluding $2,156.4 million of cash acquired from Tyco Capital), and $3,784.9 million was paid in the form of Tyco common shares. Debt of acquired companies aggregated $1,592.3 million. In connection with these acquisitions, we established purchase accounting reserves of $1,021.3 million for transaction and integration costs. In addition, purchase accounting liabilities of $103.7 million and a corresponding increase to goodwill and deferred tax assets were recorded during Fiscal 2001. Changes in estimates related to acquisitions consummated prior to Fiscal 2001, primarily related to revisions associated with finalizing the exit plans of the electronic OEM business of Thomas & Betts, AFC Cable, Critchley and Siemens, all acquired during Fiscal 2000. At the beginning of Fiscal 2001, purchase accounting reserves were $372.6 million as a result of purchase accounting transactions made in prior years. During Fiscal 2001, we paid out $894.4 million in cash (including approximately $105.7 million relating to purchase price adjustments and earn-out liabilities on certain acquisitions and $51.5 million relating to the acquisition of Tyco Capital) and incurred
$7.2 million in non-cash charges against the reserves established during and prior to Fiscal 2001. Also, in Fiscal 2001, we determined that $68.9 million of purchase accounting reserves related primarily to acquisitions prior to Fiscal 2001 were not needed and reversed that amount against goodwill. At
September 30, 2001, there remained $702.1 million in purchase accounting reserves on Tyco Industrial's Consolidated Balance Sheet, of which
$583.1 million is included in accrued expenses and other current liabilities and $119.0 million is included in other long-term liabilities.

    The following details the Fiscal 2001 capital expenditures and depreciation by segment for Tyco Industrial ($ in millions):

                                                        CAPITAL
                                                      EXPENDITURES      DEPRECIATION
                                                      ------------      ------------
  Electronics.......................................    $  587.8          $  429.0
  Fire and Security Services........................       897.1             456.9
  Healthcare and Specialty Products.................       159.6             257.0
  Telecommunications................................       113.0(1)           89.1
  Corporate.........................................        40.0              11.1
                                                        --------          --------
                                                        $1,797.5(2)       $1,243.1
                                                        ========          ========

------------------------------

(1) Excludes $2,247.7 million in spending for construction of the TGN.

(2) Includes $427.7 million received in sale-leaseback transactions.

    We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures for the Fire and Security Services segment significantly exceeded, and is expected to continue to significantly exceed, depreciation due to the substantial growth in the number of new security system installations. The level of capital expenditures in the other segments is expected to increase moderately in Fiscal 2002. During Fiscal 2001, TyCom spent $2,247.7 million on construction of the TGN. We expect our expenditures on construction of the TGN to be approximately $1,500.0 million in Fiscal 2002. The source of funds for capital expenditures and construction of the TGN is expected to be cash from operating activities.

    The provision for income taxes in the Consolidated Statement of Operations for Fiscal 2001 was $1,284.9 million, but the amount of income taxes paid (net of refunds) during the year was $722.9 million. The difference is due to timing differences, as well as the tax benefits related to the exercise of share options. The current income tax liability at September 30, 2001 was $1,845.0 million, as compared to $1,650.3 million at September 30, 2000.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $466.0 million in Fiscal 2001. The components of this change are set forth in detail in Tyco Industrial's Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity in Fiscal 2001 as reflected in the increased revenue over the prior year. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During Fiscal 2001, we used $1,326.1 million to repurchase our own common shares under our ongoing share buyback program. We repurchase our own shares from time to time in the open market to satisfy certain stock-based compensation arrangements, such as the exercise of share options, or to use for acquisitions.

    During Fiscal 2001, Tyco sold 39 million common shares for approximately $2,198.0 million in an underwritten public offering. Net proceeds from the offering were $2,196.6 million and were used to repay debt incurred to finance a portion of the acquisition of CIT.

    During Fiscal 2001, we received proceeds of $545.0 million from the exercise of common share options. In addition, during Fiscal 2001, we received proceeds of $904.4 million, net of cash sold, primarily from the sale of our ADT Automotive business.

    The source of the cash used for acquisitions in Fiscal 2001 was primarily through the issuance of debt, free cash flow, the sale of common shares and proceeds on the sale of businesses. Goodwill and other intangible assets were $28,740.9 million at September 30, 2001, compared to $16,332.6 million at September 30, 2000. At September 30, 2001, Tyco Industrial's total debt was $21,619.0 million, as compared to $10,999.0 million at September 30, 2000. This increase resulted principally from net proceeds of approximately
$3,374.0 million and $2,203.4 million from the sale of zero coupon convertible debentures due 2020 and 2021, respectively; $1,982.1 million from the sale of notes due 2006 and 2011; $1,787.9 million from the sale of notes due 2003 and 2006; and borrowings under Tyco International Group S.A.'s ("TIG") commercial paper program. For a full discussion of debt activity, see Note 6 to the Consolidated Financial Statements.

    Shareholders' equity was $31,737.4 million, or $16.40 per share, at September 30, 2001, compared to $17,033.2 million, or $10.11 per share, at September 30, 2000. The increase in shareholders' equity was due primarily to the issuance of approximately 211.2 million common shares valued at $10,435.3 million for the acquisitions of Mallinckrodt and CIGI in October 2000, InnerDyne in December 2000, Scott in May 2001 and CIT in
June 2001; net income of $3,970.6 million; and the sale of 39 million common shares for net proceeds of $2,196.6 million as discussed above. This increase was partially offset by the repurchase of our common shares for approximately $1,326.1 million and an unrealized loss on available for sale securities of $1,267.9 million. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 41% at September 30, 2001 and 39% at September 30, 2000. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 37% at September 30, 2001 and 35% at September 30, 2000.

    On October 26, 2001, TIG sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program.

    On November 13, 2001, Tyco completed the acquisition of Sensormatic Electronics Corporation ("Sensormatic"), a leading supplier of electronic security solutions to the retail, commercial and industrial market-places. The acquisition is valued at approximately $2.3 billion, including the assumption of $116 million of net debt. An aggregate of approximately 48 million common shares of Tyco were issued in exchange for all the outstanding capital stock of Sensormatic.

    On November 19, 2001, TIG issued E500 million 4.375% notes due 2005, E685 million 5.5% notes due 2009, L200 million 6.5% notes due 2012 and L285 million 6.5% notes due 2032, utilizing the capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of $1,726.6 million were used to repay borrowings under TIG's commercial paper program.

    On December 18, 2001, we completed our amalgamation with TyCom and each of the approximately 56 million TyCom common shares not owned by Tyco were converted into the right to receive 0.3133 of a Tyco common share. Upon completion of the amalgamation, TyCom became a wholly-owned subsidiary of Tyco.

    We believe that our cash flow from Tyco Industrial's operations, together with our existing credit facilities and other credit arrangements, is adequate to fund Tyco Industrial's operations.

TYCO INDUSTRIAL BACKLOG

    At September 30, 2001, Tyco Industrial had a backlog of unfilled orders of $10,999.1 million, compared to a backlog of $10,418.2 million as of September 30, 2000. We expect that approximately 76% of our backlog at September 30, 2001 will be filled during Fiscal 2002. Backlog by reportable industry segment is as follows ($ in millions):

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
Fire and Security Services.............................  $ 8,010.9   $ 4,888.3
Electronics............................................    1,943.9     2,497.1
Telecommunications.....................................      865.9     2,941.7
Healthcare and Specialty Products......................      178.4        91.1
                                                         ---------   ---------
                                                         $10,999.1   $10,418.2
                                                         =========   =========

    Backlog for Fire and Security Services includes recurring "revenue in force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of backlog as of September 30, 2000 has been restated to include recurring revenue in force at that date of $2,203.4 million. The amount of recurring revenue in force at September 30, 2001 is $3,099.6 million. Within the Fire and Security Services segment, backlog increased due to the following: the deferral of $1,453.5 million of net revenue as a result of the adoption of SAB 101, an increase in services contracts of the security business, an increase in contract bookings at Tyco Infrastructure and, to a lesser extent, the effect of acquisitions.

    Within the Electronics segment, backlog decreased due to the cancellation and/or delay of orders by customers in certain end-markets, such as the computer and consumer electronics and communications industries. The decrease in backlog within the Telecommunications segment reflects generally the downturn in the telecommunications industry and specifically a decrease in third-party contracts for undersea communications systems, partially offset by contracts signed for capacity sales on the TGN. In addition, a $710.5 million contract previously booked was removed from backlog pending customer financing. The increase in backlog in Healthcare and Specialty Products is due to the deferral of $71.6 million of net revenue as a result of the adoption of SAB 101. Backlog in the Healthcare and Specialty Products segment represents unfilled orders which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

TYCO CAPITAL

    Tyco Capital maintains committed bank lines of credit aggregating
$8.5 billion to provide back-stop support of its commercial paper borrowings and approximately $252.4 million of local bank lines to support international operations. Tyco Capital's primary bank line agreements include a minimum equity requirement of $3.8 billion. Included as part of Tyco Capital's securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada aggregating approximately $4.6 billion. To ensure uninterrupted access to capital at competitive interest rates, Tyco Capital maintains strong investment grade ratings.

    As part of Tyco Capital's continuing program of accessing the public and private asset-backed securitization markets as an additional liquidity source, general equipment finance receivables of $2.2 billion were securitized during the Four Month Period.

    As part of Tyco Capital's initiative to address businesses that did not fit strategically, or portfolios that did not meet profitability requirements, during the Four Month Period, approximately $1.8 billion of assets were sold and a total of $3.6 billion of managed assets were either sold, liquidated or placed in liquidation status. In addition, Tyco Capital received $898.3 million in capital contributions from Tyco Industrial to partially offset the impact to tangible capital from push-down accounting. As a result, tangible equity to managed assets and total debt to tangible equity were 8.55% and 8.13x, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TYCO INDUSTRIAL

    We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and certain commodity prices. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, commodity swaps and interest rate swaps. We do not anticipate any material changes in our primary market risk exposures in Fiscal 2002.

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

    INTEREST RATE SENSITIVITY

    The table below provides information about Tyco Industrial's financial instruments that are sensitive to changes in interest rates, including long-term investments, debt obligations, interest rate swaps and cross-currency swaps. For long-term investments, the table presents cash flows of principal payments related to a subordinated, non-collateralized zero coupon loan note, based on the amortized cost of the investment at September 30, 2001, and the associated fair value interest rate discount. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For interest rate swaps and cross-currency swaps, the table presents notional amounts and weighted-average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                                    FISCAL      FISCAL      FISCAL      FISCAL      FISCAL                               FAIR
                                     2002        2003        2004        2005        2006      THEREAFTER    TOTAL      VALUE
                                   --------    --------    --------    --------    --------    ----------   --------   --------
Long-term investment:
  Fixed rate (British Pound).....       --          --      134.8           --          --            --       134.8      134.8
    Interest rate................                            11.5%
Total debt:
  Fixed rate (US$)...............  1,652.1       611.6       68.0      1,218.7     1,688.0      10,355.9    15,594.3   15,838.9
    Average interest rate........      5.6%        5.0%       6.4%         6.2%        6.1%          3.8%
  Fixed rate (Euro)..............       --          --         --           --          --         550.1       550.1      562.7
    Average interest rate........                                                                    6.1%
  Fixed rate (Yen)...............     74.5        39.9       10.6          6.1         3.5         306.1       440.7      440.7
    Average interest rate........      1.9%        2.3%       2.1%         1.7%        1.9%          3.8%
  Fixed rate (British Pound).....       --          --         --         13.7        65.5            --        79.2       79.2
    Average interest rate........                                          4.4%        5.2%
  Variable rate (US$)............    197.6     2,444.3        9.4          5.0     2,017.8          22.8     4,696.9    4,715.7
    Average interest rate (1)....      4.0%        3.5%       2.6%         2.8%        3.3%          2.9%
  Variable rate (Euro)...........     94.6        89.7        6.1          3.8         3.7           5.7       203.6      203.6
    Average interest rate (1)....      4.2%        4.6%       4.7%         4.5%        4.4%          5.0%
  Variable rate (French Franc)...      4.2         5.0        5.3          5.9         7.0          26.8        54.2       54.2
    Average interest rate (1)....      4.9%        4.9%       4.9%         4.9%        4.9%          4.9%
Interest rate swap:
  Fixed to variable (US$)........  1,000.0          --         --           --       600.0       1,800.0     3,400.0      139.6
    Average pay rate (1).........      5.2%                                            4.1%          4.4%
    Average receive rate.........      6.9%                                            6.4%          6.5%
Cross-currency swap:
  Receive US$/Pay Yen............       --       150.0         --           --          --            --       150.0        0.3(2)
  Pay Yen interest...............      0.1          --         --           --          --            --         0.1
  Receive US$ interest...........      5.3         2.4         --           --          --            --         7.7
    Pay rate.....................      0.1%        0.1%
    Receive rate.................      3.5%        3.5%

--------------------------

(1) Weighted-average variable interest rates are based on applicable rates at September 30, 2001 per the terms of the contracts of the related financial instruments.

(2) The fair value of the cross-currency swap included in the table reflects the portion of the fair value of the contract that is attributable to the interest component of the contract.

    EXCHANGE RATE SENSITIVITY

    The table below provides information about Tyco Industrial's financial instruments that are sensitive to foreign currency exchange rates. These instruments include long-term investments, debt obligations, cross-currency swaps and forward foreign currency exchange contracts. For long-term investments, the table presents cash flows of principal payments related to a subordinated, non-collateralized zero coupon loan note, based on the amortized cost of the investment at September 30, 2001, and the associated fair value interest rate discount. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For cross-currency swaps and forward foreign currency exchange contracts, the table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                                           FISCAL     FISCAL     FISCAL     FISCAL     FISCAL                              FAIR
                                            2002       2003       2004       2005       2006     THEREAFTER    TOTAL      VALUE
                                          --------   --------   --------   --------   --------   ----------   --------   --------
Long-term investment:
  Fixed rate (British Pound)............       --         --     134.8         --         --          --       134.8      134.8
    Interest rate.......................                          11.5%
Long-term debt:
  Fixed rate (Euro).....................       --         --        --         --         --       550.1       550.1      562.7
    Average interest rate...............                                                             6.1%
  Fixed rate (Yen)......................     74.5       39.9      10.6        6.1        3.5       306.1       440.7      440.7
    Average interest rate...............      1.9%       2.3%      2.1%       1.7%       1.9%        3.8%
  Fixed rate (British Pound)............       --         --        --       13.7       65.5          --        79.2       79.2
    Average interest rate...............                                      4.4%       5.2%
  Variable rate (Euro)..................     94.6       89.7       6.1        3.8        3.7         5.7       203.6      203.6
    Average interest rate (1)...........      4.2%       4.6%      4.7%       4.5%       4.4%        5.0%
  Variable rate (French Franc)..........      4.2        5.0       5.3        5.9        7.0        26.8        54.2       54.2
    Average interest rate (1)...........      4.9%       4.9%      4.9%       4.9%       4.9%        4.9%
Cross-currency swap:
  Receive US$/Pay Yen...................       --      150.0        --         --         --          --       150.0       (0.1)(2)
  Contractual exchange rate (Yen/US$)...       --     119.65        --         --         --          --
Forward contracts:
  Pay US$/Receive Australian Dollar.....     20.4         --        --         --         --          --        20.4        1.7
    Average contractual exchange rate...     0.51         --        --         --         --          --
  Receive US$/Pay British Pound.........    227.4         --        --         --         --          --       227.4      (18.9)
    Average contractual exchange rate...     1.41         --        --         --         --          --
  Pay US$/Receive Euro..................    146.3         --        --         --         --          --       146.3       20.7
    Average contractual exchange rate...     0.87         --        --         --         --          --
  Pay US$/Receive Yen...................     96.4         --        --         --         --          --        96.4        4.4
    Average contractual exchange rate
      (Yen/US$).........................   123.04         --        --         --         --          --
  Pay US$/Receive Singapore Dollar......     50.5         --        --         --         --          --        50.5        0.7
    Average contractual exchange rate...     0.56         --        --         --         --          --

--------------------------

(1) Weighted-average variable interest rates are based on applicable rates at September 30, 2001 per the terms of the contracts of the related financial instruments.

(2) The fair value of cross-currency swap included in the table reflects the portion of the fair value of the contract that is attributable to the foreign currency component of the contracts.

    COMMODITY PRICE SENSITIVITY

    The table below provides information about Tyco Industrial's financial instruments that are sensitive to changes in commodity prices. Total contract dollar amounts and notional quantity amounts are presented for forward commodity contracts. Contract amounts are used to calculate the contractual payments quantity of the commodity to be exchanged under the contracts ($ in millions).

                                           FISCAL     FISCAL     FISCAL     FISCAL     FISCAL                              FAIR
                                            2002       2003       2004       2005       2006     THEREAFTER    TOTAL      VALUE
                                          --------   --------   --------   --------   --------   ----------   --------   --------
Forward contracts:
Copper
  Contract amount (US$).................     28.3       4.3         --         --         --           --        32.6      (5.9)
  Contract quantity (in 000 metric
    tons)...............................     15.9       2.4         --         --         --           --        18.3
Gold
  Contract amount (US$).................      4.8        --         --         --         --           --         4.8       0.2
  Contract quantity (in 000 ounces).....     17.0        --         --         --         --           --        17.0
Silver
  Contract amount (US$).................      5.1       0.3         --         --         --           --         5.4        --
  Contract quantity (in 000 ounces).....  1,100.0      80.0         --         --         --           --     1,180.0
Zinc
  Contract amount (US$).................      3.9       1.4         --         --         --           --         5.3      (1.1)
  Contract quantity (in 000 metric
    tons)...............................      3.7       1.4         --         --         --           --         5.1

TYCO CAPITAL RISK MANAGEMENT

    Tyco Capital's business activities contain various elements of risk. Tyco Capital considers the principal types of risk to be credit risk (including credit, collateral and equipment risk) and market risk (including interest rate, foreign currency and liquidity risk).

CREDIT RISK MANAGEMENT

    Tyco Capital has developed and maintains systems specifically designed to manage credit risk in each of its business segments. Tyco Capital evaluates financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds.

    Each of Tyco Capital's strategic business units has developed and maintains a formal credit management process in accordance with formal uniform guidelines established by Tyco Capital's corporate credit risk management group. These guidelines set forth risk acceptance criteria for:

    - acceptable maximum credit line;

    - selected target markets and products;

    - creditworthiness of borrowers, including credit history, financial condition, adequacy of cash flow and quality of management; and

    - the type and value of underlying collateral and guarantees (including recourse from dealers and manufacturers).

    Tyco Capital also employs a risk adjusted pricing process where the perceived credit risk is a factor in determining the interest rate and/or fees charged for its financing and leasing products. As economic and market conditions change, credit risk management practices are reviewed and modified, if necessary, to seek to minimize the risk of credit loss.

EQUIPMENT/RESIDUAL RISK MANAGEMENT

    Tyco Capital has developed systems, processes and expertise to manage the equipment and residual risk in its commercial businesses. The Tyco Capital process consists of the following: (i) residual setting and valuation at deal inception, (ii) systematic residual reviews, and
(iii) monitoring of residual realizations. Reviews for impairment are performed at least annually. Residual realizations, by business unit and product, are reviewed as part of Tyco Capital's ongoing financial and asset quality review, both within the business units and by corporate management.

COMMERCIAL

    Tyco Capital has developed systems specifically designed to effectively manage credit risk in its commercial businesses. The process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including collecting past due balances and liquidating underlying collateral.

CONSUMER AND SMALL-TICKET LEASING

    Tyco Capital has developed proprietary automated credit scoring models by loan type that include both customer demographics and credit bureau characteristics. The profiles emphasize, among other things, occupancy status, length of residence, length of employment, debt to income ratio (ratio of total installment debt and housing expenses to gross monthly income), bank account references, credit bureau information and combined loan to value ratio. The models are used to assess a potential borrower's credit standing and repayment ability considering the value or adequacy of property offered as collateral. Tyco Capital's credit criteria include reliance on credit scores, including those based upon both its proprietary internal credit scoring model and external credit bureau scoring, combined with judgment.

MARKET RISK MANAGEMENT

    Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk, foreign exchange risk, derivative credit risk and liquidity risk. Tyco Capital engages in transactions in the normal course of business that expose it to market risks, and maintains what it believes are conservative management practices and policies designed to effectively mitigate such risks. The objectives of Tyco Capital's market risk management efforts are to preserve company value by hedging changes in future expected net cash flows and to decrease the cost of capital. Strategies for managing market risks associated with changes in interest rates and foreign exchange rates are an integral part of the process, because those strategies affect Tyco Capital's future expected cash flows, as well as its cost of capital.

INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT

    Tyco Capital offers a variety of financing products to its customers including fixed and floating-rate loans of various maturities and currency denominations, and a variety of leases, including operating leases. Changes in market interest rates, or in the relationships between short-term and long-term market interest rates, or in the relationships between different interest rate indices (I.E., basis risk) can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities, which can result in an increase in interest expense relative to finance income. Tyco Capital measures its asset/liability position in economic terms through duration measures and value at risk analysis, and measures its periodic effect on earnings using maturity gap analysis.

    A substantially matched asset/liability position is generally achieved through a combination of financial instruments, including issuing commercial paper, medium-term notes, long-term debt, interest rate and currency swaps, foreign exchange contracts, and through asset syndication and securitization. Tyco Capital does not speculate on interest rates or foreign exchange rates, but rather seeks to mitigate the possible impact of such rate fluctuations encountered in the normal course of business. This process is ongoing due to prepayments, refinancings and actual payments varying from contractual terms, as well as other portfolio dynamics.

    Tyco Capital periodically enters into structured financings (involving both the issuance of debt and an interest rate swap with corresponding notional principal amount and maturity) to manage liquidity and reduce interest rate risk at a lower overall funding cost than could be achieved by solely issuing debt.

    Interest rate swaps with notional principal amounts of $6.9 billion at September 30, 2001 were designated as hedges against outstanding debt and were principally used to convert the interest rate on variable-rate debt to a fixed-rate, establishing a fixed-rate term debt borrowing cost for the life of the swap. These hedges reduce Tyco Capital's exposure to rising interest rates, but also reduce the benefits from lower interest rates.

    Tyco Capital's foreign operations include Canada, Latin America, Europe, Asia and Australia and are funded through both local currency borrowings and U.S. dollar borrowings which are converted to local currency through the use of foreign exchange forward contracts or cross-currency swaps. At September 30, 2001, $2.5 billion in notional principal amount of foreign exchange forwards and $1.7 billion in notional principal amount of cross-currency swaps were designated as currency-related debt hedges.

    Tyco Capital also utilizes foreign exchange forward contracts to hedge its net investments in foreign operations. Translation gains and losses of the underlying foreign net investment, as well as offsetting derivative gains or losses on designated hedges, are reflected in other comprehensive income. At September 30, 2001, $0.8 billion in notional principal of foreign exchange forwards were designated as hedges of net investments in foreign operations.

DERIVATIVE RISK MANAGEMENT

    Tyco Capital enters into interest rate and currency swaps and foreign exchange forward contracts as part of its overall market risk management practices.

    The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative contract. Tyco Capital controls the credit risk of its derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

LIQUIDITY RISK MANAGEMENT

    Liquidity risk refers to the risk of Tyco Capital being unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such a risk to arise might be a disruption of a securities market or the unavailability of funds. Tyco Capital actively manages and mitigates liquidity risk by maintaining diversified sources of funding. The primary funding sources are commercial paper (U.S., Canada and Australia), medium-term notes (U.S., Canada and Europe) and asset-backed securities (U.S. and Canada). Included as part of Tyco Capital's securitization programs are committed asset-backed commercial paper programs in the U.S. and Canada. Tyco Capital also maintains committed bank lines of credit to provide back-stop support of commercial paper borrowings and local bank lines to support our international operations. Additional sources of liquidity are loan and lease payments from customers, whole loan asset sales and loan syndications.

    The following tables provide information regarding Tyco Capital's financial instruments which are sensitive to interest rates and foreign currency exchange rates, and is based upon the contractual rates of Tyco Capital's financial instruments at September 30, 2001. The amounts included in the table below are in U.S. dollars ($ in millions).

INTEREST RATE SENSITIVITY

                                               FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                                2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                              --------   --------   --------   --------   --------   ----------   --------
DEBT
Fixed rate (US$)............................   2,340.6    2,641.9    4,266.3   3,898.8    1,145.3     1,614.9     15,907.8
  Average interest rate.....................      6.46%      6.95%      6.33%     7.12%      6.45%       7.82%        6.79%
Fixed rate (Canadian Dollar)................     115.8      157.1       45.4       1.9        2.1        92.3        414.6
  Average interest rate.....................      6.47%      6.63%      6.96%    11.03%     11.20%       7.28%        6.81%
Fixed rate (Euro)...........................                                     692.9                               692.9
  Average interest rate.....................                                      5.50%                               5.50%
Fixed rate (Yen)............................                 90.0       80.2                 28.4                    198.6
  Average interest rate.....................                 4.95%      4.41%                3.25%                    4.44%
Variable rate (US$).........................   5,725.0    3,889.6                                                  9,614.6
  Average interest rate.....................      3.47%      3.89%                                                    3.64%
Commercial Paper (US$)......................   8,515.1                                                             8,515.1
  Average interest rate.....................      3.32%                                                               3.32%
Commercial Paper (Canadian Dollar)..........     136.9                                                               136.9
  Average interest rate.....................      4.08%                                                               4.08%
Commercial Paper (Australian Dollar)........     217.2                                                               217.2
  Average interest rate.....................      4.99%                                                               4.99%

INTEREST RATE SWAPS
Variable to fixed (US$).....................   2,035.0    1,590.5      384.8     215.1      103.7       859.2      5,188.3
  Average pay rate..........................      6.35%      6.52%      5.73%     5.23%      5.18%       5.67%        6.17%
  Average receive rate......................      3.03%      3.09%      3.28%     2.92%      2.95%       3.02%        3.06%
Fixed to variable (US$).....................      20.0      429.4      313.5     257.8                  200.0      1,220.7
  Average pay rate..........................      3.47%      3.40%      5.04%     4.79%                  2.52%        3.97%
  Average receive rate......................      7.54%      6.87%      7.15%     6.92%                  5.92%        6.81%
Variable to fixed (Canadian Dollar).........     109.3       61.5      132.5      65.0        0.5         2.4        371.2
  Average pay rate..........................      6.07%      6.15%      6.29%     6.34%      6.43%       6.43%        6.21%
  Average receive rate......................      4.13%      4.11%      3.99%     4.20%      4.01%       4.01%        4.09%
Variable to fixed (Australian Dollar).......      50.7       33.6        9.8                                          94.1
  Average pay rate..........................      6.37%      6.39%      6.62%                                         6.40%
  Average receive rate......................      4.87%      4.89%      4.96%                                         4.89%
Variable to fixed (British Pound)...........       0.3        0.3        0.3       0.4        0.4        12.9         14.6
  Average pay rate..........................      5.43%      5.43%      5.43%     5.43%      5.43%       5.43%        5.43%
  Average receive rate......................      4.48%      4.48%      4.48%     4.48%      4.48%       4.48%        4.48%
Variable to fixed (Italian Lira)............       3.8                                                                 3.8
  Average pay rate..........................      3.56%                                                               3.56%
  Average receive rate......................      4.31%                                                               4.31%

EXCHANGE RATE SENSITIVITY

                                               FISCAL     FISCAL     FISCAL     FISCAL     FISCAL
                                                2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                              --------   --------   --------   --------   --------   ----------   --------
CROSS-CURRENCY SWAPS
Pay US$/receive Canadian Dollar.............       3.8       12.9        4.4       4.7        5.0         9.6         40.4
  Average pay rate..........................      5.34%      4.51%      5.34%     5.34%      5.34%       5.34%        5.07%
  Average receive rate......................      3.48%      6.61%      3.48%     3.48%      3.48%       3.48%        4.48%
Pay US$/receive Yen.........................                 90.0       80.2                 28.4                    198.6
  Average pay rate..........................                 4.25%      3.56%                3.70%                    3.89%
  Average receive rate......................                 3.72%      4.41%                3.25%                    3.93%
Pay US$/receive Euro........................                                     663.4                               663.4
  Average pay rate..........................                                      5.16%                               5.16%
  Average receive rate......................                                      5.50%                               5.50%
Pay US$/receive Australian Dollar...........       8.1        1.9        2.1       2.3        7.5                     21.9
  Average pay rate..........................      6.90%      6.46%      6.47%     6.47%      6.56%                    6.66%
  Average receive rate......................      4.84%      4.75%      4.75%     4.75%      4.73%                    4.78%
Pay Canadian Dollar/receive US$.............      10.4        8.3        6.7     695.9                               721.3
  Average pay rate..........................      4.84%      4.84%      4.84%     4.94%                               4.94%
  Average receive rate......................      8.26%      8.26%      8.26%     6.93%                               6.98%
Pay British Pound/receive US$...............     (41.8)                  1.5       1.8       20.1        57.3         38.9
  Average pay rate..........................      5.60%                 5.60%     5.60%      5.60%       5.60%        5.60%
  Average receive rate......................      2.55%                 2.55%     2.55%      2.55%       2.55%        2.55%
Pay British Pound/receive Canadian Dollar...       0.4        0.5        0.6       0.7        0.8        39.6         42.6
  Average pay rate..........................      6.79%      6.72%      6.80%     6.85%      6.88%       5.93%        5.99%
  Average receive rate......................      6.11%      6.01%      6.10%     6.17%      6.19%       5.00%        5.08%

FORWARD CONTRACTS
Receive US$/Pay Canadian Dollar.............     378.3      195.2                                                    573.5
  Average contractual exchange rate.........      1.53       1.55                                                     1.54
Receive US$/Pay British Pound...............     694.4      432.6       74.8                                       1,201.8
  Average contractual exchange rate.........      0.66       0.65       0.71                                          0.66
Receive US$/Pay Euro........................     371.3      201.2       53.2       0.4       12.4                    638.5
  Average contractual exchange rate.........      1.04       1.06       1.13      0.91       1.10                     1.05
Receive US$/Pay Australian Dollar...........      20.1       16.0                                                     36.1
  Average contractual exchange rate.........      0.61       0.53                                                     0.58
Receive US$/Pay Taiwan Dollar...............      21.2       25.7        1.4                                          48.3
  Average contractual exchange rate.........     33.20      33.69      35.73                                         33.53
Receive US$/Pay Hong Kong Dollar............      38.7                                                                38.7
  Average contractual exchange rate.........      7.80                                                                7.80
Receive US$/Pay Korean Won..................      27.6        9.3                                                     36.9
  Average contractual exchange rate.........  1,275.66   1,278.78                                                 1,276.44
Receive US$/Pay Singapore Dollar............      31.6        1.8                                                     33.4
  Average contractual exchange rate.........      1.76       1.67                                                     1.76
Receive US$/Pay Swiss Franc.................      21.4        4.7        1.1                                          27.2
  Average contractual exchange rate.........      1.62       1.55       1.26                                          1.59
Receive US$/Pay New Zealand Dollar..........      10.3        3.5        1.8                                          15.6
  Average contractual exchange rate.........      0.44       0.42       0.40                                          0.43
Receive US$/Pay Sweden Krona................       6.9                                                                 6.9
  Average contractual exchange rate.........     10.91                                                               10.91
Receive British Pound/Pay US$...............     264.1      273.6        7.1                                         544.8
  Average contractual exchange rate.........      0.69       0.72       0.70                                          0.70
Receive Euro/Pay US$........................      16.6        7.7        5.4                                          29.7
  Average contractual exchange rate.........      1.11       1.14       1.12                                          1.12
Receive Australian Dollar/Pay US$...........      13.6        3.1                                                     16.7
  Average contractual exchange rate.........      0.63       0.63                                                     0.63
Receive Hong Kong Dollar/Pay US$............       2.6                                                                 2.6
  Average contractual exchange rate.........      7.80                                                                7.80

ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the remaining provisions of SFAS
No. 142 on October 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. We are currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142. Goodwill amortization expense for Fiscal 2001 was $597.2 million.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.

FORWARD-LOOKING INFORMATION

    Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions; the demand for Tyco's goods and services; competitive factors in the industries in which Tyco competes; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; Tyco Capital's ability to access funding sources on a cost-effective basis, its credit loss experience and the adequacy of its credit loss reserve; the timing of construction and the successful operation of the TyCom Global Network; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions.

                            TYCO INTERNATIONAL LTD.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                            BALANCE AT   ADDITIONS    ACQUISITIONS,
                                            BEGINNING    CHARGED TO   DISPOSALS, AND                BALANCE AT
DESCRIPTION                                  OF YEAR       INCOME         OTHER        DEDUCTIONS   END OF YEAR
-----------                                 ----------   ----------   --------------   ----------   -----------
Allowances for Doubtful Accounts:
  Fiscal Year Ended September 30, 1999....    $317.6       $141.8         $(9.2)         $(120.4)     $329.8
  Fiscal Year Ended September 30, 2000....     329.8        226.1          29.5           (143.3)      442.1
  Fiscal Year Ended September 30, 2001....     442.1        196.6          93.4           (181.7)      550.4