Form 10-Q
period 2001-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2002-02-14
CIK 833444

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

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of February 13, 2002 was 1,996,358,786.

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

Item 1--Financial Statements

    Consolidated Balance Sheets as of December 31, 2001
     (Unaudited) and
      September 30, 2001....................................      1

    Consolidated Statements of Operations (Unaudited) for
     the quarters ended
      December 31, 2001 and 2000............................      3

    Consolidated Statements of Cash Flows (Unaudited) for
     the quarters ended
      December 31, 2001 and 2000............................      4

    Notes to Consolidated Financial Statements
     (Unaudited)............................................      5

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     26

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     41

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings...................................     42

Item 6--Exhibits and Reports on Form 8-K....................     42

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


ASSETS
Cash and cash equivalents...................................
Receivables, less allowance for doubtful accounts ($575.7 at
  December 31, 2001 and $550.4 at September 30, 2001
  consolidated).............................................
Inventories (Note 11).......................................
Finance receivables, net....................................
Construction in progress--TyCom Global Network..............
TyCom Global Network placed in service, net.................
Property, plant and equipment (including equipment leased to others), net (Note 11)....................................
Investment in Tyco Capital..................................
Goodwill, net...............................................
Intangible assets, net......................................
Other assets (Note 11)......................................
Deferred income taxes (Note 11).............................

    TOTAL ASSETS............................................

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of long-term debt......
Accounts payable............................................
Accrued expenses and other current liabilities (Note 11)....
Long-term debt..............................................
Other long-term liabilities.................................
Income taxes................................................
Deferred income taxes (Note 11).............................
    TOTAL LIABILITIES.......................................

Mandatorily redeemable preferred securities.................
Minority interest...........................................
Shareholders' Equity:
  Preference shares (Note 5)................................
  Common shares.............................................
  Capital in excess:
    Share premium...........................................
    Contributed surplus.....................................
  Accumulated earnings......................................
  Accumulated other comprehensive loss......................
    TOTAL SHAREHOLDERS' EQUITY..............................

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

              TYCO INTERNATIONAL LTD.
           AND CONSOLIDATED SUBSIDIARIES         TYCO INDUSTRIAL                  TYCO CAPITAL
           -----------------------------   ----------------------------   ----------------------------
           DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
               2001            2001            2001           2001            2001           2001
           -------------   -------------   ------------   -------------   ------------   -------------
            (UNAUDITED)                            (UNAUDITED)                    (UNAUDITED)
            $  3,167.2      $  2,587.2       $ 1,865.6      $ 1,779.2       $ 1,301.6      $   808.0

               6,878.5         7,372.5         6,372.7        6,453.2           652.4        1,146.7
               5,530.8         5,101.3         5,530.8        5,101.3              --             --
              29,771.3        31,386.5              --             --        29,771.3       31,386.5
               2,027.2         1,643.8         2,027.2        1,643.8              --             --
                 666.4           698.6           666.4          698.6              --             --
              16,869.8        16,473.9        10,307.5        9,970.3         6,562.3        6,503.6
                    --              --        11,144.8       10,598.0              --             --
              33,209.3        29,811.5        26,373.1       23,264.0         6,836.2        6,547.5
               5,858.8         5,498.9         5,837.9        5,476.9            20.9           22.0
               8,592.0         8,190.4         4,587.4        3,616.7         5,001.4        4,573.7
               2,749.4         2,522.7         2,572.4        2,420.6           177.0          102.1
            ----------      ----------       ---------      ---------       ---------      ---------
            $115,320.7      $111,287.3       $77,285.8      $71,022.6       $50,323.1      $51,090.1
            ==========      ==========       =========      =========       =========      =========

            $ 16,218.5      $ 18,873.6       $ 1,326.4      $ 2,023.0       $14,892.1      $17,050.6
               4,107.4         4,145.9         3,677.5        3,692.6           552.8          460.9
               9,756.5        10,599.5         6,369.0        7,019.0         3,411.2        3,600.3
              42,543.6        38,243.1        23,433.6       19,596.0        19,635.0       18,647.1
               3,667.9         3,477.4         3,320.0        3,081.9           347.9          395.5
               1,990.7         1,922.7         1,910.4        1,845.0            80.3           77.7
               1,564.2         1,726.3         1,564.2        1,726.3              --             --
            ----------      ----------       ---------      ---------       ---------      ---------
              79,848.8        78,988.5        41,601.1       38,983.8        38,919.3       40,232.1
            ----------      ----------       ---------      ---------       ---------      ---------
                 259.0           260.0              --             --           259.0          260.0
                  57.3           301.4           388.3          301.4              --             --
                    --              --              --             --              --             --

                 398.5           387.1           399.0          387.1              --             --
               8,096.5         7,962.8         8,096.5        7,962.8              --             --
              14,647.7        12,561.3        14,788.0       12,561.3        10,683.2       10,422.4
              13,731.8        12,305.7        13,731.8       12,305.7           533.2          252.4
              (1,718.9)       (1,479.5)       (1,718.9)      (1,479.5)          (71.6)         (76.8)
            ----------      ----------       ---------      ---------       ---------      ---------
              35,155.6        31,737.4        35,296.4       31,737.4        11,144.8       10,598.0
            ----------      ----------       ---------      ---------       ---------      ---------
            $115,320.7      $111,287.3       $77,285.8      $71,022.6       $50,323.1      $51,090.1
            ==========      ==========       =========      =========       =========      =========

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      TYCO INTERNATIONAL LTD.
                                                         AND CONSOLIDATED
                                                           SUBSIDIARIES           TYCO INDUSTRIAL        TYCO CAPITAL
                                                      -----------------------   -------------------   ------------------
                                                         FOR THE QUARTERS        FOR THE QUARTERS      FOR THE QUARTER
                                                        ENDED DECEMBER 31,      ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                      -----------------------   -------------------   ------------------
                                                         2001         2000        2001       2000            2001
                                                      ----------   ----------   --------   --------   ------------------
REVENUES:
Net revenue.........................................  $ 8,629.6     $8,029.0    $8,629.6   $8,029.0        $     --
Finance income......................................    1,198.0           --          --         --         1,198.0
Other income........................................      240.5           --          --         --           245.1
Earnings of Tyco Capital............................         --           --       255.4         --              --
Net gain on sale of businesses......................         --        410.4          --      410.4              --
                                                      ---------     --------    --------   --------        --------
  Total revenues....................................   10,068.1      8,439.4     8,885.0    8,439.4         1,443.1
COSTS AND EXPENSES:
Cost of revenue.....................................    5,245.6      4,974.4     5,245.6    4,974.4              --
Selling, general, administrative and other costs and
  expenses..........................................    2,283.5      1,548.8     1,711.0    1,548.8           577.1
Interest and other financial charges, net...........      561.1        168.1       188.1      168.1           373.0
Provision for credit losses.........................      112.9           --          --         --           112.9
Restructuring and other non-recurring charges.......       19.9         18.1        19.9       18.1              --
Write-off of purchased in-process research and
  development.......................................         --        184.3          --      184.3              --
Charge for the impairment of long-lived assets......         --          7.4          --        7.4              --
                                                      ---------     --------    --------   --------        --------
  Total costs and expenses..........................    8,223.0      6,901.1     7,164.6    6,901.1         1,063.0
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES................................    1,845.1      1,538.3     1,720.4    1,538.3           380.1
Income taxes........................................     (390.5)      (525.0)     (268.1)    (525.0)         (122.4)
Minority interest...................................       (0.8)       (12.5)        1.5      (12.5)           (2.3)
                                                      ---------     --------    --------   --------        --------
Income before extraordinary items and cumulative
  effect of accounting changes......................    1,453.8      1,000.8     1,453.8    1,000.8           255.4
Extraordinary items, net of tax.....................       (2.8)          --        (2.8)        --              --
Cumulative effect of accounting changes, net of
  tax...............................................         --       (683.4)         --     (683.4)             --
                                                      ---------     --------    --------   --------        --------
NET INCOME..........................................  $ 1,451.0     $  317.4    $1,451.0   $  317.4        $  255.4
                                                      =========     ========    ========   ========        ========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting changes....................  $    0.74     $   0.58
  Extraordinary items, net of tax...................         --           --
  Cumulative effect of accounting changes, net of
    tax.............................................         --        (0.39)
  Net income........................................       0.73         0.18
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting changes....................  $    0.73     $   0.57
  Extraordinary items, net of tax...................         --           --
  Cumulative effect of accounting changes, net of
    tax.............................................         --        (0.39)
  Net income........................................       0.73         0.18

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.............................................    1,974.6      1,735.2
  Diluted...........................................    1,999.7      1,762.2
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income before extraordinary items and cumulative
    effect of accounting changes....................                $1,115.7
  Basic earnings per common share...................                    0.64
  Diluted earnings per common share.................                    0.63
  Net income........................................                $  432.3
  Basic net income per common share.................                    0.25
  Diluted net income per common share...............                    0.25

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                         TYCO INTERNATIONAL LTD.
                                                            AND CONSOLIDATED
                                                              SUBSIDIARIES            TYCO INDUSTRIAL         TYCO CAPITAL
                                                         -----------------------   ---------------------   ------------------
                                                            FOR THE QUARTERS         FOR THE QUARTERS       FOR THE QUARTER
                                                           ENDED DECEMBER 31,       ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                                         -----------------------   ---------------------   ------------------
                                                            2001         2000        2001        2000             2001
                                                         ----------   ----------   ---------   ---------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................  $ 1,451.0    $   317.4    $ 1,451.0   $   317.4       $   255.4
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Earnings retained by Tyco Capital....................         --           --       (255.4)         --              --
  Non-cash restructuring and other non-recurring
    charges............................................        5.8          0.7          5.8         0.7              --
  Write-off of purchased in-process research and
    development........................................         --        184.3           --       184.3              --
  Charge for the impairment of long-lived assets.......         --          7.4           --         7.4              --
  Cumulative effect of accounting changes, net of
    tax................................................         --        683.4           --       683.4              --
  Minority interest in net income (loss) of
    consolidated subsidiaries..........................        0.8         12.5         (1.5)       12.5             2.3
  Net gain on sale of businesses.......................         --       (410.4)          --      (410.4)             --
  Gain on sale of financing assets.....................      (59.5)          --           --          --           (59.5)
  Depreciation.........................................      701.2        296.5        359.6       296.5           341.6
  Goodwill and intangible assets amortization..........      121.1        190.3        121.1       190.3              --
  Provision for credit losses..........................      112.9           --           --          --           112.9
  Deferred income taxes................................     (134.8)       192.8        (59.9)      192.8           (74.9)
  Debt and refinancing cost amortization...............       39.2         11.9         39.2        11.9              --
  Other non-cash items.................................        5.9         44.6          5.9        44.6              --
  Changes in assets and liabilities, net of the effects
    of acquisitions and divestitures:
    Accounts receivable................................      409.9        185.5        463.4       185.5              --
    Inventories........................................     (235.9)      (397.9)      (235.9)     (397.9)             --
    Other assets.......................................     (539.1)       (39.8)      (318.0)      (39.8)         (221.1)
    Accounts payable, accrued expenses and other
      liabilities......................................     (784.5)      (590.9)      (716.6)     (590.9)          (67.9)
    Net payable to Parent..............................         --           --           --          --             8.7
    Income taxes.......................................       29.2        220.8         29.2       220.8              --
    Other..............................................       80.3          5.2         81.3         5.2            (1.0)
                                                         ---------    ---------    ---------   ---------       ---------
      Net cash provided by operating activities........    1,203.5        914.3        969.2       914.3           296.5
                                                         ---------    ---------    ---------   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and leasing
  assets (Note 12).....................................    1,528.7           --           --          --         1,466.5
Purchase of property, plant and equipment, net.........     (574.0)      (397.3)      (569.4)     (397.3)           (4.6)
Construction in progress--TyCom Global Network.........     (590.7)      (268.7)      (590.7)     (268.7)             --
Acquisition of businesses, net of cash acquired........   (1,271.0)    (3,225.9)    (1,271.0)   (3,225.9)             --
Disposal of businesses, net of cash sold...............         --        872.3           --       872.3              --
Net increase in investments............................      (29.1)      (119.2)       (29.1)     (119.2)             --
Other..................................................     (230.2)       (74.9)      (230.2)      (74.9)             --
                                                         ---------    ---------    ---------   ---------       ---------
      Net cash (used in) provided by investing
        activities.....................................   (1,166.3)    (3,213.7)    (2,690.4)   (3,213.7)        1,461.9
                                                         ---------    ---------    ---------   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.................    1,032.7      2,984.1      2,728.3     2,984.1        (1,695.6)
Proceeds from exercise of options......................      134.7        104.5        134.7       104.5              --
Dividends paid.........................................      (24.4)       (21.5)       (24.4)      (21.5)             --
Repurchase of common shares by subsidiary..............     (599.0)      (546.6)      (599.0)     (546.6)             --
Net capital contribution to Tyco Capital...............         --           --       (257.5)         --           257.5
Notes (receivable) payable to affiliate................         --           --       (525.0)         --           525.0
Proceeds from (payment to) affiliate for minority
  interest in subsidiary...............................         --           --        331.0          --          (331.0)
Short-term advances from Tyco Capital..................         --           --         20.7          --           (20.7)
Other..................................................       (1.2)        (5.2)        (1.2)       (5.2)             --
                                                         ---------    ---------    ---------   ---------       ---------
      Net cash provided by (used in) financing
        activities.....................................      542.8      2,515.3      1,807.6     2,515.3        (1,264.8)
                                                         ---------    ---------    ---------   ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............      580.0        215.9         86.4       215.9           493.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......    2,587.2      1,264.8      1,779.2     1,264.8           808.0
                                                         ---------    ---------    ---------   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............  $ 3,167.2    $ 1,480.7    $ 1,865.6   $ 1,480.7       $ 1,301.6
                                                         =========    =========    =========   =========       =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    BASIS OF PRESENTATION--The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda ("Tyco"), and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company").

    The discussion and financial data presented herein are furnished separately for each of the following:

    - Tyco Industrial--This represents Tyco and all its subsidiaries other than Tyco Capital, and includes the results of operations of Tyco Capital from June 2, 2001 on the equity method of accounting.

    - Tyco Capital--This represents CIT Group Inc (formerly Tyco Capital Corporation) and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by Tyco Capital Corporation to a non-U.S. subsidiary of Tyco on September 30, 2001 and certain holding companies.

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis.

    Information presented in the Notes to Consolidated Financial Statements (Unaudited) refers to Tyco and all its consolidated subsidiaries unless otherwise indicated.

    The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

2. ACQUISITIONS AND DIVESTITURES

    During the first quarter of fiscal 2002, the Company purchased businesses for an aggregate cost of $3,036.2 million, consisting of $1,052.3 million in cash, net of $51.0 million of cash acquired, and the issuance of approximately
46.0 million common shares valued at $1,941.9 million, plus the fair value of stock options assumed of $42.0 million. Tyco also issued approximately
17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom. Debt of acquired companies aggregated $607.6 million. During the quarter, the Company paid $218.7 million of cash for purchase accounting liabilities related to current and prior years' acquisitions, which includes approximately $41.8 million relating to earn-out liabilities and purchase price adjustments on certain prior period acquisitions. The Company also issued shares valued at $2.3 million relating to earn-out liabilities. Certain acquisitions have provisions which would require Tyco to make additional "earn-out" payments to the sellers, if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) consolidated results from their respective acquisition dates. In connection with first quarter fiscal 2002 acquisitions, the Company recorded purchase accounting liabilities of $80.7 million for transaction costs and the costs of integrating the acquired companies within Tyco's business segments.

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed in the first quarter of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $3,520.6 million in goodwill and $476.4 million in other intangible assets. These amounts include $572.0 million and $10.2 million for adjustments to goodwill and other intangible assets, respectively, related to the fair value of net assets (primarily Tyco Capital and Scott Technologies) and a net increase in purchase accounting liabilities (primarily Lucent Technologies' Power Systems business), both associated with fiscal 2001 acquisitions. Acquisitions were an important part of Tyco's growth during the first quarter of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for all acquisitions completed in the first quarter of fiscal 2002 and the TyCom amalgamation, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities and earn-out liabilities recorded for acquisitions completed prior to fiscal 2002 ($ in millions):


Receivables.................................................  $   22.2
Inventories.................................................     265.0
Property, plant and equipment, net..........................     243.6
Goodwill....................................................   3,520.6
Intangible assets...........................................     476.4
Other assets................................................     617.9
                                                              --------
                                                               5,145.7
                                                              --------
Accounts payable............................................      92.3
Accrued expenses and other current liabilities..............     729.6
Other long-term liabilities.................................     109.0
Minority interest...........................................    (248.9)
                                                                 682.0
                                                              --------
                                                              $4,463.7
                                                              ========
Cash consideration paid (net of $51.0 million of cash
  acquired).................................................  $1,052.3
Share consideration paid and fair value of stock options
  assumed...................................................   2,803.8
Debt assumed................................................     607.6
                                                              --------
                                                              $4,463.7
                                                              ========

    First quarter fiscal 2002 acquisitions include, among others, SBC/Smith Alarm Systems ("Smith Alarm") and Century Tube Corporation ("Century") in October 2001; Sensormatic Electronics

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
Corporation ("Sensormatic"), Transpower Technologies, DSC Group and Water & Power Technology ("Water & Power") in November 2001; and Linq Industrial Fabrics, Inc. ("Linq") and the purchase of the remaining minority public interest of TyCom in December 2001.

    Smith Alarm, a security monitoring company for both residential and commercial customers, was purchased for $80.6 million in cash and has been integrated within the Fire and Security Services segment. Century, a manufacturer of steel tubing, was purchased for $125.5 million in cash and has been integrated within the Electronics segment. Sensormatic, a leading supplier of electronic security solutions to the retail, commercial and industrial market places, was purchased for approximately 46.0 million Tyco common shares valued at $1,941.9 million, plus the fair value of assumed stock options of $42.0 million, and has been integrated within the Fire and Security Services segment. Transpower Technologies, a designer and manufacturer of inductors and isolation transformers, was purchased for $62.6 million in cash and has been integrated within the Electronics segment. The DSC Group, a manufacturer of security alarms, fire alarms and panels, was purchased for $90.2 million in cash and has been integrated within the Fire and Security Services segment. Water & Power, a provider of water treatment products and services, was purchased for $39.1 million in cash and has been integrated within the Fire and Security Services segment. Linq, a manufacturer of flexible intermediate bulk containers, was purchased for $34.2 million in cash and has been integrated within the Healthcare and Specialty Products segment. TyCom is a leading provider of undersea fiber optic networks and services. In December 2001, the Company completed its amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. In addition to the acquisitions listed above, Tyco acquired approximately 50 other smaller companies and business lines for an aggregate cost of $671.1 million in cash. All acquisitions were integrated within the Electronics, Fire and Security Services, or Healthcare and Specialty Products segments.

    The following table summarizes activity with respect to purchase accounting liabilities in the first quarter of fiscal 2002 ($ in millions):

                                                      SEVERANCE              FACILITIES          OTHER
                                                 --------------------   ---------------------   --------
                                                 NUMBER OF              NUMBER OF
                                                 EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                 ---------   --------   ----------   --------   --------   --------
Balance at September 30, 2001..................    3,579      $193.8        229       $385.9     $152.4    $ 732.1
First quarter fiscal 2002 acquisition
  reserves.....................................    1,473        17.4         47         30.3       33.0       80.7
Additions to fiscal 2001 acquisition
  reserves.....................................    4,482       113.5        322         73.3       29.4      216.2
Reductions in estimates of acquisition
  reserves.....................................     (688)       (1.4)      (183)        (9.1)      (5.3)     (15.8)
First quarter fiscal 2002 utilization..........   (3,429)      (77.9)      (119)       (39.3)     (60.0)    (177.2)
                                                  ------      ------       ----       ------     ------    -------
Balance at December 31, 2001...................    5,417      $245.4        296       $441.1     $149.5    $ 836.0
                                                  ======      ======       ====       ======     ======    =======

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 47 facilities. The costs of employee terminations relate to the elimination of 960 positions in the United States, 451 positions in Europe, 58 positions in the Asia-Pacific region and 4 positions in Latin America, consisting primarily of administrative, sales and marketing, manufacturing and distribution, and technical personnel. Facilities designated for closure include 32 facilities in Europe, 10 facilities in

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) the United States, 4 facilities in the Asia-Pacific region and 1 facility in Canada, consisting primarily of manufacturing plants, sales offices and administrative offices. At December 31, 2001, 593 employees had been terminated and 9 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    During the first quarter of fiscal 2002, we recorded additions to purchase accounting reserves as we continue to formulate the integration plans of fiscal 2001 acquisitions, such as Lucent Technologies' Power Systems business, Tyco Capital and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. These changes in estimates resulted in additional purchase accounting liabilities of $216.2 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 3,131 positions in the United States, 863 positions in Europe, 202 positions in Latin America, 146 positions in Canada and 140 positions in the Asia-Pacific region, consisting primarily of manufacturing plants and administrative offices in the United States, Europe and the Asia-Pacific region. Additional facilities designated for closure include 141 facilities in Europe, 130 facilities in the United States, 42 facilities in the Asia-Pacific region and 9 facilities in Canada and Latin America, consisting primarily of sales offices, manufacturing plants and administrative offices.

    Also, during the first quarter of fiscal 2002, Tyco reduced its estimate of purchase accounting liabilities recorded in prior periods by $15.8 million, primarily because costs for the shutdown of facilities were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, Tyco is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At December 31, 2001, a total of $836.0 million of purchase accounting reserves remained on the Consolidated Balance Sheet, of which $650.8 million are included in accrued expenses and other current liabilities and $185.2 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2002 acquisitions and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                          FOR THE QUARTERS ENDED
                                                               DECEMBER 31,
                                                          ----------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                       2001(1)      2000(2)
------------------------------------                      ----------   ---------
Total revenues..........................................  $10,299.6    $8,940.7
Income before extraordinary items and cumulative effect
  of accounting changes.................................    1,429.3     1,009.5
Net income..............................................    1,426.5       326.1

Basic earnings per common share:
  Income before extraordinary items and cumulative
    effect of accounting changes........................  $    0.71    $   0.56
  Net income............................................       0.71        0.18

Diluted earnings per common share:
  Income before extraordinary items and cumulative
    effect of accounting changes........................       0.70        0.55
  Net income............................................       0.70        0.18

--------------------------

(1) Income includes restructuring and other non-recurring charges of $25.7 million and extraordinary items of $2.8 million.

(2) Includes a net gain on sale of businesses of $410.4 million. Income also includes the write-off of purchased in process research and development, an impairment charge and restructuring and other non-recurring charges totaling $234.8 million and cumulative effect of accounting changes of $683.4 million.

    On December 20, 2001, a subsidiary of Tyco entered into an agreement to acquire McGrath RentCorp ("McGrath"), a leading rental provider of modular offices and classrooms and electronic test equipment, for cash and Tyco common shares. The transaction is valued at approximately $482 million and is contingent upon customary regulatory review.

                            TYCO INTERNATIONAL LTD.

3. DEBT

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
  Short-term debt is as follows ($ in millions):
TYCO INDUSTRIAL
Fixed-rate senior notes.....................................    $ 1,051.0      $ 1,347.2
Note payable to Tyco Capital................................           --          200.0
Other.......................................................        275.4          475.8
                                                                ---------      ---------
                                                                  1,326.4        2,023.0
TYCO CAPITAL(1)
Commercial paper
  U.S.......................................................      7,656.5        8,515.1
  Non-U.S...................................................        359.6          354.1
Variable-rate senior notes..................................      4,825.0        5,725.0
Fixed-rate senior notes.....................................      2,051.0        2,356.4
Fixed-rate subordinated notes...............................           --          100.0
                                                                ---------      ---------
                                                                 14,892.1       17,050.6
Eliminations................................................           --         (200.0)
                                                                ---------      ---------
CONSOLIDATED LOANS PAYABLE AND CURRENT MATURITIES OF
  LONG-TERM DEBT............................................    $16,218.5      $18,873.6
                                                                =========      =========

  Long-term debt is as follows ($ in millions):
TYCO INDUSTRIAL
Commercial paper
  U.S.......................................................  $ 4,559.4    $ 3,909.5
  Non-U.S...................................................       39.3         80.7
Variable-rate senior notes..................................      498.6        498.4
Fixed-rate senior notes.....................................   11,998.5      8,902.4
Zero coupon convertible senior debentures...................    5,783.4      5,771.8
Zero coupon convertible subordinated debentures.............       30.3         30.8
Other.......................................................      524.1        402.4
                                                              ---------    ---------
                                                               23,433.6     19,596.0
TYCO CAPITAL(1)
Variable-rate senior notes..................................    4,412.2      3,889.6
Fixed-rate senior notes.....................................   14,697.8     14,757.5
Notes payable to Tyco Industrial............................      525.0           --
                                                              ---------    ---------
                                                               19,635.0     18,647.1
Eliminations................................................     (525.0)          --
                                                              ---------    ---------
CONSOLIDATED LONG-TERM DEBT.................................  $42,543.6    $38,243.1
                                                              =========    =========

--------------------------

(1) Tyco Capital's senior notes and commercial paper have priority position over its other debt obligations. Tyco Capital's debt is not an obligation of Tyco Industrial, and Tyco International Ltd. has not guaranteed this debt.

                            TYCO INTERNATIONAL LTD.

3. DEBT (CONTINUED)

TYCO INDUSTRIAL

    In October 2001, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program.

    In November 2001, TIG sold E500.0 million 4.375% notes due 2005,
E685.0 million 5.5% notes due 2009, L200.0 million 6.5% notes due 2012 and L285.0 million 6.5% notes due 2032, utilizing capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of all four tranches were the equivalent of $1,726.6 million and were used to repay borrowings under TIG's commercial paper program.

    In January 2002, TIG entered into a $1.5 billion bridge loan, which is guaranteed by Tyco, with a variable LIBO-based rate, which is 2.64% as of February 13, 2002. Pursuant to the agreement, TIG is obligated to repay $645.0 million in April 2002, with the remaining balance due in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which is guaranteed by Tyco, has a variable LIBO-based rate, which is 3.525% as of February 13, 2002.

    In addition, on February 4, 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility, with a maturity date of February 6, 2002, which had been maintained as liquidity support for its commercial paper program. On February 6, 2002, TIG exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is guaranteed by Tyco, has a variable LIBO-based rate, which is 3.52% as of February 13, 2002.

    Proceeds from the bridge loan and credit facilities are being used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital for Tyco Industrial.

    As interest rates have fallen, Tyco has repurchased some high interest rate debt of acquired companies prior to their scheduled maturities. In the quarter ended December 31, 2001, the Company recorded extraordinary items totaling
$2.8 million, net of tax, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

TYCO CAPITAL

    In February 2002, Tyco Capital drew down its $8.5 billion unsecured bank credit facilities and is using the proceeds to satisfy its outstanding commercial paper obligations at the scheduled maturities.

                            TYCO INTERNATIONAL LTD.

4. EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted earnings per common share are as follows (in millions, except per share data):

                                                    FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                      DECEMBER 31, 2001                 DECEMBER 31, 2000
                                               -------------------------------   -------------------------------
                                                                     PER SHARE                         PER SHARE
                                                INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                               --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting
    changes..................................  $1,453.8   1,974.6      $0.74     $1,000.8   1,735.2      $0.58
  Stock options..............................        --      22.0                      --      23.4
  Exchange of convertible debt due 2010......       0.3       3.1                     0.1       3.6
                                               --------   -------                --------   -------
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting changes,
    giving effect to dilutive adjustments....  $1,454.1   1,999.7      $0.73     $1,000.9   1,762.2      $0.57
                                               ========   =======                ========   =======

    The computation of diluted earnings per common share in the quarters ended December 31, 2001 and 2000 excludes the effect of the assumed exercise of options to purchase approximately 21.0 million and 7.7 million common shares that were outstanding as of December 31, 2001 and 2000, respectively, because the effect would be anti-dilutive. Diluted earnings per common share also excludes 48.0 million and 26.4 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

5. SHAREHOLDERS' EQUITY

    Tyco has authorized 2,500,000,000 common shares, par value of $.20 per share, 1,992,286,670 and 1,935,464,840 of which were outstanding, net of 27,813,777 and 17,026,256 shares owned by subsidiaries, at December 31, 2001 and September 30, 2001, respectively. Included within Tyco's outstanding common shares at December 31, 2001 and September 31, 2001 are 3,826,825 and 4,243,108 common shares, respectively, representing the assumed exchange of 5,540,502 and 6,143,199 exchangeable shares (at 0.6907 of a Tyco common for each exchangeable share) of CIT Exchangeco Inc., a wholly-owned subsidiary of Tyco Capital Corporation. Tyco also has authorized 125,000,000 preference shares, par value of $1 per share, at December 31, 2001 and September 30, 2001, of which one such share has been issued and designated a special voting preference share. This preference share provides a mechanism by which the outstanding exchangeable shares exercise their voting, dividend and liquidation rights, which are equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to 0.6907 of a Tyco common share.

    Contributed surplus includes $136.6 million and $85.3 million in deferred compensation at December 31, 2001 and September 30, 2001, respectively.

    Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarters of fiscal 2002 and fiscal 2001.

                            TYCO INTERNATIONAL LTD.

6. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    The following table summarizes activity with respect to restructuring and other non-recurring charges in the first quarter of fiscal 2002 ($ in millions):

                                                       SEVERANCE              FACILITIES          OTHER
                                                  --------------------   ---------------------   --------
                                                  NUMBER OF              NUMBER OF
                                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                  ---------   --------   ----------   --------   --------   --------
Balance at September 30, 2001...................    6,045      $143.8       161        $98.3      $98.1      $340.2
First quarter fiscal 2002 charges...............      416        17.2         3          1.3        7.2        25.7
First quarter fiscal 2002 utilization...........   (2,685)      (71.7)      (42)       (17.0)     (10.2)      (98.9)
                                                   ------      ------       ---        -----      -----      ------
Balance at December 31, 2001....................    3,776      $ 89.3       122        $82.6      $95.1      $267.0
                                                   ======      ======       ===        =====      =====      ======

    During the first quarter of fiscal 2002, Tyco recorded restructuring and other non-recurring charges of $25.7 million, of which $5.8 million has been included in cost of revenue, related primarily to severance associated with the closure of administrative buildings and a sales office associated with acquisitions within the Fire and Security Services segment that became redundant due to acquisitions.

    During the first quarter of fiscal 2001, Tyco recorded restructuring and other non-recurring charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant.

    At December 31, 2001, there remained a total of $267.0 million in reserves for restructuring and other non-recurring charges on the Consolidated Balance Sheet, of which $238.4 million is included in accrued expenses and other current liabilities and $28.6 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within fiscal 2002, except for certain long-term contractual obligations.

7. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with Tyco's acquisition of Mallinckrodt Inc. during the quarter ended December 31, 2000, the Company obtained an appraisal from an independent appraiser of the fair value of Mallinckrodt's intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at $184.3 million utilizing the discounted cash flow method. This amount was written off during the quarter ended December 31, 2000 because the IPR&D was considered not technologically feasible as of the acquisition date.

8. LONG-LIVED ASSETS

    During the quarter ended December 31, 2000, the Healthcare and Specialty Products segment recorded a charge of $7.4 million related primarily to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

    Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and capacity available for sale on the TyCom Global Network, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows.

    The fiberoptic capacity market has experienced sharply declining prices and decreases in overall demand. The Company has assessed the carrying value of its fiberoptic network using an analysis that employs significant estimates as to current and future market pricing and demand and network

                            TYCO INTERNATIONAL LTD.

8. LONG-LIVED ASSETS (CONTINUED)
completion costs and is highly sensitive to changes in those estimates. Based upon management's estimates as of December 31, 2001, the Company has concluded that the value of its fiberoptic network, which is carried at cost, is not impaired.

    Management continues to monitor developments in the fiberoptic capacity markets, hence it is possible that the assumptions underlying the impairment analysis will change in such a manner that an impairment in value may occur in the foreseeable future.

9. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows ($ in millions):

                                                             FOR THE QUARTERS
                                                            ENDED DECEMBER 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Net income..............................................  $1,451.0        $317.4
  Unrealized gain (loss) on securities, net of tax......      14.8        (471.0)(1)
  Changes in fair values of derivatives qualifying as
    cash flow hedges....................................      11.5           0.4
  Foreign currency translation adjustment...............    (265.7)         56.9
                                                          --------        ------
Total comprehensive income (loss).......................  $1,211.6        $(96.3)
                                                          ========        ======

------------------------------

(1)  Primarily related to Tyco's investment in 360networks Inc.

10. CONSOLIDATED SEGMENT DATA

    During the first quarter of fiscal 2002, the Company changed its internal reporting structure (due to the repurchase of the remaining shares of TyCom not already owned by Tyco) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. Selected information for the Company's three industrial segments and the Tyco Capital segment is presented in the following table. The segment profit measure for Tyco Industrial's businesses is operating profit (earnings before interest, corporate expenses, goodwill amortization and income taxes). The segment profit measure for Tyco Capital is earnings before income taxes.

                            TYCO INTERNATIONAL LTD.

10. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                           FOR THE QUARTERS
                                                          ENDED DECEMBER 31,
                                                       ------------------------
($ IN MILLIONS)                                          2001            2000
---------------                                        ---------       --------
REVENUES:
  Tyco Industrial
    Electronics......................................  $ 3,131.6       $3,865.9
    Healthcare and Specialty Products................    2,209.4        1,995.7
    Fire and Security Services.......................    3,288.6        2,167.4
  Tyco Capital segment...............................    1,443.1             --
  Corporate items....................................         --          410.4(1)
  Eliminations.......................................       (4.6)            --
                                                       ---------       --------
CONSOLIDATED REVENUES................................  $10,068.1       $8,439.4
                                                       =========       ========
SEGMENT PROFIT:
  Tyco Industrial segments
    Electronics......................................  $   621.3       $  941.8
    Healthcare and Specialty Products................      557.5          201.2(3)
    Fire and Security Services.......................      540.4(2)       343.7(4)
                                                       ---------       --------
      Total Tyco Industrial operating profit.........    1,719.2        1,486.7
  Tyco Capital segment earnings before income
    taxes............................................      380.1             --
                                                       ---------       --------
      Total segment profits..........................    2,099.3        1,486.7
  Corporate items....................................      (66.1)         339.8(5)
  Goodwill amortization..............................         --         (120.1)
  Tyco Industrial interest expense, net..............     (188.1)        (168.1)
  Consolidated provision for income taxes............     (390.5)        (525.0)
  Consolidated minority interest.....................       (0.8)         (12.5)
                                                       ---------       --------
CONSOLIDATED INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES............  $ 1,453.8       $1,000.8
                                                       =========       ========

------------------------------

(1)  Includes a net gain on the sale of businesses of $410.4 million.

(2) Includes restructuring and other non-recurring charges of $25.7 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions.

(3) Includes the write-off of purchased in-process research and development of $184.3 million, a non-recurring charge of $25.0 million related to the write-up of inventory under purchase accounting, and restructuring and other non-recurring charges of $2.8 million related to the closure of a manufacturing plant. Also includes a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of this same manufacturing plant.

(4) Includes a non-recurring charge of $11.9 million related to an environmental remediation project.

(5) Includes a net gain on the sale of businesses of $410.4 million and a non-recurring charge of $3.4 million related to severance.

                            TYCO INTERNATIONAL LTD.

11. SUPPLEMENTARY BALANCE SHEET INFORMATION

   Tyco Industrial's inventories, other assets, deferred income tax asset, accrued expenses and other current liabilities, and deferred income tax liability are as follows ($ in millions):

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2001           2001
                                                      ------------   -------------
Purchased materials and manufactured parts..........    $1,625.5       $1,552.0
Work in process.....................................     1,112.1        1,110.2
Finished goods......................................     2,793.2        2,439.1
                                                        --------       --------
      Inventories...................................    $5,530.8       $5,101.3
                                                        ========       ========

Contracts in process................................       436.7          580.1
Prepaid expenses and other current assets...........     1,122.4          952.2
Long-term investments...............................       645.7          597.9
Other non-current assets............................     1,857.6        1,486.5
Notes receivable from Tyco Capital..................       525.0             --
                                                        --------       --------
      Other assets..................................    $4,587.4       $3,616.7
                                                        ========       ========

Current portion of deferred income taxes............       862.5          980.2
Non-current portion of deferred income taxes........     1,709.9        1,440.4
                                                        --------       --------
      Deferred income tax asset.....................    $2,572.4       $2,420.6
                                                        ========       ========

Contracts in process--billings in excess of costs...       653.6          935.0
Accrued expenses....................................     4,988.4        5,110.5
Deferred revenue--current portion...................       727.0          973.5
                                                        --------       --------
      Accrued expenses and other current
        liabilities.................................    $6,369.0       $7,019.0
                                                        ========       ========

Current portion of deferred income taxes............        84.1           71.3
Non-current portion of deferred income taxes........     1,480.1        1,655.0
                                                        --------       --------
      Deferred income tax liability.................    $1,564.2       $1,726.3
                                                        ========       ========

                            TYCO INTERNATIONAL LTD.

11. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)
    Net property, plant and equipment (including equipment leased to others) is as follows ($ in millions):

TYCO INDUSTRIAL
Land................................................  $   527.2    $   534.1
Buildings...........................................    2,595.1      2,557.7
Subscriber systems..................................    4,156.4      3,998.5
Machinery and equipment.............................    8,376.2      8,226.6
Leasehold improvements..............................      344.9        325.0
Construction in progress............................    1,006.8        920.4
Accumulated depreciation............................   (6,699.1)    (6,592.0)
                                                      ---------    ---------
                                                       10,307.5      9,970.3
                                                      ---------    ---------
TYCO CAPITAL
Buildings and equipment, net........................       96.7        100.8
Equipment leased to others, net
  Commercial aircraft...............................    2,288.0      2,017.2
  Railcars and locomotives..........................    1,287.1      1,242.5
  Communications....................................      744.2        799.5
  Information technology............................      528.5        702.1
  Business aircraft.................................      361.0        359.6
  Manufacturing.....................................      310.0        315.7
  Other.............................................      946.8        966.2
                                                      ---------    ---------
                                                        6,562.3      6,503.6
                                                      ---------    ---------
CONSOLIDATED........................................  $16,869.8    $16,473.9
                                                      =========    =========

12. SUPPLEMENTARY CASH FLOW INFORMATION

    Tyco Capital's net decrease in financing and leasing assets consists of the following for the quarter ended December 31, 2001 ($ in millions):

Loans extended..............................................  $(12,883.9)
Collections on loans........................................    11,694.3
Proceeds from asset and receivable sales....................     3,030.5
Purchases of assets to be leased............................      (548.1)
Net increase in short-term factoring receivables............       568.0
Purchase of finance receivable portfolios...................      (346.7)
Net repayment of non-recourse leveraged lease debt..........       (47.6)
                                                              ----------
                                                              $  1,466.5
                                                              ==========

13. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), in which the SEC Staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are relevant to the Company. As required under SAB 101, the Company modified its revenue recognition policies with respect to the installation of electronic security systems. In addition, in response to SAB 101, the Company undertook a review of its revenue recognition practices and identified certain provisions

                            TYCO INTERNATIONAL LTD.

13. CUMULATIVE EFFECT OF ACCOUNTING CHANGES (CONTINUED) included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of fiscal 2001, the Company changed its method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the first quarter of fiscal 2001.

    In addition, during the first quarter of fiscal 2001, the Company recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

14. GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead will be assessed for impairment at least annually. The Company is in the process of determining the estimated fair value of each reporting unit with a view to determining whether the goodwill value has been impaired under these new rules. In accordance with the transition provisions of SFAS No. 142, this evaluation will be completed by March 31, 2002.

    Following is a reconciliation of previously reported financial information to pro forma amounts excluding goodwill amortization for the quarter ended December 31, 2000 ($ in millions, except per share data):

                                                             EARNINGS PER SHARE
                                                             -------------------
                                                  EARNINGS    BASIC     DILUTED
                                                  --------   --------   --------
Income before extraordinary items and cumulative
  effect of accounting changes..................  $1,000.8    $0.58      $0.57
Goodwill amortization expense, net of tax.......     114.9     0.07       0.06
                                                  --------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES.......  $1,115.7     0.64       0.63
                                                  ========
Net income......................................  $  317.4    $0.18      $0.18
Goodwill amortization expense, net of tax.......     114.9     0.07       0.06
                                                  --------
PRO FORMA NET INCOME............................  $  432.3     0.25       0.25
                                                  ========

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The changes in the carrying amount of goodwill for the quarter ended December 31, 2001 are as follows ($ in millions):

                                                         HEALTHCARE
                                                            AND       FIRE AND
                                                         SPECIALTY    SECURITY      TYCO
                                           ELECTRONICS    PRODUCTS    SERVICES    CAPITAL      TOTAL
                                           -----------   ----------   ---------   --------   ---------
Balance as of September 30, 2001 as
 previously reported.....................   $8,635.9      $6,414.2    $ 8,171.2   $6,569.5   $29,790.8
Reclassification from intangible assets
 to goodwill.............................         --          42.7           --      (22.0)       20.7
                                            --------      --------    ---------   --------   ---------
Balance as of September 30, 2001 after
 reclassification........................    8,635.9       6,456.9      8,171.2    6,547.5    29,811.5
Goodwill related to acquisitions, net....      939.4         113.8      2,179.8      287.6     3,520.6

Currency translation adjustments and
 other...................................      (24.3)         (8.1)       (91.5)       1.1      (122.8)
                                            --------      --------    ---------   --------   ---------
Balance as of December 31, 2001..........   $9,551.0      $6,562.6    $10,259.5   $6,836.2   $33,209.3
                                            ========      ========    =========   ========   =========

    All of the Company's intangible assets (other than goodwill) are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                     AT DECEMBER 31, 2001      AT SEPTEMBER 30, 2001
                                    -----------------------   -----------------------
                                     GROSS                     GROSS
                                    CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                    --------   ------------   --------   ------------
Contracts and related customer
  relationships...................  $3,382.8      $590.8      $2,978.8      $514.6
Intellectual property.............   3,057.0       333.1       2,991.6       297.9
Other.............................     403.0        60.1         393.1        52.1
                                    --------      ------      --------      ------
    Total.........................  $6,842.8      $984.0      $6,363.5      $864.6
                                    ========      ======      ========      ======

    The contracts and related customer relationships are being amortized on a straight-line basis over 5 to 40 years years. Intellectual property consists primarily of patents and unpatented technology, which are being amortized on a straight-line basis over a range of less than one year to 40 years.

    Intangible assets amortization expense is expected to be approximately $500 million for each of the next five fiscal years.

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A.

    TIG has issued public and private debt securities, which are fully and unconditionally guaranteed by Tyco. In accordance with Securities and Exchange Commission rules, the following presents condensed consolidating financial information for TIG and its subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares. See Note 3 for a discussion of debt activity subsequent to December 31, 2001.

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                          TYCO            TYCO
                                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                       -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents...........................    $    39.2       $     1.9      $  3,126.1     $        --    $  3,167.2
Receivables, net....................................          2.8              --         6,875.7              --       6,878.5
Inventories.........................................           --              --         5,530.8              --       5,530.8
Finance receivables, net............................           --              --        29,771.3              --      29,771.3
Intercompany receivables............................        337.9            22.7         4,494.5        (4,855.1)           --
Construction in progress--TyCom Global Network......           --              --         2,027.2              --       2,027.2
TyCom Global Network placed in service, net.........           --              --           666.4              --         666.4
Property, plant and equipment (including equipment
  leased to others), net............................          6.3             0.7        16,862.8              --      16,869.8
Goodwill and other intangible assets, net...........           --             0.7        39,067.4              --      39,068.1
Investment in subsidiaries..........................     57,865.2        19,688.5              --       (77,553.7)           --
Intercompany loans receivable.......................        218.3        20,330.3         9,315.0       (29,863.6)           --
Other assets........................................         90.0            94.7        12,501.2        (1,344.5)     11,341.4
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS....................................    $58,559.7       $40,139.5      $130,238.4     $(113,616.9)   $115,320.7
                                                        =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of long-term
  debt..............................................    $      --       $ 1,051.0      $ 15,167.5     $        --    $ 16,218.5
Accounts payable....................................           --             0.7         4,106.7              --       4,107.4
Accrued expenses and other current liabilities......         32.1           141.7         9,582.7              --       9,756.5
Intercompany payables...............................      4,022.1           472.4           360.6        (4,855.1)           --
Long-term debt......................................      3,502.5        18,738.4        20,302.7              --      42,543.6
Intercompany loans payable..........................      9,315.0              --        20,548.6       (29,863.6)           --
Other liabilities...................................           --            18.5         6,508.8           695.5       7,222.8
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES...............................     16,871.7        20,422.7        76,577.6       (34,023.2)     79,848.8
                                                        ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred securities.........           --              --           259.0              --         259.0
Minority interest...................................           --              --            57.3              --          57.3
Shareholders' Equity:
  Subsidiary preference shares......................           --              --         4,680.0        (4,680.0)           --
  Common shares.....................................        403.8              --            27.8           (33.1)        398.5
  Capital in excess:
    Share premium...................................     16,239.0              --              --        (8,142.5)      8,096.5
    Contributed surplus.............................     21,596.6        12,665.0        30,272.2       (49,886.1)     14,647.7
  Accumulated earnings..............................      3,448.6         7,051.8        20,083.4       (16,852.0)     13,731.8
  Accumulated other comprehensive loss..............           --              --        (1,718.9)             --      (1,718.9)
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY......................     41,688.0        19,716.8        53,344.5       (79,593.7)     35,155.6
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $58,559.7       $40,139.5      $130,238.4     $(113,616.9)   $115,320.7
                                                        =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                          TYCO            TYCO
                                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                       -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents...........................    $     1.4       $    37.0      $  2,548.8     $        --    $  2,587.2
Receivables, net....................................          4.2              --         7,368.3              --       7,372.5
Inventories.........................................           --              --         5,101.3              --       5,101.3
Finance receivables, net............................           --              --        31,386.5              --      31,386.5
Intercompany receivables............................        520.5             8.3         5,035.3        (5,564.1)           --
Construction in progress--TyCom Global Network......           --              --         1,643.8              --       1,643.8
TyCom Global Network placed in service, net.........           --              --           698.6              --         698.6
Property, plant and equipment (including equipment
  leased to others), net............................          6.4             0.7        16,466.8              --      16,473.9
Goodwill and other intangible assets, net...........           --             0.7        35,309.7              --      35,310.4
Investment in subsidiaries..........................     55,841.9        18,792.4              --       (74,634.3)           --
Intercompany loans receivable.......................        218.3        16,672.3         9,610.1       (26,500.7)           --
Other assets........................................         97.6            80.8        11,300.5          (765.8)     10,713.1
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS....................................    $56,690.3       $35,592.2      $126,469.7     $(107,464.9)   $111,287.3
                                                        =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of long-term
  debt..............................................    $      --       $ 1,106.5      $ 17,767.1     $        --    $ 18,873.6
Accounts payable....................................           --             0.2         4,145.7              --       4,145.9
Accrued expenses and other current liabilities......         30.1           127.3        10,442.1              --      10,599.5
Intercompany payables...............................      4,296.2           739.1           528.8        (5,564.1)           --
Long-term debt......................................      3,499.4        14,843.3        19,900.4              --      38,243.1
Intercompany loans payable..........................      9,610.1              --        16,890.6       (26,500.7)           --
Other liabilities...................................           --             5.4         6,461.2           659.8       7,126.4
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES...............................     17,435.8        16,821.8        76,135.9       (31,405.0)     78,988.5
                                                        ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred securities.........           --              --           260.0              --         260.0
Minority interest...................................           --              --           301.4              --         301.4
Shareholders' Equity:
  Subsidiary preference shares......................           --              --         1,710.0        (1,710.0)           --
  Common shares.....................................        390.3              --            27.2           (30.4)        387.1
  Capital in excess:
    Share premium...................................     15,691.4              --              --        (7,728.6)      7,962.8
    Contributed surplus.............................     18,779.0        12,665.0        30,015.3       (48,898.0)     12,561.3
  Accumulated earnings..............................      4,393.8         6,105.4        19,499.4       (17,692.9)     12,305.7
  Accumulated other comprehensive loss..............           --              --        (1,479.5)             --      (1,479.5)
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY......................     39,254.5        18,770.4        49,772.4       (76,059.9)     31,737.4
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $56,690.3       $35,592.2      $126,469.7     $(107,464.9)   $111,287.3
                                                        =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED DECEMBER 31, 2001

                                                             TYCO            TYCO
                                                         INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                             LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                          -------------   -------------   ------------   -------------   ---------
REVENUES:
Net revenue............................................     $     --        $    --       $ 8,629.6       $      --     $ 8,629.6
Equity in net income of unconsolidated subsidiaries....      1,656.6          946.5              --        (2,603.1)           --
Finance income.........................................           --             --         1,198.0              --       1,198.0
Other income...........................................           --             --           245.1            (4.6)        240.5
                                                            --------        -------       ---------       ---------     ---------
  Total revenues.......................................      1,656.6          946.5        10,072.7        (2,607.7)     10,068.1
COSTS AND EXPENSES:
Cost of revenue........................................           --             --         5,245.6              --       5,245.6
Selling, general, administrative and other costs and
  expenses.............................................          6.0            0.2         2,281.9            (4.6)      2,283.5
Interest and other financial charges, net..............         19.6          186.5           355.0              --         561.1
Provision for credit losses............................           --             --           112.9              --         112.9
Restructuring and other non-recurring charges..........           --             --            19.9              --          19.9
Decrease in intercompany investment....................      2,406.6             --              --        (2,406.6)           --
Intercompany interest and fees.........................        144.3         (186.8)           42.5              --            --
                                                            --------        -------       ---------       ---------     ---------
  Total costs and expenses.............................      2,576.5           (0.1)        8,057.8        (2,411.2)      8,223.0
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEMS..............................       (919.9)         946.6         2,014.9          (196.5)      1,845.1
Income taxes...........................................           --           (0.2)         (354.6)          (35.7)       (390.5)
Minority interest......................................           --             --            (0.8)             --          (0.8)
                                                            --------        -------       ---------       ---------     ---------
(Loss) income before extraordinary items...............       (919.9)         946.4         1,659.5          (232.2)      1,453.8
Extraordinary items, net of tax........................           --             --            (2.8)             --          (2.8)
                                                            --------        -------       ---------       ---------     ---------
NET (LOSS) INCOME......................................     $ (919.9)       $ 946.4       $ 1,656.7       $  (232.2)    $ 1,451.0
                                                            ========        =======       =========       =========     =========

                        QUARTER ENDED DECEMBER 31, 2000

                                                             TYCO            TYCO
                                                         INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                             LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                          -------------   -------------   ------------   -------------   ---------
REVENUES:
Net revenue............................................    $      --       $      --      $ 8,029.0       $      --     $ 8,029.0
Equity in net income of unconsolidated subsidiaries....        342.8           255.5             --          (598.3)           --
Net gain on sale of businesses.........................           --              --          410.4              --         410.4
                                                           ---------       ---------      ---------       ---------     ---------
  Total revenues.......................................        342.8           255.5        8,439.4          (598.3)      8,439.4
COSTS AND EXPENSES:
Cost of revenue........................................           --              --        4,974.4              --       4,974.4
Selling, general, administrative and other costs and
  expenses.............................................          1.9             3.1        1,543.8              --       1,548.8
Interest and other financial charges, net..............          1.2           169.4           (2.5)             --         168.1
Restructuring and other non-recurring charges..........           --              --           18.1              --          18.1
Write-off of purchased in-process research and
  development..........................................           --              --          184.3              --         184.3
Charge for the impairment of long-lived assets.........           --              --            7.4              --           7.4
Intercompany dividends, interest and fees..............        (15.5)         (196.3)         211.8              --            --
                                                           ---------       ---------      ---------       ---------     ---------
  Total costs and expenses.............................        (12.4)          (23.8)       6,937.3              --       6,901.1
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES..............        355.2           279.3        1,502.1          (598.3)      1,538.3
Income taxes...........................................           --            (0.2)        (487.0)          (37.8)       (525.0)
Minority interest......................................           --              --          (12.5)             --         (12.5)
                                                           ---------       ---------      ---------       ---------     ---------
Income before cumulative effect of accounting
  changes..............................................        355.2           279.1        1,002.6          (636.1)      1,000.8
Cumulative effect of accounting changes, net of tax....           --           (29.7)        (653.7)             --        (683.4)
                                                           ---------       ---------      ---------       ---------     ---------
NET INCOME.............................................    $   355.2       $   249.4      $   348.9       $  (636.1)    $   317.4
                                                           =========       =========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2001

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                               -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by operating
    activities..............................     $(173.3)       $  (251.5)      $ 1,628.3      $      --     $ 1,203.5
                                                 -------        ---------       ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and
  leasing assets............................          --               --         1,528.7             --       1,528.7
Purchase of property, plant and equipment,
  net.......................................          --               --          (574.0)            --        (574.0)
Construction in progress--TyCom Global
  Network...................................          --               --          (590.7)            --        (590.7)
Acquisition of businesses, net of cash
  acquired..................................          --               --        (1,271.0)            --      (1,271.0)
Net decrease (increase) in investments......         0.9               --           (30.0)            --         (29.1)
Decrease (increase) in intercompany loans...          --         (3,607.6)             --        3,607.6            --
Net increase in investment in
  subsidiaries..............................       (10.0)              --              --           10.0            --
Other.......................................          --               --          (230.2)            --        (230.2)
                                                 -------        ---------       ---------      ---------     ---------
  Net cash used in investing activities.....        (9.1)        (3,607.6)       (1,167.2)       3,617.6      (1,166.3)
                                                 -------        ---------       ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt......       (10.1)         3,824.0        (2,781.2)            --       1,032.7
Proceeds from sale of common shares for
  acquisitions..............................       501.6               --          (501.6)            --            --
Proceeds from exercise of options...........        48.2               --            86.5             --         134.7
Dividends paid..............................       (24.4)              --              --             --         (24.4)
Repurchase of common shares by subsidiary...          --               --          (599.0)            --        (599.0)
Financing from parent.......................          --               --         3,607.6       (3,607.6)           --
Repayment of intercompany note payable......      (295.1)              --           295.1             --            --
Capital contributions.......................          --               --            10.0          (10.0)           --
Other.......................................          --               --            (1.2)            --          (1.2)
                                                 -------        ---------       ---------      ---------     ---------
  Net cash provided by financing
    activities..............................       220.2          3,824.0           116.2       (3,617.6)        542.8
                                                 -------        ---------       ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................        37.8            (35.1)          577.3             --         580.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................         1.4             37.0         2,548.8             --       2,587.2
                                                 -------        ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD....................................     $  39.2        $     1.9       $ 3,126.1      $      --     $ 3,167.2
                                                 =======        =========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2000

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                               -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities..............................    $1,797.0          $77.1         $ (959.8)        $   --      $   914.3
                                                --------          -----         --------         ------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.......................................        (0.1)            --           (397.2)            --         (397.3)
Construction in progress--TyCom Global
  Network...................................          --             --           (268.7)            --         (268.7)
Acquisition of businesses, net of cash
  acquired..................................          --             --         (3,225.9)            --       (3,225.9)
Disposal of businesses, net of cash sold....          --             --            872.3             --          872.3
Net decrease (increase) in investments......         1.5             --           (120.7)            --         (119.2)
Increase in intercompany loans..............          --          (50.0)              --           50.0             --
(Increase) decrease in investment in
  subsidiaries..............................    (5,260.3)            --          4,785.0          475.3             --
Other.......................................          --             --            (74.9)            --          (74.9)
                                                --------          -----         --------         ------      ---------
  Net cash (used in) provided by investing
    activities..............................    (5,258.9)         (50.0)         1,569.9          525.3       (3,213.7)
                                                --------          -----         --------         ------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt......     3,375.8          (27.5)          (364.2)            --        2,984.1
Proceeds from sale of common shares for
  acquisitions..............................        55.0             --            (55.0)            --             --
Proceeds from exercise of options...........        26.1             --             78.4             --          104.5
Dividends paid..............................       (21.5)            --               --             --          (21.5)
Repurchase of common shares by subsidiary...          --             --           (546.6)            --         (546.6)
Financing from parent.......................          --             --             50.0          (50.0)            --
Capital contributions.......................          --             --            475.3         (475.3)            --
Other.......................................          --             --             (5.2)            --           (5.2)
                                                --------          -----         --------         ------      ---------
  Net cash provided by (used in) financing
    activities..............................     3,435.4          (27.5)          (367.3)        (525.3)       2,515.3
                                                --------          -----         --------         ------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...............................       (26.5)          (0.4)           242.8             --          215.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................        34.2            3.6          1,227.0             --        1,264.8
                                                --------          -----         --------         ------      ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD....................................    $    7.7          $ 3.2         $1,469.8         $   --      $ 1,480.7
                                                ========          =====         ========         ======      =========

                            TYCO INTERNATIONAL LTD.

16. SUBSEQUENT EVENTS

   In January 2002, the Company announced its plan to separate into four independent, publicly traded companies: Security and Electronics; Healthcare; Fire Protection and Flow Control; and Financial Services. Under the plan, common shares of Tyco Capital are expected to be distributed to Tyco shareholders in the third quarter of fiscal 2002. However, Tyco will consider other options, including selling Tyco Capital. In addition, the Company plans to sell its Tyco Plastics and Adhesives business.

    See Note 3 for a discussion of debt activity subsequent to December 31, 2001.

    On January 17, 2002, a subsidiary of Tyco acquired for cash Paragon Trade Brands, Inc. ("Paragon"), a global supplier of infant disposable diapers and other absorbent personal care products. The transaction is valued at approximately $650 million including the purchase of shares, options and warrants, and the assumption of net debt. Paragon will be integrated within Tyco's Healthcare group.

    On January 24, 2002, a subsidiary of Tyco acquired for cash CII Technologies, Inc. ("CII"), a provider of advanced control electronic solutions in high performance relays, contractors, general purpose relays, transformers, and EMI/RFI filters to a diversified market place that includes aerospace, defense, communications, HVAC, and commercial/industrial equipment. The transaction is valued at approximately $310 million. CII will be integrated within Tyco's Electronics business.

    During fiscal 2001, Tyco entered into an agreement to acquire C.R. Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated their merger agreement. Each party will bear its own costs, and no break up fee will be paid.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion and financial data presented herein are furnished separately for each of the following:

    - Tyco Industrial--This represents Tyco and all its subsidiaries other than Tyco Capital, and includes the results of operations of Tyco Capital from June 2, 2001 on the equity method of accounting.

    - Tyco Capital--This represents CIT Group Inc. (formerly Tyco Capital Corporation) and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by Tyco Capital Corporation to a non-U.S. subsidiary of Tyco on September 30, 2001 and certain holding companies.

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis.

                             RESULTS OF OPERATIONS

TYCO INDUSTRIAL

OVERVIEW

    Information for all periods presented below reflects the grouping of Tyco Industrial's businesses into three segments, consisting of Electronics, Fire and Security Services, and Healthcare and Specialty Products.

    During the first quarter of fiscal 2002, the Company changed its internal reporting structure (due to the repurchase of the remaining shares of TyCom not already owned by Tyco) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

    Tyco Industrial segment revenues increased 7.5% during the quarter ended December 31, 2001 to $8,629.6 million from $8,029.0 million in the quarter ended December 31, 2000. Income before extraordinary items and cumulative effect of accounting changes was $1,453.8 million in the quarter ended December 31, 2001, as compared to $1,000.8 million in the quarter ended December 31, 2000. Income before extraordinary items for the quarter ended December 31, 2001 included restructuring and other non-recurring charges of $25.7 million ($17.7 million after-tax charges), related primarily to severance associated with the closure of existing facilities within the Fire and Security Services segment which became redundant when the operations of certain purchased businesses were integrated within this segment. Income before cumulative effect of accounting changes for the quarter ended December 31, 2000 included a net credit of $175.6 million ($3.9 million after-tax credit) consisting of the following:
(i) a $184.3 million write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt");
(ii) restructuring and other non-recurring charges of $43.1 million related primarily to the write-up of inventory under purchase accounting and to an environmental remediation project; (iii) an impairment charge of $7.4 million related to the closure of a manufacturing plant and (iv) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive. Results before non-recurring items are commonly used as a basis for measuring operating performance, but they should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles.

    The following table details Tyco Industrial's net revenue and earnings for the quarters ended December 31, 2001 and 2000 ($ in millions):

                                                               FOR THE QUARTERS
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
TOTAL TYCO INDUSTRIAL SEGMENT REVENUES......................  $8,629.6   $8,029.0
                                                              ========   ========
Tyco Industrial operating income before certain
  charges(1)................................................  $1,678.8   $1,650.9
Restructuring and other non-recurring charges...............     (25.7)     (43.1)
Write-off of purchased in-process research and
  development...............................................        --     (184.3)
Charge for the impairment of long-lived assets..............        --       (7.4)
                                                              --------   --------
Tyco Industrial operating income after certain charges......   1,653.1    1,416.1
Amortization of goodwill....................................        --     (120.1)
                                                              --------   --------
Total Tyco Industrial operating income......................   1,653.1    1,296.0
Net gain on sale of businesses..............................        --      410.4
Tyco Capital net earnings...................................     255.4         --
Interest and other financial charges, net...................    (188.1)    (168.1)
                                                              --------   --------
Income before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting changes.........   1,720.4    1,538.3
Income taxes................................................    (268.1)    (525.0)
Minority interest...........................................       1.5      (12.5)
                                                              --------   --------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES........................................   1,453.8    1,000.8
Extraordinary items, net of tax.............................      (2.8)        --
Cumulative effect of accounting changes, net of tax.........        --     (683.4)
                                                              --------   --------
TYCO INDUSTRIAL NET INCOME..................................  $1,451.0   $  317.4
                                                              ========   ========

------------------------------

(1) This amount is the sum of the operating profit of Tyco Industrial's three business segments as set forth in the segment discussion below, less certain corporate expenses in the amount of $66.1 million and $67.2 million for the quarters ended December 31, 2001 and 2000, respectively, and is before restructuring and other non-recurring charges, the write-off of purchased in-process research and development, charge for the impairment of long-lived assets and goodwill amortization. Restructuring and other non-recurring charges in the amount of $5.8 million and $25.0 million related to inventory have been deducted as part of cost of revenue in the Consolidated Statements of Operations for the quarters ended December 31, 2001 and 2000, respectively; they have not, however, been deducted as part of cost of revenue for the purpose of calculating operating income before certain charges in this table. These charges are instead included in restructuring and other non-recurring charges.

    Total Tyco Industrial segment revenues increased $600.6 million, or 7.5%, to $8,629.6 million in the first quarter of fiscal 2002 as compared to $8,029.0 million in the first quarter of fiscal 2001. Tyco Industrial's operating income before certain charges increased $27.9 million, or 1.7%, to $1,678.8 million in the first quarter of fiscal 2002 as compared to $1,650.9 million in the first quarter of fiscal 2001. The increases in revenues and income were due to significant increases in both revenues and income in our Fire and Security Services segment, and, to a lesser extent, in our Healthcare and Specialty Products segment, partially offset by significant decreases in our Electronics segment. The net increases resulted from acquisitions.

    Total operating income before certain charges as a percentage of revenue was 19.5% and 20.6% during the quarters ended December 31, 2001 and 2000, respectively. This decrease was due to a decrease in margins in our Electronics segment, partially offset by an increase in margins in the Healthcare and Specialty Products and the Fire and Security Services segments. More detailed information by segment is provided further below.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the financial results of acquired companies. The discussions following the tables below include results of operations for the periods indicated as if the indicated acquisitions had been completed as of the beginning of the periods presented.

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000

TYCO INDUSTRIAL

REVENUE AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

                                                          FOR THE QUARTERS ENDED
                                                               DECEMBER 31,
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------
                                                               (UNAUDITED)
Revenue.................................................  $3,131.6      $3,865.9
Operating income........................................  $  621.3      $  941.8
Operating margins.......................................      19.8%         24.4%

    The 19.0% decrease in revenue in the quarter ended December 31, 2001 compared with the quarter ended December 31, 2000 for the Electronics segment resulted primarily from continued softness in demand in the communications, telecommunications, printed circuit and computer and consumer electronics end markets. Revenue at Tyco Electronics decreased 19.1% and revenue at Tyco Electrical and Metal Products declined approximately 12.5% both as a result of lower volume in certain end markets and lower sales prices (resulting from lower raw material prices). Revenue at the segment's Telecommunications business declined 22.5%. Excluding the acquisitions of CIGI Investment Group, Inc. in October 2000, Lucent Technologies' Power Systems business ("LPS") in December 2000, Century Tube Corporation in October 2001, and Transpower Technologies in November 2001, revenue decreased an additional 4.0%. We expect our Electronics segment to continue to experience softness in demand during the current downturn in these end markets.

    The 34.0% decrease in operating income and the decrease in operating margins in the quarter ended December 31, 2001 compared with the quarter ended
December 31, 2000 was primarily due to the decrease in revenue and lower manufacturing volume, which increased unit costs.

    FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                            FOR THE QUARTERS
                                                           ENDED DECEMBER 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
                                                               (UNAUDITED)
Revenue..................................................  $3,288.6   $2,167.4
Operating income before certain charges..................  $  566.1   $  355.6
Operating margins before certain charges.................      17.2%      16.4%

Operating income after certain charges...................  $  540.4   $  343.7
Operating margins after certain charges..................      16.4%      15.9%

    The 51.7% increase in revenue in the quarter ended December 31, 2001 over the quarter ended December 31, 2000 resulted primarily from higher sales volume and increased service revenue in both the non-U.S. fire protection businesses and the worldwide electronic security services business and, to a lesser extent, increased revenue at Tyco Valves and Controls. The increases were due primarily to acquisitions and, to a lesser extent, a higher volume of recurring service revenues. Acquisitions included Simplex Time Recorder Co. in January 2001, Scott Technologies, Inc. in May 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("Security Link") in July 2001, SBC/Smith Alarm Systems in October 2001, and DSC Group, Water & Power Technologies and Sensormatic in November 2001. Excluding the impact of the acquisitions listed above, revenue increased an estimated 21.1%.

    The 59.2% increase in operating income before certain charges in the quarter ended December 31, 2001 over the quarter ended December 31, 2000 was primarily due to acquisitions and, to a lesser extent, increased service volume in the non-U.S. fire protection businesses and the worldwide electronic security services business. The increase in operating margins before certain charges was primarily due to increased sales volume and service revenue in worldwide fire protection.

    Operating income and margins after certain charges reflect restructuring and other non-recurring charges of $25.7 million in the quarter ended December 31, 2001 compared to a non-recurring charge of $11.9 million in the quarter ended December 31, 2000.

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                            FOR THE QUARTERS
                                                           ENDED DECEMBER 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
                                                               (UNAUDITED)
Revenue..................................................  $2,209.4   $1,995.7
Operating income before certain charges..................  $  557.5   $  420.7
Operating margins before certain charges.................      25.2%      21.1%

Operating income after certain charges...................  $  557.5   $  201.2
Operating margins after certain charges..................      25.2%      10.1%

    The 10.7% increase in revenue in the quarter ended December 31, 2001 over the quarter ended December 31, 2000 was primarily the result of both increased revenues in the non-U.S. healthcare businesses and acquisitions. These acquisitions included Mallinckrodt Inc. in October 2000, InnerDyne, Inc. in December 2000, and Linq Industrial Fabrics, Inc. in December 2001. Excluding the impact of the acquisitions listed above, revenue increased an estimated 5.3%.

    The increase in operating income and margins before certain charges in the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 was due primarily to increased sales of higher margin products and operating efficiencies realized from cost reductions at Mallinckrodt.

    Operating income and margins after certain charges reflect the write-off of purchased in-process research and development and restructuring and other non-recurring charges totaling $219.5 million in the quarter ended December 31, 2000.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 was a decrease in revenue of approximately $61.1 million and a decrease in operating income of approximately $18.2 million.

CORPORATE ITEMS

    Corporate expenses of $66.1 million in the quarter ended December 31, 2001 were relatively unchanged compared to $67.2 million (excluding a net gain on the sale of businesses of $410.4 million and a non-recurring charge of $3.4 million) in the quarter ended December 31, 2000.

INTEREST EXPENSE, NET

    Net interest expense increased to $188.1 million in the quarter ended December 31, 2001, as compared to $168.1 million in the quarter ended December 31, 2000. The increase was due primarily to increased debt balances partially offset by lower interest rates. We expect our interest expense to increase for the remainder of fiscal 2002 given our recent drawdown of our higher rate bank credit facilities and exit from the commercial paper market.

ACCOUNTING POLICIES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies for Tyco Industrial include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

    Investments--Investments for which Tyco Industrial does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings.

    Long-Lived Assets--Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and capacity available for sale on the TyCom Global Network, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows.

    The fiberoptic capacity market has experienced sharply declining prices and decreases in overall demand. The Company has assessed the carrying value of its fiberoptic network using an analysis that employs significant estimates as to current and future market pricing and demand and network completion costs and is highly sensitive to changes in those estimates. Based upon our estimates as of December 31, 2001, we have concluded that the value of our fiberoptic network, which is carried at cost, is not impaired.

    Management continues to monitor developments in the fiberoptic capacity markets, hence it is possible that the assumptions underlying the impairment analysis will change in such a manner that an impairment in value may occur in the foreseeable future.

    Revenue Recognition--Contract sales for the installation of fire protection systems, underwater cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion.

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                           FOR THE QUARTER ENDED
($ IN MILLIONS)                                              DECEMBER 31, 2001
---------------                                            ---------------------
Finance income...........................................        $ 1,198.0
Interest expense.........................................           (373.0)
                                                                 ---------
Net finance income.......................................            825.0
Depreciation on operating lease equipment(1).............           (338.5)
                                                                 ---------
Net finance margin.......................................            486.5
Provision for credit losses..............................           (112.9)
                                                                 ---------
Net finance margin, after provision for credit losses....            373.6
Other income.............................................            245.1
                                                                 ---------
Operating margin.........................................            618.7
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1)...........................................           (238.6)
                                                                 ---------
Income before income taxes and minority interest.........        $   380.1
                                                                 =========
Average earning assets ("AEA")(2)........................        $37,471.2
Net finance margin as a percent of AEA (annualized)......             5.19%

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

    Tyco Capital's revenues were $1,443.1 million for the quarter ended December 31, 2001 consisting of finance income of $1,198.0 million and other income of $245.1 million. As a percentage of AEA, finance income was 12.8%. For the quarter ended December 31, 2001, Tyco Capital's income before income taxes and minority interest was $380.1 million.

    Interest expense totaled $373.0 million for the quarter ended December 31, 2001. As a percentage of AEA, interest expense was 4.0%. We expect Tyco Capital's interest expense to increase as a result of its having drawn down on its bank credit facilities to repurchase outstanding commercial paper. Net finance margin during the quarter ended December 31, 2001 reflects the favorable impact of the sale and liquidation of under-performing assets and the effect of fair value adjustments in purchase accounting.

    Other income for Tyco Capital was $245.1 million for the quarter ended December 31, 2001 as set forth in the following table ($ in millions):

Fees and other income.......................................   $173.5
Factoring commissions.......................................     38.3
Gains on securitizations....................................     28.0
Gains on sales of leasing equipment.........................      2.7
Gains on venture capital investments........................      2.6
                                                               ------
  Total.....................................................   $245.1
                                                               ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

    The provision for credit losses was $112.9 million, or 1.2% of AEA, for the quarter ended December 31, 2001. Financing and leasing portfolio assets totaled $38.6 billion at December 31, 2001 as compared to $40.7 billion at September 30, 2001, while managed assets totaled $49.0 billion at December 31, 2001 as compared to $50.9 billion at September 30, 2001. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by Tyco Capital. The reduced asset levels reflect the sale and liquidation of under-performing assets in industries expected to continue to have low margins coupled with the lower origination volumes due to the soft economic environment.

ACCOUNTING POLICIES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The following accounting policies for Tyco Capital include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

    Charge-off of Finance Receivables--Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers).

    Investments--Investments for which Tyco Capital does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings.

    Impaired Loans--Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

    Retained Interests in Securitizations--Significant financial assumptions, including loan pool credit losses, prepayment speeds and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in the subsequent quarterly valuations of retained interests. Any resulting losses, representing the excess of carrying value over estimated fair value, are recorded in current earnings. However, unrealized gains are reflected in shareholder's equity as part of other comprehensive income, rather than in earnings.

    Lease Residual Values--Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of the estimated residual values, with impairment, other than temporary, recognized in the current period.

    Reserve for Credit Losses--The reserve for credit losses is periodically reviewed by management for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past-due loans and non-performing assets. Management uses judgement in determining the level of the consolidated reserve for credit losses and in evaluating the adequacy of the reserve.

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, restructuring and other non-recurring charges, charge for the impairment of long-lived assets and net gain on the sale of businesses, was 21.3% during the quarter ended December 31, 2001, as compared to 25.9% in the quarter ended December 31, 2000. The decrease in the effective income tax rate was primarily due to goodwill (which was not deductible for tax purposes) no longer being amortized and due to higher earnings in tax jurisdictions with lower income tax rates.

EXTRAORDINARY ITEMS

    As interest rates have fallen, Tyco has repurchased some high interest rate debt of companies acquired prior to their scheduled maturities. In the quarter ended December 31, 2001, the Company recorded extraordinary items totaling
$2.8 million, net of tax, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), in which the SEC Staff expressed its views regarding the appropriate recognition of revenue in a variety of circumstances, some of which are relevant to us. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems. In addition, in response to SAB 101, we undertook a review of our revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of fiscal 2001, we changed our method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the first quarter of fiscal 2001.

    In addition, during the first quarter of fiscal 2001, we recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                        LIQUIDITY AND CAPITAL RESOURCES

TYCO INDUSTRIAL

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in the quarters ended December 31, 2001 and 2000. We refer to the net amount of cash generated from operating activities, less capital expenditures and dividends, as "free cash flow."

                                                               FOR THE QUARTERS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
($ IN MILLIONS)                                                 2001       2000
---------------                                               --------   --------
                                                                  (UNAUDITED)
Tyco Industrial operating income before certain
  charges(1)................................................  $1,678.8   $1,650.9
Depreciation and amortization(2)............................     480.7      366.7
Net (decrease) increase in deferred income taxes............     (59.9)     192.8
Less:
  Net increase in working capital...........................    (687.0)    (611.0)
  Interest and other financial charges, net.................    (188.1)    (168.1)
  Income tax expense........................................    (268.1)    (525.0)
  Restructuring expenditures(3).............................     (90.9)     (11.3)
  Other, net................................................     103.7       19.3
                                                              --------   --------
Cash flow from operating activities.........................     969.2      914.3
Less:
  Capital expenditures(4)...................................    (569.4)    (397.3)
  Dividends paid............................................     (24.4)     (21.5)
  Construction of TyCom Global Network......................    (590.7)    (268.7)
                                                              --------   --------
Free cash flow..............................................  $ (215.3)  $  226.8
                                                              ========   ========

------------------------------

(1) This amount is the sum of the operating profits of Tyco Industrial's three business segments as set forth above, less certain corporate expenses, and is before restructuring and other non-recurring charges, a charge for the write-off of purchased in-process research and development, charge for the impairment of long-lived assets and goodwill amortization.

(2)  This amount is the sum of depreciation of tangible property
     ($359.6 million and $296.5 million for the quarters ended December 31, 2001 and 2000, respectively) and amortization of intangible assets other than goodwill ($121.1 million and $70.2 million for the quarters ended
    December 31, 2001 and 2000, respectively).

(3) This amount is cash paid out for restructuring and other non-recurring charges.

(4) This amount includes $28.3 million and $116.4 million received in sale-leaseback transactions during the quarters ended December 31, 2001 and
    2000, respectively.

    During the quarter ended December 31, 2001, we paid out $176.9 million in cash that was charged against purchase accounting reserves established in connection with acquisitions. This amount is included in "Acquisition of businesses, net of $51.0 million of cash acquired" in the Consolidated Statement of Cash Flows.

    During the quarter ended December 31, 2001, we recorded restructuring and other non-recurring charges of $25.7 million, of which charges of $5.8 million are included in cost of revenue, related primarily to severance associated with the closure of facilities associated with acquisitions within the Fire and Security Services segment which became redundant when the operations of certain purchased businesses were integrated within this segment. At September 30, 2001, there existed reserves for restructuring and other non-recurring charges of $340.2 million. During the quarter ended December 31, 2001, we paid out
$90.9 million in cash and incurred $8.0 million in non-cash charges that were charged against these reserves. At December 31, 2001, there remained
$267.0 million of reserves for merger, restructuring and other non-recurring charges on Tyco Industrial's Consolidated

Balance Sheet, of which $238.4 million is included in accrued expenses and other current liabilities and $28.6 million is included in other long-term liabilities.

    During the quarter ended December 31, 2001, Tyco Industrial purchased businesses at an aggregate cost of $3,036.2 million. This amount consists of:
$1,052.3 million paid in cash, net of $51.0 million of cash acquired;
$1,941.9 million paid in the form of Tyco common shares; and assumed stock options with a fair value of $42.0 million. Also during the quarter, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Debt of acquired companies aggregated $607.6 million.

    At the beginning of fiscal 2002, purchase accounting reserves were $732.1 million as a result of purchase accounting transactions in prior years. In connection with first quarter fiscal 2002 acquisitions, we established purchase accounting reserves of $80.7 million for transaction and integration costs. In addition, purchase accounting liabilities of $216.2 million and a corresponding increase to goodwill and deferred tax assets were recorded during the quarter ended December 31, 2001 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Tyco Capital and SecurityLink, all acquired during fiscal 2001. During the quarter ended December 31, 2001, we paid out $176.9 million in cash for purchase accounting liabilities, plus $41.8 million relating to earn-out liabilities, and incurred $2.6 million in non-cash charges (including
$2.3 million relating to earn-out liabilities) against the reserves established during and prior to this quarter. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers, if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. Also, in the quarter ended December 31, 2001, we determined that $15.8 million of purchase accounting reserves related primarily to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At December 31, 2001, there remained $836.0 million in purchase accounting reserves on Tyco Industrial's Consolidated Balance Sheet, of which
$650.8 million is included in accrued expenses and other current liabilities and $185.2 million is included in other long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $687.0 million in the quarter ended
December 31, 2001. The components of this change are set forth in detail in Tyco Industrial's Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity. Historically, the Company generates the lowest level of cash flow in its first fiscal quarter as compared to the other quarters in the fiscal year, because it pays out cash bonuses in the first fiscal quarter on account of performance in the prior fiscal year. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During the quarter ended December 31, 2001, we decreased our participation in our sale of accounts receivable program by approximately $63 million, and simultaneously increased our participation in our sale of accounts receivable to third parties program with Tyco Capital by approximately the same amount. These two transactions effectively switched our financing source from third parties to Tyco Capital with a minimal impact in our changes in working capital.

    Acquisitions were an important part of Tyco's growth during the first quarter of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. Goodwill and other intangible assets were $32,211.0 million at December 31, 2001, compared to $28,740.9 million at September 30, 2001.

    The source of the cash used for acquisitions in fiscal 2002 was primarily proceeds from the issuance of debt. At December 31, 2001, Tyco Industrial's total debt was $24,760.0 million, as compared to $21,619.0 million at September 30, 2001.

    In October 2001, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program.

    In November 2001, TIG sold E500.0 million 4.375% notes due 2005,
E685.0 million 5.5% notes due 2009, L200.0 million 6.5% notes due 2012 and L285.0 million 6.5% notes due 2032, utilizing capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of all four tranches were the equivalent of $1,726.6 million and were used to repay borrowings under TIG's commercial paper program.

    During the quarter ended December 31, 2001, we received proceeds of $134.7 million from the exercise of common share options and used
$599.0 million of cash to repurchase our own common shares.

    Shareholders' equity was $35,296.4 million, or $17.72 per share, at December 31, 2001, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The increase in shareholders' equity was due primarily to:
(i) the issuance of approximately 64.2 million common shares valued at $2,764.1 million for the acquisition of Sensormatic, the amalgamation with TyCom and the shares issued related to an earn-out payment, (ii) net income of $1,451.0 million and (iii) $42.0 million for the fair value of options assumed. This increase was partially offset by the repurchase of our common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 41% at December 31, 2001 and September 30, 2001. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 38% at December 31, 2001 and 37% at September 30, 2001.

    The following summarizes Tyco Industrial's change in net debt for the quarter ended December 31, 2001:

NET DEBT BALANCE AT SEPTEMBER 30, 2001......................             $19,839.8
  Operating cash flow.......................................   (969.2)
  Purchase of property, plant and equipment.................    569.4
  Dividends.................................................     24.4
  Construction in progress--TGN.............................    590.7
                                                              -------
    Negative free cash flow.................................                 215.3
  Acquisition of businesses.................................               1,271.0
  Proceeds from exercise of options.........................                (134.7)
  Repurchase of common shares...............................                 599.0
  Debt of acquired companies................................                 607.6
  Net cash payments to Tyco Capital.........................                 430.8
  Other items...............................................                  65.6
                                                                         ---------
NET DEBT BALANCE AT DECEMBER 31, 2001.......................             $22,894.4
                                                                         =========

    If rating agencies downgrade Tyco Industrial's debt to below investment grade status, Tyco Industrial may be required to repurchase its Y30 billion (U.S.$225 million) 3.5% notes due 2030 and receivables previously sold under our third party sale of accounts receivables program. Amounts outstanding under these receivables programs aggregated $566 million as of December 31, 2001. The value of the Y30 billion 3.5% notes due 2030 and amounts sold under our sale of accounts receivables program has not changed significantly through February 13, 2002.

    On January 17, 2002, a subsidiary of Tyco acquired for cash Paragon Trade Brands, Inc. ("Paragon"), a global supplier of infant disposable diapers and other absorbent personal care products. The transaction is valued at approximately $650 million including the purchase of shares, options and warrants, and the assumption of net debt. Paragon will be integrated within Tyco's Healthcare group.

    On January 24, 2002 a subsidiary of Tyco acquired for cash CII Technologies, Inc. ("CII"), a provider of advanced control electronic solutions in high performance relays, contractors, general purpose relays, transformers, and EMI/RFI filters to a diversified market place that includes aerospace, defense, communications, HVAC, and commercial/industrial equipment. The transaction is valued at approximately $310 million. CII will be integrated within Tyco's Electronics business.

    During fiscal 2001, Tyco entered into an agreement to acquire C.R. Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated their merger agreement. Each party will bear its own costs, and no break up fee will be paid.

    In January 2002, TIG entered into a $1.5 billion bridge loan, which is guaranteed by Tyco, with a variable LIBO-based rate, which is 2.64% as of February 13, 2002. Pursuant to the agreement, TIG is obligated to repay $645.0 million in April 2002, with the remaining balance due in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which is guaranteed by Tyco, has a variable LIBO-based rate, which is 3.525% as of February 13, 2002.

    In addition, on February 4, 2002 TIG borrowed $3.855 billion under its unsecured 364-day revolving credit facility with a maturity date of February 6, 2002, which had been maintained as liquidity support for its commercial paper program. On February 6, 2002, TIG exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is guaranteed by Tyco, has a variable LIBO-based rate, which is 3.52% as of February 13, 2002.

    Proceeds from the bridge loan and credit facilities are being used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital for Tyco Industrial. Following these borrowings, Standard & Poor's and Fitch downgraded Tyco's long-term debt and commercial paper ratings, while Moody's confirmed its ratings, resulting in the ratings shown in the following table:

                                              AT DECEMBER 31, 2001     AT FEBRUARY 13, 2002
                                             ----------------------   ----------------------
                                             SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                             ----------   ---------   ----------   ---------
Moody's....................................       P2         Baa1          P2         Baa1
Standard & Poor's..........................       A1            A          A3          BBB
Fitch......................................       F1            A          F2           A-

    THE SECURITY RATINGS STATED ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    At the time we announced our plan to separate into four independent companies, we indicated that we planned to offer to repurchase various debt securities, including our convertible debt securities. We are currently considering various alternatives with respect to our debt securities and, as a result, do not expect to offer to purchase the debt securities in the near-term, although we may make open market purchases in appropriate circumstances.

    We believe that our cash flow from Tyco Industrial's operations, together with proceeds of the borrowings under our existing credit facilities is adequate to fund Tyco Industrial's operations. However, a decrease in demand for the Company's products and services, further debt rating downgrades or deterioration in the Company's financial ratios could negatively impact the Company's accessibility to financing and cost of funds. We do not anticipate a need to issue new debt until sometime after December 2002.

TYCO INDUSTRIAL BACKLOG

    At December 31, 2001, Tyco Industrial had a backlog of unfilled orders of approximately $11,094.9 million, compared to a backlog of approximately $10,999.1 million at September 30, 2001. Backlog by industry segment is as follows ($ in millions):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2001
                                                              ------------   -------------
                                                                      (UNAUDITED)
Electronics.................................................    $ 2,765.5      $ 2,809.8
Fire and Security Services..................................      8,167.0        8,010.9
Healthcare and Specialty Products...........................        162.4          178.4
                                                                ---------      ---------
                                                                $11,094.9      $10,999.1
                                                                =========      =========

    The slight decrease in backlog within the Electronics segment reflects the continued softness in demand in the communications, telecommunications, printed circuit, and computer and consumer electronics end markets. Within the Fire and Security Services segment, backlog increased in part due to the acquisition of Sensormatic, which resulted in an addition of approximately $57.0 million to backlog. Backlog in the Healthcare and Specialty Products segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

TYCO CAPITAL

LIQUIDITY RISK MANAGEMENT

    On February 5, 2002, Tyco Capital drew down on its $8.5 billion in unsecured bank credit facilities, which have historically been maintained as liquidity support for its commercial paper programs. The proceeds are being used to satisfy Tyco Capital's outstanding commercial paper obligations at the scheduled maturities. The facilities are revolving credit and floating-rate term bank loans. The maturities of the facilities are as follows: $4.0 billion in March 2002 (with a one year term-out option to convert the maturity to March
2003), $0.8 billion in April 2003 and $3.7 billion in March 2005. Weighted-average interest on the facilities is approximately LIBOR plus 31 basis points. Tyco Capital expects to return to the commercial paper market at some time in the future with a dealer-based program. This draw down followed Tyco's announcement of plans to separate into four independent public companies, as well as a similar draw down of bank lines by Tyco.

    Following the downgrade of Tyco, each of Tyco Capital's ratings were downgraded by Standard & Poor's and Fitch, while Moody's confirmed Tyco Capital's ratings, resulting in the ratings shown in the following table:

                                              AT DECEMBER 31, 2001     AT FEBRUARY 13, 2001
                                             ----------------------   ----------------------
                                             SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                             ----------   ---------   ----------   ---------
Moody's....................................      P-1          A2          P-1          A2
Standard & Poor's..........................      A-1          A+          A-2          A-
Fitch......................................       F1          A+           F2          A-

------------------------

    THE SECURITY RATINGS STATED ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    On February 4, 2002, Tyco Capital announced that it is undertaking several initiatives to strengthen its financial position. These initiatives include: plans to establish new securitization facilities that provide access to approximately $3.0 billion of financing; plans to establish a dealer group for its commercial paper program; and plans to amend existing public debt indentures to limit or restrict intercompany transactions with Tyco, including prohibiting the extension of loans and payment of dividends.

    The contractual maturities of Tyco Capital's commercial paper and term debt from February 4, 2002 to September 30, 2002 is shown in the following table ($ in millions):

                                                                                                            JULY-
                                                 FEBRUARY      MARCH      APRIL       MAY        JUNE     SEPTEMBER      TOTAL
                                                -----------   --------   --------   --------   --------   ----------   ---------
Commercial paper maturities(1)...............    $5,169.0     $2,777.0   $  471.0   $  154.0    $   --     $   32.0    $ 8,603.0
Term debt maturities.........................       375.0        301.0    1,446.0    1,104.0     823.0      2,033.0      6,082.0
                                                 --------     --------   --------   --------    ------     --------    ---------
  Totals.....................................    $5,544.0     $3,078.0   $1,917.0   $1,258.0    $823.0     $2,065.0    $14,685.0
                                                 ========     ========   ========   ========    ======     ========    =========

------------------------------

(1)  Represents commercial paper, net of overnight deposits.

    Tyco Capital's short-term liquidity plan focuses on the funds required to meet scheduled maturities of commercial paper and term debt. While Tyco Capital expects to access the public debt markets, the plan assumes that commercial paper maturities will be substantially paid with the $8.5 billion in proceeds from the bank lines and that funds required to meet term debt maturities will be paid via securitizations, including existing commercial equipment vehicles and the additional $3.0 billion in facilities described above. Proceeds from paydowns on Tyco Capital's existing receivables are expected to be used to fund new portfolio volume. Tyco Capital expects over time to have its ratings reviewed by the rating agencies to regain cost-effective access to the public debt markets.

    From time to time, Tyco Capital files registration statements for debt securities which it may sell in the future. At February 10, 2002, Tyco Capital had $14.7 billion of registered, but unissued, debt securities under a shelf registration statement and $9.6 billion of registered, but unissued, securities under shelf registration statements relating to its asset-backed securitization program.

SECURITIZATION AND JOINT VENTURE ACTIVITIES

    Tyco Capital utilizes joint ventures and special purpose entities (SPE's) in the normal course of business to execute securitization transactions and conduct business in key vendor relationships.

    Securitization Transactions--SPE's are used to achieve "true sale" and bankruptcy remote requirements for these transactions in accordance with SFAS No. 140, "Accounting for Transfers and

Servicing of Financial Assets and Extinguishment of Liabilities." Pools of assets are originated and sold to independent trusts (the SPE's), which in turn issue securities to investors solely backed by asset pools. Accordingly, Tyco Capital has no legal obligations to repay the investment certificates in the event of a default by the Trust. Tyco Capital retains the servicing rights and participates in certain cash flows of the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded in other assets as a "retained interest." Assets securitized are shown in Tyco Capital's managed assets and Tyco Capital's capitalization ratios on managed assets.

    Joint Ventures--Tyco Capital utilizes joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture entity and purchased by CIT. These distinct legal entities are jointly owned by the vendor partner and Tyco Capital, and there is no third-party debt involved. These arrangements are accounted for on the equity method, with profits and losses distributed according to the joint venture agreement.

    Commitments and Contingencies--In the normal course of business, Tyco Capital grants commitments to extend additional financing and leasing asset credit and Tyco Capital has commitments to purchase commercial aircraft for lease to third parties. Tyco Capital also enters into various credit-related commitments, including letters of credit, acceptances and guarantees. These financial arrangements generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the Consolidated Balance Sheet. To minimize potential credit risk, Tyco Capital generally requires collateral and other credit-related terms from the customer.

CONSOLIDATED ITEMS

    On December 20, 2001, a subsidiary of Tyco entered into an agreement to acquire McGrath RentCorp ("McGrath"), a leading rental provider of modular offices and classrooms and electronic test equipment, for cash and Tyco common shares. The transaction is valued at approximately $482 million and is contingent upon customary regulatory review.

    In January 2002, the Company announced its plan to separate into four independent, publicly traded companies: Security and Electronics; Healthcare; Fire Protection and Flow Control; and Financial Services. Under the plan, common shares of Tyco Capital are expected to be distributed to Tyco shareholders in the third quarter of fiscal 2002. However, Tyco will consider other options, including selling Tyco Capital. In addition, the Company plans to sell its Plastics and Adhesives business.

    Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases has not changed materially from September 30, 2001.

ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.

                          FORWARD-LOOKING INFORMATION

    Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions; the demand for Tyco's goods and services; competitive factors in the industries in which Tyco competes; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); results of litigation; interest rate fluctuations and other changes in borrowing costs; other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; Tyco Capital's ability to access funding sources on a cost-effective basis, its credit loss experience and the adequacy of its credit loss reserve; the timing of construction and the successful operation of the Tyco Global Network; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the effects, risks and uncertainties of the implementation of Tyco's plan to separate into four independent public companies.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2001, except for possible additional interest rate exposure discussed in liquidity above.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    On February 4, 2002, Allan Carlin filed an action in the United States District Court for the Southern District of New York naming the Company, its chief executive officer and its chief financial officer as defendants. Plaintiff brings suit on behalf of himself and a purported class consisting of all persons who purchased shares of the Company between February 1, 2000 and February 1, 2002. Plaintiff alleges, among other things, that defendants have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to timely disclose that the Company would achieve its earnings targets only through undisclosed acquisitions; that the two individual defendants sold over $100 million of their personal holdings of Company stock; that the Company's management procedures were to make large payments to insiders, including a payment of $20 million to a director and a charity designated by the director; and that the Company's financial results were negatively impacted by a change in accounting rules promulgated by the Staff of the Securities and Exchange Commission. Plaintiff seeks damages in an undisclosed amount.

    On February 6, 2002, Milton D. Arowitz filed an action in the United States District Court for the Southern District of New York in which the complaint is in all material respects the same as the complaint in the Carlin action described above. On February 8, 2002, Donald Goldstein filed an action in the United States District Court for the Southern District of New York in which the complaint is in all material respects the same as the complaint in the Carlin action described above.

    On February 8, 2002, Lawrence Fagan, Sr., filed an action in the United States District Court for the Southern District of Florida, naming the Company and several of its officers and directors as defendants. Plaintiff brings suit on behalf of himself and a purported class of persons who purchased stock of the Company between December 13, 1999 and February 1, 2002. Plaintiff alleges, among other things, that defendants have violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to timely disclose numerous acquisitions; by developing an atmosphere of self-dealing that encouraged executives to manipulate earnings from acquisitions in order to reap substantial performance bonuses; and by engaging in improper and/or suspect practices that affected the accuracy of the Company's public disclosure. Plaintiff seeks damages in an undisclosed amount.

    On February 8, 2002, D. Scott Kelley filed an action in the United States District Court for the Southern District of Florida in which the complaint is in all material respects the same as the complaint in the Fagan action described above.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 Retention Agreement for Richard J. Meelia dated February 14, 2002 (filed herewith).

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

Date: February 14, 2001