Form 10-Q
period 2002-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2002-05-15
CIK 833444

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                                   001-13836
                            (COMMISSION FILE NUMBER)

                            ------------------------

                            TYCO INTERNATIONAL LTD.

             (Exact name of Registrant as specified in its charter)

                BERMUDA                                04-2297459
    (JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

  THE ZURICH CENTRE, SECOND FLOOR, 90 PITTS BAY ROAD, PEMBROKE, HM 08, BERMUDA
              (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICE)

                                  441-292-8674
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of May 8, 2002 was 1,996,870,766.

                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I-FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets (Unaudited) as of March 31,
    2002 and September 30, 2001.............................      1
  Consolidated Statements of Operations (Unaudited) for the
    quarters and six months ended March 31, 2002 and 2001...      2
  Consolidated Statements of Cash Flows (Unaudited) for the
    six months ended March 31, 2002 and 2001................      4
  Notes to Consolidated Financial Statements (Unaudited)....      5
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     31
Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     57
PART II--OTHER INFORMATION:
Item 1--Legal Proceedings...................................     58
Item 4--Submission of Matters to a Vote of Security
  Holders...................................................     58
Item 6--Exhibits and Reports on Form 8-K....................     59

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                         TYCO INTERNATIONAL LTD. AND
                                          CONSOLIDATED SUBSIDIARIES         TYCO INDUSTRIAL              TYCO CAPITAL
                                         ---------------------------   -------------------------   -------------------------
                                         MARCH 31,     SEPTEMBER 30,    MARCH 31,  SEPTEMBER 30,    MARCH 31,  SEPTEMBER 30,
                                            2002          2001           2002         2001           2002         2001
                                         -----------   -------------   ---------   -------------   ---------   -------------
ASSETS
Cash and cash equivalents..............  $  6,293.7     $  2,587.2     $4,034.4      $ 1,779.2     $2,259.3      $   808.0
Receivables, less allowance for
  doubtful accounts ($551.0 at March
  31, 2002 and $550.4 at September 30,
  2001 consolidated)...................     6,729.2        7,372.5      6,021.7        6,453.2        847.1        1,146.7
Inventories (Note 11)..................     5,272.3        5,101.3      5,272.3        5,101.3           --             --
Finance receivables, net...............    25,742.8       31,386.5           --             --     25,742.8       31,386.5
Construction in progress--Tyco Global
  Network..............................       705.7        1,643.8        705.7        1,643.8           --             --
Tyco Global Network placed in service,
  net..................................          --          698.6           --          698.6           --             --
Property, plant and equipment
  (including equipment leased to
  others), net (Note 11)...............    17,052.1       16,473.9     10,352.8        9,970.3      6,699.3        6,503.6
Investment in Tyco Capital.............          --             --     11,315.9       10,598.0           --             --
Goodwill, net..........................    34,492.2       29,811.5     27,596.1       23,264.0      6,896.1        6,547.5
Intangible assets, net.................     5,970.7        5,498.9      5,950.9        5,476.9         19.8           22.0
Other assets (Note 11).................    10,247.8        8,190.4      3,788.6        3,616.7      6,579.2        4,573.7
Deferred income taxes (Note 11)........     2,855.0        2,522.7      2,696.2        2,420.6        158.8          102.1
                                         ----------     ----------     ---------     ---------     ---------     ---------
    TOTAL ASSETS.......................  $115,361.5     $111,287.3     $77,734.6     $71,022.6     $49,202.4     $51,090.1
                                         ==========     ==========     =========     =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of
  long-term debt.......................  $ 20,454.2     $ 18,873.6     $6,670.6      $ 2,023.0     $13,783.6     $17,050.6
Accounts payable.......................     3,719.0        4,145.9      3,367.5        3,692.6        470.8          460.9
Accrued expenses and other current
  liabilities (Note 11)................     9,399.9       10,599.5      6,391.5        7,019.0      3,028.7        3,600.3
Long-term debt.........................    40,657.4       38,243.1     20,706.1       19,596.0     19,951.3       18,647.1
Other long-term liabilities............     3,895.2        3,477.4      3,583.5        3,081.9        311.7          395.5
Income taxes...........................     2,004.8        1,922.7      1,923.0        1,845.0         81.8           77.7
Deferred income taxes (Note 11)........     1,704.1        1,726.3      1,704.1        1,726.3           --             --
                                         ----------     ----------     ---------     ---------     ---------     ---------
    TOTAL LIABILITIES..................    81,834.6       78,988.5     44,346.3       38,983.8     37,627.9       40,232.1
                                         ----------     ----------     ---------     ---------     ---------     ---------
Mandatorily redeemable preferred
  securities...........................       258.6          260.0           --             --        258.6          260.0
Minority interest......................        56.3          301.4         56.3          301.4           --             --
Shareholders' Equity:
  Preference shares (Note 5)...........          --             --           --             --           --             --
  Common shares........................       399.6          387.1        400.1          387.1           --             --
  Capital in excess:
    Share premium......................     8,142.2        7,962.8      8,142.2        7,962.8           --             --
    Contributed surplus................    14,635.0       12,561.3     14,754.5       12,561.3     10,662.4       10,422.4
  Accumulated earnings.................    11,801.4       12,305.7     11,801.4       12,305.7        711.9          252.4
  Accumulated other comprehensive
    loss...............................    (1,766.2)      (1,479.5)    (1,766.2)      (1,479.5)       (58.4)         (76.8)
                                         ----------     ----------     ---------     ---------     ---------     ---------
    TOTAL SHAREHOLDERS' EQUITY.........    33,212.0       31,737.4     33,332.0       31,737.4     11,315.9       10,598.0
                                         ----------     ----------     ---------     ---------     ---------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY...........................  $115,361.5     $111,287.3     $77,734.6     $71,022.6     $49,202.4     $51,090.1
                                         ==========     ==========     =========     =========     =========     =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    TYCO INTERNATIONAL LTD.
                                                       AND CONSOLIDATED
                                                         SUBSIDIARIES               TYCO INDUSTRIAL        TYCO CAPITAL
                                                   -------------------------      --------------------   ----------------
                                                    FOR THE QUARTERS ENDED          FOR THE QUARTERS     FOR THE QUARTER
                                                          MARCH 31,                 ENDED MARCH 31,      ENDED MARCH 31,
                                                   -------------------------      --------------------   ----------------
                                                      2002         2001             2002        2001         2002
                                                   -----------   -----------      ---------   --------   ----------------
REVENUES AND OTHER INCOME:
Net revenue......................................   $ 8,661.5     $8,809.8        $ 8,661.5   $8,809.8       $     --
Finance income...................................     1,106.7           --               --         --        1,106.7
Other income.....................................       227.0           --               --         --          232.0
Earnings of Tyco Capital.........................          --           --            178.8         --             --
Loss on investments..............................      (180.6)        (3.9)          (180.6)      (3.9)            --
                                                    ---------     --------        ---------   --------       --------
  Total revenues and other income................     9,814.6      8,805.9          8,659.7    8,805.9        1,338.7
COSTS AND EXPENSES:
Cost of revenue..................................     5,664.1      5,514.5          5,664.1    5,514.5             --
Selling, general, administrative and other costs
  and expenses...................................     2,384.1      1,611.1          1,844.7    1,611.1          544.4
Interest and other financial charges, net........       557.8        227.3            205.8      227.3          352.0
Provision for credit losses......................       195.0           --               --         --          195.0
Restructuring and other unusual charges
  (credits), net.................................       403.8        (52.8)           403.8      (52.8)            --
Charges for the impairment of long-lived
  assets.........................................     2,412.8         17.7          2,412.8       17.7             --
                                                    ---------     --------        ---------   --------       --------
  Total costs and expenses.......................    11,617.6      7,317.8         10,531.2    7,317.8        1,091.4
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS...............    (1,803.0)     1,488.1         (1,871.5)   1,488.1          247.3
Income taxes.....................................       (97.4)      (366.0)           (31.6)    (366.0)         (65.8)
Minority interest................................        (4.3)       (11.7)            (1.6)     (11.7)          (2.7)
                                                    ---------     --------        ---------   --------       --------
(Loss) income before extraordinary items.........    (1,904.7)     1,110.4         (1,904.7)   1,110.4          178.8
Extraordinary items, net of tax..................        (0.7)       (10.3)            (0.7)     (10.3)            --
                                                    ---------     --------        ---------   --------       --------
NET (LOSS) INCOME................................   $(1,905.4)    $1,100.1        $(1,905.4)  $1,100.1       $  178.8
                                                    =========     ========        =========   ========       ========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items.......   $   (0.96)    $   0.63
  Extraordinary items, net of tax................          --        (0.01)
  Net (loss) income..............................       (0.96)        0.63
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items.......   $   (0.96)    $   0.63
  Extraordinary items, net of tax................          --        (0.01)
  Net (loss) income..............................       (0.96)        0.62
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic..........................................     1,991.5      1,748.9
  Diluted........................................     1,991.5      1,773.9
PRO FORMA RESULTS, EXCLUDING GOODWILL
  AMORTIZATION:
  Income before extraordinary items..............                 $1,227.2
  Basic earnings per common share................                     0.70
  Diluted earnings per common share..............                     0.69
  Net income.....................................                 $1,216.9
  Basic net income per common share..............                     0.70
  Diluted net income per common share............                     0.69

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        TYCO INTERNATIONAL LTD.
                                                           AND CONSOLIDATED
                                                             SUBSIDIARIES             TYCO INDUSTRIAL         TYCO CAPITAL
                                                       -------------------------   ---------------------   ------------------
                                                       FOR THE SIX MONTHS ENDED     FOR THE SIX MONTHS     FOR THE SIX MONTHS
                                                              MARCH 31,              ENDED MARCH 31,        ENDED MARCH 31,
                                                       -------------------------   ---------------------   ------------------
                                                          2002          2001         2002        2001          2002
                                                       -----------   -----------   ---------   ---------   ------------------
REVENUES AND OTHER INCOME:
Net revenue..........................................   $17,291.1     $16,838.8    $17,291.1   $16,838.8        $     --
Finance income.......................................     2,304.7            --           --          --         2,304.7
Other income.........................................       467.5            --           --          --           477.1
Earnings of Tyco Capital.............................          --            --        434.2          --              --
Net (loss) on investments and gain on sale of
  businesses.........................................      (180.6)        406.5       (180.6)      406.5              --
                                                        ---------     ---------    ---------   ---------        --------
  Total revenues and other income....................    19,882.7      17,245.3     17,544.7    17,245.3         2,781.8
COSTS AND EXPENSES:
Cost of revenue......................................    10,909.7      10,488.9     10,909.7    10,488.9              --
Selling, general, administrative and other costs and
  expenses...........................................     4,667.6       3,159.9      3,555.7     3,159.9         1,121.5
Interest and other financial charges, net............     1,118.9         395.4        393.9       395.4           725.0
Provision for credit losses..........................       307.9            --           --          --           307.9
Restructuring and other unusual charges (credits),
  net................................................       423.7         (34.7)       423.7       (34.7)             --
Write-off of purchased in-process research and
  development........................................          --         184.3           --       184.3              --
Charges for the impairment of long-lived assets......     2,412.8          25.1      2,412.8        25.1              --
                                                        ---------     ---------    ---------   ---------        --------
  Total costs and expenses...........................    19,840.6      14,218.9     17,695.8    14,218.9         2,154.4
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES.................................        42.1       3,026.4       (151.1)    3,026.4           627.4
Income taxes.........................................      (487.9)       (891.0)      (299.7)     (891.0)         (188.2)
Minority interest....................................        (5.1)        (24.2)        (0.1)      (24.2)           (5.0)
                                                        ---------     ---------    ---------   ---------        --------
(Loss) income before extraordinary items and
  cumulative effect of accounting changes............      (450.9)      2,111.2       (450.9)    2,111.2           434.2
Extraordinary items, net of tax......................        (3.5)        (10.3)        (3.5)      (10.3)             --
Cumulative effect of accounting changes, net of
  tax................................................          --        (683.4)          --      (683.4)             --
                                                        ---------     ---------    ---------   ---------        --------
NET (LOSS) INCOME....................................   $  (454.4)    $ 1,417.5    $  (454.4)  $ 1,417.5        $  434.2
                                                        =========     =========    =========   =========        ========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes..........   $   (0.23)    $    1.21
  Extraordinary items, net of tax....................          --         (0.01)
  Cumulative effect of accounting changes, net of
    tax..............................................          --         (0.39)
  Net (loss) income..................................       (0.23)         0.81
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes..........   $   (0.23)    $    1.19
  Extraordinary items, net of tax....................          --         (0.01)
  Cumulative effect of accounting changes, net of
    tax..............................................          --         (0.39)
  Net (loss) income..................................       (0.23)         0.80
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic..............................................     1,983.1       1,742.0
  Diluted............................................     1,983.1       1,768.0
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income before extraordinary items and cumulative
    effect of accounting changes.....................                 $ 2,342.4
  Basic earnings per common share....................                      1.34
  Diluted earnings per common share..................                      1.33
  Net income.........................................                 $ 1,648.7
  Basic net income per common share..................                      0.95
  Diluted net income per common share................                      0.93

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                           TYCO INTERNATIONAL LTD.
                                                                     AND                 TYCO INDUSTRIAL
                                                          CONSOLIDATED SUBSIDIARIES   ---------------------      TYCO CAPITAL
                                                          -------------------------                           ------------------
                                                                                       FOR THE SIX MONTHS
                                                             FOR THE SIX MONTHS                               FOR THE SIX MONTHS
                                                              ENDED MARCH 31,           ENDED MARCH 31,        ENDED MARCH 31,
                                                          -------------------------   ---------------------   ------------------
                                                             2002          2001         2002        2001          2002
                                                          -----------   -----------   ---------   ---------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.......................................   $  (454.4)    $ 1,417.5    $  (454.4)  $ 1,417.5       $   434.2
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Earnings retained by Tyco Capital.....................          --            --       (434.2)         --              --
  Non-cash restructuring and other unusual charges,
    net.................................................       322.0          33.1        322.0        33.1              --
  Write-off of purchased in-process research and
    development.........................................          --         184.3           --       184.3              --
  Charges for the impairment of long-lived assets.......     2,412.8          25.1      2,412.8        25.1              --
  Cumulative effect of accounting changes, net of tax...          --         683.4           --       683.4              --
  Minority interest in net income of consolidated
    subsidiaries........................................         5.1          24.2          0.1        24.2             5.0
  Net loss on investments and (gain) on sale of
    businesses..........................................       180.6        (406.5)       180.6      (406.5)             --
  Gain on sale of financing assets......................      (118.2)           --           --          --          (118.2)
  Depreciation..........................................     1,394.3         619.1        731.5       619.1           662.8
  Goodwill and intangible assets amortization...........       255.9         404.4        255.9       404.4              --
  Provision for credit losses...........................       307.9            --           --          --           307.9
  Deferred income taxes.................................      (112.2)         80.0        (55.5)       80.0           (56.7)
  Debt and refinancing cost amortization................        78.3          32.2         78.3        32.2              --
  Other non-cash items..................................        26.3          90.1         26.3        90.1              --
    Changes in assets and liabilities, net of the
      effects of acquisitions and divestitures:
      Accounts receivable...............................       845.4         (67.4)       915.2       (67.4)             --
      Payments on sale of accounts receivable...........       (28.0)           --        (28.0)         --              --
      Inventories.......................................      (193.9)       (632.3)      (193.9)     (632.3)             --
      Other assets......................................      (332.6)         65.9       (306.0)       65.9           (26.6)
      Accounts payable, accrued expenses and other
        liabilities.....................................      (969.4)       (324.2)      (758.3)     (324.2)         (218.7)
      Income taxes......................................        19.6         333.9         19.0       333.9             0.6
      Other.............................................        12.7         (29.5)        16.2       (29.5)           (3.5)
                                                           ---------     ---------    ---------   ---------       ---------
        Net cash provided by operating activities.......     3,652.2       2,533.3      2,727.6     2,533.3           986.8
                                                           ---------     ---------    ---------   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and leasing
  assets (Note 12)......................................     2,265.6            --           --          --         2,203.4
Purchase of property, plant and equipment, net..........    (1,002.7)       (910.6)      (988.3)     (910.6)          (14.4)
Construction in progress-Tyco Global Network............      (878.5)       (707.8)      (878.5)     (707.8)             --
Acquisition of businesses, net of cash acquired.........    (2,719.1)     (5,589.0)    (2,719.1)   (5,589.0)             --
Disposal of businesses, net of cash sold................          --         898.7           --       898.7              --
Net purchases of investments............................       (11.9)       (128.3)       (11.9)     (128.3)             --
Other...................................................      (178.7)       (132.1)      (178.7)     (132.1)             --
                                                           ---------     ---------    ---------   ---------       ---------
        Net cash (used in) provided by investing
           activities...................................    (2,525.3)     (6,569.1)    (4,776.5)   (6,569.1)        2,189.0
                                                           ---------     ---------    ---------   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt..................     3,218.9       5,838.9      5,181.7     5,838.9        (1,962.8)
Proceeds from exercise of options.......................       181.3         349.5        181.3       349.5              --
Dividends paid..........................................       (49.7)        (43.6)       (49.7)      (43.6)             --
Repurchase of Tyco common shares........................      (765.8)     (1,096.9)      (765.8)   (1,096.9)             --
Repurchase of minority interest shares of subsidiary....          --         (39.0)          --       (39.0)             --
Net capital contribution to Tyco Capital................          --            --       (257.5)         --           257.5
Short-term advances from Tyco Capital...................          --            --         19.2          --           (19.2)
Other...................................................        (5.1)        (10.2)        (5.1)      (10.2)             --
                                                           ---------     ---------    ---------   ---------       ---------
        Net cash provided by (used in) financing
           activities...................................     2,579.6       4,998.7      4,304.1     4,998.7        (1,724.5)
                                                           ---------     ---------    ---------   ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............     3,706.5         962.9      2,255.2       962.9         1,451.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........     2,587.2       1,264.8      1,779.2     1,264.8           808.0
                                                           ---------     ---------    ---------   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............   $ 6,293.7     $ 2,227.7    $ 4,034.4   $ 2,227.7       $ 2,259.3
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

    - Tyco Capital--This represents CIT Group Inc. ("CIT") and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by CIT Group Inc. to a non-U.S. subsidiary of Tyco on September 30, 2001 and were repurchased by CIT Group Inc. in
      February 2002, and certain holding companies.

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis. The consolidated amounts as of September 30, 2001 are derived from our audited financial statements included in our Form 10-K for the year ended September 30, 2001.

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

2.  ACQUISITIONS AND DIVESTITURES

    During the first six months of fiscal 2002, the Company purchased businesses for an aggregate cost of $4,402.0 million, consisting of $2,342.7 million in cash, net of $155.3 million of cash acquired, and the issuance of approximately
47.6 million common shares valued at $1,911.4 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($22.2 million of which put option rights have been paid in cash). Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom. Debt of acquired companies aggregated $775.7 million. During the six months, the Company paid
$376.4 million of cash for purchase accounting liabilities related to current and prior years' acquisitions, which includes approximately $58.0 million relating to earn-out liabilities and purchase price adjustments on certain prior period acquisitions. The Company also issued shares valued at $2.3 million relating to earn-out liabilities. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. The cash portions of acquisition costs were funded utilizing net proceeds from the

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates. In connection with fiscal 2002 acquisitions, the Company recorded purchase accounting liabilities of $182.2 million for transaction costs and the costs of integrating the acquired companies within Tyco's business segments.

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed in the first six months of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $4,873.1 million in goodwill and $759.6 million in other intangible assets during the six months ended March 31, 2002. These amounts include $883.5 million and a negative $24.0 million for adjustments to goodwill and other intangible assets, respectively, for acquisitions completed in fiscal 2001 related to the fair value of net assets acquired (primarily Tyco Capital and Scott Technologies) and a net increase in purchase accounting liabilities (primarily Lucent Technologies' Power Systems business ("LPS"), Tyco Capital and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink")). Acquisitions were an important part of Tyco's growth during the first six months of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. However, the Company expects to complete fewer acquisitions prospectively due to its focus on enhancing internal growth within its existing businesses.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for all acquisitions completed in the first six months of fiscal 2002 and the TyCom amalgamation, adjusted to reflect changes in fair values of assets and liabilities and purchase

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) accounting liabilities and earn-out liabilities recorded for acquisitions completed prior to fiscal 2002 ($ in millions):

Receivables.................................................  $  173.4
Inventories.................................................     317.8
Property, plant and equipment, net..........................     409.7
Goodwill....................................................   4,873.1
Intangible assets...........................................     759.6
Other assets................................................     576.2
                                                              --------
                                                               7,109.8
                                                              --------
Accounts payable............................................     221.6
Accrued expenses and other current liabilities..............     973.8
Other long-term liabilities.................................     165.7
Minority interest...........................................    (248.9)
                                                              --------
                                                               1,112.2
                                                              --------
                                                              $5,997.6
                                                              ========
Cash consideration paid (net of $155.3 million of cash
  acquired).................................................  $2,342.7
Share consideration paid and fair value of stock options and
  pre-existing put option rights assumed....................   2,879.2
Debt assumed................................................     775.7
                                                              --------
                                                              $5,997.6
                                                              ========

    Fiscal 2002 acquisitions include, among others, SBC/Smith Alarm Systems ("Smith Alarm") and Century Tube Corporation ("Century") in October 2001; Sensormatic Electronics Corporation ("Sensormatic"), Transpower Technologies, DSC Group and Water & Power Technology ("Water & Power") in November 2001; Linq Industrial Fabrics, Inc. ("Linq") and the purchase of the remaining minority public interest of TyCom in December 2001; Paragon Trade Brands, Inc. ("Paragon") and Communications Instruments, Inc. ("CII") in January 2002; and Clean Air Systems in February 2002.

    Smith Alarm, a security monitoring company for both residential and commercial customers, was purchased for $78.2 million in cash and has been integrated within the Fire and Security Services segment. Century, a manufacturer of steel tubing, was purchased for $125.5 million in cash and has been integrated within the Electronics segment. Sensormatic, a leading supplier of electronic security solutions to the retail, commercial and industrial market places, was purchased for approximately 47.6 million Tyco common shares valued at $1,911.4 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million, and has been integrated within the Fire and Security Services segment. Transpower Technologies, a designer and manufacturer of inductors and isolation transformers, was purchased for $62.6 million in cash and has been integrated within the Electronics segment. The DSC Group, a manufacturer of security alarms, fire alarms and panels, was purchased for $90.6 million in cash and has been integrated within the Fire and Security Services segment. Water & Power, a provider of water treatment products and services, was purchased for $39.1 million in cash and has been integrated within the Fire and Security Services segment. Linq, a manufacturer of flexible intermediate bulk containers, was purchased for $34.2 million in cash and has been integrated within the Healthcare and Specialty Products segment. TyCom is a leading provider of undersea fiber optic networks and services. In
December 2001, the Company completed its

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Paragon, a global supplier of infant disposable diapers and other absorbent personal care products, was purchased for $706.8 million in cash and has been integrated within the Healthcare and Specialty Products segment. CII, a provider of advanced control electronic solutions in high performance relays, contractors, general-purpose relays, transformers, and EMI/RFI filters, was purchased for $214.0 million in cash and has been integrated within the Electronics segment. Clean Air Systems, a manufacturer of pollution control systems in industrial plants and products including industrial valves, controls and pneumatics, was purchased for $31.8 million in cash and has been integrated within the Fire and Security Services segment. In addition to the acquisitions listed above, Tyco acquired approximately 100 other smaller companies and business lines for an aggregate gross cost of $1,115.2 million in cash. All acquisitions were integrated within the Electronics, Fire and Security Services, or Healthcare and Specialty Products segments.

    The following table summarizes activity with respect to purchase accounting liabilities in the first six months of fiscal 2002 ($ in millions):

                                                     SEVERANCE          FACILITIES-RELATED      OTHER
                                                --------------------   ---------------------   --------
                                                NUMBER OF              NUMBER OF
                                                EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                                ---------   --------   ----------   --------   --------   --------
Balance at September 30, 2001.................    3,579     $ 193.8        229       $385.9     $152.4    $ 732.1
Fiscal 2002 acquisition reserves..............    3,995        84.3        127         62.3       35.6      182.2
Additions to fiscal 2001 acquisition
  reserves....................................    8,371       203.7        494         89.9       62.1      355.7
Reductions in estimates of acquisition
  reserves....................................     (870)      (11.5)      (197)       (21.4)     (14.4)     (47.3)
Fiscal 2002 utilization and
  reclassifications...........................   (7,621)     (150.6)      (336)      (102.8)     (89.0)    (342.4)
                                                 ------     -------       ----       ------     ------    -------
Balance at March 31, 2002.....................    7,454     $ 319.7        317       $413.9     $146.7    $ 880.3
                                                 ======     =======       ====       ======     ======    =======

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 127 facilities. The costs of employee terminations relate to the elimination of 2,423 positions in the United States, 551 positions in Europe, 525 positions in Canada, 334 positions in Latin America and 162 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 73 facilities in the United States, 33 facilities in Europe, 17 facilities in the Asia-Pacific region, 3 facilities in Canada and 1 facility in Latin America, consisting primarily of administrative offices, sales offices, manufacturing plants and distribution centers. At March 31, 2002, 1,699 employees had been terminated and 38 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    During the six months of fiscal 2002, we recorded additions to purchase accounting reserves as we continue to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Tyco Capital and SecurityLink. These changes in estimates resulted in additional purchase accounting liabilities of $355.7 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 5,282 positions in the United States, 1,949 positions in Europe, 638 positions in the Asia-Pacific region, 299 positions in Canada and 203 positions in Latin America, consisting of administrative, manufacturing, technical, and sales and marketing personnel. Additional facilities designated for closure include 238 facilities in the United States, 188 facilities in Europe, 51

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) facilities in the Asia-Pacific region, 13 facilities in Canada and 4 facilities in Latin America, consisting primarily of sales and administrative offices and manufacturing plants.

    During the first six months of fiscal 2002, we reduced our estimate of purchase accounting liabilities recorded in prior periods by $47.3 million, primarily because costs were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. As part of the finalization of business plans, the Company has engaged third-party valuation firms to independently appraise the fair value of certain assets acquired. Tyco is still in the process of obtaining independent valuations in order to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At March 31, 2002, a total of $880.3 million of purchase accounting reserves remained on the Consolidated Balance Sheet, of which $600.3 million are included in accrued expenses and other current liabilities and $280.0 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2002 acquisitions and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions and amalgamation had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                          FOR THE SIX MONTHS
                                                            ENDED MARCH 31,
                                                         ---------------------
                                                          2002(1)     2001(2)
(IN MILLIONS, EXCEPT PER SHARE DATA)                     ---------   ---------
Total revenues.........................................  $20,389.3   $18,725.8
(Loss) income before extraordinary items and cumulative
  effect of accounting changes.........................     (476.4)    2,143.1
Net (loss) income......................................     (479.9)    1,449.4
Basic (loss) earnings per common share:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes............      (0.23)       1.19
  Net (loss) income....................................      (0.24)       0.80
Diluted (loss) earnings per common share:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes............      (0.23)       1.17
  Net (loss) income....................................      (0.24)       0.79

------------------------------

(1) Includes a net loss on investments of $180.6 million; impairment charges and restructuring and other unusual charges of $3,188.6 million; and
    extraordinary items of $3.5 million.

(2) Includes a net gain on sale of businesses and investments of $406.5 million; the write-off of purchased in process research and development, impairment, restructuring and other unusual charges totaling $246.1 million; extraordinary items of $10.3 million; and cumulative effect of accounting changes of $683.4 million.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)
    On December 20, 2001, a subsidiary of Tyco entered into an agreement to acquire McGrath RentCorp, a leading rental provider of modular offices and classrooms and electronic test equipment, for cash and Tyco common shares. The transaction is valued at approximately $370 million. It is subject to customary regulatory review.

    During fiscal 2001, Tyco entered into an agreement to acquire C.R.
Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated the merger agreement. Each party bore its own costs, and no break up fee was paid.

3.  DEBT

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2002           2001
                                                              ----------   --------------
  Short-term debt is as follows ($ in millions):

TYCO INDUSTRIAL
Commercial paper -- U.S.....................................  $    13.4       $      --
Fixed-rate senior notes.....................................    1,021.9         1,347.2
Variable-rate unsecured bank credit facilities..............    5,355.0              --
Note payable to Tyco Capital................................         --           200.0
Other.......................................................      280.3           475.8
                                                              ---------       ---------
                                                                6,670.6         2,023.0

TYCO CAPITAL(1)
Commercial paper
  U.S.......................................................      636.4         8,515.1
  Non-U.S...................................................       73.5           354.1
Variable-rate unsecured bank credit facilities..............    4,033.4              --
Variable-rate senior notes..................................    5,837.0         5,725.0
Fixed-rate senior notes.....................................    3,203.3         2,356.4
Fixed-rate subordinated notes...............................         --           100.0
                                                              ---------       ---------
                                                               13,783.6        17,050.6
Eliminations................................................         --          (200.0)
                                                              ---------       ---------
CONSOLIDATED LOANS PAYABLE AND CURRENT MATURITIES OF
  LONG-TERM DEBT............................................  $20,454.2       $18,873.6
                                                              =========       =========

                            TYCO INTERNATIONAL LTD.

3.  DEBT (CONTINUED)

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2002           2001
                                                              ----------   --------------
  Long-term debt is as follows ($ in millions):

TYCO INDUSTRIAL
Commercial paper
  U.S.......................................................  $      --       $ 3,909.5
  Non-U.S...................................................         --            80.7
Variable-rate senior notes..................................      498.8           498.4
Fixed-rate senior notes.....................................   11,982.0         8,902.4
Variable-rate unsecured bank credit facilities..............    2,000.0              --
Zero coupon convertible senior debentures...................    5,805.0         5,771.8
Zero coupon convertible subordinated debentures.............       29.9            30.8
Other.......................................................      390.4           402.4
                                                              ---------       ---------
                                                               20,706.1        19,596.0

TYCO CAPITAL(1)
Variable-rate unsecured bank credit facilities..............    4,485.0              --
Variable-rate senior notes..................................    2,863.5         3,889.6
Fixed-rate senior notes.....................................   12,602.8        14,757.5
                                                              ---------       ---------
                                                               19,951.3        18,647.1
                                                              ---------       ---------
CONSOLIDATED LONG-TERM DEBT.................................  $40,657.4       $38,243.1
                                                              =========       =========

------------------------------

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

    In January 2002, TIG entered into a $1.5 billion bridge loan, which is fully and unconditionally guaranteed by Tyco, with a variable LIBO-based rate, which was 3.70% as of March 31, 2002. TIG repaid $645.0 million in April 2002. The remaining balance is due in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which expires in February 2006, is fully and unconditionally guaranteed by Tyco and has a variable LIBO-based rate, which was 3.53% as of March 31, 2002.

                            TYCO INTERNATIONAL LTD.

3.  DEBT (CONTINUED)
    Also, in February 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility and exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which was 3.52% as of March 31, 2002.

    Proceeds from the bridge loan and credit facilities were used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital for Tyco Industrial.

    Tyco has repurchased some high interest rate debt of acquired companies prior to their scheduled maturities. In the quarter and six months ended
March 31, 2002, the Company recorded extraordinary items totaling $0.7 million and $3.5 million, net of tax, as compared to $10.3 million, net of tax, for the quarter and six months ended March 31, 2001, respectively, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

TYCO CAPITAL

    In February 2002, Tyco Capital drew down its $8.5 billion unsecured bank credit facilities and is using the proceeds to satisfy its outstanding commercial paper obligations at the scheduled maturities. The credit facilities are made up of four variable-rate instruments. Two of the instruments mature in March 2003, with one totaling $3.72 billion at LIBOR plus 28 basis points and the other is $0.5 billion (Canadian dollar) at Prime plus 5 basis points as of March 31, 2002. The remaining two variable rate credit instruments consist of $3.72 billion at LIBOR plus 30 basis points that matures in March 2005 and $0.765 billion at LIBOR plus 45 basis points that matures in April 2005 as of March 31, 2002.

    In April 2002, Tyco Capital completed a $2.5 billion public unsecured bond offering as part of the previously announced strategy to strengthen its liquidity position. This debt offering was comprised of $1.25 billion aggregate principal amount of 7.375% senior notes due April 2, 2007 and $1.25 billion aggregate principal amount of 7.750% senior notes due April 2, 2012. The proceeds will be used to repay a portion of Tyco Capital's existing term debt at maturity.

4.  (LOSS) EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted (loss) earnings per common share are as follows (in millions, except per share data):

                                                   FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                       MARCH 31, 2002                    MARCH 31, 2001
                                              --------------------------------   -------------------------------
                                               (LOSS)                PER SHARE                         PER SHARE
                                               INCOME      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items...................................  $(1,904.7)  1,991.5     $(0.96)    $1,110.4   1,748.9      $0.63
  Stock options.............................         --        --                      --      21.7
  Exchange of convertible debt due 2010.....         --        --                     0.3       3.3
                                              ---------   -------                --------   -------
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items,
    giving effect to dilutive adjustments...  $(1,904.7)  1,991.5     $(0.96)    $1,110.7   1,773.9      $0.63
                                              =========   =======                ========   =======

                            TYCO INTERNATIONAL LTD.

4.  (LOSS) EARNINGS PER COMMON SHARE (CONTINUED)

                                                     FOR THE SIX MONTHS                FOR THE SIX MONTHS
                                                    ENDED MARCH 31, 2002              ENDED MARCH 31, 2001
                                              --------------------------------   -------------------------------
                                               (LOSS)                PER SHARE                         PER SHARE
                                               INCOME      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items
    and cumulative effect of accounting
    changes.................................  $  (450.9)  1,983.1     $(0.23)    $2,111.2   1,742.0      $1.21
  Stock options.............................         --        --                      --      22.6
  Exchange of convertible debt due 2010.....         --        --                     0.4       3.4
                                              ---------   -------                --------   -------
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items
    and cumulative effect of accounting
    changes, giving effect to dilutive
    adjustments.............................  $  (450.9)  1,983.1     $(0.23)    $2,111.6   1,768.0      $1.19
                                              =========   =======                ========   =======

    The computation of diluted loss per common share in the quarter and six months ended March 31, 2002 excludes the effect of the assumed exercise of stock options to purchase approximately 13.4 million and 17.7 million shares, respectively, and the assumed exchange of convertible debt due 2010 of
2.9 million and 3.0 million, respectively, because the effect would be anti-dilutive. The computation of diluted earnings per common share in the quarter and six months ended March 31, 2001 excludes the effect of the assumed exercise of options to purchase approximately 11.1 million and 9.4 million stock options, respectively, because the effect would be anti-dilutive. Diluted (loss) earnings per common share also excludes 48.0 million and 26.4 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

5.  SHAREHOLDERS' EQUITY

    Tyco has authorized 2,500,000,000 common shares, par value of $.20 per share, 1,997,761,717 and 1,935,464,840 of which were outstanding, net of 24,890,311 and 17,026,256 shares owned by subsidiaries, at March 31, 2002 and September 30, 2001, respectively. Included within Tyco's outstanding common shares at March 31, 2002 and September 30, 2001 are 3,409,768 and 4,243,108
common shares, respectively, representing the assumed exchange of 4,936,684 and 6,143,199 exchangeable shares (at 0.6907 of a Tyco common for each exchangeable share) of CIT Exchangeco Inc., a wholly-owned subsidiary of CIT Group Inc. Tyco also has authorized 125,000,000 preference shares, par value of $1 per share, at March 31, 2002 and September 30, 2001, of which one such share has been issued and designated a special voting preference share. This preference share provides a mechanism by which the holders of outstanding exchangeable shares exercise their voting, dividend and liquidation rights, which are equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to
0.6907 of a Tyco common share.

    Contributed surplus includes $160.8 million and $85.3 million in deferred compensation at March 31, 2002 and September 30, 2001, respectively.

    Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first two quarters of fiscal 2002 and fiscal 2001.

                            TYCO INTERNATIONAL LTD.

6.  RESTRUCTURING AND OTHER UNUSUAL CHARGES

    The following table summarizes activity with respect to Tyco Industrial's restructuring and other unusual charges during the first six months of fiscal 2002 ($ in millions):

                                                    SEVERANCE          FACILITIES-RELATED      OTHER
                                               --------------------   ---------------------   --------
                                               NUMBER OF              NUMBER OF
                                               EMPLOYEES   RESERVE    FACILITIES   RESERVE    RESERVE     TOTAL
                                               ---------   --------   ----------   --------   --------   --------
Balance at September 30, 2001................    6,045     $ 143.8       161       $  98.3     $ 98.1    $ 340.2
Fiscal 2002 charges..........................    7,495       149.0        27         498.8       19.2      667.0
Fiscal 2002 utilization......................   (7,683)     (139.0)      (85)       (320.6)     (33.4)    (493.0)
                                                ------     -------       ---       -------     ------    -------
Balance at March 31, 2002....................    5,857     $ 153.8       103       $ 276.5     $ 83.9    $ 514.2
                                                ======     =======       ===       =======     ======    =======

    During the six months ended March 31, 2002, Tyco Industrial recorded restructuring and other unusual charges of $667.0 million, of which $243.3 million has been included in cost of revenue, related primarily to the closure of manufacturing plants, administrative offices, warehouses and sales offices and the write-down of inventory within the Electronics segment. In addition to the charges above, the Fire and Security Services segment recorded an unusual charge of $13.8 million related to the sale of inventory, which had been written-up under purchase accounting. The $13.8 million unusual charge has been included in cost of revenue.

    During the six months ended March 31, 2001, Tyco Industrial recorded a net restructuring and other unusual credit of $2.3 million. The net credit is comprised of an unusual credit of $166.8 million related to the settlement of litigation in which Tyco was provided with an ongoing OEM arrangement valued at $166.8 million, offset by restructuring and other unusual charges of $164.5 million, of which a charge of $32.4 million related to inventory was included in cost of revenue, primarily related to the closure of several manufacturing plants, sales offices, warehouses and administrative offices and charges for an environmental remediation project. In addition, the Company incurred an unusual charge of $39.0 million related to the sale of inventory, which had been written-up under purchase accounting, and has been included in cost of revenue.

    At March 31, 2002, there remained a total of $514.2 million in reserves for restructuring and other unusual charges on Tyco Industrial's Balance Sheet, of which $382.0 million is included in accrued expenses and other current liabilities and $132.2 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within one year, except for certain long-term contractual obligations.

    During the six months ended March 31, 2002, Tyco Capital recorded an unusual charge of $95.0 million relating to the economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. The $95.0 million charge has been included in the provision for credit losses.

7.  WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with Tyco's acquisition of Mallinckrodt Inc. during the quarter ended December 31, 2000, the Company obtained an appraisal from an independent appraiser of the fair value of Mallinckrodt's intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at $184.3 million utilizing the discounted cash flow method. This amount was written off during the quarter ended

                            TYCO INTERNATIONAL LTD.

7. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED) December 31, 2000 because the IPR&D was considered not technologically feasible as of the acquisition date.

8.  IMPAIRMENTS

    The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, as well as the Tyco Global Network ("TGN"), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the fair value of the asset is less that its carrying value.

    During the six months ended March 31, 2002, the Electronics segment recorded a charge of $2,412.8 million primarily related to the impairment of the TGN ($2,242.5 million), and property, plant and equipment ($170.3 million) related to the closure of facilities as discussed in Note 6. The fiberoptic capacity available in the market continues to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. Further, based on available industry outlook information published in February 2002, prices are expected to decline at a greater rate than previously projected.

    The Company has assessed the carrying value of the TGN using an analysis that employs significant estimates as to current and future market pricing, demand and network completion costs and is highly sensitive to changes in those estimates. Based upon management's estimates as of March 31, 2002, the Company has concluded that the value of its fiberoptic network, which is carried at cost, was impaired and consequently recorded an impairment charge. The entire TGN placed in service was written-off and a portion of construction in progress of the TGN was written-off. Accordingly, $705.7 million remained on the Consolidated Balance Sheet at March 31, 2002, as compared to $2,342.4 million at September 30, 2001.

    Also during the quarter ended March 31, 2002, the Company recognized a $180.6 million loss, primarily related to its investment in FLAG Telecom Holdings Ltd. ("FLAG"), when it became evident that the declines in fair value of FLAG and other investments were other than temporary.

    During the six months ended March 31, 2001, certain segments recorded charges totaling $25.1 million related primarily to the impairment of property, plant and equipment associated with the closure of a manufacturing plant discussed in Note 6.

                            TYCO INTERNATIONAL LTD.

9.  COMPREHENSIVE (LOSS) INCOME

    Total comprehensive (loss) income and its components are as follows ($ in millions):

                                        FOR THE QUARTERS         FOR THE SIX MONTHS
                                        ENDED MARCH 31,            ENDED MARCH 31,
                                      --------------------       -------------------
                                        2002        2001           2002       2001
                                      ---------   --------       --------   --------
Net (loss) income...................  $(1,905.4)  $1,100.1       $(454.4)   $1,417.5
  Unrealized gain (loss) on
    securities, net of tax..........      127.7     (517.3)(1)     142.5      (988.3)(1)
  Changes in fair values of
    derivatives qualifying as cash
    flow hedges.....................       20.9       (1.3)         32.4        (0.9)
  Foreign currency translation
    adjustment......................     (195.9)    (353.3)       (461.6)     (296.4)
                                      ---------   --------       -------    --------
Total comprehensive (loss) income...  $(1,952.7)  $  228.2       $(741.1)   $  131.9
                                      =========   ========       =======    ========

------------------------------

(1) Primarily related to Tyco's investment in 360networks Inc.

                            TYCO INTERNATIONAL LTD.

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

                                                FOR THE QUARTERS                FOR THE SIX MONTHS
                                                 ENDED MARCH 31,                 ENDED MARCH 31,
                                            -------------------------       --------------------------
                                              2002             2001           2002             2001
($ IN MILLIONS)                             ---------        --------       ---------        ---------
REVENUES:
  Tyco Industrial
    Electronics...........................  $ 2,834.7        $4,159.9       $ 5,966.3        $ 8,025.8
    Fire and Security Services............    3,380.0         2,430.0         6,668.6          4,597.4
    Healthcare and Specialty Products.....    2,446.8         2,219.9         4,656.2          4,215.6
  Tyco Capital segment....................    1,338.7              --         2,781.8               --
  Corporate items.........................     (180.6)(1)        (3.9)(2)      (180.6)(1)        406.5(3)
  Eliminations............................       (5.0)             --            (9.6)              --
                                            ---------        --------       ---------        ---------
CONSOLIDATED REVENUES.....................  $ 9,814.6        $8,805.9       $19,882.7        $17,245.3
                                            =========        ========       =========        =========
SEGMENT (LOSS) PROFIT:
  Tyco Industrial segments
    Electronics...........................  $(2,604.2)(4)    $  854.4(8)    $(1,982.9)(4)    $ 1,796.2(8)
    Fire and Security Services............      496.2(5)        382.5(9)      1,036.6(12)        726.2(13)
    Healthcare and Specialty Products.....      496.4(6)        485.4(10)     1,053.9(6)         686.6(14)
                                            ---------        --------       ---------        ---------
      Total Tyco Industrial operating
        (loss) profit.....................   (1,611.6)        1,722.3           107.6          3,209.0
  Tyco Capital segment earnings before
    income taxes..........................      247.3(7)           --           627.4(7)            --
                                            ---------        --------       ---------        ---------
      Total segment (loss) profit.........   (1,364.3)        1,722.3           735.0          3,209.0
  Corporate items.........................     (232.9)(1)       121.4(11)      (299.0)(1)        461.2(15)
  Goodwill amortization...................         --          (128.3)             --           (248.4)
  Tyco Industrial interest expense, net...     (205.8)         (227.3)         (393.9)          (395.4)
  Consolidated provision for income
    taxes.................................      (97.4)         (366.0)         (487.9)          (891.0)
  Consolidated minority interest..........       (4.3)          (11.7)           (5.1)           (24.2)
                                            ---------        --------       ---------        ---------
CONSOLIDATED (LOSS) INCOME BEFORE
  EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES............  $(1,904.7)       $1,110.4       $  (450.9)       $ 2,111.2
                                            =========        ========       =========        =========

------------------------------

 (1) Represents a loss on the write-off of an investment in FLAG and other equity investments totaling $180.6 million.

 (2) Represents a loss on the write-off of an investment of $3.9 million.

                            TYCO INTERNATIONAL LTD.

10.  CONSOLIDATED SEGMENT DATA (CONTINUED)
 (3) Includes a net gain on the sale of businesses of $410.4 million, primarily related to ADT Automotive, and a loss on the write-off of an investment of $3.9 million.

 (4) Includes charges for the impairment of property, plant and equipment of $2,412.8 million primarily related to the write-down of the TGN and the closure of certain facilities. Also includes restructuring charges of $615.0 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

 (5) Includes restructuring and other unusual charges of $17.6 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and an unusual charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

 (6) Includes a charge of $8.7 million related to the write-off of legal fees and other deal costs associated with acquisitions that were not completed.

 (7) Includes a charge of $95.0 million, which is included in provision for credit loss, related to economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables.

 (8) Includes restructuring and other unusual charges of $119.7 million, of which $28.2 million is included in cost of revenue, primarily related to severance associated with the closure of facilities, and a charge of $14.0 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue. Also includes charges for the impairment of property, plant and equipment of $14.2 million associated with the closure of these facilities.

 (9) Includes restructuring charges of $20.5 million primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices in the valves and controls business. Also includes charges for the impairment of property, plant and equipment of $1.3 million primarily associated with the closure of these facilities.

 (10) Includes restructuring and other unusual charges of $6.2 million, of which $4.2 million is included in cost of revenue, primarily related to the closure of a manufacturing plant. Also includes charges for the impairment of property, plant and equipment of $2.2 million primarily associated with the closure of this plant.

 (11) Includes a credit of $166.8 million related to the settlement of litigation and a loss on the write-off of an investment of $3.9 million.

 (12) Includes restructuring and other unusual charges of $43.3 million, of which $5.8 million is included in cost of revenue, primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and the write-down of inventory. Also includes a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

 (13) Includes restructuring and other unusual charges of $32.4 million primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices in the valves and controls business and an environmental remediation project. Also includes charges for the impairment of property, plant and equipment of $1.3 million primarily associated with the closure of these facilities.

 (14) Includes the write-off of purchased in-process research and development of $184.3 million, a charge of $25.0 million related to the write-up of inventory under purchase accounting, and restructuring and other unusual charges of $9.0 million, of which $4.2 million is included in cost of revenue, related to the closure of manufacturing plants. Also includes charges of $9.6 million primarily related to the impairment of property, plant and equipment associated with the closure of these plants.

 (15) Includes a net gain on the sale of businesses of $410.4 million primarily related to ADT Automotive, an unusual credit of $166.8 million related to the settlement of litigation, a loss on the write-off of an investment of $3.9 million and an unusual charge of $3.4 million related to severance.

                            TYCO INTERNATIONAL LTD.

11.  SUPPLEMENTARY BALANCE SHEET INFORMATION

   Tyco Industrial's inventories, other assets, deferred income tax asset, accrued expenses and other current liabilities, and deferred income tax liability are as follows ($ in millions):

                                                        MARCH 31,    SEPTEMBER 30,
                                                           2002           2001
                                                        ----------   --------------
Purchased materials and manufactured parts............   $1,397.7       $1,552.0
Work in process.......................................    1,056.9        1,110.2
Finished goods........................................    2,817.7        2,439.1
                                                         --------       --------
    Inventories.......................................   $5,272.3       $5,101.3
                                                         ========       ========

Contracts in process..................................   $  393.5       $  580.1
Prepaid expenses and other current assets.............    1,013.3          952.2
Long-term investments.................................      558.9          597.9
Other non-current assets..............................    1,822.9        1,486.5
                                                         --------       --------
    Other assets......................................   $3,788.6       $3,616.7
                                                         ========       ========

Current portion of deferred income taxes..............   $  390.1       $  980.2
Non-current portion of deferred income taxes..........    2,306.1        1,440.4
                                                         --------       --------
    Deferred income tax asset.........................   $2,696.2       $2,420.6
                                                         ========       ========

Contracts in process--billings in excess of costs.....   $  630.1       $  935.0
Accrued expenses......................................    5,023.2        5,110.5
Deferred revenue--current portion.....................      738.2          973.5
                                                         --------       --------
    Accrued expenses and other current liabilities....   $6,391.5       $7,019.0
                                                         ========       ========

Current portion of deferred income taxes..............   $   84.4       $   71.3
Non-current portion of deferred income taxes..........    1,619.7        1,655.0
                                                         --------       --------
    Deferred income tax liability.....................   $1,704.1       $1,726.3
                                                         ========       ========

                            TYCO INTERNATIONAL LTD.

11.  SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)
    Net property, plant and equipment (including equipment leased to others) is as follows
($ in millions):

                                                       MARCH 31,    SEPTEMBER 30,
                                                          2002           2001
                                                       ----------   --------------
TYCO INDUSTRIAL
Land.................................................  $   541.3       $   534.1
Buildings............................................    2,615.6         2,557.7
Subscriber systems...................................    4,311.7         3,998.5
Machinery and equipment..............................    8,422.4         8,226.6
Leasehold improvements...............................      331.8           325.0
Construction in progress.............................    1,012.7           920.4
Accumulated depreciation.............................   (6,882.7)       (6,592.0)
                                                       ---------       ---------
                                                        10,352.8         9,970.3
                                                       ---------       ---------
TYCO CAPITAL
Buildings and equipment, net.........................       95.3           100.8
Equipment leased to others, net
  Commercial aircraft................................    2,623.3         2,017.2
  Railcars and locomotives...........................    1,325.2         1,242.5
  Communications.....................................      579.0           799.5
  Information technology.............................      511.0           702.1
  Business aircraft..................................      378.6           359.6
  Manufacturing......................................      297.1           315.7
  Other..............................................      889.8           966.2
                                                       ---------       ---------
                                                         6,699.3         6,503.6
                                                       ---------       ---------
CONSOLIDATED.........................................  $17,052.1       $16,473.9
                                                       =========       =========

12.  SUPPLEMENTARY CASH FLOW INFORMATION

    Tyco Capital's net decrease in financing and leasing assets consists of the following for the six months ended March 31, 2002 ($ in millions):

Loans extended..............................................  $(24,588.4)
Collections on loans........................................    21,398.1
Proceeds from asset and receivable sales....................     6,743.2
Purchases of assets to be leased............................    (1,020.9)
Net increase in short-term factoring receivables............       157.1
Purchase of finance receivable portfolios...................      (365.5)
Net repayment of non-recourse leveraged lease debt..........      (120.2)
                                                              ----------
                                                              $  2,203.4
                                                              ==========

                            TYCO INTERNATIONAL LTD.

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

14.  GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at October 1, 2001. Updated valuations were completed as of March 31, 2002 for our Tyco Telecommunications (formerly TyCom) reporting unit and Tyco Capital, which resulted in no impairment of goodwill at that date. The Company is continuing to evaluate the impairment of Tyco Capital's goodwill in light of the recent events affecting Tyco Capital's liquidity needs and the proposed initial public offering ("IPO") of CIT's shares.

    Following is a reconciliation of previously reported financial information to pro forma amounts excluding goodwill amortization for the quarter and six months ended March 31, 2001 ($ in millions, except per share data):

                                                     FOR THE QUARTER                   FOR THE SIX MONTHS
                                                   ENDED MARCH 31, 2001               ENDED MARCH 31, 2001
                                             --------------------------------   --------------------------------
                                                          BASIC      DILUTED                 BASIC      DILUTED
                                                        EARNINGS    EARNINGS               EARNINGS    EARNINGS
                                             EARNINGS   PER SHARE   PER SHARE   EARNINGS   PER SHARE   PER SHARE
                                             --------   ---------   ---------   --------   ---------   ---------
Income before extraordinary items and
  cumulative effect of accounting
  changes..................................  $1,110.4     $0.63       $0.63     $2,111.2     $1.21       $1.19
Goodwill amortization expense, net of
  tax......................................     116.8      0.07        0.07        231.2      0.13        0.13
                                             --------                           --------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES..................................  $1,227.2      0.70        0.69     $2,342.4      1.34        1.33
                                             ========                           ========

Net income.................................  $1,100.1     $0.63       $0.62     $1,417.5     $0.81       $0.80
Goodwill amortization expense, net of
  tax......................................     116.8      0.07        0.07        231.2      0.13        0.13
                                             --------                           --------
PRO FORMA NET INCOME.......................  $1,216.9      0.70        0.69     $1,648.7      0.95        0.93
                                             ========                           ========

                            TYCO INTERNATIONAL LTD.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows ($ in millions):

                                                    HEALTHCARE AND   FIRE AND
                                                      SPECIALTY      SECURITY
                                      ELECTRONICS      PRODUCTS      SERVICES    TYCO CAPITAL     TOTAL
                                      -----------   --------------   ---------   ------------   ---------
Balance as of September 30, 2001....   $8,649.0        $6,584.0      $ 7,988.3     $6,569.5     $29,790.8
Reclassification of intangible
  assets............................         --            42.7             --        (22.0)         20.7
                                       --------        --------      ---------     --------     ---------
Balance as of September 30, 2001
  after reclassification............    8,649.0         6,626.7        7,988.3      6,547.5      29,811.5
Goodwill related to acquisitions....    1,223.4           598.9        2,702.2        348.6       4,873.1
Currency translation adjustments....      (45.7)           (9.9)        (136.8)          --        (192.4)
                                       --------        --------      ---------     --------     ---------
Balance as of March 31, 2002........   $9,826.7        $7,215.7      $10,553.7     $6,896.1     $34,492.2
                                       ========        ========      =========     ========     =========

    All of the Company's intangible assets (other than goodwill) are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                       AT MARCH 31, 2002       AT SEPTEMBER 30, 2001
                                    -----------------------   ------------------------
                                     GROSS                      GROSS
                                    CARRYING   ACCUMULATED    CARRYING    ACCUMULATED
                                     AMOUNT    AMORTIZATION    AMOUNT     AMORTIZATION
                                    --------   ------------   ---------   ------------
Contracts and related customer
  relationships...................  $3,602.1     $  666.0     $2,978.8       $514.6
Intellectual property.............   3,051.4        349.3      2,991.6        297.9
Other.............................     396.5         64.0        393.1         52.1
                                    --------     --------     --------       ------
  Total...........................  $7,050.0     $1,079.3     $6,363.5       $864.6
                                    ========     ========     ========       ======

    The contracts and related customer relationships are being amortized on a straight-line basis over a range of less than one year to 40 years. Intellectual property consists primarily of patents and unpatented technology, which are being amortized on a straight-line basis over a range of less than one year to 40 years.

    Amortization expense on intangible assets currently owned by the Company is expected to be approximately $500 million for each of the next five fiscal years.

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

15. TYCO INTERNATIONAL GROUP S.A.

    TIG has issued public and private debt securities, which are fully and unconditionally guaranteed by Tyco. In accordance with SEC rules, the following presents condensed consolidating financial information for TIG and its subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

                          CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                   LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents....................    $    36.3       $ 1,411.9      $  4,845.5     $        --    $  6,293.7
Receivables, net.............................          1.3              --         6,727.9              --       6,729.2
Inventories..................................           --              --         5,272.3              --       5,272.3
Finance receivables, net.....................           --              --        25,742.8              --      25,742.8
Intercompany receivables.....................        328.7            10.7         5,141.6        (5,481.0)           --
Construction in progress--Tyco Global
  Network....................................           --              --           705.7              --         705.7
Property, plant and equipment (including
  equipment leased to others), net...........          6.2             0.7        17,045.2              --      17,052.1
Goodwill and other intangible assets, net....           --             0.7        40,462.2              --      40,462.9
Investment in subsidiaries...................     56,128.9        20,236.3              --       (76,365.2)           --
Intercompany loans receivable................        218.3        22,219.4         9,315.0       (31,752.7)           --
Other assets.................................         77.4            68.6        14,193.6        (1,236.8)     13,102.8
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS.............................    $56,797.1       $43,948.3      $129,451.8     $(114,835.7)   $115,361.5
                                                 =========       =========      ==========     ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of
  long-term debt.............................    $      --       $ 6,390.3      $ 14,063.9     $        --    $ 20,454.2
Accounts payable.............................          0.4             1.2         3,717.4              --       3,719.0
Accrued expenses and other current
  liabilities................................         30.7           207.3         9,161.9              --       9,399.9
Intercompany payables........................      4,089.4         1,052.2           339.4        (5,481.0)           --
Long-term debt...............................      3,515.6        16,011.8        21,130.0              --      40,657.4
Intercompany loans payable...................      9,315.0              --        22,437.7       (31,752.7)           --
Other liabilities............................           --            20.8         6,862.3           721.0       7,604.1
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES........................     16,951.1        23,683.6        77,712.6       (36,512.7)     81,834.6
                                                 ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred
  securities.................................           --              --           258.6              --         258.6
Minority interest............................           --              --            56.3              --          56.3
Shareholders' Equity:
  Subsidiary preference shares...............           --              --         4,680.0        (4,680.0)           --
  Common shares..............................        404.3              --            27.8           (32.5)        399.6
  Capital in excess:
    Share premium............................     16,248.9              --              --        (8,106.7)      8,142.2
    Contributed surplus......................     21,649.3        12,665.0        30,230.3       (49,909.6)     14,635.0
  Accumulated earnings.......................      1,543.5         7,599.7        18,252.4       (15,594.2)     11,801.4
  Accumulated other comprehensive loss.......           --              --        (1,766.2)             --      (1,766.2)
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY...............     39,846.0        20,264.7        51,424.3       (78,323.0)     33,212.0
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY.................................    $56,797.1       $43,948.3      $129,451.8     $(114,835.7)   $115,361.5
                                                 =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                   LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents....................    $     1.4       $    37.0      $  2,548.8     $        --    $  2,587.2
Receivables, net.............................          4.2              --         7,368.3              --       7,372.5
Inventories..................................           --              --         5,101.3              --       5,101.3
Finance receivables, net.....................           --              --        31,386.5              --      31,386.5
Intercompany receivables.....................        520.5             8.3         5,035.3        (5,564.1)           --
Construction in progress-Tyco Global
  Network....................................           --              --         1,643.8              --       1,643.8
Tyco Global Network placed in
  service, net...............................           --              --           698.6              --         698.6
Property, plant and equipment (including
  equipment leased to others), net...........          6.4             0.7        16,466.8              --      16,473.9
Goodwill and other intangible assets, net....           --             0.7        35,309.7              --      35,310.4
Investment in subsidiaries...................     55,841.9        18,792.4              --       (74,634.3)           --
Intercompany loans receivable................        218.3        16,672.3         9,610.1       (26,500.7)           --
Other assets.................................         97.6            80.8        11,300.5          (765.8)     10,713.1
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS.............................    $56,690.3       $35,592.2      $126,469.7     $(107,464.9)   $111,287.3
                                                 =========       =========      ==========     ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of
  long-term debt.............................    $      --       $ 1,106.5      $ 17,767.1     $        --    $ 18,873.6
Accounts payable.............................           --             0.2         4,145.7              --       4,145.9
Accrued expenses and other current
  liabilities................................         30.1           127.3        10,442.1              --      10,599.5
Intercompany payables........................      4,296.2           739.1           528.8        (5,564.1)           --
Long-term debt...............................      3,499.4        14,843.3        19,900.4              --      38,243.1
Intercompany loans payable...................      9,610.1              --        16,890.6       (26,500.7)           --
Other liabilities............................           --             5.4         6,461.2           659.8       7,126.4
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES........................     17,435.8        16,821.8        76,135.9       (31,405.0)     78,988.5
                                                 ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred
  securities.................................           --              --           260.0              --         260.0
Minority interest............................           --              --           301.4              --         301.4
Shareholders' Equity:
  Subsidiary preference shares...............           --              --         1,710.0        (1,710.0)           --
  Common shares..............................        390.3              --            27.2           (30.4)        387.1
  Capital in excess:
    Share premium............................     15,691.4              --              --        (7,728.6)      7,962.8
    Contributed surplus......................     18,779.0        12,665.0        30,015.3       (48,898.0)     12,561.3
  Accumulated earnings.......................      4,393.8         6,105.4        19,499.4       (17,692.9)     12,305.7
  Accumulated other comprehensive loss.......           --              --        (1,479.5)             --      (1,479.5)
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY...............     39,254.5        18,770.4        49,772.4       (76,059.9)     31,737.4
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY.................................    $56,690.3       $35,592.2      $126,469.7     $(107,464.9)   $111,287.3
                                                 =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME:
Net revenue.............................    $      --         $   --        $ 8,661.5       $     --     $ 8,661.5
Equity in net (loss) income of
  unconsolidated subsidiaries...........     (1,736.3)         547.8               --        1,188.5            --
Finance income..........................           --             --          1,106.7             --       1,106.7
Other income............................           --             --            227.0             --         227.0
Loss on investments.....................         (1.2)            --           (179.4)            --        (180.6)
                                            ---------         ------        ---------       --------     ---------
  Total revenues and other income.......     (1,737.5)         547.8          9,815.8        1,188.5       9,814.6
COSTS AND EXPENSES:
Cost of revenue.........................           --             --          5,664.1             --       5,664.1
Selling, general, administrative and
  other costs and expenses..............          7.3           (1.7)         2,378.5             --       2,384.1
Interest and other financial charges,
  net...................................         19.7          213.3            324.8             --         557.8
Provision for credit losses.............           --             --            195.0             --         195.0
Restructuring and other unusual
  charges...............................           --             --            403.8             --         403.8
Charges for the impairment of long-lived
  assets................................           --             --          2,412.8             --       2,412.8
Intercompany dividends, interest and
  fees..................................        115.4         (211.7)            96.3             --            --
                                            ---------         ------        ---------       --------     ---------
  Total costs and expenses..............        142.4           (0.1)        11,475.3             --      11,617.6
(LOSS) INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEMS.................................     (1,879.9)         547.9         (1,659.5)       1,188.5      (1,803.0)
Income taxes............................           --             --            (71.9)         (25.5)        (97.4)
Minority interest.......................           --             --             (4.3)            --          (4.3)
                                            ---------         ------        ---------       --------     ---------
(Loss) income before extraordinary
  items.................................     (1,879.9)         547.9         (1,735.7)       1,163.0      (1,904.7)
Extraordinary items, net of tax.........           --             --             (0.7)            --          (0.7)
                                            ---------         ------        ---------       --------     ---------
NET (LOSS) INCOME.......................    $(1,879.9)        $547.9        $(1,736.4)      $1,163.0     $(1,905.4)
                                            =========         ======        =========       ========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001

                                               TYCO            TYCO
                                           INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                               LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                            -------------   -------------   ------------   -------------   --------
REVENUES:
Net revenue..............................     $     --        $    --        $8,809.8       $      --     $8,809.8
Equity in net income of unconsolidated
  subsidiaries...........................      1,218.0          635.8              --        (1,853.8)          --
Loss on investments......................           --             --            (3.9)             --         (3.9)
                                              --------        -------        --------       ---------     --------
Total revenues...........................      1,218.0          635.8         8,805.9        (1,853.8)     8,805.9
COSTS AND EXPENSES:
Cost of revenue..........................           --             --         5,514.5              --      5,514.5
Selling, general, administrative and
  other costs and expenses...............          5.5            7.2         1,598.4              --      1,611.1
Interest and other financial charges,
  net....................................         12.9          188.8            25.6              --        227.3
Restructuring and other unusual credits,
  net....................................           --             --           (52.8)             --        (52.8)
Charges for the impairment of long-lived
  assets.................................           --             --            17.7              --         17.7
Intercompany dividends, interest and
  fees...................................          7.3         (202.1)          194.8              --           --
                                              --------        -------        --------       ---------     --------
  Total costs and expenses...............         25.7           (6.1)        7,298.2              --      7,317.8
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS.......      1,192.3          641.9         1,507.7        (1,853.8)     1,488.1
Income taxes.............................           --             --          (273.8)          (92.2)      (366.0)
Minority interest........................           --             --           (11.7)             --        (11.7)
                                              --------        -------        --------       ---------     --------
Income before extraordinary items........      1,192.3          641.9         1,222.2        (1,946.0)     1,110.4
Extraordinary items, net of tax..........           --             --           (10.3)             --        (10.3)
                                              --------        -------        --------       ---------     --------
NET INCOME...............................     $1,192.3        $ 641.9        $1,211.9       $(1,946.0)    $1,100.1
                                              ========        =======        ========       =========     ========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 2002

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME:
Net revenue.............................    $      --        $     --       $17,291.1      $      --     $17,291.1
Equity in net (loss) income of
  unconsolidated subsidiaries...........        (79.7)        1,494.3              --       (1,414.6)           --
Finance income..........................           --              --         2,304.7             --       2,304.7
Other income............................           --              --           467.5             --         467.5
Loss on investments.....................         (1.2)             --          (179.4)            --        (180.6)
                                            ---------        --------       ---------      ---------     ---------
  Total revenues and other income.......        (80.9)        1,494.3        19,883.9       (1,414.6)     19,882.7
COSTS AND EXPENSES:
Cost of revenue.........................           --              --        10,909.7             --      10,909.7
Selling, general, administrative and
  other costs and expenses..............         13.3            (1.5)        4,655.8             --       4,667.6
Interest and other financial charges,
  net...................................         39.3           399.8           679.8             --       1,118.9
Provision for credit losses.............           --              --           307.9             --         307.9
Restructuring and other unusual
  charges...............................           --              --           423.7             --         423.7
Charges for the impairment of long-lived
  assets................................           --              --         2,412.8             --       2,412.8
Decrease in intercompany investment.....      2,406.6              --              --       (2,406.6)           --
Intercompany dividends, interest and
  fees..................................        259.7          (398.5)          138.8             --            --
                                            ---------        --------       ---------      ---------     ---------
  Total costs and expenses..............      2,718.9            (0.2)       19,528.5       (2,406.6)     19,840.6
(LOSS) INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEMS.................................     (2,799.8)        1,494.5           355.4          992.0          42.1
Income taxes............................           --            (0.2)         (426.5)         (61.2)       (487.9)
Minority interest.......................           --              --            (5.1)            --          (5.1)
                                            ---------        --------       ---------      ---------     ---------
(Loss) income before extraordinary
  items.................................     (2,799.8)        1,494.3           (76.2)         930.8        (450.9)
Extraordinary items, net of tax.........           --              --            (3.5)            --          (3.5)
                                            ---------        --------       ---------      ---------     ---------
NET (LOSS) INCOME.......................    $(2,799.8)       $1,494.3       $   (79.7)     $   930.8     $  (454.4)
                                            =========        ========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 2001

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES:
Net revenue.............................     $     --        $     --       $16,838.8      $      --     $16,838.8
Equity in net income of unconsolidated
  subsidiaries..........................      1,560.8           891.3              --       (2,452.1)           --
Net gain on sale of businesses and loss
  on investments........................           --              --           406.5             --         406.5
                                             --------        --------       ---------      ---------     ---------
  Total revenues........................      1,560.8           891.3        17,245.3       (2,452.1)     17,245.3
COSTS AND EXPENSES:
Cost of revenue.........................           --              --        10,488.9             --      10,488.9
Selling, general, administrative and
  other costs and expenses..............          7.4            10.3         3,142.2             --       3,159.9
Interest and other financial charges,
  net...................................         14.1           358.2            23.1             --         395.4
Restructuring and other unusual credits,
  net...................................           --              --           (34.7)            --         (34.7)
Write-off of purchased in-process
  research and development..............           --              --           184.3             --         184.3
Charges for the impairment of long-lived
  assets................................           --              --            25.1             --          25.1
Intercompany dividends, interest and
  fees..................................         (8.2)         (398.4)          406.6             --            --
                                             --------        --------       ---------      ---------     ---------
  Total costs and expenses..............         13.3           (29.9)       14,235.5             --      14,218.9
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES...............................      1,547.5           921.2         3,009.8       (2,452.1)      3,026.4
Income taxes............................           --            (0.2)         (760.8)        (130.0)       (891.0)
Minority interest.......................           --              --           (24.2)            --         (24.2)
                                             --------        --------       ---------      ---------     ---------
Income before extraordinary items and
  cumulative effect of accounting
  changes...............................      1,547.5           921.0         2,224.8       (2,582.1)      2,111.2
Extraordinary items, net of tax.........           --              --           (10.3)            --         (10.3)
Cumulative effect of accounting changes,
  net of tax............................           --           (29.7)         (653.7)            --        (683.4)
                                             --------        --------       ---------      ---------     ---------
NET INCOME..............................     $1,547.5        $  891.3       $ 1,560.8      $(2,582.1)    $ 1,417.5
                                             ========        ========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2002

                                               TYCO            TYCO
                                           INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                               LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                            -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by
    operating activities.................     $(161.8)       $   414.4      $ 3,399.6       $      --     $ 3,652.2
                                              -------        ---------      ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing
  and leasing assets.....................          --               --        2,265.6              --       2,265.6
Purchase of property, plant and
  equipment, net.........................          --               --       (1,002.7)             --      (1,002.7)
Construction in progress-Tyco Global
  Network................................          --               --         (878.5)             --        (878.5)
Acquisition of businesses, net of cash
  acquired...............................          --               --       (2,719.1)             --      (2,719.1)
Net purchase of investments..............         1.8               --          (13.7)             --         (11.9)
Increase in intercompany loans...........          --         (5,496.7)            --         5,496.7            --
Net increase in investment in
  subsidiaries...........................       (10.0)              --             --            10.0            --
Other....................................          --               --         (178.7)             --        (178.7)
                                              -------        ---------      ---------       ---------     ---------
  Net cash used in investing
    activities...........................        (8.2)        (5,496.7)      (2,527.1)        5,506.7      (2,525.3)
                                              -------        ---------      ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt...       (10.1)         6,457.2       (3,228.2)             --       3,218.9
Proceeds from sale of common shares for
  acquisitions...........................       501.6               --         (501.6)             --            --
Proceeds from exercise of options........        58.2               --          123.1              --         181.3
Dividends paid...........................       (49.7)              --             --              --         (49.7)
Repurchase of Tyco common shares.........          --               --         (765.8)             --        (765.8)
Financing from parent....................          --               --        5,496.7        (5,496.7)           --
Repayment of intercompany note payable...      (295.1)              --          295.1              --            --
Capital contributions....................          --               --           10.0           (10.0)           --
Other....................................          --               --           (5.1)             --          (5.1)
                                              -------        ---------      ---------       ---------     ---------
  Net cash provided by financing
    activities...........................       204.9          6,457.2        1,424.2        (5,506.7)      2,579.6
                                              -------        ---------      ---------       ---------     ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS............................        34.9          1,374.9        2,296.7              --       3,706.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.................................         1.4             37.0        2,548.8              --       2,587.2
                                              -------        ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................     $  36.3        $ 1,411.9      $ 4,845.5       $      --     $ 6,293.7
                                              =======        =========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2001

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                               -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities..............................    $ 1,774.4       $  (392.4)      $ 1,151.3      $      --     $ 2,533.3
                                                ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.......................................         (0.1)             --          (910.5)            --        (910.6)
Construction in progress-Tyco Global
  Network...................................           --              --          (707.8)            --        (707.8)
Acquisition of businesses, net of cash
  acquired..................................           --              --        (5,589.0)            --      (5,589.0)
Disposal of businesses, net of cash sold....           --              --           898.7             --         898.7
Net purchases of investments................          4.4              --          (132.7)            --        (128.3)
Decrease (increase) in intercompany loans...         30.2        (2,896.9)             --        2,866.7            --
(Increase) decrease in investment in
  subsidiaries..............................     (5,271.4)             --         4,785.0          486.4            --
Other.......................................           --              --          (132.1)            --        (132.1)
                                                ---------       ---------       ---------      ---------     ---------
  Net cash used in investing activities.....     (5,236.9)       (2,896.9)       (1,788.4)       3,353.1      (6,569.1)
                                                ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt......      3,374.9         3,287.8          (823.8)            --       5,838.9
Proceeds from exercise of options...........        160.5              --           189.0             --         349.5
Dividends paid..............................        (43.6)             --              --             --         (43.6)
Repurchase of Tyco common shares............           --              --        (1,096.9)            --      (1,096.9)
Repurchase of minority interest shares of
  subsidiary................................           --              --           (39.0)            --         (39.0)
Financing from parent.......................           --              --         2,866.7       (2,866.7)           --
Capital contributions.......................           --              --           486.4         (486.4)           --
Other.......................................           --              --           (10.2)            --         (10.2)
                                                ---------       ---------       ---------      ---------     ---------
  Net cash provided by financing
    activities..............................      3,491.8         3,287.8         1,572.2       (3,353.1)      4,998.7
                                                ---------       ---------       ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         29.3            (1.5)          935.1             --         962.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................         34.2             3.6         1,227.0             --       1,264.8
                                                ---------       ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD....................................    $    63.5       $     2.1       $ 2,162.1      $      --     $ 2,227.7
                                                =========       =========       =========      =========     =========

16. SUBSEQUENT EVENTS

   On April 25, 2002, the Company terminated its previously announced plan to separate into four independent, publicly traded companies. In addition, the Company announced its plan to divest of CIT Group Inc. through an initial public offering ("IPO") of all of CIT's outstanding shares, although the Company is considering other alternatives, including the sale of CIT. The Company will retain the remaining Tyco businesses.

    Subsequent to the end of the quarter, CIT Group Inc. (Del) filed a registration statement on Form S-1 with the SEC relating to the sale of all of CIT's common shares through an IPO. Tyco will receive the proceeds from the offering. If the underwriters exercise their over-allotment option, CIT will receive the proceeds from that sale.

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

    - Tyco Capital--This represents CIT Group Inc. ("CIT") and all its subsidiaries and reflects their results of operations from June 2, 2001. In addition, Tyco Capital includes certain international subsidiaries that were sold by CIT Group Inc. to a non-U.S. subsidiary of Tyco on September 30, 2001 and were repurchased by CIT Group Inc. in
      February 2002, and certain holding companies.

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis.

                             RESULTS OF OPERATIONS

TYCO INDUSTRIAL

OVERVIEW

    Our results for the quarter and six months ended March 31, 2002 were adversely affected by softness in demand in the telecommunications and electronics markets and by our previously announced break-up plan, rumors and negative publicity, all of which distracted employees, customers and vendors. Revenues and operating margins were negatively impacted and substantial costs were incurred across all segments. Our results of operations also reflect improvements in the Fire and Security Services and Healthcare and Specialty Products segments, the impact of restructuring and other unusual charges, and the impact of a lower effective tax rate.

    Our strategy and near-term actions focus on enhancing internal growth within existing Tyco businesses. New product innovation, increased service and continued geographic expansion are the means by which we plan to achieve this goal. Acquisitions have been an important part of Tyco's growth in recent years. While we will continue to make selected complementary acquisitions, we anticipate reducing the number of acquisitions we complete prospectively, and, therefore, expect that our growth rate in revenues and earnings from acquisitions will also be reduced as compared to prior quarters.

    Although management has historically considered earnings per share ("EPS") and free cash flow to be the most significant measures of Tyco's performance, we will begin to explicitly focus on return on capital ("ROC") as a management measure along with EPS and free cash flow. Accordingly, Tyco's management compensation plan will be revised to include enhanced ROC targets. Furthermore, our focus on ROC supports our decision not to sell Tyco Plastics and Adhesives due to the business unit's ability to generate returns and free cash flow, which can be deployed in other Tyco businesses.

    As evidenced by the restructuring charges recorded during the quarter and six months ended March 31, 2002, primarily related to our Electronics segment, we will continue to implement cost-cutting initiatives in order to improve earnings and margins on a prospective basis.

    Information for all periods presented below reflects the grouping of Tyco Industrial's businesses into three segments, consisting of Electronics, Fire and Security Services, and Healthcare and Specialty Products. During the first quarter of fiscal 2002, the Company changed its internal reporting structure (due to the repurchase of the remaining shares of TyCom not already owned by Tyco) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. On April 25, 2002, the Company announced that it had changed its segment management reporting structure and would therefore add an additional reporting segment effective with the quarter ending June 30, 2002. The segment, to be known as Tyco Engineered Products and Services, will consist of the flow control businesses and the environmental engineering business that are currently reported within the Fire and Security Services segment, and the electrical and metal products business that is currently reported within the Electronics segment.

    Tyco Industrial segment revenues decreased 1.7% during the quarter ended March 31, 2002 to $8,661.5 million from $8,809.8 million in the quarter ended March 31, 2001. Tyco Industrial had a loss before extraordinary items of $1,904.7 million for the quarter ended March 31, 2002, as compared to income before extraordinary items of $1,110.4 million in the quarter ended March 31, 2001. Loss before extraordinary items for the quarter ended March 31, 2002 included charges totaling $3,248.5 million ($3,149.4 million after-tax) consisting of the following: (i) impairment charges of $2,412.8 million primarily related to the write-down of the Tyco Global Network ("TGN");
(ii) restructuring and other unusual charges of $655.1 million, of which $251.3 million is included in cost of revenue, primarily related to the write-down of inventory and facility closures within our Electronics segment; and (iii) a loss on the write-off of investments of $180.6 million. Income before extraordinary items for the quarter ended March 31, 2001 included a net charge of $15.2 million ($8.0 million after-tax charge) consisting of the following: (i) restructuring and other unusual charges of $160.4 million, of which $46.4 million is included in cost of revenue, primarily related to certain electronics, valves and controls and healthcare businesses; (ii) impairment charges of $17.7 million primarily associated with the closure of certain manufacturing plants; (iii) a loss on the write-down of an investment of $3.9 million; and (iv) an unusual credit of $166.8 million related to the settlement of litigation.

    Tyco Industrial segment revenues increased 2.7% during the six months ended March 31, 2002 to $17,291.1 million from $16,838.8 million in the six months ended March 31, 2001. Tyco Industrial had a loss before extraordinary items and cumulative effect of accounting changes of $450.9 million in the six months ended March 31, 2002, as compared to income before extraordinary items and cumulative effect of accounting changes of $2,111.2 million in the six months ended March 31, 2001. Loss before extraordinary items for the six months ended March 31, 2002 included charges totaling $3,274.2 million ($3,167.1 million after-tax), consisting of the following: (i) impairment charges of $2,412.8 million primarily related to the write-down of the TGN;
(ii) restructuring and other unusual charges of $680.8 million, of which $257.1 million is included in cost of revenue, primarily related to the write-down of inventory and facility closures within our Electronics segment; and (iii) a loss on the write-off of investments of $180.6 million. Income before extraordinary items and cumulative effect of accounting changes for the six months ended March 31, 2001 included a net credit of $160.4 million
($4.1 million after-tax net credit) consisting of the following: (i) a write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt") of $184.3 million; (ii) restructuring and other unusual charges of $203.5 million, of which $71.4 million is included in cost of revenue, related primarily to the closure of certain facilities within the electronics, valves and controls and healthcare businesses and the write-up of inventory under purchase accounting; (iii) a loss on the write-down of an investment of $3.9 million; (iv) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive; and (v) an unusual credit of $166.8 million related to the settlement of litigation.

    Results before impairment, restructuring and other unusual items are commonly used as a basis for measuring operating performance, but they should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles ("GAAP"). For more information on impairment, restructuring and other unusual charges (credits), see Note 10 to the Consolidated Financial Statements.

    The following table details Tyco Industrial's net revenues and (loss) earnings for the quarters and six months ended March 31, 2002 and 2001 ($ in millions):

                                                     FOR THE QUARTERS ENDED    FOR THE SIX MONTHS
                                                           MARCH 31,             ENDED MARCH 31,
                                                     ----------------------   ---------------------
                                                        2002        2001        2002        2001
                                                     ----------   ---------   ---------   ---------
                                                          (UNAUDITED)              (UNAUDITED)
TOTAL TYCO INDUSTRIAL SEGMENT REVENUES.............  $ 8,661.5    $8,809.8    $17,291.1   $16,838.8
                                                     =========    ========    =========   =========
Tyco Industrial operating income before (charges)
  credits, net(1)..................................  $ 1,404.0    $1,858.9    $ 3,082.8   $ 3,509.8
Restructuring and other unusual (charges) credits,
  net..............................................     (655.1)        6.4       (680.8)      (36.7)
Write-off of purchased in-process research and
  development......................................         --          --           --      (184.3)
Charges for the impairment of long-lived assets....   (2,412.8)      (17.7)    (2,412.8)      (25.1)
                                                     ---------    --------    ---------   ---------
Tyco Industrial operating (loss) income after
  (charges) credits, net...........................   (1,663.9)    1,847.6        (10.8)    3,263.7
Amortization of goodwill...........................         --      (128.3)          --      (248.4)
                                                     ---------    --------    ---------   ---------
Total Tyco Industrial operating (loss) income......   (1,663.9)    1,719.3        (10.8)    3,015.3
Net (loss) on investments and gain on sale of
  businesses.......................................     (180.6)       (3.9)      (180.6)      406.5
Tyco Capital net earnings..........................      178.8          --        434.2          --
Interest and other financial charges, net..........     (205.8)     (227.3)      (393.9)     (395.4)
                                                     ---------    --------    ---------   ---------
(Loss) income before income taxes, minority
  interest, extraordinary items and cumulative
  effect of accounting changes.....................   (1,871.5)    1,488.1       (151.1)    3,026.4
Income taxes.......................................      (31.6)     (366.0)      (299.7)     (891.0)
Minority interest..................................       (1.6)      (11.7)        (0.1)      (24.2)
                                                     ---------    --------    ---------   ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES..........   (1,904.7)    1,110.4       (450.9)    2,111.2
Extraordinary items, net of tax....................       (0.7)      (10.3)        (3.5)      (10.3)
Cumulative effect of accounting changes, net of
  tax..............................................         --          --           --      (683.4)
                                                     ---------    --------    ---------   ---------
TYCO INDUSTRIAL NET (LOSS) INCOME..................  $(1,905.4)   $1,100.1    $  (454.4)  $ 1,471.5
                                                     =========    ========    =========   =========

------------------------

(1) This amount is the sum of the operating profit of Tyco Industrial's three business segments as set forth in the segment discussion below, less certain corporate expenses in the amount of $52.3 million and $41.5 million for the quarters ended March 31, 2002 and 2001 and $118.4 million and $108.7 million for the six months ended March 31, 2002 and 2001, respectively, and is before net restructuring and other unusual charges (credits), the write-off of purchased in-process research and development, charges for the impairment of long-lived assets and goodwill amortization. Restructuring and other unusual charges related to inventory in the amount of $251.3 million and $46.4 million for the quarters ended March 31, 2002 and 2001 and $257.1 million and $71.4 million for the six months ended
    March 31, 2002 and 2001, respectively, have been deducted as part of cost of revenue in the Consolidated Statements of Operations, they have not, however, been deducted as part of cost of revenue for the purpose of calculating operating income before certain (charges) credits, net in this table. These charges are instead included in restructuring and other unusual (charges) credits, net.

    Total Tyco Industrial segment revenues decreased $148.3 million, or 1.7%, to $8,661.5 million for the quarter and increased $452.3 million, or 2.7%, to $17,291.1 million in the six months ended March 31, 2002, respectively. Tyco Industrial's operating income before certain (charges) credits decreased $454.9 million, or 24.5%, to $1,404.0 million in the quarter ended March 31, 2002 and decreased $427.0 million, or 12.2%, to $3,082.8 million in the six months ended March 31, 2002. The decrease in revenue for the quarter was due to a significant decrease in our Electronics segment, offset in part by increased revenues in our Fire and Security Services segment and, to a lesser extent, in our Healthcare and Specialty Products segment. For the six month period ended March 31, 2002, the increases in revenue at Fire and Security Services and Healthcare and Specialty Products in the aggregate were somewhat greater than the decrease in revenue in the Electronics segment, resulting in a modest overall increase in revenues. The net increases resulted primarily from acquisitions.

    Total operating income before certain (charges) credits as a percentage of revenue was 16.2% and 21.1% in the quarters ended March 31, 2002 and 2001, and 17.8% and 20.8% in the six months ended March 31, 2002 and 2001, respectively. The decrease in the quarter was due to decreased margins in all three segments, particularly within our Electronics segment. The decrease in the six months was primarily due to decreased margins in the Electronics segment and, to a lesser extent, in the Fire and Security Services segment. More detailed information by segment is provided further below.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. Consequently, we do not separately track the financial results of acquired companies. The discussions following the tables below include results of operations for the periods indicated as if the indicated acquisitions had been completed as of the beginning of the periods presented.

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

TYCO INDUSTRIAL

REVENUE AND OPERATING (LOSS) INCOME AND MARGINS

    The following tables summarize operating results by segment for the quarters ended March 31, 2002 and 2001 ($ in millions):

                                                            FOR THE QUARTER ENDED MARCH 31, 2002(1)
                                              -------------------------------------------------------------------
                                                                                HEALTHCARE
                                                                                   AND
                                                                FIRE AND        SPECIALTY
                                              ELECTRONICS   SECURITY SERVICES    PRODUCTS    CORPORATE    TOTAL
                                              -----------   -----------------   ----------   ---------   --------
Revenue.....................................   $2,834.7         $3,380.0         $2,446.8     $   --     $8,661.5
Cost of revenue.............................    2,041.1          1,919.6          1,452.1         --      5,412.8
Selling, general, administrative and other
  costs and expenses........................      370.0            932.8            489.6       52.3      1,844.7
                                               --------         --------         --------     ------     --------
Operating income before charges.............   $  423.6         $  527.6         $  505.1     $(52.3)    $1,404.0
                                               ========         ========         ========     ======     ========

                                                            FOR THE QUARTER ENDED MARCH 31, 2001(1)
                                              -------------------------------------------------------------------
                                                                                HEALTHCARE
                                                                                   AND
                                                                FIRE AND        SPECIALTY
                                              ELECTRONICS   SECURITY SERVICES    PRODUCTS    CORPORATE    TOTAL
                                              -----------   -----------------   ----------   ---------   --------
Revenue.....................................   $4,159.9         $2,430.0         $2,219.9     $   --     $8,809.8
Cost of revenue.............................    2,787.1          1,380.1          1,300.9         --      5,468.1
Selling, general, administrative and other
  costs and expenses........................      370.5            645.6            425.2       41.5      1,482.8
                                               --------         --------         --------     ------     --------
Operating income before charges.............   $1,002.3         $  404.3         $  493.8     $(41.5)    $1,858.9
                                               ========         ========         ========     ======     ========

------------------------------

(1) Results are before impairment, restructuring and other unusual charges of $3,248.5 million for the quarter ended March 31, 2002 and a net charge of $15.2 million for the quarter ended March 31, 2001, and goodwill amortization.

ELECTRONICS

    The following table sets forth revenue and operating (loss) income and margins for the Electronics segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           2002           2001
                                                         ---------      --------
                                                               (UNAUDITED)
Revenue................................................  $ 2,834.7      $4,159.9
Operating income before charges........................  $   423.6      $1,002.3
Operating margins before charges.......................       14.9%         24.1%

Operating (loss) income after charges..................  $(2,604.2)     $  854.4
Operating margins after charges........................      (91.9)%        20.5%

    The 31.9% decrease in revenue in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001 for the segment resulted from continued softness in demand in the telecommunications, power systems, communications, printed circuit and computer and consumer electronics end markets across all geographic regions. The Electronics segment is comprised of the core Tyco Electronics group, as well as Tyco Telecommunications (formerly TyCom) and Tyco Electrical and Metal Products. Revenue at core Tyco Electronics decreased
$920.8 million, or 28.3%, reflecting softness in demand in certain end markets. Revenue at Tyco Electrical and Metal Products was essentially unchanged. Revenue at the segment's Telecommunications business declined $403.7 million, or 71.3%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Management believes that sales for the segment were also negatively impacted by the business distraction associated with the rumors and negative publicity surrounding the Company during the current quarter, as well as uncertainties arising from the Company's announced break-up plan, which distracted employees, customers and vendors. Excluding the acquisitions of CIGI Investment Group, Inc. ("CIGI") in October 2000, Lucent Technologies' Power Systems business ("LPS") in December 2000, Century Tube Corporation ("Century") in October 2001, Transpower Technologies in November 2001, and Communications Instruments, Inc. ("CII") in January 2002, revenue for the segment decreased an additional 1.2%. Although there has been some quarterly sequential growth in certain industries in which the segment operates, we expect our Electronics segment to continue to experience softness in demand as the current downturn in these end markets continues, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current quarter's restructuring charges, management has implemented plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The 57.7% decrease in operating income before certain charges and the decrease in operating margins in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001 was primarily due to the decrease in revenue, decreased sales prices and lower manufacturing volume, which increased per unit costs. However, increased per unit costs were slightly offset by cost reduction initiatives implemented during the current fiscal year.

    The operating loss and decrease in operating margins in the quarter ended March 31, 2002 include impairment, restructuring and other unusual charges of $3,027.8 million, primarily related to impairment of the TGN, inventory and property, plant and equipment, as compared to restructuring, impairment and other unusual charges of $147.9 million in the quarter ended March 31, 2001, primarily related to severance associated with the closure of facilities.

FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                               (UNAUDITED)
Revenue..................................................  $3,380.0   $2,430.0
Operating income before charges..........................  $  527.6   $  404.3
Operating margins before charges.........................      15.6%      16.6%

Operating income after charges...........................  $  496.2   $  382.5
Operating margins after charges..........................      14.7%      15.7%

    The 39.1% increase in revenue in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 resulted primarily from higher sales volume and increased service revenue in both the worldwide fire protection business and the worldwide electronic security services business and, to a lesser extent, due to increased revenue at Tyco Valves and Controls and Tyco Infrastructure Services. The increases were due primarily to acquisitions and, to a lesser extent, a higher volume of recurring service revenue from our worldwide security business, increased sales of fire safety and video surveillance products and access control systems, and the introduction of new products. At the same time, revenues were negatively impacted by weak market conditions and the business distractions that took place during the quarter, particularly for our worldwide valves and controls business. Acquisitions included Pyrotenax in March 2001, Scott Technologies, Inc. ("Scott") in May 2001, IMI Bailey Birkett ("IMI") in June 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("Security Link") and Sentry S.A. in July 2001, Edison Select in August 2001, SBC/Smith Alarm Systems ("Smith Alarm") in October 2001, DSC Group, Water & Power Technologies ("Water & Power") and Sensormatic in
November 2001 and Clean Air Systems in February 2002. Excluding the impact of the acquisitions listed above, revenue for the segment increased an estimated 10.5%. We expect that the continued awareness of the need for fire and security products should offset any general market softness experienced by the segment.

    The 30.5% increase in operating income before certain charges in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 was primarily due to acquisitions and, to a lesser extent, to increased service volume in our worldwide electronic security services business. The decrease in operating margins before certain charges for the segment was primarily a result of the business distractions, pricing pressures, and to a lesser extent, lower margins on newly acquired businesses.

    Operating income and margins after certain charges in the quarter ended March 31, 2002 reflect restructuring and other unusual charges of $31.4 million primarily related to severance associated with the closure of existing facilities and the write-up of inventory under purchase accounting. Operating income and margins in the quarter ended March 31, 2001 include restructuring and impairment charges of $21.8 million primarily related to the closure of facilities in the valves and controls business.

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                               (UNAUDITED)
Revenue..................................................  $2,446.8   $2,219.9
Operating income before charges..........................  $  505.1   $  493.8
Operating margins before charges.........................      20.6%      22.2%

Operating income after charges...........................  $  496.4   $  485.4
Operating margins after charges..........................      20.3%      21.9%

    The 10.2% increase in revenue in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 was primarily the result of acquisitions and, to a lesser extent, increased revenue in our international healthcare business and Tyco Healthcare's introduction of new products. However, the overall increase was offset slightly by declines in sales of certain products due to competitive pricing pressure in certain business lines, the strategic exiting of certain business lines and the general distractions that took place during the current quarter. Excluding the acquisitions of Mallinckrodt in October 2000, InnerDyne, Inc. in December 2000, Linq Industrial Fabrics, Inc. ("Linq") in December 2001, and Paragon Trade Brands ("Paragon") in January 2002, revenue for the segment increased an estimated 2.6%. The healthcare market has not been significantly impacted by the current economic downturn, and we do not expect a lessening of demand for the products we offer.

    The 2.3% increase in operating income before certain charges in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was due primarily to the acquisitions listed above, increased sales of higher margin products at Mallinckrodt and operating efficiences realized from cost reductions. The decrease in operating margins before certain charges within the segment was primarily due to volume shortfalls and unfavorable manufacturing variances at Plastics and Adhesives during the current quarter and pricing issues related to the general business distraction, partially offset by higher margins at Mallinckrodt.

    Operating income and margins after certain charges for the quarter ended March 31, 2002 reflect unusual charges of $8.7 million related to the write-off of legal fees and other deal costs associated with acquisitions that were not completed. Operating income and margins for the quarter ended March 31, 2001 include restructuring, impairment and other unusual charges totaling
$8.4 million primarily related to the closure of a manufacturing plant.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was a decrease in revenue of approximately $161.4 million and a decrease in operating income of approximately $36.3 million.

CORPORATE ITEMS

    Corporate expenses were $52.3 million (excluding an unusual charge of $180.6 million for the write-off of investments) in the quarter ended March 31, 2002 as compared to $41.5 million (excluding a net unusual credit of $163.4 million primarily for the settlement of litigation) in the quarter ended March 31, 2001. The increase in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was due to higher costs associated with supporting and monitoring our expanded businesses and operations.

INTEREST EXPENSE, NET

    Net interest expense was $205.8 million in the quarter ended March 31, 2002, as compared to $227.3 million in the quarter ended March 31, 2001. The decrease is a result of lower average interest rates in the current year, partially offset by higher average debt balances associated with borrowing to finance acquisitions and higher rates on debt assumed in acquisitions. However, interest expense for the quarter ended March 31, 2002 is higher than that of the quarter ended December 31, 2001 due to our drawdown of higher rate bank credit facilities and our exit from the commercial paper market. We expect our interest expense to increase slightly for our third fiscal quarter due to the effect of higher rate bank debt outstanding for the entire quarter.

ACCOUNTING POLICIES

    The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The following accounting policies for Tyco Industrial include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

    Investments--Investments for which Tyco Industrial does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings.

    Long-Lived Assets--Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and the TGN, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We wrote-off a significant portion of Construction in progress--TGN and the entire amount placed in service, and management continues to monitor developments in the fiberoptic capacity markets. It is possible that the assumptions underlying the impairment analysis will change in such a manner that a further impairment in value may occur in the foreseeable future.

    Goodwill--Effective October 1, 2001, the beginning of Tyco's fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," for all of Tyco and its subsidiaries.

    Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. However, during the quarter ended March 31, 2002, circumstances developed that could potentially impair the value of goodwill with respect to our Tyco Telecommunications reporting unit and Tyco Capital. Updated valuations were completed as of March 31, 2002, which resulted in no impairment of goodwill at that date. For additional information regarding our current analysis of the goodwill of Tyco Capital, see "Tyco Capital--Accounting Policies" below.

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

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                              FOR THE QUARTER ENDED
                                                                 MARCH 31, 2002
                                                              ---------------------
Finance income..............................................        $ 1,106.7
Interest expense............................................            352.0
                                                                    ---------
Net finance income..........................................            754.7
Depreciation on operating lease equipment(1)................            310.2
                                                                    ---------
Net finance margin..........................................            444.5
Provision for credit losses(2)..............................            195.0
                                                                    ---------
Net finance margin, after provision for credit losses.......            249.5
Other income................................................            232.0
                                                                    ---------
Operating margin............................................            481.5
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1)..............................................            234.2
                                                                    ---------
Income before income taxes and minority interest............        $   247.3
                                                                    =========
Average earning assets ("AEA")(3)...........................        $36,006.6
Net finance margin as a percent of AEA (annualized).........             4.94%

------------------------------

(1) Depreciation on operating lease equipment has been included within selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations.

(2) Includes a charge of $95.0 million related to economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables.

(3) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Tyco Capital's revenues were $1,338.7 million for the quarter ended
March 31, 2002 consisting of finance income of $1,106.7 million and other income of $232.0 million. As a percentage of AEA, finance income was 12.30%. For the quarter ended March 31, 2002, Tyco Capital's income before income taxes and minority interest was $247.3 million.

    Net finance margin as a percentage of AEA for the quarter ended March 31, 2002 was favorably impacted primarily by the effect of fair value adjustments in new basis of accounting to reflect market interest rates on debt and assets, including liquidating receivables. Other factors favorably impacting AEA were the following: (1) exits from non-strategic and under-performing businesses;
(2) the decline in short term interest rates and (3) lower leverage. These positive factors were partially offset by the increased cost of bank line borrowings and excess cash maintained for liquidity purposes during the quarter ended March 31, 2002.

    Interest expense totaled $352.0 million for the quarter ended March 31, 2002. As a percentage of AEA, interest expense was 3.91%. We expect Tyco Capital's interest expense as a percentage of AEA to increase as a result of higher costs associated with the drawn down on its bank credit facilities to repurchase outstanding commercial paper at scheduled maturities and the higher levels of excess liquidity that will be maintained for the near term following the recent market events. Net finance margin during the quarter ended March 31, 2002 reflects the favorable impact of the sale and liquidation of under-performing assets and the effect of fair value adjustments in new basis of accounting to reflect market interest rates on debt and assets including liquidating receivables.

    Other income for Tyco Capital was $232.0 million for the quarter ended March 31, 2002 as set forth in the following table ($ in millions):

Fees and other income.......................................   $160.8
Factoring commissions.......................................     37.5
Gains on securitizations....................................     34.7
Gains on sales of leasing equipment.........................      4.3
Losses on venture capital investments.......................     (5.3)
                                                               ------
Total.......................................................   $232.0
                                                               ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

    During the quarter ended March 31, 2002, Tyco Capital recorded an unusual charge of $95.0 million relating to the economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. The $95.0 million charge has been included in the provision for credit losses. The provision for credit losses was $195.0 million, or 2.17% of AEA, for the quarter ended March 31, 2002. Financing and leasing portfolio assets totaled $37.3 billion (including $3.4 billion in securitized trade receivables managed by Tyco Capital) at March 31, 2002 as compared to $40.7 billion at September 30, 2001, while managed assets totaled $48.1 billion at March 31, 2002 as compared to $50.9 billion at September 30, 2001. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by Tyco Capital. The reduced asset levels reflect the sale and liquidation of under-performing assets in industries expected to continue to have low margins coupled with lower origination volumes due to the soft economic environment and funding constraints arising from Tyco Capital's increased costs of borrowing.

ACCOUNTING POLICIES

    The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The following accounting policies for Tyco Capital include inherent risks and uncertainties related to judgments and assumptions made by management. Management's estimates are based on the relevant information available at the end of each period.

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

    Reserve for Credit Losses--The reserve for credit losses is periodically reviewed by management for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past-due loans and non-performing assets. Management uses judgment in determining the level of the consolidated reserve for credit losses and in evaluating the adequacy of the reserve.

    Goodwill--As previously discussed, all of Tyco and its subsidiaries including Tyco Capital adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2001, the beginning of Tyco's fiscal 2002.

    Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. However, during the quarter ended March 31, 2002, circumstances developed that could potentially impair the value of goodwill with respect to Tyco Capital. An updated valuation was completed as of March 31, 2002, which resulted in no impairment at that date.

    We are continuing to evaluate the impairment of Tyco Capital's goodwill in connection with the recent liquidity events and the proposed initial public offering. We have determined that a potential risk of goodwill impairment at Tyco Capital may exist due to the credit downgrades and disruption to its historic funding base. Based on management's analysis, we currently believe that a possible range from excess fair value of $1.5 billion to impairment of $750 million may exist at March 31, 2002. The $1.5 billion excess fair value analysis assumes that CIT will be separated from Tyco and, upon separation, CIT's credit ratings will likely be upgraded, and that it will have cost effective access to the unsecured credit markets. The $750 million impairment analysis assumes that CIT is not separated from Tyco, credit ratings are not upgraded from their current levels and CIT does not regain cost effective access to the unsecured credit markets. However, at this time, we believe that separation from Tyco, subsequent credit upgrades and access to the unsecured credit markets on a cost effective basis is the most likely outcome and, as a result, have concluded that an impairment did not exist as at March 31, 2002. Another indicator of potential impairment is if the net book value exceeds Tyco Capital's market capitalization for a period of time. As an independent public company, CIT will have its own market capitalization. This analysis could lead to a determination of impairment ranging as high as the difference between the post-offering market capitalization and total equity. In the event that the book value of net goodwill is impaired, any such impairment would be charged to earnings in the period of impairment.

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of impairment, restructuring and other unusual charges and loss on the write-off of investments, was 15.1% during the quarter ended March 31, 2002, as compared to 24.8% in the quarter ended March 31, 2001. The decrease in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with higher income tax rates and due to goodwill (which was not deductible for tax purposes) no longer being amortized.

EXTRAORDINARY ITEMS

    Tyco has repurchased some high interest rate debt of companies acquired prior to their scheduled maturities. In the quarter ended March 31, 2002, the Company recorded extraordinary items totaling $0.7 million, net of tax, as compared to $10.3 million, net of tax, in the quarter ended March 31, 2001, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

TYCO INDUSTRIAL

REVENUE AND OPERATING (LOSS) INCOME AND MARGINS

    The following tables summarize operating results for the six months ended March 31, 2002 and 2001 ($ in millions):

                                                       FOR THE SIX MONTHS ENDED MARCH 31, 2002(1)
                                         ----------------------------------------------------------------------
                                                        FIRE AND         HEALTHCARE
                                                        SECURITY            AND
                                         ELECTRONICS    SERVICES     SPECIALTY PRODUCTS   CORPORATE     TOTAL
                                         -----------   -----------   ------------------   ---------   ---------
Revenue................................   $5,966.3      $6,668.6          $4,656.2         $    --    $17,291.1
Cost of revenue........................    4,192.4       3,785.7           2,674.5              --     10,652.6
Selling, general, administrative and
  other costs and expenses.............      729.0       1,789.2             919.1           118.4      3,555.7
                                          --------      --------          --------         -------    ---------
Operating income before charges........   $1,044.9      $1,093.7          $1,062.6         $(118.4)   $ 3,082.8
                                          ========      ========          ========         =======    =========

                                                       FOR THE SIX MONTHS ENDED MARCH 31, 2001(1)
                                         ----------------------------------------------------------------------
                                                       FIRE AND
                                                       SECURITY      HEALTHCARE AND
                                         ELECTRONICS   SERVICES      SPECIALTY PRODUCTS   CORPORATE     TOTAL
                                          --------      --------          --------         -------    ---------
Revenue................................   $8,025.8      $4,597.4          $4,215.6         $    --    $16,838.8
Cost of revenues.......................    5,284.0       2,650.5           2,483.0              --     10,417.5
Selling, general, administrative and
  other costs and expenses.............      797.7       1,187.0             818.1           108.7      2,911.5
                                          --------      --------          --------         -------    ---------
Operating income before charges........   $1,944.1      $  759.9          $  914.5         $(108.7)   $ 3,509.8
                                          ========      ========          ========         =======    =========

------------------------------

(1) Results are before impairment, restructuring and other unusual charges of $3,274.2 million in the six months ended March 31, 2002 and a net credit of $160.4 million in the six months ended March 31, 2001, and goodwill amortization.

ELECTRONICS

    The following table sets forth revenue and operating (loss) income and margins for the Electronics segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           2002           2001
                                                         ---------      --------
                                                               (UNAUDITED)
Revenue................................................  $ 5,966.3      $8,025.8
Operating income before charges........................  $ 1,044.9      $1,944.1
Operating margins before charges.......................       17.5%         24.2%

Operating (loss) income after charges..................  $(1,982.9)     $1,796.2
Operating margins after charges........................      (33.2)%        22.4%

    The 25.7% decrease in revenue in the six months ended March 31, 2002 compared with the six months ended March 31, 2001 for the segment resulted from continued softness in demand in the telecommunications, power systems, communications, printed circuit, and computer and consumer electronics end markets across all geographic regions. The Electronics segment is comprised of the core Tyco Electronics group, as well as Tyco Telecommunications and Tyco Electrical and Metal Products. Revenue at core Tyco Electronics decreased $1,492.2 million, or 23.9% reflecting softness in demand in certain end markets. Revenue at Tyco Electrical and Metal Products decreased $45.6 million, or 6.5% both as a result of lower sales volume in certain end markets and lower sales prices (reflecting lower raw material prices). Revenue at the segment's Telecommunications business declined approximately $521.7 million, or 47.9% due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the acquisitions of CIGI in October 2000, LPS in December 2000, Century in October 2001, Transpower Technologies in
November 2001, and CII in January 2002, revenue for the segment decreased an additional 5.0%. Although there has been some quarterly sequential growth in some of the industries in which the segment operates, we expect our Electronics segment to continue to experience softness in demand during the current downturn in these end markets, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current quarter's restructuring charges, management has begun to implement plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The 46.3% decrease in operating income before certain charges and the decrease in operating margins in the six months ended March 31, 2002 compared with the six months ended March 31, 2001 was primarily due to the decrease in revenue, decreased sales prices and lower manufacturing volume, which increased per unit costs.

    The operating loss and decrease in operating margins in the six months ended March 31, 2002 include impairment, restructuring and other unusual charges of $3,027.8 million, primarily related to impairment of the TGN, inventory and property, plant and equipment, as compared to charges of $147.9 million in the six months ended March 31, 2001, primarily related to severance associated with the closure of facilities.

FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                            FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                               (UNAUDITED)
Revenue.................................................  $6,668.6      $4,597.4
Operating income before charges.........................  $1,093.7      $  759.9
Operating margins before charges........................      16.4%         16.5%

Operating income after charges..........................  $1,036.6      $  726.2
Operating margins after charges.........................      15.5%         15.8%

    The 45.1% increase in revenue in the six months ended March 31, 2002 over the six months ended March 31, 2001 resulted primarily from higher sales volume and increased service revenue in both the worldwide fire protection businesses and the worldwide electronic security services business and, to a lesser extent, due to increased revenue at Tyco Valves and Controls and Tyco Infrastructure Services. The increases were due primarily to acquisitions and, to a lesser extent, a higher volume of recurring service revenues from our worldwide security business and increased sales of fire safety products. Acquisitions included Simplex Time Recorder Co. in January 2001, Pyrotenax in March 2001, Scott in May 2001, IMI in June 2001, Security Link and Sentry S.A. in
July 2001, Edison Select in August 2001, Smith Alarm in October 2001, DSC Group, Water & Power and Sensormatic in November 2001, and Clean Air Systems in February 2002. Excluding the impact of the acquisitions listed above, revenue for the segment increased an estimated 16.8%. We expect that the continued awareness of the need for fire and security products should offset any general market softness experienced by the segment.

    The 43.9% increase in operating income before certain charges in the six months ended March 31, 2002 over the six months ended March 31, 2001 was primarily due to acquisitions and partially due to increased service volume in our worldwide fire protection and electronic security services business. Operating margins before certain charges remained flat primarily due to increased sales volume and service revenue in worldwide fire protection, offset by decreased margins at Tyco Valves and Controls and Tyco Infrastructure Services, lower margins on newly acquired businesses and the business distractions that took place during the quarter ended March 31, 2002.

    Operating income and margins after certain charges in the six months ended March 31, 2002 reflect restructuring and other unusual charges of $57.1 million, primarily related to severance associated with the closure of facilities, as compared to restructuring, impairment and other unusual charges of $33.7 million in the six months ended March 31, 2001, primarily related to the closure of facilities in the valves and controls business and an environmental remediation project.

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                            FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                               (UNAUDITED)
Revenue.................................................  $4,656.2      $4,215.6
Operating income before charges.........................  $1,062.6      $  914.5
Operating margins before charges........................      22.8%         21.7%

Operating income after charges..........................  $1,053.9      $  686.6
Operating margins after charges.........................      22.6%         16.3%

    The 10.5% increase in revenue in the six months ended March 31, 2002 over the six months ended March 31, 2001 was primarily the result of acquisitions and, to a lesser extent, increased revenue in our international healthcare business. Excluding the acquisitions of Mallinckrodt in October 2000, InnerDyne, Inc. in December 2000, Linq in December 2001, and Paragon in
January 2002, revenue for the segment increased an estimated 3.6%. The healthcare market has not been significantly impacted by the current economic downturn, and we do not expect a lessening of demand for the products we offer.

    The increase in operating income and margins before certain charges in the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was due primarily to the acquisitions listed above, favorable product mix as sales of higher margin products increased and operating efficiencies realized from cost reductions at Mallinckrodt, partially offset by decreased margins at Plastics and Adhesives as a result of volume shortfalls and unfavorable manufacturing variances.

    Operating income and margins after certain charges in the six months ended March 31, 2002 reflect unusual charges of $8.7 million related to the write-off of legal and other deal costs associated with acquisitions that were not completed, as compared to the write-off of purchased in-process research and development and restructuring, impairment and other unusual charges totaling $227.9 million in the six months ended March 31, 2001 primarily related to the acquisition of Mallinckrodt.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was a decrease in revenue of approximately $222.5 million and a decrease in operating income of approximately $54.5 million.

CORPORATE ITEMS

    Corporate expenses were $118.4 million (excluding an unusual charge of $180.6 million due to a loss on the write-off of investments) in the six months ended March 31, 2002 as compared to $108.7 million (excluding a net gain on the sale of businesses of $410.4 million and an unusual net credit of $159.5 million primarily for the settlement of litigation) in the six months ended March 31, 2001. The increase in the six months ended March 31, 2002 as compared to the quarter ended March 31, 2001 was due to higher costs associated with supporting and monitoring our expanded businesses and operations.

INTEREST EXPENSE, NET

    Net interest expense was $393.9 million in the six months ended March 31, 2002, as compared to $395.4 million in the six months ended March 31, 2001. The slight decrease is a result of lower interest rates in the current year, substantially offset by higher average debt balances associated with borrowing to finance acquisitions and higher rates on debt assumed in acquisitions. We expect our interest expense to increase slightly for our third fiscal quarter due to the effect of higher rate bank debt outstanding for the entire quarter.

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                            FOR THE SIX MONTHS ENDED
                                                                 MARCH 31, 2002
                                                            ------------------------
Finance income............................................         $ 2,304.7
Interest expense..........................................             725.0
                                                                   ---------
Net finance income........................................           1,579.7
Depreciation on operating lease equipment(1)..............             648.7
                                                                   ---------
Net finance margin........................................             931.0
Provision for credit losses(2)............................             307.9
                                                                   ---------
Net finance margin, after provision for credit losses.....             623.1
Other income..............................................             477.1
                                                                   ---------
Operating margin..........................................           1,100.2
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1)............................................             472.8
                                                                   ---------
Income before income taxes and minority interest..........         $   627.4
                                                                   =========
Average earning assets ("AEA")(3).........................         $37,114.1
Net finance margin as a percent of AEA (annualized).......              5.02%

------------------------------

(1) Depreciation on operating lease equipment has been included within selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations.

(2) Includes a charge of $95.0 million related to economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso denominated receivables.

(3) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Tyco Capital's revenues were $2,781.8 million for the six months ended
March 31, 2002 consisting of finance income of $2,304.7 million and other income of $477.1 million. As a percentage of AEA, finance income was 12.42%. For the six months ended March 31, 2002, Tyco Capital's income before income taxes and minority interest was $627.4 million.

    Net finance margin as a percentage of AEA for the six months ended
March 31, 2002 was primarily favorably impacted by the effect of fair value adjustments in new basis of accounting to reflect market interest rates on debt and assets, including liquidating receivables. Other factors favorably impacting AEA were the following: (1) exits from non-strategic and under-performing businesses; (2) the decline in short term interest rates and (3) lower leverage. These positive factors were partially offset by the increased cost of bank line borrowings and excess cash maintained for liquidity purposes during the six months ended March 31, 2002.

    Interest expense totaled $725.0 million for the six months ended March 31, 2002. As a percentage of AEA, interest expense was 3.91%. We expect Tyco Capital's interest expense as a percentage of AEA to increase as a result of higher costs associated with the drawn down on its bank credit facilities to repurchase outstanding commercial paper at scheduled maturities and the higher levels of excess liquidity that will be maintained for the near term following the recent market events. Net finance margin during the six months ended
March 31, 2002 reflects the favorable impact of the sale and liquidation of under-performing assets and the effect of fair value adjustments in new basis of accounting.

    Other income for Tyco Capital was $477.1 million for the six months ended March 31, 2002 as set forth in the following table ($ in millions):

Fees and other income.......................................   $334.3
Factoring commissions.......................................     75.8
Gains on securitizations....................................     62.7
Gains on sales of leasing equipment.........................      7.0
Losses on venture capital investments.......................     (2.7)
                                                               ------
Total.......................................................   $477.1
                                                               ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

    During the six months ended March 31, 2002, Tyco Capital recorded an unusual charge of $95.0 million relating to the economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. The $95.0 million charge has been included in the provision for credit losses. The provision for credit losses was $307.9 million, or 1.66% of AEA, for the six months ended March 31, 2002.

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, restructuring and other unusual charges, charges for the impairment of long-lived assets and net loss on investments and gain on the sale of businesses, was 18.5% during the six months ended March 31, 2002, as compared to 25.3% in the six months ended March 31, 2001. The decrease in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with higher income tax rates and due to goodwill (which was not deductible for tax purposes) no longer being amortized.

EXTRAORDINARY ITEMS

    Tyco has repurchased some high interest rate debt of companies acquired prior to their scheduled maturities. In the six months ended March 31, 2002, the Company recorded extraordinary items totaling $3.5 million, net of tax, as compared to $10.3 million, net of tax, in the six months ended March 31, 2001, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

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

                        LIQUIDITY AND CAPITAL RESOURCES

TYCO INDUSTRIAL

    The following table shows the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and six months ended March 31, 2002 and 2001. We refer to the net amount of cash generated from operating activities, less capital expenditures and dividends, as "free cash flow." We use free cash flow as a basis for measuring operating performance for Tyco Industrial. However, it should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

                                                         FOR THE QUARTERS     FOR THE SIX MONTHS
                                                          ENDED MARCH 31,       ENDED MARCH 31,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
($ IN MILLIONS)                                             (UNAUDITED)           (UNAUDITED)
Tyco Industrial operating income before charges,
  net(1)..............................................  $1,404.0   $1,858.9   $3,082.8   $3,509.8
Depreciation and amortization(2)......................     506.7      408.4      987.4      775.1
Net increase (decrease) in deferred income taxes......       4.4     (112.8)     (55.5)      80.0
Less:
  Net decrease (increase) in working capital(3).......     277.2       83.2     (421.7)    (702.5)
  Interest and other financial charges, net...........    (205.8)    (227.3)    (393.9)    (395.4)
  Income tax expense(4)...............................    (130.7)    (353.9)    (406.8)    (721.6)
  Expenditures relating to restructuring and other
    unusual charges(5)................................     (91.1)     (44.3)    (182.0)     (55.6)
  Other, net..........................................      (6.3)       6.8      117.3       43.5
                                                        --------   --------   --------   --------
Tyco Industrial cash flow from operating activities...   1,758.4    1,619.0    2,727.6    2,533.3
Less:
  Capital expenditures(6).............................    (418.9)    (513.3)    (988.3)    (910.6)
  Dividends paid......................................     (25.3)     (22.1)     (49.7)     (43.6)
  Construction of Tyco Global Network.................    (287.8)    (439.1)    (878.5)    (707.8)
                                                        --------   --------   --------   --------
Tyco Industrial free cash flow........................  $1,026.4   $  644.5   $  811.1   $  871.3
                                                        ========   ========   ========   ========

------------------------------

(1) This amount is the sum of the operating profits of Tyco Industrial's three business segments as set forth above, less certain corporate expenses, and is before net restructuring and other unusual charges, a charge for the write-off of purchased in-process research and development, charges for the impairment of long-lived assets and goodwill amortization.

(2) This amount is the sum of depreciation of tangible property ($371.9 million and $322.6 million for the quarters ended March 31, 2002 and 2001 and $731.5 million and $619.1 million for the six months ended March 31, 2002 and 2001, respectively) and amortization of intangible assets other than goodwill ($134.8 million and $85.8 million for the quarters ended March 31, 2002 and 2001 and $255.9 million and $156.0 million for the six months ended March 31, 2002 and 2001, respectively).

(3) This amount excludes net restructuring and other unusual charges of $338.9 million and credits of $52.8 million for the quarters ended
    March 31, 2002 and 2001 and charges of $358.8 million and credits of $10.4 million for the six months ended March 31, 2002 and 2001 respectively.

(4) This amount excludes the income tax effect related to restructuring and other unusual charges of $99.1 million of benefit and $12.1 million of expense for the quarters ended March 31, 2002 and 2001 and $107.1 million of benefit and $169.4 million of expense for the six months ended March 31, 2002 and 2001, respectively.

(5) This amount is cash paid out for restructuring and other unusual charges.

(6) This amount is net of proceeds of $11.7 million and $134.8 million for the quarters ended March 31, 2002 and 2001 and $40.0 million and $251.2 million for the six months ended March 31, 2002 and 2001, respectively, received in sale-leaseback transactions.

    The following table shows cash flow from operating activities and free cash flow by segment for the six months ended March 31, 2002.

                                                                   HEALTHCARE
                                                        FIRE AND      AND
                                                        SECURITY   SPECIALTY
                                          ELECTRONICS   SERVICES    PRODUCTS    CORPORATE   TYCO INDUSTRIAL
                                          -----------   --------   ----------   ---------   ---------------
Operating income before charges, net....   $1,044.9     $1,093.7    $1,062.6     $(118.4)       $3,082.8

Depreciation............................      281.6        310.6       132.8         6.5           731.5
Intangible assets amortization..........       33.4        176.6        45.9          --           255.9
                                           --------     --------    --------     -------        --------
Depreciation and amortization...........      315.0        487.2       178.7         6.5           987.4
Deferred income taxes...................         --           --          --       (55.5)          (55.5)
Net decrease (increase) in working
  capital and other(1)..................       15.2       (405.0)     (170.6)      256.0          (304.4)
Interest and other financial charges,
  net...................................         --           --          --      (393.9)         (393.9)
Income tax expense(2)...................         --           --          --      (406.8)         (406.8)
Expenditures relating to restructuring
  and other unusual charges.............     (135.8)       (23.9)      (21.9)       (0.4)         (182.0)
                                           --------     --------    --------     -------        --------
Cash flow from operating activities.....    1,239.3      1,152.0     1,048.8      (712.5)        2,727.6
Capital expenditures....................     (299.6)      (502.1)     (161.3)      (25.3)         (988.3)
Dividends paid..........................         --           --          --       (49.7)          (49.7)
Construction of Tyco Global Network.....     (878.5)          --          --          --          (878.5)
                                           --------     --------    --------     -------        --------
Free Cash Flow..........................   $   61.2     $  649.9    $  887.5     $(787.5)       $  811.1
                                           ========     ========    ========     =======        ========

------------------------------

(1) These amounts exclude net restructuring and other unusual charges and credits.

(2) These amounts exclude the income tax effect related to restructuring and other unusual charges and credits.

    During the six months ended March 31, 2002, we paid out $318.4 million in cash that was charged against purchase accounting reserves established in connection with acquisitions. This amount is included in "Acquisition of businesses, net of cash acquired" in the Consolidated Statement of Cash Flows.

    During the six months ended March 31, 2002, we recorded restructuring and other unusual charges of $667.0 million, of which charges of $243.3 million are included in cost of revenue, related primarily to the write-down of inventory and the closure of facilities within the Electronics segment. In addition, we incurred an unusual charge of $13.8 million related to the sale of inventory, which had been written-up under purchase accounting, and has been included in cost of revenue. At September 30, 2001, there existed reserves for restructuring and other unusual charges of $340.2 million. During the six months ended
March 31, 2002, we paid out $182.0 million in cash and incurred $324.8 million (including the $13.8 million related to the sale of inventory, which had been written up under purchase accounting) in non-cash charges that were charged against these reserves. At March 31, 2002, there remained $514.2 million of reserves for restructuring and other unusual charges on Tyco Industrial's Consolidated Balance Sheet, of which $382.0 million is included in accrued expenses and other current liabilities and $132.2 million is included in other long-term liabilities.

    During the six months ended March 31, 2002, Tyco Industrial purchased businesses at an aggregate cost of $4,402.0 million. This amount consists of $2,342.7 million paid in cash, net of $155.3 million of cash acquired, $1,911.4 million paid in the form of Tyco common shares, and assumed stock options and pre-existing put option rights with a fair value of $147.9 million ($22.2 million of which put option rights has been paid in cash). Also during the six months, we completed our amalgamation with

TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Debt of acquired companies aggregated $775.7 million.

    During fiscal 2001, we entered into an agreement to acquire C.R.
Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated the merger agreement. Each party bore its own costs, and no break up fee was paid.

    At the beginning of fiscal 2002, purchase accounting reserves were $732.1 million as a result of purchase accounting transactions in prior years. In connection with fiscal 2002 acquisitions, we established purchase accounting reserves of $182.2 million for transaction and integration costs. In addition, purchase accounting liabilities of $355.7 million and a corresponding increase to goodwill and deferred tax assets were recorded during the six months ended March 31, 2002 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Tyco Capital and SecurityLink, all acquired during fiscal 2001. During the six months ended March 31, 2002, we paid out $318.4 million in cash for purchase accounting liabilities, plus $58.0 million relating to earn-out liabilities, and incurred $26.3 million in non-cash charges and reclassifications (including $2.3 million relating to earn-out liabilities) against the reserves established during and prior to this six-month period. In addition, during the six months ended
March 31, 2002, we assumed pre-existing put option rights of $105.9 million, of which $22.2 million has been paid in cash. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. Also, in the six months ended March 31, 2002, we determined that $47.3 million of purchase accounting reserves related to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At
March 31, 2002, there remained $880.3 million in purchase accounting reserves on Tyco Industrial's Consolidated Balance Sheet, of which $600.3 million is included in accrued expenses and other current liabilities and $280.0 million is included in other long-term liabilities.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $395.8 million in the six months ended
March 31, 2002, excluding restructuring and other unusual charges of $338.9 million. The components of this change are set forth in detail in Tyco Industrial's Consolidated Statement of Cash Flows. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During the six months ended March 31, 2002, we decreased our participation in our sale of accounts receivable program by approximately $90.2 million, and increased our participation in our sale of accounts receivable program with Tyco Capital by approximately $62.2 million. The $62.2 million increase switched a portion of our financing source from third parties to Tyco Capital with no impact in our changes in working capital.

    Acquisitions have been an important part of Tyco's growth in recent years. While we will continue to make selected complementary acquisitions, we anticipate reducing the number of acquisitions we complete prospectively, and, therefore expect that our growth rate from acquisitions will be reduced as compared to prior quarters. Goodwill and other intangible assets were $33,547.0 million at March 31, 2002, compared to $28,740.9 million at September 30, 2001.

    During the six months ended March 31, 2002, we received proceeds of $181.3 million from the exercise of common share options and used $765.8 million of cash to repurchase our own common shares. We ceased repurchasing our common shares in February 2002, and will not consider implementing future repurchases until our short-term debt levels are significantly reduced.

    Shareholders' equity was $33,332.0 million, or $16.68 per share, at March 31, 2002, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The increase in shareholders' equity was due primarily to:
(i) the issuance of approximately 47.6 million common shares valued at

$1,911.4 million for the acquisition of Sensormatic, (ii) the conversion of Tycom shares not already owned by Tyco into 17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom (iii) the issuance of 0.5 million common shares valued at $2.3 million related to an earn-out payment; and (iv) $42.0 million for the fair value of options assumed. This increase was partially offset by the repurchase of our common shares discussed above and a net loss of $454.4 million for the six months ended
March 31, 2002. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 45% at March 31, 2002 and 41% at September 30, 2001. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 38% at March 31, 2002 and 37% at September 30, 2001.

    The source of the cash used for acquisitions in fiscal 2002 was primarily proceeds from the issuance of debt. At March 31, 2002, Tyco Industrial's total debt was $27,376.7 million, as compared to $21,619.0 million at September 30, 2001. Our cash balance increased to $4,034.4 million at March 31, 2002, as compared to $1,779.2 million at September 30, 2001.

    The following summarizes Tyco Industrial's change in net debt for the six months ended March 31, 2002 ($ in millions):

Total debt at September 30, 2001.......................              $21,619.0
Less: cash and cash equivalents at September 30,
  2001.................................................                1,779.2
                                                                     ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2001.................               19,839.8
Operating cash flow....................................   (2,727.6)
Purchase of property, plant and equipment..............      988.3
Dividends..............................................       49.7
Construction in progress--TGN..........................      878.5
                                                         ---------
Free cash flow.........................................                 (811.1)
Acquisition of businesses..............................                2,719.1
Proceeds from exercise of options......................                 (181.3)
Repurchase of common shares............................                  765.8
Debt of acquired companies.............................                  775.7
Net cash payments to Tyco Capital......................                  238.3
Other items............................................                   (4.0)
                                                                     ---------
NET DEBT BALANCE AT MARCH 31, 2002.....................               23,342.3
Plus: cash and cash equivalents at March 31, 2002......                4,034.4
                                                                     ---------
Total debt at March 31, 2002...........................              $27,376.7
                                                                     =========

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

    In January 2002, TIG entered into a $1.5 billion bridge loan, which is fully and unconditionally guaranteed by Tyco, with a variable LIBO-based rate, which was 3.70% as of March 31, 2002. TIG repaid $645.0 million in April 2002. The remaining balance is due in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which expires in February 2006, is fully and unconditionally guaranteed by Tyco and has a variable LIBO-based rate, which was 3.53% as of March 31, 2002.

    Also, in February 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility and exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which was 3.52% as of March 31, 2002.

    Proceeds from the bridge loan and credit facilities were used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital for Tyco Industrial.

    The following table details our debt rating at September 30, 2001, March 31, 2002 and May 14, 2002. Following the borrowings in February 2002, Standard & Poor's and Fitch downgraded our long-term debt and commercial paper ratings, while Moody's confirmed its ratings, resulting in the ratings shown in the March 31, 2002 column in the table below. In April 2002, Moody's downgraded and Fitch further downgraded our ratings as shown in the May 14, 2002 column in the table below. The April downgrade was primarily the result of Tyco's revision of its plan to separate into four independent public companies and the weak economic environment of the electronics and telecommunications industries.

                                AT SEPTEMBER 30, 2001      AT MARCH 31, 2002         AT MAY 14, 2002
                                ----------------------   ----------------------   ----------------------
                                SHORT TERM   LONG TERM   SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                ----------   ---------   ----------   ---------   ----------   ---------
Moody's.......................      P2         Baa1          P2         Baa1          P2        Baa2(1)
Standard & Poor's.............      A1            A          A3          BBB          A3           BBB
Fitch.........................      F1            A          F2           A-          F3           BBB

------------------------------

(1) At May 14, 2002, Moody's differentiated the ratings between Tyco's and TIG's outstanding debt. The Moody's debt rating on Tyco's convertible debentures was downgraded to a Baa3 rating.

    THE SECURITY RATINGS STATED ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    If rating agencies downgrade Tyco Industrial's debt to below investment grade status, Tyco Industrial may be required to repurchase its Y30 billion (U.S.$223 million) 3.5% notes due 2030 and receivables previously sold under our third party sale of accounts receivables program. Amounts outstanding under these receivables programs aggregated $530 million as of March 31, 2002, which is a decrease of approximately $36 million from December 31, 2001. The value of the Y30 billion 3.5% notes due 2030 and amounts sold under our sale of accounts receivables program has not changed significantly through May 14, 2002.

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

    In February 2001, TIG issued $3,035,000,000 principal amount at maturity of zero coupon convertible debentures due 2021 for aggregate net proceeds of $2,203,400,000. The debentures, which are guaranteed by Tyco, accrete interest at a rate of 1.5% per annum. TIG may be required to repurchase these securities at the option of the holder at the accreted value of approximately

$2.3 billion in February 2003. TIG may elect to repurchase these debentures for cash, Tyco common shares, or some combination thereof.

    The table below includes our projected cash flows through March 2003 ($ in millions). This table does not include potential cash proceeds from the sale of CIT, and assumes that the convertible debentures described above are retired for cash.

                                                                    FY 2002                     FY 2003
                                                         ------------------------------   --------------------
FISCAL QUARTER                                              Q2         Q3         Q4         Q1         Q2
--------------                                           --------   --------   --------   --------   ---------
                                                           ACT.       EST.       EST.       EST.       EST.
                                                         --------   --------   --------   --------   ---------
BEGINNING CASH BALANCE.................................   $1,866     $4,034     $2,884     $2,672    $   2,549
Free Cash Flow(1)......................................    1,026        900      1,289        400        1,200
Acquisitions, including Purchase Accounting Spending...   (1,448)      (550)      (450)      (450)        (450)
Net Share Repurchases..................................     (120)        --         --         --           --
Refinancings(2)........................................       --         --         --         --        3,250(2)
Expected Divestitures Proceeds.........................       --         --         --         --           --
Other..................................................       64         --         --         --           --
Net Increase (Decrease) in Debt........................    2,646     (1,500)    (1,051)       (73)      (6,218)(3)
                                                          ------     ------     ------     ------    ---------
ENDING CASH BALANCE....................................   $4,034     $2,884     $2,672     $2,549    $     331
                                                          ======     ======     ======     ======    =========

------------------------------

(1) Total Free Cash Flow is estimated between $3.0 billion to $3.5 billion for fiscal 2002 and is shown in the table at $3.0 billion.

(2) Refinancings may occur at any time during the period but are shown in the table as occuring in the second quarter of fiscal 2003. If the convertible debentures are not retired for cash, but instead for common shares, then the amount needed for refinancing would be $2.3 billion less.

(3) Of this amount, $2.3 billion is attributable to the redemption at the option of the holder of the convertible debentures issued in February 2001, which by the terms of the debentures could be satisfied through the issuance of Tyco common shares.

TYCO INDUSTRIAL BACKLOG

    At March 31, 2002, Tyco Industrial had a backlog of unfilled orders of approximately $11,134.3 million. Total backlog increased, as compared to a backlog of $11,094.9 million at December 31, 2001 and $10,999.1 million at September 30, 2001. Backlog by industry segment is as follows ($ in millions):

                                                       MARCH 31,   SEPTEMBER 30,
                                                         2002          2001
                                                       ---------   -------------
                                                              (UNAUDITED)
Electronics..........................................  $ 2,545.7     $ 2,809.8
Fire and Security Services...........................    8,383.9       8,010.9
Healthcare and Specialty Products....................      204.7         178.4
                                                       ---------     ---------
                                                       $11,134.3     $10,999.1
                                                       =========     =========

    The decrease in backlog within the Electronics segment reflects the continued softness in demand in the communications, telecommunications, printed circuit, and computer and consumer electronics end markets. Within the Fire and Security Services segment, backlog increased in part due to the acquisition of Sensormatic, which resulted in an addition of approximately $57.0 million to backlog. Backlog in the Healthcare and Specialty Products segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

TYCO CAPITAL

LIQUIDITY RISK MANAGEMENT

    This section should be read in connection with "Tyco Capital-Liquidity Risk Management" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Tyco's Form 10-K for the year ended September 30, 2001.

    In February 2002, Tyco Capital drew down on its $8.5 billion unsecured bank credit facilities, which have historically been maintained as liquidity support for its commercial paper programs. The proceeds are continuing to be used to satisfy Tyco Capital's outstanding commercial paper obligations, of which approximately $710 million remains outstanding at March 31, 2002. The credit facilities are made up of four variable-rate instruments. Two of the instruments mature in March 2003, with one totaling $3.72 billion at LIBOR plus 28 basis points and the other is $0.5 billion (Canadian dollar) at Prime plus 5 basis points as of March 31, 2002. The remaining two variable rate credit instruments consist of $3.72 billion at LIBOR plus 30 basis points that matures in March 2005 and $0.765 billion at LIBOR plus 45 basis points that matures in April 2005 as of March 31, 2002. This draw down followed a similar draw down of bank lines by Tyco. As set forth below, on April 1, 2002 Tyco completed a $2.5 billion public unsecured bond offering. The proceeds created substantial liquidity and will be used to repay other term debt at maturity.

    Following the credit ratings downgrade of Tyco in February 2002, Tyco Capital's ratings were downgraded by Standard & Poor's and Fitch, while Moody's confirmed Tyco Capital's ratings, resulting in the ratings shown in the following table:

                                                      AT DECEMBER 31, 2001      AT MARCH 31, 2002
                                                     ----------------------   ----------------------
                                                     SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                                     ----------   ---------   ----------   ---------
Moody's............................................     P-1           A2          P-1          A2
Standard & Poor's..................................     A-1           A+          A-2          A-
Fitch..............................................      F1           A+           F2          A-

    THE SECURITY RATINGS STATED ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    The contractual maturities of Tyco Capital's commercial paper and term debt from April 1, 2002 to December 31, 2002 are shown in the following table ($ in millions):

                                                                                              JULY-     OCTOBER-
                                                            APRIL       MAY        JUNE     SEPTEMBER   DECEMBER     TOTAL
                                                           --------   --------   --------   ---------   ---------   --------
Commercial paper maturities..............................   $  469     $  154      $ 55      $   32      $   --      $  710
Term debt maturities.....................................    1,446      1,104       817       2,032       1,677       7,076
                                                            ------     ------      ----      ------      ------      ------
  Totals.................................................   $1,915     $1,258      $872      $2,064      $1,677      $7,786
                                                            ======     ======      ====      ======      ======      ======

    Tyco Capital's short-term liquidity plan is focused on the funds required to meet scheduled maturities of the remaining commercial paper and term debt. The plan assumes that the remaining commercial paper will be substantially paid with the proceeds from the bank lines and that funds required to meet term debt maturities will be paid via securitizations, including existing commercial equipment vehicles and the additional securitization facilities and the $2.5 billion raised from the recent debt offering. Proceeds from paydowns on Tyco Capital's existing receivables are expected to be used to fund new portfolio volume. Tyco Capital expects over time to have its ratings reviewed by the rating agencies to regain more cost-effective access to the public debt markets.

    From time to time, Tyco Capital files registration statements for debt securities, which it may sell in the future. At April 30, 2002, Tyco Capital had $12.2 billion of registered, but unissued, debt securities available under a shelf registration statement. In addition, Tyco Capital had $5.4 billion of registered, but unissued, securities available under public shelf registration statements relating to its asset-backed securitization program. Separately, during the quarter ended March 31, 2002, Tyco Capital completed $2.2 billion in private securitization facilities.

    In April 2002, Tyco Capital completed a $2.5 billion public unsecured bond offering as part of the previously announced strategy to strengthen its liquidity position. This debt offering was comprised of $1.25 billion aggregate principal amount of 7.375% senior notes due April 2, 2007 and $1.25 billion aggregate principal amount of 7.750% senior notes due April 2, 2012. The proceeds will be used to repay a portion of Tyco Capital's existing term debt at maturity.

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

    Joint Ventures--Tyco Capital utilizes joint ventures to conduct financing activities with certain strategic vendor partners. Receivables are originated by the joint venture entity and purchased by Tyco Capital. These distinct legal entities are jointly owned by the vendor partner and Tyco Capital, and there is no third-party debt involved. These arrangements are accounted for on the equity method, with profits and losses distributed according to the joint venture agreement.

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

CONSOLIDATED ITEMS

    In December 2001, a subsidiary of Tyco entered into an agreement to acquire McGrath RentCorp, a leading rental provider of modular offices and classrooms and electronic test equipment, for cash and Tyco common shares. The transaction is valued at approximately $370 million. It is subject to customary regulatory review.

    In April 2002, we terminated our previously announced plan to separate into four independent, publicly traded companies. In addition, we announced that we plan to divest of CIT Group Inc. through an initial public offering ("IPO") of all of CIT's outstanding shares, although we are considering other alternatives, including the sale of CIT. We will retain the remaining Tyco businesses.

    Subsequent to the end of the quarter, CIT Group Inc. (Del) filed a registration statement on Form S-1 with the SEC relating to the sale of all of CIT's common shares through an IPO. Tyco will receive the proceeds from the offering. If the underwriters exercise their over-allotment option, CIT will receive the proceeds from that sale.

    Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2001.

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

    In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are currently assessing the impact of this new standard.

                          FORWARD-LOOKING INFORMATION

    Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, earnings, cash flows, operating efficiencies, product expansion, backlog, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions;

    - the demand for Tyco's goods and services;

    - competitive factors in the industries in which Tyco competes; changes in government regulations;

    - changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

    - results of litigation;

    - interest rate fluctuations and other changes in borrowing costs; other capital market conditions, including foreign currency rate fluctuations;

    - economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

    - Tyco Capital's ability to access funding sources on a cost-effective basis, its credit loss experience and the adequacy of its credit loss reserve;

    - the timing of construction and the successful operation of the Tyco Global Network;

    - the ability to achieve anticipated synergies and other cost savings in connection with acquisitions;

    - the timing, impact and other uncertainties of future acquisitions; the timing and other uncertainties with respect to Tyco's recently announced plan to sell CIT;

    - potential impairment of our goodwill;

    - the impact of fluctuations in the share price of Tyco common shares;

    - changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco's disposable medical products and other specialty products, and regarding Tyco's ability to operate and set prices with respect to its undersea cable communications systems;

    - results of significant litigation adverse to Tyco, including product liability claims, intellectual property claims, antitrust claims, securities law claims and other claims detailed from time to time in Tyco's SEC filings;

    - and the potential continuing disruption to our business and related distraction costs associated with negative publicity and recent announcements.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2001, except for possible additional interest rate exposure discussed in liquidity above.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

SECURITIES LITIGATION (1999--2002)

    As previously reported in Tyco's Annual Report on Form 10-K, filed
December 21, 2000, Tyco and two Tyco executive officers were named as defendants in thirty-eight substantially identical class action lawsuits that were consolidated for pretrial purposes before the United States District Court for the District of New Hampshire. On February 22, 2002, the District Court granted the defendants' motion to dismiss with prejudice the Second Amended Class Action Complaint and Jury Trial Demand in its entirety and dismissed all of plaintiffs' claims. Judgment was entered on February 25, 2002. Plaintiffs filed no appeal, and their time to do so has expired.

SECURITIES AND ERISA LITIGATION (2002)

    Beginning on February 4, 2002, twenty-three class action lawsuits were filed against Tyco and all or some of five Tyco executive officers. Seventeen of the actions were filed in the United States District Court for the Southern District of New York, and six actions were filed in the Southern District of Florida. Each of the suits is allegedly brought on behalf of persons who acquired Tyco securities during various periods from February 1999 to February 2002. Plaintiffs seek damages on account of alleged violations of the securities laws in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. The plaintiffs seek class certification, money damages, declaratory relief, rescission, and/or disgorgement of profits. On March 29, 2002, a class action lawsuit was filed against Tyco and eleven Tyco directors in the United States District Court for the Southern District of New York. The suit is allegedly brought on behalf of the Tyco Retirement Savings and Investment Plan and a purported class of participants in the Plan whose accounts held shares of Tyco stock from April 12, 1998 through January 28, 2002. Plaintiff seeks damages on account of alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. Plaintiff seeks money damages and restitution. On May 6, 2002 the Office of the Clerk of the Judicial Panel on Multidistrict Litigation issued conditional transfer orders transferring twenty-two of the securities cases and the ERISA case to the United States District Court for the District of New Hampshire for coordinated and consolidated pretrial proceedings. Certain plaintiffs have objected to the conditional transfer order, and it has been stayed pending further briefing.

DERIVATIVE LITIGATION

    On February 4, 2002, an action was filed in the Superior Court of New Hampshire, Rockingham County, by John Gebhardt, purporting to bring suit derivatively on behalf of Tyco International (US) Inc. against the current directors of Tyco International Ltd., a former director and Tyco International
(US) Inc. as a nominal defendant, alleging that the individuals named as defendants breached their fiduciary duties, committed waste and disseminated misleading and inaccurate information in connection with payments aggregating $20 million made to the former director and a charity designated by him in connection with the acquisition of The CIT Group, Inc. Plaintiff seeks unspecified money damages.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2002 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on February 21, 2002. All Company proposals submitted at the Meeting were passed as described below. The following is a brief description of each matter voted upon at the Meeting.

    COMPANY PROPOSAL 1. To elect the Board of Directors of the Company:

    The following is a tabulation of the votes submitted in respect of Company Proposal 1. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate.

                                                         NUMBER OF       NUMBER OF       NUMBER OF
                                                         VOTES FOR     VOTES AGAINST   VOTES WITHHELD
                                                       -------------   -------------   --------------
L. Dennis Kozlowski..................................  1,643,697,286       977,800       38,363,159
Lord Ashcroft KCMG...................................  1,643,916,460       758,626       38,363,159
Joshua M. Berman.....................................  1,643,947,667       727,419       38,363,159
Richard S. Bodman....................................  1,644,122,844       552,242       38,363,159
John F. Fort, III....................................  1,639,255,584     5,419,502       38,363,159
Stephen W. Foss......................................  1,644,161,902       513,184       38,363,159
Wendy E. Lane........................................  1,644,123,450       551,636       38,363,159
James S. Pasman, Jr..................................  1,643,841,910       833,176       38,363,159
W. Peter Slusser.....................................  1,643,643,400     1,031,686       38,363,159
Mark H. Swartz.......................................  1,643,784,247       890,839       38,363,159
Joseph F. Welch......................................  1,643,701,643       973,443       38,363,159

    COMPANY PROPOSAL 2. To re-appoint PricewaterhouseCoopers as the independent auditors and to authorize the Board of directors to fix the auditors' remuneration:

    A total of 1,650,332,842 shares were voted for and 25,331,392 shares were voted against this proposal. There were 7,374,011 abstentions.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    4.1 Bridge Loan Agreement dated as of January 25, 2002 among Tyco International Group S.A., Tyco International Ltd. and J.P. Morgan Chase Bank as Agent (filed herewith).

   10.1 Retention Agreement for Mark Belnick dated February 28, 2002 (filed herewith).

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed pursuant to Item 5 on January 24, 2002 to include, as an exhibit, the press release of Tyco dated January 22, 2002 announcing its plan to separate into four independent, publicly traded companies.

    Current Report on Form 8-K filed pursuant to Item 5 on February 6, 2002 to include, as an exhibit, the press release of Tyco dated February 4, 2002 announcing that it will repurchase all of the company's $4.5 billion commercial paper at its scheduled maturities.

    Current Report on Form 8-K furnished pursuant to Item 9 on February 7, 2002 to include, as an exhibit, Tyco International Ltd. Projected Cash Roll Forward Schedule--Tyco Industrial (Excluding Tyco Capital), dated as of February 7, 2002.

    Current Report on Form 8-K filed pursuant to Item 5 on February 8, 2002 to include, as exhibits, the press releases of Tyco dated February 6, 2002 announcing that Tyco and C.R. Bard, Inc. mutually terminated their merger agreement and updating earnings guidance and timing of distribution of CIT.

    Current Report on Form 8-K furnished pursuant to Item 9 on February 26, 2002 to include, as an exhibit, the letter from PricewaterhouseCoopers LLP to John Fort, Audit Committee Chairman, dated February 18, 2002.

    Current Report on Form 8-K furnished pursuant to Item 9 on March 5, 2002 to include, as an exhibit, the Tyco International Ltd. Summary Opening Balance Sheet of Sensormatic Electronics Corporation.

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

Date: May 15, 2002