Form 10-Q/A
period 2002-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2002-06-12
CIK 833444

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of June 6, 2002 was 1,996,653,450.

                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A is being filed solely to restate the Company's Consolidated Financial Statements for the quarter ended March 31, 2002 and to revise the related disclosures. This filing does not reflect any other changes. The restatement to the financial statements herein reflects an impairment of goodwill in the Tyco Capital segment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," resulting in a $4.5 billion estimated impairment charge. This restatement has no impact on previously reported revenues or net cash provided by operating activities for any periods. See Notes 1 and 14, "Goodwill and Other Intangible Assets," to the Company's Consolidated Financial Statements for the quarter ended March 31, 2002 for further information regarding the goodwill impairment.

    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above impairment, is as follows ($ in millions, except per share data):

                                                TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                -----------------------------------------------------
                                                      QUARTER ENDED             SIX MONTHS ENDED
                                                     MARCH 31, 2002              MARCH 31, 2002
                                                -------------------------   -------------------------
                                                  AMOUNT                      AMOUNT
                                                PREVIOUSLY                  PREVIOUSLY
                                                 REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                                -----------   -----------   -----------   -----------
                                                       (UNAUDITED)                 (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income.............  $  9,814.6    $  9,814.6    $ 19,882.7    $ 19,882.7
  Goodwill impairment.........................          --       4,512.7            --       4,512.7
  Total costs and expenses....................    11,617.6      16,130.3      19,840.6      24,353.3
  (Loss) income before income taxes...........    (1,803.0)     (6,315.7)         42.1      (4,470.6)
  Net loss....................................    (1,905.4)     (6,418.1)       (454.4)     (4,967.1)
  Diluted loss per common share...............       (0.96)        (3.22)        (0.23)        (2.50)

CONSOLIDATED BALANCE SHEET:
  Goodwill, net...............................  $ 34,492.2    $ 29,979.5
  Total assets................................   115,361.5     110,848.8
  Accumulated earnings........................    11,801.4       7,288.7
  Total shareholders' equity..................    33,212.0      28,699.3

                            TYCO INTERNATIONAL LTD.
                              INDEX TO FORM 10-Q/A

                                                                PAGE
                                                              --------
PART I-FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets (Unaudited) as of March 31,
    2002, as restated, and September 30, 2001...............      1
  Consolidated Statements of Operations (Unaudited) for the
    quarters and six months ended March 31, 2002, as
    restated, and 2001......................................      2
  Consolidated Statements of Cash Flows (Unaudited) for the
    six months ended March 31, 2002, as restated, and
    2001....................................................      4
  Notes to Consolidated Financial Statements (Unaudited)....      5
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     34
Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     63

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                      TYCO INTERNATIONAL LTD. AND
                                       CONSOLIDATED SUBSIDIARIES          TYCO INDUSTRIAL                TYCO CAPITAL
                                      ---------------------------   ---------------------------   ---------------------------
                                      MARCH 31,     SEPTEMBER 30,    MARCH 31,    SEPTEMBER 30,    MARCH 31,    SEPTEMBER 30,
                                         2002          2001            2002          2001            2002          2001
                                      -----------   -------------   -----------   -------------   -----------   -------------
                                      (RESTATED)                    (RESTATED)                    (RESTATED)
ASSETS
Cash and cash equivalents...........  $  6,293.7     $  2,587.2      $ 4,034.4      $ 1,779.2      $ 2,259.3      $   808.0
Receivables, less allowance for
  doubtful accounts ($551.0 at March
  31, 2002 and $550.4 at September
  30, 2001 consolidated)............     6,729.2        7,372.5        6,021.7        6,453.2          847.1        1,146.7
Inventories (Note 11)...............     5,272.3        5,101.3        5,272.3        5,101.3             --             --
Finance receivables, net............    25,742.8       31,386.5             --             --       25,742.8       31,386.5
Construction in progress--Tyco
  Global Network....................       705.7        1,643.8          705.7        1,643.8             --             --
Tyco Global Network placed in
  service, net......................          --          698.6             --          698.6             --             --
Property, plant and equipment
  (including equipment leased to
  others), net (Note 11)............    17,052.1       16,473.9       10,352.8        9,970.3        6,699.3        6,503.6
Investment in Tyco Capital..........          --             --        6,803.2       10,598.0             --             --
Goodwill, net.......................    29,979.5       29,811.5       27,596.1       23,264.0        2,383.4        6,547.5
Intangible assets, net..............     5,970.7        5,498.9        5,950.9        5,476.9           19.8           22.0
Other assets (Note 11)..............    10,247.8        8,190.4        3,788.6        3,616.7        6,579.2        4,573.7
Deferred income taxes (Note 11).....     2,855.0        2,522.7        2,696.2        2,420.6          158.8          102.1
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL ASSETS....................  $110,848.8     $111,287.3      $73,221.9      $71,022.6      $44,689.7      $51,090.1
                                      ==========     ==========      =========      =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities
  of long-term debt.................  $ 20,454.2     $ 18,873.6      $ 6,670.6      $ 2,023.0      $13,783.6      $17,050.6
Accounts payable....................     3,719.0        4,145.9        3,367.5        3,692.6          470.8          460.9
Accrued expenses and other current
  liabilities (Note 11).............     9,399.9       10,599.5        6,391.5        7,019.0        3,028.7        3,600.3
Long-term debt......................    40,657.4       38,243.1       20,706.1       19,596.0       19,951.3       18,647.1
Other long-term liabilities.........     3,895.2        3,477.4        3,583.5        3,081.9          311.7          395.5
Income taxes........................     2,004.8        1,922.7        1,923.0        1,845.0           81.8           77.7
Deferred income taxes (Note 11).....     1,704.1        1,726.3        1,704.1        1,726.3             --             --
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL LIABILITIES...............    81,834.6       78,988.5       44,346.3       38,983.8       37,627.9       40,232.1
                                      ----------     ----------      ---------      ---------      ---------      ---------
Mandatorily redeemable preferred
  securities........................       258.6          260.0             --             --          258.6          260.0
Minority interest...................        56.3          301.4           56.3          301.4             --             --
Shareholders' Equity:
  Preference shares (Note 5)........          --             --             --             --             --             --
  Common shares.....................       399.6          387.1          400.1          387.1             --             --
  Capital in excess:
    Share premium...................     8,142.2        7,962.8        8,142.2        7,962.8             --             --
    Contributed surplus.............    14,635.0       12,561.3       14,754.5       12,561.3       10,662.4       10,422.4
  Accumulated earnings (deficit)....     7,288.7       12,305.7        7,288.7       12,305.7       (3,800.8)         252.4
  Accumulated other comprehensive
    loss............................    (1,766.2)      (1,479.5)      (1,766.2)      (1,479.5)         (58.4)         (76.8)
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY......    28,699.3       31,737.4       28,819.3       31,737.4        6,803.2       10,598.0
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY..........  $110,848.8     $111,287.3      $73,221.9      $71,022.6      $44,689.7      $51,090.1
                                      ==========     ==========      =========      =========      =========      =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                   TYCO INTERNATIONAL LTD.
                                                      AND CONSOLIDATED
                                                        SUBSIDIARIES               TYCO INDUSTRIAL        TYCO CAPITAL
                                                  -------------------------      --------------------   ----------------
                                                   FOR THE QUARTERS ENDED          FOR THE QUARTERS     FOR THE QUARTER
                                                                                                        ENDED MARCH 31,
                                                         MARCH 31,                 ENDED MARCH 31,
                                                  -------------------------      --------------------   ----------------
                                                     2002         2001             2002        2001         2002
                                                  -----------   -----------      ---------   --------   ----------------
                                                  (RESTATED)                     (RESTATED)                (RESTATED)
REVENUES AND OTHER INCOME (LOSS):
Net revenue.....................................   $ 8,661.5     $8,809.8        $8,661.5    $8,809.8      $       --
Finance income..................................     1,106.7           --              --          --         1,106.7
Other income....................................       227.0           --              --          --           232.0
Loss of Tyco Capital............................          --           --        (4,333.9)         --              --
Loss on investments.............................      (180.6)        (3.9)         (180.6)       (3.9)             --
                                                   ---------     --------        ---------   --------      ----------
  Total revenues and other income...............     9,814.6      8,805.9         4,147.0     8,805.9         1,338.7
COSTS AND EXPENSES:
Cost of revenue.................................     5,664.1      5,514.5         5,664.1     5,514.5              --
Selling, general, administrative and other costs
  and expenses..................................     2,384.1      1,611.1         1,844.7     1,611.1           544.4
Interest and other financial charges, net.......       557.8        227.3           205.8       227.3           352.0
Provision for credit losses.....................       195.0           --              --          --           195.0
Restructuring and other unusual charges
  (credits), net................................       403.8        (52.8)          403.8       (52.8)             --
Charges for the impairment of long-lived
  assets........................................     2,412.8         17.7         2,412.8        17.7              --
Goodwill impairment.............................     4,512.7           --              --          --         4,512.7
                                                   ---------     --------        ---------   --------      ----------
  Total costs and expenses......................    16,130.3      7,317.8        10,531.2     7,317.8         5,604.1
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS..............    (6,315.7)     1,488.1        (6,384.2)    1,488.1        (4,265.4)
Income taxes....................................       (97.4)      (366.0)          (31.6)     (366.0)          (65.8)
Minority interest...............................        (4.3)       (11.7)           (1.6)      (11.7)           (2.7)
                                                   ---------     --------        ---------   --------      ----------
(Loss) income before extraordinary items........    (6,417.4)     1,110.4        (6,417.4)    1,110.4        (4,333.9)
Extraordinary items, net of tax.................        (0.7)       (10.3)           (0.7)      (10.3)             --
                                                   ---------     --------        ---------   --------      ----------
NET (LOSS) INCOME...............................   $(6,418.1)    $1,100.1        $(6,418.1)  $1,100.1      $ (4,333.9)
                                                   =========     ========        =========   ========      ==========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items......   $   (3.22)    $   0.63
  Extraordinary items, net of tax...............          --        (0.01)
  Net (loss) income.............................       (3.22)        0.63
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items......   $   (3.22)    $   0.63
  Extraordinary items, net of tax...............          --        (0.01)
  Net (loss) income.............................       (3.22)        0.62
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.........................................     1,991.5      1,748.9
  Diluted.......................................     1,991.5      1,773.9
PRO FORMA RESULTS, EXCLUDING GOODWILL
  AMORTIZATION:
  Income before extraordinary items.............                 $1,227.2
  Basic earnings per common share...............                     0.70
  Diluted earnings per common share.............                     0.69
  Net income....................................                 $1,216.9
  Basic net income per common share.............                     0.70
  Diluted net income per common share...........                     0.69

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        TYCO INTERNATIONAL LTD.
                                                           AND CONSOLIDATED
                                                             SUBSIDIARIES             TYCO INDUSTRIAL         TYCO CAPITAL
                                                       -------------------------   ---------------------   ------------------
                                                       FOR THE SIX MONTHS ENDED     FOR THE SIX MONTHS     FOR THE SIX MONTHS
                                                              MARCH 31,              ENDED MARCH 31,        ENDED MARCH 31,
                                                       -------------------------   ---------------------   ------------------
                                                          2002          2001         2002        2001           2002
                                                       -----------   -----------   ---------   ---------   ------------------
                                                       (RESTATED)                  (RESTATED)                  (RESTATED)
REVENUES AND OTHER INCOME (LOSS):
Net revenue..........................................   $17,291.1     $16,838.8    $17,291.1   $16,838.8       $       --
Finance income.......................................     2,304.7            --          --           --          2,304.7
Other income.........................................       467.5            --          --           --            477.1
Loss of Tyco Capital.................................          --            --    (4,078.5)          --               --
Net (loss) on investments and gain on sale of
  businesses.........................................      (180.6)        406.5      (180.6)       406.5               --
                                                        ---------     ---------    ---------   ---------       ----------
  Total revenues and other income....................    19,882.7      17,245.3    13,032.0     17,245.3          2,781.8
COSTS AND EXPENSES:
Cost of revenue......................................    10,909.7      10,488.9    10,909.7     10,488.9               --
Selling, general, administrative and other costs and
  expenses...........................................     4,667.6       3,159.9     3,555.7      3,159.9          1,121.5
Interest and other financial charges, net............     1,118.9         395.4       393.9        395.4            725.0
Provision for credit losses..........................       307.9            --          --           --            307.9
Restructuring and other unusual charges (credits),
  net................................................       423.7         (34.7)      423.7        (34.7)              --
Write-off of purchased in-process research and
  development........................................          --         184.3          --        184.3               --
Charges for the impairment of long-lived assets......     2,412.8          25.1     2,412.8         25.1               --
Goodwill impairment..................................     4,512.7            --          --           --          4,512.7
                                                        ---------     ---------    ---------   ---------       ----------
  Total costs and expenses...........................    24,353.3      14,218.9    17,695.8     14,218.9          6,667.1
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES.................................    (4,470.6)      3,026.4    (4,663.8)     3,026.4         (3,885.3)
Income taxes.........................................      (487.9)       (891.0)     (299.7)      (891.0)          (188.2)
Minority interest....................................        (5.1)        (24.2)       (0.1)       (24.2)            (5.0)
                                                        ---------     ---------    ---------   ---------       ----------
(Loss) income before extraordinary items and
  cumulative effect of accounting changes............    (4,963.6)      2,111.2    (4,963.6)     2,111.2         (4,078.5)
Extraordinary items, net of tax......................        (3.5)        (10.3)       (3.5)       (10.3)              --
Cumulative effect of accounting changes, net of
  tax................................................          --        (683.4)         --       (683.4)              --
                                                        ---------     ---------    ---------   ---------       ----------
NET (LOSS) INCOME....................................   $(4,967.1)    $ 1,417.5    $(4,967.1)  $ 1,417.5       $ (4,078.5)
                                                        =========     =========    =========   =========       ==========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes..........   $   (2.50)    $    1.21
  Extraordinary items, net of tax....................          --         (0.01)
  Cumulative effect of accounting changes, net of
    tax..............................................          --         (0.39)
  Net (loss) income..................................       (2.50)         0.81
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes..........   $   (2.50)    $    1.19
  Extraordinary items, net of tax....................          --         (0.01)
  Cumulative effect of accounting changes, net of
    tax..............................................          --         (0.39)
  Net (loss) income..................................       (2.50)         0.80
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic..............................................     1,983.1       1,742.0
  Diluted............................................     1,983.1       1,768.0
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income before extraordinary items and cumulative
    effect of accounting changes.....................                 $ 2,342.4
  Basic earnings per common share....................                      1.34
  Diluted earnings per common share..................                      1.33
  Net income.........................................                 $ 1,648.7
  Basic net income per common share..................                      0.95
  Diluted net income per common share................                      0.93

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                          TYCO INTERNATIONAL LTD.
                                                                    AND
                                                         CONSOLIDATED SUBSIDIARIES
                                                                                        TYCO INDUSTRIAL         TYCO CAPITAL
                                                         -------------------------   ---------------------   ------------------
                                                            FOR THE SIX MONTHS        FOR THE SIX MONTHS     FOR THE SIX MONTHS
                                                             ENDED MARCH 31,           ENDED MARCH 31,        ENDED MARCH 31,
                                                         -------------------------   ---------------------   ------------------
                                                            2002          2001         2002        2001          2002
                                                         -----------   -----------   ---------   ---------   ------------------
                                                         (RESTATED)                  (RESTATED)                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................   $(4,967.1)    $ 1,417.5    $(4,967.1)  $ 1,417.5       $(4,078.5)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Loss retained by Tyco Capital........................          --            --     4,078.5           --              --
  Non-cash restructuring and other unusual charges,
    net................................................       322.0          33.1       322.0         33.1              --
  Write-off of purchased in-process research and
    development........................................          --         184.3          --        184.3              --
  Charges for the impairment of long-lived assets......     2,412.8          25.1     2,412.8         25.1              --
  Goodwill impairment..................................     4,512.7            --          --           --         4,512.7
  Cumulative effect of accounting changes, net of
    tax................................................          --         683.4          --        683.4              --
  Minority interest in net income of consolidated
    subsidiaries.......................................         5.1          24.2         0.1         24.2             5.0
  Net loss on investments and (gain) on sale of
    businesses.........................................       180.6        (406.5)      180.6       (406.5)             --
  Gain on sale of financing assets.....................      (118.2)           --          --           --          (118.2)
  Depreciation.........................................     1,394.3         619.1       731.5        619.1           662.8
  Goodwill and intangible assets amortization..........       255.9         404.4       255.9        404.4              --
  Provision for credit losses..........................       307.9            --          --           --           307.9
  Deferred income taxes................................      (112.2)         80.0       (55.5)        80.0           (56.7)
  Debt and refinancing cost amortization...............        78.3          32.2        78.3         32.2              --
  Other non-cash items.................................        26.3          90.1        26.3         90.1              --
    Changes in assets and liabilities, net of the
      effects of acquisitions and divestitures:
      Accounts receivable..............................       845.4         (67.4)      915.2        (67.4)             --
      Payments on sale of accounts receivable..........       (28.0)           --       (28.0)          --              --
      Inventories......................................      (193.9)       (632.3)     (193.9)      (632.3)             --
      Other assets.....................................      (332.6)         65.9      (306.0)        65.9           (26.6)
      Accounts payable, accrued expenses and other
        liabilities....................................      (969.4)       (324.2)     (758.3)      (324.2)         (218.7)
      Income taxes.....................................        19.6         333.9        19.0        333.9             0.6
      Other............................................        12.7         (29.5)       16.2        (29.5)           (3.5)
                                                          ---------     ---------    ---------   ---------       ---------
        Net cash provided by operating activities......     3,652.2       2,533.3     2,727.6      2,533.3           986.8
                                                          ---------     ---------    ---------   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and leasing
  assets (Note 12).....................................     2,265.6            --          --           --         2,203.4
Purchase of property, plant and equipment, net.........    (1,002.7)       (910.6)     (988.3)      (910.6)          (14.4)
Construction in progress-Tyco Global Network...........      (878.5)       (707.8)     (878.5)      (707.8)             --
Acquisition of businesses, net of cash acquired........    (2,719.1)     (5,589.0)   (2,719.1)    (5,589.0)             --
Disposal of businesses, net of cash sold...............          --         898.7          --        898.7              --
Net purchases of investments...........................       (11.9)       (128.3)      (11.9)      (128.3)             --
Other..................................................      (178.7)       (132.1)     (178.7)      (132.1)             --
                                                          ---------     ---------    ---------   ---------       ---------
        Net cash (used in) provided by investing
           activities..................................    (2,525.3)     (6,569.1)   (4,776.5)    (6,569.1)        2,189.0
                                                          ---------     ---------    ---------   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.................     3,218.9       5,838.9     5,181.7      5,838.9        (1,962.8)
Proceeds from exercise of options......................       181.3         349.5       181.3        349.5              --
Dividends paid.........................................       (49.7)        (43.6)      (49.7)       (43.6)             --
Repurchase of Tyco common shares.......................      (765.8)     (1,096.9)     (765.8)    (1,096.9)             --
Repurchase of minority interest shares of subsidiary...          --         (39.0)         --        (39.0)             --
Net capital contribution to Tyco Capital...............          --            --      (257.5)          --           257.5
Short-term advances from Tyco Capital..................          --            --        19.2           --           (19.2)
Other..................................................        (5.1)        (10.2)       (5.1)       (10.2)             --
                                                          ---------     ---------    ---------   ---------       ---------
        Net cash provided by (used in) financing
           activities..................................     2,579.6       4,998.7     4,304.1      4,998.7        (1,724.5)
                                                          ---------     ---------    ---------   ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............     3,706.5         962.9     2,255.2        962.9         1,451.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     2,587.2       1,264.8     1,779.2      1,264.8           808.0
                                                          ---------     ---------    ---------   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............   $ 6,293.7     $ 2,227.7    $4,034.4    $ 2,227.7       $ 2,259.3
                                                          =========     =========    =========   =========       =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

\

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

    RESTATEMENT--The Company has restated its Consolidated Financial Statements and the related disclosures for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects an impairment of goodwill in the Tyco Capital segment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," resulting in a $4.5 billion estimated impairment charge. This restatement has no impact on previously reported revenues or net cash provided by operating activities for any periods. See Note 14, "Goodwill and Other Intangible Assets," for further information regarding the goodwill impairment.

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above impairment, is as follows ($ in millions, except per share data):

                                                    TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------------------------------
                                                          QUARTER ENDED             SIX MONTHS ENDED
                                                         MARCH 31, 2002              MARCH 31, 2002
                                                    -------------------------   -------------------------
                                                      AMOUNT                      AMOUNT
                                                    PREVIOUSLY                  PREVIOUSLY
                                                     REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                                    -----------   -----------   -----------   -----------
                                                           (UNAUDITED)                 (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income.................   $ 9,814.6     $ 9,814.6     $19,882.7     $19,882.7
  Goodwill impairment.............................          --       4,512.7            --       4,512.7
  Total costs and expenses........................    11,617.6      16,130.3      19,840.6      24,353.3
  (Loss) income before income taxes...............    (1,803.0)     (6,315.7)         42.1      (4,470.6)
  Net loss........................................    (1,905.4)     (6,418.1)       (454.4)     (4,967.1)
  Diluted loss per common share...................       (0.96)        (3.22)        (0.23)        (2.50)
CONSOLIDATED BALANCE SHEET:
  Goodwill, net...................................   $34,492.2     $29,979.5
  Total assets....................................   115,361.5     110,848.8
  Accumulated earnings............................    11,801.4       7,288.7
  Total shareholders' equity......................    33,212.0      28,699.3

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

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) liabilities established is recorded as goodwill. As a result of acquisitions completed in the first six months of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $4,873.1 million in goodwill and $759.6 million in other intangible assets during the six months ended March 31, 2002. These amounts include
$883.5 million and a negative $24.0 million for adjustments to goodwill and other intangible assets, respectively, for acquisitions completed in fiscal 2001 related to the fair value of net assets acquired (primarily Tyco Capital and Scott Technologies) and a net increase in purchase accounting liabilities (primarily Lucent Technologies' Power Systems business ("LPS"), Tyco Capital and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink")). Acquisitions were an important part of Tyco's growth during the first six months of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. However, the Company expects to complete fewer acquisitions prospectively due to its focus on enhancing internal growth within its existing businesses.

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
                                                              --------
                                                              $5,997.6
                                                              ========

    Fiscal 2002 acquisitions include, among others, SBC/Smith Alarm Systems ("Smith Alarm") and Century Tube Corporation ("Century") in October 2001; Sensormatic Electronics Corporation ("Sensormatic"), Transpower Technologies, DSC Group and Water & Power Technology ("Water & Power") in November 2001; Linq Industrial Fabrics, Inc. ("Linq") and the purchase of the remaining

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) minority public interest of TyCom in December 2001; Paragon Trade Brands, Inc. ("Paragon") and Communications Instruments, Inc. ("CII") in January 2002; and Clean Air Systems in February 2002.

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
                                                 ======     =======       ====       ======     ======    =======

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)
    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 127 facilities. The costs of employee terminations relate to the elimination of 2,423 positions in the United States, 551 positions in Europe, 525 positions in Canada, 334 positions in Latin America and 162 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 73 facilities in the United States, 33 facilities in Europe, 17 facilities in the Asia-Pacific region, 3 facilities in Canada and 1 facility in Latin America, consisting primarily of administrative offices, sales offices, manufacturing plants and distribution centers. At March 31, 2002, 1,699 employees had been terminated and 38 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    During the six months of fiscal 2002, we recorded additions to purchase accounting reserves as we continue to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Tyco Capital and SecurityLink. These changes in estimates resulted in additional purchase accounting liabilities of $355.7 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 5,282 positions in the United States, 1,949 positions in Europe, 638 positions in the Asia-Pacific region, 299 positions in Canada and 203 positions in Latin America, consisting of administrative, manufacturing, technical, and sales and marketing personnel. Additional facilities designated for closure include 238 facilities in the United States, 188 facilities in Europe, 51 facilities in the Asia-Pacific region, 13 facilities in Canada and 4 facilities in Latin America, consisting primarily of sales and administrative offices and manufacturing plants.

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

                                                           FOR THE SIX MONTHS
                                                            ENDED MARCH 31,
                                                         ----------------------
                                                          2002(1)      2001(2)
                                                         ----------   ---------
(IN MILLIONS, EXCEPT PER SHARE DATA)                     (RESTATED)
Total revenues.........................................  $20,389.3    $18,725.8
(Loss) income before extraordinary items and cumulative
  effect of accounting changes.........................   (4,989.1)     2,143.1
Net (loss) income......................................   (4,992.6)     1,449.4
Basic (loss) earnings per common share:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes............      (2.46)        1.19
  Net (loss) income....................................      (2.46)        0.80
Diluted (loss) earnings per common share:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes............      (2.46)        1.17
  Net (loss) income....................................      (2.46)        0.79

------------------------------

(1) Includes a net loss on investments of $180.6 million; impairment charges and restructuring and other unusual charges of $7,701.3 million (including a $4,512.7 million estimated goodwill impairment charge); and extraordinary items of $3.5 million.

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

                            TYCO INTERNATIONAL LTD.

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

4.  (LOSS) EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted (loss) earnings per common share are as follows (in millions, except per share data):

                                                   FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                 MARCH 31, 2002 (RESTATED)               MARCH 31, 2001
                                              --------------------------------   -------------------------------
                                               (LOSS)                PER SHARE                         PER SHARE
                                               INCOME      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items...................................  $(6,417.4)  1,991.5     $(3.22)    $1,110.4   1,748.9      $0.63
  Stock options.............................         --        --                      --      21.7
  Exchange of convertible debt due 2010.....         --        --                     0.3       3.3
                                              ---------   -------                --------   -------
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items,
    giving effect to dilutive adjustments...  $(6,417.4)  1,991.5     $(3.22)    $1,110.7   1,773.9      $0.63
                                              =========   =======                ========   =======

                            TYCO INTERNATIONAL LTD.

4.  (LOSS) EARNINGS PER COMMON SHARE (CONTINUED)

                                                  FOR THE SIX MONTHS                FOR THE SIX MONTHS
                                           ENDED MARCH 31, 2002 (RESTATED)         ENDED MARCH 31, 2001
                                           --------------------------------   -------------------------------
                                            (LOSS)                PER SHARE                         PER SHARE
                                            INCOME      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                           ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items and cumulative effect of
    accounting changes...................  $(4,963.6)  1,983.1     $(2.50)    $2,111.2   1,742.0      $1.21
  Stock options..........................        --         --                      --      22.6
  Exchange of convertible debt due
    2010.................................        --         --                     0.4       3.4
                                           ---------   -------                --------   -------
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items and cumulative effect of
    accounting changes, giving effect to
    dilutive adjustments.................  $(4,963.6)  1,983.1     $(2.50)    $2,111.6   1,768.0      $1.19
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

    See Note 14, "Goodwill and Other Intangible Assets," for further information regarding the $4,512.7 million estimated impairment of goodwill during the quarter ended March 31, 2002.

                            TYCO INTERNATIONAL LTD.

9.  COMPREHENSIVE (LOSS) INCOME

    Total comprehensive (loss) income and its components are as follows ($ in millions):

                                      FOR THE QUARTERS           FOR THE SIX MONTHS
                                       ENDED MARCH 31,             ENDED MARCH 31,
                                    ---------------------       ---------------------
                                       2002        2001            2002        2001
                                    ----------   --------       ----------   --------
                                    (RESTATED)                  (RESTATED)
Net (loss) income.................  $(6,418.1)   $1,100.1       $(4,967.1)   $1,417.5
  Unrealized gain (loss) on
    securities, net of tax........      127.7      (517.3)(1)       142.5      (988.3)(1)
  Changes in fair values of
    derivatives qualifying as cash
    flow hedges...................       20.9        (1.3)           32.4        (0.9)
  Foreign currency translation
    adjustment....................     (195.9)     (353.3)         (461.6)     (296.4)
                                    ---------    --------       ---------    --------
Total comprehensive (loss)
  income..........................  $(6,465.4)   $  228.2       $(5,253.8)   $  131.9
                                    =========    ========       =========    ========

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

                                                 FOR THE QUARTERS                FOR THE SIX MONTHS
                                                 ENDED MARCH 31,                   ENDED MARCH 31,
                                            --------------------------       ---------------------------
                                               2002             2001            2002             2001
                                            ----------        --------       ----------        ---------
($ IN MILLIONS)                             (RESTATED)                       (RESTATED)
REVENUES:
  Tyco Industrial
    Electronics...........................  $ 2,834.7         $4,159.9       $ 5,966.3         $ 8,025.8
    Fire and Security Services............    3,380.0          2,430.0         6,668.6           4,597.4
    Healthcare and Specialty Products.....    2,446.8          2,219.9         4,656.2           4,215.6
  Tyco Capital segment....................    1,338.7               --         2,781.8                --
  Corporate items.........................     (180.6)(1)         (3.9)(2)      (180.6)(1)         406.5(3)
  Eliminations............................       (5.0)              --            (9.6)               --
                                            ---------         --------       ---------         ---------
CONSOLIDATED REVENUES.....................  $ 9,814.6         $8,805.9       $19,882.7         $17,245.3
                                            =========         ========       =========         =========
SEGMENT (LOSS) PROFIT:
  Tyco Industrial segments
    Electronics...........................  $(2,604.2)(4)     $  854.4(8)    $(1,982.9)(4)     $ 1,796.2(8)
    Fire and Security Services............      496.2(5)         382.5(9)      1,036.6(12)         726.2(13)
    Healthcare and Specialty Products.....      496.4(6)         485.4(10)     1,053.9(6)          686.6(14)
                                            ---------         --------       ---------         ---------
      Total Tyco Industrial operating
        (loss) profit.....................   (1,611.6)         1,722.3           107.6           3,209.0
  Tyco Capital segment loss before income
    taxes.................................   (4,265.4)(7)           --        (3,885.3)(7)            --
                                            ---------         --------       ---------         ---------
      Total segment (loss) profit.........   (5,877.0)         1,722.3        (3,777.7)          3,209.0
  Corporate items.........................     (232.9)(1)        121.4(11)      (299.0)(1)         461.2(15)
  Goodwill amortization...................         --           (128.3)             --            (248.4)
  Tyco Industrial interest expense, net...     (205.8)          (227.3)         (393.9)           (395.4)
  Consolidated provision for income
    taxes.................................      (97.4)          (366.0)         (487.9)           (891.0)
  Consolidated minority interest..........       (4.3)           (11.7)           (5.1)            (24.2)
                                            ---------         --------       ---------         ---------
CONSOLIDATED (LOSS) INCOME BEFORE
  EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES............  $(6,417.4)        $1,110.4       $(4,963.6)        $ 2,111.2
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

 (7) Includes a charge of $95.0 million, which is included in provision for credit loss, related to economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. Also includes a $4,512.7 million estimated goodwill impairment charge.

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

14.  GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at October 1, 2001. However, during the quarter ended March 31, 2002, circumstances developed that could potentially impair the value of goodwill with respect to our Tyco Telecommunications reporting unit and our Tyco Capital segment. An updated valuation was completed as of March 31, 2002 for Tyco Telecommunications which resulted in no impairment of goodwill at that date.

    During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. During this same time period, our subsidiary, CIT, also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations of its CIT subsidiary, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, the Company initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with the Company's preliminary consideration of the potential initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, the Company has performed a step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

                            TYCO INTERNATIONAL LTD.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    Accordingly, management's objective in performing the SFAS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied this market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. We have restated the Company's Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect an impairment for the decline in the estimated fair value of CIT resulting in an estimated
$4.5 billion impairment charge as of March 31, 2002.

    SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company has not yet completed this analysis due to the recently revised fair value of CIT. The Company will complete this second step analysis in the quarter ending June 30, 2002 for CIT to determine if any adjustment to the estimated goodwill impairment charge previously recorded is needed.

    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above impairment, is as follows ($ in millions, except per share data):

                                                    TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------------------------------
                                                          QUARTER ENDED             SIX MONTHS ENDED
                                                         MARCH 31, 2002              MARCH 31, 2002
                                                    -------------------------   -------------------------
                                                      AMOUNT                      AMOUNT
                                                    PREVIOUSLY                  PREVIOUSLY
                                                     REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                                    -----------   -----------   -----------   -----------
                                                           (UNAUDITED)                 (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income.................   $ 9,814.6     $ 9,814.6     $19,882.7     $19,882.7
  Goodwill impairment.............................          --       4,512.7            --       4,512.7
  Total costs and expenses........................    11,617.6      16,130.3      19,840.6      24,353.3
  (Loss) income before income taxes...............    (1,803.0)     (6,315.7)         42.1      (4,470.6)
  Net loss........................................    (1,905.4)     (6,418.1)       (454.4)     (4,967.1)
  Diluted loss per common share...................       (0.96)        (3.22)        (0.23)        (2.50)
CONSOLIDATED BALANCE SHEET:
  Goodwill, net...................................   $34,492.2     $29,979.5
  Total assets....................................   115,361.5     110,848.8
  Accumulated earnings............................    11,801.4       7,288.7
  Total shareholders' equity......................    33,212.0      28,699.3

    Subsequent to March 31, 2002, CIT experienced further downgrades and the business environment and other factors continue to negatively impact the value for the proposed IPO of CIT. As of June 11, 2002, based on further analysis, including market related data, we believe the estimated range of IPO proceeds for CIT is between $5.0 and $5.8 billion. If the proposed IPO closes on or prior to June 30, 2002, the Company expects to record the difference between the IPO proceeds and the $6.5 billion

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) carrying value, adjusted for the completion of the March 31, 2002 step 2 analysis referred to above, as a loss on disposal. If the IPO is not completed prior to June 30, 2002, the Company will assess remaining goodwill for potential additional impairment based on the indicators of further decline in value.

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
                                             ========                           ========

    The changes in the carrying amount of goodwill for the six months ended March 31, 2002, as restated, are as follows ($ in millions):

                                                    HEALTHCARE AND   FIRE AND
                                                      SPECIALTY      SECURITY
                                      ELECTRONICS      PRODUCTS      SERVICES    TYCO CAPITAL     TOTAL
                                      -----------   --------------   ---------   ------------   ---------
Balance as of September 30, 2001....   $8,649.0        $6,584.0      $ 7,988.3     $6,569.5     $29,790.8
Reclassification of intangible
  assets............................         --            42.7             --        (22.0)         20.7
                                       --------        --------      ---------     --------     ---------
Balance as of September 30, 2001
  after reclassification............    8,649.0         6,626.7        7,988.3      6,547.5      29,811.5
Goodwill related to acquisitions....    1,223.4           598.9        2,702.2        348.6       4,873.1
Goodwill impairment.................         --              --             --     (4,512.7)     (4,512.7)
Currency translation adjustments....      (45.7)           (9.9)        (136.8)          --        (192.4)
                                       --------        --------      ---------     --------     ---------
Balance as of March 31, 2002........   $9,826.7        $7,215.7      $10,553.7     $2,383.4     $29,979.5
                                       ========        ========      =========     ========     =========

                            TYCO INTERNATIONAL LTD.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    All of the Company's intangible assets (other than goodwill) are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

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

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                          CONSOLIDATING BALANCE SHEET
                           MARCH 31, 2002 (RESTATED)

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                   LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents....................    $    36.3       $ 1,411.9      $  4,845.5     $        --    $  6,293.7
Receivables, net.............................          1.3              --         6,727.9              --       6,729.2
Inventories..................................           --              --         5,272.3              --       5,272.3
Finance receivables, net.....................           --              --        25,742.8              --      25,742.8
Intercompany receivables.....................        328.7            10.7         5,141.6        (5,481.0)           --
Construction in progress--Tyco Global
  Network....................................           --              --           705.7              --         705.7
Property, plant and equipment (including
  equipment leased to others), net...........          6.2             0.7        17,045.2              --      17,052.1
Goodwill and other intangible assets, net....           --             0.7        35,949.5              --      35,950.2
Investment in subsidiaries...................     51,616.2        20,236.3              --       (71,852.5)           --
Intercompany loans receivable................        218.3        22,219.4         9,315.0       (31,752.7)           --
Other assets.................................         77.4            68.6        14,193.6        (1,236.8)     13,102.8
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS.............................    $52,284.4       $43,948.3      $124,939.1     $(110,323.0)   $110,848.8
                                                 =========       =========      ==========     ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of
  long-term debt.............................    $      --       $ 6,390.3      $ 14,063.9     $        --    $ 20,454.2
Accounts payable.............................          0.4             1.2         3,717.4              --       3,719.0
Accrued expenses and other current
  liabilities................................         30.7           207.3         9,161.9              --       9,399.9
Intercompany payables........................      4,089.4         1,052.2           339.4        (5,481.0)           --
Long-term debt...............................      3,515.6        16,011.8        21,130.0              --      40,657.4
Intercompany loans payable...................      9,315.0              --        22,437.7       (31,752.7)           --
Other liabilities............................           --            20.8         6,862.3           721.0       7,604.1
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES........................     16,951.1        23,683.6        77,712.6       (36,512.7)     81,834.6
                                                 ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred
  securities.................................           --              --           258.6              --         258.6
Minority interest............................           --              --            56.3              --          56.3
Shareholders' Equity:
  Subsidiary preference shares...............           --              --         4,680.0        (4,680.0)           --
  Common shares..............................        404.3              --            27.8           (32.5)        399.6
  Capital in excess:
    Share premium............................     16,248.9              --              --        (8,106.7)      8,142.2
    Contributed surplus......................     21,649.3        12,665.0        30,230.3       (49,909.6)     14,635.0
  Accumulated (deficit) earnings.............     (2,969.2)        7,599.7        13,739.7       (11,081.5)      7,288.7
  Accumulated other comprehensive loss.......           --              --        (1,766.2)             --      (1,766.2)
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY...............     35,333.3        20,264.7        46,911.6       (73,810.3)     28,699.3
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY.................................    $52,284.4       $43,948.3      $124,939.1     $(110,323.0)   $110,848.8
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
                                                 =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                    QUARTER ENDED MARCH 31, 2002 (RESTATED)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER (LOSS) INCOME:
Net revenue.............................    $      --         $   --        $ 8,661.5       $     --     $ 8,661.5
Equity in net (loss) income of
  unconsolidated subsidiaries...........     (6,249.0)         547.8               --        5,701.2            --
Finance income..........................           --             --          1,106.7             --       1,106.7
Other income............................           --             --            227.0             --         227.0
Loss on investments.....................         (1.2)            --           (179.4)            --        (180.6)
                                            ---------         ------        ---------       --------     ---------
  Total revenues and other (loss)
    income..............................     (6,250.2)         547.8          9,815.8        5,701.2       9,814.6
COSTS AND EXPENSES:
Cost of revenue.........................           --             --          5,664.1             --       5,664.1
Selling, general, administrative and
  other costs and expenses..............          7.3           (1.7)         2,378.5             --       2,384.1
Interest and other financial charges,
  net...................................         19.7          213.3            324.8             --         557.8
Provision for credit losses.............           --             --            195.0             --         195.0
Restructuring and other unusual
  charges...............................           --             --            403.8             --         403.8
Charges for the impairment of long-lived
  assets................................           --             --          2,412.8             --       2,412.8
Goodwill impairment.....................           --             --          4,512.7             --       4,512.7
Intercompany dividends, interest and
  fees..................................        115.4         (211.7)            96.3             --            --
                                            ---------         ------        ---------       --------     ---------
  Total costs and expenses..............        142.4           (0.1)        15,988.0             --      16,130.3
(LOSS) INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEMS.................................     (6,392.6)         547.9         (6,172.2)       5,701.2      (6,315.7)
Income taxes............................           --             --            (71.9)         (25.5)        (97.4)
Minority interest.......................           --             --             (4.3)            --          (4.3)
                                            ---------         ------        ---------       --------     ---------
(Loss) income before extraordinary
  items.................................     (6,392.6)         547.9         (6,248.4)       5,675.7      (6,417.4)
Extraordinary items, net of tax.........           --             --             (0.7)            --          (0.7)
                                            ---------         ------        ---------       --------     ---------
NET (LOSS) INCOME.......................    $(6,392.6)        $547.9        $(6,249.1)      $5,675.7     $(6,418.1)
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
                                              ========        =======        ========       =========     ========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED MARCH 31, 2002 (RESTATED)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER (LOSS) INCOME:
Net revenue.............................    $      --        $     --       $17,291.1      $      --     $17,291.1
Equity in net (loss) income of
  unconsolidated subsidiaries...........     (4,592.4)        1,494.3              --        3,098.1            --
Finance income..........................           --              --         2,304.7             --       2,304.7
Other income............................           --              --           467.5             --         467.5
Loss on investments.....................         (1.2)             --          (179.4)            --        (180.6)
                                            ---------        --------       ---------      ---------     ---------
  Total revenues and other (loss)
    income..............................     (4,593.6)        1,494.3        19,883.9        3,098.1      19,882.7
COSTS AND EXPENSES:
Cost of revenue.........................           --              --        10,909.7             --      10,909.7
Selling, general, administrative and
  other costs and expenses..............         13.3            (1.5)        4,655.8             --       4,667.6
Interest and other financial charges,
  net...................................         39.3           399.8           679.8             --       1,118.9
Provision for credit losses.............           --              --           307.9             --         307.9
Restructuring and other unusual
  charges...............................           --              --           423.7             --         423.7
Charges for the impairment of long-lived
  assets................................           --              --         2,412.8             --       2,412.8
Goodwill impairment.....................           --              --         4,512.7             --       4,512.7
Decrease in intercompany investment.....      2,406.6              --              --       (2,406.6)           --
Intercompany dividends, interest and
  fees..................................        259.7          (398.5)          138.8             --            --
                                            ---------        --------       ---------      ---------     ---------
  Total costs and expenses..............      2,718.9            (0.2)       24,041.2       (2,406.6)     24,353.3
(LOSS) INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEMS.................................     (7,312.5)        1,494.5        (4,157.3)       5,504.7      (4,470.6)
Income taxes............................           --            (0.2)         (426.5)         (61.2)       (487.9)
Minority interest.......................           --              --            (5.1)            --          (5.1)
                                            ---------        --------       ---------      ---------     ---------
(Loss) income before extraordinary
  items.................................     (7,312.5)        1,494.3        (4,588.9)       5,443.5      (4,963.6)
Extraordinary items, net of tax.........           --              --            (3.5)            --          (3.5)
                                            ---------        --------       ---------      ---------     ---------
NET (LOSS) INCOME.......................    $(7,312.5)       $1,494.3       $(4,592.4)     $ 5,443.5     $(4,967.1)
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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESTATEMENT--We have restated our Consolidated Financial Statements for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects an impairment of goodwill in the Tyco Capital segment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," resulting in a
$4.5 billion estimated impairment charge. This restatement has no impact on previously reported revenues or net cash provided by operating activities for any periods.

    During the quarter ended March 31, 2002, we experienced disruptions to our business surrounding our announced break-up plan, a downgrade in our credit rating, and a significant decline in our market capitalization. During this same time period, our subsidiary, CIT, also experienced credit downgrades and a disruption to its historical funding base. We prepared valuations of our CIT subsidiary, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, we initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with our preliminary consideration of the potential initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, we have performed a step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Accordingly, management's objective in performing the SFAS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied this market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. We have restated our Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect an impairment for the decline in the estimated fair value of CIT resulting in an estimated $4.5 billion impairment charge as of March 31, 2002.

    SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company has not yet completed this analysis due to the recently revised fair value of CIT. The Company will complete this second step analysis in the quarter ending June 30, 2002 for CIT to determine if any adjustment to the estimated goodwill impairment charge previously recorded is needed.

    The impact on the Consolidated Statements of Operations and Consolidated Balance Sheet, as a result of the above impairment, is as follows ($ in millions, except per share data):

                                                    TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------------------------------
                                                          QUARTER ENDED             SIX MONTHS ENDED
                                                         MARCH 31, 2002              MARCH 31, 2002
                                                    -------------------------   -------------------------
                                                      AMOUNT                      AMOUNT
                                                    PREVIOUSLY                  PREVIOUSLY
                                                     REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                                    -----------   -----------   -----------   -----------
                                                           (UNAUDITED)                 (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income.................   $ 9,814.6     $ 9,814.6     $19,882.7     $19,882.7
  Goodwill impairment.............................          --       4,512.7            --       4,512.7
  Total costs and expenses........................    11,617.6      16,130.3      19,840.6      24,353.3
  (Loss) income before income taxes...............    (1,803.0)     (6,315.7)         42.1      (4,470.6)
  Net loss........................................    (1,905.4)     (6,418.1)       (454.4)     (4,967.1)
  Diluted loss per common share...................       (0.96)        (3.22)        (0.23)        (2.50)
CONSOLIDATED BALANCE SHEET:
  Goodwill, net...................................   $34,492.2     $29,979.5
  Total assets....................................   115,361.5     110,848.8
  Accumulated earnings............................    11,801.4       7,288.7
  Total shareholders' equity......................    33,212.0      28,699.3

    Subsequent to March 31, 2002, CIT experienced further downgrades and the business environment and other factors continue to negatively impact the value for the proposed IPO of CIT. As of June 11, 2002, based on further analysis, including market related data, we believe the estimated range of IPO proceeds for CIT is between $5.0 and $5.8 billion. If the proposed IPO closes on or prior to June 30, 2002, the Company expects to record the difference between the IPO proceeds and the $6.5 billion carrying value, adjusted for the completion of the March 31, 2002 step 2 analysis referred to above, as a loss on disposal. If the IPO is not completed prior to June 30, 2002, the Company will assess remaining goodwill for potential additional impairment based on the indicators of further decline in value.

                                  INTRODUCTION

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

    Tyco Industrial segment revenues decreased 1.7% during the quarter ended March 31, 2002 to $8,661.5 million from $8,809.8 million in the quarter ended March 31, 2001. Tyco Industrial had a loss before extraordinary items of $6,417.4 million for the quarter ended March 31, 2002, as compared to income before extraordinary items of $1,110.4 million in the quarter ended March 31, 2001. Loss before extraordinary items for the quarter ended March 31, 2002 included charges totaling $7,856.2 million ($7,721.0 million after-tax) consisting of the following: (i) an estimated goodwill impairment charge of $4,512.7 million and a $95.0 million charge related to the Argentine peso, included in the earnings of Tyco Capital, recorded under the equity method of accounting;

(ii) impairment charges of $2,412.8 million primarily related to the write-down of the Tyco Global Network ("TGN"); (iii) restructuring and other unusual charges of $655.1 million, of which $251.3 million is included in cost of revenue, primarily related to the write-down of inventory and facility closures within our Electronics segment; and (iv) a loss on the write-off of investments of $180.6 million. Income before extraordinary items for the quarter ended
March 31, 2001 included a net charge of $15.2 million ($8.0 million after-tax charge) consisting of the following: (i) restructuring and other unusual charges of $160.4 million, of which $46.4 million is included in cost of revenue, primarily related to certain electronics, valves and controls and healthcare businesses; (ii) impairment charges of $17.7 million primarily associated with the closure of certain manufacturing plants; (iii) a loss on the write-down of an investment of $3.9 million; and (iv) an unusual credit of $166.8 million related to the settlement of litigation.

    Tyco Industrial segment revenues increased 2.7% during the six months ended March 31, 2002 to $17,291.1 million from $16,838.8 million in the six months ended March 31, 2001. Tyco Industrial had a loss before extraordinary items and cumulative effect of accounting changes of $4,963.6 million in the six months ended March 31, 2002, as compared to income before extraordinary items and cumulative effect of accounting changes of $2,111.2 million in the six months ended March 31, 2001. Loss before extraordinary items for the six months ended March 31, 2002 included charges totaling $7,881.9 million ($7,738.7 million after-tax), consisting of the following: (i) an estimated goodwill impairment charge of $4,512.7 million and a $95.0 million charge related to the Argentine peso, included in the earnings of Tyco Capital, recorded under the equity method of accounting; (ii) impairment charges of $2,412.8 million primarily related to the write-down of the TGN; (iii) restructuring and other unusual charges of $680.8 million, of which $257.1 million is included in cost of revenue, primarily related to the write-down of inventory and facility closures within our Electronics segment; and (iv) a loss on the write-off of investments of $180.6 million. Income before extraordinary items and cumulative effect of accounting changes for the six months ended March 31, 2001 included a net credit of $160.4 million ($4.1 million after-tax net credit) consisting of the following: (i) a write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt") of $184.3 million; (ii) restructuring and other unusual charges of $203.5 million, of which $71.4 million is included in cost of revenue, related primarily to the closure of certain facilities within the electronics, valves and controls and healthcare businesses and the write-up of inventory under purchase accounting;
(iii) a loss on the write-down of an investment of $3.9 million; (iv) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive; and (v) an unusual credit of $166.8 million related to the settlement of litigation.

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

    The following table details Tyco Industrial's net revenues and (loss) earnings for the quarters and six months ended March 31, 2002 and 2001 ($ in millions):

                                                     FOR THE QUARTERS ENDED     FOR THE SIX MONTHS
                                                           MARCH 31,             ENDED MARCH 31,
                                                     ----------------------   ----------------------
                                                        2002        2001         2002        2001
                                                     ----------   ---------   ----------   ---------
                                                     (RESTATED)               (RESTATED)
                                                          (UNAUDITED)              (UNAUDITED)
TOTAL TYCO INDUSTRIAL SEGMENT REVENUES.............  $ 8,661.5    $8,809.8    $17,291.1    $16,838.8
                                                     =========    ========    =========    =========
Tyco Industrial operating income before (charges)
  credits, net(1)..................................  $ 1,404.0    $1,858.9    $ 3,082.8    $ 3,509.8
Restructuring and other unusual (charges) credits,
  net..............................................     (655.1)        6.4       (680.8)       (36.7)
Write-off of purchased in-process research and
  development......................................         --          --           --       (184.3)
Charges for the impairment of long-lived assets....   (2,412.8)      (17.7)    (2,412.8)       (25.1)
                                                     ---------    --------    ---------    ---------
Tyco Industrial operating (loss) income after
  (charges) credits, net...........................   (1,663.9)    1,847.6        (10.8)     3,263.7
Amortization of goodwill...........................         --      (128.3)          --       (248.4)
                                                     ---------    --------    ---------    ---------
Total Tyco Industrial operating (loss) income......   (1,663.9)    1,719.3        (10.8)     3,015.3
Net (loss) on investments and gain on sale of
  businesses.......................................     (180.6)       (3.9)      (180.6)       406.5
Tyco Capital net loss..............................   (4,333.9)         --     (4,078.5)          --
Interest and other financial charges, net..........     (205.8)     (227.3)      (393.9)      (395.4)
                                                     ---------    --------    ---------    ---------
(Loss) income before income taxes, minority
  interest, extraordinary items and cumulative
  effect of accounting changes.....................   (6,384.2)    1,488.1     (4,663.8)     3,026.4
Income taxes.......................................      (31.6)     (366.0)      (299.7)      (891.0)
Minority interest..................................       (1.6)      (11.7)        (0.1)       (24.2)
                                                     ---------    --------    ---------    ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES..........   (6,417.4)    1,110.4     (4,963.6)     2,111.2
Extraordinary items, net of tax....................       (0.7)      (10.3)        (3.5)       (10.3)
Cumulative effect of accounting changes, net of
  tax..............................................         --          --           --       (683.4)
                                                     ---------    --------    ---------    ---------
TYCO INDUSTRIAL NET (LOSS) INCOME..................  $(6,418.1)   $1,100.1    $(4,967.1)   $ 1,471.5
                                                     =========    ========    =========    =========

------------------------

(1) This amount is the sum of the operating profit of Tyco Industrial's three business segments as set forth in the segment discussion below, less certain corporate expenses in the amount of $52.3 million and $41.5 million for the quarters ended March 31, 2002 and 2001 and $118.4 million and $108.7 million for the six months ended March 31, 2002 and 2001, respectively, and is before net restructuring and other unusual charges (credits), the write-off of purchased in-process research and development, charges for the impairment of goodwill and long-lived assets and goodwill amortization. Restructuring and other unusual charges related to inventory in the amount of $251.3 million and $46.4 million for the quarters ended March 31, 2002 and 2001 and $257.1 million and $71.4 million for the six months ended March 31, 2002 and 2001, respectively, have been deducted as part of cost of revenue in the Consolidated Statements of Operations, they have not, however, been deducted as part of cost of revenue for the purpose of calculating operating income before certain (charges) credits, net in this table. These charges are instead included in restructuring and other unusual (charges) credits, net.

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

    The 2.3% increase in operating income before certain charges in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was due primarily to the acquisitions listed above, increased sales of higher margin products at Mallinckrodt and operating efficiencies realized from cost reductions. The decrease in operating margins before certain charges within the segment was primarily due to volume shortfalls and unfavorable manufacturing variances at Plastics and Adhesives during the current quarter and pricing issues related to the general business distraction, partially offset by higher margins at Mallinckrodt.

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

    Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. However, during the quarter ended March 31, 2002, circumstances developed that could potentially impair the value of goodwill with respect to our Tyco Telecommunications reporting unit and Tyco Capital. An updated valuation was completed as of March 31, 2002 for Tyco Telecommunications, which resulted in no impairment of goodwill at that date. For additional information regarding our current analysis of the goodwill of Tyco Capital, see "Tyco Capital--Accounting Policies" below.

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

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                            FOR THE QUARTER ENDED
                                                               MARCH 31, 2002
                                                       -------------------------------
                                                       AMOUNT PREVIOUSLY
                                                           REPORTED        AS RESTATED
                                                       -----------------   -----------
Finance income.......................................      $ 1,106.7        $ 1,106.7
Interest expense.....................................          352.0            352.0
                                                           ---------        ---------
Net finance income...................................          754.7            754.7
Depreciation on operating lease equipment(1).........          310.2            310.2
                                                           ---------        ---------
Net finance margin...................................          444.5            444.5
Provision for credit losses(2).......................          195.0            195.0
                                                           ---------        ---------
Net finance margin, after provision for credit
  losses.............................................          249.5            249.5
Other income.........................................          232.0            232.0
                                                           ---------        ---------
Operating margin.....................................          481.5            481.5
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1).......................................          234.2            234.2
Goodwill impairment..................................             --          4,512.7
                                                           ---------        ---------
Income (loss) before income taxes and minority
  interest...........................................          247.3        $(4,265.4)
                                                           =========        =========
Average earning assets ("AEA")(3)....................      $36,006.6        $36,006.6
Net finance margin as a percent of AEA
  (annualized).......................................           4.94%            4.94%

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

    Tyco Capital's revenues were $1,338.7 million for the quarter ended
March 31, 2002 consisting of finance income of $1,106.7 million and other income of $232.0 million. As a percentage of AEA, finance income was 12.30%. For the quarter ended March 31, 2002, Tyco Capital's loss before income taxes and minority interest was $4,265.4 million.

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

    In addition, during the quarter ended March 31, 2002, Tyco Capital recorded an estimated goodwill impairment charge of $4,512.7 million. For additional information, see "Accounting Policies" below.

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

    During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. We prepared valuations of our CIT subsidiary, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, we initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with our preliminary consideration of the potential initial public offering for 100% of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, we have performed a step 1 SFAS 142 impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Accordingly, management's objective in performing the SFAS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied this market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. We have restated our Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect an impairment for the decline in the estimated fair value of CIT resulting in an estimated $4.5 billion impairment charge as of March 31, 2002.

    SFAS 142 requires a second step analysis whenever the reporting unit book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of each reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company has not yet completed this analysis due to the recently revised fair value of CIT. The Company will complete this second step analysis in the quarter ending June 30, 2002 for CIT to determine if any adjustment to the estimated goodwill impairment charge previously recorded is needed.

    Subsequent to March 31, 2002, CIT experienced further downgrades and the business environment and other factors continue to negatively impact the value for the proposed IPO of CIT. As of June 11, 2002, based on further analysis, including market related data, we believe the estimated range of IPO proceeds for CIT is between $5.0 and $5.8 billion. If the proposed IPO closes on or prior to June 30, 2002, the Company expects to record the difference between the IPO proceeds and the $6.5 billion carrying value, adjusted for the completion of the March 31, 2002 step 2 analysis referred above, as a loss on disposal. If the IPO is not completed prior to June 30, 2002, the Company will assess remaining goodwill for potential additional impairment based on the indicators of further decline in value.

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

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                          FOR THE SIX MONTHS ENDED
                                                               MARCH 31, 2002
                                                       -------------------------------
                                                       AMOUNT PREVIOUSLY
                                                           REPORTED        AS RESTATED
                                                       -----------------   -----------
Finance income.......................................      $ 2,304.7        $ 2,304.7
Interest expense.....................................          725.0            725.0
                                                           ---------        ---------
Net finance income...................................        1,579.7          1,579.7
Depreciation on operating lease equipment(1).........          648.7            648.7
                                                           ---------        ---------
Net finance margin...................................          931.0            931.0
Provision for credit losses(2).......................          307.9            307.9
                                                           ---------        ---------
Net finance margin, after provision for credit
  losses.............................................          623.1            623.1
Other income.........................................          477.1            477.1
                                                           ---------        ---------
Operating margin.....................................        1,100.2          1,100.2
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1).......................................          472.8            472.8
Goodwill impairment..................................             --          4,512.7
                                                           ---------        ---------
Income (loss) before income taxes and minority
  interest...........................................          627.4        $(3,885.3)
                                                           =========        =========
Average earning assets ("AEA")(3)....................      $37,114.1        $37,114.1
Net finance margin as a percent of AEA
  (annualized).......................................           5.02%            5.02%

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

    Tyco Capital's revenues were $2,781.8 million for the six months ended
March 31, 2002 consisting of finance income of $2,304.7 million and other income of $477.1 million. As a percentage of AEA, finance income was 12.42%. For the six months ended March 31, 2002, Tyco Capital's loss before income taxes and minority interest was $3,885.3 million.

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

    In addition, during the six months ended March 31, 2002, Tyco Capital recorded an estimated goodwill impairment charge of $4,512.7 million. For additional information, see "Accounting Policies--Goodwill", in the quarterly discussion above.

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
                                                        ========   ========   ========   ========

------------------------------

(1) This amount is the sum of the operating profits of Tyco Industrial's three business segments as set forth above, less certain corporate expenses, and is before net restructuring and other unusual charges, a charge for the write-off of purchased in-process research and development, charges for the impairment of goodwill and long-lived assets and goodwill amortization.

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

    Shareholders' equity was $28,819.3 million, or $14.43 per share, at March 31, 2002, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The decrease in shareholders' equity was due primarily to:
(i) a net loss of $4,967.1 million for the six months ended March 31, 2002, and
(ii) the repurchase of our common shares discussed above. This decrease was partially offset by the following: (i) the issuance of approximately
47.6 million common shares valued at $1,911.4 million for the acquisition of Sensormatic, (ii) the conversion of TyCom shares not already owned by Tyco into
17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom, (iii) the issuance of 0.5 million common shares valued at $2.3 million related to an earn-out payment, and (iv) $42.0 million for the fair value of options assumed. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 49% at March 31, 2002 and 41% at September 30, 2001. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 42% at March 31, 2002 and 37% at September 30, 2001.

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

(2) Refinancings may occur at any time during the period but are shown in the table as occurring in the second quarter of fiscal 2003. If the convertible debentures are not retired for cash, but instead for common shares, then the amount needed for refinancing would be $2.3 billion less.

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

    - potential further impairment of our goodwill;

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

Date: June 12, 2002