Form 10-Q
period 2002-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2002-08-14
CIK 833444

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of common shares outstanding as of August 9, 2002 was 1,995,175,466.

                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

  Consolidated Balance Sheets (Unaudited) as of June 30,
    2002 and September 30, 2001.............................     3

  Consolidated Statements of Operations (Unaudited) for the
    quarters and nine months ended June 30, 2002 and 2001...     4

  Consolidated Statements of Cash Flows (Unaudited) for the
    nine months ended June 30, 2002 and 2001................     5

  Notes to Consolidated Financial Statements (Unaudited)....     6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results
  of Operations.............................................     38

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     72

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     73

Item 6--Exhibits and Reports on Form 8-K....................     74

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
Current Assets:
  Cash and cash equivalents.................................  $ 2,793.9     $ 1,779.2
  Accounts receivables, less allowance for doubtful accounts
    ($575.1 at June 30, 2002 and $550.4 at September 30,
    2001)...................................................    6,604.5       6,453.2
  Inventories (Note 12).....................................    5,242.6       5,101.3
  Deferred income taxes.....................................      763.1         980.2
  Other current assets (Note 12)............................    1,460.1       1,532.3
                                                              ---------     ---------
    Total current assets....................................   16,864.2      15,846.2
Net Assets of Discontinued Operations.......................    4,387.9      10,598.0
Construction in Progress -- Tyco Global Network.............      743.6       1,643.8
Tyco Global Network Placed in Service, Net..................      202.9         698.6
Property, Plant and Equipment, Net (Note 12)................   10,480.3       9,970.3
Goodwill, Net...............................................   27,077.0      23,264.0
Intangible Assets, Net......................................    6,522.1       5,476.9
Other Assets (Note 12)......................................    4,321.5       3,524.8
                                                              ---------     ---------
      TOTAL ASSETS..........................................  $70,599.5     $71,022.6
                                                              =========     =========
Current Liabilities:
  Loans payable and current maturities of long-term debt....  $ 5,411.3     $ 2,023.0
  Accounts payable..........................................    3,268.6       3,692.6
  Accrued expenses and other current liabilities (Note
    12).....................................................    5,544.7       5,181.8
  Contracts in process -- billings in excess of cost........      535.5         935.0
  Deferred revenue..........................................      733.2         973.5
  Income taxes payable......................................    2,003.0       1,845.0
                                                              ---------     ---------
    Total current liabilities...............................   17,496.3      14,650.9
Long-Term Debt..............................................   20,715.8      19,596.0
Other Long-Term Liabilities (Note 12).......................    5,129.5       4,736.9
                                                              ---------     ---------
      TOTAL LIABILITIES.....................................   43,341.6      38,983.8
                                                              ---------     ---------
Minority Interest...........................................       55.6         301.4
Shareholders' Equity:
  Preference shares, $1 par value, 125,000,000 shares
    authorized, one share outstanding at June 30, 2002 and
    September 30, 2001 (Note 6).............................         --            --
  Common shares, $0.20 par value, 2,500,000,000 shares
    authorized; 1,995,423,531 and 1,935,464,840 shares
    outstanding, net of 26,151,932 and 17,026,256 shares
    owned by subsidiaries at June 30, 2002 and September 30,
    2001, respectively (Note 6).............................      399.1         387.1
  Capital in excess:
    Share premium...........................................    8,146.4       7,962.8
    Contributed surplus, net of deferred compensation of
      $92.6 at June 30, 2002 and $85.3 at September 30,
      2001..................................................   14,762.3      12,561.3
  Accumulated earnings......................................    4,944.3      12,305.7
  Accumulated other comprehensive loss......................   (1,049.8)     (1,479.5)
                                                              ---------     ---------
      TOTAL SHAREHOLDERS' EQUITY............................   27,202.3      31,737.4
                                                              ---------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $70,599.5     $71,022.6
                                                              =========     =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                FOR THE QUARTERS      FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                                              --------------------   ---------------------
                                                                2002        2001       2002        2001
                                                              ---------   --------   ---------   ---------
NET SALES...................................................  $ 9,123.7   $8,680.4   $26,414.8   $25,519.2
Cost of sales...............................................    5,822.1    5,388.2    16,731.8    15,877.1
Selling, general and administrative expenses................    1,962.8    1,574.4     5,533.9     4,734.3
Restructuring and other unusual charges, net................      180.4       42.8       604.1         8.1
Charges for the impairment of long-lived assets.............      239.4        2.8     2,652.2        27.9
Goodwill impairment.........................................      513.0         --       513.0          --
Write-off of purchased in-process research and
  development...............................................       13.4         --        13.4       184.3
                                                              ---------   --------   ---------   ---------
OPERATING INCOME............................................      392.6    1,672.2       366.4     4,687.5
Net gain on sale of common shares of a subsidiary...........         --       64.1          --        64.1
Net (loss) on investments and gain on sale of businesses....       (6.5)    (129.9)     (187.1)      276.6
Interest expense, net.......................................     (235.5)    (178.9)     (634.2)     (574.3)
                                                              ---------   --------   ---------   ---------
Income (loss) from continuing operations before income taxes
  and minority interest.....................................      150.6    1,427.5      (454.9)    4,453.9
Income taxes................................................     (234.0)    (303.4)     (533.7)   (1,194.4)
Minority interest...........................................       (0.7)     (14.9)       (0.8)      (39.1)
                                                              ---------   --------   ---------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................      (84.1)   1,109.2      (989.4)    3,220.4
(Loss) income from discontinued operations of Tyco Capital,
  net of tax................................................   (2,235.3)      71.2    (6,293.6)       71.2
                                                              ---------   --------   ---------   ---------
(Loss) income before extraordinary items and cumulative
  effect of accounting changes..............................   (2,319.4)   1,180.4    (7,283.0)    3,291.6
Extraordinary items, net of tax.............................         --       (3.4)       (3.5)      (13.7)
Cumulative effect of accounting changes, net of tax.........         --         --          --      (683.4)
                                                              ---------   --------   ---------   ---------
NET (LOSS) INCOME...........................................  $(2,319.4)  $1,177.0   $(7,286.5)  $ 2,594.5
                                                              =========   ========   =========   =========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations..................  $   (0.04)  $   0.61   $   (0.50)  $    1.83
  (Loss) income from discontinued operations of Tyco
    Capital, net of tax.....................................      (1.12)      0.04       (3.17)       0.04
  (Loss) income before extraordinary items and cumulative
    effect of accounting changes............................      (1.16)      0.65       (3.67)       1.87
  Extraordinary items, net of tax...........................         --         --          --       (0.01)
  Cumulative effect of accounting changes, net of tax.......         --         --          --       (0.39)
  Net (loss) income per common share........................      (1.16)      0.65       (3.67)       1.47
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations..................  $   (0.04)  $   0.60   $   (0.50)  $    1.80
  (Loss) income from discontinued operations of Tyco
    Capital, net of tax.....................................      (1.12)      0.04       (3.17)       0.04
  (Loss) income before extraordinary items and cumulative
    effect of accounting changes............................      (1.16)      0.64       (3.67)       1.84
  Extraordinary items, net of tax...........................         --         --          --       (0.01)
  Cumulative effect of accounting changes, net of tax.......         --         --          --       (0.38)
  Net (loss) income per common share........................      (1.16)      0.64       (3.67)       1.45
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................    1,993.9    1,808.5     1,986.7     1,764.2
  Diluted...................................................    1,993.9    1,834.1     1,986.7     1,790.1
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income from continuing operations.........................              $1,248.2               $ 3,590.6
  Basic earnings per common share...........................                  0.69                    2.04
  Diluted earnings per common share.........................                  0.68                    2.01

  Income before extraordinary items and cumulative effect of
    accounting changes......................................              $1,333.8               $ 3,676.2
  Basic earnings per common share...........................                  0.74                    2.08
  Diluted earnings per common share.........................                  0.73                    2.05

  Net income................................................              $1,330.4               $ 2,979.1
  Basic earnings per common share...........................                  0.74                    1.69
  Diluted earnings per common share.........................                  0.73                    1.66

           See Notes to Consolidated Financial Statements (Unaudited)

                            TYCO INTERNATIONAL LTD.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                               FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations....................  $  (989.4)  $  3,220.4
Adjustments to reconcile net (loss) income from continuing
  operations to net cash provided by operating activities:
  Non-cash restructuring and other unusual charges, net.....      324.5         40.5
  Write-off of purchased in-process research and
    development.............................................       13.4        184.3
  Charges for the impairment of long-lived assets...........    2,652.2         27.9
  Goodwill impairment.......................................      513.0           --
  Minority interest in net income of consolidated
    subsidiaries............................................        0.8         39.1
  Net loss on investments and (gain) on sale of
    businesses..............................................      187.1       (276.6)
  Net gain on sale of shares of subsidiary..................         --        (64.1)
  Depreciation..............................................    1,098.8        917.2
  Goodwill and intangible assets amortization...............      417.1        645.5
  Deferred income taxes.....................................      (96.6)       116.8
  Debt and refinancing cost amortization....................      129.2         70.1
  Other non-cash items......................................        3.0         58.6
    Changes in assets and liabilities, net of the effects of
     acquisitions and divestitures:
      Accounts receivable and contracts in progress.........      644.6       (150.3)
      (Decrease in) proceeds under sale of accounts
       receivable program...................................     (113.6)        50.0
      Inventories...........................................      (49.6)      (698.1)
      Other current assets..................................      (63.6)       214.8
      Accounts payable......................................     (746.5)      (141.7)
      Accrued expenses and other current liabilities........     (121.8)      (475.3)
      Income taxes..........................................      151.9        353.0
      Deferred revenue......................................      (52.8)       301.9
      Other.................................................       29.8         70.2
                                                              ---------   ----------
        Net cash provided by operating activities from
        continuing operations...............................    3,931.5      4,504.2
        Net cash provided by (used in) operating activities
        from discontinued operations........................    1,462.9       (144.2)
                                                              ---------   ----------
        Net cash provided by operating activities...........    5,394.4      4,360.0
                                                              ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............   (1,411.3)    (1,367.5)
Construction in progress--Tyco Global Network...............   (1,062.4)    (1,307.5)
Acquisition of businesses, net of cash acquired.............   (2,756.8)    (8,820.7)
Cash paid for purchasing accounting and holdback/earn-out
  liabilities...............................................     (520.8)      (540.6)
Disposal of businesses, net of cash sold....................         --        904.1
Net proceeds from (purchases of) investments................       46.9       (155.3)
Other.......................................................     (141.3)      (229.4)
                                                              ---------   ----------
        Net cash used in investing activities from
        continuing operations...............................   (5,845.7)   (11,516.9)
        CIT cash balance acquired...........................         --      2,156.4
        Net cash provided by investing activities from
        discontinued operations.............................    2,684.3        816.2
                                                              ---------   ----------
        Net cash used in investing activities...............   (3,161.4)    (8,544.3)
                                                              ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt......................................    3,814.1      6,595.5
Proceeds from sale of common shares.........................         --      2,196.6
Proceeds from exercise of options...........................      186.3        480.7
Dividends paid..............................................      (75.0)       (65.7)
Repurchase of Tyco common shares............................     (789.1)    (1,254.3)
Repurchase of minority interest shares of subsidiary........         --       (216.4)
Capital contribution to Tyco Capital........................     (200.0)      (275.0)
Other.......................................................       (7.4)       (12.6)
                                                              ---------   ----------
        Net cash provided by financing activities from
        continuing operations...............................    2,928.9      7,448.8
        Net cash used in financing activities from
        discontinued operations.............................   (2,874.6)    (1,928.2)
                                                              ---------   ----------
        Net cash provided by financing activities...........       54.3      5,520.6
                                                              ---------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    2,287.3      1,336.3
CIT'S CASH AND CASH EQUIVALENTS TRANSFERRED TO DISCONTINUED
  OPERATIONS................................................   (1,272.6)      (900.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,779.2      1,264.8
                                                              ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 2,793.9   $  1,700.9
                                                              =========   ==========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    BASIS OF PRESENTATION--The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (hereinafter "we," the "Company" or "Tyco"). As described in Note 2, CIT Group Inc. ("CIT"), which comprised the operations of the Tyco Capital business segment, was sold in an initial public offering ("IPO") in July 2002. Consequently, the results of CIT are presented as discontinued operations. References to Tyco refer to its continuing operations, with the exception of the discussions regarding discontinued operations in
Note 2. The continuing operations of Tyco represent what was referred to as Tyco Industrial in prior filings.

    The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

    Mr. Edward Breen, who was appointed Chief Executive Officer at Tyco in
July 2002, has certified Tyco's Form 10-Q Report for the Third Quarter 2002 in accordance with the requirements of Section 906 of the Sarbanes-Oxley Act 2002.

    Mr. Breen joined the Company subsequent to the end of the Third Quarter 2002. Particularly because Mr. Breen has been employed by the Company for less than three weeks, the Company emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this 10-Q Report. Mr. Breen has not been at Tyco long enough to have conducted an in-depth review of Tyco's accounting. However, Mr. Breen has initiated an in-depth review of Tyco's accounting beginning with fiscal year 1999 and extending into the fourth quarter of the current fiscal year. Additional information on the nature and scope of this review is provided on p. 41.

    Upon assuming his position of Chief Executive Officer, Mr. Breen stated that one of his immediate priorities is to restore the credibility of Tyco with investors and regulators. For that reason, Mr. Breen believes it is important to undertake this in-depth review. Accordingly, Mr. Breen has directed that the law firm of Boies, Schiller & Flexner and the forensic accounting firm of Urbach Kahn & Werlin, advisors, perform this review, in conjunction with the Company's auditor, PricewaterhouseCoopers LLP ("PwC"). Boies, Schiller & Flexner and Urbach Kahn & Werlin have been performing the previously announced internal investigation of compensation, related-party transactions and other matters that arose with the departure of the prior CEO.

    Management notes that Tyco currently has no reason to believe that there are any material adjustments necessary to the Company's financial results. However, Mr. Breen believes that, in view of recent events at the Company, this in-depth review of accounting practices is important if the Company is to provide further assurance to shareholders and regulators that accounting decisions made at Tyco have been appropriate and consistent with Generally Accepted Accounting Principles. If this internal review were to reveal any material adjustments necessary to the Company's financial results, the Company of course would promptly disclose such adjustments.

    The Division of Corporation Finance of the U.S. Securities and Exchange Commission ("SEC") is performing a full review of Tyco's most recent Form 10-K and subsequent Form 10-Q filings. While the review is still ongoing, to date we have agreed to amend those filings to expand the disclosures throughout the Notes to Consolidated Financial Statements ("Footnotes") and Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A"), and we have agreed to reclassify amounts in the tables related to restructuring liabilities and purchase accounting

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
liabilities. These reclassifications are reflected in this quarterly report on Form 10-Q in Notes 3 and 7. As noted above, the SEC Staff review is ongoing and we are in the process of responding to many questions regarding various accounting and disclosure matters. To date the areas of comment include, among others, adequacy of disclosures and explanations in the Footnotes and MD&A, acquisition integration plans and related purchase accounting liabilities, accounting for the purchase of security monitoring contracts and segment data. In addition, during the course of the review, the SEC staff may raise comments with respect to other accounting or disclosure matters. We cannot predict when this review will be completed or the nature of amendments that may be required as a result of this review.

    In addition, the Company's outside counsel Boies, Schiller & Flexner LLP ("Boies") has conducted an investigation reviewing: (1) transactions between the Company and its former Chief Executive Officer, certain other former and current officers of the Company and members of the Board of Directors and (2) the accounting for those and certain other transactions. Based on the Boies firm's completion of the initial phase of its investigation, the Company expects to file a Form 8-K report by September 15, 2002. As the investigation progresses its scope may be expanded.

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

2. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On April 25, 2002, the Company announced its plan to divest CIT potentially through an IPO of all of CIT's outstanding shares. In June 2002, management and the Company's Board of Directors approved the sale of common shares of CIT in an IPO establishing a measurement date for discontinued operations. Accordingly, the results of CIT are presented as discontinued operations for all periods. Prior year amounts include CIT's operating results after June 1, 2001, the date of its acquisition by Tyco. The sale of 100% of CIT's common shares through an IPO was completed on July 8, 2002.

                            TYCO INTERNATIONAL LTD.

2. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED)
    The following table presents summary balance sheet information for the discontinued operations of Tyco Capital at June 30, 2002 and September 30, 2001 ($ in millions):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
Cash........................................................  $ 2,080.6     $   808.0
Finance receivables, net....................................   27,116.5      31,386.5
Property, plant and equipment (including equipment leased to
  others), net..............................................    6,781.9       6,503.6
Goodwill, net...............................................      258.0       6,547.5
Other assets................................................    4,973.3       5,844.5
                                                              ---------     ---------
  Total assets..............................................  $41,210.3     $51,090.1
                                                              =========     =========
Loans payable and current maturities of long-term debt......  $10,096.9     $17,050.6
Accrued expenses and other liabilities......................    3,941.2       4,534.4
Long-term debt..............................................   22,526.2      18,647.1
                                                              ---------     ---------
  Total liabilities.........................................   36,564.3      40,232.1
Mandatorily redeemable preferred securities.................      258.1         260.0
  Total shareholder's equity................................    4,387.9      10,598.0
                                                              ---------     ---------
  Total liabilities and shareholder's equity................  $41,210.3     $51,090.1
                                                              =========     =========

    Operating results from the discontinued operations of Tyco Capital were as follows ($ in millions):

                                                              FOR THE      FOR THE NINE
                                                              QUARTER         MONTHS       FOR THE PERIOD
                                                               ENDED           ENDED       JUNE 2 THROUGH
                                                           JUNE 30, 2002   JUNE 30, 2002   JUNE 30, 2001
                                                           -------------   -------------   --------------
Finance income...........................................    $  1,021.9     $  3,327.6         $417.9
Interest expense.........................................         370.2        1,091.5          161.8
                                                             ----------     ----------         ------
Net finance income.......................................         651.7        2,236.1          256.1
Depreciation on operating lease equipment................         295.7          944.4          110.0
                                                             ----------     ----------         ------
Net finance margin.......................................         356.0        1,291.7          146.1
Provision for credit losses..............................         357.7          665.6           18.6
                                                             ----------     ----------         ------
Net finance margin, after provision for credit losses....          (1.7)         626.1          127.5
Other income.............................................         246.1          723.3           95.9
                                                             ----------     ----------         ------
Operating margin.........................................         244.4        1,349.4          223.4
                                                             ----------     ----------         ------
Selling, general, administrative and other costs and
  expenses...............................................         230.4          687.8           97.4
Goodwill impairment......................................       2,125.4        6,638.1             --
                                                             ----------     ----------         ------
Operating expenses.......................................       2,355.8        7,325.9           97.4
                                                             ----------     ----------         ------
(Loss) income before income taxes and minority
  interest...............................................      (2,111.4)      (5,976.5)         126.0
Income taxes.............................................        (121.2)        (309.4)         (53.9)
Minority interest........................................          (2.7)          (7.7)          (0.9)
                                                             ----------     ----------         ------
(Loss) income from discontinued operations...............    $ (2,235.3)    $ (6,293.6)        $ 71.2
                                                             ==========     ==========         ======

    During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit ratings, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations of its CIT subsidiary, utilizing a

                            TYCO INTERNATIONAL LTD.

2. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an upgrade in its credit ratings, and regain access to the unsecured credit markets, the Company initially concluded that CIT had an excess of fair market value over net book value. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with the Company's preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, the Company performed a SFAS 142 first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Management's objective in performing the SFAS 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, we restated the Company's Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect an impairment for the decline in the estimated fair value of CIT at that time, resulting in an estimated
$4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

    SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in first step and second step goodwill impairments of $1,719.0 million and $148.0 million, respectively, which are also included in discontinued operations as of June 30, 2002. Tyco also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to net realizable value for a total CIT goodwill impairment of $2,125.4 million for the quarter ended June 30, 2002. This write-down was based upon net IPO proceeds of $4,387.9 million, after deducting estimated out of pocket expenses, and is included in the loss from discontinued operations.

                            TYCO INTERNATIONAL LTD.

2. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) The following table presents summary cash flow information for the discontinued operations of Tyco Capital ($ in millions):

                                                              FOR THE NINE    FOR THE PERIOD
                                                                 MONTHS           JUNE 2
                                                                  ENDED          THROUGH
                                                              JUNE 30, 2002   JUNE 30, 2001
                                                              -------------   --------------
Cash Flows from Operating Activities:
Net (loss) income...........................................   $ (6,293.6)       $   71.2
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Goodwill impairment.......................................      6,638.1              --
  Other non-cash items......................................      1,814.5           104.1
  Changes in assets and liabilities.........................       (696.1)         (319.5)
                                                               ----------        --------
  Net cash provided by (used in) operating activities.......      1,462.9          (144.2)
                                                               ----------        --------
Cash Flows from Investing Activities:
  Loans extended............................................    (36,384.1)       (4,223.1)
  Collections on loans......................................     32,177.1         3,457.4
  Proceeds from asset and receivable sales..................      9,756.8         1,782.5
  Purchases of assets to be leased..........................     (1,576.3)         (237.2)
  Net increase in short-term factoring......................       (704.2)           21.2
  Purchased loan portfolios.................................       (372.7)             --
  Other.....................................................       (212.3)           15.4
                                                               ----------        --------
  Net cash provided by investing activities.................      2,684.3           816.2
                                                               ----------        --------
Cash Flows from Financing Activities:
  Repayments of debt, net...................................     (3,074.6)       (2,203.2)
  Capital contribution......................................        200.0           275.0
                                                               ----------        --------
  Net cash used in financing activities.....................     (2,874.6)       (1,928.2)
                                                               ----------        --------

Net increase (decrease) in cash and cash equivalents........      1,272.6        (1,256.2)
Cash and cash equivalents at beginning of period............        808.0         2,156.4
                                                               ----------        --------
Cash and cash equivalents at end of period..................   $  2,080.6        $  900.2
                                                               ==========        ========

3. ACQUISITIONS

   During the first nine months of fiscal 2002, the Company purchased businesses for an aggregate cost of $4,822.3 million, consisting of $2,756.8 million in cash, net of $155.3 million of cash acquired, the issuance of approximately
47.6 million common shares valued at $1,917.6 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($101.9 million of the put option rights have been paid in cash). The Company purchased all of the voting equity interests in each of the businesses acquired. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom. Fair value of debt of acquired companies aggregated $790.2 million. During the nine months, the Company paid $381.7 million of cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid cash of approximately $139.1 million relating to holdback and earn-out liabilities

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
primarily related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. The Company also issued 44,139 common shares valued at $2.3 million relating to earn-out liabilities during the nine months. The value of these earn-out common shares is based upon the higher of the closing stock price on the day the shares were issued or the day prior to issuance. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed in the first nine months of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $4,112.2 million in goodwill and $1,649.0 million in other intangible assets during the nine months ended June 30, 2002. These amounts include adjustments consisting of a $109.2 million increase to goodwill and a $30.2 million decrease to other intangible assets related to fair value adjustments associated with prior year acquisitions. The adjustments to goodwill relate primarily to fiscal 2001 acquisitions of Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, Edison Select ("Edison"), acquired in August 2001, Deutsche Armaturen AG ("DAAG"), acquired in September 2001, and Scott Technologies ("Scott"), acquired in May 2001. Adjustments to goodwill for LPS relate to the closure of a manufacturing plant and the adjustment of certain opening balance sheet items, primarily property, plant and equipment, and inventory write-downs. Finalization of the exit plan relating to the LPS acquisition was completed during the quarter ended December 31, 2001. Adjustments to goodwill for Edison relate primarily to severance, and to a lesser extent, facility closures and the adjustment of certain opening balance sheet items to fair value. Adjustments to goodwill for DAAG relate primarily to facility closures and related severance and the adjustment of certain opening balance sheet items to fair value. Adjustments to goodwill for Scott relate primarily to the accrual of an environmental reserve resulting from the finalization of the environmental study during the six months ended March 31, 2002.

    Acquisitions were an important part of Tyco's growth during the first nine months of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. Tyco determines what it is willing to pay for an acquisition partially based on its expectation that it can cost effectively integrate the products and services of an acquired company into Tyco's existing infrastructure and improve earnings by removing overhead costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilizes existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targets companies that are perceived to be experiencing depressed financial performance. All these factors contribute to acquisition prices in excess of the fair value of net assets acquired and the resultant goodwill. However, the Company expects to complete fewer acquisitions prospectively due to its focus on enhancing internal growth within its existing businesses.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for all acquisitions completed in the first nine months of fiscal 2002 and the TyCom amalgamation, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for acquisitions completed prior to fiscal 2002 ($ in millions):

Accounts receivables........................................  $  529.9
Inventories.................................................     294.5
Prepaid expenses and other current assets...................     156.4
Property, plant and equipment, net..........................     335.8
Goodwill....................................................   4,112.2
Intangible assets...........................................   1,649.0
Other assets................................................     488.8
                                                              --------
                                                               7,566.6
                                                              --------
Accounts payable............................................     209.4
Accrued expenses and other current liabilities..............   1,025.5
Holdback/earn-out liabilities...............................     169.0
Other long-term liabilities.................................     (20.8)
Fair value of debt assumed..................................     790.2
Minority interest...........................................    (248.9)
                                                              --------
                                                               1,924.4
                                                              --------
                                                              $5,642.2
                                                              ========

Cash consideration paid (net of $155.3 million of cash
  acquired).................................................  $2,756.8
Share consideration paid and fair value of stock options and
  pre-existing put option rights assumed(1).................   2,885.4
                                                              --------
                                                              $5,642.2
                                                              ========

------------------------------

(1) The value of common shares issued is based upon the average of the volume-weighted average trading prices on the New York Stock Exchange for three days before and three days after the measurement date. The stock options assumed relate to the acquisition of Sensormatic in the first quarter of fiscal 2002. The value of the stock options was determined using the Black-Scholes valuation model based on the following assumptions: 39.0% volatility; two-year expected life for in-the-money options and three-year expected life for out-of-the-money options, except if the remaining term of the options was less, in which case one-half of the remaining term was used; annual dividends of $0.05; and risk-free interest rates based on U.S. stripped Treasuries.

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

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)

    Smith Alarm, a security monitoring company for both residential and commercial customers, was purchased for $78.2 million in cash and has been integrated within the Fire and Security Services segment. Century, a manufacturer of steel tubing, was purchased for $125.5 million in cash and has been integrated within the Engineered Products and Services segment. Sensormatic, a leading supplier of electronic security solutions to the retail, commercial and industrial market places, was purchased for approximately
47.6 million Tyco common shares valued at $1,917.6 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million, and has been integrated within the Fire and Security Services segment. Transpower Technologies, a designer and manufacturer of inductors and isolation transformers, was purchased for $62.6 million in cash and has been integrated within the Electronics segment. DSC Group, a manufacturer of security alarms, fire alarms and panels, was purchased for $90.6 million in cash and has been integrated within the Fire and Security Services segment. Water & Power, a provider of water treatment products and services, was purchased for $40.8 million in cash and has been integrated within the Engineered Products and Services segment. Linq, a manufacturer of flexible intermediate bulk containers, was purchased for $34.2 million in cash and has been integrated within the Healthcare and Specialty Products segment. TyCom is a leading provider of undersea fiber optic networks and services. In December 2001, the Company completed its amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Paragon, a global supplier of infant disposable diapers and other absorbent personal care products, was purchased for $706.8 million in cash and has been integrated within the Healthcare and Specialty Products segment. CII, a provider of advanced control electronic solutions in high performance relays, contractors, general-purpose relays, transformers, and EMI/RFI filters, was purchased for $214.0 million in cash and has been integrated within the Electronics segment. Clean Air Systems, a manufacturer of pollution control systems in industrial plants and products including industrial valves, controls and pneumatics, was purchased for $31.8 million in cash and has been integrated within the Engineered Products and Services segment. In addition to the acquisitions listed above, Tyco paid cash of $1,074.6 million to acquire customer contracts for electronic security services through its dealer program and $453.0 million to acquire approximately 118 other smaller companies. The acquisitions were comprised primarily of businesses which: manufacture a broad range of electronic products; manufacture a wide range of products used in the disposable medical products industry as well as other plastic products; manufacture valves and related products; manufacture fire and security products; and provide electronic security services. All acquisitions were integrated within the Electronics, Fire and Security Services, Healthcare and Specialty Products, or Engineered Products and Services segments.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)

    The following table summarizes activity with respect to purchase accounting liabilities in the first nine months of fiscal 2002 ($ in millions):

                                                                                     DISTRIBUTOR
                                                                                      & SUPPLIER
                                                                                     CANCELLATION
                                           SEVERANCE          FACILITIES-RELATED         FEES        OTHER
                                      --------------------   ---------------------   ------------   --------
                                      NUMBER OF              NUMBER OF
                                      EMPLOYEES   RESERVE    FACILITIES   RESERVE      RESERVE      RESERVE     TOTAL
                                      ---------   --------   ----------   --------   ------------   --------   --------
Balance at September 30, 2001,
  reclassified......................    3,579     $ 238.4        229       $310.1        $ 93.2      $ 90.4    $ 732.1
Reserves of discontinued
  operations........................       --       (27.0)        --           --            --        (3.0)     (30.0)
                                       ------     -------      -----       ------        ------      ------    -------
Balance at September 30, 2001.......    3,579       211.4        229        310.1          93.2        87.4      702.1
Fiscal 2002 acquisition reserves....    4,765        91.7        142         54.4           3.0        33.1      182.2
Additions to fiscal 2001 acquisition
  reserves..........................    8,880       182.6        510         79.3          26.4        50.3      338.6
Reductions in estimates of
  acquisition reserves..............   (1,679)      (30.5)      (259)       (27.4)        (15.6)      (28.4)    (101.9)
Reclassifications...................       --        32.2         --        (40.2)           --       (17.0)     (25.0)
Fiscal 2002 utilization.............   (9,507)     (202.2)      (372)       (61.6)        (41.7)      (76.4)    (381.9)
                                       ------     -------      -----       ------        ------      ------    -------
Balance at June 30, 2002............    6,038     $ 285.2        250       $314.6        $ 65.3      $ 49.0    $ 714.1
                                       ======     =======      =====       ======        ======      ======    =======

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 142 facilities. The costs of employee terminations relate to the elimination of 3,040 positions in the United States, 691 positions in Europe, 527 positions in Canada, 338 positions in Latin America and 169 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 69 facilities in the United States, 44 facilities in Europe, 19 facilities in the Asia-Pacific region, 7 facilities in Canada and 3 facilities in Latin America, consisting primarily of administrative offices, sales offices, manufacturing plants and distribution centers. At June 30, 2002, 2,627 employees had been terminated and 49 facilities had been closed or consolidated related to fiscal
2002 acquisitions.

    During the first nine months of fiscal 2002, we recorded additions to purchase accounting reserves as we continued to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Microser S.L. (integrated within the Electronics segment), DAAG, Edison and SecurityLink (the electronic security systems businesses of Cambridge Protection Industries, L.L.C.). These changes in estimates resulted in additional purchase accounting liabilities of $338.6 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 5,299 positions in the United States, 2,646 positions in Europe, 656 positions in the Asia-Pacific region, 201 positions in Latin America and 78 positions in Canada, consisting of manufacturing, administrative, technical, and sales and marketing personnel. Additional facilities designated for closure include 255 facilities in the United States, 184 facilities in Europe, 58 facilities in the Asia-Pacific region, 9 facilities in Canada and 4 facilities in Latin America, consisting primarily of sales and administrative offices and manufacturing plants.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)

    During the first nine months of fiscal 2002, we reduced our estimate of purchase accounting liabilities recorded in prior periods by $101.9 million, primarily because costs were less than anticipated. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Also during the nine months ended June 30, 2002, we reclassified certain fair value adjustments related to the write-down of assets for prior year acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to prior year acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

    Tyco has not yet finalized its business integration plans for fiscal 2002 acquisitions and those completed within the last quarter of fiscal 2001. Accordingly, purchase accounting liabilities are subject to revision in future quarters. As part of the finalization of business plans, the Company has engaged third-party valuation firms to independently appraise the fair value of certain assets acquired. Tyco is still in the process of obtaining independent valuations in order to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At June 30, 2002, holdback/earn-out liabilities of $277.7 million remained on the Consolidated Balance Sheet, of which $126.5 million are included in accrued expenses and other current liabilities and $151.2 million are included in other long-term liabilities. In addition, a total of $714.1 million of purchase accounting reserves remained on the Consolidated Balance Sheet, of which $460.8 million are included in accrued expenses and other current liabilities and $253.3 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

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

3. ACQUISITIONS (CONTINUED)

indicative of the results that would have actually been achieved if the acquisitions and amalgamation had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                                    FOR THE NINE MONTHS
                                                                       ENDED JUNE 30,
                                                                  ------------------------
                                                                   2002(1)        2001(2)
                                                                  ---------      ---------
                                                                    (IN MILLIONS, EXCEPT
                                                                      PER SHARE DATA)
Net sales...................................................      $26,932.6      $27,801.1
Income from continuing operations...........................       (1,016.1)       3,262.6
Net (loss) income...........................................       (7,313.2)       2,636.7
Basic (loss) earnings per common share:
  (Loss) income from continuing operations..................          (0.51)          1.78
  Net (loss) income.........................................          (3.65)          1.44
Diluted (loss) earnings per common share:
  (Loss) income from continuing operations..................          (0.51)          1.76
  Net (loss) income.........................................          (3.65)          1.42

------------------------------

(1) Includes charges for the impairment of long-lived assets of $2,652.2 million; restructuring and other unusual charges of
    $863.7 million; goodwill impairment charge of $513.0 million; loss on investments of $187.1 million; loss from discontinued operations of $6,293.6 million, net of tax; and extraordinary items of $3.5 million, net of tax.

(2) Includes a net gain on sale of businesses and investments of $276.6 million consisting of a $406.5 million net gain related primarily to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the write-down of an investment; a net gain of $64.1 million on the sale of shares of a subsidiary; the write-off of purchased in process research and development of $184.3 million; charges for the impairment of long-lived assets of $27.9 million; restructuring and other unusual charges totaling $86.9 million; extraordinary items of $13.7 million, net of tax; and cumulative effect of accounting changes of $683.4 million, net of tax.

    During fiscal 2001, Tyco entered into an agreement to acquire C.R.
Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated the merger agreement. Each party bore its own costs, and no break up fee was paid.

    During fiscal 2002, Tyco entered into an agreement to acquire McGrath RentCorp, a leading provider of modular offices and classrooms and electronic test equipment. On July 1, 2002, McGrath RentCorp elected to terminate the transaction agreement. Tyco reimbursed McGrath's cost and expenses in the amount of $1.25 million.

                            TYCO INTERNATIONAL LTD.

4. DEBT

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
  Short-term debt is as follows ($ in millions):

Fixed-rate senior notes.....................................  $ 1,276.3     $ 1,347.2
Variable-rate unsecured bank credit facilities..............    3,855.0            --
Note payable to Tyco Capital................................         --         200.0
Other.......................................................      280.0         475.8
                                                              ---------     ---------
                                                              $ 5,411.3     $ 2,023.0
                                                              =========     =========
  Long-term debt is as follows ($ in millions):

Commercial paper
  U.S.......................................................  $      --     $ 3,909.5
  Non-U.S...................................................         --          80.7
Variable-rate senior notes..................................      499.0         498.4
Fixed-rate senior notes.....................................   11,989.6       8,902.4
Variable-rate unsecured bank credit facilities..............    2,000.0            --
Zero coupon convertible senior debentures...................    5,826.8       5,771.8
Zero coupon convertible subordinated debentures.............       30.3          30.8
Other.......................................................      370.1         402.4
                                                              ---------     ---------
                                                              $20,715.8     $19,596.0
                                                              =========     =========

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

    In January 2002, TIG entered into a $1.5 billion bridge loan, which was fully and unconditionally guaranteed by Tyco, with a variable LIBO-based rate, which was 3.70% as of March 31, 2002. TIG repaid $645.0 million in April 2002 and the remainder in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which expires in February 2006, is fully and unconditionally guaranteed by Tyco and has a variable LIBO-based rate, which was 4.99% as of June 30, 2002.

                            TYCO INTERNATIONAL LTD.

4. DEBT (CONTINUED)

    Also, in February 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility and exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which was 5.04% as of June 30, 2002.

    Proceeds from the bridge loan and credit facilities were used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital for Tyco.

    As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, Tyco was required to repurchase its Y30 billion ($247.3 million as of June 30, 2002) 3.5% notes due 2030 in July 2002.

    Tyco has repurchased some high interest rate debt of acquired companies prior to their scheduled maturities. In the nine months ended June 30, 2002, the Company recorded extraordinary items totaling $3.5 million, net of tax, as compared to $3.4 million and $13.7 million, net of tax, for the quarter and nine months ended June 30, 2001, respectively, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

5. (LOSS) EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted (loss) earnings per common share are as follows (in millions, except per share data):

                                                        FOR THE QUARTER                   FOR THE QUARTER
                                                      ENDED JUNE 30, 2002               ENDED JUNE 30, 2001
                                                -------------------------------   -------------------------------
                                                                      PER SHARE                         PER SHARE
                                                  LOSS      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                --------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations....   $(84.1)   1,993.9     $(0.04)    $1,109.2   1,808.5      $0.61
  Stock options...............................       --         --                      --      22.4
  Exchange of convertible debt due 2010.......       --         --                     0.4       3.2
                                                 ------    -------                --------   -------

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations,
    giving effect to dilutive adjustments.....   $(84.1)   1,993.9     $(0.04)    $1,109.6   1,834.1      $0.60
                                                 ======    =======                ========   =======

                            TYCO INTERNATIONAL LTD.

5. (LOSS) EARNINGS PER COMMON SHARE (CONTINUED)

                                                     FOR THE NINE MONTHS               FOR THE NINE MONTHS
                                                     ENDED JUNE 30, 2002               ENDED JUNE 30, 2001
                                               -------------------------------   -------------------------------
                                                                     PER SHARE                         PER SHARE
                                                 LOSS      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                               --------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:

  (Loss) income from continuing operations...  $(989.4)   1,986.7     $(0.50)    $3,220.4   1,764.2      $1.83

  Stock options..............................       --         --                      --      22.5

  Exchange of convertible debt due 2010......       --         --                     0.8       3.4
                                               -------    -------                --------   -------

DILUTED (LOSS) EARNINGS PER COMMON SHARE:

  (Loss) income from continuing operations,
    giving effect to dilutive adjustments....  $(989.4)   1,986.7     $(0.50)    $3,221.2   1,790.1      $1.80
                                               =======    =======                ========   =======

    The computation of diluted loss per common share in the quarter and nine months ended June 30, 2002 excludes the effect of the potential exercise of options to purchase approximately 2.2 million and 12.5 million shares, respectively, and the potential exchange of convertible debt due 2010 for
2.9 million shares, because the effect would be anti-dilutive. The computation of diluted earnings per common share in the quarter and nine months ended
June 30, 2001 excludes the effect of the assumed exercise of options to purchase approximately 13.8 million and 10.6 million shares, respectively, because the effect would be anti-dilutive. Diluted (loss) earnings per common share for all periods presented also excludes 48.0 million and 26.4 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

6. SHAREHOLDERS' EQUITY

    Included within Tyco's outstanding common shares at June 30, 2002 and September 30, 2001 are 3,252,864 and 4,243,108 common shares, respectively, representing the assumed exchange of 4,709,540 and 6,143,199 exchangeable shares (at 0.6907 of a Tyco common for each exchangeable share) of CIT
Exchangeco Inc., a wholly-owned subsidiary of CIT Group Inc. Tyco also has authorized 125,000,000 preference shares, par value of $1 per share, at June 30, 2002 and September 30, 2001, of which one such share has been issued and designated a special voting preference share. This preference share provides a mechanism by which the holders of outstanding exchangeable shares exercise their voting, dividend and liquidation rights, which are equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to
0.6907 of a Tyco common share. In connection with the IPO of CIT, the exchangeable shares were redeemed effective July 5, 2002 through the issuance of 3,243,322 Tyco common shares. As a result, no one is entitled to exercise the rights attaching to the preference share.

    Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first three quarters of fiscal 2002 and fiscal 2001.

                            TYCO INTERNATIONAL LTD.

7. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS)

    The following table summarizes activity for the nine months of fiscal 2002 with respect to Tyco's restructuring and other unusual charges excluding impairments of long-lived assets and goodwill which are discussed in Notes 9 and 14 ($ in millions):

                                                                                      INVENTORY-
                                            SEVERANCE          FACILITIES-RELATED      RELATED      OTHER
                                       --------------------   ---------------------   ----------   --------
                                       NUMBER OF              NUMBER OF
                                       EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE     RESERVE     TOTAL
                                       ---------   --------   ----------   --------   ----------   --------   --------
Balance at September 30, 2001,
  reclassified.......................    6,045     $ 144.8        161      $  92.0      $    --     $103.4    $ 340.2
Fiscal 2002 charges..................    8,807       204.5         92        289.1        259.6      124.0      877.2
Fiscal 2002 reversals................       (8)       (1.7)        (7)       (11.0)          --       (0.8)     (13.5)
Fiscal 2002 utilization..............   (9,411)     (198.5)      (112)      (129.0)      (259.6)     (95.5)    (682.6)
                                        ------     -------       ----      -------      -------     ------    -------
Balance at June 30, 2002.............    5,433     $ 149.1        134      $ 241.1      $    --     $131.1    $ 521.3
                                        ======     =======       ====      =======      =======     ======    =======

    During the nine months ended June 30, 2002, Tyco recorded restructuring and other unusual charges of $877.2 million related primarily to the closure of manufacturing plants, administrative offices, warehouses and sales offices within the Electronics segment. Included within the charges of $877.2 million are inventory write-downs of $244.5 million and unusual charges of $15.1 million, both of which have been included in cost of sales. The
$15.1 million relates to the sale of inventory, which had been written-up under purchase accounting. The $877.2 million includes other charges of $124.0 million consisting of $76.0 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and the remaining $48.0 million primarily relates to an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment. During the nine months ended June 30, 2002, the Electronics and Fire and Security Services segments recorded restructuring credits totaling $13.5 million primarily relating to a revision in estimates of the facilities charge recorded during the quarter ended March 31, 2002.

    During the nine months ended June 30, 2001, Tyco recorded a net restructuring and other unusual charge of $86.9 million. The net charge is comprised of restructuring and other unusual charges of $253.7 million, primarily related to the closure of several manufacturing plants, sales offices, warehouses and administrative offices and charges for an environmental remediation project. The $253.7 million includes inventory write-downs of $39.8 million and unusual charges of $39.0 million related to the sale of inventory, which had been written-up under purchase accounting, both of which have been included in cost of sales. The charges were partially offset by a restructuring and other unusual credit of $166.8 million related to the settlement of litigation in which Tyco was provided with an ongoing OEM arrangement valued at $166.8 million.

    At June 30, 2002, there remained a total of $521.3 million in reserves for restructuring and other unusual charges on the Consolidated Balance Sheet, of which $376.5 million is included in accrued expenses and other current liabilities and $144.8 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within one year, except for certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.

8. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    During the quarter ended June 30, 2002, in connection with Tyco's acquisition of Sensormatic, the Company wrote-off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $13.4 million. Management determined the valuation of the IPR&D using appraisals.

    In connection with Tyco's acquisition of Mallinckrodt Inc. during the quarter ended December 31, 2000, the Company wrote-off the fair value of purchased IPR&D of various projects for the development of new products and technologies in the amount of $184.3 million. Management determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. Although work on the projects related to the IPR&D continued after the acquisition, the amount of purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of June 30, 2002, approximately 45% of the IPR&D projects have been successfully completed and less than 15% of the projects have been discontinued or are currently inactive. The remainder are in various stages of completion. There are currently no expected material variations between projected results from the projects versus those at the time of the acquisition.

9. IMPAIRMENTS

    The Company periodically evaluates the net realizable value of long-lived assets relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the fair value of the asset is less than its carrying value. During the quarter and nine months ended June 30, 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $239.4 million and $2,652.2 million, respectively.

    During the nine months ended June 30, 2002, the Electronics segment recorded a charge of $2,412.5 million related to the impairment of the TGN
($2,242.5 million), and property, plant and equipment ($170.0 million) associated with the closure of facilities as discussed in Note 7. The fiberoptic capacity available in the market continues to significantly exceed overall market demand, creating sharply declining prices and reduced anticipated future cash flows. Further, based on available industry outlook information published in February 2002, prices are expected to decline at a greater rate than previously projected.

    The Company has assessed the carrying value of the TGN using an analysis that employs estimates as to current and future market pricing, demand and network completion costs. This analysis is highly sensitive to changes in those estimates noted above. Based upon management's estimates, the Company concluded that the value of its fiberoptic network, which is carried at cost, was impaired and consequently recorded an impairment charge during the quarter ended
March 31, 2002. The entire TGN placed in service was written-off at that time, as well as a portion of construction in progress of the TGN. We reconsidered the factors noted above, such as projected operating results, business plans and an estimate of discounted future cash flows, in order to retest the carrying value of the TGN for a further impairment at June 30, 2002. We determined that no additional impairment was needed; however, changes to these forecasts and assumptions could lead to further impairment of the TGN in future periods. Accordingly, $946.5 million of Construction in Progress--TGN and TGN Placed in

                            TYCO INTERNATIONAL LTD.

9. IMPAIRMENTS (CONTINUED)
Service is on the Consolidated Balance Sheet at June 30, 2002, as compared to $2,342.4 million at September 30, 2001.

    During the nine months ended June 30, 2002, the Healthcare and Specialty Products segment recorded a charge of $125.3 million related to the impairment of intangible assets associated with a Healthcare business line sold in July 2002. In addition, the Healthcare and Specialty Products segment recorded a charge of $2.5 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 7.

    During the nine months ended June 30, 2002, the Fire and Security Services segment recorded a charge of $105.1 million related to the impairment of property, plant and equipment associated with the termination of a software development project.

    During the nine months ended June 30, 2002, the Engineered Products and Services segment recorded a charge of $6.8 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 7.

    Also during the nine months ended June 30, 2002, the Company recognized a $187.1 million loss on equity investments, primarily related to its investment in FLAG Telecom Holdings Ltd. ("FLAG"), when it became evident that the declines in fair value of FLAG and other investments were other than temporary.

    During the nine months ended June 30, 2001, the Company recorded charges totaling $27.9 million related primarily to the impairment of property, plant and equipment associated with the closure of manufacturing plants discussed in
Note 7.

    See Note 14, "Goodwill and Other Intangible Assets," for further information regarding the $513.0 million estimated impairment of goodwill on continuing operations during the quarter ended June 30, 2002.

10. COMPREHENSIVE (LOSS) INCOME

    Total comprehensive (loss) income from continuing operations and its components are as follows ($ in millions):

                                                        FOR THE QUARTERS      FOR THE NINE MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                      --------------------   ---------------------
                                                        2002        2001       2002        2001
                                                      ---------   --------   ---------   ---------
Net (loss) income...................................  $(2,319.4)  $1,177.0   $(7,286.5)  $ 2,594.5
  Unrealized (loss) gain on securities, net of
    tax.............................................       (3.8)    (110.7)      117.4    (1,099.0)(1)
  Changes in fair values of derivatives qualifying
    as cash flow hedges.............................       (1.0)      (1.7)        0.9        (1.7)
  Foreign currency translation adjustment...........      713.4      (97.9)      285.2      (395.2)
                                                      ---------   --------   ---------   ---------
Total comprehensive (loss) income...................  $(1,610.8)  $  966.7   $(6,883.0)  $ 1,098.6
                                                      =========   ========   =========   =========

------------------------------
(1)  Primarily related to Tyco's investment in 360networks Inc.

    Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets include $50.6 million and $76.8 million as of June 30, 2002 and September 30, 2001, respectively, related to the Discontinued Operations of Tyco Capital (CIT Group Inc.).

                            TYCO INTERNATIONAL LTD.

11. CONSOLIDATED SEGMENT DATA

    During the first quarter of fiscal 2002, the Company changed its internal reporting structure (due to the amalgamation with TyCom which eliminated the publicly held minority interest) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. In addition, during the third quarter of fiscal 2002, a change was made to the Company's internal reporting structure such that the operations of Tyco's flow control businesses and the environmental engineering business (previously reported within the Fire and Security Services segment) and Tyco's electrical and metal products business (previously reported within the Electronics segment) now comprise the Company's new Engineered Products and Services segment. Also in the quarter ended June 30, 2002, Tyco began the execution of a plan to sell its financial services business (Tyco Capital) through an IPO. The historical results of our financial services business are presented as "Discontinued Operations." See Note 2 for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes. Selected information for the Company's four segments is presented in the following table.

                                                  FOR THE QUARTERS              FOR THE NINE MONTHS
                                                   ENDED JUNE 30,                 ENDED JUNE 30,
                                               -----------------------       -------------------------
                                                 2002           2001           2002            2001
                                               --------       --------       ---------       ---------
                                                                   ($ IN MILLIONS)
NET SALES:
  Electronics................................  $2,650.7       $3,462.7       $ 7,961.9       $10,787.7
  Fire and Security Services.................   2,711.3        1,913.3         7,761.1         5,200.6
  Healthcare and Specialty Products..........   2,526.0        2,261.2         7,182.2         6,476.7
  Engineered Products and Services...........   1,235.7        1,043.2         3,509.6         3,054.2
                                               --------       --------       ---------       ---------
    Sales from external customers............  $9,123.7       $8,680.4       $26,414.8       $25,519.2
                                               ========       ========       =========       =========

SEGMENT (LOSS) PROFIT:
  Electronics................................  $  (54.1)(1)   $  862.1       $(2,122.5)(8)   $ 2,535.5 (12)
  Fire and Security Services.................     184.8 (2)      277.2 (6)       988.3 (9)       780.8 (13)
  Healthcare and Specialty Products..........     362.6 (3)      539.5         1,416.5 (10)    1,226.1 (14)
  Engineered Products and Services...........      58.5 (4)      199.0 (7)       377.1 (11)      544.4 (15)
                                               --------       --------       ---------       ---------
                                                  551.8        1,877.8           659.4         5,086.8
Less: Corporate expenses.....................    (159.2)(5)      (55.2)         (293.0)(5)        (0.5)(16)
    Goodwill amortization....................        --         (150.4)             --          (398.8)
                                               --------       --------       ---------       ---------
Operating income.............................  $  392.6       $1,672.2       $   366.4       $ 4,687.5
                                               ========       ========       =========       =========

------------------------------
(1) Includes a charge for the impairment of goodwill of $389.1 million, restructuring and other unusual charges of $7.3 million, of which
    $0.4 million is included in cost of sales, primarily for contract cancellation fees and employee severance, and impairment charges of $5.4 million related to property, plant and equipment. Also includes restructuring credits of $9.4 million due to costs being less than anticipated.

(2) Includes an impairment charge of $105.1 million for the write-off of a software development project and a net restructuring and other unusual charge of $47.0 million. The $47.0 million net charge consists of charges of $51.1 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, somewhat offset by restructuring credits of $4.1 million due to costs being less than anticipated. Also includes a charge of $13.4 million for the write-off of purchased IPR&D.

(3) Includes an impairment charge of $127.8 million for the write-off of intangible assets related to a business line sold in July 2002 and restructuring and other unusual charges of $34.6 million, of which $1.3 million is included in cost of sales, primarily

                            TYCO INTERNATIONAL LTD.

11. CONSOLIDATED SEGMENT DATA (CONTINUED) related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations.

(4) Includes a charge for the impairment of goodwill of $123.9 million, restructuring charges of $14.2 million, of which $0.8 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $1.1 million related to property, plant and equipment due to the closure of facilities.

(5) Includes restructuring and other unusual charges of $89.2 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees.

(6) Includes restructuring charges of $25.2 million, of which $5.0 million is included in cost of sales, primarily related to the closure of existing facilities that had become redundant due to acquisitions and charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the closure of these facilities.

(7) Includes a restructuring and other unusual charge of $25.0 million, of which $2.4 million is included in cost of sales, primarily related to a voluntary replacement program of a potentially defective product and the closure of manufacturing plants, warehouses, sales offices and administrative offices.

(8) Includes impairment charges of $2,412.5 million primarily related to the write-down of the TGN and other property, plant and equipment associated with the closure of certain facilities, restructuring and other unusual charges of $618.8 million, of which $237.9 million is included in cost of sales, primarily related to the write-down of inventory and facility closures, and a charge for the impairment of goodwill of $389.1 million. Also includes restructuring credits of $9.4 million due to costs being less than anticipated.

(9) Includes an impairment charge of $105.1 million for the write-off of a software development project and a net restructuring and other unusual charge of $82.9 million, of which charges of $13.8 million are included in cost of sales. The $82.9 million net charge consists of charges of $87.0 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, somewhat offset by restructuring credits of $4.1 million due to costs being less than anticipated. Also includes a charge of $13.4 million for the write-off of purchased IPR&D.

(10) Includes an impairment charge of $127.8 million for the write-off of intangible assets related to a business line sold in July 2002, restructuring and other unusual charges of $43.3 million, of which $1.3 million is included in cost of sales, primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations, and the write-off of legal fees and other deal costs associated with acquisitions that were not completed.

(11) Includes a charge for the impairment of goodwill of $123.9 million, restructuring and other unusual charges of $38.9 million, of which
    $6.6 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $6.8 million related to property, plant and equipment due to the closure of facilities that had become redundant due to acquisitions.

(12) Includes restructuring and other unusual charges of $131.1 million, of which $41.7 million is included in cost of sales, primarily related to severance associated with the closure of facilities. Also includes charges for the impairment of property, plant and equipment of $14.1 million associated with the closure of these facilities.

(13) Includes restructuring and other unusual charges of $37.1 million, of which $5.0 million is included in cost of sales, primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and an environmental remediation project. Also includes charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the closure of these facilities.

(14) Includes the write-off of purchased in-process research and development of $184.3 million, and restructuring and other unusual charges of
    $34.0 million, of which $29.2 million is included in cost of sales, primarily related to the write-up of inventory under purchase accounting and the closure of two manufacturing plants. Also includes charges of $9.6 million primarily related to the impairment of property, plant and equipment associated with the closure of these plants.

(15) Includes restructuring and other unusual charges of $48.1 million, of which $2.9 million is included in cost of sales, primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices and a voluntary replacement program of a potentially defective product. Also includes charges for the impairment of property, plant and equipment of $1.4 million primarily associated with the closure of these facilities.

(16) Includes an unusual credit of $166.8 million related to the settlement of litigation and an unusual charge of $3.4 million related to severance.

                            TYCO INTERNATIONAL LTD.

12. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Inventories, other current assets, other assets, accrued expenses and other current liabilities, and other long-term liabilities are as follows ($ in millions):

                                                              JUNE 30,   SEPTEMBER 30,
                                                                2002         2001
                                                              --------   -------------
Purchased materials and manufactured parts..................  $1,401.2     $1,552.0
Work in process.............................................   1,022.1      1,110.2
Finished goods..............................................   2,819.3      2,439.1
                                                              --------     --------
  Inventories...............................................  $5,242.6     $5,101.3
                                                              ========     ========

Contracts in process........................................  $  431.6     $  580.1
Prepaid expenses and other..................................   1,028.5        952.2
                                                              --------     --------
  Other current assets......................................  $1,460.1     $1,532.3
                                                              ========     ========

Long-term investments.......................................  $  428.9     $  597.9
Non-current portion of deferred income taxes................   2,058.9      1,440.4
Other.......................................................   1,833.7      1,486.5
                                                              --------     --------
  Other assets..............................................  $4,321.5     $3,524.8
                                                              ========     ========

Current portion of deferred income taxes....................  $   78.8     $   71.3
Accrued expenses and other..................................   5,465.9      5,110.5
                                                              --------     --------
  Accrued expenses and other current liabilities............  $5,544.7     $5,181.8
                                                              ========     ========

Deferred revenue -- non-current portion.....................  $1,181.8     $1,115.0
Deferred income taxes.......................................   1,583.8      1,655.0
Other.......................................................   2,363.9      1,966.9
                                                              --------     --------
  Other long-term liabilities...............................  $5,129.5     $4,736.9
                                                              ========     ========

    Net property, plant and equipment is as follows ($ in millions):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
Land........................................................  $   561.8     $   534.1
Buildings...................................................    2,713.7       2,557.7
Subscriber systems..........................................    4,575.1       3,998.5
Machinery and equipment.....................................    8,738.3       8,226.6
Leasehold improvements......................................      343.1         325.0
Construction in progress....................................      938.8         920.4
Accumulated depreciation....................................   (7,390.5)     (6,592.0)
                                                              ---------     ---------
                                                              $10,480.3     $ 9,970.3
                                                              =========     =========

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

    During the nine months ended June 30, 2002, the Company recognized
$228.3 million of revenue that had previously been included in the SAB 101 cumulative effect adjustment recorded as of October 1, 2000. The impact of SAB 101 on total revenues in the first nine months of fiscal 2001 was a net decrease in revenues of $176.0 million, reflecting the deferral of $415.0 million of revenues, partially offset by the recognition of $239.0 million of revenue that was included in SAB 101 deferred revenue as of September 30, 2001.

    In addition, during the first quarter of fiscal 2001, the Company recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

14. GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at October 1, 2001. However, during the quarter ended March 31, 2002, circumstances developed that indicated a potential impairment in the value of goodwill with respect to Tyco Telecommunications, a reporting unit within the Electonics segment, and our Tyco Capital segment. An updated valuation was completed as of March 31, 2002 for Tyco Telecommunications, which resulted in no impairment of goodwill at that date. See Note 2, "Discontinued Operations of Tyco Capital (CIT Group Inc.)," for further information regarding the impairment of goodwill relating to Tyco Capital.

    During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to the Company's reporting units. Tyco experienced disruptions to its business surrounding the termination of its previously announced break-up plan, the resignation of its chief executive officer, further downgrades in its credit ratings and an additional decline in its market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) unit valuations for recent disruptions at the Company's corporate offices and negative publicity about Tyco, as evidenced by the decline in the Company's total market capitalization. This resulted in an estimated goodwill impairment on continuing operations of $513.0 million, $389.1 million relating to Tyco Telecommunications and $123.9 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment.

    SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of June 30, 2002. The Company expects to complete this analysis in the quarter ending September 30, 2002 for Tyco Telecommunications and Tyco Infrastructure to determine if any adjustments to the estimated goodwill impairment charges recorded are necessary.

    Further disruptions to Tyco's business such as vendor credit constraints, continued downgrades in Tyco's credit ratings, and additional market capitalization declines may result in the Company having to perform another SFAS 142 first step valuation analysis for all of its reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments.

    Following is a reconciliation of previously reported financial information to pro forma amounts excluding goodwill amortization for the quarter and nine months ended June 30, 2001 ($ in millions, except per share data):

                                                     FOR THE QUARTER                  FOR THE NINE MONTHS
                                                   ENDED JUNE 30, 2001                ENDED JUNE 30, 2001
                                             --------------------------------   --------------------------------
                                                          BASIC      DILUTED                 BASIC      DILUTED
                                                        EARNINGS    EARNINGS               EARNINGS    EARNINGS
                                             EARNINGS   PER SHARE   PER SHARE   EARNINGS   PER SHARE   PER SHARE
                                             --------   ---------   ---------   --------   ---------   ---------
Income from continuing operations..........  $1,109.2     $0.61       $0.60     $3,220.4     $1.83       $1.80
Goodwill amortization expense, net of
  tax......................................     139.0      0.08        0.08        370.2      0.21        0.21
                                             --------                           --------
PRO FORMA INCOME FROM CONTINUING
  OPERATIONS...............................  $1,248.2      0.69        0.68     $3,590.6      2.04        2.01
                                             ========                           ========
Income before extraordinary items and
  cumulative effect of accounting
  changes..................................  $1,180.4     $0.65       $0.64     $3,291.6     $1.87       $1.84
Goodwill amortization expense, net of
  tax......................................     153.4      0.08        0.08        384.6      0.22        0.21
                                             --------                           --------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES..................................  $1,333.8      0.74        0.73     $3,676.2      2.08        2.05
                                             ========                           ========
Net income.................................  $1,177.0     $0.65       $0.64     $2,594.5     $1.47       $1.45
Goodwill amortization expense, net of
  tax......................................     153.4      0.08        0.08        384.6      0.22        0.21
                                             --------                           --------
PRO FORMA NET INCOME.......................  $1,330.4      0.74        0.73     $2,979.1      1.69        1.66
                                             ========                           ========

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The changes in the carrying amount of goodwill for the nine months ended June 30, 2002, as reclassified for the adoption of SFAS 142, are as follows ($ in millions):

                                                         HEALTHCARE
                                                            AND       FIRE AND    ENGINEERED
                                                         SPECIALTY    SECURITY     PRODUCTS
                                           ELECTRONICS    PRODUCTS    SERVICES   AND SERVICES   TOTAL TYCO
                                           -----------   ----------   --------   ------------   ----------
Balance at September 30, 2001............   $7,749.5      $6,584.0    $5,957.8     $2,930.0     $23,221.3
Reclassification of intangible assets....         --          42.7          --           --          42.7
                                            --------      --------    --------     --------     ---------
Balance at September 30, 2001 after
  reclassification.......................    7,749.5       6,626.7     5,957.8      2,930.0      23,264.0
Goodwill related to acquisitions.........    1,163.0         583.0     2,136.2        230.0       4,112.2
Goodwill impairment......................     (389.1)           --          --       (123.9)       (513.0)
Currency translation adjustments.........       34.2           5.2       111.9         62.5         213.8
                                            --------      --------    --------     --------     ---------
Balance at June 30, 2002.................   $8,557.6      $7,214.9    $8,205.9     $3,098.6     $27,077.0
                                            ========      ========    ========     ========     =========

    The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                               AT JUNE 30, 2002                      AT SEPTEMBER 30, 2001
                                    --------------------------------------   --------------------------------------
                                                                WEIGHTED                                 WEIGHTED
                                     GROSS                      AVERAGE       GROSS                      AVERAGE
                                    CARRYING   ACCUMULATED    AMORTIZATION   CARRYING   ACCUMULATED    AMORTIZATION
                                     AMOUNT    AMORTIZATION      PERIOD       AMOUNT    AMORTIZATION      PERIOD
                                    --------   ------------   ------------   --------   ------------   ------------
Contracts and related customer
  relationships...................  $4,051.7     $  782.3     10 years       $2,978.8      $514.6      10 years
Intellectual property.............   3,478.7        408.9     21 years        2,991.6       297.9      23 years
Other.............................     244.4         61.5     29 years          371.1        52.1      19 years
                                    --------     --------                    --------      ------
  Total...........................  $7,774.8     $1,252.7     16 years       $6,341.5      $864.6      17 years
                                    ========     ========                    ========      ======

    The contracts and related customer relationships are being amortized on a straight-line basis over a range of less than one year to 40 years. Intellectual property consists primarily of patents and unpatented technology, which are being amortized on a straight-line basis over a range of less than one year to 40 years. As of June 30, 2002 the Company had $143.3 million of intellectual property, consisting primarily of trademarks acquired from Sensormatic, that are not subject to amortization. As of June 30, 2002 and Sepember 30, 2001, the Company had $3.9 million of other intangible assets that are not subject to amortization.

    Intangible asset amortization expense for the quarters ended June 30, 2002 and 2001 was $161.2 million and $90.7 million, respectively. Intangible asset amortization expense for the nine months ended June 30, 2002 and 2001 was $417.1 million and $246.7 million, respectively.

    Amortization expense on intangible assets currently owned by the Company is expected to be approximately $600 million for each of the next five fiscal years.

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A.

    TIG has issued public and private debt securities, which are fully and unconditionally guaranteed by Tyco. In accordance with SEC rules, the following presents condensed consolidating financial information for Tyco, TIG and all other subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2002
                                ($ IN MILLIONS)

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                     -------------   -------------   ------------   -------------   ---------
Current Assets:
  Cash and cash equivalents........................    $    15.7       $   532.9       $ 2,245.3     $        --    $ 2,793.9
  Accounts receivables, net........................          0.2              --         6,604.3              --      6,604.5
  Inventories......................................           --              --         5,242.6              --      5,242.6
  Intercompany receivables.........................        242.9            67.2         4,295.0        (4,605.1)          --
  Other current assets.............................           --             0.3         2,222.9              --      2,223.2
                                                       ---------       ---------       ---------     -----------    ---------
    Total current assets...........................        258.8           600.4        20,610.1        (4,605.1)    16,864.2
Net Assets of Discontinued Operations..............           --              --         4,387.9              --      4,387.9
Construction in Progress -- Tyco Global Network....           --              --           743.6              --        743.6
Tyco Global Network Placed in Service, Net.........           --              --           202.9              --        202.9
Property, Plant and Equipment, Net.................          6.2             0.7        10,473.4              --     10,480.3
Goodwill, Net......................................           --             0.7        27,076.3              --     27,077.0
Intangible Assets, Net.............................           --              --         6,522.1              --      6,522.1
Investment In Subsidiaries.........................     49,262.4        20,332.0              --       (69,594.4)          --
Intercompany Loans Receivable......................        218.3        21,027.9         9,315.0       (30,561.2)          --
Other Assets.......................................         57.7            56.3         5,381.2        (1,173.7)     4,321.5
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL ASSETS.................................    $49,803.4       $42,018.0       $84,712.5     $(105,934.4)   $70,599.5
                                                       =========       =========       =========     ===========    =========
Current Liabilities:
  Loans payable and current maturities of long-term
    debt...........................................    $      --       $ 5,131.3       $   280.0     $        --    $ 5,411.3
  Accounts payable.................................           --             0.3         3,268.3              --      3,268.6
  Accrued expenses and other current liabilities...         31.4           226.7         5,286.6              --      5,544.7
  Intercompany payables............................      4,086.9           208.1           310.1        (4,605.1)          --
  Other............................................           --             0.6         2,545.8           725.3      3,271.7
                                                       ---------       ---------       ---------     -----------    ---------
    Total current liabilities......................      4,118.3         5,567.0        11,690.8        (3,879.8)    17,496.3
Long-Term Debt.....................................      3,528.8        16,031.3         1,155.7              --     20,715.8
Intercompany Loans Payable.........................      9,315.0              --        21,246.2       (30,561.2)          --
Other Long-Term Liabilities........................           --            59.3         5,070.2              --      5,129.5
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES............................     16,962.1        21,657.6        39,162.9       (34,441.0)    43,341.6

Minority Interest..................................           --              --            55.6              --         55.6

Shareholders' Equity:
  Preference shares................................           --              --         4,680.0        (4,680.0)          --
  Common shares....................................        403.9              --            27.8           (32.6)       399.1
  Capital in excess:
    Share premium..................................     16,249.0              --              --        (8,102.6)     8,146.4
    Contributed surplus............................     21,498.1        12,665.0        30,029.6       (49,430.4)    14,762.3
  Accumulated (deficit) earnings...................     (5,309.7)        7,695.4        11,806.4        (9,247.8)     4,944.3
  Accumulated other comprehensive loss.............           --              --        (1,049.8)             --     (1,049.8)
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY...................     32,841.3        20,360.4        45,494.0       (71,493.4)    27,202.3
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...    $49,803.4       $42,018.0       $84,712.5     $(105,934.4)   $70,599.5
                                                       =========       =========       =========     ===========    =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                ($ IN MILLIONS)

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                     -------------   -------------   ------------   -------------   ---------
Current Assets:
  Cash and cash equivalents........................    $     1.4       $    37.0       $ 1,740.8     $        --    $ 1,779.2
  Accounts Receivable, net.........................          4.2              --         6,449.0              --      6,453.2
  Inventories......................................           --              --         5,101.3              --      5,101.3
  Intercompany receivables.........................        520.5             8.3         5,035.3        (5,564.1)          --
  Other current assets.............................           --             7.0         2,505.5              --      2,512.5
                                                       ---------       ---------       ---------     -----------    ---------
    Total current assets...........................        526.1            52.3        20,831.9        (5,564.1)    15,846.2
Net Assets of Discontinued Operations..............           --              --        10,598.0              --     10,598.0
Construction in Progress -- Tyco Global Network....           --              --         1,643.8              --      1,643.8
Tyco Global Network Placed in Service, Net.........           --              --           698.6              --        698.6
Property, Plant and Equipment, Net.................          6.4             0.7         9,963.2              --      9,970.3
Goodwill, Net......................................           --             0.7        23,263.3              --     23,264.0
Intangible Assets, Net.............................           --              --         5,476.9              --      5,476.9
Investment In Subsidiaries.........................     55,841.9        18,792.4              --       (74,634.3)          --
Intercompany Loans Receivable......................        218.3        16,672.3         9,610.1       (26,500.7)          --
Other Assets.......................................         97.6            73.8         4,119.2          (765.8)     3,524.8
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL ASSETS.................................    $56,690.3       $35,592.2       $86,205.0     $(107,464.9)   $71,022.6
                                                       =========       =========       =========     ===========    =========

Current Liabilities:
  Loans payable and current maturities of long-term
    debt...........................................    $      --       $ 1,106.5       $   916.5     $        --    $ 2,023.0
  Accounts payable.................................           --             0.2         3,692.4              --      3,692.6
  Accrued expenses and other current liabilities...         30.1           127.3         5,024.4              --      5,181.8
  Intercompany payables............................      4,296.2           739.1           528.8        (5,564.1)          --
  Other............................................           --             0.4         3,093.3           659.8      3,753.5
                                                       ---------       ---------       ---------     -----------    ---------
    Total current liabilities......................      4,326.3         1,973.5        13,255.4        (4,904.3)    14,650.9
Long-Term Debt.....................................      3,499.4        14,843.3         1,253.3              --     19,596.0
Intercompany Loans Payable.........................      9,610.1              --        16,890.6       (26,500.7)          --
Other Long-Term Liabilities........................           --             5.0         4,731.9              --      4,736.9
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES............................     17,435.8        16,821.8        36,131.2       (31,405.0)    38,983.8

Minority Interest..................................           --              --           301.4              --        301.4

Shareholders' Equity:
  Preference shares................................           --              --         1,710.0        (1,710.0)          --
  Common shares....................................        390.3              --            27.2           (30.4)       387.1
  Capital in excess:
    Share premium..................................     15,691.4              --              --        (7,728.6)     7,962.8
    Contributed surplus............................     18,779.0        12,665.0        30,015.3       (48,898.0)    12,561.3
  Accumulated earnings.............................      4,393.8         6,105.4        19,499.4       (17,692.9)    12,305.7
  Accumulated other comprehensive loss.............           --              --        (1,479.5)             --     (1,479.5)
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY...................     39,254.5        18,770.4        49,772.4       (76,059.9)    31,737.4
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...    $56,690.3       $35,592.2       $86,205.0     $(107,464.9)   $71,022.6
                                                       =========       =========       =========     ===========    =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED JUNE 30, 2002
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
NET SALES..........................    $      --        $    --       $ 9,123.7       $     --      $ 9,123.7
Cost of sales......................           --             --         5,822.1             --        5,822.1
Selling, general and administrative
  expenses.........................          2.6            0.4         1,959.8             --        1,962.8
Restructuring and other unusual
  charges, net.....................          0.3             --           180.1             --          180.4
Charges for the impairment of long-
  lived assets.....................           --             --           239.4             --          239.4
Goodwill impairment................           --             --           513.0             --          513.0
Write-off of purchased in-process
  research and development.........           --             --            13.4             --           13.4
                                       ---------        -------       ---------       --------      ---------
OPERATING (LOSS) INCOME............         (2.9)          (0.4)          395.9             --          392.6
Loss on investments................           --             --            (6.5)            --           (6.5)
Interest (expense) income, net.....        (31.3)        (231.2)           27.0             --         (235.5)
Equity in net (loss) income of
  subsidiaries.....................     (2,153.2)          95.7              --        2,057.5             --
Intercompany dividends, interest
  and fees.........................       (127.7)         231.6          (103.9)            --             --
                                       ---------        -------       ---------       --------      ---------
(Loss) income from continuing
  operations before income taxes
  and minority interest............     (2,315.1)          95.7           312.5        2,057.5          150.6
Income taxes.......................           --             --          (229.7)          (4.3)        (234.0)
Minority interest..................           --             --            (0.7)            --           (0.7)
                                       ---------        -------       ---------       --------      ---------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS.......................     (2,315.1)          95.7            82.1        2,053.2          (84.1)
Loss from discontinued operations
  of Tyco Capital, net of tax......           --             --        (2,235.3)            --       (2,235.3)
                                       ---------        -------       ---------       --------      ---------
NET (LOSS) INCOME..................    $(2,315.1)       $  95.7       $(2,153.2)      $2,053.2      $(2,319.4)
                                       =========        =======       =========       ========      =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED JUNE 30, 2001
                                ($ IN MILLIONS)

                                          TYCO            TYCO
                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                      -------------   -------------   ------------   -------------   --------
NET SALES...........................    $     --         $    --        $8,680.4       $      --     $8,680.4
Cost of sales.......................          --              --         5,388.2              --      5,388.2
Selling, general and administrative
  expenses..........................         3.2            (5.2)        1,576.4              --      1,574.4
Restructuring and other unusual
  charges, net......................          --              --            42.8              --         42.8
Charges for the impairment of long-
  lived assets......................          --              --             2.8              --          2.8
                                        --------         -------        --------       ---------     --------
OPERATING (LOSS) INCOME.............        (3.2)            5.2         1,670.2              --      1,672.2
Net gain on sale of common shares of
  a subsidiary......................          --              --            64.1              --         64.1
Net loss on sale of businesses and
  investments.......................          --              --          (129.9)             --       (129.9)
Interest (expense) income, net......       (17.9)         (175.3)           14.3              --       (178.9)
Equity in net income of
  subsidiaries......................     1,330.1           726.9              --        (2,057.0)          --
Intercompany dividends, interest and
  fees..............................       (96.5)          170.1           (73.6)             --           --
                                        --------         -------        --------       ---------     --------

Income from continuing operations
  before income taxes and minority
  interest..........................     1,212.5           726.9         1,545.1        (2,057.0)     1,427.5
Income taxes........................          --              --          (267.9)          (35.5)      (303.4)
Minority interest...................                                       (14.9)             --        (14.9)
                                        --------         -------        --------       ---------     --------
INCOME FROM CONTINUING OPERATIONS...     1,212.5           726.9         1,262.3        (2,092.5)     1,109.2
Income from discontinued operations
  of Tyco Capital, net of tax.......          --              --            71.2              --         71.2
                                        --------         -------        --------       ---------     --------
Income before extraordinary items...     1,212.5           726.9         1,333.5        (2,092.5)     1,180.4
Extraordinary items, net of tax.....          --              --            (3.4)             --         (3.4)
                                        --------         -------        --------       ---------     --------
NET INCOME..........................    $1,212.5         $ 726.9        $1,330.1       $(2,092.5)    $1,177.0
                                        ========         =======        ========       =========     ========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED JUNE 30, 2002
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
Net sales..........................   $       --       $     --       $26,414.8       $     --      $26,414.8
Cost of sales......................           --             --        16,731.8             --       16,731.8
Selling, general and administrative
  expenses.........................         15.9           (1.1)        5,519.1             --        5,533.9
Restructuring and other unusual
  charges, net.....................          0.3             --           603.8             --          604.1
Charges for the impairment of long-
  lived assets.....................           --             --         2,652.2             --        2,652.2
Goodwill impairment................           --             --           513.0             --          513.0
Write-off of purchased in-process
  research and development.........           --             --            13.4             --           13.4
                                      ----------       --------       ---------       --------      ---------
OPERATING (LOSS) INCOME............        (16.2)           1.1           381.5             --          366.4
Loss on investments................         (1.2)            --          (185.9)            --         (187.1)
Interest (expense) income, net.....        (70.6)        (631.0)           67.4             --         (634.2)
Equity in net (loss) income of
  subsidiaries.....................     (6,745.6)       1,590.0              --        5,155.6             --
Decrease in intercompany
  investment.......................     (2,406.6)            --              --        2,406.6             --
Intercompany dividends, interest
  and fees.........................       (387.4)         630.1          (242.7)            --             --
                                      ----------       --------       ---------       --------      ---------
(Loss) income from continuing
  operations before income taxes
  and minority interest............     (9,627.6)       1,590.2            20.3        7,562.2         (454.9)
Income taxes.......................           --           (0.2)         (468.0)         (65.5)        (533.7)
Minority interest..................           --             --            (0.8)            --           (0.8)
                                      ----------       --------       ---------       --------      ---------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS.......................     (9,627.6)       1,590.0          (448.5)       7,496.7         (989.4)
Loss from discontinued operations
  of Tyco Capital, net of tax......           --             --        (6,293.6)            --       (6,293.6)
                                      ----------       --------       ---------       --------      ---------
(Loss) income before extraordinary
  items............................     (9,627.6)       1,590.0        (6,742.1)       7,496.7       (7,283.0)
Extraordinary items, net of tax....           --             --            (3.5)            --           (3.5)
                                      ----------       --------       ---------       --------      ---------
NET (LOSS) INCOME..................   $ (9,627.6)      $1,590.0       $(6,745.6)      $7,496.7      $(7,286.5)
                                      ==========       ========       =========       ========      =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 2001
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
NET SALES..........................    $     --        $     --       $25,519.2       $      --     $25,519.2
Cost of sales......................          --              --        15,877.1              --      15,877.1
Selling, general and administrative
  expenses.........................        10.6             5.1         4,718.6              --       4,734.3
Restructuring and other unusual
  charges, net.....................          --              --             8.1              --           8.1
Charges for the impairment of long-
  lived assets.....................          --              --            27.9              --          27.9
Write-off of purchased in-process
  research and development.........          --              --           184.3              --         184.3
                                       --------        --------       ---------       ---------     ---------
Operating (loss) income............       (10.6)           (5.1)        4,703.2              --       4,687.5
Net gain on sale of common shares
  of a subsidiary..................          --              --            64.1              --          64.1
Net gain on sale of businesses and
  loss on investments..............          --              --           276.6              --         276.6
Interest expense, net..............       (32.0)         (533.5)           (8.8)             --        (574.3)
Equity in net income of
  subsidiaries.....................     2,890.9         1,618.2              --        (4,509.1)           --
Intercompany dividends, interest
  and fees.........................       (88.3)          568.5          (480.2)             --            --
                                       --------        --------       ---------       ---------     ---------
Income from continuing operations
  before income taxes and minority
  interest.........................     2,760.0         1,648.1         4,554.9        (4,509.1)      4,453.9
Income taxes.......................          --            (0.2)       (1,028.7)         (165.5)     (1,194.4)
Minority interest..................          --              --           (39.1)             --         (39.1)
                                       --------        --------       ---------       ---------     ---------
INCOME FROM CONTINUING
  OPERATIONS.......................     2,760.0         1,647.9         3,487.1        (4,674.6)      3,220.4
Income from discontinued operations
  of Tyco Capital, net of tax......          --              --            71.2              --          71.2
                                       --------        --------       ---------       ---------     ---------
Income before extraordinary items
  and cumulative effect of
  accounting changes...............     2,760.0         1,647.9         3,558.3        (4,674.6)      3,291.6
Extraordinary items, net of tax....          --              --           (13.7)             --         (13.7)
Cumulative effect of accounting
  changes, net of tax..............          --           (29.7)         (653.7)             --        (683.4)
                                       --------        --------       ---------       ---------     ---------
NET INCOME.........................    $2,760.0        $1,618.2       $ 2,890.9       $(4,674.6)    $ 2,594.5
                                       ========        ========       =========       =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 2002
                                ($ IN MILLIONS)

                                                           TYCO            TYCO
                                                       INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                           LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                       -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities
  from continuing operations.........................     $(228.8)       $  (377.0)     $ 4,537.3       $      --     $ 3,931.5
Net cash provided by operating activities from
  discontinued operations............................          --                         1,462.9              --       1,462.9
                                                          -------        ---------      ---------       ---------     ---------
Net cash (used in) provided by operating
  activities.........................................      (228.8)          (377.0)       6,000.2              --       5,394.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net.......        (0.2)              --       (1,411.1)             --      (1,411.3)
Construction in progress--Tyco Global Network........          --               --       (1,062.4)             --      (1,062.4)
Acquisition of businesses, net of cash acquired......          --               --       (2,756.8)             --      (2,756.8)
Cash paid for purchase accounting and
  holdback/earn-out liabilities......................          --               --         (520.8)             --        (520.8)
Net proceeds from investments........................         2.0               --           44.9              --          46.9
Increase in intercompany loans.......................          --         (4,305.2)            --         4,305.2            --
Net decrease (increase) in investment in
  subsidiaries.......................................        61.8               --          (71.8)           10.0            --
Other................................................          --               --         (141.3)             --        (141.3)
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by (used in) investing activities
    from continuing operations.......................        63.6         (4,305.2)      (5,919.3)        4,315.2      (5,845.7)
  Net cash provided by investing activities from
    discontinued operations..........................          --               --        2,684.3              --       2,684.3
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by (used in) investing
    activities.......................................        63.6         (4,305.2)      (3,235.0)        4,315.2      (3,161.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt...............       (10.1)         5,178.1       (1,353.9)             --       3,814.1
Proceeds from sale of common shares for
  acquisitions.......................................       501.4               --         (501.4)             --            --
Proceeds from exercise of options....................        58.3               --          128.0              --         186.3
Dividends paid.......................................       (75.0)              --             --              --         (75.0)
Repurchase of Tyco common shares.....................          --               --         (789.1)             --        (789.1)
Financing from parent................................          --               --        4,305.2        (4,305.2)           --
Repayment of intercompany note payable...............      (295.1)              --          295.1              --            --
Capital contributions................................          --               --           10.0           (10.0)           --
Capital contributions to Tyco Capital................          --               --         (200.0)             --        (200.0)
Other................................................          --               --           (7.4)             --          (7.4)
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by financing activities from
    continuing operations............................       179.5          5,178.1        1,886.5        (4,315.2)      2,928.9
  Net cash used in financing activities from
    discontinued operations..........................          --               --       (2,874.6)             --      (2,874.6)
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by (used in) financing
    activities.......................................       179.5          5,178.1         (988.1)       (4,315.2)         54.3
NET INCREASE IN CASH AND CASH EQUIVALENTS............        14.3            495.9        1,777.1              --       2,287.3
CIT'S CASH AND CASH EQUIVALENTS TRANSFERRED TO
  DISCONTINUED OPERATIONS............................          --               --       (1,272.6)             --      (1,272.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....         1.4             37.0        1,740.8              --       1,779.2
                                                          =======        =========      =========       =========     =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........     $  15.7        $   532.9      $ 2,245.3       $      --     $ 2,793.9
                                                          =======        =========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 2001
                                ($ IN MILLIONS)

                                                        TYCO            TYCO
                                                    INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                        LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                    -------------   -------------   ------------   -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating
  activities from continuing operations...........    $ 1,280.6       $  (668.3)     $ 3,891.9       $      --     $  4,504.2
Net cash used in operating activities from
  discontinued operations.........................           --              --         (144.2)             --         (144.2)
                                                      ---------       ---------      ---------       ---------     ----------
Net cash provided by (used in) operating
  activities......................................      1,280.6          (668.3)       3,747.7              --        4,360.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net....         (0.2)             --       (1,367.3)             --       (1,367.5)
Construction in progress -- Tyco Global Network...           --              --       (1,307.5)             --       (1,307.5)
Acquisition of businesses, net of cash acquired...           --              --       (8,820.7)             --       (8,820.7)
Cash paid for purchase accounting and
  holdback/earn-out liabilities...................           --              --         (540.6)             --         (540.6)
Disposal of businesses, net of cash sold..........           --              --          904.1              --          904.1
Net proceeds from (purchase of) investments.......          5.1              --         (160.4)             --         (155.3)
Decrease (increase) in intercompany loans.........         30.5        (3,676.1)            --         3,645.6             --
Net (increase) decrease in investment in
  subsidiaries....................................     (9,775.6)             --        8,985.0           790.6             --
Other.............................................           --              --         (229.4)             --         (229.4)
                                                      ---------       ---------      ---------       ---------     ----------
  Net cash used in investing activities from
    continuing operations.........................     (9,740.2)       (3,676.1)      (2,536.8)        4,436.2      (11,516.9)
  CIT cash balance acquired.......................           --              --        2,156.4              --        2,156.4
  Net cash provided by investing activities from
    discontinued operations.......................           --              --          816.2              --          816.2
                                                      ---------       ---------      ---------       ---------     ----------
  Net cash (used in) provided by investing
    activities....................................     (9,740.2)       (3,676.1)         435.8         4,436.2       (8,544.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt............      3,374.9         4,352.8       (1,132.2)             --        6,595.5
Proceeds from sale of common shares...............      2,196.6              --             --              --        2,196.6
Proceeds from sale of common shares for
  acquisitions....................................      2,729.5              --       (2,729.5)             --             --
Proceeds from exercise of options.................        197.7              --          283.0              --          480.7
Dividends paid....................................        (65.7)             --             --              --          (65.7)
Repurchase of Tyco common shares..................           --              --       (1,254.3)             --       (1,254.3)
Repurchase of minority shares of subsidiary.......           --              --         (216.4)             --         (216.4)
Financing from parent.............................           --              --        3,645.6        (3,645.6)            --
Capital contributions.............................           --              --          790.6          (790.6)            --
Capital contributions to Tyco Capital.............           --              --         (275.0)             --         (275.0)
Other.............................................           --              --          (12.6)             --          (12.6)
                                                      ---------       ---------      ---------       ---------     ----------
  Net cash provided by (used in) financing
    activities from continuing operations.........      8,433.0         4,352.8         (900.8)       (4,436.2)       7,448.8
  Net cash used in financing activities from
    discontinued operations.......................           --              --       (1,928.2)             --       (1,928.2)
                                                      ---------       ---------      ---------       ---------     ----------
  Net cash provided by (used in) financing
    activities....................................      8,433.0         4,352.8       (2,829.0)       (4,436.2)       5,520.6
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS.....................................        (26.6)            8.4        1,354.5              --        1,336.3
CIT'S CASH AND CASH EQUIVALENTS TRANSFERRED TO
  DISCONTINUED OPERATIONS.........................           --              --         (900.2)             --         (900.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD..........................................         34.2             3.6        1,227.0              --        1,264.8
                                                      =========       =========      =========       =========     ==========
CASH AND CASH EQUIVALENTS AT END OF PERIOD........    $     7.6       $    12.0      $ 1,681.3       $      --     $  1,700.9
                                                      =========       =========      =========       =========     ==========

                            TYCO INTERNATIONAL LTD.

16. SUBSEQUENT EVENTS

    On July 25, 2002, the Board of Directors elected Edward D. Breen, the former President and Chief Operating Officer of Motorola, Inc., as Chairman, President and Chief Executive Officer of the Company.

    On August 1, 2002, Chief Financial Officer, Mark Swartz, announced that he would leave the Company, but would remain in his current position until a successor was found.

    Also on August 1, 2002, General Counsel, Irving Gutin, announced that he would be retiring, but would remain in his current position until a successor was found.

    On August 6, 2002, the Board of Directors elected John A. Krol, the former Chairman and Chief Executive of E.I. du Pont de Nemours & Company, to assume the seat on the Board of Directors vacated by Mark Swartz' resignation from the Board on August 1, 2002.

    Also on August 6, 2002, the Company appointed Eric M. Pillmore, the former Senior Vice President and Secretary of Multilink Technology Corporation, to be Senior Vice President of Corporate Governance, a newly created position.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As described in Note 2 to the Consolidated Financial Statements, CIT
Group Inc. ("CIT"), which comprised the operations of the Tyco Capital business segment, was sold in an initial public offering ("IPO") in July 2002. Consequently, the results of CIT are presented as discontinued operations. References to Tyco refer to its continuing operations, with the exception of the discussions regarding discontinued operations below. The continuing operations of Tyco represent what was referred to as Tyco Industrial in prior filings.

OVERVIEW

    Our results for the quarter and nine months ended June 30, 2002 were adversely affected by softness in demand in the telecommunications and electronics markets, the termination of our previously announced break-up plan, rumors, negative publicity, the resignation of our chief executive officer and the announced investigation being conducted by the Company's outside counsel, all of which affected employees, customers, vendors and investors. These effects are continuing. Subsequent to the end of the third quarter, we announced the hiring of a new chief executive officer, the resignation of our chief financial officer as soon as a replacement is identified, turnover of other corporate executive officers and external and internal investigations.

    Mr. Edward Breen, who was appointed Chief Executive Officer at Tyco in
July 2002, has certified Tyco's Form 10-Q Report for the Third Quarter 2002 in accordance with the requirements of Section 906 of the Sarbanes-Oxley Act 2002.

    Mr. Breen joined the Company subsequent to the end of the Third Quarter 2002. Particularly because Mr. Breen has been employed by the Company for less than three weeks, the Company emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this 10-Q Report. Mr. Breen has not been at Tyco long enough to have conducted an in-depth review of Tyco's accounting. However, Mr. Breen has initiated an in-depth review of Tyco's accounting beginning with fiscal year 1999 and extending into the fourth quarter of the current fiscal year. Additional information on the nature and scope of this review is provided on p. 41.

    Upon assuming his position of Chief Executive Officer, Mr. Breen stated that one of his immediate priorities is to restore the credibility of Tyco with investors and regulators. For that reason, Mr. Breen believes it is important to undertake this in-depth review. Accordingly, Mr. Breen has directed that the law firm of Boies, Schiller & Flexner and the forensic accounting firm of Urbach Kahn & Werlin advisors perform this review, in conjunction with the Company's auditor, Pricewaterhousecoopers LLP ("PwC"). Boies, Schiller & Flexner and Urbach Kahn & Werlin have been performing the previously announced internal investigation of compensation, related-party transactions and other matters that arose with the departure of the prior CEO.

    Management notes that Tyco currently has no reason to believe that there are any material adjustments necessary to the Company's financial results. However, Mr. Breen believes that, in view of recent events at the Company, this in-depth review of accounting practices is important if the Company is to provide further assurance to shareholders and regulators that accounting decisions made at Tyco have been appropriate and consistent with Generally Accepted Accounting Principles. If this internal review were to reveal any material adjustments necessary to the Company's financial results, the Company of course would promptly disclose such adjustments.

    The Division of Corporation Finance of the U.S. Securities and Exchange Commission ("SEC") is performing a full review of Tyco's most recent Form 10-K and subsequent Form 10-Q filings. While the review is still ongoing, to date we have agreed to amend those filings to expand the disclosures throughout the Notes to Consolidated Financial Statements ("Footnotes") and Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A"), and we have agreed to reclassify amounts in the tables related to restructuring liabilities and purchase accounting liabilities. These reclassifications are reflected in this quarterly report on Form 10-Q in Notes 3 and 7 to the Consolidated Financial Statements. As noted above, the SEC Staff review is ongoing and we are in the process of responding to many questions regarding various accounting and disclosure matters. To date the areas of comment include, among others, adequacy of disclosures and explanations in the Footnotes and MD&A, acquisition integration plans and related purchase accounting liabilities, accounting for the purchase of security monitoring contracts and segment data. In addition, during the course of the review, the SEC staff may raise comments with respect to other accounting or disclosure matters. We cannot predict when this review will be completed or the nature of amendments that may be required as a result of this review.

    In addition, the Company's outside counsel Boies, Schiller & Flexner LLP ("Boies") has conducted an investigation reviewing: (1) transactions between the Company and its former Chief Executive Officer, certain other former and current officers of the Company and members of the Board of Directors and (2) the accounting for those and certain other transactions. Based on the Boies firm's completion of the initial phase of its investigation, we expect to file a Form 8-K report by September 15, 2002. As the investigation progresses its scope may be expanded.

    Our strategy and near-term actions focus on enhancing internal growth within existing Tyco businesses. We plan to achieve this goal through new product innovation, increased service and continued geographic expansion. Acquisitions have been an important part of Tyco's growth in recent years. While we will continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced, and, therefore, expect that our growth rate in revenues and earnings from acquisitions will also be reduced as compared to prior periods.

    As evidenced by the restructuring charges recorded during the nine months ended June 30, 2002, we will continue to implement cost-cutting initiatives in order to improve earnings and margins on a prospective basis.

    Information for all periods presented below reflects the grouping of Tyco's businesses into four segments, consisting of Electronics, Fire and Security Services, Healthcare and Specialty Products, and Engineered Products and Services. During the first quarter of fiscal 2002, we changed our internal reporting structure (due to the amalgamation with TyCom which eliminated the publicly held minority interest) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. In addition, during the third quarter of fiscal 2002, a change was made to our internal reporting structure such that the operations of Tyco's flow control businesses and the environmental engineering business (previously reported within the Fire and Security Services segment) and Tyco's electrical and metal products business (previously reported within the Electronics segment) now comprise the Company's new Engineered Products and Services segment. Also in the quarter ended June 30, 2002, Tyco began the execution of a plan to sell its financial services business (Tyco Capital) through an IPO. The historical results of our financial services business are presented as "Discontinued Operations." See "Discontinued Operations of Tyco Capital (CIT Group Inc.)" below for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

    Sales increased 5.1% during the quarter ended June 30, 2002 to $9,123.7 million from $8,680.4 million in the quarter ended June 30, 2001. Tyco had a loss from continuing operations of $84.1 million for the quarter ended June 30, 2002, as compared to income from continuing operations of $1,109.2 million in the quarter ended June 30, 2001. Loss from continuing operations for the quarter ended June 30, 2002 included charges totaling
$955.2 million ($897.7 million after-tax) consisting of the following:
(i) goodwill impairment charges of $513.0 million relating to continuing operations; (ii) impairment charges of $239.4 million related primarily to the impairment of intangible assets associated with a Healthcare business line sold in July 2002 and the impairment of property, plant and equipment associated with the termination of a software development project within the Fire and Security Services segment; (iii) net restructuring and other unusual charges of $182.9 million, of which $2.5 million is included in cost of sales, related primarily to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, to severance associated with consolidating and streamlining operations and an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment and severance and facility-related charges associated with streamlining the business; (iv) a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and (v) a loss on the write-off of investments of $6.5 million. Income from continuing operations for the quarter ended June 30, 2001 included a net charge of $118.8 million ($92.8 million after-tax charge) consisting of the following: (i) a loss on the write-down of investments of $129.9 million; (ii) restructuring and other unusual charges of $50.2 million, of which $7.4 million is included in cost of sales, primarily related to certain Fire and Security Services and Engineered Products and Services businesses; (iii) impairment charges of $2.8 million primarily associated with the closure of certain manufacturing plants; and (iv) an unusual credit of $64.1 million related to the sale of common shares of a subsidiary.

    Sales increased 3.5% during the nine months ended June 30, 2002 to $26,414.8 million from $25,519.2 million in the nine months ended June 30, 2001. Tyco had a loss from continuing operations of $989.4 million in the nine months ended June 30, 2002, as compared to income from continuing operations of $3,220.4 million in the nine months ended June 30, 2001. Loss from continuing operations for the nine months ended June 30, 2002 included charges totaling $4,229.4 million ($4,064.8 million after-tax), consisting of the following:
(i) goodwill impairment charge of $513.0 million relating to continuing operations; (ii) impairment charges of $2,652.2 million primarily related to the write-down of the TGN; (iii) restructuring and other unusual charges of $863.7 million, of which $259.6 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iv) a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and
(v) a loss on the write-off of investments of $187.1 million. Income from continuing operations for the nine months ended June 30, 2001 included a net credit of $41.6 million ($96.9 million after-tax net charge) consisting of the following: (i) restructuring and other unusual charges of $253.7 million, of which $78.8 million is included in cost of sales, related primarily to the closure of certain facilities within the electronics businesses; (ii) a write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt") of $184.3 million; (iii) a loss on the write-down of investments of $133.8 million; (iv) impairment charges of $27.9 million primarily related to the closure of certain facilities within the Electronics and Healthcare businesses; (v) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive; (vi) an unusual credit of $166.8 million related to the settlement of litigation; and
(vii) an unusual credit of $64.1 million related to the sale of common shares of a subsidiary.

    We are currently assessing the potential impact of various proposed legislation, which would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. Tyco's evolution to becoming a Bermuda-based company was a result of the 1997 business combination of Tyco International Ltd., a Massachusetts corporation, and ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's). Currently, Tyco's revenues related to U.S. federal government contracts account for less than 3% of the total sales for the nine months ended June 30, 2002. There is other similar proposed tax legislation which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes.

    Results before impairment, restructuring and other unusual items are commonly used as a basis for measuring operating performance, but they should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles ("GAAP"). For more information on impairment, restructuring and other unusual charges (credits), see Notes 7, 8 and 9 to the Consolidated Financial Statements.

With respect to the internal review of the Company's accounting cited on p. 6, Mr. Breen has directed that the following measures be taken:

    - In conjunction with PwC, the law firm of Boies, Schiller & Flexner and the forensic accounting firm, Urbach Kahn & Werlin Advisors (UKW), will conduct an in-depth review of Tyco's accounting beginning with fiscal year 1999 and extending into the fourth quarter of the current fiscal year including, but not limited to, reviewing Tyco's revenues, profits, cash flow and internal auditing procedures as well as past and present accounting for acquisitions and reserves. UKW has been working with the Boies firm, the Company's outside counsel, in the Company's internal investigation of compensation, related-party transactions and other matters that arose with the departure of the prior CEO.

    - The presidents of Tyco's operating businesses and their financial officers will work with PwC, UKW and the Boies firm in this review. All relevant officers and accounting personnel in the Company have been directed to cooperate in the review.

    - The presidents of Tyco's operating businesses and their financial officers will be informed that they will be required to sign and certify the financial results of their respective operations.

    The Company understands that PwC, UKW, the Boies firm and all the executives and officers of the company will continue to cooperate fully with the Securities and Exchange Commission (SEC) and other authorities.

    The following table reconciles operating income before charges (credits) to net (loss) income for the quarters and nine months ended June 30, 2002 and 2001 ($ in millions):

                                                                 FOR THE QUARTERS      FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,         ENDED JUNE 30,
                                                               --------------------   ---------------------
                                                                 2002        2001       2002        2001
                                                               ---------   --------   ---------   ---------
                                                                   (UNAUDITED)             (UNAUDITED)
NET SALES...................................................   $ 9,123.7   $8,680.4   $26,414.8   $25,519.2
                                                               =========   ========   =========   =========
Operating income before (charges) credits, net(1)...........   $ 1,341.3   $1,875.6   $ 4,408.7   $ 5,385.4
Restructuring and other unusual charges, net................      (182.9)     (50.2)     (863.7)      (86.9)
Charges for the impairment of long-lived assets.............      (239.4)      (2.8)   (2,652.2)      (27.9)
Goodwill impairment.........................................      (513.0)        --      (513.0)         --
Write-off of purchased in-process research and
  development...............................................       (13.4)        --       (13.4)     (184.3)
                                                               ---------   --------   ---------   ---------
OPERATING INCOME AFTER (CHARGES) CREDITS, NET...............       392.6    1,822.6       366.4     5,086.3
Amortization of goodwill....................................          --     (150.4)         --      (398.8)
                                                               ---------   --------   ---------   ---------
Total operating income......................................       392.6    1,672.2       366.4     4,687.5
Net gain on sale of shares of subsidiary....................          --       64.1          --        64.1
Net (loss) on investments and gain on sale of businesses....        (6.5)    (129.9)     (187.1)      276.6
Interest expense, net.......................................      (235.5)    (178.9)     (634.2)     (574.3)
                                                               ---------   --------   ---------   ---------
Income (loss) from continuing operations before income taxes
  and minority interest.....................................       150.6    1,427.5      (454.9)    4,453.9
Income taxes................................................      (234.0)    (303.4)     (533.7)   (1,194.4)
Minority interest...........................................        (0.7)     (14.9)       (0.8)      (39.1)
                                                               ---------   --------   ---------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................       (84.1)   1,109.2      (989.4)    3,220.4
Discontinued operations of Tyco Capital, net of tax.........    (2,235.3)      71.2    (6,293.6)       71.2
                                                               ---------   --------   ---------   ---------
(Loss) income before extraordinary items and cumulative
  effect of accounting changes..............................    (2,319.4)   1,180.4    (7,283.0)    3,291.6
Extraordinary items, net of tax.............................          --       (3.4)       (3.5)      (13.7)
Cumulative effect of accounting changes, net of tax.........          --         --          --      (683.4)
                                                               ---------   --------   ---------   ---------
NET (LOSS) INCOME...........................................   $(2,319.4)  $1,177.0   $(7,286.5)  $ 2,594.5
                                                               =========   ========   =========   =========

------------------------------

(1) This amount is the sum of the operating profits of Tyco's four business segments as set forth in the segment discussion below, less certain corporate expenses in the amount of $70.0 million and $55.2 million for the quarters ended June 30, 2002 and 2001 and $203.8 million and $163.9 million for the nine months ended June 30, 2002 and 2001, respectively, and is before net restructuring and other unusual charges, the write-off of purchased in-process research and development, charges for the impairment of goodwill and long-lived assets, and goodwill amortization. Restructuring and other unusual charges related to inventory in the amount of $2.5 million and $7.4 million for the quarters ended June 30, 2002 and 2001, and $259.6 million and $78.8 million for the nine months ended June 30, 2002 and 2001, respectively, have been deducted as part of cost of sales in the Consolidated Statements of Operations. They have not, however, been deducted as part of cost of sales for the purpose of calculating operating income before certain (charges) credits, net, in this table. These charges are instead included in restructuring and other unusual (charges) credits, net.

    Segment revenues increased $443.3 million, or 5.1%, to $9,123.7 million for the quarter, and increased $895.6 million, or 3.5%, to $26,414.8 million in the nine months ended June 30, 2002, respectively. For the quarter and nine month periods ended June 30, 2002, the increases in revenue at Fire and Security Services, Healthcare and Specialty Products, and Engineered Products and Services in the aggregate were slightly greater than the decrease in revenue in the Electronics segment, resulting in a modest overall increase in revenues. The net increases resulted primarily from acquisitions. Operating income before certain (charges) credits decreased $534.3 million, or 28.5%, to $1,341.3 million in the quarter ended June 30, 2002 and decreased
$976.7 million, or 18.1%, to $4,408.7 million in the nine months ended June 30, 2002.

    Total operating income before charges (credits) as a percentage of revenue was 14.7% and 21.6% in the quarters ended June 30, 2002 and 2001, and 16.7% and 21.1% in the nine months ended June 30, 2002 and 2001, respectively. The decrease in the quarter was due to decreased margins in all four segments, particularly within our Electronics segment. The decrease in the nine months was primarily due to decreased margins in the Electronics segment and, to a lesser extent, in the Fire and Security Services segment. More detailed information by segment is provided further below.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing processes, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies become no longer separately identifiable. Consequently, we do not separately track the post-acquisition financial results of acquired companies. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent less than 3% of the total purchase price for all acquisitions during the nine months ended June 30, 2002. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 3 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

SALES AND OPERATING INCOME (LOSS) AND MARGINS

    The following tables summarize operating results by segment for the quarters ended June 30, 2002 and 2001 ($ in millions):

                                                             FOR THE QUARTER ENDED JUNE 30, 2002(1)
                                             -----------------------------------------------------------------------
                                                                      HEALTHCARE   ENGINEERED
                                                           FIRE AND      AND        PRODUCTS
                                                           SECURITY   SPECIALTY       AND
                                             ELECTRONICS   SERVICES    PRODUCTS     SERVICES    CORPORATE    TOTAL
                                             -----------   --------   ----------   ----------   ---------   --------
Sales......................................    $2,650.7    $2,711.3    $2,526.0     $1,235.7     $   --     $9,123.7
Cost of sales..............................     2,002.3     1,603.5     1,464.3        749.5         --      5,819.6
                                               --------    --------    --------     --------     ------     --------
Gross margin...............................       648.4     1,107.8     1,061.7        486.2         --      3,304.1
Selling, general and administrative
  expenses.................................       310.1       757.5       536.7        288.5       70.0      1,962.8
                                               --------    --------    --------     --------     ------     --------
Operating income before charges............    $  338.3    $  350.3    $  525.0     $  197.7     $(70.0)    $1,341.3
                                               ========    ========    ========     ========     ======     ========

                                                             FOR THE QUARTER ENDED JUNE 30, 2001(1)
                                             -----------------------------------------------------------------------
                                                                      HEALTHCARE   ENGINEERED
                                                           FIRE AND      AND        PRODUCTS
                                                           SECURITY   SPECIALTY       AND
                                             ELECTRONICS   SERVICES    PRODUCTS     SERVICES    CORPORATE    TOTAL
                                             -----------   --------   ----------   ----------   ---------   --------
Sales......................................    $3,462.7    $1,913.3    $2,261.2     $1,043.2     $   --     $8,680.4
Cost of sales..............................     2,311.6     1,090.0     1,330.2        649.0         --      5,380.8
                                               --------    --------    --------     --------     ------     --------
Gross margin...............................     1,151.1       823.3       931.0        394.2         --      3,299.6
Selling, general and administrative
  expenses.................................       289.0       518.1       391.5        170.2       55.2      1,424.0
                                               --------    --------    --------     --------     ------     --------
Operating income before charges............    $  862.1    $  305.2    $  539.5     $  224.0     $(55.2)    $1,875.6
                                               ========    ========    ========     ========     ======     ========

------------------------------

(1) Results are before impairment, restructuring and other unusual charges, net, of $948.7 million, of which $2.5 million is included in cost of sales, for the quarter ended June 30, 2002 and charges of $53.0 million, of which $7.4 million is included in cost of sales, for the quarter ended June 30, 2001, and goodwill amortization.

ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                             -----------------------
                                                               2002           2001
                                                             --------       --------
                                                                   (UNAUDITED)
Sales......................................................  $2,650.7       $3,462.7
                                                             ========       ========
Operating income before charges (credits)..................  $  338.3       $  862.1
Restructuring and other unusual charges....................      (6.9)            --
Restructuring credits......................................       9.4             --
Inventory-related charges..................................      (0.4)            --
Impairment of long-lived assets............................      (5.4)            --
Goodwill impairment........................................    (389.1)            --
                                                             --------       --------
Operating (loss) income after charges (credits)............  $  (54.1)      $  862.1
                                                             ========       ========
Operating margins before charges (credits).................      12.8 %         24.9%
Operating margins after charges (credits)..................      (2.0)%         24.9%

    Sales in the Electronics segment decreased 23.4% in the quarter ended
June 30, 2002 compared with the quarter ended June 30, 2001, as a result of continued softness in demand in the telecommunications, power systems and printed circuit end markets across all geographic regions. The Electronics segment is comprised of the core Tyco Electronics group, as well as Tyco Telecommunications (formerly TyCom). Sales at core Tyco Electronics decreased $350.6 million, or 12.3%, reflecting softness in demand in most end markets. Sales at the segment's Telecommunications business declined $461.4 million, or 76.8%, due to fewer third-party manufacturing contracts and a weak undersea capacity sales market. Excluding the $16.4 million increase from foreign currency fluctuations and the acquisitions of Transpower Technologies in November 2001, Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment decreased an additional 3.7%. Although there has been approximately 6.3% quarterly sequential growth in the Electronics segment, we expect the segment to continue to experience softness in demand as the current downturn in a majority of the segment's end markets continues, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current and preceding quarters' restructuring charges, management has implemented plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The 60.8% decrease in operating income before certain charges (credits) and the decrease in operating margins in the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001 was primarily due to the decrease in revenue, which resulted in lower manufacturing volume and increased per unit costs. To a much lesser extent, the decrease was a result of business distractions. However, this effect on per unit costs was slightly offset by cost reduction initiatives.

    Operating loss and margins after certain charges (credits) for the quarter ended June 30, 2002 include a net restructuring and other unusual credit of $2.1 million. The $2.1 million net credit consists of a restructuring credit of $9.4 million primarily relating to a revision in estimates of the facilities charge recorded during the quarter ended March 31, 2002, partially offset by a restructuring charge of $7.3 million, of which inventory write-downs of $0.4 million are included in cost of sales, primarily for contract cancellation fees and employee severance. The net restructuring and other unusual credit for the quarter is included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. Operating loss and margins after certain charges (credits) for the quarter ended June 30, 2002 also include charges of $5.4 million related to the impairment of property, plant and equipment and an estimated goodwill impairment charge of $389.1 million relating to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" below.

FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                               FOR THE QUARTERS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $2,711.3   $1,913.3
                                                              ========   ========
Operating income before charges (credits)...................  $  350.3   $  305.2
Restructuring and other unusual charges.....................     (51.1)     (20.2)
Restructuring credits.......................................       4.1         --
Inventory-related charges...................................        --       (5.0)
Write-off of purchased in-process research and
  development...............................................     (13.4)        --
Impairment of long-lived assets.............................    (105.1)      (2.8)
                                                              --------   --------
Operating income after charges (credits)....................  $  184.8   $  277.2
                                                              ========   ========
Operating margins before charges (credits)..................      12.9%      16.0%
Operating margins after charges (credits)...................       6.8%      14.5%

    Sales in the Fire and Security Services segment increased 41.7% in the quarter ended June 30, 2002 over the quarter ended June 30, 2001 primarily as a result of higher sales volume and increased service revenue within the U.S. security business and worldwide fire protection business. This increase in service revenue was due to growth within the ADT U.S. customer base as a direct result of our worldwide dealer program (security monitoring contracts purchased from authorized dealers), acquisitions and a strong performance from our internal sales force. Significant acquisitions included Scott
Technologies, Inc. ("Scott") in May 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("Security Link") and Sentry S.A. in July 2001, Edison Select in August 2001, SBC/Smith Alarm Systems ("Smith Alarm") in October 2001, and DSC Group and Sensormatic in
November 2001. Excluding the $22.2 million increase from foreign currency fluctuations, our dealer program, the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment were flat compared to the prior year quarter. There has been approximately 5.5% sequential quarterly growth in revenues for the segment due to increased revenue at fire protection, slightly offset by a sequential decline in the U.S. security business. The U.S. security business has experienced a sequential quarter to quarter decline in revenues following a temporary surge in activity in the months immediately after September 11th. This surge in demand has started to slow down in the third quarter.

    The 14.8% increase in operating income before certain charges (credits) in the quarter ended June 30, 2002 over the quarter ended June 30, 2001 was due to increased revenues as a result of acquisitions. The decrease in operating margins before certain charges (credits) for the segment was primarily a result of increased amortization expense, decreased margins at fire protection in Asia and Australia, lower profitability in the international security businesses as a result of more difficult commercial markets, and, to a lesser extent, business distractions. During the current quarter, we received an appraisal of the fair value of certain intangible assets at Sensormatic, acquired in November 2001, which caused us to transfer approximately $559.0 million from goodwill to intangible assets. This resulted in a cumulative catch-up adjustment to amortization expense of approximately $20.8 million, which is included in selling, general and administrative expenses.

    Operating income and margins after certain charges (credits) for the quarter ended June 30, 2002 reflect a net restructuring and other unusual charge of $47.0 million. The $47.0 million net restructuring and other unusual charge consists of charges of $51.1 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, somewhat offset by a restructuring credit of $4.1 million. The net restructuring and other unusual charge for the quarter is included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. Also included within operating income for the quarter ended June 30, 2002 is a charge of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic and a charge of $105.1 million for the impairment of property, plant and equipment resulting from the termination of a software development project. Operating income and margins for the quarter ended June 30, 2001 include restructuring charges of $25.2 million, of which inventory write-downs of $5.0 million are included in cost of sales, and charges of $2.8 million for the impairment of property, plant and equipment primarily related to the closure of existing facilities that had become redundant due to acquisitions.

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                           FOR THE QUARTERS
                                                            ENDED JUNE 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                              (UNAUDITED)
Sales.................................................  $2,526.0       $2,261.2
                                                        ========       ========
Operating income before charges.......................  $  525.0       $  539.5
Restructuring and other unusual charges...............     (33.3)            --
Inventory-related charges.............................      (1.3)            --
Impairment of long-lived assets.......................    (127.8)            --
                                                        --------       --------
Operating income after charges........................  $  362.6       $  539.5
                                                        ========       ========
Operating margins before charges......................      20.8%          23.9%
Operating margins after charges.......................      14.4%          23.9%

    Sales for the Healthcare and Specialty Products segment increased 11.7% in the quarter ended June 30, 2002 over the quarter ended June 30, 2001 primarily as a result of acquisitions, which increased volume in our domestic healthcare business. The Healthcare and Specialty Products segment is comprised of Tyco Healthcare and Tyco Plastics and Adhesives. Sales at Tyco Healthcare increased $236.5 million or 13.1%, reflecting increased sales volume resulting from acquisitions and, to a lesser extent, due to the introduction of new products at U.S. Surgical. However, the increase resulting from the launch of new products was offset by reduced sales of ultrasound and surgical cables (which we expect to continue), the strategic exiting of the diaper business in Canada and reduced sales of sanitary products. Sales at Tyco Plastics and Adhesives increased 6.2% over the prior year quarter due to the effect of acquisitions. The Plastics business has been negatively impacted by the general weakness in certain of the markets it serves, such as adhesives and hangers. Excluding the $9.1 million increase from foreign currency exchange fluctuations and the acquisitions of Linq Industrial Fabrics, Inc. ("Linq") in December 2001, Paragon Trade Brands ("Paragon") in January 2002, and all other acquisitions with a purchase price of $10 million or more pro forma sales (calculated in the manner described above in "Overview") for the Healthcare and Specialty Products segment remained flat as compared to the same quarter last year. Segment revenues increased approximately 3% over the last sequential quarter, primarily due to sales at Tyco Healthcare's international business, the domestic healthcare business and Mallinckrodt. Sales of medical and imaging product lines increased, particularly in Japan, as did imaging, nuclear medicine, pharmaceutical, and respiratory products at Mallinckrodt.

    The 2.7% decrease in operating income and decrease in margins before certain charges in the quarter ended June 30, 2002 compared to the quarter ended
June 30, 2001 was due primarily to a shift in the product mix, higher selling expenses in certain areas, foreign currency exchange, and unfavorable purchase price variances, which were partially offset by the benefits of ongoing cost reductions and lower raw material prices. The introduction of new product lines, along with cost cutting initiatives implemented during the year, should allow for prospective revenue growth and margin improvements.

    Operating income and margins after certain charges for the quarter ended June 30, 2002 reflect restructuring and other unusual charges of $33.3 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations. Also included are charges of $1.3 million related to the write-up of inventory under purchase accounting, which is included in cost of sales. The restructuring and other unusual charges for the quarter are included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. In addition, operating income and margins after certain charges for the quarter ended June 30, 2002 include a charge for the write-off of long-lived assets of $127.8 million primarily related to the write-off of intangible assets associated with a business line sold in July 2002.

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                           FOR THE QUARTERS
                                                            ENDED JUNE 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                              (UNAUDITED)
Sales.................................................  $1,235.7       $1,043.2
                                                        ========       ========
Operating income before charges.......................  $  197.7       $  224.0
Restructuring and other unusual charges...............     (13.4)         (22.6)
Inventory-related charges.............................      (0.8)          (2.4)
Impairment of long-lived assets.......................      (1.1)            --
Goodwill impairment...................................    (123.9)            --
                                                        --------       --------
Operating income after charges........................  $   58.5       $  199.0
                                                        ========       ========
Operating margins before charges......................      16.0%          21.5%
Operating margins after charges.......................       4.7%          19.1%

    Sales for the Engineered Products and Services segment increased 18.5% in the quarter ended June 30, 2002 over the quarter ended June 30, 2001, primarily as a result of the integration of acquisitions and, to a lesser extent, due to higher volume at Tyco Valves and Controls ("TV&C") and an increase in projects at Tyco Infrastructure. Increased sales at TV&C were largely due to higher demand for industrial valve products and thermal control products, although product pricing on these valve and control products remains at very competitive levels. Growth in Tyco Infrastructure's business over the same quarter last year was primarily due to revenues from several large water and wastewater projects. Acquisitions included IMI Bailey Birkett ("IMI") in June 2001, Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems in February 2002. Excluding the $8.5 million increase from foreign currency exchange fluctuations, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment increased 2.4% over the same quarter of the prior year. Sales for the segment increased approximately 7% over the last sequential quarter primarily due to increased volume at TV&C and at Tyco Electrical and Metal Products ("TEMP") and an increase in project revenue at Tyco Infrastructure. TEMP's sales increased due to the acquisition of Century Tube and increased sales prices as a result of higher raw material costs, slightly offset by a continued softness in demand within the automotive and mechanical industries.

    The 11.7% decrease in operating income and the decrease in margins before certain charges in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was due primarily to the impact of decreased royalty and licensing fee income from divested businesses, lower margins at TEMP, and business distractions. Although sales prices increased at TEMP, margins remained flat due to the higher raw material costs noted above. Slightly offsetting the overall decrease in margins was an increase in operating income and margins at TV&C. Despite increased pricing pressures, TV&C has maintained margins as a result of cost control measures, which were implemented earlier in the year. Although market weakness and competitive pricing pressures exist in certain of the segment's markets, cost control initiatives should enable the business to achieve margin improvements going forward.

    Operating income and margins after certain charges for the quarter ended June 30, 2002 reflect restructuring and other unusual charges of $14.2 million, of which inventory write-downs of $0.8 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business. The restructuring and other unusual charges for the quarter are included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. Operating income also includes charges of $1.1 million for the impairment of property, plant and equipment related to the facility closures. Also included is an estimated goodwill impairment charge of $123.9 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" below. Operating income and margins after charges for the quarter ended June 30, 2001 includes restructuring and other unusual charges of $25.0 million, of which $2.4 million is included in cost of sales, primarily related to a non-recurring charge for warranty reserves and to the closure of facilities.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was an increase in sales of approximately $56.2 million and a decrease in operating income of approximately $2.8 million.

CORPORATE EXPENSES

    Corporate expenses were $70.0 million (excluding unusual charges of $89.2 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees) in the quarter ended June 30, 2002 as compared to $55.2 million in the quarter ended June 30, 2001. The increase in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 was due to increased insurance costs, legal fees and other costs associated with the business disruptions that began during the second quarter of fiscal 2002.

INTEREST EXPENSE, NET

    Net interest expense was $235.5 million in the quarter ended June 30, 2002, as compared to $178.9 million in the quarter ended June 30, 2001. The increase is primarily the result of higher average debt balances during the quarter ended June 30, 2002. Although market interest rates have decreased from the prior year, our average interest rate for the quarter was flat as compared to the same quarter last year. This is due to the drawdown of our bank credit facilities, which replaced our commercial paper program, and the downgrades to our credit rating, both of which negatively impacted our average rate. We expect our net interest expense to increase for our fourth fiscal quarter, due to an increase in our average interest rate partially offset by the expected repayment of debt during the quarter.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of impairment, restructuring and other unusual charges and loss on the write-off of investments, was 26.4% during the quarter ended June 30, 2002, as compared to 21.3% in the quarter ended June 30, 2001. The increase in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with lower income tax rates.

EXTRAORDINARY ITEMS

    In the quarter ended June 30, 2001, Tyco repurchased some high interest rate debt of acquired companies prior to their scheduled maturities. As a result, during the quarter ended June 30, 2001, we recorded extraordinary items totaling $3.4 million, net of tax, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

REVENUE AND OPERATING (LOSS) INCOME AND MARGINS

    The following tables summarize operating results for the nine months ended June 30, 2002 and 2001 ($ in millions):

                                                              FOR THE NINE MONTHS ENDED JUNE 30, 2002(1)
                                               ------------------------------------------------------------------------
                                                                        HEALTHCARE   ENGINEERED
                                                             FIRE AND      AND        PRODUCTS
                                                             SECURITY   SPECIALTY       AND
                                               ELECTRONICS   SERVICES    PRODUCTS     SERVICES    CORPORATE     TOTAL
                                               -----------   --------    --------     --------    ---------     -----
Sales........................................    $7,961.9    $7,761.1    $7,182.2     $3,509.6     $    --    $26,414.8
Cost of sales................................     5,719.0     4,433.4     4,138.8      2,181.0          --     16,472.2
                                                 --------    --------    --------     --------     -------    ---------
Gross margin.................................     2,242.9     3,327.7     3,043.4      1,328.6          --      9,942.6
Selling, general and administrative
  expenses...................................       954.4     2,138.0     1,455.8        781.9       203.8      5,533.9
                                                 --------    --------    --------     --------     -------    ---------
Operating income before charges..............    $1,288.5    $1,189.7    $1,587.6     $  546.7     $(203.8)   $ 4,408.7
                                                 ========    ========    ========     ========     =======    =========

                                                              FOR THE NINE MONTHS ENDED JUNE 30, 2001(2)
                                               ------------------------------------------------------------------------
                                                                        HEALTHCARE   ENGINEERED
                                                             FIRE AND      AND        PRODUCTS
                                                             SECURITY   SPECIALTY       AND
                                               ELECTRONICS   SERVICES    PRODUCTS     SERVICES    CORPORATE     TOTAL
                                               -----------   --------    --------     --------    ---------     -----
Sales........................................   $10,787.7    $5,200.6    $6,476.7     $3,054.2     $    --    $25,519.2
Cost of sales................................     7,085.7     2,987.8     3,813.2      1,911.6          --     15,798.3
                                                ---------    --------    --------     --------     -------    ---------
Gross margin.................................     3,702.0     2,212.8     2,663.5      1,142.6          --      9,720.9
Selling, general and administrative
  expenses...................................     1,021.3     1,392.1     1,209.5        548.7       163.9      4,335.5
                                                ---------    --------    --------     --------     -------    ---------
Operating income before charges..............   $ 2,680.7    $  820.7    $1,454.0     $  593.9     $(163.9)   $ 5,385.4
                                                =========    ========    ========     ========     =======    =========

------------------------------

(1) Results for the nine months ended June 30, 2002 are before restructuring and other unusual charges of $863.7 million, of which $259.6 million is in cost of sales; charges for the impairment of long-lived assets of $2,652.2 million; charges for goodwill impairment of $513.0 million; and the write-off of purchased in-process research and development of $13.4 million.

(2) Results for the nine months ended June 30, 2001 are before net restructuring and other unusual charges of $86.9 million, of which
    $78.8 million is in cost of sales; charges for the impairment of long-lived assets of $27.9 million; and write-off of purchased in-process research and development of $184.3 million.

ELECTRONICS

    The following table sets forth sales and operating (loss) income and margins for the Electronics segment ($ in millions):

                                                                 FOR THE NINE MONTHS
                                                                   ENDED JUNE 30,
                                                              -------------------------
                                                                2002            2001
                                                              ---------       ---------
                                                                     (UNAUDITED)
Sales.......................................................  $7,961.9        $10,787.7
                                                              =========       =========
Operating income before charges (credits)...................  $1,288.5        $ 2,680.7
Restructuring and other unusual charges.....................    (380.9)           (89.4)
Restructuring credits.......................................       9.4               --
Inventory-related charges...................................    (237.9)           (41.7)
Impairment of long-lived assets.............................  (2,412.5)           (14.1)
Goodwill impairment.........................................    (389.1)              --
                                                              ---------       ---------
Operating (loss) income after charges (credits).............  $(2,122.5)      $ 2,535.5
                                                              =========       =========
Operating margins before charges (credits)..................      16.2 %           24.8%
Operating margins after charges (credits)...................     (26.7)%           23.5%

    Sales for the Electronics segment decreased 26.2% in the nine months ended June 30, 2002 compared with the nine months ended June 30, 2001, as a result of continued softness in demand in the telecommunications, power systems and printed circuit end markets across all geographic regions. The Electronics segment is comprised of the core Tyco Electronics group, as well as Tyco Telecommunications. Sales at core Tyco Electronics decreased $1,842.8 million, or 20.3%, reflecting softness in demand in certain end markets. Sales at the segment's Telecommunications business declined $983.0 million, or 58.2%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the $75.7 million decrease from foreign currency fluctuations and the acquisitions of CIGI Investment Group, Inc. in October 2000, Lucent Technologies' Power Systems business in December 2000, Transpower Technologies in November 2001, CII in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment decreased an additional 7.1%. We expect our Electronics segment to continue to experience softness in demand during the current downturn in these end markets, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current period's restructuring charges, management has begun to implement plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The 51.9% decrease in operating income before certain charges (credits) and the decrease in operating margins in the nine months ended June 30, 2002 compared with the nine months ended June 30, 2001 was primarily due to the decrease in revenue, which resulted in lower manufacturing volume and increased per unit costs. However, per unit costs were slightly offset by cost reduction initiatives. Results for the current year period also include the continuing effect of the business distractions that began during the second quarter.

    Operating loss and margins after charges (credits) for the nine months ended June 30, 2002 include net restructuring and other unusual charge of $609.4 million. The $609.4 million net charge consists of charges totaling $618.8 million, of which inventory write-downs of $237.9 million are included in cost of sales, primarily related to the facility closures slightly offset by a restructuring credit of $9.4 million primarily relating to a revision in estimates of the facilities charge recorded during the quarter ended March 31, 2002. Also included within operating loss and margins after certain charges (credits) for the nine months ended June 30, 2002 are charges of $2,412.5 million for the impairment of property, plant and equipment, primarily related to the TGN, and goodwill impairment charges of $389.1 million related to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" above. Operating income and margins after charges for the nine months ended June 30, 2001 include restructuring and other unusual charges of $131.1 million, of which inventory write-downs of $41.7 million are included in cost of sales, primarily related to severance associated with the closure of facilities. Also included is a charge of $14.0 million related to the write-up of inventory under purchase accounting, which is included in cost of sales, and charges for the impairment of property, plant and equipment of $14.1 million associated with the facility closures.

    As a result of the charges recorded within the Electronics segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately
$354.7 million on an annualized basis, of which $259.6 million relates to cost of sales, $6.2 million to depreciation expense and $88.9 million to other selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the nine months ended June 30, 2002 related to the Electronics segment:

                                                               FACILITIES-   INVENTORY-
                                                   SEVERANCE     RELATED      RELATED       OTHER       TOTAL
                                                   ---------   -----------   ----------   ----------   --------
Fiscal 2002 charges..............................   $117.6       $ 263.3       $ 237.9    $      --    $ 618.8

Fiscal 2002 reversals............................     (1.4)         (8.0)           --           --       (9.4)

Fiscal 2002 utilization..........................    (51.7)       (110.1)       (237.9)          --     (399.7)
                                                    ------       -------       -------    ----------   -------

Balance at June 30, 2002.........................   $ 64.5       $ 145.2       $    --    $      --    $ 209.7
                                                    ======       =======       =======    ==========   =======

FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $7,761.1   $5,200.6
                                                              ========   ========
Operating income before charges (credits)...................  $1,189.7   $  820.7
Restructuring and other unusual charges.....................     (73.2)     (32.1)
Restructuring credits.......................................       4.1         --
Inventory-related charges...................................     (13.8)      (5.0)
Write-off of purchased in-process research and
  development...............................................     (13.4)        --
Impairment of long-lived assets.............................    (105.1)      (2.8)
                                                              --------   --------
Operating income after charges (credits)....................  $  988.3   $  780.8
                                                              ========   ========
Operating margins before charges (credits)..................      15.3%      15.8%
Operating margins after charges (credits)...................      12.7%      15.0%

    Sales for the Fire and Security Services segment increased 49.2% in the nine months ended June 30, 2002 over the nine months ended June 30, 2001, primarily as a result of higher sales volume and increased service revenue in the worldwide security business and, to a lesser extent, our worldwide fire protection business. The increase in sales was mostly due to acquisitions and a higher volume of recurring service revenues from our worldwide security business and increased sales of fire safety and video surveillance products and access control systems. Sales for the nine months ended June 30, 2002 include the effect of the heightened level of security concerns that followed September 11th, which temporarily increased the demand for security-related products. Significant acquisitions included Simplex Time Recorder Co. in January 2001, Scott in May 2001, Security Link and Sentry S.A. in July 2001, Edison Select in August 2001, Smith Alarm in October 2001, and DSC Group and Sensormatic in November 2001. Excluding the $50.0 million decrease from foreign currency fluctuations, our dealer program, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment increased an estimated 3.4%. We expect that the continued awareness of the need for fire and security products should offset any general market softness experienced by the segment.

    The 45.0% increase in operating income before certain charges (credits) in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 was primarily due to acquisitions and, to a lesser extent, due to increased service volume in our worldwide security and fire protection business. Operating margins before certain charges (credits) slightly decreased primarily due to lower margins on newly acquired businesses, pricing pressures in the international security business, and increased amortization expense. Results for the current year period also include the continuing effect of the business distractions that began during the second quarter.

    Operating income and margins after certain charges (credits) in the nine months ended June 30, 2002 include a net restructuring and other unusual charge of $82.9 million. The net $82.9 million charge consists of charges of $87.0 million, of which $13.8 million related to the write-up of inventory under purchase accounting are included in cost of sales, primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, slightly offset by a credit of $4.1 million relating to fiscal 2001 charges. Also included within operating income and margins after certain charges (credits) for the nine months ended June 30, 2002 is a charge of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic and a charge of $105.1 million for the impairment of property, plant and equipment resulting from the termination of a software development project. Operating income and margins after charges for the nine months ended June 30, 2001 include restructuring and other unusual charges of $37.1 million, of which inventory write-downs of $5.0 million are included in cost of sales, primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and an environmental remediation project. Also included are charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the facility closures.

    As a result of the charges recorded within the Fire and Security segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $82.2 million on an annualized basis, $12.2 million of which relates to depreciation and $70.0 million to other selling, general and administrative expenses. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other non-recurring charges recorded during the nine months ended June 30, 2002 related to the Fire and Security Services segment:

                                                             FACILITIES-   INVENTORY-
                                                 SEVERANCE     RELATED      RELATED      OTHER      TOTAL
                                                 ---------   -----------   ----------   --------   --------
Fiscal 2002 charges............................   $ 31.4        $ 8.4        $ 13.8      $33.4      $ 87.0
Fiscal 2002 reversals..........................     (0.3)        (3.0)           --       (0.8)       (4.1)
Fiscal 2002 utilization........................    (13.7)        (0.1)        (13.8)      (1.1)      (28.7)
                                                  ------        -----        ------      -----      ------
Balance at June 30, 2002.......................   $ 17.4        $ 5.3        $   --      $31.5      $ 54.2
                                                  ======        =====        ======      =====      ======

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $7,182.2   $6,476.7
                                                              ========   ========
Operating income before charges.............................  $1,587.6   $1,454.0
Restructuring and other unusual charges.....................     (42.0)      (4.8)
Inventory-related charge....................................      (1.3)     (29.2)
Write-off of purchased research and development.............        --     (184.3)
Impairment of long-lived assets.............................    (127.8)      (9.6)
                                                              --------   --------
Operating income after charges..............................  $1,416.5   $1,226.1
                                                              ========   ========
Operating margins before charges............................      22.1%      22.4%
Operating margins after charges.............................      19.7%      18.9%

    Sales for the Healthcare and Specialty Products segment increased 10.9% in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 as a result of the integration of acquisitions and, to a lesser extent, increased sales at our domestic healthcare business. The Healthcare and Specialty Products segment is comprised of Tyco Healthcare and Tyco Plastics and Adhesives. Tyco Healthcare's sales increased $573.1 million or 11% reflecting increased sales volume resulting from acquisitions in both our U.S. and international healthcare businesses. Sales at Tyco Plastics and Adhesives increased $142.3 million or 11.3% over the prior year quarter due to the effect of acquisitions. In addition, sales for the nine months ended June 30, 2001 included $9.9 million related to our ADT Automotive business which was sold in October 2000. Excluding the $42.1 million decrease from foreign currency exchange fluctuations and the acquisitions of Mallinckrodt in October 2000, InnerDyne, Inc. in December 2000, Linq in December 2001, Paragon in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment were flat compared with the nine month period of the prior year.

    The 9.2% increase in operating income before certain charges in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was due primarily to the acquisitions listed above, and operating efficiencies realized from cost reductions at Mallinckrodt, partially offset by decreased margins as a result of unfavorable manufacturing variances at Tyco Healthcare, and decreased margins at Plastics and Adhesives as a result of volume shortfalls and unfavorable manufacturing variances. The slight decrease in operating margins before certain charges was due primarily to a shift in the product mix, higher selling prices in certain areas and unfavorable manufacturing variances.

    Operating income and margins after certain charges for the nine months ended June 30, 2002 reflect restructuring and other unusual charges of $43.3 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations, and to a lesser extent, the write-off of legal fees and other deal costs associated with acquisitions that were not completed. Included within the charges of $43.3 million are charges of $1.3 million related to the write-up of inventory under purchase accounting, which are included in cost of sales. Operating income and margins after certain charges for the nine months ended June 30, 2002 also include a charge for the write-off of long-lived assets of $127.8 million primarily related to the write-off of intangible assets associated with a business line sold in July 2002.

    Operating income and margins after certain charges for the nine months ended June 30, 2001 include restructuring and other unusual charges of $34.0 million, of which a charge of $25.0 million for the write-up of inventory under purchase accounting and inventory write-downs of $4.2 million, are included in cost of sales. Operating income and margins after certain charges for the nine months ended June 30, 2001 also include a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges for the impairment of property, plant and equipment of $9.6 million primarily related to the closure of the manufacturing plants. As a result of the charges recorded within the Healthcare and Specialty Products segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $32.7 million on an annualized basis, of which $12.0 million relates to amortization, $0.2 million to depreciation and $20.5 million to other selling, general and administrative expenses. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the nine months ended June 30, 2002 related to the Healthcare and Specialty Products segment:

                                                       FACILITIES-   INVENTORY-
                                           SEVERANCE     RELATED      RELATED      OTHER      TOTAL
                                           ---------   -----------   ----------   --------   --------
Fiscal 2002 charges......................    $17.6        $14.1         $1.3       $10.3      $ 43.3
Fiscal 2002 utilization..................     (5.2)          --         (1.3)       (8.3)      (14.8)
                                             -----        -----         ----       -----      ------
Balance at June 30, 2002.................    $12.4        $14.1         $ --       $ 2.0      $ 28.5
                                             =====        =====         ====       =====      ======

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $3,509.6   $3,054.2
                                                              ========   ========
Operating income before charges.............................  $  546.7   $  593.9
Restructuring and other unusual charges.....................     (32.3)     (45.2)
Inventory-related charge....................................      (6.6)      (2.9)
Impairment of long-lived assets.............................      (6.8)      (1.4)
Goodwill impairment.........................................    (123.9)        --
                                                              --------   --------
Operating income after charges..............................  $  377.1   $  544.4
                                                              ========   ========
Operating margins before charges............................      15.6%      19.4%
Operating margins after charges.............................      10.7%      17.8%

    The 14.9% increase in sales in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 was primarily the result of the integration of acquisitions and increased revenue at TV&C and Tyco Infrastructure. The increase at TV&C was due to increased demand of industrial valve and control products, as well as thermal control products, while the increase at Tyco Infrastructure was due to several large water and wastewater projects. Acquisitions included Pyrotenax in March 2001, IMI in June 2001, Century in October 2001, Water & Power in November 2001, and Clean Air Systems in February 2002. Excluding the $31.9 million decrease from foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment were flat compared with the nine month period of the prior year.

    The 7.9% decrease in operating income and the decrease in operating margins before certain charges in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 was primarily due to the impact of lower margins at TEMP, decreased royalty and licensing fee income from divested businesses and reduced market activity due to continued softness in demand and worldwide competitive pressures. This overall decrease was slightly offset by increased margins at Tyco Flow Control, due to the effect of acquisitions. Results for the current year period also include the continuing effect of the business distractions that began during the second quarter.

    Operating income and margins after certain charges for the nine months ended June 30, 2002 reflect restructuring and other unusual charges of $38.9 million, of which inventory write-downs of $6.6 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business and charges of $6.8 million for the impairment of property, plant and equipment associated with the closure of facilities. Also included are goodwill impairment charges of $123.9 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" above. Operating income and margins after charges for the nine months ended June 30, 2001 include restructuring and other unusual charges of $48.1 million, of which inventory write-downs of $2.9 million are included in cost of sales, and charges for the impairment of property, plant and equipment of $1.4 million, primarily related to the closure of facilities.

    As a result of the charges recorded within the Engineered Products and Services segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $29.0 million on an annualized basis, of which $24.2 million relates to cost of sales and $4.8 million to selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the nine months ended June 30, 2002 related to the Engineered Products and Services segment:

                                                       FACILITIES-   INVENTORY-
                                           SEVERANCE     RELATED      RELATED      OTHER      TOTAL
                                           ---------   -----------   ----------   --------   --------
Fiscal 2002 charges......................   $ 24.7        $ 3.3         $ 6.6      $ 4.3      $ 38.9
Fiscal 2002 utilization..................    (13.7)        (1.8)         (6.6)      (4.0)      (26.1)
                                            ------        -----         -----      -----      ------
Balance at June 30, 2002.................   $ 11.0        $ 1.5         $  --      $ 0.3      $ 12.8
                                            ======        =====         =====      =====      ======

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was a decrease in sales of approximately $199.7 million and a decrease in operating income of approximately $63.2 million.

CORPORATE EXPENSES

    Corporate expenses were $203.8 million (excluding an unusual charge of $89.2 million, of which $76.0 million relates to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and $13.2 million related to severance associated with corporate employees) in the nine months ended
June 30, 2002 as compared to $163.9 million (excluding an unusual net credit of $163.4 million primarily for the settlement of litigation) in the nine months ended June 30, 2001. The increase in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 was due to increased insurance costs, legal fees and other costs associated with the business disruptions that began during the second quarter of fiscal 2002.

INTEREST EXPENSE, NET

    Net interest expense was $634.2 million in the nine months ended June 30, 2002, as compared to $574.3 million in the nine months ended June 30, 2001. The increase is primarily the result of higher average debt balances during the nine months ended June 30, 2002, slightly offset by a lower average interest rate. Interest on our variable-rate term debt declined due to a decline in market interest rates; however, this decline was offset by an increase in the spreads over market rates at which we were able to borrow due to the credit downgrades that began in February 2002.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, restructuring and other unusual charges, charges for the impairment of long-lived assets and net loss on investments and gain on the sale of businesses, was 18.5% during the nine months ended June 30, 2002, as compared to 23.9% in the nine months ended June 30, 2001. The decrease in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with higher income tax rates and due to goodwill (which was not deductible for tax purposes) no longer being amortized.

EXTRAORDINARY ITEMS

    Tyco has repurchased some high interest rate debt of acquired companies prior to their scheduled maturities. In the nine months ended June 30, 2002, the Company recorded extraordinary items totaling $3.5 million, net of tax, as compared to $13.7 million, net of tax, in the nine months ended June 30, 2001, which represents the excess of payments made to debtholders over the recorded book value of the debt repurchased.

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

ACCOUNTING POLICIES

    The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

    Investments--Investments for which Tyco does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Investments are recorded at the lower of cost or net realizable value. We write down investments to net realizable value when the loss is deemed to be other than temporary. Management uses judgment in determining when an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Since judgment is involved in determining when a loss is other than temporary, there is risk that the carrying value of our investments may be overstated or understated.

    Long-Lived Assets--Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and the TGN, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We carry long-lived assets at the lower of cost or net realizable value. Since judgment is involved in determining the net realizable value of long-lived assets, there is risk that the carrying value of our long-lived assets may be overstated or understated. We wrote-off a significant portion of Construction in progress--TGN and the entire amount placed in service as of March 31, 2002, and management continues to monitor developments in the fiberoptic capacity markets. It is possible that the assumptions underlying the impairment analysis will change in such a manner that a further impairment in value may occur in the foreseeable future.

    Goodwill--Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," for all of Tyco and its subsidiaries.

    Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgement in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. However, during the quarter ended
March 31, 2002, circumstances developed that indicated a potential impairment in the value of goodwill with respect to Tyco Telecommunications, a reporting unit within the Electronics segment, and our Tyco Capital segment. An updated valuation was completed as of March 31, 2002 for Tyco Telecommunications, which resulted in no impairment of goodwill at that date. For additional information regarding the impairment of goodwill relating to Tyco Capital, see "Discontinued Operations of Tyco Capital (CIT Group Inc.)" below.

    During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to our reporting units. We experienced disruptions to our business surrounding the termination of our previously announced break-up plan, the resignation of our chief executive officer, further downgrades in our credit ratings and an additional decline in our market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at our corporate offices and negative publicity, as evidenced by the decline in our total market capitalization. This resulted in an estimated goodwill impairment on continuing operations of $513.0 million, $389.1 million relating to Tyco Telecommunications and $123.9 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment.

    SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires that we estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of June 30, 2002. We expect to complete this analysis in the quarter ending September 30, 2002 for Tyco Telecommunications and Tyco Infrastructure to determine if any adjustments to the estimated goodwill impairment charges recorded are necessary.

    Further disruptions to our business such as vendor credit constraints, continued downgrades in our credit ratings, and additional market capitalization declines may result in our having to perform another SFAS 142 first step valuation analysis for all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments.

    Revenue Recognition--Contract sales for the installation of fire protection systems, underwater cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenues and profits for the period may be overstated or understated.

DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On April 25, 2002 the Company announced its plan to divest CIT potentially through an IPO of all of CIT's outstanding shares. In June 2002, management and the Company's Board of Directors approved the sale of common shares of CIT in an IPO establishing a measurement date for discontinued operations. Accordingly, the results of CIT are presented as discontinued operations for all periods. Prior year amounts include CIT's operating results after June 1, 2001, the date of its acquisition by Tyco. The sale of 100% of CIT's common shares through an IPO was completed on July 8, 2002.

    The following table presents summary balance sheet information for the discontinued operations of Tyco Capital at June 30, 2002 and September 30, 2001 ($ in millions):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
Cash........................................................  $ 2,080.6     $   808.0
Finance receivables, net....................................   27,116.5      31,386.5
Property, plant and equipment (including equipment leased to
  others), net..............................................    6,781.9       6,503.6
Goodwill, net...............................................      258.0       6,547.5
Other assets................................................    4,973.3       5,844.5
                                                              ---------     ---------
  Total assets..............................................  $41,210.3     $51,090.1
                                                              =========     =========
Loans payable and current maturities of long-term debt......  $10,096.9     $17,050.6
Accrued expenses and other liabilities......................    3,941.2       4,534.4
Long-term debt..............................................   22,526.2      18,647.1
                                                              ---------     ---------
  Total liabilities.........................................   36,564.3      40,232.1
Mandatorily redeemable preferred securities.................      258.1         260.0
  Total shareholder's equity................................    4,387.9      10,598.0
                                                              ---------     ---------
  Total liabilities and shareholder's equity................  $41,210.3     $51,090.1
                                                              =========     =========

    Operating results from the discontinued operations of Tyco Capital were as follows ($ in millions):

                                                                           FOR THE NINE    FOR THE PERIOD
                                                              FOR THE         MONTHS           JUNE 2
                                                           QUARTER ENDED       ENDED          THROUGH
                                                           JUNE 30, 2002   JUNE 30, 2002   JUNE 30, 2001
                                                           -------------   -------------   --------------
Finance income...........................................    $ 1,021.9       $ 3,327.6       $   417.9
Interest expense.........................................        370.2         1,091.5           161.8
                                                             ---------       ---------       ---------
Net finance income.......................................        651.7         2,236.1           256.1
Depreciation on operating lease equipment................        295.7           944.4           110.0
                                                             ---------       ---------       ---------
Net finance margin.......................................        356.0         1,291.7           146.1
Provision for credit losses..............................        357.7           665.6            18.6
                                                             ---------       ---------       ---------
Net finance margin, after provision for credit losses....         (1.7)          626.1           127.5
Other income.............................................        246.1           723.3            95.9
                                                             ---------       ---------       ---------
Operating margin.........................................        244.4         1,349.4           223.4
                                                             ---------       ---------       ---------
Selling, general, administrative and other costs and
  expenses...............................................        230.4           687.8            97.4
Goodwill impairment......................................      2,125.4         6,638.1              --
                                                             ---------       ---------       ---------
Operating expenses.......................................      2,355.8         7,325.9            97.4
                                                             ---------       ---------       ---------
(Loss) income before income taxes and minority
  interest...............................................     (2,111.4)       (5,976.5)          126.0
Income taxes.............................................       (121.2)         (309.4)          (53.9)
Minority interest........................................         (2.7)           (7.7)           (0.9)
                                                             ---------       ---------       ---------
(Loss) income from discontinued operations...............    $(2,235.3)      $(6,293.6)      $    71.2
                                                             =========       =========       =========
Average earning assets ("AEA")(1)........................    $34,670.1       $36,269.0       $40,562.8
Net finance margin as a percent of AEA (annualized)......         4.11%           4.75%           4.32%

------------------------------

(1) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Tyco Capital's revenues were $1,268.1 million and $4,049.9 million for the quarter and nine months ended June 30, 2002, respectively, consisting of finance income of $1,021.9 million and other income of $246.1 million for the quarter ended June 30, 2002 and finance income of $3,327.6 million and other income of $723.3 million for the nine months ended June 30, 2002. Tyco Capital's revenues for the period June 2 through June 30, 2001 were $513.8 million, consisting of finance income of $417.9 million and other income of $95.9 million. As a percentage of AEA, finance income was 11.8%, 12.2% and 12.4% for the quarter and nine months ended June 30, 2002 and for the period June 2 through June 30, 2001, respectively. For the quarter and nine months ended June 30, 2002, Tyco Capital's loss before income taxes and minority interest was $2,111.4 million and $5,976.5 million, respectively. For the period June 2 through June 30, 2001, Tyco Capital's income before income taxes and minority interest was $126.0 million.

    Net finance margin as a percentage of AEA for the quarter ended June 30, 2002 was favorably impacted primarily by the effect of fair value adjustments in a new basis of accounting to reflect market interest rates on debt and assets, including liquidating receivables. Other factors favorably impacting AEA were the following: (1) exits from non-strategic and under-performing businesses;
(2) the decline in short term interest rates and (3) lower leverage. These positive factors were partially offset by the full quarterly impact of higher cost of bank line borrowings and excess cash maintained for liquidity purposes during the quarter ended June 30, 2002.

    Interest expense totaled $370.2 million, $1,091.5 million and $161.8 million for the quarter and nine months ended June 30, 2002 and for the period June 2 through June 30, 2001, respectively. As a percentage of AEA, interest expense was 4.3%, 4.0% and 4.8% for the quarter and nine months ended June 30, 2002 and for the period June 2 through June 30, 2001, respectively.

    Other income for Tyco Capital was $246.1 million, $723.3 million and $95.9 million for the quarter and nine months ended June 30, 2002 and for the period June 2 through June 30, 2001 respectively, as set forth in the following table ($ in millions):

                                                                                FOR THE PERIOD
                                                  FOR THE       FOR THE NINE       THROUGH
                                               QUARTER ENDED    MONTHS ENDED        JUNE 2
                                               JUNE 30, 2002   JUNE 30, 2002    JUNE 30, 2001
                                               -------------   --------------   --------------
Fees and other income........................      $144.4          $478.8           $49.0
Factoring commissions........................        42.0           117.8            10.8
Gains on securitizations.....................        57.1           119.8             3.1
Gains on sales of leasing equipment..........         4.0            11.0            33.4
Losses on venture capital investments........        (1.4)           (4.1)           (0.4)
                                                   ------          ------           -----
Total........................................      $246.1          $723.3           $95.9
                                                   ======          ======           =====

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

    During the quarter and nine months ended June 30, 2002, Tyco Capital recorded charges of $260.0 million and $355.0 million, respectively, relating primarily to a weakness in the competitive local exchange carrier industry included within its telecommunications portfolio and the economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. These charges have been included in the provision for credit losses. The provision for credit losses was $357.7 million, or 4.13% of AEA, $665.6 million, or 2.45% of AEA, and $18.6 million, or 0.55% of AEA for the quarter and nine months ended June 30, 2002 and the period June 2 through June 30, 2001. Financing and leasing portfolio assets totaled $35.7 billion at June 30, 2002 as compared to $40.7 billion at September 30, 2001, while managed assets totaled $47.7 billion at June 30, 2002 as compared to $50.9 billion at September 30, 2001. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by Tyco Capital. The reduced asset levels reflect the sale and liquidation of under-performing assets in industries expected to continue to have low margins coupled with lower origination volumes due to the soft economic environment and funding constraints arising from Tyco Capital's increased costs of borrowing.

    During the quarter ended March 31, 2002, we experienced disruptions to our business surrounding our announced break-up plan, a downgrade in our credit ratings, and a significant decline in our market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. We prepared valuations of our CIT subsidiary, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an upgrade in its credit ratings, and regain access to the unsecured credit markets, we initially concluded that CIT had an excess of fair market value over net book value. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

    However, market-based information used in connection with our preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, we have performed a SFAS 142 first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that date.

    Management's objective in performing the SFAS 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, we restated our Consolidated Financial Statements for the quarter ended March 31, 2002 to reflect an impairment for the decline in the estimated fair value of CIT at that time, resulting in an estimated
$4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

    SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires that we estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. We completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in first step and second step goodwill impairments of $1,719.0 million and $148.0 million, respectively, which are also included in discontinued operations as of June 30, 2002. We also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to net realizable value for a total CIT goodwill impairment charge of $2,125.4 million for the quarter ended June 30, 2002. This write-down was based upon net IPO proceeds of $4,387.9 million, after deducting estimated out of pocket expenses, and is included in the loss from discontinued operations.

    The following table presents summary cash flow information for the discontinued operations of Tyco Capital ($ in millions):

                                                              FOR THE NINE    FOR THE PERIOD
                                                                 MONTHS           JUNE 2
                                                                  ENDED          THROUGH
                                                              JUNE 30, 2002   JUNE 30, 2001
                                                              -------------   --------------
Cash Flows from Operating Activities:
Net (loss) income...........................................     $(6,293.6)     $    71.2
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Goodwill impairment.......................................       6,638.1             --
  Other non-cash items......................................       1,814.5          104.1
  Changes in assets and liabilities.........................        (696.1)        (319.5)
                                                                 ---------      ---------
  Net cash provided by (used in) operating activities.......       1,462.9         (144.2)
                                                                 ---------      ---------
Cash Flows from Investing Activities:
  Loans extended............................................     (36,384.1)      (4,223.1)
  Collections on loans......................................      32,177.1        3,457.4
  Proceeds from asset and receivable sales..................       9,756.8        1,782.5
  Purchases of assets to be leased..........................      (1,576.3)        (237.2)
  Net increase in short-term factoring......................        (704.2)          21.2
  Purchased loan portfolios.................................        (372.7)            --
  Other.....................................................        (212.3)          15.4
                                                                 ---------      ---------
  Net cash provided by investing activities.................       2,684.3          816.2
                                                                 ---------      ---------
Cash Flows from Financing Activities:
  Repayments of debt, net...................................      (3,074.6)      (2,203.2)
  Capital contribution......................................         200.0          275.0
                                                                 ---------      ---------
  Net cash used in financing activities.....................      (2,874.6)      (1,928.2)
Net increase (decrease) in cash and cash equivalents........       1,272.6       (1,256.2)

Cash and cash equivalents at beginning of period............         808.0        2,156.4
                                                                 ---------      ---------
Cash and cash equivalents at end of period..................       2,080.6      $   900.2
                                                                 =========      =========

                        LIQUIDITY AND CAPITAL RESOURCES

    The following table shows the sources of our cash flow from operating activities from our continuing operations and the use of a portion of that cash in our operations for the quarters and nine months ended June 30, 2002 and 2001. We refer to the net amount of cash generated from operating activities, less capital expenditures, dividends and proceeds from the sale of accounts receivable program, as "free cash flow." Management believes cash flow from operating activities and free cash flow are important measures of operating performance. However, free cash flow as determined below is not a measure of financial performance under GAAP, should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies.

                                                        FOR THE QUARTERS      FOR THE NINE MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                       -------------------   ---------------------
                                                         2002       2001       2002        2001
                                                       --------   --------   ---------   ---------
                                                           (UNAUDITED)            (UNAUDITED)
                                                                     ($ IN MILLIONS)
Operating income before charges, net(1)..............  $1,341.3   $1,875.6   $ 4,408.7   $ 5,385.4
Depreciation and amortization(2).....................     528.5      388.8     1,515.9     1,163.9
Net (decrease) increase in deferred income taxes.....     (41.1)      36.8       (96.6)      116.8
Less:
  Net decrease (increase) in working capital(3)(4)...     141.2       69.5      (252.5)     (628.2)
  (Decrease in) proceeds under sale of accounts
    receivable program...............................     (85.6)      50.0      (113.6)       50.0
  Interest expense, net..............................    (235.5)    (178.9)     (634.2)     (574.3)
  Income tax expense(5)..............................    (291.5)    (329.4)     (698.3)   (1,055.9)
  Expenditures relating to restructuring and other
    unusual charges(6)...............................    (177.9)     (57.9)     (359.9)     (113.5)
  Other, net.........................................      24.5      116.4       162.0       160.0
                                                       --------   --------   ---------   ---------
Cash flow from operating activities from continuing
  operations.........................................   1,203.9    1,970.9     3,931.5     4,504.2
Less:
  Capital expenditures(7)............................    (423.0)    (456.9)   (1,411.3)   (1,367.5)
  Dividends paid.....................................     (25.3)     (22.1)      (75.0)      (65.7)
  Sale of accounts receivable program elimination....      85.6      (50.0)      113.6       (50.0)
  Construction of Tyco Global Network................    (183.9)    (599.7)   (1,062.4)   (1,307.5)
                                                       --------   --------   ---------   ---------
Free cash flow(8)....................................  $  657.3   $  842.2   $ 1,496.4   $ 1,713.5
                                                       ========   ========   =========   =========

------------------------------

(1) This amount is the sum of the operating profits of Tyco's four business segments as set forth above, less certain corporate expenses, and is before net restructuring and other unusual charges, a charge for the write-off of purchased in-process research and development, charges for the impairment of goodwill and long-lived assets, and goodwill amortization.

(2)  This amount is the sum of depreciation of tangible property
     ($367.3 million and $298.1 million for the quarters ended June 30, 2002 and 2001 and $1,098.8 million and $917.2 million for the nine months ended
    June 30, 2002 and 2001, respectively) and amortization of intangible assets other than goodwill ($161.2 million and $90.7 million for the quarters ended June 30, 2002 and 2001 and $417.1 million and $246.7 million for the nine months ended June 30, 2002 and 2001, respectively).

(3) This amount excludes increases in accrued expenses for net restructuring and other unusual charges of $182.9 million and $50.2 million for the quarters ended June 30, 2002 and 2001 and charges of $863.7 million and $86.9 million for the nine months ended June 30, 2002 and 2001 respectively.

(4) This amount includes cash received of $821.5 million and $1,096.7 million for the quarters ended June 30, 2002 and 2001 and $2,429.0 million and
    $2,745.6 million for the nine months ended June 30, 2002 and 2001, respectively, related to deferred revenue. These amounts exclude deferred revenue from acquisitions in all periods.

(5) This amount excludes the income tax effect related to restructuring and other unusual charges of $57.5 million and $26.0 million of benefit for the quarters ended June 30, 2002 and 2001 and $164.6 million of benefit and $138.5 million of expense for the nine months ended June 30, 2002 and 2001, respectively.

(6)  This amount is cash paid out for restructuring and other unusual charges.

(7) This amount is net of proceeds of $70.0 million for the quarter ended June 30, 2001 and $29.5 million and $321.2 million for the nine months ended June 30, 2002 and 2001, respectively, received in sale-leaseback transactions.

(8) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $144.4 million and $223.2 million for the quarters ended June 30, 2002 and 2001 and $520.8 million and $540.6 million for the nine months ended June 30, 2002 and 2001, respectively.

    The following table shows cash flow from operating activities and free cash flow by segment for the nine months ended June 30, 2002.

                                                   FIRE AND    HEALTHCARE      ENGINEERED
                                                   SECURITY   AND SPECIALTY   PRODUCTS AND
                                     ELECTRONICS   SERVICES     PRODUCTS        SERVICES     CORPORATE     TOTAL
                                     -----------   --------   -------------   ------------   ---------   ---------
Operating income before charges,
  net..............................   $ 1,288.5    $1,189.7     $1,587.6         $546.7      $  (203.8)  $ 4,408.7
Depreciation.......................       372.8       419.4        205.6           91.7            9.3     1,098.8
Intangible assets amortization.....        50.3       297.6         66.8            2.4             --       417.1
                                      ---------    --------     --------         ------      ---------   ---------
Depreciation and amortization......       423.1       717.0        272.4           94.1            9.3     1,515.9
Deferred income taxes..............          --          --           --             --          (96.6)      (96.6)
Net decrease (increase) in working
  capital and other(1).............      (144.5)     (302.3)      (132.8)         (82.4)         571.5       (90.5)
(Decrease in) proceeds under sale
  of accounts receivable program...       (57.2)      (32.3)          --             --          (24.1)     (113.6)
Interest expense, net..............          --          --           --             --         (634.2)     (634.2)
Income tax expense(2)..............          --          --           --             --         (698.3)     (698.3)
Expenditures relating to
  restructuring and other unusual
  charges..........................      (215.6)      (30.8)       (28.0)         (29.1)         (56.4)     (359.9)
                                      ---------    --------     --------         ------      ---------   ---------
Cash flow from operating
  activities.......................     1,294.3     1,541.3      1,699.2          529.3       (1,132.6)    3,931.5
Capital expenditures...............      (363.1)     (696.3)      (257.1)         (71.9)         (22.9)   (1,411.3)
Dividends paid.....................          --          --           --             --          (75.0)      (75.0)
Sale of accounts receivable program
  elimination......................        57.2        32.3           --             --           24.1       113.6
Construction of Tyco Global
  Network..........................    (1,062.4)         --           --             --             --    (1,062.4)
                                      ---------    --------     --------         ------      ---------   ---------
Free Cash Flow.....................   $   (74.0)   $  877.3     $1,442.1         $457.4      $(1,206.4)  $ 1,496.4
                                      =========    ========     ========         ======      =========   =========

------------------------------

(1) These amounts exclude increases in accrued expenses for restructuring and other unusual charges and credits and the related income tax effects.

(2) These amounts exclude the income tax effect related to restructuring and other unusual charges and credits.

    During the nine months ended June 30, 2002, we paid out $520.8 million in cash that was charged against purchase accounting reserves established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows.

    During the nine months ended June 30, 2002, we recorded net restructuring and other unusual charges of $863.7 million, of which charges of $259.6 million are included in cost of sales, related primarily to the write-down of inventory and the closure of facilities within the Electronics segment. At September 30, 2001, there existed reserves for restructuring and other unusual charges of $340.2 million. During the nine months ended June 30, 2002, we paid out
$359.9 million in cash and incurred $322.7 million in non-cash charges that were charged against these reserves. At June 30, 2002, there remained $521.3 million of reserves for restructuring and other unusual charges on our Consolidated Balance Sheet, of which $376.5 million is included in accrued expenses and other current liabilities and $144.8 million is included in other long-term liabilities.

    In April 2002, we terminated our previously announced plan to separate into four independent, publicly traded companies. In addition, we announced that we planned to divest of CIT Group Inc. through an initial public offering ("IPO") of all of CIT's outstanding shares, which was completed on July 8, 2002.

    During the nine months ended June 30, 2002, we purchased businesses for $3,747.7 million and customer contracts for electronic security services for $1,074.6 million. The aggregate cost of $4,822.3 million consists of $2,756.8 million paid in cash, net of $155.3 million of cash acquired, $1,917.6 million paid in the form of Tyco common shares, and assumed stock options and pre-existing put option rights with a fair value of $147.9 million ($101.9 million of put option rights have been paid in cash). Also during the nine months, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately
17.7 million Tyco common shares valued at $819.9 million. Debt of acquired companies aggregated $790.2 million.

    During fiscal 2001, we entered into an agreement to acquire C.R.
Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated the merger agreement. Each party bore its own costs, and no break up fee was paid.

    During fiscal 2002, we entered into an agreement to acquire McGrath RentCorp, a leading rental provider of modular offices and classrooms and electronic test equipment. On July 1, 2002, McGrath RentCorp elected to terminate the transaction agreement. Tyco reimbursed McGrath's cost and expenses in the amount of $1.25 million.

    At the beginning of fiscal 2002, our purchase accounting reserves were $702.1 million as a result of purchase accounting transactions in prior years. In connection with fiscal 2002 acquisitions, we established purchase accounting reserves of $182.2 million for transaction and integration costs. In addition, purchase accounting liabilities of $338.6 million and a corresponding increase to goodwill and deferred tax assets were recorded during the nine months ended June 30, 2002 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Microser, DAAG, Edison and SecurityLink, all acquired during fiscal 2001. Also, during the nine months ended June 30, 2002, we reclassified $25.0 million of fair value adjustments related to the write-down of assets for prior year acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. This reclassification had no effect on the amount of goodwill that was recorded. During the nine months ended June 30, 2002, we paid out $381.7 million in cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, we paid out $139.1 million relating to holdback/earn-out liabilities primarily related to certain prior period acquisitions, and incurred $2.5 million in non-cash charges and reclassifications (including $2.3 million relating to earn-out liabilities) against the reserves established during and prior to this nine-month period. In addition, during the nine months ended June 30, 2002, we assumed pre-existing put option rights of $105.9 million, of which $101.9 million has been paid in cash. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in the nine months ended June 30, 2002, we determined that $101.9 million of purchase accounting reserves related to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At
June 30, 2002, there remained $714.1 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $460.8 million is included in accrued expenses and other current liabilities and $253.3 million is included in other long-term liabilities. In addition, $277.7 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $126.5 million are included in accrued expenses and other current liabilities and $151.2 million are included in other long-term liabilities at June 30, 2002.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $252.5 million in the nine months ended
June 30, 2002, excluding restructuring and other unusual charges of $4,042.3 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations. Working capital increased during the period, in part due to a significant decrease in accounts payable. Many of our suppliers would not extend normal credit terms as a result of our perceived liquidity issues related to rumors, negative publicity, resignations and turn-over of corporate executive officers, and other matters.

    During the nine months ended June 30, 2002, we decreased our participation in our sale of accounts receivable program by approximately $113.6 million.

    Acquisitions have been an important part of Tyco's growth in recent years. While we will continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters. Goodwill and other intangible assets were $33,599.1 million at June 30, 2002, compared to $28,740.9 million at September 30, 2001.

    During the nine months ended June 30, 2002, we received proceeds of $186.3 million from the exercise of common share options and used
$789.1 million of cash to repurchase our own common shares. Other than to satisfy the pre-existing put option rights associated with the acquisition of Sensormatic, we ceased repurchasing our common shares and will not consider implementing future repurchases until our short-term debt levels are significantly reduced.

    Shareholders' equity was $27,202.3 million, or $13.63 per share, at June 30, 2002, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The decrease in shareholders' equity was due primarily to:
(i) a net loss of $7,286.5 million for the nine months ended June 30, 2002, and
(ii) the repurchase of our common shares discussed above. This decrease was partially offset by the following: (i) the issuance of approximately
47.6 million common shares valued at $1,917.6 million for the acquisition of Sensormatic, (ii) the conversion of TyCom shares not already owned by Tyco into
17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom, (iii) the issuance of 44,139 common shares valued at $2.3 million related to an earn-out payment, and (iv) $42.0 million for the fair value of options assumed.

    Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 49% at June 30, 2002 and 41% at September 30, 2001. Some of our debt agreements, including our bank credit agreements, contain covenants that would result in a default if our total debt as a percentage of total capitalization is greater than 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had $2.8 billion of cash and cash equivalents as of June 30, 2002 and received
$4.4 billion of proceeds from the CIT IPO in July 2002. These funds could be used to repurchase debt and lower this ratio. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 46% at June 30, 2002 and 38% at September 30, 2001.

    The source of the cash used for acquisitions in fiscal 2002 was primarily proceeds from the issuance of debt. At June 30, 2002, total debt relating to continuing operations was $26,127.1 million, as compared to $21,619.0 million at September 30, 2001. Our cash balance relating to continuing operations increased to $2,793.9 million at June 30, 2002, as compared to $1,779.2 million at September 30, 2001.

    The following summarizes Tyco's change in net debt for the nine months ended June 30, 2002 ($ in millions):

Total debt at September 30, 2001............................              $21,619.0
Less: cash and cash equivalents at September 30, 2001.......               (1,779.2)
                                                                          ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2001......................               19,839.8
Less the following:
Operating cash flow from continuing operations..............    3,931.5
Purchase of property, plant and equipment...................   (1,411.3)
Dividends...................................................      (75.0)
Sales of accounts receivable program elimination............      113.6
Construction in progress -- TGN.............................   (1,062.4)
                                                              ---------
Free cash flow..............................................    1,496.4
Acquisition of businesses, net of cash acquired.............   (2,756.8)
Cash paid for purchase accounting and holdback/
  earn-out liabilities......................................     (520.8)
Proceeds from exercise of options...........................      186.3
Repurchase of common shares.................................     (789.1)
Debt of acquired companies..................................     (790.2)
Net cash payments to Tyco Capital...........................     (200.0)
Other items.................................................     (119.2)
                                                              ---------
                                                                           (3,493.4)
                                                                          ---------
NET DEBT BALANCE AT JUNE 30, 2002...........................               23,333.2
Plus: cash and cash equivalents at June 30, 2002............                2,793.9
                                                                          ---------
Total debt at June 30, 2002.................................              $26,127.1
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

    In January 2002, TIG entered into a $1.5 billion bridge loan, which was fully and unconditionally guaranteed by Tyco, with a variable LIBO-based rate, which was 3.70% as of March 31, 2002. TIG repaid $645.0 million in April 2002 and the remainder in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which expires in February 2006, is fully and unconditionally guaranteed by Tyco and has a variable LIBO-based rate, which was 4.99% as of June 30, 2002.

    Also, in February 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility and exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which was 5.04% as of June 30, 2002.

    Proceeds from the bridge loan and credit facilities were used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital.

    The following table details our debt ratings at September 30, 2001, March 31, 2002 and June 30, 2002. Following the borrowings in February 2002, Standard & Poor's and Fitch downgraded our long-term debt and commercial paper ratings, while Moody's confirmed its ratings, resulting in the ratings shown in the March 31, 2002 column in the table below. In April 2002, Moody's downgraded, and Fitch further downgraded, our ratings. The April downgrade was primarily the result of Tyco's revision of its plan to separate into four independent public companies and the weak economic environment of the electronics and telecommunications industries. In June 2002, Moody's, Standard & Poor's and Fitch further downgraded our ratings as shown in the June 30, 2002 column in the table below primarily as a result of the resignations of our chief executive officer and chief counsel.

                                         AT SEPTEMBER 30, 2001      AT MARCH 31, 2002          AT JUNE 30, 2002
                                         ----------------------   ----------------------   -------------------------
                                         SHORT TERM   LONG TERM   SHORT TERM   LONG TERM   SHORT TERM    LONG TERM
                                         ----------   ---------   ----------   ---------   ----------   ------------
Moody's...............................     P2          Baa1         P2          Baa1       Not prime        Ba2
Standard & Poor's.....................     A1           A           A3          BBB           A3            BBB-
Fitch.................................     F1           A           F2           A-            B             BB

------------------------------

(1) At June 30, 2002, Moody's differentiated the ratings between Tyco's and TIG's outstanding debt. The Moody's debt rating on Tyco's convertible debentures was downgraded to a Ba3 rating.

    THE SECURITY RATINGS SET FORTH ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, Tyco was required to repurchase its Y30 billion ($247.3 million as of June 30, 2002) 3.5% notes due 2030 in July 2002. The buyers at their option may discontinue their reinvestment in new receivables. The aggregate amount outstanding under these programs as of June 30, 2002 was $539 million.

    In February 2001, TIG issued $3,035,000,000 principal amount at maturity of zero coupon convertible debentures due 2021 for aggregate net proceeds of $2,203,400,000. The debentures, which are guaranteed by Tyco, accrete interest at a rate of 1.5% per annum. TIG may be required to repurchase these securities at the option of the holder at the accreted value of approximately $2.3 billion in February 2003. TIG may elect to refinance these debentures, or repurchase them for cash or Tyco common shares, or some combination thereof.

    In June 1998, TIG issued $750,000,000 6.25% Dealer Remarketable Securities ("Drs.") due 2013. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003. If this option is exercised it would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003. If these debentures are tendered, TIG may be required to repurchase them for cash. However, TIG could refinance these securities.

    In November 2000, Tyco issued $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. The debentures accrete interest at a rate of 1.5% per annum. Tyco may be required to repurchase these securities for cash at the option of the holder at the accreted value of approximately $3.6 billion in November 2003.

    The table below includes our projected cash flows through December 2003 our first quarter of fiscal 2004 ($ in millions). This table assumes that the convertible debentures described above are retired for cash.

                                                 FY 2002                          FY 2003                    FY 2004
                                           -------------------   -----------------------------------------   --------
                                              Q3         Q4         Q1         Q2         Q3         Q4         Q1
FISCAL QUARTER                               ACT.       EST.       EST.       EST.       EST.       EST.       EST.
--------------                             --------   --------   --------   --------   --------   --------   --------
BEGINNING CASH BALANCE...................  $ 4,034    $ 2,794     $4,814    $ 5,114     $1,466    $ 1,641    $ 1,666
Free cash flow(1)........................      657      1,000        600        800      1,200      1,400        700
Acquisitions, including purchase
  accounting spending....................     (559)      (475)      (300)      (275)      (275)      (275)      (250)
CIT divestiture..........................       --      4,416         --         --         --         --         --
Other divestiture proceeds...............       --        134         --         --         --         --         --
Other....................................       32         --         --         --         --         --         --
Net debt repayments......................   (1,370)    (3,255)(2)      --    (4,173)(3)    (750)   (1,100)    (3,600)(4)
Debt repurchase discounts................       --        200 (5)      --        --         --         --         --
                                           -------    -------     ------    -------     ------    -------    -------
ENDING CASH BALANCE(6)...................  $ 2,794    $ 4,814     $5,114    $ 1,466     $1,641    $ 1,666    $(1,484)
                                           =======    =======     ======    =======     ======    =======    =======

------------------------------

(1) Fiscal 2002 Free Cash Flow is estimated to be in the range of $2.3 billion to $2.5 billion reflecting fourth quarter fiscal 2002 Free Cash Flow of
    $800 million to $1.0 billion. Fiscal 2003 Free Cash Flow is estimated to be in a range of $4.0 billion to $4.2 billion.

(2) Includes $1.0 billion scheduled maturities, $2.0 billion of open market purchases/prepaid debt and $255.0 million for JPY bond. Timing of the
    $2.0 billion open market purchases/prepaid debt is for presentation purposes only.

(3) $2.3 billion of this amount represents payment for repurchase of the February 2001 zero coupon convertible bonds at the option of the holders in
    February 2003. We may elect to satisfy this payment with the issuance of common shares under the terms of the indenture for these February 2001 zero coupon convertible bonds. This number was reduced by $2.0 billion reflecting the open market repurchases discussed above, for presentation purposes only.

(4) This amount represents payment for repurchase of the November 2000 zero coupon convertible bonds at the option of the holders in November 2003.

(5)  Expected discounts based on current trading value of debt.

    The Fiscal 2002 Free Cash Flow range reflects uncertainties as a result of our perceived liquidity issues, which may continue to impact our accounts payable. In July 2002, we received net proceeds of $4,416.0 million, before estimated out of pocket expenses, from the sale of all of CIT's common shares through an initial public offering. We plan to use the net proceeds to repay short-term and long-term borrowings and for working capital and other corporate purposes.

    We believe that our cash flow from our operations, together with proceeds from the CIT IPO and the borrowings under our existing credit facilities, is adequate to fund our operations through the end of fiscal 2003. However, a decrease in demand for our products and services, further debt rating downgrades or deterioration in our financial ratios could negatively impact our accessibility to financing and cost of funds. We believe there are numerous financing alternatives which we could explore during the fourth quarter of fiscal 2002 and full year fiscal 2003 to meet the projected cash deficit in the first quarter of fiscal 2004, including refinancing maturing debt, raising funds through the sale of non-core businesses, raising capital through new debt, and/or equity issuances.

    Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2001.

BACKLOG

    At June 30, 2002, Tyco had a backlog of unfilled orders of approximately $11,990.8 million, as compared to a backlog of $10,999.1 million at September 30, 2001. Backlog by industry segment is as follows ($ in millions):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
                                                                     (UNAUDITED)
Electronics.................................................  $ 2,153.1     $ 2,719.9
Fire and Security Services..................................    6,908.5       6,252.9
Engineered Products and Services............................    2,710.5       1,847.9
Healthcare and Specialty Products...........................      218.7         178.4
                                                              ---------     ---------
                                                              $11,990.8     $10,999.1
                                                              =========     =========

    The decrease in backlog within the Electronics segment reflects the continued softness in demand in the communications, telecommunications, printed circuit, and computer and consumer electronics end markets. Within the Fire and Security Services segment, backlog increased in part due to the acquisition of Sensormatic, which resulted in an addition of approximately $57.0 million to backlog. Within the Engineered Products and Services segment, backlog increased primarily due to the acquisitions of JMI and TAMS ($360.0 million of backlog) and due to increased orders at Tyco Infrastructure of approximately
$160.0 million. Backlog in the Healthcare and Specialty Products segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the healthcare industry to be a significant indicator of the level of future sales activity.

ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard. However, we do not expect the impact to be material.

    In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of this new standard.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are currently assessing the impact of this new standard. However, we do not expect the impact to be material.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We are currently assessing the impact of this new standard.

                          FORWARD-LOOKING INFORMATION

    Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations as to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions, financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions;

    - the demand for Tyco's goods and services;

    - competitive factors in the industries in which Tyco competes;

    - changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

    - results and consequences of Tyco's internal investigation and governmental investigations concerning the Company's governance, management and operations;

    - the ratings on our debt and our ability to refinance our outstanding indebtedness as it matures;

    - interest rate fluctuations and other changes in borrowing costs;

    - other capital market conditions, including foreign currency rate fluctuations;

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

    - impact of recent management changes;

    - the possible effects on Tyco of pending legislation in the U.S., if enacted, that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or that may deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

    - the potential continuing disruption to our business and related distraction costs associated with negative publicity and recent announcements.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2001, except for possible additional interest rate exposure discussed in liquidity above.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

SECURITIES AND ERISA LITIGATION (2002)

    As described below, the Company and certain of its current and former directors and officers have been named as defendants in 27 securities cases and 6 Employee Retirement Income Security Act ("ERISA") cases.

    As previously reported in Tyco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, beginning on February 4, 2002, twenty-three securities class action lawsuits were filed against Tyco and all or some of five current and former Tyco executive officers. On March 29, 2002, an ERISA class action lawsuit was filed against Tyco and eleven current and former Tyco directors. On May 6, 2002, the Judicial Panel on Multidistrict Litigation ("the Panel") issued a conditional transfer order transferring all but one of the then-pending class action cases to the United States District Court for the District of New Hampshire for coordinated or consolidated pretrial proceedings. A number of plaintiffs objected to the May 6 order; certain of the securities plaintiffs have requested that the class action suits, including the ERISA suit, be transferred to the United States District Court for the Southern District of Florida for coordinated or consolidated proceedings, while the ERISA plaintiff has opposed any transfer and consolidation of that case with the securities suits. The Panel has stayed the May 6 order pending briefing and oral argument by the parties. The Panel heard oral argument on July 18, 2002.

    Two additional cases have been transferred by the Panel to the District of New Hampshire. On May 31, 2002, the Panel entered an order conditionally transferring the securities case that was not subject to the May 6 order to the District of New Hampshire for coordinated or consolidated pretrial proceedings. This order was unopposed and became final on June 17, 2002.

    On May 10, 2002, Edmund J. Dunne filed a class action lawsuit against Tyco, Tyco International (US) Inc., and eleven current and former Tyco directors in the United States District Court for the Southern District of New York. The suit is allegedly brought on behalf of the Tyco Retirement Savings and Investment Plan and a purported class of persons who were participants in the Plan whose accounts held shares of Tyco stock from August 12, 1998 through the date of the complaint. Plaintiff seeks damages on account of alleged violations of ERISA in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. Plaintiff seeks money damages and restitution. On June 27, 2002, the Panel entered an order conditionally transferring the case to the District of New Hampshire for coordinated or consolidated pretrial proceedings. This order was unopposed and became final on July 12, 2002.

    Beginning on July 3, 2002, three class action lawsuits were filed against Tyco, Tyco International (US) Inc., and eleven current and former Tyco directors in the United States District Court for the Southern District of Florida. The suits allegedly are brought on behalf of persons who were participants or beneficiaries in the Tyco Retirement Savings and Investment Plan at any time since July 1999. Plaintiffs seek damages on account of alleged violations of ERISA in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. Plaintiffs seek class certification, declaratory relief, extraordinary, equitable, and/or injunctive relief, and restitution and/or remedial relief. Defendants have requested that the Panel treat these as related actions and transfer them to the District of New Hampshire for coordinated or consolidated pretrial proceedings.

    On July 10, 2002, an amended class action lawsuit (originally filed on June 6, 2002) was filed in the United States District Court for the District of New Hampshire against Tyco, its former CEO, and its former chief legal officer. The suit is allegedly brought on behalf of persons who purchased Tyco securities, call options or debt instruments, or who sold Tyco put options, between April 25, 2002 and June 12, 2002. Plaintiffs seek damages on account of alleged violations of the securities laws in connection with Tyco's financial disclosures concerning the sale or IPO of CIT Group, Inc. The plaintiffs seek class certification and money damages. Certain of the plaintiffs in the securities class action lawsuits previously filed and discussed above have requested that the Panel treat this case as a related action, and that it be transferred with the other class actions for coordinated or consolidated pretrial proceedings. Plaintiffs have opposed this request, and the issue is currently pending before the Panel.

    On June 26, 2002, a class action lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, against Tyco and ten current and former Tyco directors. Defendants removed the case to the United States District Court for the Northern District of Illinois. Plaintiff has moved to remand the case back to state court. The suit is allegedly brought on behalf of persons who exchanged their Mallinckrodt Inc. stock for shares of Tyco stock in connection with the October 17, 2000 merger of the two companies. Plaintiff seeks damages on account of alleged violations of the securities laws in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. The plaintiff seeks class certification and money damages. Defendants have requested that the Panel treat this case as a related action and transfer it to the District of New Hampshire for coordinated or consolidated pretrial proceedings.

    Beginning on July 16, 2002, two class action lawsuits were filed in the United States District Court for the Southern District of Florida against Tyco and nine current and former Tyco directors and officers. The suits are allegedly brought on behalf of persons who purchased Tyco securities between May 1, 2002 and June 12, 2002. Plaintiffs seek damages on account of alleged violations of the securities laws in connection with Tyco's alleged failure to disclose related-party transactions with its officers and directors. The plaintiffs seek class certification and money damages.

    On July 26, 2002, Kay M. Jepson filed a class action lawsuit against Tyco, Tyco International (US) Inc., and eleven current and former Tyco directors in the United States District Court for the Southern District of New York. The suit is allegedly brought on behalf of the Tyco Retirement Savings and Investment Plan and a purported class of persons who were participants in or beneficiaries of the Plan from August 12, 1998 through the date of the complaint. Plaintiff seeks damages on account of alleged violations of ERISA in connection with Tyco's financial disclosures concerning certain mergers and acquisitions and Tyco's accounting therefor. Plaintiff seeks money damages, as well as injunctive and other equitable relief.

DERIVATIVE LITIGATION

    As previously reported in Tyco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, on February 4, 2002, an action was filed in the Superior Court of New Hampshire, Rockingham County, by John Gebhardt, purporting to bring suit derivatively on behalf of Tyco International (US) Inc. against twelve current and former Tyco directors and Tyco International
(US) Inc. as a nominal defendant. On May 31, 2002, plaintiff moved for a voluntary non-suit without prejudice.

    The actions described below have been filed purporting to bring suit derivatively on behalf of Tyco International, Ltd. against all or some of twelve current and former Tyco directors and officers and Tyco International Ltd. as a nominal defendant.

    On June 7, 2002, an action was filed in the Supreme Court of the State of New York, County of New York, by Robert Mark Levin, alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with Tyco's accounting practices, individual board members' use of funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiff seeks money damages.

    On June 18, 2002, an action was filed in the United States District Court for the District of New Hampshire, by Shelley Evans, alleging that the individually named defendants breached their fiduciary duties and committed waste and mismanagement in connection with the compensation of certain board members and their use of corporate assets for their own benefit. Plaintiff seeks money damages, declaratory relief, and the removal and replacement of the director defendants.

    On June 21, 2002, an action was filed in the Superior Court of New Hampshire, Rockingham County, by Bobbie Weiner, alleging that the individually named defendants breached their fiduciary duties and committed waste and mismanagement in connection with Tyco's accounting practices, individual board members' use of funds, and the company's financial disclosures. Plaintiffs seek money damages.

    On June 21, 2002, an action was filed in the United States District Court for the Southern District of New York, by Joan L. Weisberg, alleging that the individually named defendants breached their fiduciary duties and committed waste in connection with Tyco's accounting practices, individual board members' use of funds, and the compensation of certain board members. Plaintiff seeks money damages, injunctive relief, and an equitable accounting. Defendants have requested that the Judicial Panel on Multidistrict Litigation treat this as a related action and transfer the suit to the District of New Hampshire for coordinated or consolidated pretrial proceedings.

    On August 2, 2002, an action was filed in the United States District Court for the District of New Hampshire, by Paul Manko, alleging that the individually-named defendants breached their fiduciary duties and committed waste and mismanagement in connection with Tyco's accounting practices, individual board members' use of funds, and the Company's financial disclosures. Plaintiffs seek summary damages.

TYCO INTERNATIONAL LTD V. MARK A. BELNICK, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED JUNE 17, 2002.

    The Company has filed a civil complaint against its former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. The suit alleges and seeks to recover unapproved compensation and profits received from employment at the Company, repayment of all loans fraudulently procured, with interest, damages for the harm caused to the Company, and punitive damages.

TYCO INTERNATIONAL LTD V. FRANK E. WALSH, JR., UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED JUNE 17, 2002.

    The Company has filed a civil complaint against a former director for breach of fiduciary duty, inducing breaches of fiduciary duty, and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by the Company. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by the Company as a result of the former director's conduct.

SUBPOENAS AND DOCUMENT REQUESTS FROM THE SECURITIES AND EXCHANGE COMMISSION, THE NEW YORK COUNTY DISTRICT ATTORNEY, THE HOUSE COMMITTEE ON ENERGY AND COMMERCE OF THE UNITED STATES CONGRESS, THE BUREAU OF SECURITIES REGULATION OF THE STATE OF NEW HAMPSHIRE AND THE UNITED STATES DISTRICT ATTORNEY OF THE DISTRICT OF NEW HAMPSHIRE

    The Company and others have received various subpoenas and requests from the preceding entities seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related disclosures. The Company is cooperating fully with these investigations and is complying with these requests.

TYCO PRINTED CIRCUIT GROUP

    As disclosed in Tyco's most recent Form 10-K, in June 2001 Tyco Printed Circuit Group ("TPCG"), a Tyco subsidiary in the Electronics segment, was advised by the office of the U.S. Attorney for the District of Connecticut that TPCG is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at one or more of TPCG's Connecticut manufacturing plants. TPCG also understands that employees at one of these plants are subjects of the investigation, and that the alleged violations relate to violations of applicable permits. TPCG further understands that a former supervisor at its Manchester, Connecticut manufacturing plant who is no longer an employee has pleaded guilty to a felony violation of the Clean Water Act. Tyco management does not believe that the investigation will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. TPCG is cooperating fully in the investigation.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
       10.1 Edward D. Breen employment contract
       10.2 Memo Summarizing Mark H. Swartz's Severance Arrangement
       10.3 Memo Summarizing John Fort's Interim Consulting Arrangement
       10.4 Memo Summarizing Joshua M. Berman's Compensation Arrangement
       99.1 CEO Certification
       99.2 CFO Certification

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed pursuant to Item 5 on May 1, 2002 to include, as an exhibit, the press release of Tyco dated April 25, 2002 announcing that it had terminated its plan to separate into four separate businesses.

    Current Report on Form 8-K filed pursuant to Item 5 on June 4, 2002 to include, as an exhibit, the press release of Tyco dated June 3, 2002 announcing that L. Dennis Kozlowski had resigned as Chairman and Chief Executive Officer and John F. Fort had assumed primary executive responsibility until a permanent replacement was found.

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

Date: August 14, 2002