Form 10-K
period 2002-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2002-12-30
CIK 833444

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

            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                 OR
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                                   001-13836
                            (Commission File Number)

                            ------------------------

                            TYCO INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

                    BERMUDA                                        04-2297459
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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2) Yes /X/  No / /.

    The aggregate market value of voting common shares held by nonaffiliates of registrant was $30,277,630,426 as of December 27, 2002.

    The number of common shares outstanding as of December 20, 2002 was 1,995,888,624.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2003 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

    See pages 31 to 34 for the exhibit index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................     18

Item 3.   Legal Proceedings...........................................     18

Item 4.   Submission of Matters to a Vote of Security Holders.........     22

PART II

Item 5.   Market For the Registrant's Common Shares and Related
          Security Holder Matters.....................................     24

Item 6    Selected Financial Data.....................................     24

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     26

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     26

Item 8.   Financial Statements and Supplementary Data.................     27

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     27

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     28

Item 11.  Executive Compensation......................................     28

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................     28

Item 13.  Certain Relationships and Related Transactions..............     29

Item 14.  Controls and Procedures.....................................     29

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     31

Signatures............................................................     35

Index to Consolidated Financial Statements............................     38

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Tyco International Ltd. ("we" or "Tyco") is a diversified manufacturing and service company that, through its subsidiaries:

    - designs, manufactures, installs, monitors and services electronic security and fire protection systems;

    - designs, manufactures and distributes electrical and electronic components, and designs, manufactures, installs, operates and maintains undersea fiber optic cable communications systems;

    - designs, manufactures and distributes medical devices and supplies and other specialty products; and

    - designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental consulting services.

    See Notes 3 and 4 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

    CIT Group, Inc., ("CIT"), which comprised the operations of the Tyco Capital (financial services) business segment, was sold in an initial public offering in July 2002. See Note 11 to the Consolidated Financial Statements for information regarding the discontinued operations of this former business segment.

    Tyco's operating strategy is to be a low-cost, high-quality producer and provider in each of the markets we serve. We promote our leadership position by investing in existing businesses and developing new markets. Although acquisitions of complementary businesses have been an important part of Tyco's growth in recent years, our current business strategy and near-term actions focus on enhancing internal growth within existing Tyco businesses. We plan to achieve this goal through new product innovation, increased market share, increasing the service and repair components of our existing businesses and continued geographic expansion. While we may continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced for the foreseeable future. Leveraging the strengths of our existing operations, we seek to enhance value for our shareholders through operational excellence and maximization of cash flows. We are also striving to establish the highest standards of corporate governance so that we can earn the respect and confidence of our shareholders, employees, suppliers and customers and the financial community.

I.  FIRE AND SECURITY SERVICES

    Tyco is the world's leading provider of both electronic security services and fire protection services. With fiscal 2002 revenues of $10,637.6 million, our Fire and Security Services businesses comprise approximately 30% of our total revenues from continuing operations. The group's products and services include:

    - designing, manufacturing, installing, monitoring and servicing electronic security systems;

    - designing, manufacturing, installing and servicing a broad line of fire detection, suppression systems, and manufacturing and servicing of fire extinguishers and related products; and

    - providing fully integrated solutions that integrate both electronic security, fire protection and fire detection systems.

ELECTRONIC SECURITY SERVICES

    We are the world's leading provider of electronic security products and services and event monitoring, which includes the monitoring of burglar alarms, fire alarms, heating systems, medical alert systems, such as our Personal Emergency Response Systems, and other activities where around-the-clock monitoring and response is required. We offer regular inspection and maintenance services to ensure that systems will function properly and can be upgraded as technology or risk profiles change. We are also a leading supplier of electronic security solutions to the retail, commercial and industrial market places, through electronic article surveillance, video surveillance, access control, electronic asset protection and security management systems, products and services. These and other security services are provided principally under the ADT trade name.

    Electronically monitored security systems are tailored to our customers' specific needs and involve the installation and use on a customer's premises of devices designed for intrusion detection and access control, as well as reaction to various occurrences or conditions, such as movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These detection devices are connected to microprocessor-based control panels which communicate to a monitoring center, located remotely from the customer's premises, where alarm and supervisory signals are received and recorded. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer's premises. In some instances, the customer may monitor the system at its own premises or the system may be connected to local fire or police departments.

    Whether systems are monitored by the customer at its premises or connected to one of our monitoring centers, we usually provide support and maintenance through service contracts. Systems installed at commercial customers' premises may be owned by us or by our customer. We usually retain ownership of standard residential systems, but more sophisticated residential systems are normally purchased by our customers.

    We market our electronic security services to commercial and residential customers through both a direct sales force and an authorized dealer network. During fiscal 2002, we refocussed our authorized dealer program, encouraging growth in some geographic areas while curtailing activities in others, as part of an enhanced focus on return on investment. A separate national accounts sales force services most commercial customers. We also utilize advertising, telemarketing and direct mail to market our services.

    Our commercial customers include financial institutions, industrial and commercial businesses, federal, state and local governments, defense installations, and health care and educational facilities. We provide residential electronic security services primarily in North America and Europe, with a growing presence in the Asia-Pacific region. Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage. It has been our experience that commercial and residential contracts are generally renewed after their initial terms. Contract discontinuances occur principally as a result of customer relocation or closure.

    We out-source most of the electronic components we install. We manufacture certain alarm, detection and activation devices and central monitoring station equipment both for installation by us and for sale to other installers.

    The security business in North America is highly competitive, with a number of major firms and some 12,000 smaller regional and local companies. Similarly, Tyco competes with several national companies and several thousand regional and local companies in Europe, the Middle East, the Asia-Pacific region, Latin America and South Africa. Competition is based primarily on price in relation to quality of service. We believe that the quality of our electronic security services is higher than that of many of our competitors and, therefore, our prices may be higher than those charged by our competitors.

FIRE PROTECTION CONTRACTING AND SERVICES

    We design, fabricate, install and service automatic fire sprinkler systems, fire alarm and detection systems and special hazard suppression systems in buildings and industrial plants, as well as respiratory systems and other life-saving devices. Tyco's fire protection businesses utilize a worldwide network of sales offices, operating globally under various trade names including SimplexGrinnell, Wormald, Mather & Platt, Total Walther, O'Donnell Griffin, Dong Bang, Zettler, Ansul, Scott and Tyco.

    We install fire protection systems in both new and existing structures. Our fire protection systems are purchased by owners, architects, construction engineers and mechanical or general contractors. In recent years, the retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire protection systems, especially in hotels, healthcare facilities, educational establishments and other buildings accessible to the general public. We continue to focus on system maintenance and inspection, which have become more significant parts of our business.

    The majority of the fire suppression systems installed by Tyco are water-based. However, we are also the world's leading provider of custom designed special hazard fire protection systems which incorporate specialized extinguishing agents such as foams, dry chemicals and gases. These are often especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, telecommunications, mining and marine applications.

    In Australia, New Zealand and Asia, Tyco engages in the installation of electrical equipment in new and existing structures and provides specialized electrical contracting services, including applications for railroad and bridge construction, primarily through its O'Donnell Griffin division.

    The majority of the mechanical components (and, in North America, a high proportion of the pipe) used in our fire protection systems are manufactured by Tyco's Engineered Products and Services division. We use computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates the fabrication and delivery of system components. We also have fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation.

    Our Ansul subsidiary manufactures and sells various lines of dry chemical, liquid and gaseous portable fire extinguishers and related products for industrial, government, commercial and consumer applications. Ansul also manufactures and sells special hazard fire suppression systems designed for use in restaurants, marine applications, mining applications, the petrochemical industry and confined industrial and commercial spaces housing electronic and other delicate equipment. Ansul also manufactures spill control products designed to absorb, neutralize and solidify spills of hazardous materials.

    Competition in the fire protection contracting business varies by region. In North America, Tyco competes with hundreds of smaller contractors on a regional or local basis for the installation of fire protection, alarm and detection systems. In Europe, Tyco competes with many regional or local contractors on a country-by-country basis. In Australia, New Zealand and Asia, we compete with a few large fire protection contractors, as well as with many smaller regional or local companies. Tyco competes for fire protection systems contracts primarily on the basis of price, service and quality.

II. ELECTRONICS

    Tyco is the world's leading supplier of passive electronic components and a leading provider of undersea fiber optic networks and services. With fiscal 2002 revenues of $10,528.0 million, our

Electronics businesses comprise approximately 30% of our total revenues from continuing operations. The group's products and services include:

    - designing, engineering and manufacturing electronic connector systems, fiber optic components, wireless devices, heat shrink products, circuit protection devices, magnetic devices, wire and cable, relays, sensors, touch screens, smart card components, identification and labeling products, energy systems, power products, printed circuit boards and assemblies, electronic modules, application tooling, switches and battery assemblies; and

    - designing, manufacturing, installing, operating and maintaining undersea fiber optic cable communications systems through Tyco Telecommunications and selling bandwidth on our own cable network.

TYCO ELECTRONICS

    Tyco Electronics designs, manufactures and markets a broad range of electronic, electrical and electro-optic passive and active devices and a number of interconnection systems and connector-intensive assemblies, as well as wireless products including radar sensors, global positioning satellite systems components, silicon and gallium arsenide semiconductors and microwave sub-systems. Tyco Electronics' products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved. Tyco Electronics manufactures and sells more than 500,000 parts in over 750 global product lines, including power systems, terminals, fiber optic components, printed circuit board and cable connectors and assemblies, cable and cabling systems, and related application tools and application tooling equipment. Products are sold under the AMP, Agastat, Axicom, Augat, Buchanon, Critchley, Dulmison, Elo-Touch, M/A-COM, Potter & Brumfield, Raychem, Schrack and Tyco Electronics tradenames, among others.

    Tyco Electronics markets via direct sales and distributors to customers including original equipment manufacturers ("OEMs") and their subcontractors, utilities, government agencies, value-added resellers and those who install, maintain and repair equipment. For the fiscal year ended September 30, 2002, direct sales represent 86% of revenue while the remaining revenue is via distributors. These customers are found in the automotive, communications, computer, aerospace, military, household appliance, industrial machinery and equipment, consumer electronics, commercial energy and networking industries. In total, Tyco Electronics serves over 250,000 customers located in over 55 countries, and maintains a strong local presence in the geographic areas in which it operates, including the Americas, Europe and the Asia-Pacific region.

    The markets that Tyco Electronics operates in are highly competitive. Tyco Electronics faces competition across its product lines from other companies ranging in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition is on the basis of breadth of product offering, product innovation, price, quality and service.

TYCO TELECOMMUNICATIONS

    Tyco Telecommunications is a leading provider of undersea fiber optic networks and services. Tyco Telecommunications' products and services include: designing, manufacturing and installing undersea cable communications systems; servicing and maintaining major undersea cable networks; and designing, manufacturing and installing a global undersea fiber optic network, known as the Tyco Global Network-TM- ("TGN"). Tyco Telecommunications operates, maintains and sells bandwidth capacity on the TGN. In the near term, due to market conditions in the telecommunications industry, the focus of Tyco Telecommunications is on maintenance services on existing systems and selling bandwidth capacity on the TGN.

III. HEALTHCARE AND SPECIALTY PRODUCTS

    Tyco is a world leader in the medical products industry and has a strong leadership position in the plastics industry. With fiscal 2002 revenues of $9,777.4 million, our Healthcare and Specialty Products businesses comprise approximately 27% of our total revenues from continuing operations. The group's products include:

    - a wide variety of medical devices and supplies, including laparoscopic instruments; sutures and surgical staplers; electro-surgical instruments; pulse oximeters; ventilators; imaging reagents; needles and syringes; products for vascular therapy and wound care; bulk and unit dose pharmaceuticals; and retail brand adult incontinence care, infant care and feminine hygiene products; and

    - polyethylene film and film products such as flexible plastic packaging; plastic bags and sheeting; coated and laminated packaging materials; tapes and adhesives; plastic garment hangers; disposable dinnerware; and pipeline coatings for the oil, gas and water distribution industries.

TYCO HEALTHCARE GROUP

    The Tyco Healthcare Group consists of seven primary business units: Medical, Surgical, Respiratory, Imaging, Pharmaceutical, Retail and International.

    The Medical Division consists primarily of Kendall, Sherwood and Ludlow Technical Products. Tyco Healthcare's Medical Division manufactures and markets a broad range of wound care products; needles and syringes; sharps disposables; vascular therapy products; electrodes; operating room kits and trays; urological care products; enteral feeding products; incontinence care products; and nursing care products to hospitals, surgi-centers, alternate care facilities and homes.

    The Medical Division consists of many market-leading brands such as KERLIX and CURITY wound care dressings, WINGS adult incontinence products, SCD compression devices, T.E.D. anti-embolism stockings, MONOJECT needles and syringes, SHARPSAFETY needle stick prevention products and KANGAROO enteral feedings systems. Ludlow Technical Products' significant brands are DEVON O.R. surgical kits, and MEDI-TRACE diagnostic and monitoring electrodes.

    The Surgical Division comprises the following companies: United States Surgical, Davis & Geck ("USS/DG"), Valleylab and Radionics. This group of companies develops, manufactures and markets a broad spectrum of widely recognized surgical products that are used in operating rooms worldwide. Some of these products are also used in emergency rooms, surgi-centers and physician offices.

    U.S. Surgical is a market leader in innovative wound closure products and advanced surgical devices. Its Auto Suture division offers a complete line of surgical devices and laparoscopic instruments for general and specialty procedures. Its USS/DG division offers a fully integrated suture line that combines U.S. Surgical's reputation as an innovator with Davis & Geck's century of specialized suture experience. Leading brand names for U.S. Surgical include ENDO GIA and VITAL VUE endoscopic instruments, DEXON sutures and PREMIUM skin staplers.

    Valleylab is a leading manufacturer and marketer of a wide array of electro-surgical and ultrasonic devices, as is Radionics, which produces devices for neurosurgery, neurological pain treatment and radiation therapy. Among Valleylab and Radionics' leading brand names are the FORCE FX electro-surgical generator; the LIGASURE vessel occlusion system; the CUSA EXCEL ultrasonic surgical system; and the COOL-TIP RF system.

    Tyco Healthcare's Respiratory Group consists of the Nellcor, Mallinckrodt Critical Care and Puritan Bennett businesses. This division develops and markets an extensive line of products and services that: help facilitate and monitor anesthesia; diagnose and treat respiratory disease; and provide life support for critically ill patients. These products are sold around the world and are used in the hospital and the home.

    Nellcor continues to drive advancements in pulse oximetry technology with the recent introduction of the OXIMAX pulse oximetry system. For critically ill patients or for those undergoing surgery, the MALLINCKRODT endotracheal, the SHILEY tracheostomy tubes and the DAR breathing systems are industry leaders. Puritan Bennett is known around the world for its critical care ventilators, and recently released HELIOS liquid oxygen system for patients in need of oxygen therapy at home.

    Mallinckrodt Imaging is devoted to improving the diagnostic sciences of X-ray, MRI and Nuclear medicine. By developing, manufacturing, and marketing contrast agents, radiopharmaceuticals and delivery systems, Mallinckrodt Imaging helps enhance the utility and quality of images obtained via these procedures. For nearly a century, Mallinckrodt Imaging has partnered with radiologists, cardiologists, urologists and nuclear medicine physicians to improve the quality of diagnosis in multiple disease states through well known branded products including CONRAY and OPTIRAY X-ray contrast media agents, OPTIMARK MRI contrast media agents and thallium and MAG3 radiopharmaceutical agents. The Mallinckrodt family of imaging products is sold into hospitals, radiopharmacies and alternate site imaging centers throughout the world.

    Tyco Healthcare's Mallinckrodt Pharmaceutical Division comprises three businesses--Bulk Pharmaceuticals (active pharmaceutical ingredients), Dosage Pharmaceuticals and Specialty Chemicals. These businesses are connected by common chemical manufacturing technology and shared facilities. The Bulk Pharmaceuticals business is the largest producer of narcotics in the United States and of acetaminophen worldwide. Ninety-five percent of these products are used within the pharmaceutical industry to manufacture dosage form drugs. The Dosage Pharmaceuticals segment has three distinct segments: generic narcotic pharmaceuticals, branded central nervous systems products and contract pharmaceutical manufacturing for third parties. These products are sold to major wholesalers and drug store chains. The Specialty Chemicals business includes a wide array of specialty chemicals targeted at: research and development and analytical laboratories; process materials used to manufacture biopharmaceuticals; and specialty chemicals used to manufacture semiconductor chips, many of which are sold under the J.T. Baker name.

    The Retail Division of Tyco Healthcare consists of the Confab and Paragon Trade Brands businesses. This division develops, manufactures and markets a wide variety of retail brand products for the United States and Canadian retail markets. The Retail Division supplies a broad majority of retail mass merchandisers, food stores and drug stores in these markets. The division is recognized within continental North America as the industry leader for retail brand adult incontinent care, infant care and feminine hygiene products. Through our "first-to-market" approach, Tyco Healthcare's Retail Division helps retailers such as Wal-Mart, Target, Kroger, Albertson's, CVS, Walgreens, Loblaw and Toys R Us manage their categories and build their own store brand presence with the high-quality products consumers demand.

    Tyco Healthcare International is responsible for the marketing, distribution and export of all Tyco Healthcare Group products (excluding pharmaceuticals) outside of the United States. Tyco Healthcare International markets directly to hospitals and medical professionals, as well as through independent distributors, with a worldwide presence. Although the mix of product lines offered varies from country to country, its operations are organized primarily into four geographic regions: Europe, Japan, the Asia-Pacific region and Latin America.

    Tyco Healthcare's competitors include Johnson & Johnson, Becton Dickinson and C.R. Bard, among others, and competition is based on breadth of product offerings, quality of product, service and price.

TYCO PLASTICS AND ADHESIVES

    Tyco Plastics & Adhesives consists of Tyco Plastics, A&E Products, Tyco Adhesives and Ludlow Coated Products.

    Tyco Plastics manufactures polyethylene-based film, packaging products, bags and sheeting in a wide range of sizes, gauges, strengths, stretch capacities, clarities and colors. Tyco Plastics' products include: RUFFIES, a national brand consumer trash bag sold to mass merchants, grocery chains and other retail outlets, and FILM-GARD, a leading plastic sheeting product sold to consumers and professional contractors through Do-It-Yourself outlets, home improvement centers and hardware stores. FILM-GARD products are produced in various sizes for a variety of uses, including painting, renovation, construction, landscaping and agriculture. Additionally, in the United States, Tyco Plastics is the largest producer of stretch film, the largest producer of can liners for the away-from-home market, and a leading supplier of custom packaging products used for primary food packaging and the beverage industries. Tyco Plastics sells its products directly to retailers for resale, to distributors for resale or directly to end-users. Tyco Plastics competes with other nationally recognized brands as well as many smaller regional producers on the basis of price, delivery, breadth of product line and specialized product capabilities. Manufacturing facilities are located throughout the United States, Canada and the United Kingdom to ensure superior customer service and competitive transportation costs.

    A&E Products is the leading manufacturer of plastic garment hangers worldwide, operating from over 50 distribution points in 30 countries. A&E Products also operates hanger-recycling facilities in the United States and Europe. The reused hangers are purchased from various retailers and then sorted, processed and packaged for sale back to the apparel market. A&E Products' Catering division manufactures and markets disposable dinnerware products to the retail and foodservice industries. The Catering division markets their many product lines under brand names including SCROLLWARE, PRESTIGE, LEGACY and their newest line, OPULENCE.

    The Tyco Adhesives division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection products for oil, gas and water pipelines. Tyco Adhesives also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide, and manufactures cloth and medical tapes for Tyco Healthcare and others. Products are sold under the MANULI tapes, POLYKEN, NASHUA tape, RAYCHEM, BETHAM, NATIONAL and PATCO brand names.

    Ludlow Coated Products produces a variety of specialty laminates and coated products principally derived from paper, film, foil and fabrics. Ludlow markets its specialty laminates and coated products through its own sales force and through independent manufacturers' representatives. Ludlow competes with many large manufacturers of laminates and coated products on the basis of price, service, marketing coverage and custom application engineering, and sells its products to manufacturers, producers and converters. It has various specialized competitors in different markets.

IV. ENGINEERED PRODUCTS AND SERVICES

    Tyco is the world's leading manufacturer of industrial valves and controls. With fiscal 2002 revenues of $4,700.7 million, our Engineered Products and Services businesses comprise approximately 13% of our total revenues from continuing operations. The group's products and services include:

    - manufacturing and servicing valves and related devices, as well as other engineered products solutions;

    - manufacturing steel pipe and tubular goods and electrical raceway products, including steel conduit, pre-wired armored cable, flexible conduit, steel support systems and fasteners, cable tray and cable ladder;

    - providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets; and

    - manufacturing and distributing of fire sprinkler devices, valves, steel pipe and fittings and pipe couplings used in commercial, residential and industrial fire protection systems.

    Tyco Engineered Products and Services comprises four primary business units:
Tyco Flow Control, Tyco Electrical & Metal Products, Tyco Infrastructure Services and Tyco Fire & Building Products.

TYCO FLOW CONTROL

    Tyco Flow Control manufactures both standard and highly specialized gate, globe, check, butterfly, ball, safety relief and other valves in a wide variety of configurations, body types, materials, pressure ratings and sizes. We also manufacture related equipment, instrumentation and products such as valve actuators, gauges, positioners, valve control systems and vapor control products. These products are manufactured in Tyco's facilities located in North America, Europe, South America and the Asia-Pacific region. The group's products are used in various applications including power generation, chemical, petrochemical, oil and gas, water distribution, wastewater, pulp and paper, commercial irrigation, mining, industrial process, food and beverage, plumbing and HVAC. Tyco Flow Control also provides engineering, design, inspection, maintenance, repair and commissioning services.

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

    We sell valves and related products in most geographic areas directly through our internal sales force and in some geographic areas through a network of independent distributors and manufacturers' representatives. The valve industry is highly fragmented and we compete against a number of international, national and local manufacturers as well as against specialized manufacturers on the basis of price, delivery, breadth of product line and specialized product capability.

    In Australia, Tyco Flow Control also manufactures ductile iron and steel pipe, steel pipe fittings, valves and related products primarily for the water industry at several locations under the trade name Tyco Water. We also manufacture a line of plastic pipe and fittings in Australia and Malaysia.

    Tyco Thermal Controls manufactures and sells self-regulating and polymeric heaters, mineral insulated heaters and cable products, specialty heaters and related controllers and instrumentation. These products are sold under the Raychem HTS, Pyrotenax and Isopad brand names on a worldwide basis. Our Tracer Industries unit provides turnkey design, installation and service of industrial heat tracing systems.

TYCO ELECTRICAL & METAL PRODUCTS

    Tyco Electrical & Metal Products manufactures electrical raceway and related products primarily in North America and Europe. Our products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, Allied Tube & Conduit ("Allied") is the leading manufacturer of steel electrical conduit, and AFC Cable Systems is the leading manufacturer of steel and aluminum pre-wired armored cable. Georgia Pipe manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the Powerstrut, Unistrut and T.J. Cope trade names.

    Allied manufactures and distributes welded steel tube products in North America and in the United Kingdom. In the United Kingdom, welded and drawn steel tubing is manufactured under the trade names of Newman Monmore, Newman Phoenix, Tyco Tube Components and HUB LeBas. We manufacture and distribute specialty steel strip products in the United Kingdom under the JB&S Lees, Firth Cleveland Steel Strip and Ductile Stourbridge trade names. In Brazil, tube is manufactured and sold under the trade names of Frefer and Dinaco. These businesses serve a wide spectrum of customers and applications ranging from automotive, fire protection, security and safety containment, recreational equipment, commercial construction and traffic control systems. Products compete on the basis of price, availability and breadth of product line.

TYCO FIRE & BUILDING PRODUCTS

    Tyco Fire & Building Products manufactures and sells a wide variety of products to fire protection contractors and fabricators of fire protection systems. These products include a complete line of fire sprinkler devices, specialty valves, plastic pipe and pipe fittings and ductile iron pipe couplings. We manufacture these products in the United States, the United Kingdom, Germany, China and Malaysia and sell them under the GEM, Star, Central, Grinnell and Central Spraysafe brand names. In North America, a complete line of sprinkler pipe is manufactured by our metal products unit (Allied), thus enabling us to offer a complete line of fire protection systems and services. Tyco also produces a complete line of specialty fastening products for the building industry that are manufactured in the United Kingdom under the trade names of Lindapter and Ancon and metal framing and support products that are manufactured in the United Kingdom and Germany.

    Central Sprinkler maintains a network of distribution facilities in the United States that stock and sell a full line of fire protection products directly to contractors and installers. GEM Sprinkler and Star Sprinkler sell fire protection products through a network of independent distributors. In Canada, Central America, South America and the Asia-Pacific region, we sell fire protection products through independent distribution and in some cases directly to fire protection contractors. In Europe and the Middle East, we operate a number of company-owned distribution facilities which stock and sell a full line of fire protection, mechanical, building products and other flow control products. Competition for the sale of fire products is based on price, delivery, breadth of product line and specialized product capability. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

TYCO INFRASTRUCTURE SERVICES

    Tyco Infrastructure Services provides a broad range of environmental, consulting and engineering services through its Earth Tech business. Earth Tech's principal services consist of a full-spectrum of water, wastewater, environmental and hazardous waste management services. We also provide infrastructure and transportation design and construction services for institutional, civic, commercial and industrial clients; design, construction management, project financing and facility operating services for water and wastewater treatment facilities for municipal and industrial clients; and transportation engineering and consulting. Earth Tech operates through a network of offices in the United States, Canada, the United Kingdom, Ireland, Mexico, Brazil, Germany, Portugal, Sweden, China, Australia and Thailand. Earth Tech competes with a number of international, national, regional and local companies on the basis of price and the breadth and quality of services.

BACKLOG

    At September 30, 2002, we had a backlog of unfilled orders of $11,591.3 million, compared to a backlog of $11,174.2 million at September 30, 2001. We expect that approximately 79% of our backlog at September 30, 2002 will be filled during fiscal 2003. Backlog by reportable industry segment is as follows ($ in millions):

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
Fire and Security Services.............................  $ 6,811.2   $ 6,252.9
Engineered Products and Services.......................    2,263.9     2,023.0
Electronics............................................    2,076.5     2,719.9
Healthcare and Specialty Products......................      439.7       178.4
                                                         ---------   ---------
                                                         $11,591.3   $11,174.2
                                                         =========   =========

    Backlog for Fire and Security Services includes recurring "revenue in force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of recurring revenue in force at September 30, 2002 and 2001 is $3,492.0 million and $3,099.6 million, respectively. Within the Fire and Security Services segment, backlog increased primarily due to an increase in recurring revenue in force as a result of growth in certain geographies in ADT's dealer program, offset in part by the curtailment, and in certain end-markets, the termination of the ADT dealer program. Backlog also increased due to growth at our U.K. Fire Protection business and the acquisition of Sensormatic, which resulted in an addition of approximately $57 million to backlog.

    Backlog for Engineered Products and Services increased primarily due to acquisitions completed in fiscal 2002. Fiscal 2001 backlog for this segment has been increased by $175.1 million as a result of certain long term contracts not previously reported offset by an adjustment to reflect net revenues instead of gross revenues at Tyco Infrastructure Services. Of the $643.4 million decrease within the Electronics segment, backlog decreased approximately $500 million as there were no new contracts for undersea cable communication systems signed in fiscal 2002 as a result of the downturn in the telecommunications industry. Backlog also decreased in the electronics components group due to the cancellation and/or delay of orders by customers primarily in end-markets including the communications, computer and consumer electronics industries. Backlog in the Healthcare and Specialty Products segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Specialty Products segment to be a significant indicator of the level of future sales activity.

PROPERTIES

    Our operations are conducted in facilities throughout the world aggregating approximately 126.5 million square feet of floor space, of which approximately
69.5 million square feet are owned and approximately 57.0 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

    Within the Fire and Security Services segment, the fire protection contracting and service business operates through a network of offices located in North America, Central America, South America, Europe, the Middle East and the Asia-Pacific region. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand, South Korea and Japan. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in North America, Europe, the Asia-Pacific region, Latin America and South Africa. The Fire and Security Services segment occupies approximately
27.5 million square feet, of which 5.7 million square feet are owned and
21.8 million square feet are leased.

    The Electronics segment has manufacturing facilities in North America, Central and South America, Europe, Asia and Australia. The group occupies approximately 34.6 million square feet, of which 22.5 million square feet are owned and 12.1 million square feet are leased.

    The Healthcare and Specialty Products segment has manufacturing facilities in North America, Europe and Asia. The group occupies approximately
35.3 million square feet, of which 22.5 million square feet are owned and
12.8 million square feet are leased.

    The Engineered Products and Services segment has manufacturing, warehouses and distribution centers throughout North America, Europe, the Asia-Pacific region and Central and South America. The group occupies approximately
28.8 million square feet, of which 18.8 million square feet are owned and
10.0 million square feet are leased.

    In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 20 to Consolidated Financial Statements for a description of our rental obligations.

RESEARCH AND DEVELOPMENT

    The amounts expended for Tyco-sponsored research and development during fiscal 2002, fiscal 2001 and fiscal 2000 were $633.4 million, $572.0 million and $527.5 million, respectively. Customer-funded research and development expenditures were $20.4 million, $40.4 million and $18.6 million, respectively.

    Approximately 5,842 full-time scientists, engineers and other technical personnel were engaged in our product research and development activities as of September 30, 2002.

    Research activity at Tyco Electronics focuses specifically on new product development and a continuous expansion of technical capabilities. Tyco Healthcare focuses on technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies and on acquiring rights to new products. Research activity in Fire and Security Services relates mostly to the design of fire and intrusion alarm products and emergency alarm systems, as well as products related to electronic article surveillance. The Engineered Products and Services segment focuses on improvements in hydraulic design which controls the motion of fluids, resulting in new fire protection devices and flow control products.

RAW AND OTHER PURCHASED MATERIALS

    We are a large buyer of steel and plastic resin in the United States. We are also a large buyer of copper, brass, gold, electronic components, chemicals and additives, thin and flexible copper clad materials, zinc, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the components used in the Fire Protection business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Our electronic security systems are purchased from suppliers and are manufactured to our specification. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. We actively manage our exposure to prices in base and precious metals by the usage of forward contracts with banks that have at least an A+/A1 credit rating by S & P and Moody's. In addition, long-term supply contracts, using fixed or variable pricing are entered into in order to manage our exposure to potential supply disruptions.

PATENTS AND TRADEMARKS

    We own a portfolio of patents, which principally relate to electrical and electronic products, healthcare and specialty products, fire protection devices, electronic security systems, flow control products, pipe and tubing manufacture and cable manufacture. We also own a portfolio of trademarks and are a licensee under various patents. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management the loss of any single patent or group of patents would not materially affect the conduct of the business in any of our segments. In several cases, one product may be sold under more than one tradename, which also helps minimize risk. In addition, management believes that the likelihood of losing key patents or trademarks is remote. The patents and licenses have estimated useful lives ranging from 5 to 40 years. As of September 30, 2002, we had approximately $140.1 million of trademarks not subject to amortization.

EMPLOYEES

    Tyco employed approximately 267,500 people at September 30, 2002, of which approximately 113,600 are employed in the United States and 153,900 are outside the United States. We have collective bargaining agreements with labor unions covering approximately 66,900 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions are generally satisfactory. In April 1994, following lengthy negotiations, contracts between our Grinnell subsidiary and a local union of the United Association of Plumbers and Pipefitters was not renewed. Employees in those locations, representing 64% of Grinnell Fire Protection's North American union employees at the time, went on strike. The strike ended in January 2001. In January 2002, Grinnell Fire Protection and Simplex Time Recorder Co. began doing business as SimplexGrinnell LP (an indirect wholly-owned subsidiary of Tyco). SimplexGrinnell has reinstated relevant terms of the expired collective bargaining agreement and has resumed negotiations with the local union over a new agreement. SimplexGrinnell is currently participating in a proceeding to determine what payments are necessary to compensate certain employees (approximately 2% of SimplexGrinnell's employee population) for losses they may have experienced as a result of changes in their wages and benefits that Grinnell implemented in 1994. The action has not had, and is not expected to have, any material adverse effect on our business or results of operations.

PROPOSED LEGISLATION

    In the normal course of business, we provide services and sell products to various government agencies. Changes in legislation or governmental policies can have an impact on our worldwide operations. We are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. Tyco became a Bermuda-based company as a result of the 1997 business combination of Tyco International Ltd., a Massachusetts corporation, and ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's). Currently, Tyco's revenues related to U.S. federal government contracts account for less than 3% of net revenues for the fiscal year ended September 30, 2002. In addition, various state and other municipalities in the U.S. have proposed similar legislation. There is also other similar proposed tax legislation which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area.

    See Item 3. "Legal Proceedings" for a description of investigations initiated by certain government agencies.

ENVIRONMENTAL MATTERS

    We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things, the generation, storage, use and transportation of hazardous materials; emissions or discharges into the ground, air or water; and the health and safety of our employees. Compliance with environmental laws, however, has not had, and based on current information and applicable laws, is not expected to have, a material adverse effect upon our capital expenditures, earnings or competitive position. See Item 3. "Legal Proceedings" for a description of a pending legal proceeding regarding alleged Clean Water Act violations involving one of our businesses within the Electronics segment.

    Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of or exposure to hazardous substances. We have received notification from the United States Environmental Protection Agency, and from state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous wastes require cleanup and other possible remedial action and may be the basis for monetary sanctions. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations.

    The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $160 million to $460 million. As of September 30, 2002, we believe that the best estimate within this range is approximately
$248 million, of which $221 million is included in accrued expenses and other current liabilities and $27 million is included in other long-term liabilities on the Consolidated Balance Sheet. Included within the $248 million is $193 million related to the acquisition of Mallinckrodt. In view of our financial position and reserves for environmental matters of $248 million, we believe that any potential payment of such estimated amounts or additional monetary sanctions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING IN OUR PUBLICLY-TRADED SECURITIES. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. OUR BUSINESS IS ALSO SUBJECT TO THE RISKS THAT AFFECT MANY OTHER COMPANIES, SUCH AS COMPETITION, TECHNOLOGICAL OBSOLESCENCE, LABOR RELATIONS, GENERAL ECONOMIC CONDITIONS, GEOPOLITICAL CHANGES AND INTERNATIONAL OPERATIONS. ADDITIONAL RISKS NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND OUR LIQUIDITY.

RISKS RELATING TO RECENT DEVELOPMENTS AT TYCO

    CONTINUING NEGATIVE PUBLICITY MAY ADVERSELY AFFECT OUR BUSINESS.

    As a result of actions taken by our former senior management, Tyco has been the subject of continuing negative publicity focusing on former senior management's actions. Some of these press reports have suggested that the accounting treatment of several of our prior acquisitions may have been improper, that certain of our operating companies may have improperly conducted business or recorded revenues and assets and that information may have been withheld from the SEC in connection with an inquiry into our accounting practices. As a result of this negative publicity, the prices of our publicly traded securities have declined significantly and we have experienced reluctance on the part of certain customers and suppliers to continue working with us on customary terms. A number of suppliers have requested letters of credit to support our purchase orders. We also believe that many of our loyal employees are operating under stressful conditions. Continuing negative publicity could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

    PENDING LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

    As a result of actions taken by our former senior management, Tyco and certain members of our former senior management are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, a number of derivative actions and several ERISA claims, and are subject to an SEC inquiry and investigations by the District Attorney of New York County and the U.S. Attorney for the District of New Hampshire. We recently signed a consent agreement with the State of New Hampshire Bureau of Securities Regulation that resolved the Bureau's investigation into the conduct of Tyco's previous management, pursuant to which we agreed to pay a total of $5 million as an administrative settlement to the State of New Hampshire and paid $100,000 to cover the cost of the Bureau's investigation. We may be obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters. In addition, our insurance carrier may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matters. We believe that we have meritorious defenses and we are vigorously defending these matters. However, we are currently unable to estimate what our ultimate liability, if any, in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that are material.

    OUR SENIOR MANAGEMENT TEAM IS NEW TO TYCO AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO MATTERS ARISING FROM ACTIONS OF PRIOR MANAGEMENT.

    In the past few months, we have replaced our senior management team with entirely new members and our entire board of directors determined not to stand for reelection at our next annual general meeting of shareholders. It will take some time for our new management team and our new board of directors to learn about our various businesses and to develop strong working relationships with our cadre of operating managers at our various subsidiary companies. Our new senior management team's ability to complete this process is hindered by their need to spend significant time and effort dealing with internal and external investigations, developing effective corporate governance procedures, strengthening reporting lines and reviewing internal controls. During this period and in order to complete this process, our new executives will be in part dependent on advisors, including certain former directors. We cannot assure you that this major restructuring of our board of directors and senior management team will not adversely affect our results of operations, at least in the near term, especially in light of the significant attention they are required to devote to such other matters.

    CONTINUED SCRUTINY RESULTING FROM ONGOING GOVERNMENT INVESTIGATIONS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    We and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and result of these various investigations will not be material and adverse to our business, financial condition and liquidity.

    Tyco and its subsidiaries' income tax returns are routinely examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting such proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We believe but cannot assure you that ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our results of operations, financial position or cash flows.

    ONGOING SEC STAFF REVIEW

    As of the filing date of this Form 10-K, we continue to be engaged in a dialogue with the SEC's Division of Corporation Finance, as part of a routine review of our periodic filings. While we believe that we have resolved the material accounting issues prior to filings there can be no assurance that the resolution of the remaining comments issued by the Staff will not necessitate one or more amendments to this or prior periodic reports.

    INSTANCES OF BREAKDOWNS IN OUR INTERNAL CONTROLS AND PROCEDURES COULD HAVE AN ADVERSE EFFECT ON US.

    We learned of instances of breakdowns of certain internal controls during fiscal 2002. This began in January 2002 when our Board of Directors learned of an unauthorized payment to our former Lead Director, Frank E. Walsh, and eventually led to the Board replacing our senior management team. These instances included abuse of our employee relocation loan programs, unapproved bonuses, attempted unauthorized credits to employee loans, undisclosed compensation arrangements, unreported perquisites, self-dealing transactions and other misuses of corporate trust, and have been widely reported in the press. We believe the publicity resulting from such instances negatively impacted our results of operations and cash flow in fiscal 2002. In addition, such publicity contributed to a deterioration in our financial condition as we lost access to the commercial paper market and credit ratings on our term debt declined during fiscal 2002 from ratings as of the end of fiscal 2001. See Item 14. "Controls and Procedures".

RISKS RELATING TO OUR BUSINESS

    CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS HAVE AFFECTED AND MAY CONTINUE TO ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Our operating results in some of our markets can be affected adversely by the general cyclical pattern of those industries. For example, in our Fire and Security Services segment, demand for our products and services is significantly affected by levels of new home and commercial construction and consumer and business discretionary spending. Most importantly, our core electronics business is heavily dependent on the end markets it serves and therefore has been affected by the weak demand and declining capital investment in the communications, computer, consumer electronics, industrial machine and aerospace industries. This cyclical impact can be amplified because some of our business segments purchase products from other business segments. For example, our Fire and Security Services segment purchases sprinkler and other components for fire protection systems from our Engineered Products and Services segment. Therefore, a drop in demand for our fire prevention products, due to lower new residential or office construction or other factors, can cause a drop in demand for certain of our engineered products.

    OUR OPERATIONS EXPOSE US TO THE RISK OF MATERIAL ENVIRONMENTAL LIABILITIES.

    We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges into the ground, air or water; and the health and safety of our employees. Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of or exposure to hazardous substances. In addition, we remain responsible for certain environmental issues at manufacturing locations sold by us. As described under "Business--Environmental Matters", we are involved in a number of projects to investigate and remediate environmental contamination at hazardous waste disposal sites and various current and former manufacturing facilities.

    The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $160 million to $460 million. As of September 30, 2002, we believe that the best estimate within this range is approximately $248 million, of which $221 million is included in accrued expenses and other current liabilities and $27 million is included in other long-term liabilities on the Consolidated Balance Sheet. We can not assure you that the cost of cleanup will not exceed our estimates or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. The Office of the U.S. Attorney for the District of Connecticut initiated in June 2001 an investigation of one of the subsidiaries in our Electronics segment. Subsequently, we were notified that the subsidiary was the target of a federal Grand Jury investigation concerning alleged Clean Water Act violations. We understand that the government investigation concerns manufacturing facilities in Manchester and Stafford, Connecticut. We also understand that employees at these plants are subjects of the investigation. A former supervisor at the Manchester plant (who is no longer an employee) has pleaded guilty to a felony violation of the Clean Water Act. We do not believe that the investigation will have a material impact on the financial condition of our company and its subsidiaries, taken as a whole. We are cooperating fully in the investigation.

    WE MAY BE REQUIRED TO RECOGNIZE ADDITIONAL IMPAIRMENT CHARGES IN CONNECTION WITH TYCO TELECOMMUNICATIONS.

    The undersea cable network industry continues to experience massive overcapacity, extensive system underutilization and very competitive pricing. We expect that the insolvency of various industry participants will create further downward pressure on prices. We periodically review the carrying value of Tyco Telecommunication's systems to determine if it exceeds their fair value. As a result of these reviews we recorded a charge of $2.5 billion in fiscal 2002 related to the impairment of the Tyco Global Network. We cannot assure you that continuing pricing pressure, or technological advances that may cause Tyco Telecommunication's systems to become obsolete, will not require us to recognize further impairments in the future. The amount of the TGN remaining on the balance sheet as of September 30, 2002 was $581.6 million.

    OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

    We are highly leveraged. As of September 30, 2002, our total indebtedness was $24,205.8 million, our shareholders' equity was $24,790.6 million and our ratio of debt to equity was 1 to 1. We must repay $7,719.0 million of debt maturing within the next fiscal year. Based on our current projected cash flows, we believe that we have sufficient funds to repay debt maturing within the next fiscal year. However, we intend to refinance a portion of our indebtedness. Our ability to refinance this indebtedness will depend, in part, on events beyond our control, including the results of ongoing litigation and governmental investigations and actions taken by rating agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Our substantial indebtedness could have important consequences. For example, it could:

    - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

    - increase our vulnerability to general adverse economic and industry conditions;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

    - restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

    - increase the difficulty or cost to us of refinancing such indebtedness.

    WE MAY NOT BE ABLE TO GROW OUR BUSINESS AT THE SAME RATE AS WE HAVE IN THE RECENT PAST DUE TO REDUCED ACQUISITION ACTIVITY AND CAPITAL CONSTRAINTS.

    Acquisitions of complementary products and businesses have been an important part of Tyco's growth in recent years. Our current business strategy and near-term actions will focus on conserving cash and enhancing internal growth within our existing businesses. Our business requires substantial capital expenditures for new technology and product innovation, expansion or replacement of facilities and equipment, compliance with environmental laws and regulations and other operations. In addition, we will require access to significant capital in order to repay substantial indebtedness which matures in fiscal 2003 and in future periods. This reduction in acquisition activity and concentration of available capital resources to repay indebtedness, combined with our reduced share price, will limit our ability to make acquisitions of other companies and to purchase new contracts under ADT's dealer program. As a result, we anticipate that we will not experience growth in the foreseeable future that is comparable to the growth we experienced in the recent past.

    THE PRICE OF TYCO COMMON SHARES HAS DECLINED CONSIDERABLY IN THE LAST YEAR AND MAY FLUCTUATE WIDELY IN THE FUTURE.

    The market price of the Tyco common shares has declined considerably over the past year. During the same period, there have been disclosures regarding allegations of breach of fiduciary duties, fraud and other wrongful conduct on the part of certain former officers and directors of Tyco. See "Price Range of Common Shares and Dividends." In addition, our common shares, and the global stock markets generally, have experienced significant price and volume fluctuations over the past year. We cannot assure you that the price of our common shares will not decline further or will not continue to experience significant price and volume fluctuations. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in our industries could cause the price of the common shares to fluctuate substantially.

    PROPOSED LEGISLATION AND NEGATIVE PUBLICITY REGARDING BERMUDA COMPANIES COULD INCREASE OUR TAX BURDEN AND AFFECT OUR OPERATING RESULTS.

    Several members of the United States Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover our merger in 1997 with ADT, as a result of which Tyco became a Bermuda company. If enacted, any such legislation could have the effect of substantially reducing or eliminating the tax benefits of our structure and materially increasing our future tax burden or otherwise adversely affecting our business. Other federal and state legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. or state government contracts. We are unable to predict the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area.

    There has recently been negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company.

AVAILABLE INFORMATION

    Our Internet website is HTTP://INVESTORS.TYCOINT.COM/EDGAR.CFM. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. PROPERTIES

    See Item 1. "Business--Properties" for information relating to our owned and leased properties.

ITEM 3. LEGAL PROCEEDINGS

SECURITIES CLASS ACTIONS

    As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Tyco and certain of our current and former directors and officers have been named as defendants in more than two dozen securities class actions.

    All but two of the securities class actions assert causes of action under
Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs in each of these actions seek class certification, declaratory relief, compensatory damages, rescission, disgorgement and attorneys' fees and expenses. These complaints allege that the defendants are responsible for Tyco making materially false and misleading statements and omissions concerning, among other allegations, the following: the earnings performance of certain companies that we acquired and our accounting therefor; the impact of a new accounting standard (SAB 101, promulgated in 1999) on our earnings performance; undisclosed sales of Tyco stock by certain former executives of Tyco; our undisclosed payment of $20 million to one of our directors; and the fact that our former Chief Executive Officer was under criminal investigation. All of these securities class actions are now pending in the United States District Court for the District of New Hampshire, by virtue of certain orders of the Judicial Panel on Multidistrict Litigation that transferred to that court for coordinated or consolidated pretrial proceedings the securities class actions that had been filed in other courts.

    The remaining securities class actions are BRAZEN V. TYCO
INTERNATIONAL LTD. ET AL, which was filed in June 2002 in the Circuit Court of Cook County, Illinois, and PREMUROSO V. TYCO INTERNATIONAL LTD., ET AL., which was filed in November 2002, in the Circuit Court for Palm Beach County, Florida. Plaintiffs in each of these actions assert claims under the Securities Act of 1933, and seek class certification, compensatory damages and attorneys' fees and expenses. The BRAZEN complaint purports to bring suit on behalf of persons who exchanged their Mallinckrodt Inc. stock for shares of Tyco in connection with the October 17, 2000 merger of the two companies. This complaint alleges that the registration statement filed in connection with the Mallinckrodt acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor. The PREMUROSO complaint purports to bring suit on behalf of persons who exchanged their Sensormatic Electronics Corp. stock for shares of Tyco in connection with our acquisition of Sensormatic in November 2001. This complaint alleges that the registration statement filed in connection with the Sensormatic acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning our mergers and acquisitions and the accounting therefor, and omitted disclosure of improper conduct by former officers of Tyco.

    The defendants removed the BRAZEN action from state court to the United States District Court for the Northern District of Illinois. In December 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring the action to the United States District Court for the District of New Hampshire. The plaintiff in BRAZEN has also made a motion to remand the action to state court in Illinois. The defendants filed a motion to remove the PREMUROSO action from state court to United States District Court for the District of New Hampshire. The plaintiff has not yet responded to the defendants' motion. However, the plaintiff in the PREMUROSO action subsequently voluntarily dismissed their case without prejudice.

    In December 2002, a new class action complaint, SCHULDT LIMITED PARTNERSHIP
V. TYCO INTERNATIONAL LTD., ET AL., was filed in the Circuit Court for Palm Beach County, Florida. The allegations in SCHULDT are identical to those in the previously-dismissed PREMUROSO complaint. The defendants have removed the SCHULDT action from state court to the United States District Court for the Southern District of Florida. The plaintiffs have not yet responded to defendants' motion.

SHAREHOLDER DERIVATIVE LITIGATION

    As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Tyco and certain of our current and former directors are defendants in four pending actions purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain current and former directors of Tyco and against Tyco as a nominal defendant.

    Each of these actions asserts causes of action that include breach of fiduciary duty, gross mismanagement, waste of corporate assets and/or conversion. The actions allege that individual defendants engaged in, permitted and/or acquiesced in the following alleged improper conduct of former officers of Tyco: the use of our funds for personal benefit, including misappropriation of funds from our Key Employee Loan Program and relocation programs; engaging in improper self-dealing real estate transactions involving our assets; entering into improper undisclosed retention agreements; and/or filing false and misleading financial statements with the Securities and Exchange Commission that were based on improper accounting methods, including the use of reserves to improperly increase earnings after acquisitions. Plaintiffs seek money damages and, in one case, an order enjoining the payment of any severance benefits to one of our former officers.

    Two of the actions are pending in the United States District Court for the District of New Hampshire. The Judicial Panel on Multidistrict Litigation has issued a conditional transfer order transferring a third action to the United States District Court for the District of New Hampshire, to which the plaintiff has objected. The matter has been fully briefed and a decision is expected from the Judicial Panel in the near future. The fourth derivative action is pending in the Supreme Court of the State of New York (New York County). Plaintiffs in that action have agreed to stay the action and join with the plaintiffs in New Hampshire in prosecuting one derivative action.

ERISA LITIGATION AND INVESTIGATION

    As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Tyco, and certain of our current and former directors, have been named as defendants in putative class action litigation brought under the Employee Retirement Income Security Act ("ERISA"). The complaints purport to bring claims on behalf of participants in the Tyco International (US) Inc. Retirement Savings and Investment Plans and/or the retirement plans of the companies that Tyco acquired.

    Eight such ERISA actions, six of which were transferred by the Judicial Panel on Multidistrict Litigation, are pending and have been consolidated in the United States District Court for the District of New Hampshire. The complaints allege failure to disclose material information regarding the financial status of Tyco, including alleged misreporting of revenues, improper accounting practices, and manipulation of accounting rules with respect to mergers and acquisitions. The complaints further allege breach of ERISA's fiduciary duty of prudence. The plaintiffs seek to recover losses they allegedly experienced due to their investments, through the plans, in our stock.

    We and certain of our current and former executives have received requests from the United States Department of Labor for information concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department's inquiry concerns losses allegedly experienced by the plans due to investments in our stock. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so.

TYCO LITIGATION AGAINST FORMER SENIOR MANAGEMENT AND DIRECTOR

    TYCO INTERNATIONAL LTD V. MARK A. BELNICK, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED JUNE 17, 2002. As previously reported in our Current Report on Form 8-K filed on September 17, 2002, we have filed a civil complaint against our former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant: solicited and accepted cash and stock bonuses without Board approval; took interest-free loans from our relocation program without Board approval; failed to disclose to the Board and to the SEC his Retention Agreement and compensation; failed to advise the Board of the improper conduct of other officers; refused to cooperate with internal investigations; and engaged in other improper conduct. The action asserts causes of action for breach of fiduciary duty, inducement to breach fiduciary duty, conspiracy to breach fiduciary duty, fraud and other wrongful conduct and seeks to recover compensation and profits received from employment at Tyco, repayment of all loans fraudulently procured, with interest, damages for the harm caused to us, and punitive damages. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office to delay discovery until after the completion of its prosecution of Mr. Belnick and other former Tyco officers.

    TYCO INTERNATIONAL LTD V. FRANK E. WALSH, JR., UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED JUNE 17, 2002. As previously reported in our Current Report on Form 8-K filed on September 17, 2002, we have filed a civil complaint against a former director for breach of fiduciary duty, inducing breaches of fiduciary duty, and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. Discovery in this action has not yet begun. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco as a result of a plea bargain agreement with the New York County District Attorney. See "--Subpoenas and document requests from Governmental Entities". Our claims against Mr. Walsh are still pending. The New York County District Attorney's Office has filed a motion to stay all discovery until after the completion of its pending prosecution of several former Tyco officers. A decision is expected in the near future.

    TYCO INTERNATIONAL LTD. V. L. DENNIS KOZLOWSKI, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED SEPTEMBER 12, 2002. As previously reported in our Current Report on Form 8-K filed on September 17, 2002, we have filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The action alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, a constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former director's conduct. Discovery in this action has not yet begun. The New York County District Attorney's Office has filed a motion to stay all discovery until after the completion of its pending prosecution of Mr. Kozlowski and other former Tyco officers. A decision is expected in the near future.

    TYCO INTERNATIONAL LTD. V. MARK H. SWARTZ, AMERICAN ARBITRATION ASSOCIATION ARBITRATION PROCEEDING, FILED OCTOBER 7, 2002. As previously reported in our Current Report on Form 8-K filed on October 8, 2002, we have filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer. The action alleges that the defendant breached his fiduciary duties and otherwise engaged in wrongful conduct relating to this employment by Tyco and misappropriated Tyco funds and other assets and seeks to recover from Mr. Swartz all damages suffered by Tyco as a result of such breach, wrongful conduct and misappropriation. The Demand was filed with the American Arbitration Association in New York City, New York. Discovery in this action has not yet begun.

    TYCO INTERNATIONAL, LTD V. L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, UNITED STATES DISTRICT COURT SOUTHERN DISTRICT OF NEW YORK, FILED DECEMBER 6, 2002. We have filed a civil complaint against our former Chairman and Chief Executive Officer and our former Chief Financial Officer pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees and costs.

SUBPOENAS AND DOCUMENT REQUESTS FROM GOVERNMENTAL ENTITIES

    We and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating fully with these investigations and are complying with these requests.

    On October 23, 2002, we signed a consent agreement with the Bureau of Securities Regulation of the State of New Hampshire that resolved the Bureau's investigation into the conduct of Tyco's previous management. Under the terms of the consent agreement, we will pay a total of $5 million as an administrative settlement to the State of New Hampshire and have paid $100,000 to cover the cost of the Bureau's investigation. We signed the consent agreement without admitting any wrongdoing with respect to the Bureau's allegations.

    On December 17, 2002, Frank E. Walsh, Jr., a former director of Tyco, pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York (New York County) and settled a civil action for violation of federal securities laws brought by the Securities and Exchange Commission in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on a $20 million payment by Tyco, $10 million of which went to Mr. Walsh with the balance going to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT
Group, Inc. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea, Mr. Walsh agreed to pay $20 million in restitution to Tyco and to pay other fines to the State of New York. Pursuant to the settlement, Mr. Walsh consented to an order permanently enjoining him from violating provisions of the federal securities laws, requiring him to pay restitution to Tyco and permanently barring him from serving as an officer or director of a publicly held company. Tyco received Mr. Walsh's restitution payment of $20 million on December 17, 2002.

INTELLECTUAL PROPERTY LITIGATION

    APPLIED MEDICAL RESOURCES CORP. V. U.S. SURGICAL CORP. is a patent infringement action in which U.S. Surgical Corp., a subsidiary of Tyco, is the defendant. In February 2002, the U.S. District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit, the appeal of which is pending in the U.S. Court of Appeals for the Federal Circuit. A trial on invalidity of the other two patents and on damages is currently scheduled for April 2003. If there is ultimately a determination of liability, the amount of damages will be strongly contested by us. We estimate that damages could range from $32 million to $83 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

ENVIRONMENTAL INVESTIGATION

    As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2001, the Office of the U.S. Attorney for the District of Connecticut initiated in June 2001 an investigation of one of the subsidiaries in our Electronics segment. Subsequently, we were notified that the subsidiary was the target of a federal Grand Jury investigation concerning alleged Clean Water Act violations. We understand that the government investigation concerns manufacturing facilities in Manchester and Stafford, Connecticut. We also understand that employees at these plants are subjects of the investigation. A former supervisor at TPCG's Manchester plant (who is no longer an employee) has pleaded guilty to a felony violation of the Clean Water Act. We do not believe that the investigation will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. We are cooperating fully in the investigation.

    See also the discussions under Item 1. "Business--Environmental Matters" and "--Risk Factors"

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Tyco's executive officers and executive officers of certain subsidiaries are as follows:

    Edward D. Breen, age 46, Chairman and Chief Executive Officer since
July 2002. Prior to joining Tyco, Mr. Breen was President and Chief Operating Officer of Motorola from January 2002 to July 2002; Executive Vice President and President of Motorola's Networks Sector from January 2001 to January 2002; Executive Vice President and President of Motorola's Broadband Communications Sector from January 2000 to January 2001; Chairman, President and Chief Executive Officer of General Instrument Corporation ("GI") from December 1997 to January 2000; and, prior to December 1997, President of GI's Broadband Networks Group. Mr. Breen also serves as a director of McLeod USA Incorporated.

    Jerry R. Boggess, age 58, President of Tyco Fire and Security Services since August 1993. Mr. Boggess has been Vice President of Tyco since February 1996; and associated with Tyco and its predecessors since 1968 (except from 1983 to 1989 when he was President of Cosco Fire Protection, a division of Zurn Industries).

    David J. FitzPatrick, age 48, Executive Vice President and Chief Financial Officer since September 2002. Prior to joining Tyco, Mr. FitzPatrick was Senior Vice President and Chief Financial

Officer of United Technologies Corporation from June 1998 to September 2002; and Vice President and Corporate Controller for Eastman Kodak Company from
March 1995 to May 1998.

    Juergen W. Gromer, age 57, President of Tyco Electronics since April 1999. Mr. Gromer was Senior Vice President, Worldwide Sales and Service, of AMP Incorporated (acquired by Tyco in April 1999) from 1998 to April 1999; President, Global Automotive Division, and Corporate Vice President of AMP from 1996 to 1998; and Vice President and General Manager of various divisions of AMP from 1990 to 1996.

    William B. Lytton, age 54, Executive Vice President and General Counsel since September 2002. Prior to joining Tyco, Mr. Lytton was Senior Vice President and General Counsel for International Paper Company ("IP") from January 1999 to September 2002; and Vice President and General Counsel for IP from 1996 to 1999.

    Robert P. Mead, age 52, President of Tyco Engineered Products and Services since April 2002; Vice President of Tyco and its predecessors since
August 1993. Mr. Mead was President of the Flow Control Products segment from May 1993 to May 2001; and has been associated with Tyco and its predecessors since 1973.

    Richard J. Meelia, age 53, President of Tyco Healthcare and Specialty Products since 1995. Mr. Meelia has been Vice President of Tyco since June 2000 and was Group President of Kendall Healthcare Products Company (acquired by Tyco in October 1994) from January 1991 to 1995.

    Eric M. Pillmore, age 49, Senior Vice President of Corporate Governance since August 2002. Prior to joining Tyco, Mr. Pillmore was Senior Vice President, Chief Financial Officer and Secretary of Multilink Technology Corporation from July 2000 to August 2002. From April 2000 to May 2000,
Mr. Pillmore was Senior Vice President of Finance and Chief Financial Officer of McData Corporation. From January 2000 to April 2000, Mr. Pillmore was Senior Vice President of Finance and Director of Motorola's Broadband Communications Sector. From December 1997 to January 2000, Mr. Pillmore was Chief Financial Officer of GI.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

    The number of registered holders of Tyco's common shares at December 20, 2002 was 44,884.

    Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC," and on the London Stock Exchange under the symbol "TYI." The following table sets forth the high and low sales prices per Tyco common share as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below.

                                       FISCAL 2002                          FISCAL 2001
                            ----------------------------------   ----------------------------------
                            MARKET PRICE RANGE                   MARKET PRICE RANGE
                            -------------------   DIVIDEND PER   -------------------   DIVIDEND PER
QUARTER                       HIGH       LOW      COMMON SHARE     HIGH       LOW      COMMON SHARE
-------                     --------   --------   ------------   --------   --------   ------------
First.....................  $60.0900   $44.7000     $0.0125      $58.8750   $44.5000     $0.0125
Second....................   58.8000    22.0000      0.0125       63.2100    41.4000      0.0125
Third.....................   32.6000     8.3000      0.0125       59.3000    40.1500      0.0125
Fourth....................   18.4500     7.0000      0.0125       55.2900    39.2400      0.0125
                                                    -------                              -------
                                                    $0.0500                              $0.0500
                                                    =======                              =======

DIVIDEND POLICY

    We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco to pay dividends. Future dividends on our common shares, if any, will be at the discretion of Tyco's board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of Tyco as, at and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998. This selected financial information should be read in conjunction with Tyco's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco, United States Surgical Corporation ("U.S. Surgical") and AMP Incorporated ("AMP"). During fiscal 1999, subsidiaries of Tyco merged with U.S. Surgical and AMP. Both merger transactions were accounted for under the pooling of interests accounting method.

                                                           YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------
                                           2002(1)    2001(2)(3)    2000(4)     1999(5)     1998(6)
                                          ---------   ----------   ---------   ---------   ---------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations
  Data:
  Net revenues..........................  $35,643.7   $34,036.6    $28,931.9   $22,496.5   $19,061.7
  (Loss) income from continuing
    operations..........................   (3,070.4)    4,401.5      4,519.9     1,067.7     1,168.6
  Cumulative effect of accounting
    changes, net of tax.................         --      (683.4)          --          --          --
  Net (loss) income.....................   (9,411.7)    3,970.6      4,519.9     1,022.0     1,166.2
  Basic (loss) earnings per common
    share(7):
    (Loss) income from continuing
      operations........................      (1.54)       2.44         2.68        0.65        0.74
    Cumulative effect of accounting
      changes, net of tax...............         --       (0.38)          --          --          --
    Net (loss) income...................      (4.73)       2.20         2.68        0.62        0.74
  Diluted (loss) earnings per common
    share(7):
    (Loss) income from continuing
      operations........................      (1.54)       2.40         2.64        0.64        0.72
    Cumulative effect of accounting
      changes, net of tax...............         --       (0.37)          --          --          --
    Net (loss) income...................      (4.73)       2.17         2.64        0.61        0.72
Cash dividends per common share(7)......                        See(8) below.
Consolidated Balance Sheet Data (End of
  Period):
  Total assets..........................  $66,414.4   $71,022.6    $40,404.3   $32,344.3   $23,440.7
  Long-term debt........................   16,486.8    19,596.0      9,461.8     9,109.4     5,424.7
  Shareholders' equity..................   24,790.6    31,737.4     17,033.2    12,369.3     9,901.8

------------------------------

(1) Loss from continuing operations in the fiscal year ended September 30, 2002 includes net restructuring and other unusual charges of $1,954.3 million (of which $635.4 million is included in cost of sales and $115.0 million is included in selling, general and administrative expenses), charges of $3,489.5 million for the impairment of long-lived assets, goodwill impairment charges of $1,343.7 million, charges related to prior years of $261.6 million and a charge for the write-off of purchased research and development of $17.8 million. In addition, loss from continuing operations for the fiscal year ended September 30, 2002 includes a loss on investments of $270.8 million, a net gain on the sale of businesses of $7.2 million and $30.6 million of income relating to the early retirement of debt. Net (loss) income also includes a $6,282.5 million loss from discontinued operations of Tyco Capital and a $58.8 million loss on sale of Tyco Capital for the year ended September 30, 2002. See Notes 5, 6, 7, 8, 11 and 16 to the Consolidated Financial Statements. As further described in Note 1 to the Consolidated Financial Statements, during the fourth quarter of fiscal 2002, we identified various adjustments relating to prior year financial statements. The effects of these adjustments are not material individually or in the aggregate to any prior year, and therefore prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income from continuing operations basis or $199.7 million on an after-tax income from continuing operations basis have been recorded effective October 1, 2001. The pre-tax adjustments and the fiscal years in which they arose are as follows: $125.4 million in fiscal 2001, $79.9 million in fiscal 2000, $63.4 million in fiscal 1999, ($8.1)
    million in fiscal 1998, and $1.0 million in fiscal 1997.

(2) In fiscal 2001, we changed our revenue recognition accounting policy to conform to the requirements of Staff Accounting Bulletin No. 101 issued by the Staff of the Securities and Exchange Commission, as more fully described in Note 12 to the Consolidated Financial Statements. As a result, Tyco recorded a cumulative effect adjustment of $653.7 million, net of tax. Pro forma amounts for the periods prior to fiscal 2001 have not been presented since the effect of the change in accounting principles for these periods could not be reasonably determined. Tyco also recorded a cumulative effect adjustment of

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

    $29.7 million, net of tax, in accordance with the transition provisions of SFAS No. 133, also discussed in Note 12 to the Consolidated Financial Statements.

(3) Income from continuing operations in the fiscal year ended September 30, 2001 includes a net charge of $418.5 million, of which $184.9 million is included in cost of sales, for restructuring and other unusual charges, a charge for the write-off of in-process research and development of $184.3 million and charges of $120.1 million for the impairment of long-lived assets. Income from continuing operations for the fiscal year ended September 30, 2001 also includes a net gain on sale of businesses of $410.4 million, a loss on investments of $133.8 million, a loss of $26.3 million relating to the early retirement of debt and a net gain on the sale of common shares of a subsidiary of $64.1 million. Net (loss) income includes $252.5 million of income from discontinued operations of Tyco Capital for the year ended September 30, 2001. See Notes 5, 6, 7, 8, 9 and 11 to the Consolidated Financial Statements.

(4) Income from continuing operations in the fiscal year ended September 30, 2000 includes a net charge of $176.3 million, of which $1.0 million is included in cost of sales, for restructuring and other unusual charges, and charges of $99.0 million for the impairment of long-lived assets. Income from continuing operations for the fiscal year ended September 30, 2000 also includes a pre-tax gain of $1,760.0 million related to the sale by a subsidiary of its common shares, and a loss of $0.3 million relating to the early retirement of debt. See Notes 5, 6, 8 and 9 to the Consolidated Financial Statements.

(5) Income from continuing operations in the fiscal year ended September 30, 1999 includes charges of $1,035.2 million for merger, restructuring and other unusual charges, of which $106.4 million is included in cost of sales, and charges of $507.5 million for the impairment of long-lived assets related to the mergers with U.S. Surgical and AMP and AMP's profit improvement plan. Income from continuing operations in the fiscal year ended September 30, 1999 also includes a loss of $63.7 million relating to the early retirement of debt.

(6) Income from continuing operations in the fiscal year ended September 30, 1998 includes charges of $80.5 million related primarily to costs to exit certain businesses in U.S. Surgical's operations and restructuring charges of $12.0 million related to the continuing operations of U.S. Surgical. In addition, AMP recorded restructuring charges of $185.8 million in connection with its profit improvement plan and a credit of $21.4 million to restructuring charges representing a revision of estimates related to its 1996 restructuring activities. Income from continuing operations in the fiscal year ended September 30, 1998 also includes a net loss of $3.6 million relating to the early retirement of debt.

(7) Per share amounts have been retroactively restated to give effect to the mergers with U.S. Surgical and AMP; and two-for-one stock splits on October 22, 1997 and October 21, 1999, both of which were effected in the form of a stock dividend.

(8) Tyco has paid a quarterly cash dividend of $0.0125 per common share for all periods presented. U.S. Surgical paid quarterly dividends of $0.04 per share in the year ended September 30, 1998. AMP paid dividends of $0.27 per share in the first two quarters of the year ended September 30, 1999, and $0.26 per share in the first quarter and $0.27 per share in the last three quarters of the year ended September 30, 1998. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 123 to 160 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 123 to 160 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements and schedule are filed as part of this Annual Report:

    Financial Statements:

       Management's Responsibility for Financial Statements

       Report of Independent Accountants

       Consolidated Statements of Operations for the fiscal years ended September 30, 2002, 2001 and 2000

       Consolidated Balance Sheets at September 30, 2002 and 2001

       Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2002, 2001 and 2000

       Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2002, 2001 and 2000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Directors and Executive Officers is hereby incorporated by reference to our definitive proxy statement, which will be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is hereby incorporated by reference to our definitive proxy statement, which will be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to our definitive proxy statement, which will be filed with the Commission within 120 days after the close of our fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of September 30, 2002 with respect to Tyco's common shares issuable under our equity compensation plans:

                                                                                         NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE
                                                                                          FOR FUTURE ISSUANCE
                                           NUMBER OF SECURITIES                              UNDER EQUITY
                                            TO BE ISSUED UPON       WEIGHTED-AVERAGE      COMPENSATION PLANS
                                               EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                           OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
PLAN CATEGORY                              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            (A))
-------------                              --------------------   --------------------   ---------------------
                                                   (A)                    (B)                     (C)
Equity compensation plans approved by
  security holders.......................
  LTIP(1)(2).............................        51,850,730              $33.61                 18,562,935
  1994 Restricted Stock Plan(3)..........                --                  --                 34,401,602
  ESPP(4)................................                --                  --                  3,505,482
                                               ------------                                 --------------
  Subtotal...............................        51,850,730                  --                 56,470,019
                                               ------------                                 --------------
Equity compensation plans not approved by
  security holders.......................
  LTIP II(1).............................        81,876,362               38.09                 14,610,528
  SAYE(5)................................           763,834               38.79                  9,224,350
  Irish Bonus Plan(4)....................                --                  --                  1,180,233
                                               ------------                                 --------------
  Subtotal...............................        82,640,196                  --                 25,015,111
                                               ------------                                 --------------
    Total................................       134,490,926                                     81,485,130
                                               ============                                 ==============

------------------------------

(1) The Tyco International Ltd. Long Term Incentive Plan ("LTIP") allows for the granting of share options and other equity or equity-based grants to Board members, officers and non-officer employees. LTIP II allows for the granting of share options and other equity or equity-based grants to employees who are not officers of Tyco. See Note 23 to Consolidated Financial Statements.

(2) Excludes 21,606,501 outstanding share options assumed in connection with acquisitions at a weighted-average exercise price of $46.45. No additional options may be granted under those assumed plans. Includes 1,700,000 Deferred Stock Units.

(3) 1994 Restricted Stock Ownership Plan for Key Employees ("1994 Restricted Stock Plan") provides for the issuance of restricted share grants to officers and non-officer employees. The number of shares available for issuance under the 1994 Restricted Stock Plan was reduced to 999,524 in October 2002, but will automatically increase by 0.05% of the total common shares outstanding on each of October 1, 2003 and October 1, 2004. See
    Note 23 to Consolidated Financial Statements.

(4) This table includes an aggregate of 5,367,199 shares available for future issuance under the Tyco Employee Stock Purchase Plan ("ESPP") and the Tyco International (Ireland) Employee Share Scheme ("Irish Bonus Plan"), which represents the number of remaining shares registered for issuance under these two plans. All of the shares delivered to participants under the ESPP and Irish Bonus Plan are purchased in the open market. All shares delivered to participants under the Irish Bonus Plan are purchased on a pre-tax basis. See Note 23 to Consolidated Financial Statements.

(5) Tyco International Ltd. UK Savings Related Share Option Plan ("SAYE") is an Inland Revenue approved plan for UK employees that grants employees options to purchase shares at the end of three years of service at a 15% discount off the market price at time of grant. Employees make monthly contributions which are at the election of the employee used for the purchase price or returned to the employee. See Note 23 to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is hereby incorporated by reference to our definitive proxy statement, which will be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

    We learned of instances of breakdowns of certain internal controls during fiscal 2002. This began in January 2002, when our Board of Directors learned of an unauthorized payment to our former Lead Director, Frank E. Walsh, and eventually led to the Board replacing our senior management team. These instances included abuse of our employee relocation loan programs, unapproved bonuses, attempted unauthorized credits to employee loans, undisclosed compensation arrangements, unreported perquisites, self-dealing transactions and other misuses of corporate trust, and have been widely reported in the press. We believe the publicity resulting from such instances negatively impacted our results of operations and cash flow in fiscal 2002. In addition, such publicity contributed to a deterioration in our financial condition as we lost access to the commercial paper market and credit ratings on our term debt declined during fiscal 2002 from ratings as of the end of fiscal 2001.

    Our former Chief Executive Officer resigned on June 3, 2002, our former Chief Corporate Counsel was dismissed on June 10, 2002 and our former Chief Financial Officer resigned on August 1, 2002. In addition, these members of our former senior management team have each been indicted by the State of New York for violations of criminal law. On September 12, 2002, our former Chief Executive Officer and our former Chief Financial Officer were charged with 39 violations of New York state criminal law, including enterprise corruption and obtaining monies by theft and fraud, and our former Chief Corporate Counsel was charged with falsifying business records in violation of New York state criminal law.

    Our Board of Directors retained the law firm of Boies, Schiller & Flexner LLP in April 2002 to conduct an investigation. The scope of the investigation consisted of a review and analysis of transactions between and among Tyco and its subsidiaries and our directors and officers. The findings of the first phase (Phase 1) were reported on September 17, 2002 in a Current Report on Form 8-K.

    In connection with the Phase 1 findings and at the direction of the Board and our new Chief Executive Officer, the investigation was expanded to a second phase (Phase 2), which involved a more comprehensive review of Tyco's accounting and financial reporting. The scope of the Phase 2 review included an examination of Tyco's reported revenues, profits, cash flow, internal auditing and control procedures, use of reserves, and non-recurring charges, as well as corporate governance issues such as the personal use of corporate assets and the use of corporate funds to pay personal expenses, and employee loan and loan forgiveness programs. Phase 2 of the investigation was completed by the Boies firm in late December 2002.

    It was concluded that:

    - There was no significant or systemic fraud affecting Tyco's prior financial statements;

    - There were a number of accounting entries and treatments that were incorrect and required correction;

    - The incorrect accounting entries and treatments are not individually or in the aggregate material to the overall financial statements of Tyco; and

    - Our prior senior management engaged in a pattern of aggressive accounting which, even when in accordance with generally accepted accounting principles, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed;

    - Reversal or restatement of prior accounting entries and treatments resulting from the aggressive accounting pursued by prior senior management would not materially adversely affect our reported revenue, earnings and cash flow for 2003 and thereafter.

    These findings were reported on December 30, 2002 in a Current Report on Form 8-K.

    While most of the matters identified by the review as "aggressive accounting" were determined by Tyco, in consultation with its auditors, to be in accordance with generally accepted accounting principles, there were, as indicated above, certain adjustments (19 in total) identified as relating to years preceding fiscal 2002. These adjustments which included adjustments from the recording of previously unrecorded audit adjustments aggregated $36.1 million and were recorded in the first quarter of fiscal 2002. These adjustments are discussed further in Note 1 to our Consolidated Financial Statements included elsewhere herein.

    Additionally, our new senior management team in conjunction with our Board of Directors reviewed overall company policies and procedures in areas that were viewed as important. Specific areas of focus included acquisition accounting, restructuring, financial and legal controls, reserve utilization, incentive compensation and a number of other areas relevant to our financial statements. New senior management determined that Tyco's existing policies and standards of approval needed substantial improvement and found that there were instances in which documentation of important financial reporting matters was substandard; there had been limited review of bonuses and incentive compensation across Tyco; and the manner in which former senior management managed Tyco did not reflect a commitment to sound corporate governance nor the processes required to ensure the highest standards of financial integrity and accounting rigor to which the new senior management team and our Board of Directors is committed and our shareholders deserve.

    New senior management believes that prior senior management's primary focus was on earnings-per-share accretive acquisitions which resulted in our growing considerably over the past several years, including the acquisition of approximately 700 companies of varying size and in varying businesses around the world, but which also strained the internal control environment and limited our investment in these areas. In addition, new senior management believes that prior senior management during the past three years placed undue reliance on non-recurring charges and pro forma financial information. New senior management also believes that the rapid pace of acquisitions and attendant restructurings made it difficult to ascertain the level of our organic growth.

    New senior management is committed to improving the state of our internal controls, corporate governance and financial reporting. Our Board of Directors and new senior management have initiated the following actions:

    - Added new nominees for the Board of Directors;

    - Created new Board charters;

    - Created a new employee code of conduct;

    - Created new mission, values and goals statements;

    - Conducted the Phase 2 review;

    - Instituted detailed operating reviews with the Chief Executive Officer and Chief Financial Officer and each business segment;

    - Realigned reporting such that the business segment chief financial officers and general counsels report directly to our Chief Financial Officer and our General Counsel, respectively, and instituted similar reporting within each business segment;

    - Reviewed total incentive compensation spending with the Compensation Committee of the Board of Directors;

    - Issued a new delegation of authority to govern, among other business processes, the expenditure or commitment of funds;

    - Initiated a controllership assessment process to identify the status of key routines and controls;

    - Conducted a thorough review of internal audit processes and procedures;

    - Required internal representation letters, similar to the certifications by our Chief Executive Officer and Chief Financial Officer, for key financial and legal executives; and

    - Instituted a code of conduct for all financial executives.

    Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives. Our Board of Directors and new senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance. We have committed considerable resources to date on the aforementioned reviews and remedies. A review of controls of a company the size of Tyco, which includes approximately 2,300 subsidiaries, is not a one-time event. We are committed to ongoing periodic reviews of our controls and their effectiveness, the results of which will be reported to our shareholders. Our controls are improving and new senior management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. There can be no assurances, however, that new problems will not be found in the future. We expect to continue to improve our controls with each passing quarter. It will take some time, however, before we have in place the rigorous controls that our Board of Directors and new senior management desires and our shareholders deserve.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) and (2) Financial Statements and Schedules--See Item 8.

       (3) Exhibit Index:

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
         2.1            Agreement and Plan of Merger, dated June 28, 2000, by and
                        among Tyco Acquisition Corp. VI (NV), EVM Merger Corp. and
                        Mallinckrodt Inc. (Incorporated by reference to the
                        Registrant's Form S-4 filed July 12, 2000).

         2.2            Agreement for the Purchase and Sale of Assets, dated
                        November 13, 2000, by and between Lucent Technologies and
                        Tyco Group S.a.r.L. (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the
                        fiscal year ended September 30, 2000).

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
         2.3            Amendment No. 1 dated December 29, 2000 to Agreement for the
                        Purchase and Sale of Assets, dated November 13, 2000, by and between Lucent Technologies and Tyco Group S.a.r.L.
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 30, 2001 filed December 28, 2001).

         2.4 Agreement and Plan of Merger dated March 12, 2001, by and between Tyco Acquisition Corp. XIX (NV) and The CIT Group,
                        Inc., including guarantee of Tyco International Ltd.
                        (Incorporated by reference to the Registrant's Form S-4 filed March 29, 2001).

         2.5 Agreement and Plan of Merger dated August 3, 2001 by and between Tyco Acquisition Corp. XXIV (NV) and Sensormatic
                        Electronic Corporation, including guarantee of Tyco
                        International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed August 24, 2001).

         2.6            Amendment dated August 23, 2001 to Agreement and Plan of
                        Merger dated August 3, 2001 by and between Tyco Acquisition
                        Corp. XXIV(NV) and The CIT Group, Inc. (Incorporated by
                        reference to the Registrant's Form S-4 filed September 13,
                        2001).

         2.7            Agreement and Plan of Amalgamation dated October 18, 2001, by and between TGN Holdings, Ltd. and TyCom Ltd., including guarantee of Tyco International Ltd. (Incorporated by
                        reference to the Registrant's Form S-4 filed October 23,
                        2001).

         3.1            Memorandum of Association (as altered) (Incorporating all
                        amendments to May 26, 1992) (Incorporated by reference to an
                        Exhibit to the Registrant's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1992).

         3.2            Certificate of Incorporation on change of name dated
                        July 2, 1997 (Incorporated by reference to an Exhibit to the
                        Registrant's Current Report dated July 2, 1997 on Form 8-K filed July 10, 1997).

         3.3            Bye-Laws (Incorporating all amendments to March 27, 2001).
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 2001).

         4.1            Form of Indenture, dated as of June 9, 1998, among Tyco
                        International Group S.A. (TIG), Tyco and The Bank of New
                        York, as trustee (Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on
                        Form S-3 filed June 9, 1998).

         4.2            Certain instruments defining the rights of holders of TIG's and Tyco International Ltd.'s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of Tyco International Ltd. and its
                        subsidiaries on a consolidated basis, have not been filed in exhibits. Tyco International Ltd. agrees to furnish a copy of these agreements to the Commission upon request.

         4.3            Indenture by and among TIG, Tyco, and State Street Bank and
                        Trust Company, as trustee, dated as of February 12, 2001
                        relating to Zero Coupon Convertible Debentures due 2021
                        (Incorporated by reference to an Exhibit to the Registrants'
                        and TIG's Co-Registration on Form S-3 filed March 16, 2001).

         4.4            364-Day Credit Agreement dated as of February 7, 2001 among
                        TIG, Tyco, the banks named therein and The Chase Manhattan
                        Bank, as Agent (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 2001).

         4.5            Amendment No. 1 dated May 25, 2001 among TIG, Tyco, the
                        banks named therein and The Chase Manhattan Bank, as Agent, relating to the 364-Day Credit Agreement dated February 7,
                        2001 (Incorporated by reference to an Exhibit to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
         4.6            Indenture dated November 17, 2000 between Tyco and State
                        Street Bank and Trust Company, as trustee relating to Zero
                        Coupon Convertible Debentures due 2020 (Incorporated by
                        reference to the Registrant's Form S-3 filed December 8,
                        2000).

         4.7 Five-year Credit Agreement dated as of February 7, 2001 among TIG, Tyco, the Banks named therein and The Chase
                        Manhattan Bank, as Agent (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

         4.8            Amendment No. 1 dated May 25, 2001 among TIG, Tyco, the
                        banks named therein and The Chase Manhattan Bank, as Agent, relating to the Five-year Credit Agreement dated
                        February 7, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).

        10.1            The Tyco International Ltd. Long Term Incentive Plan
                        (formerly known as the ADT 1993 Long-Term Incentive Plan)
                        (as amended May 12, 1999) (Incorporated by reference to the
                        Registrant's Form S-8 filed on June 10, 1999).(1)

        10.2            1981 Key Employee Loan Program (Incorporated by reference to
                        Former Tyco's Form 10-K for the fiscal year ended May 31,
                        1982).(1)(2)

        10.3            1983 Restricted Stock Ownership Plan for Key Employees
                        (Incorporated by reference to Former Tyco Shareholders'
                        Proxy Statement for Annual Meeting of Shareholders on
                        October 18, 1983).(1)(2)

        10.4            1983 Key Employee Loan Program, as amended December 9, 1993
                        (Incorporated by reference to Former Tyco's Form 10-K for
                        the fiscal year ended June 30, 1994).(1)(2)

        10.5            1994 Restricted Stock Ownership Plan for Key Employees
                        (Incorporated by reference to the Registrant's Form S-8
                        filed on December 21, 1999).(1)

        10.6            Tyco International Ltd. Supplemental Executive Retirement
                        Plan (Incorporated by reference to Former Tyco's Form 10-K for the fiscal year ended June 30, 1995).(1)(2)

        10.7            The Tyco International Ltd. Long Term Incentive Plan II
                        (Incorporated by reference to the Registrant's Form S-8
                        filed March 25, 1999).(1)

        10.8            Retention Agreement for L. Dennis Kozlowski dated
                        January 22, 2001 and Amendment thereto dated August 1, 2001
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 30, 2001).(1)

        10.9            Retention Agreement for Mark H. Swartz dated January 22,
                        2001 and Amendment thereto dated August 1, 2001
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 30, 2001).(1)

        10.10           Retention Agreement for Richard J. Meelia dated
                        February 14, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).(1)

        10.11           Retention Agreement for Mark A. Belnick dated February 28,
                        2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).(1)

        10.12           Edward D. Breen Employment Contract dated July 25, 2002
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 2002).(1)

        10.13           Memo Summarizing Mark H. Swartz's Severance Arrangement
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 2002).(1)

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
        10.14           Memo Summarizing John F. Fort III's Interim Consulting
                        Arrangement (Incorporated by reference to an Exhibit to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).(1)

        10.15           Memo Summarizing Joshua M. Berman's Compensation Arrangement
                        (Incorporated by reference to an Exhibit to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 2002).(1)

        10.16           David J. FitzPatrick Employment Contract dated
                        September 18, 2002 (Filed herewith).(1)

        10.17           William B. Lytton Employment Contract dated September 30,
                        2002 (Filed herewith).(1)

        10.18           Tyco International Ltd. UK Savings Related Share Option Plan
                        (Filed herewith).(1)

        10.19           Tyco Employee Stock Purchase Plan (Filed herewith)(1)

        10.20 Tyco International (Ireland) Employee Share Scheme (Filed herewith).

        21.1            Subsidiaries of the registrant (Filed herewith).

        23.1            Consent of PricewaterhouseCoopers LLP (Filed herewith).

------------------------------

(1) Management contract or compensatory plan.

(2) In July 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd., a Massachusetts Corporation at the time ("Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco
    International Ltd. ("Tyco"). Former Tyco became a wholly-owned subsidiary of Tyco and changed its name to Tyco International (US) Inc. ("Tyco US").

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed on July 26, 2002 including, as an exhibit, the press release of Tyco dated July 25, 2002 announcing the appointment of Edward D. Breen as Chairman of the Board of Directors and Chief Executive Officer of Tyco International Ltd.

    Current Report on Form 8-K filed on September 17, 2002 including the "Boies Report" and, as exhibits, the following press releases:

    - Dated August 6, 2002 announcing the appointment of John A. Krol to the Board of Directors.

    - Also dated August 6, 2002 announcing the appointment of Eric M. Pillmore to the newly created position of Senior Vice President of Corporate Governance for Tyco.

    - Dated September 11, 2002 announcing the appointment of David J. FitzPatrick as Executive Vice President and Chief Financial Officer for Tyco.

    - Dated September 12, 2002 announcing the appointment of William B. Lytton as Executive Vice President and General Counsel for Tyco.

    - Also dated September 12, 2002 announcing the nomination of Jerome B. York, Mackey J. McDonald, George W. Buckley, Bruce S. Gordon and Sandra Wijnberg to fill expected vacancies on the Board.

    (c) See Item 15(a)(3) above.

    (d) See Item 15(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TYCO INTERNATIONAL LTD.

                                            By:
                                                          /s/ DAVID J. FITZPATRICK
                                                 -----------------------------------------
                                                            David J. FitzPatrick
                                                        EXECUTIVE VICE PRESIDENT AND
                                                          CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                  OFFICER)

    Date: December 30, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 30, 2002 in the capacities indicated below.

                    NAME                                           TITLE
                    ----                                           -----
             /s/ EDWARD D. BREEN               Chairman, Chief Executive Officer and
--------------------------------------------   Director (Principal Executive Officer)
               Edward D. Breen

          /s/ DAVID J. FITZPATRICK             Executive Vice President and Chief Financial
--------------------------------------------   Officer (Principal Financial and Accounting
            David J. FitzPatrick               Officer)
            /s/ RICHARD S. BODMAN
--------------------------------------------   Director
              Richard S. Bodman

            /s/ GEORGE W. BUCKLEY
--------------------------------------------   Director
              George W. Buckley

              /s/ JOHN F. FORT
--------------------------------------------   Director
                John F. Fort

             /s/ STEPHEN W. FOSS
--------------------------------------------   Director
               Stephen W. Foss
              /s/ JOHN A. KROL
--------------------------------------------   Director
                John A. Krol

              /s/ WENDY E. LANE
--------------------------------------------   Director
                Wendy E. Lane

           /s/ MACKEY J. MCDONALD
--------------------------------------------   Director
             Mackey J. McDonald
            /s/ W. PETER SLUSSER
--------------------------------------------   Director
              W. Peter Slusser

             /s/ JOSEPH F. WELCH
--------------------------------------------   Director
               Joseph F. Welch
             /s/ JEROME B. YORK
--------------------------------------------   Director
               Jerome B. York

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edward D. Breen, certify that:

1.  I have reviewed this annual report on Form 10-K of Tyco International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002
                                    /s/ EDWARD D. BREEN
                               ----------------------------
                                     Edward D. Breen
                                 CHIEF EXECUTIVE OFFICER

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David J. FitzPatrick, certify that:

1.  I have reviewed this annual report on Form 10-K of Tyco International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002
                                 /s/ DAVID J. FITZPATRICK
                               ----------------------------
                                  David J. FitzPatrick
                                 CHIEF FINANCIAL OFFICER

                            TYCO INTERNATIONAL LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Management's Responsibility for Financial Statements........        39
Report of Independent Accountants...........................        40
Consolidated Statements of Operations.......................        41
Consolidated Balance Sheets.................................        42
Consolidated Statements of Shareholders' Equity.............        43
Consolidated Statements of Cash Flows.......................        44
Notes to Consolidated Financial Statements..................        45
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................       123
  Liquidity and Capital Resources...........................       145
  Quantitative and Qualitative Disclosures About Market
    Risk....................................................       157
  Accounting and Technical Pronouncements...................       159
  Forward-Looking Information...............................       160
Schedule II--Valuation and Qualifying Accounts..............       161

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The financial statements of Tyco International Ltd. and its subsidiaries are the responsibility of the Company's management and have been prepared in accordance with generally accepted accounting principles in the United States of America.

    Management is responsible for the integrity and objectivity of the financial statements, including estimates and judgments reflected in them and fulfills this responsibility primarily by establishing and maintaining accounting systems and practices adequately supported by internal accounting controls. We take these responsibilities very seriously and are committed to building ourselves as a recognized leader in governance, controls and clarity and transparency of financial statements. We have just begun this mission and it will take some time to develop and additional time to permeate the entire organization globally. Internal controls are designed to provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations and that the financial records are reliable for the purpose of preparing financial statements. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to financial statement preparation and such safeguarding of assets.

    The Company assessed its internal control system within the past 90 days. Based on this assessment, notwithstanding the instances of breakdowns described in the Company's Annual Report on Form 10-K (see Item 14--Controls and Procedures), management believes the internal accounting controls in use at the time of this filing are likely to provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements. Such reasonable assurance is based in part on additional procedures performed by the Company in light of the instances of breakdowns of internal controls which occurred during fiscal 2002. We are enhancing our internal controls by implementing additional policies and procedures to improve the assurance level. Many of the difficulties the Company faced during fiscal 2002 highlight the business imperative of high quality controls and corporate governance. However, given the short tenure of senior management with the Company and the ongoing internal investigations of the Company's controls, management has not had the opportunity to conduct a comprehensive review of its approximately 2,300 subsidiaries. Even with a more thorough review, no assurances can be given that control problems will not be discovered in the future.

    PricewaterhouseCoopers LLP, independent accountants, are retained to audit Tyco International Ltd.'s consolidated financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company's internal controls to establish a basis for determining the nature, timing and extent of audit tests to be applied.

    The Audit Committee of the Board of Directors, consisting of directors who are not officers or employees of the Company, meets regularly with management, the independent accountants and the internal auditors, to review matters relating to financial reporting, internal accounting controls and auditing.


          /s/ EDWARD D. BREEN                           /s/ DAVID J. FITZPATRICK
 -------------------------------------       ----------------------------------------------
            Edward D. Breen                               David J. FitzPatrick
  CHAIRMAN AND CHIEF EXECUTIVE OFFICER    EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Tyco International Ltd.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
New York, New York
December 23, 2002

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
Revenue from product sales..................................  $ 28,794.8   $ 28,987.4   $ 24,958.4
Service revenue.............................................     6,848.9      5,049.2      3,973.5
                                                              ----------   ----------   ----------
NET REVENUES................................................    35,643.7     34,036.6     28,931.9
Cost of product sales.......................................    19,510.8     18,334.4     15,959.8
Cost of services............................................     3,570.2      2,615.9      1,971.4
Selling, general and administrative expenses................     8,086.8      6,361.5      5,252.0
Restructuring and other unusual charges, net................     1,203.9        233.6        175.3
Charges for the impairment of long-lived assets.............     3,489.5        120.1         99.0
Goodwill impairment.........................................     1,343.7           --           --
Write-off of purchased in-process research and
  development...............................................        17.8        184.3           --
                                                              ----------   ----------   ----------
OPERATING (LOSS) INCOME.....................................    (1,579.0)     6,186.8      5,474.4
Interest income.............................................       117.3        128.3         75.2
Interest expense............................................    (1,077.0)      (904.8)      (844.8)
Other (expense) income, net.................................      (233.0)       250.3         (0.3)
Net gain on sale of common shares of a subsidiary...........       (39.6)        64.1      1,760.0
                                                              ----------   ----------   ----------
(Loss) income from continuing operations before income taxes
  and minority interest.....................................    (2,811.3)     5,724.7      6,464.5
Income taxes................................................      (257.7)    (1,275.7)    (1,925.9)
Minority interest...........................................        (1.4)       (47.5)       (18.7)
                                                              ----------   ----------   ----------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................    (3,070.4)     4,401.5      4,519.9
(Loss) income from discontinued operations of Tyco Capital
  (net of tax expense of $316.1 million and $195.0 million
  for the year ended September 30, 2002 and 2001,
  respectively).............................................    (6,282.5)       252.5           --
Loss on sale of Tyco Capital, net of $0 tax.................       (58.8)          --           --
                                                              ----------   ----------   ----------
(Loss) income before cumulative effect of accounting
  changes...................................................    (9,411.7)     4,654.0      4,519.9
Cumulative effect of accounting changes, net of tax.........          --       (683.4)          --
                                                              ----------   ----------   ----------
NET (LOSS) INCOME...........................................  $ (9,411.7)  $  3,970.6   $  4,519.9
                                                              ==========   ==========   ==========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations..................  $    (1.54)  $     2.44   $     2.68
  (Loss) income from discontinued operations of Tyco
    Capital, net of tax.....................................       (3.16)        0.14           --
  Loss on sale of Tyco Capital, net of tax..................       (0.03)          --           --
  (Loss) income before cumulative effect of accounting
    changes.................................................       (4.73)        2.58         2.68
  Cumulative effect of accounting changes...................          --        (0.38)          --
  Net (loss) income per common share........................       (4.73)        2.20         2.68
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations..................  $    (1.54)  $     2.40   $     2.64
  (Loss) income from discontinued operations of Tyco
    Capital, net of tax.....................................       (3.16)        0.14           --
  Loss on sale of Tyco Capital, net of tax..................       (0.03)          --           --
  (Loss) income before cumulative effect of accounting
    changes.................................................       (4.73)        2.54         2.64
  Cumulative effect of accounting changes...................          --        (0.37)          --
  Net (loss) income per common share........................       (4.73)        2.17         2.64
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................     1,988.5      1,806.9      1,688.0
  Diluted...................................................     1,988.5      1,831.6      1,713.2

ADJUSTED INCOME AND PER SHARE INFORMATION, EXCLUDING
  GOODWILL AMORTIZATION (NOTE 16):
  Income from continuing operations.........................               $  4,897.8   $  4,845.2
  Basic earnings per common share...........................                     2.71         2.87
  Diluted earnings per common share.........................                     2.67         2.83

  Income before cumulative effect of accounting changes.....                  5,210.1      4,845.0
  Basic earnings per common share...........................                     2.88         2.87
  Diluted earnings per common share.........................                     2.85         2.83

  Net income................................................                  4,526.7      4,845.0
  Basic earnings per common share...........................                     2.51         2.87
  Diluted earnings per common share.........................                     2.47         2.83

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 6,186.8   $ 1,779.2
  Restricted cash...........................................      196.2          --
  Accounts receivables, less allowance for doubtful accounts
    ($629.1 at September 30, 2002 and $550.4 at
    September 30, 2001).....................................    5,848.6     6,453.2
  Inventories...............................................    4,716.0     5,101.3
  Deferred income taxes.....................................    1,338.1       980.2
  Other current assets......................................    1,478.9     1,532.3
                                                              ---------   ---------
    Total current assets....................................   19,764.6    15,846.2
Net Assets of Discontinued Operations.......................         --    10,598.0
Tyco Global Network.........................................      581.6     2,342.4
Property, Plant and Equipment, Net..........................    9,969.5     9,970.3
Goodwill, Net...............................................   26,093.2    23,264.0
Intangible Assets, Net......................................    6,562.6     5,476.9
Other Assets................................................    3,442.9     3,524.8
                                                              ---------   ---------
      TOTAL ASSETS..........................................  $66,414.4   $71,022.6
                                                              =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable and current maturities of long-term debt....  $ 7,719.0   $ 2,023.0
  Accounts payable..........................................    3,170.0     3,692.6
  Accrued expenses and other current liabilities............    5,270.8     5,181.8
  Contracts in process--billings in excess of cost..........      522.1       935.0
  Deferred revenue..........................................      731.3       973.5
  Income taxes payable......................................    2,218.9     1,845.0
                                                              ---------   ---------
    Total current liabilities...............................   19,632.1    14,650.9
Long-Term Debt..............................................   16,486.8    19,596.0
Other Long-Term Liabilities.................................    5,462.1     4,736.9
                                                              ---------   ---------
      TOTAL LIABILITIES.....................................   41,581.0    38,983.8
                                                              ---------   ---------
Commitments and Contingencies (Note 20)
Minority Interest...........................................       42.8       301.4
Shareholders' Equity:
  Preference shares, $1 par value, 125,000,000 shares
    authorized, one share outstanding at September 30, 2002
    and 2001................................................         --          --
  Common shares, $0.20 par value, 2,500,000,000 shares
    authorized; 1,995,699,758 and 1,935,464,840 shares
    outstanding, net of 22,522,250 and 17,026,256 shares
    owned by subsidiaries at September 30, 2002 and 2001,
    respectively............................................      399.1       387.1
  Capital in excess:
    Share premium...........................................    8,146.9     7,962.8
    Contributed surplus, net of deferred compensation of
      $51.2 at September 30, 2002 and $85.3 at
      September 30, 2001....................................   15,042.7    12,561.3
  Accumulated earnings......................................    2,794.1    12,305.7
  Accumulated other comprehensive loss......................   (1,592.2)   (1,479.5)
                                                              ---------   ---------
      TOTAL SHAREHOLDERS' EQUITY............................   24,790.6    31,737.4
                                                              ---------   ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $66,414.4   $71,022.6
                                                              =========   =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                        COMMON                                               ACCUMULATED
                                          NUMBER OF     SHARES                 CONTRIBUTED                      OTHER
FOR THE YEARS ENDED                         COMMON     $0.20 PAR     SHARE      SURPLUS--    ACCUMULATED    COMPREHENSIVE
SEPTEMBER 30, 2000, 2001, 2002              SHARES       VALUE      PREMIUM      COMMON        EARNINGS     (LOSS) INCOME
------------------------------            ----------   ---------   ---------   -----------   ------------   --------------
BALANCE AT SEPTEMBER 30, 1999...........   1,690.2      $338.0     $4,881.5     $ 3,607.6     $ 3,992.3       $  (450.1)
Comprehensive income:
  Net income............................                                                        4,519.9
  Currency translation adjustment.......                                                                         (384.0)
  Unrealized gain on marketable
    securities..........................                                                                        1,075.7
  Minimum pension liability
    adjustment..........................                                                                            7.5
  Total comprehensive income............
Exchange of ADT Liquid Yield Option
  Notes.................................       1.7         0.4                       16.0
Dividends...............................                                                          (84.6)
Restricted stock grants, net of
  surrenders............................       3.1         0.6                        0.4
Options exercised.......................      17.2         3.5        351.8
Repurchase of common shares by
  subsidiary............................     (43.3)       (8.7)                  (1,876.4)
Equity-related compensation expense,
  including amortization of deferred
  compensation..........................                                            128.2
Issuance of common shares and options
  for acquisitions......................      15.6         3.1                      784.8
Tax benefit on share options............                                            125.7
                                           -------      ------     --------     ---------     ---------       ---------
BALANCE AT SEPTEMBER 30, 2000...........   1,684.5       336.9      5,233.3       2,786.3       8,427.6           249.1
Comprehensive income:
  Net income............................                                                        3,970.6
  Currency translation adjustment.......                                                                         (199.7)
  Unrealized loss on marketable
    securities..........................                                                                       (1,202.2)
  Unrealized loss on derivative
    instruments.........................                                                                          (65.7)
  Minimum pension liability
    adjustment..........................                                                                         (261.0)
  Total comprehensive income............
Sale of common shares...................      39.0         7.8      2,188.8
Exchange of ADT Liquid Yield Option
  Notes.................................       0.6         0.1                        5.8
Dividends...............................                                                          (92.5)
Restricted stock grants, net of
  surrenders............................       2.7         0.5                        0.2
Options exercised.......................      21.5         4.3        540.7
Repurchase of common shares by
  subsidiary............................     (25.0)       (5.0)                  (1,321.1)
Equity-related compensation expense,
  including amortization of deferred
  compensation..........................                                            107.7
Issuance of common shares and options
  for acquisitions......................     211.3        42.3                   10,711.7
Issuance of common shares for litigation
  settlement............................       0.9         0.2                       39.8
Tax benefit on share options............                                            230.9
                                           -------      ------     --------     ---------     ---------       ---------
BALANCE AT SEPTEMBER 30, 2001...........   1,935.5       387.1      7,962.8      12,561.3      12,305.7        (1,479.5)
Comprehensive loss:
  Net loss..............................                                                       (9,411.7)
  Currency translation adjustment.......                                                                          114.7
  Unrealized gain on marketable
    securities..........................                                                                          113.4
  Unrealized gain on derivative
    instruments.........................                                                                           65.0
  Minimum pension liability
    adjustment..........................                                                                         (405.8)
  Total comprehensive loss..............
Exchange of ADT Liquid Yield Option
  Notes.................................       0.6         0.1                        6.2
Dividends...............................                                                          (99.9)
Restricted stock grants, net of
  surrenders............................       1.6         0.3                        2.7
Options exercised.......................       8.1         1.6        184.1
Repurchase of common shares by
  subsidiary............................     (15.7)       (3.1)                    (786.1)
Equity-related compensation expense,
  including amortization of deferred
  compensation..........................                                             92.9
Issuance of common shares and options
  for acquisitions......................      65.6        13.1                    3,111.4
Tax benefit on share options............                                             54.3
                                           -------      ------     --------     ---------     ---------       ---------
BALANCE AT SEPTEMBER 30, 2002...........   1,995.7      $399.1     $8,146.9     $15,042.7     $ 2,794.1       $(1,592.2)
                                           =======      ======     ========     =========     =========       =========


FOR THE YEARS ENDED                                   COMPREHENSIVE
SEPTEMBER 30, 2000, 2001, 2002              TOTAL     INCOME (LOSS)
------------------------------            ---------   --------------
BALANCE AT SEPTEMBER 30, 1999...........  $12,369.3
Comprehensive income:
  Net income............................    4,519.9     $ 4,519.9
  Currency translation adjustment.......     (384.0)       (384.0)
  Unrealized gain on marketable
    securities..........................    1,075.7       1,075.7
  Minimum pension liability
    adjustment..........................        7.5           7.5
                                                        ---------
  Total comprehensive income............                $ 5,219.1
                                                        =========
Exchange of ADT Liquid Yield Option
  Notes.................................       16.4
Dividends...............................      (84.6)
Restricted stock grants, net of
  surrenders............................        1.0
Options exercised.......................      355.3
Repurchase of common shares by
  subsidiary............................   (1,885.1)
Equity-related compensation expense,
  including amortization of deferred
  compensation..........................      128.2
Issuance of common shares and options
  for acquisitions......................      787.9
Tax benefit on share options............      125.7
                                          ---------
BALANCE AT SEPTEMBER 30, 2000...........   17,033.2
Comprehensive income:
  Net income............................    3,970.6     $ 3,970.6
  Currency translation adjustment.......     (199.7)       (199.7)
  Unrealized loss on marketable
    securities..........................   (1,202.2)     (1,202.2)
  Unrealized loss on derivative
    instruments.........................      (65.7)        (65.7)
  Minimum pension liability
    adjustment..........................     (261.0)       (261.0)
                                                        ---------
  Total comprehensive income............                $ 2,242.0
                                                        =========
Sale of common shares...................    2,196.6
Exchange of ADT Liquid Yield Option
  Notes.................................        5.9
Dividends...............................      (92.5)
Restricted stock grants, net of
  surrenders............................        0.7
Options exercised.......................      545.0
Repurchase of common shares by
  subsidiary............................   (1,326.1)
Equity-related compensation expense,
  including amortization of deferred
  compensation..........................      107.7
Issuance of common shares and options
  for acquisitions......................   10,754.0
Issuance of common shares for litigation
  settlement............................       40.0
Tax benefit on share options............      230.9
                                          ---------
BALANCE AT SEPTEMBER 30, 2001...........   31,737.4
Comprehensive loss:
  Net loss..............................   (9,411.7)    $(9,411.7)
  Currency translation adjustment.......      114.7         114.7
  Unrealized gain on marketable
    securities..........................      113.4         113.4
  Unrealized gain on derivative
    instruments.........................       65.0          65.0
  Minimum pension liability
    adjustment..........................     (405.8)       (405.8)
                                                        ---------
  Total comprehensive loss..............                $(9,524.4)
                                                        =========
Exchange of ADT Liquid Yield Option
  Notes.................................        6.3
Dividends...............................      (99.9)
Restricted stock grants, net of
  surrenders............................        3.0
Options exercised.......................      185.7
Repurchase of common shares by
  subsidiary............................     (789.2)
Equity-related compensation expense,
  including amortization of deferred
  compensation..........................       92.9
Issuance of common shares and options
  for acquisitions......................    3,124.5
Tax benefit on share options............       54.3
                                          ---------
BALANCE AT SEPTEMBER 30, 2002...........  $24,790.6
                                          =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                2002         2001        2000
                                                              ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations....................  $(3,070.4)  $  4,401.5   $ 4,519.9
Adjustments to reconcile net (loss) income from continuing
  operations to net cash provided by operating activities:
  Non-cash restructuring and other unusual charges
    (credits), net..........................................      851.5        145.2       (84.2)
  Write-off of purchased in-process research and
    development.............................................       17.8        184.3          --
  Charges for the impairment of long-lived assets...........    3,489.5        120.1        99.0
  Goodwill impairment.......................................    1,343.7           --          --
  Minority interest in net income of consolidated
    subsidiaries............................................        1.4         47.5        18.7
  Net loss (gain) on sale of businesses.....................       (7.2)      (410.4)         --
  Loss on investments.......................................      270.8        133.8          --
  Net loss (gain) on sale of common shares of subsidiary....       39.6        (64.1)   (1,760.0)
  Depreciation..............................................    1,465.5      1,243.1     1,095.0
  Goodwill and intangible assets amortization...............      567.4        897.5       549.4
  Deferred income taxes.....................................     (535.6)       219.0       507.8
  Provision for losses on accounts receivable and
    inventory...............................................      493.9        593.5       354.3
  Debt and refinancing cost amortization....................      194.0        108.4         6.8
  Charges related to prior years (see Note 1)...............      222.0           --          --
  Other non-cash items......................................      (26.0)        81.8        60.0
    Changes in assets and liabilities, net of the effects of
     acquisitions and divestitures:
      Accounts receivable...................................    1,014.5       (434.1)     (992.4)
      (Decrease in) proceeds under sale of accounts
       receivable program...................................      (56.4)       490.6       100.0
      Contracts in progress.................................     (336.5)      (192.5)       28.9
      Inventories...........................................      (47.2)      (678.8)     (850.0)
      Other current assets..................................      (51.9)       313.7       100.2
      Accounts payable......................................     (833.7)      (249.1)      443.9
      Accrued expenses and other current liabilities........      272.2       (606.1)       53.1
      Income taxes..........................................      335.1        370.7       896.4
      Deferred revenue......................................      (35.5)       304.1        (0.2)
      Other.................................................      117.0        (94.2)      128.4
                                                              ---------   ----------   ---------
        Net cash provided by operating activities from
        continuing operations...............................    5,695.5      6,925.5     5,275.0
        Net cash provided by (used in) operating activities
        from discontinued operations........................    1,462.9       (260.2)         --
                                                              ---------   ----------   ---------
        Net cash provided by operating activities...........    7,158.4      6,665.3     5,275.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............   (1,708.7)    (1,797.5)   (1,703.8)
Construction in progress--Tyco Global Network...............   (1,146.0)    (2,247.7)     (111.1)
Acquisition of businesses, net of cash acquired.............   (3,084.8)   (10,956.6)   (4,246.5)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...............................................     (624.1)      (894.4)     (544.2)
Net proceeds from the sale of CIT...........................    4,395.4           --          --
Disposal of other businesses, net of cash sold..............      138.7        904.4        74.4
Net purchases of investments................................      (16.8)      (142.8)     (353.4)
Restricted cash.............................................     (196.2)          --          --
Other.......................................................      (83.2)      (177.2)      (52.9)
                                                              ---------   ----------   ---------
        Net cash used in investing activities from
        continuing operations...............................   (2,325.7)   (15,311.8)   (6,937.5)
        CIT cash balance acquired...........................         --      2,156.4          --
        Net cash provided by investing activities from
        discontinued operations.............................    2,684.3      1,516.8          --
                                                              ---------   ----------   ---------
        Net cash provided by (used in) investing
        activities..........................................      358.6    (11,638.6)   (6,937.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt......................................    1,951.3      8,535.6       680.4
Proceeds from sale of common shares.........................         --      2,196.6          --
Proceeds from exercise of options...........................      185.7        545.0       355.3
Net proceeds from sale of common shares by subsidiary.......         --           --     2,130.7
Dividends paid..............................................     (100.3)       (90.0)      (86.2)
Repurchase of Tyco common shares............................     (789.2)    (1,326.1)   (1,885.1)
Repurchase of minority interest shares of subsidiary........         --       (270.0)         --
Capital contributions to Tyco Capital.......................     (200.0)      (675.0)         --
Other.......................................................       (9.7)       (15.4)      (29.8)
                                                              ---------   ----------   ---------
        Net cash provided by financing activities from
        continuing operations...............................    1,037.8      8,900.7     1,165.3
        Net cash used in financing activities from
        discontinued operations.............................   (2,874.6)    (2,605.0)         --
                                                              ---------   ----------   ---------
        Net cash (used in) provided by financing
        activities..........................................   (1,836.8)     6,295.7     1,165.3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    5,680.2      1,322.4      (497.2)
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS TRANSFERRED TO
  DISCONTINUED OPERATIONS...................................   (1,272.6)      (808.0)         --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,779.2      1,264.8     1,762.0
                                                              ---------   ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 6,186.8   $  1,779.2   $ 1,264.8
                                                              =========   ==========   =========
SUPPLEMENTARY CASH FLOW DISCLOSURE:
Interest paid...............................................  $   943.8   $    896.5   $   814.2
                                                              =========   ==========   =========
Income taxes paid...........................................  $   668.3   $    798.9   $   491.1
                                                              =========   ==========   =========

                See Notes to Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we," the "Company" or "Tyco") and have been prepared in United States dollars, and in accordance with generally accepted accounting principles in the United States ("GAAP"). As described in Note 11, CIT Group Inc. ("CIT"), which comprised the operations of the Tyco Capital business segment, was sold in an initial public offering ("IPO") in July 2002. Consequently, the results of Tyco Capital are presented as discontinued operations. References to Tyco refer to its continuing operations, with the exception of the discussions regarding discontinued operations in Note 11. The continuing operations of Tyco represent what was referred to as Tyco Industrial in prior filings.

    INVESTIGATION--With the arrival of new senior management, the Company has engaged in a number of internal reviews aimed at determining what, if any, misconduct may have been committed by prior senior management. An initial review of prior management's transactions with the Company was conducted by the law firm of Boies, Schiller & Flexner LLP. The details of their findings were made public in a Form 8-K filed on September 17, 2002. In July 2002, our new CEO and our Board of Directors ordered a further review of corporate governance practices and the accounting of selected acquisitions. This review has been referred to as the "Phase 2 review."

    The Phase 2 review was conducted by the law firm of Boies, Schiller & Flexner LLP and the Boies firm was in turn assisted by forensic accountants. The review received the full cooperation of Tyco's auditors, PricewaterhouseCoopers LLP, as well as Tyco's new senior management team. The review included an examination of Tyco's reported revenues, profits, cash flow, internal auditing and control procedures, accounting for major acquisitions and reserves, the use of non-recurring charges, as well as corporate governance issues such as the personal use of corporate assets and the use of corporate funds to pay personal expenses, employee loan and loan forgiveness programs. Approximately 25 lawyers and 100 accountants worked on the review from August into December 2002. In total, at considerable cost, more than 15,000 lawyer hours and 50,000 accountant hours were dedicated to this review. The review team examined documents and interviewed Tyco personnel at more than 45 operating units in the United States and in 12 foreign countries.

    As a result of the Phase 2 Review, the Company identified certain adjustments relating to years preceding fiscal 2002. Such adjustments were recorded in the first quarter of fiscal 2002, and are discussed further below.

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments, which aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis, have been recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described further in Note 1, is $185.9 million.

                            TYCO INTERNATIONAL LTD.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - The Company determined that the net gain of $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million.

    - The Company identified several adjustments, both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million.

    The fiscal years to which the charges relate are as follows ($ in millions):

                                                              PRIOR TO
                                                               FISCAL     FISCAL     FISCAL
TYPE OF ADJUSTMENT                                              2000       2000       2001      TOTAL
------------------------------------------------------------  --------   --------   --------   --------
ADT dealer reimbursements...................................   $33.6      $53.5      $ 98.8     $185.9
Gain on issuance of shares of TyCom.........................      --         --        39.6       39.6
Other adjustments...........................................    22.7       26.4       (13.0)      36.1
                                                               -----      -----      ------     ------
Totals......................................................   $56.3      $79.9      $125.4     $261.6
                                                               =====      =====      ======     ======

    These adjustments would have impacted income (loss) from continuing operations and net income (loss). Income (loss) from continuing operations would have been impacted as follows: fiscal 2000 $4,464 million compared with $4,520 million; fiscal 2001 $4,297 million compared with $4,402 million; and fiscal 2002 $(2,871) million compared with $(3,070) million. Net income (loss) would have been impacted as follows: fiscal 2000 $4,464 million compared with $4,520 million; fiscal 2001 $3,866 million compared with $3,971 million; and fiscal 2002 $(9,212) million compared with $(9,412) million.

    See Note 28 for the effect of these adjustments on previously issued unaudited quarterly financial information for fiscal 2002.

    BUSINESS--the Company operates in the following business segments:

    - Fire and Security Services designs, manufactures, installs, monitors and services electronic security systems and fire protection systems.

    - Electronics designs, manufactures and distributes electrical and electronic components, and designs, manufactures, installs, operates and maintains fiber optic undersea cable communications systems.

    - Healthcare and Specialty Products designs, manufactures and distributes medical devices and supplies and other specialty products.

    - Engineered Products and Services designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental consulting services.

    PRINCIPLES OF CONSOLIDATION--Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through Tyco's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the

                            TYCO INTERNATIONAL LTD.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION--The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001 retroactive to the beginning of the fiscal year and is now recognizing revenues from the installation of owned security systems and deferring the associated direct incremental costs over the estimated customer lives.

    Revenue from the sale of products is recognized according to the terms of the sales arrangement, which is customarily when the products reach the free-on-board shipping point. Revenue from the sale of services is recognized as services are rendered. Subscriber billings for services not yet rendered are deferred and recognized as revenue as the services are rendered, and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

    Contract sales for the installation of fire protection systems, undersea fiber optic cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Cost to completion for undersea cable systems is measured based on the ratio of costs incurred to total estimated costs, while cost to completion for the installation of fire protection systems and other construction related projects is measured using the efforts-expended method based on direct labor hours expended and actual material used. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

    Certain of the Company's long-term contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. These costs are included in total estimated contract costs accrued over the construction period of the respective contracts under percentage-of-completion accounting. In addition, certain product sales also have normal warranty provisions. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

    The Company's global undersea fiber optic network, on which it sells bandwidth capacity, is known as the Tyco Global Network ("TGN"). The Company's sales of bandwidth capacity are generally structured as either service arrangements or operating leases. The Company recognizes revenue associated with the service arrangement ratably over the service period and recognizes revenue associated with the operating leases over the lease term.

    At September 30, 2002, accounts receivable and other long-term receivables included retainage provisions of $164.8 million, of which $84.9 million remained unbilled. At September 30, 2001, accounts receivable and other long-term receivables included retainage provisions of $100.7 million, of which $73.7 million remained unbilled. These retention provisions relate primarily to fire protection and electronics contracts and become due upon contract completion and acceptance. Of the balance of $164.8 million at September 30, 2002, $128.3 million is included in accounts receivable and is expected to be collected during fiscal 2003.

    RESEARCH AND DEVELOPMENT--Research and development expenditures are expensed when incurred and are included in cost of sales. Customer-funded research and development are costs incurred by

                            TYCO INTERNATIONAL LTD.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Tyco that are reimbursed by customers. There is no net impact on research and development expense on the Consolidated Statement of Operations for customer-funded research and development. Research and development expense in our Consolidated Statement of Operations reflects company-sponsored research and development only.

    ADVERTISING--Advertising costs are expensed when incurred and are included in selling, general and administrative expenses.

    SALE OF COMMON SHARES OF A SUBSIDIARY--Gains on the sale of all common shares issued by a subsidiary are included in the Consolidated Statement of Operations.

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

    CASH AND CASH EQUIVALENTS--All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

    On occasion, the Company is required to post cash collateral to secure reimbursements or indemnity obligations under letters of credit and performance guarantees in respect of various construction projects. The amount of restricted cash in collateral amounts at September 30, 2002 was $196.2 million. There was no restricted cash at September 30, 2001.

    INVENTORIES--Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. For the years ended September 30, 2002, 2001 and 2000, the Company capitalized interest of $110.7 million, $76.3 million and $10.8 million, respectively. The increase in capitalized interest is primarily due to

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) construction of the TGN, which began during the last quarter of fiscal 2000. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements...  5 to 50 years
Leasehold improvements...............  Remaining term of the lease
Subscriber systems(1)................  10 to 14 years
Other plant, machinery, equipment and  2 to 25 years
  furniture and fixtures.............
Tyco Global Network--placed in         15 years
  service............................

------------------------
(1)  Security monitoring systems.

    The TGN is being constructed and is recorded at cost within the Consolidated Balance Sheets as part of Tyco Global Network. When certain geographic segments of the TGN are completed and are available for capacity sales, the costs of that segment are removed from construction in progress and reclassified to placed in service. The portion of the TGN that has been placed in service is recorded within the Consolidated Balance Sheet as Tyco Global Network--placed in service (see Note 26).

    Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material.

    LONG-LIVED ASSETS--The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at October 1, 2001. Additionally, the Company has elected to make July 1 the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Our reporting units as of September 30, 2002 were as follows: Security Services, Fire Protection, Electronics, Telecommunications, Healthcare, Plastics and Adhesives, Flow Control, Electrical and Metal Products, and Tyco Infrastructure. See Note 16 for more information on SFAS No. 142, and Note 11, "Discontinued Operations of Tyco Capital (CIT
Group Inc.)," for further information regarding the impairment of goodwill relating to Tyco Capital. During fiscal 2001 and 2000, goodwill was amortized on a straight-line basis over periods ranging from 10 to 40 years. In accordance with the guidance of SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 was not amortized during the fourth quarter of fiscal 2001.

    Intangible assets include contracts and related customer relationships, intellectual property and other items. The contracts and related customer relationships are being amortized on a straight-line basis over the estimated useful life ranging from 5 to 40 years. Intellectual property consists primarily

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of patents, trademarks and unpatented technology, which are being amortized on a straight-line basis over a range of 5 to 40 years.

    Contracts and related customer relationships result from the Company purchasing residential monitoring contracts from an external network of independent dealers who operate under ADT's authorized dealer program. The purchase price of customer contracts is recorded as an intangible asset and amortized to selling, general and administrative expense on a straight-line basis over the period of the economic benefits expected to be obtained from the customer relationships, which is presently estimated to be ten years. The resulting amortization approximates the pattern in which the Company estimates it will obtain those benefits and considers customer attrition. The Company incurs costs associated with maintaining and operating its dealer program, including brand advertising, and for due diligence performed by the Company with respect to contracts offered by the dealers for purchase. Dealers reimburse the Company a non-refundable amount for each of the contracts purchased representing their reimbursement of those costs described above. The Company recognizes this non-refundable charge at the time the contract is accepted for purchase. The costs incurred by the Company and the related reimbursements are included in selling, general and administrative expenses within the Consolidated Statements of Operations. To the extent that the amount of dealer reimbursement of the Company's administrative and connection costs exceed the actual costs incurred, the excess is recorded as a deferred credit and amortized on a straight line-basis over the estimated period of the economic benefits, which is estimated to be ten years. Prior to fiscal 2002, the Company recognized in earnings the entire amount of reimbursements from dealers. During the first six to twelve months after purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer of the full amount of the contract purchase price. The Company records the chargeback amount from the dealer as a reduction of the previously recorded intangible asset.

    INVESTMENTS--The Company invests in both debt and equity securities. The Company accounts for its long-term investments in marketable equity securities that represent less than twenty percent ownership by adjusting the securities to market value at the end of each accounting period. Unrealized gains and losses are credited or charged to shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Debt and equity securities that are classified as trading securities are recorded at fair value, and the unrealized gains and losses are credited or charged to earnings. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

    Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. At September 30, 2002 and 2001, such investments were recorded at the lower of cost or estimated net realizable value.

                            TYCO INTERNATIONAL LTD.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For equity investments in which the Company owns or controls twenty percent or more of the voting shares, or over which it exerts significant influence over operating and financial policies, the equity method of accounting is used. The Company's share of net income or losses of equity investments is included in the Consolidated Statements of Operations and was not material in any period presented.

    Investments are included in other current and long-term assets, as appropriate, on the Consolidated Balance Sheets. These amounts were $328.0 million and $740.1 million at September 30, 2002 and 2001, of which $219.6 million and $708.1 million were included in long-term assets respectively.

    SHARE PREMIUM AND CONTRIBUTED SURPLUS--In accordance with the Bermuda Companies Act of 1981, when Tyco issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When Tyco issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by Tyco is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

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

    FINANCIAL INSTRUMENTS--All derivative instruments are reported on the balance sheet at fair value. Changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings.

    The fair value estimates are based on relevant market information, including current market rates and prices, assuming adequate market liquidity. Fair value estimates for interest rate swaps are provided to the Company by banks known to be high volume participants in this market.

    The Company uses derivative instruments to manage exposures to foreign currency, commodity price and interest rate risks. The Company's objectives for utilizing derivatives is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company documents relationships between hedging instruments and hedged items, and links derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Balance Sheet or to specific firm commitments or forecasted transactions. The Company also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows associated with the hedged items.

    As part of managing the exposure to changes in market interest rates, the Company, as an end-user, enters into various interest rate swap transactions, all of which are transacted in over-the-counter

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against specified liabilities such as a specifically underwritten debt issue. The Company's primary hedge objectives include the conversion of fixed-rate liabilities to variable rates. The derivatives associated with these objectives are classified as fair value hedges.

    The Company's derivative instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as Tyco deals with a variety of major banks worldwide with long-term Standard & Poor's and Moody's credit ratings of A+/A1 or higher and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, only conventional derivatives are utilized thereby affording optimum clarity as to the market risk. None of the Company's derivative instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative instruments.

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other unusual charges (credits), purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

    ACCOUNTING PRONOUNCEMENTS--In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS
No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishments of Debt." Accordingly, the Company elected to early adopt this provision during the fourth quarter of fiscal 2002, which resulted in increased pre-tax income of $30.6 million in fiscal 2002. We reclassified

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) prior year extraordinary losses related to the early retirement of debt to other (expense) income in our Consolidated Statements of Operations, which decreased pre-tax income by $26.3 million and $0.3 million in fiscal 2001 and 2000, respectively. However, net income remains unchanged in both periods. See Note 8 for further information. The adoption of the remaining provisions of this new standard did not have a material impact on our results of operations or financial position.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with current year presentation.

    STOCK SPLITS--Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on October 21, 1999, effected in the form of a 100% stock dividend (see Note 23).

2.  ACQUISITIONS AND DIVESTITURES

FISCAL 2002

    During fiscal 2002, the Company purchased businesses for an aggregate cost of $5,151.5 million, consisting of $3,084.8 million in cash, net of $158.0 million of cash acquired, the issuance of approximately 47.8 million common shares valued at $1,918.8 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($102.6 million of the put option rights have been paid in cash). The Company purchased all of the voting equity interests in each of the businesses acquired. In connection with these acquisitions, the Company recorded purchase accounting liabilities of $194.6 million for the costs of integrating the acquired companies and transaction costs. Details regarding these purchase accounting liabilities are set forth below. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom (see
Note 9). In addition, the Company recorded $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt. Fair value of debt of acquired companies aggregated
$799.1 million. During fiscal 2002, the Company paid $474.8 million of cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid cash of approximately
$149.3 million relating to holdback and earn-out liabilities primarily related to certain prior year acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquired company's net assets or purchase price paid over time. "Earn-out" liabilities are payments to the sellers that are the result of the acquired company having achieved certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth over a specified period of time, and are accrued when the milestones are met and contingent consideration becomes determinable and distributable. The Company also issued 44,139 common shares

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) valued at $2.3 million relating to earn-out liabilities during fiscal 2002. The value of these earn-out common shares is based upon the fair value of the stock at the time of issuance. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. Once the appraisals or valuation data are obtained, the Company will record adjustments to the fair value of net assets acquired and liabilities assumed. Purchase price allocations for certain fiscal 2002 acquisitions are preliminary. As the Company finalizes integration/exit plans, it expects to recognize additional purchase accounting liabilities. Several factors impact the finalization of integration/exit plans, such as identifying acquired facilities that are duplicative of Tyco's existing operations. Once this is determined, approval needs to be obtained from management having the appropriate level of authority, the estimated cost of the integration/exit activities needs to be determined and negotiation with employee bargaining groups needs to be completed in order to finalize the plan. As a result, final adjustments often extend to the end of a one year period after acquisition. These additional purchase accounting liabilities increase the amount of goodwill recorded, and any changes to the fair value of net assets could increase or decrease goodwill. The Company expects to record adjustments to goodwill related to some companies acquired in fiscal 2002. However, the Company does not expect the impact of any of these adjustments to be material to its financial statements.

    As a result of acquisitions completed in fiscal 2002, and adjustments to the fair value of assets and liabilities and increases to purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, the Company recorded approximately $4,071.4 million in goodwill and $2,025.2 million in other intangible assets in fiscal 2002. These amounts include adjustments consisting of a $68.9 million decrease to goodwill and a $40.5 million decrease to other intangible assets related to fair value adjustments associated with prior year acquisitions. The adjustments to goodwill relate primarily to fiscal 2001 acquisitions of Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, Edison Select ("Edison"), acquired in August 2001, Deutsche Armaturen AG ("DAAG"), acquired in September 2001, and Scott Technologies ("Scott"), acquired in May 2001. Adjustments to goodwill for LPS relate to the closure of a manufacturing plant and the adjustment of certain opening balance sheet items, primarily property, plant and equipment, and inventory. Finalization of the exit plan relating to the LPS acquisition was completed during the quarter ended December 31, 2001. Adjustments for Edison relate primarily to severance, and to a lesser extent, facility closures and the adjustment of certain opening balance sheet items to fair value. Adjustments for DAAG relate primarily to facility closures and related severance and the adjustment of certain opening balance sheet items to fair value; and for Scott relate primarily to the adjustment of certain opening balance sheet items to fair value. In addition, during the latter half of fiscal 2002, the Company recorded the estimated fair value of intangible assets acquired related to its acquisition of Sensormatic using among other factors, appraisals, in the amount of $564.8 million. The $564.8 million consists of the following: developed technology of $348.2 million, trademarks of $135.9 million, customer base of $67.3 million, and in-process research and development of $13.4 million.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Acquisitions were an important part of Tyco's growth during fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. The Company begins formulating exit plans as part of the acquisition approval process. Tyco determines what it is willing to pay for an acquisition, partially based on its expectation that it can cost effectively integrate the products and services of an acquired company into Tyco's existing infrastructure and improve earnings by removing costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilizes existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targets companies that are perceived to be experiencing depressed financial performance. All of these factors contribute to acquisition prices in excess of the fair value of identifiable net assets acquired and the resultant goodwill.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for purchase acquisitions completed in fiscal 2002, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for acquisitions completed prior to fiscal 2002 ($ in millions):

Accounts receivables........................................  $  538.1
Inventories.................................................     299.0
Other current assets........................................     169.0
Property, plant and equipment...............................     352.0
Goodwill....................................................   4,071.4
Intangible assets...........................................   2,025.2
Other assets................................................     491.3
                                                              --------
                                                               7,946.0
                                                              --------
Accounts payable............................................     212.8
Accrued expenses and other current liabilities..............     982.6
Holdback/earn-out liability.................................     161.4
Other long-term liabilities.................................    (168.0)
Fair value of debt assumed..................................     799.1
Minority interest...........................................    (248.9)
                                                              --------
                                                               1,739.0
                                                              --------
                                                              $6,207.0
                                                              ========
Cash consideration paid (net of $158.0 million of cash
  acquired).................................................  $3,084.8
Share consideration paid and fair value of stock options
  assumed(1)................................................   3,122.2
                                                              --------
                                                              $6,207.0
                                                              ========

------------------------------

(1) The value of common shares issued is based upon the average of the volume-weighted average trading prices on the New York Stock Exchange for three days before and three days after the measurement date. The stock options assumed relate to the acquisition of Sensormatic in the first quarter of fiscal 2002 and the acquisition of Mallinckrodt in fiscal 2001. The value of the stock options was determined using the Black-Scholes valuation model based on the following assumptions: 39.0% volatility for Sensormatic and 36.0% volatility for Mallinckrodt; two-year expected life for in-the-money options and three-year expected life for out-of-the-money options, except if the remaining term of the options was less, in which case one-half of the remaining term was used; annual dividends of $0.05; and risk-free interest rates based on U.S. stripped Treasuries.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Fiscal 2002 acquisitions include, among others, SBC/Smith Alarm Systems ("Smith Alarm") and Century Tube Corporation ("Century") in October 2001; Sensormatic Electronics Corporation ("Sensormatic"), Transpower Technologies, DSC Group and Water & Power Technology ("Water & Power") in November 2001; Linq Industrial Fabrics, Inc. ("Linq") and the purchase of the remaining minority public interest of TyCom in December 2001; Paragon Trade Brands, Inc. ("Paragon") and Communications Instruments, Inc. ("CII") in January 2002; and Clean Air Systems in February 2002.

    Smith Alarm, a security monitoring company for both residential and commercial customers, was purchased for $78.2 million in cash and has been integrated within the Fire and Security Services segment. Century, a manufacturer of steel tubing, was purchased for $125.5 million in cash and has been integrated within the Engineered Products and Services segment. Sensormatic, a leading supplier of electronic security solutions to the retail, commercial and industrial market places, was purchased for approximately
47.8 million Tyco common shares valued at $1,918.8 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million, and has been integrated within the Fire and Security Services segment. The primary reason for the Sensormatic acquisition was that it presented Tyco with an opportunity to expand Tyco's security product range to include electronic article surveillance systems of which Sensormatic was the recognized market leader. Additionally, the acquisition allowed us to expand our presence in the access control and video systems businesses. Sensormatic was a global company with approximately $1.1 billion in revenue and a talented workforce, including an established research and development group. The acquisition presented us with many synergy opportunities in each of our operating regions around the world. Transpower Technologies, a designer and manufacturer of inductors and isolation transformers, was purchased for $62.6 million in cash and has been integrated within the Electronics segment. DSC Group, a manufacturer of security alarms, fire alarms and panels, was purchased for $90.6 million in cash and has been integrated within the Fire and Security Services segment. Water & Power, a provider of water treatment products and services, was purchased for $40.8 million in cash and has been integrated within the Engineered Products and Services segment. Linq, a manufacturer of flexible intermediate bulk containers, was purchased for $32.5 million in cash and has been integrated within the Healthcare and Specialty Products segment. TyCom is a leading provider of undersea fiber optic networks and services. In December 2001, the Company completed its amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Paragon, a global supplier of infant disposable diapers and other absorbent personal care products, was purchased for $706.8 million in cash and has been integrated within the Healthcare and Specialty Products segment. The primary reason for the Paragon acquisition was to acquire a leader in the global supply of disposable absorbent personal care products. Additionally, the acquisition allowed us to expand our presence in the disposable private label diapers and training pants sectors. The acquisition presented us with many synergy opportunities such as consolidation of manufacturing facilities and administrative functions and elimination of duplicate sales and marketing overhead. CII, a provider of advanced control electronic solutions in high performance relays, general-purpose relays, transformers, and EMI/RFI filters, was purchased for $214.0 million in cash and has been integrated within the Electronics segment. Clean Air Systems, a manufacturer of pollution control systems in industrial plants and products including industrial valves, controls and pneumatics, was purchased for $31.8 million in cash and has been integrated within the Engineered Products and Services segment. In addition to the acquisitions listed above, Tyco paid cash of $1,401.0 million to acquire approximately 1.4 million customer contracts for electronic security services through its dealer program and $459.0 million to acquire approximately 120 other smaller companies. The acquisitions comprised

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) primarily businesses which: manufacture a broad range of electronic products; manufacture a wide range of products used in the disposable medical products industry as well as other plastic products; manufacture fire and security products; manufacture valves and related products; and provide electronic security services. All acquisitions were integrated within the Electronics, Fire and Security Services, Healthcare and Specialty Products, or Engineered Products and Services segments.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2002 purchase acquisitions ($ in millions):

                                 SEVERANCE          FACILITIES-RELATED
                            --------------------   ---------------------     DISTRIBUTOR &
                            NUMBER OF              NUMBER OF                    SUPPLIER
                            EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    CANCELLATION FEES     OTHER      TOTAL
                            ---------   --------   ----------   --------   ------------------   --------   --------
Original liabilities
  established.............    4,286      $ 96.7        183       $60.5            $ 6.4          $ 31.0     $194.6
Fiscal 2002 utilization...   (2,833)      (57.6)      (101)       (8.7)            (3.3)          (23.6)     (93.2)
                             ------      ------       ----       -----            -----          ------     ------
Ending balance at
  September 30, 2002......    1,453      $ 39.1         82       $51.8            $ 3.1          $  7.4     $101.4
                             ======      ======       ====       =====            =====          ======     ======

    Purchase accounting liabilities recorded during fiscal 2002 consist of $96.7 million for severance and related costs; $60.5 million for costs associated with the shut down and consolidation of certain facilities, including unfavorable leases, lease terminations and other related fees, and other costs; $6.4 million for distributor and supplier contractual cancellation fees; and $31.0 million for transaction and other costs. These purchase accounting liabilities relate primarily to the acquisitions of Sensormatic, CII and Paragon.

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 183 facilities. The costs of employee terminations relate to the elimination of 2,700 positions in the United States, 522 positions in Latin America, 481 positions in Canada, 442 positions in Europe and 141 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 94 facilities in the United States, 48 facilities in Europe, 24 facilities in the Asia-Pacific region, 14 facilities in Canada and 3 facilities in Latin America, consisting primarily of administrative offices, sales offices, manufacturing plants and distribution centers. At September 30, 2002, 2,833 employees had been terminated and 101 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    Tyco has not yet finalized its business integration plans for all of its fiscal 2002 acquisitions. Accordingly, purchase accounting liabilities are subject to revision in future quarters. There are approximately 25 acquisitions, with estimated purchase accounting liabilities additions aggregating approximately $65.0 million, for which business integration plans have not been finalized. Individually, other than Paragon, none of these acquisitions are expected to have increases in purchase accounting liabilities in excess of $5 million as of September 30, 2002. With regards to Paragon, Eberle and CII, we anticipate additional purchase accounting liabilities of approximately
$30 million, $8 million and $5 million, respectively, will be recorded for severance, facilities and other fees related to the finalization of the integration plans. In addition, the Company has engaged third-party valuation firms to independently appraise the fair value of certain assets acquired. Tyco is still in the process of obtaining

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) independent valuations in order to finalize estimates for the fair values of certain assets acquired and liabilities assumed.

    At September 30, 2002, holdback/earn-out liabilities of $268.2 million remained on the Consolidated Balance Sheet, of which $124.5 million are included in accrued expenses and other current liabilities and $143.7 million are included in other long-term liabilities. These liabilities are payable in cash. In addition, a total of $101.4 million of purchase accounting liabilities related to fiscal 2002 acquisitions remained on the Consolidated Balance Sheet, of which $56.9 million are included in accrued expenses and other current liabilities and $44.5 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for long-term non-cancellable lease obligations and certain long-term severance arrangements.

    During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Specialty Products and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $7.2 million (excluding a previous charge of $125.3 million for impairment associated with these assets which were held for sale).

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2002 and 2001 acquisitions and divestitures and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions, and to adjustments for interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions and amalgamation had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                    FOR YEAR ENDED SEPTEMBER 30,
                                                -------------------------------------
                                                     2002(1)             2001(2)
                                                -----------------   -----------------
                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenues..................................      $36,108.5           $40,140.6
(Loss) income from continuing operations......       (3,073.2)            4,345.0
Net (loss) income.............................       (9,414.5)            3,646.6
Basic (loss) earnings per common share:
  (Loss) income from continuing operations....          (1.54)               2.21
  Net (loss) income...........................          (4.71)               1.94
Diluted (loss) earnings per common share:
  (Loss) income from continuing operations....          (1.54)               2.18
  Net (loss) income...........................          (4.71)               1.83

------------------------------

(1) Includes charges for the impairment of long-lived assets of $3,489.5 million; net restructuring and other unusual charges of $1,954.3 million; goodwill impairment charges of $1,343.7 million; charges related to prior years of $261.6 million (see Note 1); a loss on investments of $270.8 million; a net gain on the sale of businesses of $7.2 million; gain on the early extinguishment of debt of $30.6 million; and loss from discontinued operations of $6,341.3 million, net of tax. Excludes charge of $17.8 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic discussed in
    Note 7.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)
(2) Includes a net gain on sale of businesses of $410.4 million related primarily to the sale of ADT Automotive; a loss of $133.8 million related to the write-down of an investment; a net gain of $64.1 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $120.1 million; net restructuring and other unusual charges totaling
    $418.5 million; loss on the early extinguishment of debt of $26.3 million; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

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

FISCAL 2001

    During fiscal 2001, the Company purchased approximately 240 companies and business lines for an aggregate cost of $10,098.7 million, consisting of $6,313.8 million in cash, net of $343.4 million of cash acquired, and the issuance of approximately 78.2 million common shares valued at $3,784.9 million. Of this $6,313.8 million, Tyco paid $994.6 million for approximately 1.0 million customer contracts for electronic security services through its dealer program. The Company purchased all of the voting equity interests in each of the businesses acquired. In connection with these acquisitions, the Company recorded purchase accounting liabilities of $1,021.3 million for the costs of integrating the acquired companies and transaction costs. Also during fiscal 2001, Tyco purchased CIT for an aggregate cost of $9,455.5 million, consisting of $2,486.4 million in cash, net of $2,156.4 million of cash acquired, and the issuance of approximately
133.0 million common shares valued at $6,650.5 million, plus the fair value of options assumed of $318.6 million. CIT was subsequently disposed of in fiscal 2002 and has been presented as discontinued operations.

    During fiscal 2001, $788.7 million of cash was paid during the year for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid approximately $105.7 million relating to holdback and earn-out liabilities primarily related to certain prior year acquisitions. Fiscal 2001 purchase acquisitions include, among others, Mallinckrodt Inc., CIGI Investment Group, Inc., InnerDyne, Inc., LPS, Simplex Time Recorder Co., Scott, CIT and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. Certain acquisitions have provisions to defer a portion of the purchase price to cover holdback liabilities for items such as the finalization of the acquired company's net assets, during a specified period of time or to pay the purchase price over a period of time. At September 30, 2002, the Company has a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum payable to the former shareholders of Com-Net only after the construction and installation of the communications system is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at September 30, 2002, as the outcome of this contingency cannot be reasonably determined. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and Tyco common shares and net proceeds from the disposal of businesses. Fair value of debt of acquired companies aggregated $40,643.2 million, including $39,050.9 million of debt of CIT. Each

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the Company's consolidated results from their respective acquisition dates.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

                                           SEVERANCE          FACILITIES-RELATED
                                      --------------------   ---------------------     DISTRIBUTOR &
                                      NUMBER OF              NUMBER OF                    SUPPLIER
                                      EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    CANCELLATION FEES     OTHER      TOTAL
                                      ---------   --------   ----------   --------   ------------------   --------   --------
Original liabilities established....   10,270     $ 413.3        349       $302.2          $179.9         $ 224.6    $1,120.0
Liabilities of discontinued
  operations........................     (354)      (47.2)        --        (19.3)             --           (32.2)      (98.7)
                                       ------     -------       ----       ------          ------         -------    --------
Original liabilities continuing
  operations........................    9,916       366.1        349        282.9           179.9           192.4     1,021.3
Fiscal 2001 utilization.............   (7,847)     (203.2)      (172)       (21.6)          (94.3)         (140.9)     (460.0)
                                       ------     -------       ----       ------          ------         -------    --------
Ending balance at September 30,
  2001..............................    2,069       162.9        177        261.3            85.6            51.5       561.3
Additions to fiscal 2001 acquisition
  liabilities.......................    8,570       179.4        493         85.3            25.9            48.8       339.4
Fiscal 2002 utilization.............   (7,060)     (180.7)      (328)       (69.6)          (44.5)          (50.7)     (345.5)
Reclassifications...................       --         5.7         --        (29.3)           (3.0)           (2.7)      (29.3)
Reduction of estimates of fiscal
  2001 acquisition liabilities......   (1,383)      (37.6)      (242)       (40.2)          (35.3)          (17.8)     (130.9)
                                       ------     -------       ----       ------          ------         -------    --------
Ending balance at September 30,
  2002..............................    2,196     $ 129.7        100       $207.5          $ 28.7         $  29.1    $  395.0
                                       ======     =======       ====       ======          ======         =======    ========

    Purchase accounting liabilities recorded during fiscal 2001 consist of $366.1 million for severance and related costs; $282.9 million for costs associated with the shut down and consolidation of certain acquired facilities, including unfavorable leases, lease terminations and other related fees, and other costs; $179.9 million for distributor and supplier contractual cancellation fees; and $192.4 million for transaction and other costs. These purchase accounting liabilities relate primarily to the acquisitions of Mallinckrodt Inc. in October 2000, LPS, Simplex Time Recorder Co. in January 2001 and the electronic security systems businesses of Cambridge Protection Industries, LLC in July 2001 ("SecurityLink.")

    During fiscal 2001, the Company made payments totaling $20.0 million to Mr. Frank Walsh, a director of Tyco at the time of the CIT acquisition, and to a charitable organization specified by such director. The payments were direct and incremental costs incurred in connection with the acquisition of CIT and, accordingly, were included as part of the purchase price for CIT (see Note 17).

    In connection with the fiscal 2001 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 349 facilities. The costs of employee termination benefits relate to the elimination of 6,297 positions in the United States, 1,559 positions in Europe, 1,354 positions in the Asia-Pacific region and 706 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 226 facilities in the United States, 54 facilities in Europe, 48 facilities in the Asia-Pacific region and 21 facilities in Canada and Latin America, consisting primarily of manufacturing plants, distribution facilities, sales offices, corporate administrative facilities and research and development facilities. At September 30, 2002, 14,907 employees had been terminated and 500 facilities had been closed or consolidated.

    During fiscal 2002, we recorded additions to purchase accounting liabilities as we continued to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Microser S.L. (integrated within

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) the Electronics segment), DAAG, Edison and SecurityLink, among others. Finalization of components of integration plans associated with acquisitions resulted in additional purchase accounting liabilities of $339.4 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 8,570 employees, the closure of an additional 493 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

    During fiscal 2002, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $130.9 million primarily because actual costs were less than originally estimated since the Company severed 1,383 fewer employees and closed 242 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Also during the year ended September 30, 2002, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2001 acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to fiscal 2001 acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

    In connection with the purchase acquisitions consummated during fiscal 2001, liabilities for approximately $129.7 million for severance and related costs, $207.5 million for the shutdown and consolidation of acquired facilities, $28.7 million for distributor and supplier contractual cancellation fees and $29.1 million in transaction and other direct costs remained on the Consolidated Balance Sheet at September 30, 2002. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for long-term non-cancellable lease obligations and certain long-term severance arrangements.

    In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive, which is recorded as other income in the Consolidated Statement of Operations.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the fiscal 2001 and 2000 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation, and amounts have been revised to reflect the disposition of CIT as discontinued operations (see Note 11). These pro forma amounts do not purport to be indicative of the results that would have actually been

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) obtained if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                    FOR YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------------
                                                    2001(1)              2000(2)
                                               ------------------   ------------------
                                               ($ IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenues.................................       $37,169.8            $38,933.5
Income from continuing operations............         4,297.4              4,182.1
Net income...................................         3,606.0              4,143.5
Basic income per common share:
  Income from continuing operations..........            2.26                 2.20
  Net income.................................            1.89                 2.18
Diluted income per common share:
  Income from continuing operations..........            2.23                 2.17
  Net income.................................            1.87                 2.15

------------------------------

(1) Includes a net gain on sale of businesses of $410.4 million related primarily to the sale of ADT Automotive; a loss of $133.8 million related to the write-down of an investment; a net gain of $64.1 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $120.1 million; net restructuring and other unusual charges totaling
    $418.5 million; loss on the early extinguishment of debt of $26.3 million; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

(2) Includes an unusual gain of $1,760.0 million on the sale by a subsidiary of its common shares. Income also includes net restructuring and other unusual charges of $176.3 million; charges for the impairment of long-lived assets of $99.0 million; and a loss on the early extinguishment of debt of $0.3 million.

FISCAL 2000

    During fiscal 2000, the Company purchased approximately 200 companies and business lines for an aggregate cost of $4,917.9 million, consisting of $4,246.5 million in cash, net of $243.1 million of cash acquired, and the issuance of approximately 15.6 million common shares valued at $671.4 million. Of this $4,246.5 million, Tyco paid $500.1 million for approximately 550,000 customer contracts for electronic security services through its dealer program. In addition, $544.2 million of cash was paid during fiscal 2000 for purchase accounting liabilities related to 2000 and prior years' acquisitions. Fiscal 2000 acquisitions include, among others, the acquisition of General Surgical Innovations, Inc., AFC Cable Systems, Inc., Siemens Electromechanical Components GmbH & Co. KG, Praegitzer Industries, Inc., Critchley Group PLC and the Electronic OEM business of Thomas & Betts. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Fair value of debt of acquired companies aggregated $244.1 million. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of acquisitions completed in fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2000, the Company recorded approximately $5,206.8 million in goodwill and other intangible assets.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2000 purchase acquisitions ($ in millions):

                                               SEVERANCE          FACILITIES-RELATED
                                          --------------------   ---------------------
                                                                   NUMBER                  DISTRIBUTOR &
                                          NUMBER OF                  OF                      SUPPLIER
                                          EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    CANCELLATION FEES    OTHER      TOTAL
                                          ---------   --------   ----------   --------   -----------------   --------   --------
Original liabilities established........    7,215      $273.9        102       $62.7           $32.3          $57.3      $426.2
Fiscal 2000 utilization.................   (4,023)     (155.6)       (53)      (30.0)          (21.3)         (20.9)     (227.8)
                                           ------      ------        ---       -----           -----          -----      ------
Ending balance at September 30, 2000....    3,192       118.3         49        32.7            11.0           36.4       198.4
Fiscal 2001 utilization.................   (4,962)      (98.2)       (65)      (31.1)          (10.8)         (26.1)     (166.2)
Additions to fiscal 2000 acquisition
  liabilities...........................    3,842        35.6         86        36.5             6.5           25.4       104.0
Reclassifications.......................       --         1.0         --        (1.4)             --            0.1        (0.3)
Reduction of estimates of fiscal 2000
  acquisition liabilities...............     (515)      (15.7)        (9)       (9.8)           (1.4)          (6.4)      (33.3)
                                           ------      ------        ---       -----           -----          -----      ------
Ending balance at September 30, 2001....    1,557        41.0         61        26.9             5.3           29.4       102.6
Fiscal 2002 utilization.................     (997)      (15.8)       (32)       (7.1)           (0.4)          (4.1)      (27.4)
Reclassifications.......................       --          --         --        (0.3)            3.0           (6.0)       (3.3)
Reduction of estimates of fiscal 2000
  acquisition liabilities...............     (483)      (16.3)       (10)      (15.9)           (5.1)         (12.5)      (49.8)
                                           ------      ------        ---       -----           -----          -----      ------
Ending balance at September 30, 2002....       77      $  8.9         19       $ 3.6           $ 2.8          $ 6.8      $ 22.1
                                           ======      ======        ===       =====           =====          =====      ======

    Purchase accounting liabilities recorded during fiscal 2000 consist of $273.9 million for severance and related costs, $62.7 million for costs associated with the shut down and consolidation of certain acquired facilities, $32.3 million for distributor and supplier contractual cancellation fees and $57.3 million for transaction and other direct costs. The $273.9 million of severance and related costs covers employee termination benefits for approximately 7,215 employees located throughout the world, consisting primarily of manufacturing and distribution employees to be terminated as a result of the shut down and consolidation of production facilities and, to a lesser extent, administrative, technical and sales and marketing personnel. As we continued to formulate the integration plans of fiscal 2000 acquisitions, we recorded additions to purchase accounting liabilities during fiscal 2001 of $35.6 million for severence and related costs, reflecting the elimination of an additional 3,842 employees. At September 30, 2002, all but 77 employees had been terminated and $8.9 million in severance and related costs remained on the Consolidated Balance Sheet. The Company expects that the remaining employee terminations will be completed in fiscal 2003.

    The $62.7 million of exit costs are associated with the closure and consolidation of 102 facilities located primarily in the Asia-Pacific region and the United States. These facilities include manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. Included within these costs are accruals for non-cancelable leases associated with certain of these facilities. During fiscal 2001, we recorded additional liabilities of $36.5 million for the closure of an additional 86 facilities. All but 19 facilities had been closed or consolidated at September 30, 2002. The remaining facilities are primarily small sales and administrative offices, which are expected to be shut down in Fiscal 2003.

    During fiscal 2002, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2000 acquisitions by $49.8 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These reductions resulted primarily from costs being less than originally anticipated.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

    Also during fiscal 2002, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2000 acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to fiscal 2000 acquisitions to separately classify distributor and supplier cancellation fees. These reclassifications had no effect on the amount of goodwill that was recorded.

    At September 30, 2002, there remained on the Consolidated Balance Sheet purchase accounting liabilities of $22.1 million for employee severance (principally for payments to employees already terminated with severance paid out over time), facility related costs (principally for rents under non-cancelable leases for vacated premises) and other costs.

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

                                                           FOR THE YEAR ENDED
                                                         SEPTEMBER 30, 2000(1)
                                                 --------------------------------------
                                                 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
Net revenues...................................                $30,448.0
Income from continuing operations..............                  4,479.8
Net income.....................................                  4,479.8
Basic income per common share:
  Income from continuing operations............                     2.65
  Net income...................................                     2.65
Diluted income per common share:
  Income from continuing operations............                     2.61
  Net income...................................                     2.61

------------------------------

(1) Includes an unusual gain of $1,760.0 million on the sale by a subsidiary of its common shares. Income also includes net restructuring and other unusual charges of $176.3 million; charges for the impairment of long-lived assets of $99.0 million; and a loss on the early extinguishment of debt of $0.3 million.

3.  CONSOLIDATED SEGMENT DATA

    The Company's reportable segments are strategic business units that operate in different industries and are managed separately. The format of the segment data presented below is consistent with how business activities were reported internally to management through the period covered by this report. Certain corporate expenses were allocated to each operating segment's operating income, based generally on net revenues. For additional information, including a description of the products and services included in each segment, see Note 1.

    During fiscal 2002, the Company changed its internal reporting structure (due to the amalgamation with TyCom which eliminated the publicly held minority interest) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. In addition, during fiscal 2002, a change was made to the Company's internal reporting structure such that the operations of Tyco's flow control businesses and the environmental engineering business (previously

                            TYCO INTERNATIONAL LTD.

3.  CONSOLIDATED SEGMENT DATA (CONTINUED)
reported within the Fire and Security Services segment) and Tyco's electrical and metal products business (previously reported within the Electronics segment) now comprise the Company's new Engineered Products and Services segment. Also in fiscal 2002, Tyco sold its financial services business (Tyco Capital) through an IPO. The historical results of our financial services business are presented as "Discontinued Operations." See Note 11 for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

    Selected information by industry segment is presented in the following tables ($ in millions). Amounts exclude restructuring and other unusual charges (credits), charges for the impairment of long-lived assets, charges for the impairment of goodwill, write-off of purchased in-process research and development (IPR&D), and charges related to prior years, as described in Notes 1, 5, 6, 7, and 16.

                                                                     FOR THE YEAR ENDED
                                                                        SEPTEMBER 30,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
NET REVENUES:
    Fire and Security Services..............................  $10,637.6   $ 7,471.7   $ 6,076.6
    Electronics.............................................   10,528.0    13,572.8    12,449.5
    Healthcare and Specialty Products.......................    9,777.4     8,812.7     6,467.9
    Engineered Products and Services........................    4,700.7     4,179.4     3,937.9
                                                              ---------   ---------   ---------
      Net revenues from external customers..................  $35,643.7   $34,036.6   $28,931.9
                                                              =========   =========   =========

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                              2002           2001           2000
                                                            ---------      ---------      ---------
OPERATING INCOME (LOSS):
    Fire and Security Services............................  $ 1,407.3(1)   $ 1,289.2(6)   $ 1,029.3(11)
    Electronics...........................................    1,475.3(2)     3,477.8(7)     2,977.4(12)
    Healthcare and Specialty Products.....................    2,111.5(3)     2,060.8(8)     1,527.9(13)
    Engineered Products and Services......................      650.4(4)       816.5(9)       746.9
                                                            ---------      ---------      ---------
                                                              5,644.5        7,644.3        6,281.5
  Less: Corporate expenses................................     (196.2)(5)     (197.2)(10)    (187.4)(14)
      Goodwill amortization expense.......................         --         (537.4)        (344.4)
                                                            ---------      ---------      ---------
  Operating income (loss) before charges (credits)........  $ 5,448.3        6,909.7        5,749.7
  Less: Net restructuring, impairment and other unusual
    charges...............................................   (7,027.3)        (722.9)        (275.3)
                                                            ---------      ---------      ---------
  Operating (loss) income.................................  $(1,579.0)     $ 6,186.8      $ 5,474.4
                                                            =========      =========      =========

------------------------------

 (1) Excludes an impairment charge of $217.0 million primarily related to the write-down of intangible assets resulting from the curtailment, and in certain end markets, the termination of the authorized dealer program and the write-off of a software development project. Also excludes a net restructuring and other unusual charge of $94.9 million, of which charges of $19.4 million are included in cost of sales. The $94.9 million net charge consists of charges of $113.5 million primarily related to severance and facility-related charges associated with streamlining the business and an accrual for anticipated resolution and disposition of various labor and employment matters, offset by restructuring credits of $18.6 million due to costs being less than anticipated. Also excludes a charge of $17.8 million for the write-off of purchased IPR&D.

 (2) Excludes impairment charges of $3,113.7 million primarily related to the write-down of the TGN and other property, plant and equipment associated with the closure of certain facilities, net restructuring and other unusual charges of $1,559.5 million, of which $608.2 million is included in cost of sales and $115.0 million is included in selling, general and administrative expenses. The $1,559.5 million net charge consists of charges of $1,585.8 million primarily related to the

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                            TYCO INTERNATIONAL LTD.

3.  CONSOLIDATED SEGMENT DATA (CONTINUED)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

    write-down of inventory and facility closures, slightly offset by restructuring credits of $26.3 million due to costs being less than anticipated. Also excludes a charge for the impairment of goodwill of $1,024.5 million.

 (3) Excludes an impairment charge of $130.4 million primarily for the write-off of intangible assets related to a business line sold in July 2002, and net restructuring and other unusual charges of $54.9 million, of which $1.6 million is included in cost of sales. The $54.9 million net charge consists of charges of $58.8 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines, and the write-off of legal fees and other deal costs associated with acquisitions that were not completed, somewhat offset by restructuring credits of $3.9 million.

 (4) Excludes a charge for the impairment of goodwill of $319.2 million, restructuring and other unusual charges of $50.8 million, of which $6.2 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $9.5 million related to property, plant and equipment due to the closure of facilities that had become redundant due to acquisitions.

 (5) Excludes charges related to prior years of $261.6 million (see Note 1), restructuring and other unusual charges of $194.2 million primarily related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees and impairment charges of $18.9 million related to property, plant and equipment.

 (6) Excludes a net restructuring and other unusual charge of $84.1 million, of which $5.4 million is included in cost of sales. The $84.1 million net charge consists of charges of $85.7 million primarily associated with the closure of existing facilities that had become redundant due to acquisitions, slightly offset by restructuring credits of $1.6 million due to costs being less than anticipated. Also excludes a charge of $2.8 million related primarily to the impairment of property, plant and equipment associated with the closure of these facilities.

 (7) Excludes restructuring and other unusual charges of $383.8 million, of which charges of $125.8 million are included in cost of sales, primarily related to the closure of facilities within the computer and consumer electronics and communications industries. Also excludes a charge of $98.5 million related to the impairment of property, plant and equipment associated with the closure of these facilities.

 (8) Excludes the write-off of purchased in-process research and development of $184.3 million, and net restructuring and other unusual charges of $56.7 million, of which $44.0 million is included in cost of sales. The $56.7 million net charge consists of charges of $72.3 million, primarily related to inventory which had been written-up under purchase accounting and the closure of several manufacturing plants, offset by restructuring credits of $15.6 million. Also excludes a charge of $15.4 million related primarily to the impairment of property, plant and equipment associated with the closure of these plants.

 (9) Excludes a restructuring and other unusual charge of $57.3 million, of which $9.7 million is included in cost of sales, related primarily to a restructuring of the valves and controls business. Also excludes a charge of $3.4 million related primarily to the impairment of property, plant and equipment associated with the closure of facilities.

(10) Excludes an unusual credit of $166.8 million related to the settlement of litigation and an unusual charge of $3.4 million related to severance.

(11) Excludes a merger, restructuring and other unusual credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(12) Excludes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of sales, related to AMP's Brazilian operations and wireless communications business and a credit of $107.8 million, of which $6.3 million is included in cost of sales, representing primarily a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan. Also excludes an unusual charge of $13.1 million incurred in connection with the TyCom IPO.

(13) Excludes charges for the impairment of long-lived assets of $99.0 million and restructuring and other unusual charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting U.S. Surgical's interventional cardiology business. Excludes restructuring and other unusual charges of $11.1 million related to U.S. Surgical's suture business. Also excludes a credit of $29.9 million representing a revision in estimates of merger, restructuring and other unusual accruals consisting of $19.7 million related primarily to the merger with U.S. Surgical and $10.2 million related to the Company's 1997 restructuring accruals.

(14) Excludes an unusual charge of $275.0 million for certain claims relating to a merged company in the Healthcare business and other unusual charges of $1.2 million.

                            TYCO INTERNATIONAL LTD.

3.  CONSOLIDATED SEGMENT DATA (CONTINUED)
    Revenue by groups of products aggregated based upon business units within Tyco's segments are as follows:

                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                            -----------------------------------------
                                                              2002            2001            2000
                                                            ---------       ---------       ---------
REVENUE BY GROUPS OF PRODUCTS:
Security Services....................................       $ 5,990.5       $ 3,695.1       $ 3,331.1
Fire Protection......................................         4,647.1         3,776.6         2,745.5
Electronics Components...............................         9,778.3        11,709.6         9,909.8
Telecommunications...................................           749.7         1,863.2         2,539.7
Healthcare...........................................         7,899.1         7,065.3         4,377.5
Plastics and Adhesives...............................         1,878.3         1,737.5         1,583.9
ADT Automotive.......................................              --             9.9           506.5
Flow Control.........................................         2,789.0         2,252.9         2,023.5
Electrical and Metal Products........................         1,434.4         1,397.9         1,507.9
Tyco Infrastructure Services.........................           477.3           528.6           406.5
                                                            ---------       ---------       ---------
NET REVENUES FROM EXTERNAL CUSTOMERS.................       $35,643.7       $34,036.6       $28,931.9
                                                            =========       =========       =========

    Total assets, depreciation and amortization, and capital expenditures by segment are as follows:

                                                                        AT SEPTEMBER 30,
                                                            -----------------------------------------
                                                              2002            2001            2000
                                                            ---------       ---------       ---------
TOTAL ASSETS:
  Fire and Security Services.........................       $20,557.9       $15,575.7       $ 9,298.5
  Electronics........................................        18,179.1        21,604.0        14,278.0
  Healthcare and Specialty Products..................        15,086.9        15,238.8         8,925.6
  Engineered Products and Services...................         6,742.3         6,414.9         5,748.4
  Corporate..........................................         5,848.2         1,591.2         2,153.8
                                                            ---------       ---------       ---------
                                                             66,414.4        60,424.6        40,404.3
  Net Assets of Discontinued Operations..............              --        10,598.0              --
                                                            ---------       ---------       ---------
                                                            $66,414.4       $71,022.6       $40,404.3
                                                            =========       =========       =========

                            TYCO INTERNATIONAL LTD.

3.  CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                            -----------------------------------------
                                                              2002            2001            2000
                                                            ---------       ---------       ---------
DEPRECIATION AND AMORTIZATION:
  Fire and Security Services.........................       $   984.0       $   718.1       $   531.6
  Electronics........................................           546.5           721.0           630.4
  Healthcare and Specialty Products..................           362.8           518.0           330.1
  Engineered Products and Services...................           127.3           172.4           144.7
  Corporate..........................................            12.3            11.1             7.6
                                                            ---------       ---------       ---------
                                                            $ 2,032.9       $ 2,140.6       $ 1,644.4
                                                            =========       =========       =========
CAPITAL EXPENDITURES, NET(1):
  Fire and Security Services.........................       $   850.3       $   890.2       $   764.3
  Electronics........................................         1,597.9(2)      2,922.7(4)        609.8(6)
  Healthcare and Specialty Products..................           304.8           159.6           251.1
  Engineered Products and Services...................            78.7            32.7           142.1
  Corporate..........................................            23.0            40.0            47.6
                                                            ---------       ---------       ---------
                                                            $ 2,854.7(3)    $ 4,045.2(5)    $ 1,814.9(7)
                                                            =========       =========       =========

------------------------------

(1) Capital expenditures presented in this table represent purchases of property, plant and equipment net of proceeds received in sale-leaseback transactions and in sale/disposition of property, plant and equipment.

(2) Includes $1,146.0 million in spending for construction of the TGN.

(3) Net of $29.5 million received in sale-leaseback transactions and $166.2 million of proceeds received on sale of property, plant and equipment.

(4) Includes $2,247.7 million in spending for construction of the TGN.

(5) Net of $427.7 million received in sale-leaseback transactions and $62.0 million of proceeds received on sale of property, plant and equipment.

(6) Includes $111.1 million in spending for construction of the TGN.

(7) Net of $172.0 million received in sale-leaseback transactions and $61.6 million of proceeds received on sale of property, plant and equipment.

4.  CONSOLIDATED GEOGRAPHIC DATA

    Selected information by geographic area is presented below ($ in millions).

                                                             AS AT AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                            --------------------------------------------
                                                               2002             2001             2000
                                                            ----------       ----------       ----------
TOTAL REVENUES:
United States........................................       $20,284.6        $19,733.5        $17,308.2
Other Americas (excluding United States).............         2,071.1          2,206.9          1,149.3
Europe...............................................         8,373.5          7,591.1          6,610.1
Asia--Pacific........................................         4,914.5          4,505.1          3,864.3
                                                            ---------        ---------        ---------
  Net revenues from external customers(1)............       $35,643.7        $34,036.6        $28,931.9
                                                            =========        =========        =========

------------------------------

(1) Revenues from external customers are attributed to individual countries based on the reporting entity that records the transaction.

                            TYCO INTERNATIONAL LTD.

4.  CONSOLIDATED GEOGRAPHIC DATA (CONTINUED)

                                                             AS AT AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                             -------------------------------------------
                                                                2002             2001            2000
                                                             ----------       ----------       ---------
LONG-LIVED ASSETS:
United States.........................................       $ 7,201.2        $ 5,767.6        $5,258.5
Other Americas (excluding United States)..............           433.2          1,655.5           521.3
Europe................................................         2,766.8          4,450.2         2,035.9
Asia--Pacific.........................................           925.9          1,078.7           751.5
Corporate.............................................           466.9            620.1           395.5
                                                             ---------        ---------        --------
                                                             $11,794.0        $13,572.1        $8,962.7
                                                             =========        =========        ========

5.  RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET

    Restructuring and other unusual charges (credits), net, are as follows ($ in millions):

                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                            -----------------------------------------
                                                              2002            2001            2000
                                                            ---------       ---------       ---------
Fire and Security Services...........................       $    94.9       $    84.1       $   (11.2)
Electronics..........................................         1,559.5           383.8           (77.8)
Healthcare and Specialty Products....................            54.9            56.7           (10.9)
Engineered Products and Services.....................            50.8            57.3              --
Corporate............................................           194.2          (163.4)          276.2
                                                            ---------       ---------       ---------
                                                              1,954.3           418.5           176.3
Less: Inventory related amounts charged to cost of
  sales..............................................          (635.4)         (184.9)           (1.0)
    Bad debt provision charged to selling, general
    and administrative expenses......................          (115.0)             --              --
                                                            ---------       ---------       ---------
Restructuring and other unusual charges (credits),
  net................................................       $ 1,203.9       $   233.6       $   175.3
                                                            =========       =========       =========

2002 CHARGES AND CREDITS

    The Fire and Security Services segment recorded net restructuring and other unusual charges of $94.9 million. The net $94.9 million charge consists of charges of $113.5 million, of which charges of $19.4 million are included in cost of sales, related primarily to severance and facility closures associated with streamlining the business, partially offset by a credit of $18.6 million related to current and prior years' restructuring charges. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Fire and Security Services segment recorded in fiscal 2002 ($ in millions):

                                       SEVERANCE          FACILITIES-RELATED
                                  --------------------   ---------------------
                                  NUMBER OF              NUMBER OF
                                  EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                  ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2002 charges.............    3,100      $ 43.5       109        $15.7      $ 19.4      $34.9      $113.5
Fiscal 2002 reversals...........       --        (0.3)       --         (3.0)         --       (0.8)       (4.1)
Fiscal 2002 utilization.........   (1,754)      (23.8)       (6)        (0.1)      (19.4)      (2.7)      (46.0)
                                   ------      ------       ---        -----      ------      -----      ------
Ending balance at September 30,
  2002..........................    1,346      $ 19.4       103        $12.6      $   --      $31.4      $ 63.4
                                   ======      ======       ===        =====      ======      =====      ======

                            TYCO INTERNATIONAL LTD.

5.  RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED)
    The cost of announced workforce reductions of $43.5 million includes the elimination of 3,100 positions primarily in the United States, Latin America, Europe and Australia consisting primarily of manufacturing, general and administrative, technical, and sales and marketing personnel. The cost of facility closures of $15.7 million consists of the shutdown of 109 facilities primarily in Australia and Europe consisting primarily of sales offices and manufacturing plants. At September 30, 2002, 1,754 employees had been terminated and 6 facilities had been shut down.

    The other charges of $34.9 million consist primarily of an accrual for anticipated resolution and disposition of various labor and employment matters.

    The Electronics segment recorded net restructuring and other unusual charges of $1,559.5 million. The $1,559.5 million net charge consists of charges totaling $1,585.8 million (of which charges of $608.2 million are included in cost of sales and a bad debt provision of $115.0 million is included in selling, general and administrative expenses) primarily related to facility closures, inventory reserves and purchase commitment cancellations due to the significant downturn in the telecommunications business and certain electronics end markets. These charges were partially offset by restructuring credits of $26.3 million primarily related to a revision of estimates of current and prior years' severance and facility charges. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Electronics segment recorded in fiscal 2002 ($ in millions):

                                     SEVERANCE          FACILITIES-RELATED
                                --------------------   ---------------------
                                NUMBER OF              NUMBER OF
                                EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2002 charges...........    8,996      $198.1        31        $250.2     $ 943.6     $193.9    $1,585.8
Fiscal 2002 reversals.........     (356)       (2.5)       (1)         (8.1)         --         --       (10.6)
Fiscal 2002 utilization.......   (4,336)      (79.6)      (13)        (77.7)     (164.7)     (71.4)     (393.4)
                                 ------      ------       ---        ------     -------     ------    --------
Ending balance at
  September 30, 2002..........    4,304      $116.0        17        $164.4     $ 778.9     $122.5    $1,181.8
                                 ======      ======       ===        ======     =======     ======    ========

    The cost of announced workforce reductions of $198.1 million includes the elimination of 8,996 positions across all regions consisting primarily of manufacturing personnel. Facilities-related costs of $250.2 million include building lease termination fees and other contract cancellation costs for the shutdown of 31 facilities, primarily manufacturing plants in the United States. At September 30, 2002, 4,336 employees had been terminated and 13 facilities had been shut down.

    The $943.6 million inventory charges include $608.2 million of inventory write-downs and $335.4 million of supplier contract termination fees. The inventory write-downs and the supplier contract termination fees are primarily the result of the sudden and significant decrease in demand for our products and services, primarily in the telecommunications end markets. As a result, the Company determined that its current and committed inventory levels are in excess of forecasted needs. There were no significant sales of previously written-down or written-off inventory during the year ended September 30, 2002. Of the $608.2 million, $143.1 million of inventory has been scrapped as of September 30, 2002. We expect the remaining written-off inventory to be scrapped over the next three to six months. Also, as a result of the uncertainty related to the continued financial viability of a certain customer in the telecommunications industry, a bad debt provision of $115.0 million was recorded to selling, general and administrative expenses, which is included in the "Other" column above. In

                            TYCO INTERNATIONAL LTD.

5. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED) addition to the $115.0 million bad debt provision, the remaining other charges also include a write-off of an uncollectible receivable of $60.7 million as a result of the downturn in the telecommunications industry. To the extent that any of the bad debt provisions are not utilized, the excess amounts will be reversed as a credit to the selling, general and administrative expenses line in the Consolidated Statement of Operations and will be described as an unusual credit in Tyco's Consolidated Financial Statements and Managements' Discussion and Analysis. To the extent that any of the inventory is subsequently sold, the related amount of income, if any will be disclosed separately as an unusual credit in Tyco's Consolidated Financial Statements and Managements' Discussion and Analysis.

    The Healthcare and Specialty Products segment recorded a net restructuring and other unusual charge of $54.9 million. The $54.9 million net charge consists of charges of $58.8 million, of which charges of $1.6 million are included in cost of sales, related primarily to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines. These charges were partially offset by a credit of $3.9 million representing a revision in estimates of current and prior years' restructuring charges. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Healthcare and Specialty Products segment recorded in fiscal 2002 ($ in millions):

                                     SEVERANCE          FACILITIES-RELATED
                                --------------------   ---------------------
                                NUMBER OF              NUMBER OF
                                EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2002 charges...........     697       $28.2             9     $17.1       $ 1.6      $11.9      $ 58.8
Fiscal 2002 reversals.........      (6)       (0.8)           --        --          --       (2.4)       (3.2)
Fiscal 2002 utilization.......    (143)       (9.6)           (1)     (2.2)       (1.6)      (9.5)      (22.9)
                                  ----       -----     ---------     -----       -----      -----      ------
Ending balance at
  September 30, 2002..........     548       $17.8             8     $14.9       $  --      $  --      $ 32.7
                                  ====       =====     =========     =====       =====      =====      ======

    The cost of announced workforce reductions of $28.2 million includes the elimination of 697 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $17.1 million consists of the shutdown of 9 manufacturing and administrative facilities primarily in the United States. At September 30, 2002, 143 employees had been terminated and 1 facility had been shut down.

    The other charges of $11.9 million consist primarily of legal fees and other deal costs associated with acquisitions that were not completed.

    The Engineered Products and Services segment recorded restructuring and other unusual charges of $50.8 million, of which $6.2 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are

                            TYCO INTERNATIONAL LTD.

5. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED) discussed in Note 6) related to the Engineered Products and Services segment recorded in fiscal 2002 ($ in millions):

                                     SEVERANCE          FACILITIES-RELATED
                                --------------------   ---------------------
                                NUMBER OF              NUMBER OF
                                EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2002 charges...........    1,217      $ 35.7        48        $ 4.1       $ 6.2      $ 4.8      $ 50.8
Fiscal 2002 utilization.......     (712)      (27.7)      (27)        (1.5)       (6.2)      (4.0)      (39.4)
                                  -----      ------       ---        -----       -----      -----      ------
Ending balance at
  September 30, 2002..........      505      $  8.0        21        $ 2.6       $  --      $ 0.8      $ 11.4
                                  =====      ======       ===        =====       =====      =====      ======

    The cost of announced workforce reductions of $35.7 million includes the elimination of 1,217 positions primarily in the United States and Europe consisting primarily of manufacturing and sales personnel. Facilities-related costs of $4.1 million include the shutdown of 48 facilities primarily in the United States and Europe consisting primarily of sales offices and manufacturing facilities. At September 30, 2002, 712 employees had been terminated and 27 facilities had been shut down.

    In addition to segment charges, the Company recorded net charges of $194.2 million consisting of $78.6 million for severance and $39.6 million for contract terminations, legal fees and other items associated with the downsizing of the corporate headquarters and $76.0 million for the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed. At September 30, 2002, $49.0 million remained in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

2001 CHARGES AND CREDITS

    In fiscal 2001, the Fire and Security Services segment recorded a net restructuring and other unusual charge of $84.1 million. The $84.1 million net charge consists of charges of $85.7 million, of which charges of $5.4 million are included in cost of sales, related primarily to the restructuring of the existing U.S. security business and U.S. fire protection business in connection with the acquisitions of SecurityLink and Simplex, partially offset by a credit of $1.6 million representing a revision of estimates of prior years' merger, restructuring and other unusual charges. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived

                            TYCO INTERNATIONAL LTD.

5. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED) assets, which are discussed in Note 6) related to the Fire and Security Services segment recorded in fiscal 2001 ($ in millions):

                                     SEVERANCE          FACILITIES-RELATED
                                --------------------   ---------------------
                                NUMBER OF              NUMBER OF
                                EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges...........     972       $13.0         176       $ 47.6      $ 5.4      $19.7      $ 85.7
Fiscal 2001 utilization.......    (411)       (4.8)        (53)        (1.2)      (5.4)      (3.3)      (14.7)
                                  ----       -----        ----       ------      -----      -----      ------
Ending balance at
  September 30, 2001..........     561         8.2         123         46.4         --       16.4        71.0
Fiscal 2002 reversals.........    (118)       (0.3)         --        (13.9)        --         --       (14.2)
Fiscal 2002 utilization.......    (232)       (5.6)       (100)        (8.1)        --       (8.0)      (21.7)
                                  ----       -----        ----       ------      -----      -----      ------
Ending balance at
  September 30, 2002..........     211       $ 2.3          23       $ 24.4      $  --      $ 8.4      $ 35.1
                                  ====       =====        ====       ======      =====      =====      ======

    The cost of announced workforce reductions of $13.0 million includes the elimination of 972 positions primarily in the United States and Europe consisting primarily of manufacturing, general and administrative and sales and marketing personnel. The cost of facility closures of $47.6 million consists of the shutdown of 176 facilities in the United States, Europe and Canada consisting primarily of sales offices and manufacturing plants. At
September 30, 2002, 643 employees had been terminated and 153 facilities had been shut down.

    The other charges of $19.7 million consist primarily of contract cancellation costs and charges relating to an environmental remediation project. The total remaining balance at September 30, 2002 of $35.1 million, of which $20.1 million is included in accrued expenses and other current liabilities and $15.0 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for payments on non-cancelable lease obligations.

    In fiscal 2001, the Electronics segment recorded restructuring and other unusual charges of $383.8 million, of which charges of $125.8 million are included in cost of sales, related primarily to facility closures and related employee terminations within the computer and consumer electronics and communication industries. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Electronics segment recorded in fiscal 2001 ($ in millions):

                                    SEVERANCE          FACILITIES-RELATED
                               --------------------   ---------------------
                               NUMBER OF              NUMBER OF
                               EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                               ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges..........   10,375      $177.1        38        $ 44.4     $ 125.8     $ 36.5    $ 383.8
Fiscal 2001 utilization......   (6,020)      (70.5)      (12)        (10.2)     (125.8)     (17.5)    (224.0)
                                ------      ------       ---        ------     -------     ------    -------
Ending balance at
  September 30, 2001.........    4,355       106.6        26          34.2          --       19.0      159.8
Fiscal 2002 reversals........     (573)      (14.1)       (2)         (0.5)         --       (0.8)     (15.4)
Fiscal 2002 utilization......   (3,524)      (82.9)      (22)        (18.2)         --      (11.1)    (112.2)
                                ------      ------       ---        ------     -------     ------    -------
Ending balance at
  September 30, 2002.........      258      $  9.6         2        $ 15.5     $    --     $  7.1    $  32.2
                                ======      ======       ===        ======     =======     ======    =======

                            TYCO INTERNATIONAL LTD.

5.  RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED)
    Included in the $383.8 million restructuring and other unusual charges are the cost of announced workforce reductions of $177.1 million for the elimination of 10,375 positions primarily in the United States and Latin America consisting primarily of manufacturing personnel; the cost of facility closures of $44.4 million include building lease termination fees and other contract cancellation costs for the shutdown of 38 facilities; and other charges of $36.5 million consisting of purchase commitment cancellations and payments on non-cancelable machinery and equipment leases. The inventory charges of $125.8 million include $74.1 million related to inventory write-downs associated with exiting locations and scrapping amounts in excess of forecasted demand and an unusual charge of $51.7 million related to the sale of inventory, which had been written up under purchase accounting. The remaining balance at September 30, 2002 of $32.2 million, of which $27.7 million is included in accrued expenses and other current liabilities and $4.5 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for severance and payments on non-cancelable lease obligations.

    In fiscal 2001, the Healthcare and Specialty Products segment recorded a net restructuring and other unusual charge of $56.7 million. The $56.7 million net charge consists of charges of $72.3 million, of which charges of $44.0 million are included in cost of sales, related primarily to the sale of inventory, which had been written up under purchase accounting, and the closure of manufacturing plants, partially offset by a credit of $15.6 million representing a revision in estimates of prior years' merger, restructuring and other unusual charges related primarily to the merger with U.S. Surgical. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Healthcare and Specialty Products segment recorded in fiscal 2001 ($ in millions):

                                     SEVERANCE          FACILITIES-RELATED
                                --------------------   ---------------------
                                NUMBER OF              NUMBER OF
                                EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges...........    1,100      $19.2             5     $ 1.5      $ 44.0      $ 7.6      $ 72.3
Fiscal 2001 utilization.......     (444)      (9.2)           (2)     (0.6)      (44.0)      (1.2)      (55.0)
                                  -----      -----     ---------     -----      ------      -----      ------
Ending balance at
  September 30, 2001..........      656       10.0             3       0.9          --        6.4        17.3
Fiscal 2002 reversals.........      (23)      (0.5)           --      (0.1)         --       (0.1)       (0.7)
Fiscal 2002 utilization.......     (633)      (9.0)           (3)     (0.6)         --       (6.3)      (15.9)
                                  -----      -----     ---------     -----      ------      -----      ------
Ending balance at
  September 30, 2002..........       --      $ 0.5            --     $ 0.2      $   --      $  --      $  0.7
                                  =====      =====     =========     =====      ======      =====      ======

    The cost of announced workforce reductions of $19.2 million includes the elimination of 1,100 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $1.5 million consists of the shutdown of 5 manufacturing and administrative facilities in the United States. At September 30, 2002, all employees had been terminated and all facilities had been shut down.

    The inventory charges of $44.0 million include a charge of $35.0 million related to the sale of inventory, which had been written-up under purchase accounting. The other charges of $7.6 million consist primarily of the cost for lease buyouts and distributor termination fees.

                            TYCO INTERNATIONAL LTD.

5.  RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED)
    In fiscal 2001, the Engineered Products and Services segment recorded restructuring and other unusual charges of $57.3 million, of which $9.7 million are included in cost of sales, primarily related to a restructuring of the valves and controls business. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Engineered Products and Services segment recorded in fiscal 2001 ($ in millions):

                                     SEVERANCE          FACILITIES-RELATED
                                --------------------   ---------------------
                                NUMBER OF              NUMBER OF
                                EMPLOYEES    AMOUNT    FACILITIES    AMOUNT    INVENTORY    OTHER      TOTAL
                                ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges...........     970       $14.1         24        $ 3.3       $ 9.7      $30.2      $ 57.3
Fiscal 2001 utilization.......    (527)       (5.4)       (18)        (2.5)       (9.7)      (2.4)      (20.0)
                                  ----       -----        ---        -----       -----      -----      ------
Ending balance at
  September 30, 2001..........     443         8.7          6          0.8          --       27.8        37.3
Fiscal 2002 utilization.......    (430)       (8.3)        (6)        (0.7)         --       (8.7)      (17.7)
                                  ----       -----        ---        -----       -----      -----      ------
Ending balance at
  September 30, 2002..........      13       $ 0.4         --        $ 0.1       $  --      $19.1      $ 19.6
                                  ====       =====        ===        =====       =====      =====      ======

    The cost of announced workforce reductions of $14.1 million includes the elimination of 970 positions primarily in the United States consisting primarily of manufacturing personnel. Facilities-related costs of $3.3 million include the shutdown of 24 facilities primarily in the United States consisting primarily of manufacturing and distribution facilities. At September 30, 2002, 957 employees had been terminated and all facilities had been shut down.

    The other charges of $30.2 million consist primarily of charges relating to acquisition-related product replacement.

    In addition to segment charges, the Company recorded a net credit of $163.4 million, consisting of an unusual credit of $166.8 million related to the settlement of litigation and a charge of $3.4 million related to severance. The Company recorded charges of $275.0 million in fiscal 2000 for certain claims relating to a merged company in the Healthcare business, including
$190.0 million relating to the Surgical Dynamics, Inc. business of U.S. Surgical. The $275.0 million accrual comprises patent infringement related cases and a breach of contract claim. All cases relate to the Company's acquisition of U.S. Surgical on October 1, 1998. In fiscal 2001, the Company paid
$239.5 million primarily for the settlement of the breach of contract claim and one of the patent infringement cases. As part of the patent infringement settlement, the Company was provided with rights to an ongoing OEM arrangement or manufacturing rights valued at $166.8 million which was allocated to intangible assets to be amortized over a 10-year period. The corresponding amount initially established as an accrual for patent infringement was reversed on the restructuring and other unusual charges line in the Consolidated Statement of Operations during fiscal 2001. During the fourth quarter of fiscal 2002, the Company sold the business to which the intangible asset relates. At September 30, 2002, $35.5 million of the $275.0 million litigation accrual established in fiscal 2000 remains in other long-term liabilities on the Consolidated Balance Sheet relating to patent infringements, which have not yet been settled. In addition, $0.7 million relating to the $3.4 million severance charge remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet at September 30, 2002.

                            TYCO INTERNATIONAL LTD.

5. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS), NET (CONTINUED) 2000 CHARGES AND CREDITS

    In fiscal 2000, the Fire and Security Services segment recorded restructuring and other unusual credits of $11.2 million related to revisions in estimates of the Company's 1997 restructuring activities for amounts lower than originally recorded. Actions under the Company's 1997 restructuring plans have been completed.

    In fiscal 2000, the Electronics segment recorded a net merger, restructuring and other unusual credit of $77.8 million, which consists of credits of $107.8 million and charges of $30.0 million. The merger, restructuring and other unusual credit of $107.8 million, of which a credit of $6.3 million is included in cost of sales, is related to the merger with AMP and costs associated with AMP's profit improvement plan. The $107.8 million credit consists of a revision in estimates of severance liabilities of $55.2 million, facility liabilities of $7.8 million and other liabilities of $44.8 million primarily as a result of certain facilities remaining open due to changes in market conditions. The restructuring and other unusual charges of $30.0 million, of which $0.9 million is included in cost of sales includes $16.9 million related to restructuring activities in AMP's Brazilian operations and wireless communications business and an unusual charge of $13.1 million incurred in connection with the TyCom IPO.

    Included in the $16.9 million AMP restructuring and other unusual charges are the cost of announced workforce reductions of $4.9 million for the elimination of 941 positions primarily in Brazil; the cost of facility closures of $4.8 million for the shut-down and consolidation of 3 facilities; and other charges of $7.2 million consisting of the write-off of non-facility assets and other direct costs. At September 30, 2002, substantially all of these restructuring activities were completed. The remaining balance at September 30, 2002 of $3.0 million, of which $0.6 million is included in accrued expenses and other current liabilities and $2.4 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for payments on non-cancelable lease obligations.

    In fiscal 2000, the Healthcare and Specialty Products segment recorded a net merger, restructuring and other unusual credit of $10.9 million. The
$10.9 million net credit consists of charges of $11.1 million related to U.S. Surgical's suture business and charges of $7.9 million, of which charges of $6.4 million are included in cost of sales, related to exiting U.S. Surgical's interventional cardiology business. All of these restructuring activities have been completed. Also recorded was a credit of $29.9 million representing a revision in estimates of prior years' merger, restructuring and other unusual accruals, of which $19.7 million related primarily to the merger with U.S. Surgical and $10.2 million related to the Company's 1997 restructuring accruals. The $19.7 million credit relates to a revision in estimates of severance liabilities of $4.2 million, facility liabilities of $4.5 million and other liabilities of $11.0 million.

    In addition to segment charges (credits), the Company recorded unusual charges of $275.0 million in fiscal 2000 for certain claims relating to a merged company in the Healthcare business and $1.2 million for other unusual charges. See "2001 Charges and Credits" above for further discussion regarding the $275.0 million charge.

6.  CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company

                            TYCO INTERNATIONAL LTD.

6. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED) evaluates the recoverability of long-lived assets relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows is less than book value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

2002 CHARGES

    During fiscal 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $3,489.5 million.

    During fiscal 2002, the Fire and Security Services segment recorded a charge of $110.0 million related to the impairment of intangible assets resulting from the curtailment, and in certain markets, the termination of the authorized dealer program. In addition, the Fire and Security Services segment recorded a charge of $107.0 million primarily related to the impairment of property, plant and equipment associated with the termination of a software development project. The software development project related to a strategy to develop a new comprehensive integrated customer database and associated applications for this segment and its acquired companies. During fiscal 2002, management, with the assistance of a third-party consultant, performed a full evaluation to determine the information technology needs of the Fire and Security business relative to where it stood then and expectations for it over the near future. As a result of this review, the Company decided to abandon the project, which was still in the development and testing stage, resulting in the write-off of capitalized costs of $107.0 million.

    During fiscal 2002, the Electronics segment recorded a charge of $3,113.7 million, of which $2,544.7 million related to the impairment of the TGN, $541.0 million primarily related to property, plant and equipment associated with the closure of facilities as discussed in Note 5 and $28.0 million related to the impairment of intangible assets associated with undersea systems technology and know-how acquired through acquisitions. The fiberoptic capacity available in the market continues to significantly exceed overall market demand, creating sharply declining prices and reduced anticipated future cash flows.

    The Company has assessed the carrying value of the TGN using an analysis that employs estimates as to current and future market pricing, demand and network completion costs. This analysis is highly sensitive to changes in those estimates noted above. Based upon management's estimates, the Company concluded that the value of its fiberoptic network was impaired and consequently recorded an impairment charge during the quarter ended March 31, 2002. The amount of the impairment was based upon the difference between the carrying value of each asset group and the estimated fair value of those assets groups as of March 31, 2002. The estimated fair value of each asset group was determined using an income (discounted cash flow) approach. The cash flows forecasts were prepared using the fifteen year estimated weighted average useful life of each of the TGN asset groups. Probability factors were applied to various scenarios weighting the likelihood of each possible outcome. Then, each cash flow forecast was discounted using a weighted average cost of capital of 15% similar to that used for

                            TYCO INTERNATIONAL LTD.

6.  CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
SFAS 142 purposes, which was prepared by an independent appraiser as part of services rendered in evaluating the Company's enterprise value. Based upon these analyses, the sum of the expected future discounted cash flows was subtracted from the carrying values of the asset groups resulting in an impairment loss for the TGN. The entire TGN placed in service as of March 31, 2002 was written-off at that time, as well as a portion of construction in progress of the TGN. We reconsidered the factors noted above, such as projected operating results, business plans and an estimate of discounted future cash flows, in order to retest the carrying value of the TGN for a further impairment at June 30, 2002 and September 30, 2002. We determined that no impairment charge was necessary at June 30, 2002. However, as the telecommunications industry further declined, an additional impairment charge was necessary and recorded that amount as of September 30, 2002. Changes to these forecasts and assumptions could lead to further impairment of the TGN in the future. The amount of Tyco Global Network on the Consolidated Balance Sheet at September 30, 2002 is $581.6 million as compared to $2,342.4 million at September 30, 2001.

    During fiscal 2002, the Healthcare and Specialty Products segment recorded a charge of $125.3 million related to the impairment of intangible assets associated with Healthcare's Surgical Dynamics, Inc. business sold in July 2002. In addition, the Healthcare and Specialty Products segment recorded a charge of $5.1 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

    During fiscal 2002, the Engineered Products and Services segment recorded a charge of $9.5 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

    During fiscal 2002, the Company recorded a charge of $18.9 million related to the impairment of certain corporate properties associated with the downsizing of corporate headquarters discussed in Note 5.

2001 CHARGES

    The Electronics, Healthcare and Specialty Products, Engineered Products and Services and Fire and Security Services segments recorded charges of $98.5 million, $15.4 million, $3.4 million and $2.8 million, respectively, related primarily to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

2000 CHARGES

    The Healthcare and Specialty Products segment recorded a charge of $99.0 million in Fiscal 2000 primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of U.S. Surgical discussed in Note 5.

7.  WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    During fiscal 2002, in connection with Tyco's acquisition of Sensormatic and DSC Group, the Company wrote-off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $17.8 million. Management determined the value of the IPR&D using, among other factors, appraisals.

                            TYCO INTERNATIONAL LTD.

7.  WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

    In connection with Tyco's acquisition of Mallinckrodt Inc. during fiscal 2001, the Company wrote-off the fair value of purchased IPR&D of various projects for the development of new products and technologies in the amount of $184.3 million. Management determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and
(iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

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

    Future residual cash flows that could be generated from each of the projects were determined based upon management's estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account management's estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 14% to 25% per annum, depending on the project's stage of completion and the type of FDA approval needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $184.3 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of September 30, 2002, approximately 44% of the IPR&D projects have been successfully completed and approximately 30% of the projects have been discontinued or are currently inactive. The remainder are in various stages of completion. There are currently no expected material variations between projected results from the projects versus those at the time of the acquisition.

8.  OTHER (EXPENSE) INCOME

    Other (expense) income is as follows ($ in millions):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Income (loss) from early retirement of debt.................  $  30.6    $ (26.3)    $(0.3)
Loss on investments.........................................   (270.8)    (133.8)       --
Net gain on sale of businesses..............................      7.2      410.4        --
                                                              -------    -------     -----
                                                              $(233.0)   $ 250.3     $(0.3)
                                                              =======    =======     =====

                            TYCO INTERNATIONAL LTD.

8.  OTHER (EXPENSE) INCOME (CONTINUED)
    Tyco has repurchased some debt prior to scheduled maturities. In fiscal 2002, the Company recorded other income from the early retirement of debt totaling $30.6 million, as compared to losses from the early retirement of debt totaling $26.3 million and $0.3 million for fiscal 2001 and 2000, respectively.

    During fiscal 2002, the Company recognized a $270.8 million loss on equity investments, primarily related to its investments in FLAG Telecom Holdings Ltd. when it became evident that the declines in the fair value of FLAG and other investments were other than temporary. During fiscal 2001, the Company recognized a $133.8 million loss on equity investments, primarily related to its investment in 360Networks when it became evident that the declines in the fair value of the investments were other than temporary.

    During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Specialty Products and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $7.2 million (excluding a previous charge of $125.3 million for impairment associated with these assets which were held for sale). In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million after deducting commissions and other direct costs, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, as well as $60.7 million of special, non-recurring bonuses paid to key employees.

9.  TYCOM LTD.

    During fiscal 2000, TyCom Ltd., a majority-owned subsidiary of the Company, completed an initial public offering (the "TyCom IPO") of 70,300,000 of its common shares at a price of $32.00 per share. Net proceeds to TyCom from the TyCom IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $2.1 billion. Of that amount, TyCom paid
$200 million as a dividend to the Company. Prior to the TyCom IPO, the Company's ownership in TyCom's outstanding common shares was 100%, and at September 30, 2001 the Company's ownership in TyCom's outstanding common shares was approximately 89%. As a result of the TyCom IPO, the Company recognized a net pre-tax gain on its investment in TyCom of approximately $1.76 billion
($1.01 billion, after-tax), which has been included in net gain on sale of common shares of subsidiary in the fiscal 2000 Consolidated Statement of Operations. This gain is net of direct and incremental costs of the transaction, as well as $85.1 million of special, non-recurring bonuses paid to key employees. In addition, in connection with the TyCom IPO, the Company paid special, non-recurring bonuses of $13.1 million to certain employees, which was included on the restructuring and other unusual charges (credits), net line in the Consolidated Statement of Operations.

    During fiscal 2001, the Company recorded a $64.1 million net gain on the sale of approximately 5.6 million common shares of TyCom. This gain is net of direct and incremental costs of the transaction, as well as $15.0 million of special, non-recurring bonuses paid to key employees. During fiscal 2002, the Company recorded a $39.6 million adjustment to this gain (see Note 1).

    On December 18, 2001, the Company completed its amalgamation with TyCom and each of the approximately 56 million TyCom common shares not owned by Tyco were converted into the right to receive 0.3133 of a Tyco common share. Upon completion of the amalgamation, TyCom became a

                            TYCO INTERNATIONAL LTD.

9.  TYCOM LTD. (CONTINUED)
wholly-owned subsidiary of Tyco, and each outstanding option to purchase TyCom common shares is exercisable for Tyco common shares, with the number of Tyco shares equal to the number of TyCom common shares issuable upon exercise immediately prior to the consummation multiplied by the exchange ratio of
0.3133. The per share exercise price for the Tyco common shares issuable upon the exercise of TyCom options equals the exercise price per TyCom common share, at the price such options were exercisable prior to the amalgamation, divided by the exchange ratio. In addition, each outstanding TyCom restricted share was converted into a restricted Tyco common share based on the exchange ratio. The options and restricted shares are subject to the same terms and conditions that were applicable immediately prior to the amalgamation.

10.  INCOME TAXES

    The provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
Notional U.S. federal income tax (benefit) expense at the
  statutory rate............................................  $  (984.0)  $2,003.6   $2,262.6
Adjustments to reconcile to the Company's income tax
  provision:
  U.S. state income tax provision, net......................       27.2       75.7       46.7
  Asset impairments in low-rate jurisdictions...............      861.5        1.2        6.4
  Non-U.S. net earnings.....................................     (174.1)    (923.9)    (495.6)
  Nondeductible charges.....................................      541.2      170.4      140.8
  Other.....................................................      (14.1)     (51.3)     (35.0)
                                                              ---------   --------   --------
  Provision for income taxes................................      257.7    1,275.7    1,925.9
  Deferred (benefit) provision..............................     (127.8)     558.8      721.2
                                                              ---------   --------   --------
  Current provision.........................................  $   385.5   $  716.9   $1,204.7
                                                              =========   ========   ========

    The provisions for fiscal 2002, fiscal 2001, and fiscal 2000 include
$503.1 million, $629.2 million and $648.6 million, respectively, for non-U.S. income taxes. The non-U.S. component of income/(loss) before income taxes was $(739.9) million, $4,398.8 million and $3,343.6 million for fiscal 2002, fiscal 2001, and fiscal 2000, respectively.

                            TYCO INTERNATIONAL LTD.

10.  INCOME TAXES (CONTINUED)
    The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
Deferred tax assets:
Accrued liabilities and reserves.......................  $ 1,802.7   $ 1,522.6
Tax loss and credit carryforwards......................    1,679.7       762.0
Capitalized research and development and interest......      148.5       139.6
Other..................................................      413.4       135.8
                                                         ---------   ---------
                                                           4,044.3     2,560.0
                                                         ---------   ---------
Deferred tax liabilities:
Property, plant and equipment..........................     (512.6)     (439.1)
Intangibles............................................     (770.6)     (564.0)
Undistributed earnings of subsidiaries.................      (80.1)     (126.1)
Other..................................................     (335.0)     (614.1)
                                                         ---------   ---------
                                                          (1,698.3)   (1,743.3)
                                                         ---------   ---------
Net deferred income tax asset before valuation
  allowance............................................    2,346.0       816.7
Valuation allowance....................................     (493.5)     (122.4)
                                                         ---------   ---------
Net deferred income tax asset..........................  $ 1,852.5   $   694.3
                                                         =========   =========

    At September 30, 2002, the Company had approximately $1,275.0 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $647.0 million have no expiration, and the remaining $628.0 million will expire in future years through 2012. U.S. operating loss carryforwards at September 30, 2002 were approximately $2,501.0 million and will expire in future years through 2022. Of these U.S. losses, approximately $455.0 million are limited in their use by "change of ownership" rules as defined in the Internal Revenue Code of 1986. There are other limitations imposed on the utilization of net operating losses that could further restrict the recognition of such tax benefits. A valuation allowance has been provided primarily for operating loss carryforwards that are not expected to be utilized. The valuation allowance has increased substantially over the prior year. The increase in valuation allowance is primarily due to the uncertainty of the utilization of certain non-U.S. net operating losses. At September 30, 2002, approximately $119.0 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

    The Company and its subsidiaries' income tax returns are routinely examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting such proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these tax accrued amounts. Management believes but cannot assure you that ultimate resolution of these tax deficiencies and

                            TYCO INTERNATIONAL LTD.

10.  INCOME TAXES (CONTINUED)
contingencies will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

    Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, or the investments are essentially permanent in duration. A liability could arise if amounts were distributed by their subsidiaries or if their subsidiaries were disposed. It is not practicable to estimate the additional taxes related to the permanently reinvested earnings or the basis differences related to investments in subsidiaries.

11.  DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On April 25, 2002, the Company announced its plan to divest Tyco Capital potentially through an IPO of all of CIT's outstanding shares. In June 2002, management and the Company's Board of Directors approved the sale of common shares of CIT in an IPO establishing a measurement date for discontinued operations. Accordingly, the results of Tyco Capital are presented as discontinued operations for all periods. Prior year amounts include Tyco Capital's operating results after June 1, 2001, the date of acquisition of CIT by Tyco. The sale of 100% of CIT's common shares through an IPO was completed on July 8, 2002.

    The following table presents summary balance sheet information for the discontinued operations of Tyco Capital at September 30, 2001 ($ in millions):

                                                              SEPTEMBER 30,
                                                                   2001
                                                              --------------
Cash........................................................     $   808.0
Finance receivables, net....................................      31,386.5
Property, plant and equipment (including equipment leased to
  others), net..............................................       6,503.6
Goodwill, net...............................................       6,547.5
Other assets................................................       5,844.5
                                                                 ---------
  Total assets..............................................     $51,090.1
                                                                 =========
Loans payable and current maturities of long-term debt......     $17,050.6
Accrued expenses and other liabilities......................       4,534.4
Long-term debt..............................................      18,647.1
                                                                 ---------
  Total liabilities.........................................      40,232.1
Mandatorily redeemable preferred securities.................         260.0
  Total shareholder's equity................................      10,598.0
                                                                 ---------
  Total liabilities and shareholder's equity................     $51,090.1
                                                                 =========

                            TYCO INTERNATIONAL LTD.

11. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) Operating results from the discontinued operations of Tyco Capital through
July 8, 2002 were as follows ($ in millions):

                                                                    FOR THE PERIOD
                                                                        JUNE 2
                                                 FOR THE PERIOD        (DATE OF
                                                   OCTOBER 1,        ACQUISITION)
                                                  2001 THROUGH          THROUGH
                                                  JULY 8, 2002    SEPTEMBER 30, 2001
                                                 --------------   -------------------
Finance income.................................    $ 3,327.6           $1,676.5
Interest expense...............................      1,091.5              597.1
                                                   ---------           --------
Net finance income.............................      2,236.1            1,079.4
Depreciation on operating lease equipment......        944.4              448.6
                                                   ---------           --------
Net finance margin.............................      1,291.7              630.8
Provision for credit losses....................        665.6              116.1
                                                   ---------           --------
Net finance margin, after provision for credit
  losses.......................................        626.1              514.7
Other income...................................        741.1              335.1
                                                   ---------           --------
Operating margin...............................      1,367.2              849.8
                                                   ---------           --------
Selling, general, administrative and other
  costs and expenses...........................        687.8              398.7
Goodwill impairment............................      6,638.1                 --
                                                   ---------           --------
Operating expenses.............................      7,325.9              398.7
                                                   ---------           --------
(Loss) income before income taxes and minority
  interest.....................................     (5,958.7)             451.1
Income taxes...................................       (316.1)            (195.0)
Minority interest..............................         (7.7)              (3.6)
                                                   ---------           --------
(Loss) income from discontinued operations.....    $(6,282.5)          $  252.5
                                                   =========           ========

    During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit ratings, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. Further, market-based information used in connection with the Company's preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, the Company performed a SFAS 142 first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that time.

    Management's objective in performing the SFAS 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill

                            TYCO INTERNATIONAL LTD.

11. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, we recorded a $4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

    SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment charge of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in a goodwill impairment of $1,867.0 million which is also included in discontinued operations as of June 30, 2002. Tyco also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to fair value for a total CIT goodwill impairment of $2,125.4 million for the quarter ended June 30, 2002. This write-down was based upon net IPO proceeds of approximately $4.4 billion, after deducting estimated out of pocket expenses, and is included in the $6,282.5 million loss from discontinued operations. During the fourth quarter of fiscal 2002, Tyco recorded a loss on the sale of Tyco Capital of $58.8 million.

ACCOUNTING POLICIES OF DISCONTINUED OPERATIONS

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

    At the time of designation for sale, securitization or syndication, assets are classified as finance receivables held for sale, which are included in Net Assets of Discontinued Operations on the Consolidated Balance Sheet. These assets are carried at the lower of aggregate cost or market value.

    LEASE FINANCING--Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third-party lenders on a nonrecourse basis, with Tyco Capital providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third-party debt and unearned finance income. Management performs periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the current period.

    RESERVE FOR CREDIT LOSSES ON FINANCE RECEIVABLES--The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators,

                            TYCO INTERNATIONAL LTD.

11. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) including historical and expected charge-off experience and levels of past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses.

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

    FINANCE INCOME--Includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which Tyco Capital has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

    The accrual of finance income on commercial and consumer finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful.

    FINANCIAL INSTRUMENTS--See the Company's discussion of significant accounting policies included in Note 1 for information related to financial instruments. Additionally, Tyco Capital has derivatives which

                            TYCO INTERNATIONAL LTD.

11. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) are designated as a cash flow hedge. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive (loss) income and are recognized in the Consolidated Statement of Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

12.  CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

    During fiscal 2002, the Company recognized $294.2 million of revenue that had previously been included in the SAB 101 cumulative effect adjustment recorded as of October 1, 2000. The impact of SAB 101 on net revenues in fiscal 2001 was a net decrease of $241.1 million, reflecting the deferral of $520.5 million of fiscal 2001 revenues, partially offset by the recognition of $279.4 million of revenue that is included in the cumulative effect adjustment as of the beginning of the fiscal year.

    The Company recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in fiscal 2001 in accordance with the transition provisions of SFAS No. 133.

13.  (LOSS) EARNINGS PER COMMON SHARE

    The reconciliations between basic and diluted (loss) earnings per common share are as follows ($ in millions, except per share data):

                                    FOR THE YEAR ENDED                FOR THE YEAR ENDED                FOR THE YEAR ENDED
                                    SEPTEMBER 30, 2002                SEPTEMBER 30, 2001                SEPTEMBER 30, 2000
                             --------------------------------   -------------------------------   -------------------------------
                                                    PER SHARE                         PER SHARE                         PER SHARE
                               LOSS       SHARES     AMOUNT      INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                             ---------   --------   ---------   --------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER
  COMMON SHARE:
(Loss) income from
  continuing operations....  $(3,070.4)  1,988.5     $(1.54)    $4,401.5   1,806.9      $2.44     $4,519.9   1,688.0      $2.68
Stock options and
  warrants.................         --        --                      --      21.4                      --      21.2
Exchange of convertible
  debt due 2010............         --        --                     1.1       3.3                     1.5       4.0
                             ---------   -------                --------   -------                --------   -------
DILUTED (LOSS) EARNINGS PER
  COMMON SHARE:
(Loss) income from
  continuing operations,
  giving effect to dilutive
  adjustments..............  $(3,070.4)  1,988.5     $(1.54)    $4,402.6   1,831.6      $2.40     $4,521.4   1,713.2      $2.64
                             =========   =======                ========   =======                ========   =======

    The computation of diluted loss per common share in fiscal 2002 excludes the effect of the potential exercise of options to purchase approximately
10.0 million shares and the potential exchange

                            TYCO INTERNATIONAL LTD.

13. (LOSS) EARNINGS PER COMMON SHARE (CONTINUED) of convertible debt due 2010 for 2.9 million shares, because the effect would be anti-dilutive. The computation of diluted earnings per common share in fiscal 2001 and fiscal 2000 excludes the effect of the assumed exercise of approximately 12.2 million and 7.3 million stock options, respectively, that were outstanding as of September 30, 2001 and 2000, respectively, because the effect would be anti-dilutive. Dilutive (loss) earnings per common share for fiscal 2002 also excludes 47.5 million and 22.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met. Dilutive earnings per common share for fiscal 2001 also excludes 48.0 million and 26.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

14.  SALE OF ACCOUNTS RECEIVABLE

   Tyco has several programs under which it sells participating interests in accounts receivable to investors who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the Company sells new receivables. The Company has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. At September 30, 2002, the availability under these programs is $1,025 million. At September 30, 2002 and 2001, $933 million and $695 million, respectively, was utilized under the programs. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the cost that would be incurred if commercial paper were issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such discount aggregated $17.0 million, $25.3 million, and $25.7 million, or 2.7%, 5.3% and 6.6% of the weighted-average balance of the receivables outstanding, during fiscal 2002, 2001 and 2000, respectively. The Company retains collection and administrative responsibilities for the participating interests in the defined pool. Also, some of our international businesses sell accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under these arrangements was $157 million and $153 million at September 30, 2002 and 2001, respectively.

    As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, investors of two of our accounts receivable programs had the option to discontinue reinvestment in new receivables and terminate the programs. The investors have not exercised this option and one program was subsequently amended to continue reinvestment. The amount outstanding under the other program was $132.4 million at September 30, 2002.

    In addition, during fiscal 2002 Tyco sold certain receivables from time to time to Tyco Capital prior to its disposition. The average amount sold during such period was $332.5 million, which is net of discounts equal to $15.4 million. These sales were eliminated as an intercompany transaction in the Consolidated Financial Statements.

                            TYCO INTERNATIONAL LTD.

14.  SALE OF ACCOUNTS RECEIVABLE (CONTINUED)
    Also on September 27, 2001, Tyco sold certain accounts receivable to Tyco Capital for net proceeds of approximately $297.8 million, which is net of a discount of $4.3 million. This sale was eliminated as an intercompany transaction in Tyco's Consolidated Financial Statements.

15.  INVESTMENTS

    At September 30, 2002 and 2001, Tyco had available-for-sale equity investments with a fair market value of $24.6 million and $84.4 million and a cost basis of $32.4 million and $205.6 million, respectively. The gross unrealized losses of $8.2 million and $149.6 million and gross unrealized gains of $0.4 million and $28.4 million at September 30, 2002 and 2001 have been recorded net of deferred taxes asset of $2.5 million in both years. These amounts have been included as a separate component of shareholders' equity. See
Note 8 for discussion of realized losses on equity investments. At September 30, 2002, Tyco also had held-to-maturity investments in other current assets of $93.5 million. Amortized costs approximated fair value.

16.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill, net was $26,093.2 million and $23,264.0 million at September 30, 2002 and 2001, respectively. Accumulated amortization amounted to $1,556.5 million at September 30, 2001. The changes in the carrying amount of goodwill for fiscal 2002, including a reclassification from other intangibles to goodwill upon the adoption of SFAS 142, are as follows ($ in millions):

                                        FIRE AND                  HEALTHCARE      ENGINEERED
                                        SECURITY                 AND SPECIALTY   PRODUCTS AND
                                        SERVICES   ELECTRONICS     PRODUCTS        SERVICES     TOTAL TYCO
                                        --------   -----------   -------------   ------------   ----------
Balance at September 30, 2001.........  $5,957.8    $ 7,749.5      $6,584.0        $2,930.0     $23,221.3
Reclassification of intangible
  assets..............................        --           --          42.7              --          42.7
                                        --------    ---------      --------        --------     ---------
Balance at September 30, 2001 after
  reclassification....................   5,957.8      7,749.5       6,626.7         2,930.0      23,264.0
Goodwill related to acquisitions......   2,003.5      1,098.0         716.7           253.2       4,071.4
Goodwill written-off related to
  divestitures........................      (0.3)          --         (55.4)             --         (55.7)
Goodwill impairment...................        --     (1,024.5)           --          (319.2)     (1,343.7)
Adjustments for prior years'
  activity............................      (4.3)        (9.9)         (7.7)           (5.4)        (27.3)
Currency translation adjustments......      87.5         35.4           6.0            55.6         184.5
                                        --------    ---------      --------        --------     ---------
Balance at September 30, 2002.........  $8,044.2    $ 7,848.5      $7,286.3        $2,914.2     $26,093.2
                                        ========    =========      ========        ========     =========

    Under the transition provisions of SFAS No. 142, our transitional benchmark analysis concluded that there was no goodwill impairment at October 1, 2001. However, during the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,181.4 million related to the impairment of the TGN (fixed asset), as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the TGN impairment charge, see Note 6. An updated

                            TYCO INTERNATIONAL LTD.

16. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) goodwill valuation was completed as of March 31, 2002 for Tyco
Telecommunications. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Telecommunications reporting unit's goodwill at that date.

    During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to the Company's reporting units. Tyco experienced disruptions to its business surrounding the termination of its previously announced break-up plan, the resignation of its chief executive officer, further downgrades in its credit ratings and an additional decline in its market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at the Company's corporate offices and negative publicity about Tyco, as evidenced by the decline in the Company's total market capitalization. This resulted in an estimated goodwill impairment of $844.4 million, $607.7 million relating to Tyco Telecommunications and $236.7 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment.

    During the quarter ended September 30, 2002, step two analyses, as prescribed by SFAS142 were completed for the Tyco Telecommunications and Tyco Infrastructure reporting units. This resulted in an incremental goodwill impairment on continuing operations of $162.0 million ($79.5 million relating Tyco Telecommunications and $82.5 million relating to Tyco Infrastructure).

    During the quarter ended September 30, 2002, circumstances associated with the restructuring charges related to the Telecommunications reporting unit indicated potential further impairment of the value of goodwill of this reporting unit. An updated valuation using an income approach based on the present value of future cash flows was completed as of September 30, 2002. The valuation resulted in an additional estimated goodwill impairment on continuing operations of $337.3 million.

    During fiscal 2002 we curtailed, and in certain markets terminated, the ADT authorized dealer program. Due to a decrease in projected purchases of customer contracts through the authorized dealer program, an updated valuation using an income approach based on the present value of future cash flows as of September 30, 2002 was performed for the Security Services reporting unit. The valuation results indicated that the fair value of the reporting unit exceeded the book value of the reporting unit resulting in no impairment of the Security Services reporting unit's goodwill at that date.

    Further disruptions to Tyco's business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, continued downgrades in Tyco's credit ratings, and additional market capitalization declines may result in the Company having to perform another SFAS 142 first step valuation analysis for all of its reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges to goodwill and other asset impairments in the future. We have elected to make July 1 the annual assessment date for all reporting units.

    See Note 11, "Discontinued Operations of Tyco Capital (CIT Group Inc.)," for information regarding the impairment of goodwill relating to Tyco Capital.

                            TYCO INTERNATIONAL LTD.

16.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    Following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for fiscal 2001 and 2000 ($ in millions, except per share data):

                                        FISCAL 2001                        FISCAL 2000
                              --------------------------------   --------------------------------
                                           BASIC      DILUTED                 BASIC      DILUTED
                                         EARNINGS    EARNINGS               EARNINGS    EARNINGS
                              EARNINGS   PER SHARE   PER SHARE   EARNINGS   PER SHARE   PER SHARE
                              --------   ---------   ---------   --------   ---------   ---------
Income from continuing
  operations................  $4,401.5     $2.44       $2.40     $4,519.9     $2.68       $2.64
Goodwill amortization
  expense, net of tax.......     496.3      0.27        0.27        325.1      0.19        0.19
                              --------                           --------
ADJUSTED INCOME FROM
  CONTINUING OPERATIONS.....  $4,897.8     $2.71       $2.67     $4,845.0     $2.87       $2.83
                              ========                           ========
Income before extraordinary
  items and cumulative
  effect of accounting
  changes...................  $4,654.0     $2.58       $2.54     $4,519.9     $2.68       $2.64
Goodwill amortization
  expense, net of tax.......     556.1      0.31        0.30        325.1      0.19        0.19
                              --------                           --------
ADJUSTED INCOME BEFORE
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES........  $5,210.1     $2.88       $2.85     $4,845.0     $2.87       $2.83
                              ========                           ========
Net income..................  $3,970.6     $2.20       $2.17     $4,519.9     $2.68       $2.64
Goodwill amortization
  expense, net of tax.......     556.1      0.31        0.30        325.1      0.19        0.19
                              --------                           --------
ADJUSTED NET INCOME.........  $4,526.7     $2.51       $2.47     $4,845.0     $2.87       $2.83
                              ========                           ========

    Other intangible assets, net were $6,562.6 million and $5,476.9 million at September 30, 2002 and 2001, respectively. Accumulated amortization amounted to $1,472.9 million and $864.6 million at September 30, 2002 and 2001, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                     AT SEPTEMBER 30, 2002                    AT SEPTEMBER 30, 2001
                             --------------------------------------   --------------------------------------
                                                         WEIGHTED                                 WEIGHTED
                              GROSS                      AVERAGE       GROSS                      AVERAGE
                             CARRYING   ACCUMULATED    AMORTIZATION   CARRYING   ACCUMULATED    AMORTIZATION
                              AMOUNT    AMORTIZATION    PERIOD(1)      AMOUNT    AMORTIZATION    PERIOD(1)
                             --------   ------------   ------------   --------   ------------   ------------
Contracts and related
  customer relationships...  $4,354.0     $  994.6       10 years     $2,978.8      $514.6        10 years
Intellectual property......   3,446.3        433.4       22 years      2,991.6       297.9        23 years
Other......................     235.2         44.9       28 years        371.1        52.1        19 years
                             --------     --------                    --------      ------
  Total....................  $8,035.5     $1,472.9       16 years     $6,341.5      $864.6        17 years
                             ========     ========                    ========      ======

------------------------------

(1) Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

                            TYCO INTERNATIONAL LTD.

16.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    As of September 30, 2002 the Company had $140.1 million of intellectual property, consisting primarily of trademarks acquired from Sensormatic, and $0.2 million customer relationships that are not subject to amortization. As of September 30, 2002 and 2001, the Company had $26.2 million and $3.9 million, respectively, of other intangible assets that are not subject to amortization.

    Intangible asset amortization expense for Fiscal 2002, 2001 and 2000 was $567.4 million, $360.1 million and $205.0 million, respectively. Amortization expense on intangible assets currently owned by the Company is expected to be approximately $600 million for each of the next five fiscal years.

17.  RELATED PARTY TRANSACTIONS

    The Company has amounts due related to loans and advances issued to employees under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans are provided to employees under the Company's Key Employee Loan Program for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. The loans are unsecured and bear interest, payable annually, at a rate based on the six month LIBOR rate, calculated annually as the average of the 12 rates in effect on the first day of the month. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. In addition, the Company issued mortgages to certain employees under employee relocation programs. These mortgages are generally payable in 15 years and are secured by the underlying property. During fiscal 2002, the maximum amount outstanding under these programs was $117.5 million. Loans receivable under these programs, as well as other unsecured advances outstanding, were $88.1 and $93.4 million at September 30, 2002 and 2001, respectively. Certain of the above loans totaling $30.3 million and $33.7 million at September 30, 2002 and 2001, respectively, are non-interest bearing. Interest income on interest bearing loans totaled
$5.5 million, $1.3 million, and $3.7 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

    During fiscal 2002, L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, had outstanding loans from Tyco. The rate of interest charged on such loans was 1.91%. The maximum amount outstanding under these loans during fiscal 2002 was $51.0 million plus accrued interest of $3.2 million, and the amount outstanding at September 30, 2002 was $47.0 million.

    During fiscal 2002, Mark H. Swartz, a former director and our former Chief Financial Officer, had outstanding loans from Tyco. The rate of interest charged on such loans was 2.11%. The maximum amount outstanding under these loans during fiscal 2002 was $25.0 million plus accrued interest of $1.6 million and such loans were repaid in full prior to September 30, 2002.

    During fiscal 2002, Mark A. Belnick, our former Executive Vice President and Chief Corporate Counsel, had outstanding loans from Tyco. The maximum amount outstanding under these loans during fiscal 2002 was $16.5 million and the amount outstanding at September 30, 2002 was $14.8 million. Of the $14.8 million, $14.5 million is a non interest bearing mortgage loan and $0.3 million is in the form of an interest bearing promissory note. The interest rate on the promissory note was 2.78% for fiscal 2002.

    During fiscal 2002, Robert P. Mead, the President of Tyco Engineered Products and Services, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan

                            TYCO INTERNATIONAL LTD.

17.  RELATED PARTY TRANSACTIONS (CONTINUED)
was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.9 million and such loan was repaid in full prior to September 30, 2002.

    During fiscal 2002, Richard J. Meelia, the President of Tyco Healthcare and Specialty Products, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.06%. The maximum amount outstanding under this loan during fiscal 2002 was $1.7 million and the amount outstanding at September 30, 2002 was $18.2 thousand.

    During fiscal 2002, Jerry R. Boggess, the President of Tyco Fire and Security Services, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.4 million and such loan was repaid in full prior to September 30, 2002.

    During the fourth quarter of fiscal 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

    Certain Tyco directors and executive officers owned TyCom Ltd. shares or options, which were converted to Tyco shares and Tyco options upon the amalgamation of a subsidiary of Tyco with TyCom Ltd. on December 18, 2001 at the exchange ratio applicable to all holders of TyCom Ltd. shares and options.

    Stephen W. Foss is a director of Tyco. Mr. Foss is the owner of a corporate aircraft which we leased from him starting in May 2001 after seeking competitive bids of which Mr. Foss's bid was considered the most competitive given anticipated usage. Tyco paid Mr. Foss, and a company of which he is president, an aggregate of $587,000 in lease payments for our use of the aircraft and its pilots in fiscal 2002. These leasing arrangements were terminated as of September 30, 2002.

    Joshua M. Berman was a director of Tyco until December 5, 2002. From
March 1, 2000 through July 31, 2002, we also engaged Mr. Berman to render legal and other services. During this period, we compensated Mr. Berman at an annual rate of $360,000 and provided Mr. Berman with health benefits, secretarial assistance, a cell phone and electronic security services for his homes. We also reimbursed Mr. Berman for legal fees and expenses incurred by him in connection with matters relating to Tyco pursuant to indemnification provisions applicable to all directors of Tyco. Mr. Berman is a retired counsel to the law firm Kramer Levin Naftalis & Frankel LLP, which provided legal services to us in fiscal 2002.

    As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Tyco and certain of our current and former directors are defendants in four pending actions purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain current and former directors of Tyco and against Tyco as a nominal defendant in connection with alleged improper conduct of former officers of Tyco relating to the use of our funds, our Key Employee Loan Program and assets. The ultimate resolution of these actions is not yet determinable.

    As previously reported in our Current Reports on Form 8-K filed on September 17, 2002 and October 8, 2002, we have filed civil complaints against
L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, and
Mark A. Belnick, our former Executive Vice President and Chief Corporate Counsel, and an arbitration claim against Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions or other improper conduct.

                            TYCO INTERNATIONAL LTD.

17.  RELATED PARTY TRANSACTIONS (CONTINUED)

    As previously reported in our Current Report on Form 8-K filed on September 17, 2002, on June 17, 2002, we filed a civil complaint against Frank E. Walsh, Jr. for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which went to Mr. Walsh with the balance going to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the Securities and Exchange Commission in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. Our claims against Mr. Walsh are still pending.

                            TYCO INTERNATIONAL LTD.

18.  DEBT

    Debt is as follows(1) ($ in millions):

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Commercial paper program(2).................................  $      --   $ 3,909.5
Euro commercial paper program(2)............................         --        80.7
Notes payable to Tyco Capital...............................         --       200.0
6.5% public notes due 2001(3)...............................         --       300.0
6.875% private placement notes due 2002(4)..................         --     1,037.2
Variable-rate unsecured bank credit facilities due
  2003(2)(11)...............................................    3,855.0          --
Zero coupon convertible debentures with 2003 put
  options(5)(11)............................................    1,944.6     2,272.4
6.25% public Dealer Remarketable Securities with 2003 put
  options(6)(11)............................................      751.9       754.6
Floating rate private placement notes due 2003(11)..........      493.8       498.4
4.95% notes due 2003(11)....................................      565.1       598.0
6.0% notes due 2003.........................................       72.7        72.7
Zero coupon convertible senior debentures with 2003 put
  options(7)................................................    3,519.1     3,499.4
5.875% public notes due 2004................................      399.1       398.6
4.375% Euro denominated notes due 2004(8)...................      486.5          --
6.375% public notes due 2005................................      747.0       745.9
6.75% notes due 2005........................................       76.7        76.6
6.375% public notes due 2006................................      993.7       991.9
Variable rate unsecured revolving credit facility due
  2006(2)...................................................    2,000.0          --
5.8% public notes due 2006..................................      695.7       694.5
6.125% Euro denominated public notes due 2007...............      582.4       550.1
6.5% notes due 2007.........................................       99.3        99.2
6.125% public notes due 2008................................      396.6       396.0
8.2% notes due 2008(10).....................................      388.4       393.4
5.50% Euro denominated notes due 2008(8)....................      664.4          --
6.125% public notes due 2009................................      393.1       386.5
Zero coupon convertible subordinated debentures due 2010....       26.3        30.8
6.75% public notes due 2011.................................      992.8       991.9
6.375% public notes due 2011(9).............................    1,490.7          --
6.50% British pound denominated public notes due 2011(8)....      285.3          --
7.0% debentures due 2013....................................       86.2        86.1
7.0% public notes due 2028..................................      493.2       492.9
6.875% public notes due 2029................................      782.5       781.8
3.5% Yen denominated private placement notes due 2030(10)...         --       252.1
6.50% British pound denominated public notes due 2031(8)....      438.9          --
Other(11)...................................................      484.8     1,027.8
                                                              ---------   ---------
Total debt..................................................   24,205.8    21,619.0
Less current portion........................................    7,719.0     2,023.0
                                                              ---------   ---------
Long-term debt..............................................  $16,486.8   $19,596.0
                                                              =========   =========

------------------------------

(1) Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2) In February 2002, Tyco International Group S.A. ("TIG") borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which expires in February 2006, is fully and unconditionally guaranteed by Tyco and has a variable LIBO-based rate, which was 4.94% as of September 30, 2002.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                            TYCO INTERNATIONAL LTD.

18.  DEBT (CONTINUED)
(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

     Also, in February 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility and exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which was 4.99% as of September 30, 2002.

     Proceeds from the bridge loan and credit facilities were used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital for Tyco.

(3) During the first quarter of fiscal 2002, Tyco repaid upon maturity its $300.0 million 6.5% public notes due 2001.

(4) During the fourth quarter of fiscal 2002 TIG paid off its $1.037 billion 6.875% private placement notes due 2002.

(5) These debentures are due in February 2021. However, TIG is required to repurchase these debentures based on certain contractual put provisions at the option of the holders at the accreted value of approximately
    $1.9 billion in February 2003. TIG may repurchase them for cash or Tyco common shares or some combination thereof. If the holders of the debentures exercise their put option, the number of common shares needed to satisfy the put option in lieu of cash is the fair value of Tyco's stock, based on the price for a defined period of time around the settlement date. Based on Tyco's stock prices as of a recent date (December 20, 2002), we would need to issue approximately 110 million common shares if all of the debentures were put back to TIG and we elected to use common shares to satisfy all of the debentures. Any shares issuable under the debentures were registered at the time of the offering. At the option of the holders Tyco may be required to repurchase the remaining debentures for cash at the then accreted value in February 2005, 2007, 2009 and 2016. During fiscal 2002 TIG repurchased $475.7 million (principal amount at maturity) of these debentures.

(6) In June 1998, TIG issued $750.0 million 6.25% Dealer Remarketable Securities ("Drs.") due 2013. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003. If this option is exercised it would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003. If these debentures are tendered, TIG would be required to repurchase them for cash.

(7) These debentures are due in November 2020. However, the Company is required to repurchase the remaining debentures based on certain contractual put provisions at the option of the holders at the then accreted value in November 2003. Tyco may be required to repurchase these debentures for cash at the option of the holders at the then accreted value in November 2005, 2007 and 2014.

(8) In November 2001, TIG sold E500.0 million 4.375% notes due 2004,
    E685.0 million 5.5% notes due 2008, L200.0 million 6.5% notes due 2011 and L285.0 million 6.5% notes due 2031, utilizing capacity available under TIG's Euro Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of all four tranches were the equivalent of $1,726.6 million and were used to repay borrowings under TIG's commercial paper program.

(9) In October 2001, TIG sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program.

(10) As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, TIG was required to pay
    $256.7 million to repurchase its Y30 billion 3.5% notes due 2030 in July 2002. In addition, the rating of below investment grade status caused the interest rate on our $400 million 7.2% notes due 2008 to increase to 8.2%, until such time that the rating becomes investment grade by both S&P and Moody's.

(11) These debentures, plus $108.6 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2002.

    In January 2002, TIG entered into a $1.5 billion bridge loan, which was fully and unconditionally guaranteed by Tyco, which had a weighted-average interest rate of 3.66%. TIG repaid $645.0 million in April 2002 and the remainder in June 2002.

    Some of our debt agreements, including our bank credit agreements, contain covenants that would result in a default if our total debt as a percentage of total capitalization (total debt and shareholders'

                            TYCO INTERNATIONAL LTD.

18.  DEBT (CONTINUED)
equity) exceeds 52.5%. Total debt as a percentage of total capitalization was 49.4% at September 30, 2002.

    Our zero coupon convertible debentures due 2020 and zero coupon convertible debentures due 2021 may be converted into Tyco common shares at the option of the holders if any one of the following conditions is satisfied for the relevant debentures:

    - if the closing sale price of Tyco common shares for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender is more than 110% of the accreted conversion price per common share of the relevant debentures on that preceding trading day;

    - if the Company has called the relevant debentures for redemption after a certain date; and

    - upon the occurrence of specified corporate transactions, such as if Tyco makes a significant distribution to its shareholders or if it is a party to specific consolidations, mergers or binding share exchanges.

    The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at September 30, 2002 as shown in the following table:

                                                      ZERO COUPON   ZERO COUPON
                                                      CONVERTIBLE   CONVERTIBLE
                                                      DEBENTURES    DEBENTURES
                                                       DUE 2020      DUE 2021
                                                      -----------   -----------
Stock price at September 30, 2002...................    $14.10        $14.10
Accreted conversion price per common share at
  September 30, 2002(1).............................    $73.63        $86.94

------------------------------

(1) Accreted conversion price per common share is equal to the accreted value of the respective debentures at September 30, 2001 divided by their respective conversion rates. The conversion price increases as interest on the notes accretes.

    The fair value of debt was approximately $21,934.6 million (book value of $24,205.8 million) and $21,895.0 million (book value of $21,619.0 million) at September 30, 2002 and 2001, respectively, based on discounted cash flow analyses using current market interest rates.

    The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $7,719.0 in fiscal 2003, $3,680.6 in fiscal 2004, $1,755.9 in fiscal 2005, $3,744.2 in fiscal 2006, and $602.3 in fiscal 2007.

    The weighted-average rate of interest on all debt was 4.69% and 4.27% at September 30, 2002 and 2001, respectively. The weighted-average rate of interest on all variable debt was 4.71% and 3.50% at September 30, 2002 and 2001, respectively. The impact of Tyco's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on Tyco's reported interest expense was a reduction of $116.1 million, $9.7 million and $6.6 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

19.  FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, long-term investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivables, long-term investments and accounts payable

                            TYCO INTERNATIONAL LTD.

19.  FINANCIAL INSTRUMENTS (CONTINUED)
approximated book value at September 30, 2002 and 2001. See Note 18 for the fair value estimates of debt.

    In accordance with SFAS No. 133, all derivative financial instruments are reported on the Consolidated Balance Sheet at fair value, and changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. While it is not the Company's intention to terminate its derivative financial instruments, based on their estimated fair values the termination of forward foreign currency exchange contracts, forward commodity contracts and interest rate swaps at September 30, 2002 would have resulted in a $34.0 million gain, a $1.2 million loss, and a $2.5 million gain, respectively, and at September 30, 2001 would have resulted in a $8.6 million gain, a $6.8 million loss and a $139.6 million gain, respectively. At September 30, 2002 and 2001, the book values of derivative financial instruments recorded on the Consolidated Balance Sheets approximate fair values.

INTEREST RATE EXPOSURES

    The Company uses interest rate swaps to hedge its exposure to interest rate risk by exchanging fixed rate interest on certain of its debt for variable rate amounts. These interest rate swaps are designated as fair value hedges. Certain of the Company's interest rate swaps entered into during fiscal 2002, as assessed using the short-cut method under SFAS No. 133, were highly effective. The ineffective element of the gains and losses on certain other interest rate swaps during fiscal 2002 and fiscal 2001, totaling a net gain of $116.1 million and a net gain of $19.7 million, respectively, have been recognized in interest expense, net, along with the effective element of the changes in fair value of the interest rate swaps and the related hedged debt.

NET INVESTMENTS

    In fiscal 2001, Tyco used cross currency swaps and designated portions of foreign-currency denominated debt to hedge the foreign-currency exposure of certain net investments in foreign operations. A net unrealized loss of $39.4 million was included in the cumulative translation adjustment during fiscal 2001 in connection with these hedges. In fiscal 2002, the Company had no such swaps.

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

20.  COMMITMENTS AND CONTINGENCIES

    The Company occupies certain facilities under leases that expire at various dates through the year 2027. Rental expense under these leases and leases for equipment was $848.9 million, $634.7 million and $442.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. At September 30, 2002, the minimum lease payment obligations under non-cancelable operating leases were as follows (amounts include payments due on sale-leaseback transactions): $808.4 million in fiscal 2003, $685.1 million in fiscal 2004, $511.5 million in fiscal 2005, $397.9 million in fiscal 2006, $258.1 million in fiscal 2007 and an aggregate of $1,087.5 million in fiscal years 2008 through 2027. In addition, the Company has the option to buy the equipment under sale-leaseback upon expiration of the lease term. These payments

                            TYCO INTERNATIONAL LTD.

20. COMMITMENTS AND CONTINGENCIES (CONTINUED) would approximate $200 million in fiscal 2005, $300 million in fiscal 2006 and $340 million in fiscal 2007.

    In January 2002, the Company issued a $200 million guarantee that can be exercised by a customer if certain specifications relating to the recently completed Pacific component of the TGN are not completed by March 2003. The Company does not anticipate any problems with meeting this deadline. In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    As a result of actions taken by our former senior management, Tyco and certain members of our former senior management are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, a number of derivative actions and several ERISA claims, and are subject to an SEC inquiry and investigations by the District Attorney of New York County and the U.S. Attorney for the District of New Hampshire. We recently signed a consent agreement with the State of New Hampshire Bureau of Securities Regulation that resolved the Bureau's investigation into the conduct of Tyco's previous management, pursuant to which we agreed to pay a total of $5 million as an administrative settlement to the State of New Hampshire and paid $100,000 to cover the cost of the Bureau's investigation. We may be obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters. In addition, our insurance carrier may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matters. We believe that we have meritorious defenses and we are vigorously defending these matters. However, we are currently unable to estimate what our ultimate liability, if any, in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that are material.

    We and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and result of these various investigations will not be material and adverse to our business, financial condition and liquidity.

    The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions (see
Note 17). The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

    Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon Tyco's experience with environmental remediation matters, Tyco has concluded that it is probable that we will incur remedial costs in the range of approximately $160 million to $460 million. As of September 30, 2002, Tyco concluded that the best estimate within this range is approximately $248 million, of which $221 million is included in accrued expenses and other current liabilities and $27 million is included in other long-term liabilities

                            TYCO INTERNATIONAL LTD.

20. COMMITMENTS AND CONTINGENCIES (CONTINUED) on the Consolidated Balance Sheet. Included within the $248 million is $193 million related to the acquisition of Mallinckrodt. In view of the Company's financial position and reserves for environmental matters of $248 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or liquidity.

    We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our results of operations, financial position or cash flows.

21.  RETIREMENT PLANS

    DEFINED BENEFIT PENSION PLANS--The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in the countries concerned or is based on subsequent formal reviews. The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The following tables exclude amounts related to the discontinued operations of CIT for all periods presented.

    The net periodic pension cost (income) for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

                                                                        U.S. PLANS
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Service cost................................................  $  19.2    $  28.2    $  12.1
Interest cost...............................................    134.2      127.7       84.6
Expected return on plan assets..............................   (123.4)    (170.6)    (112.8)
Recognition of initial net obligation.......................     (1.0)      (1.0)      (1.0)
Recognition of prior service cost...........................      0.8        0.6        0.7
Recognition of net actuarial loss (gain)....................      8.8      (11.3)      (6.4)
Curtailment/settlement loss (gain)..........................      1.4      (56.8)      (4.6)
Cost of special termination benefits........................      1.6        0.6        1.9
                                                              -------    -------    -------
Net periodic benefit cost (income)..........................  $  41.6    $ (82.6)   $ (25.5)
                                                              =======    =======    =======

                            TYCO INTERNATIONAL LTD.

21.  RETIREMENT PLANS (CONTINUED)

                                                                      NON-U.S. PLANS
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Service cost................................................  $  69.0    $  65.4    $  60.9
Interest cost...............................................     88.1       79.2       75.1
Expected return on plan assets..............................    (81.8)     (96.8)     (85.3)
Recognition of initial net asset............................      0.1        0.2        0.2
Recognition of prior service cost...........................      0.9        1.7        0.8
Recognition of net actuarial loss...........................     15.1        0.5        2.3
Curtailment/settlement (gain) loss..........................     (2.3)       3.0       (2.7)
Cost of special termination benefits........................      2.4       16.2        3.0
                                                              -------    -------    -------
Net periodic benefit cost...................................  $  91.5    $  69.4    $  54.3
                                                              =======    =======    =======

    The curtailment/settlement gains in fiscal 2001 in the U.S. relate primarily to the freezing of certain pension plans. These curtailment/settlement gains have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

    The net pension amount recognized on the Consolidated Balance Sheet at September 30, 2002 and 2001 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions):

                                                            U.S. PLANS          NON-U.S. PLANS
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...............  $1,832.5   $1,085.8   $1,571.9   $1,367.6
Service cost..........................................      19.2       28.2       69.0       65.4
Interest cost.........................................     134.2      127.7       88.1       79.2
Employee contributions................................        --         --        9.9        9.5
Plan amendments.......................................      24.6        2.8        1.1        2.8
Actuarial loss........................................     203.2       90.2      210.9       36.0
Benefits and administrative expenses paid.............    (155.9)    (100.9)     (74.8)     (43.5)
Acquisitions..........................................      15.6      782.8       12.9      100.4
Plan curtailments.....................................     (20.7)     (54.6)      (4.9)     (11.4)
Plan settlements......................................      (6.2)    (130.1)     (20.0)     (43.2)
Special termination benefits..........................       1.6        0.6        2.4       16.2
Currency translation adjustment.......................        --         --       71.8       (7.1)
                                                        --------   --------   --------   --------
Benefit obligation at end of year.....................  $2,048.1   $1,832.5   $1,938.3   $1,571.9
                                                        ========   ========   ========   ========

                            TYCO INTERNATIONAL LTD.

21.  RETIREMENT PLANS (CONTINUED)

                                                            U.S. PLANS          NON-U.S. PLANS
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........  $1,452.3   $1,304.2   $1,111.4   $1,253.1
Actual return on plan assets..........................     (56.0)    (316.6)    (114.4)    (203.5)
Employer contributions................................      19.5       43.4       86.8       88.7
Employee contributions................................        --         --        9.9        9.5
Acquisitions..........................................        --      652.3        2.4       59.9
Plan settlements......................................      (6.2)    (130.1)     (20.0)     (43.2)
Benefits paid.........................................    (144.5)     (95.9)     (71.3)     (41.0)
Administrative expenses paid..........................     (11.4)      (5.0)      (3.5)      (2.5)
Currency translation adjustment.......................        --         --       38.5       (9.6)
                                                        --------   --------   --------   --------
Fair value of plan assets at end of year..............  $1,253.7   $1,452.3   $1,039.8   $1,111.4
                                                        ========   ========   ========   ========
Funded status.........................................  $ (794.4)  $ (380.2)  $ (898.5)  $ (460.5)
Unrecognized net actuarial loss.......................     658.1      306.3      737.3      318.3
Unrecognized prior service cost.......................      30.2        6.4        5.8        6.1
Unrecognized transition asset.........................      (2.0)      (3.0)      (4.8)      (4.3)
                                                        --------   --------   --------   --------
Net amount recognized.................................  $ (108.1)  $  (70.5)  $ (160.2)  $ (140.4)
                                                        ========   ========   ========   ========

    The net pension amounts recognized on the Consolidated Balance Sheet at September 30, 2002 and 2001 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions).

                                                               U.S. PLANS          NON-U.S. PLANS
                                                           -------------------   -------------------
                                                             2002       2001       2002       2001
                                                           --------   --------   --------   --------
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost.....................................  $   5.1    $   5.2    $ 148.2    $  93.4
Accrued benefit liability................................   (745.5)    (354.0)    (746.4)    (399.5)
Intangible asset.........................................     19.6        6.5        6.2        5.4
Accumulated other comprehensive income...................    612.7      271.8      431.8      160.3
                                                           -------    -------    -------    -------
Net amount recognized....................................  $(108.1)   $ (70.5)   $(160.2)   $(140.4)
                                                           =======    =======    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate............................................     6.75%      7.50%      5.09%      5.71%
Expected return on plan assets...........................     8.74%     10.00%      7.37%      7.80%
Rate of compensation increase............................     4.27%      4.60%      3.49%      3.74%

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,038.0 million, $1,980.9 million and $1,242.5 million, respectively, at September 30, 2002 and $1,811.6 million, $1,781.4 million and $1,430.2 million, respectively, at September 30, 2001.

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,702.6 million, $1,423.3 million and $831.7 million, respectively, at September 30, 2002 and $1,069.1 million, $929.4 million and $598.0 million, respectively, at September 30, 2001.

                            TYCO INTERNATIONAL LTD.

21.  RETIREMENT PLANS (CONTINUED)
    The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $17.1 million, $6.4 million and $8.2 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

    EXECUTIVE RETIREMENT ARRANGEMENTS--Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2002 were $50.6 million and $25.9 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company.

    DEFINED CONTRIBUTION RETIREMENT PLANS--The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $179.9 million, $152.8 million and $132.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $16.1 million, $9.3 million and $10.8 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

    POSTRETIREMENT BENEFIT PLANS--The Company generally does not provide postretirement benefits other than pensions for its employees. Certain of the Company's acquired operations provide these benefits to employees who were eligible at the date of acquisition. The following tables exclude amounts related to the discontinued operations of CIT for all periods presented.

    Net periodic postretirement benefit cost reflects the following components ($ in millions):

                                                                2002       2001       2000
                                                              --------   --------   --------
Service cost................................................   $ 1.8      $ 3.4      $ 1.1
Interest cost...............................................    22.5       22.7       12.7
Expected return on assets...................................    (0.4)      (0.3)        --
Recognition of prior service credit.........................    (3.5)      (2.5)      (1.9)
Recognition of net gain.....................................      --       (1.7)      (1.6)
Curtailment loss (gain).....................................      --        0.4       (3.2)
                                                               -----      -----      -----
Net periodic postretirement benefit cost....................   $20.4      $22.0      $ 7.1
                                                               =====      =====      =====

    The components of the accrued postretirement benefit obligation, all of which are generally unfunded, are as follows ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 332.6    $ 167.6
Service cost................................................      1.8        3.4
Interest cost...............................................     22.5       22.7

                            TYCO INTERNATIONAL LTD.

21.  RETIREMENT PLANS (CONTINUED)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Amendments..................................................      0.7      (19.4)
Actuarial loss..............................................     32.5       42.2
Acquisition.................................................     (1.1)     145.6
Curtailment loss............................................       --        0.4
Expected net benefits paid..................................    (33.6)     (29.6)
Currency translation adjustment.............................       --       (0.3)
                                                              -------    -------
Benefit obligation at end of year...........................  $ 355.4    $ 332.6
                                                              =======    =======
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year...................  $   5.2    $    --
Employer contributions......................................     33.5         --
Payment of benefits from plan assets........................    (33.6)        --
Actual return on plan assets................................     (0.4)       0.3
Acquisition.................................................       --        4.9
                                                              -------    -------
Fair value of plan assets at end of year....................  $   4.7    $   5.2
                                                              =======    =======
Funded status...............................................  $(350.7)   $(327.4)
Unrecognized net loss.......................................     47.5       14.2
Unrecognized prior service cost.............................    (24.0)     (28.2)
                                                              -------    -------
Accrued postretirement benefit cost.........................  $(327.2)   $(341.4)
                                                              =======    =======

    For measurement purposes, in fiscal 2002, a 7.05% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.00% by the year 2008 and remain at that level thereafter. At year-end, the composite annual rate of increase in health care benefit costs was increased to 11.55%, decreasing to 5.00% by the year 2011. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

                                                              1-PERCENTAGE-    1-PERCENTAGE-
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
Effect on total of service and interest cost components.....      $ 1.3             $ (1.1)
Effect on postretirement benefit obligation.................       18.0              (15.8)

    The combined weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% at September 30, 2002 (7.50% at September 30, 2001).

22.  PREFERENCE SHARES

    Tyco has authorized 125,000,000 preference shares, par value of $1 per share, at September 30, 2002 and September 30, 2001, of which one such share was issued and designated a special voting preference share in connection with the purchase of CIT in June 2001. This preference share provided a mechanism by which the holders of outstanding exchangeable shares exercise their voting, dividend and liquidation rights, which were equivalent to those of Tyco common shareholders, except that each exchangeable share was equivalent to 0.6907 of a Tyco common share. In connection with the IPO of CIT, the exchangeable shares were redeemed effective July 5, 2002 through the issuance of 3,243,322

                            TYCO INTERNATIONAL LTD.

22.  PREFERENCE SHARES (CONTINUED)
Tyco common shares. As a result, no one is entitled to exercise the rights attaching to the preference share.

    Rights as to dividends, return of capital, redemption, conversion, voting and otherwise with respect to the preference shares may be determined by Tyco's Board of Directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

23.  SHAREHOLDERS' EQUITY

    Shares owned by subsidiaries are treated as treasury shares and are recorded at cost.

    Included within Tyco's outstanding common shares at September 30, 2001 are 4,243,108 common shares representing the assumed exchange of 6,143,199 exchangeable shares (at 0.6907 of a Tyco common share per exchangeable share). Exchangeable shares of CIT Exchangeco Inc., a wholly-owned subsidiary of Tyco Capital Corporation, were issued by CIT prior to CIT's acquisition by Tyco. In connection with the acquisition of CIT, each outstanding exchangeable share, which was exchangeable prior to the merger for one share of CIT common stock, became exchangeable for 0.6907 of a Tyco common share. The holders of these exchangeable shares had dividend, liquidation and voting rights equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to 0.6907 of a Tyco common share. In connection with the IPO of CIT, the exchangeable shares were redeemed effective July 5, 2002 through the issuance of 3,243,322 Tyco common shares.

    In fiscal 2001, Tyco sold 39 million common shares for approximately $2,198.0 million in an underwritten public offering. Net proceeds from the offering were $2,196.6 million and were used to repay debt incurred to finance a portion of the acquisition of CIT.

    Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on October 21, 1999, effected in the form of a 100% stock dividend.

    The total compensation cost expensed for all stock-based compensation awards discussed below was $89.9 million, $116.8 million and $137.4 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

    RESTRICTED SHARES--The Company maintains a restricted share ownership plan, which provides for the award of an initial amount of common shares plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 2002, there were 49,740,623 shares authorized under the plan, of which 15,339,021 shares had been granted. The number of shares available for issuance under the 1994 Restricted Stock Plan was reduced to 999,524 in October 2002. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

    For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of tax benefit) to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess,

                            TYCO INTERNATIONAL LTD.

23.  SHAREHOLDERS' EQUITY (CONTINUED)
if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares, are credited to contributed surplus.

    EMPLOYEE STOCK PURCHASE PLANS--Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

    The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of September 30, 2002, there were approximately 764,000 options outstanding and
9.2 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

    SHARE OPTIONS--Tyco has granted employee share options which were issued under two fixed share option plans which reserve common shares for issuance to Tyco's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. Tyco has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which Tyco becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and administered under the Incentive Plan but do not count against this limit. At September 30, 2002, there were approximately
18.6 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. Tyco has reserved 100.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 2002, there were approximately 14.6 million shares available for future grant under the LTIP II.

    Options assumed as part of business combination transactions are administered under the Incentive Plan but retain all the rights, terms and conditions of the respective plans under which they were originally granted.

                            TYCO INTERNATIONAL LTD.

23.  SHAREHOLDERS' EQUITY (CONTINUED)
    Share option activity for all Tyco plans since September 30, 1999 is as follows:

                                                                            WEIGHTED-AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
At September 30, 1999.......................................   85,991,267        $27.91
Granted.....................................................   30,355,027         44.30
Exercised...................................................  (17,240,959)        20.72
Canceled....................................................   (4,090,184)        37.25
                                                              -----------
At September 30, 2000.......................................   95,015,151         32.01
Assumed from acquisition....................................   19,094,534         33.27
Granted.....................................................   33,731,727         50.53
Exercised...................................................  (21,543,189)        25.32
Canceled....................................................   (6,051,186)        41.06
                                                              -----------
At September 30, 2001.......................................  120,247,037         39.44
Assumed from acquisition....................................   10,794,826         83.02
Granted.....................................................   60,012,080         29.79
Exercised...................................................   (8,159,841)        22.88
Canceled....................................................  (29,260,509)        45.81
                                                              -----------
At September 30, 2002.......................................  153,633,593         37.80
                                                              ===========

    The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2002:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           --------------------------------------------------------   ------------------------------
                                                                   WEIGHTED-AVERAGE
                                                                      REMAINING
                                                WEIGHTED-AVERAGE     CONTRACTUAL        NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   NUMBER OUTSTANDING    EXERCISE PRICE      LIFE--YEARS      EXERCISABLE    EXERCISE PRICE
------------------------   ------------------   ----------------   ----------------   -----------   ----------------
   $0.00 to $ 10.00            10,458,301            $ 9.14              7.6           3,108,301         $ 7.09
  10.01 to   20.00              9,080,633             16.62              6.1           6,359,300          17.24
  20.01 to   30.00             38,295,418             24.38              7.8          13,480,215          25.27
  30.01 to   40.00             19,938,469             35.65              6.3          12,317,496          35.10
  40.01 to   50.00             43,346,893             45.12              7.7          12,171,487          47.57
  50.01 to   60.00             26,814,560             53.17              7.2          13,383,807          54.57
  60.01 to  142.42              5,699,319             93.95              7.5           3,989,061          90.55
                              -----------                                             ----------
       Total                  153,633,593                                             64,809,667
                              ===========                                             ==========

    STOCK-BASED COMPENSATION--SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method, or to continue to use an intrinsic value based method, which generally does not result in a compensation cost. Tyco continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by Tyco and

                            TYCO INTERNATIONAL LTD.

23.  SHAREHOLDERS' EQUITY (CONTINUED)
TyCom (for fiscal 2001 and 2000), the Company's pro forma net income and pro forma net income per common share for fiscal 2002, fiscal 2001 and fiscal 2000 would have been as follows:

                                                   2002        2001       2000
                                                 ---------   --------   --------
Net (loss) income--pro forma (in millions).....  $(9,822.6)  $3,588.0   $4,136.7
Net (loss) income per common share--pro forma
  Basic........................................      (4.94)      1.99       2.45
  Diluted......................................      (4.94)      1.96       2.42

    On the dates of grant using the Black-Scholes option-pricing model and assumptions set forth below, the estimated weighted-average fair value of Tyco options granted during fiscal 2002 was $14.31; the estimated weighted-average fair value of Tyco and TyCom options granted during fiscal 2001 was $19.72 and $9.11, respectively; and the estimated weighted-average fair value of Tyco and TyCom options granted during fiscal 2000 was $16.26 and $17.47, respectively.

    The following weighted-average assumptions were used for fiscal 2002:

                                                             TYCO
                                                         -------------
Expected stock price volatility........................             52%
Risk free interest rate................................           4.03%
Expected annual dividend yield per share...............          $0.05
Expected life of options...............................      5.0 years

    The following weighted-average assumptions were used for fiscal 2001:

                                                             TYCO           TYCOM
                                                         -------------   ------------
Expected stock price volatility........................             39%            80%
Risk free interest rate................................           5.18%          4.71%
Expected annual dividend yield per share...............  $        0.05             --
Expected life of options...............................     4.4 years      4.0 years

    The following weighted-average assumptions were used for fiscal 2000:

                                                             TYCO           TYCOM
                                                         -------------   ------------
Expected stock price volatility........................             36%            60%
Risk free interest rate................................           6.35%          6.19%
Expected annual dividend yield per share...............  $        0.05             --
Expected life of options...............................     4.5 years      4.5 years

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of what the effects may be in future years. SFAS No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

    DEFERRED STOCK UNITS--During fiscal 2002, the Company granted 1.7 million deferred stock units ("DSU's") under the existing Incentive Plan described above, all of which were outstanding at September 30, 2002. DSU's are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted stock grants that vest through the passage of time, the fair market value of the DSU's at the time of the grant is amortized to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders'

                            TYCO INTERNATIONAL LTD.

23.  SHAREHOLDERS' EQUITY (CONTINUED)
equity. Recipients of DSU's do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividends in the form of additional DSU's.

    DIVIDENDS--Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 1997.

24.  COMPREHENSIVE (LOSS) INCOME

    The purpose of reporting comprehensive (loss) income is to report a measure of all changes in equity, other than transactions with shareholders. Total comprehensive (loss) income is included in the Consolidated Statements of Shareholders' Equity. The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

                                                UNREALIZED
                                   CURRENCY       (LOSS)     UNREALIZED LOSS    MINIMUM    ACCUMULATED OTHER
                                  TRANSLATION    GAIN ON      ON DERIVATIVE     PENSION      COMPREHENSIVE
                                     ITEMS      SECURITIES     INSTRUMENTS     LIABILITY     (LOSS) INCOME
                                  -----------   ----------   ---------------   ---------   -----------------
Balance at September 30, 1999...   $  (432.1)   $     7.8        $    --        $ (25.8)       $  (450.1)
  Pre-tax current period
    change......................      (384.0)     1,094.8(1)          --           11.5            722.3
  Income tax expense............          --        (19.1)            --           (4.0)           (23.1)
                                   ---------    ---------        -------        -------        ---------
Balance at September 30, 2000...      (816.1)     1,083.5             --          (18.3)           249.1
  Pre-tax current period
    change......................      (186.4)    (1,227.0)(1)        (2.3)       (401.6)        (1,817.3)
  Income tax benefit............          --         24.8             --          140.6            165.4
  Activity of discontinued
    operations net of tax.......       (13.3)          --          (63.4)            --            (76.7)
                                   ---------    ---------        -------        -------        ---------
Balance at September 30, 2001...    (1,015.8)      (118.7)         (65.7)        (279.3)        (1,479.5)
  Pre-tax current period
    change......................       101.4        116.6(2)         1.6         (611.7)          (392.1)
  Income tax (expense)
    benefit.....................          --         (3.2)            --          205.9            202.7
  Activity of discontinued
    operations net of tax.......        13.3           --           63.4             --             76.7
                                   ---------    ---------        -------        -------        ---------
Balance at September 30, 2002...   $  (901.1)   $    (5.3)       $  (0.7)       $(685.1)       $(1,592.2)
                                   =========    =========        =======        =======        =========

------------------------------

(1) Primarily related to Tyco's investment in 360networks, Inc.

(2) Includes $112.8 million pre-tax ($100.6 million after-tax) reclassification of unrealized losses related to the other than temporary impairment of investments.

25.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Selected supplementary income statement information is presented below ($ in millions).

                                                                    FOR THE YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Company-sponsored research and development..................   $633.4     $572.0     $527.5
Advertising.................................................   $180.7     $152.3     $149.3

                            TYCO INTERNATIONAL LTD.

26.  SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below ($ in millions).

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Purchased materials and manufactured parts..................  $ 1,235.0   $1,552.0
Work in process.............................................      976.0    1,110.2
Finished goods..............................................    2,505.0    2,439.1
                                                              ---------   --------
  Inventories...............................................  $ 4,716.0   $5,101.3
                                                              =========   ========

Contracts in process........................................  $   409.6   $  580.1
Prepaid expenses and other..................................    1,069.3      952.2
                                                              ---------   --------
  Other current assets......................................  $ 1,478.9   $1,532.3
                                                              =========   ========

Land........................................................  $   548.0   $  534.1
Buildings...................................................    2,708.8    2,557.7
Subscriber systems..........................................    4,711.6    3,998.5
Machinery and equipment.....................................    8,479.5    8,226.6
Leasehold improvements......................................      363.9      325.0
Construction in progress....................................      775.2      920.4
Accumulated depreciation....................................   (7,617.5)  (6,592.0)
                                                              ---------   --------
  Property, plant and equipment, net........................  $ 9,969.5   $9,970.3
                                                              =========   ========

Construction in progress--TGN...............................  $   372.9   $1,643.8
TGN--placed in service......................................      214.3      714.6
Accumulated depreciation TGN--placed in service.............       (5.6)     (16.0)
                                                              ---------   --------
  Tyco Global Network.......................................  $   581.6   $2,342.4
                                                              =========   ========

Long-term investments.......................................  $   283.0   $  597.9
Non-current portion of deferred income taxes................    1,611.3    1,440.4
Other.......................................................    1,548.6    1,486.5
                                                              ---------   --------
  Other assets..............................................  $ 3,442.9   $3,524.8
                                                              =========   ========

Accrued payroll and payroll related costs (including
  bonuses)..................................................  $   954.4   $  957.6
Current portion of deferred income taxes....................       18.1       71.3
Accrued expenses and other..................................    4,298.3    4,152.9
                                                              ---------   --------
  Accrued expenses and other current liabilities............  $ 5,270.8   $5,181.8
                                                              =========   ========

Deferred revenue--non-current portion.......................  $ 1,195.8   $1,115.0
Deferred income taxes.......................................    1,078.7    1,655.0
Other.......................................................    3,187.6    1,966.9
                                                              ---------   --------
  Other long-term liabilities...............................  $ 5,462.1   $4,736.9
                                                              =========   ========

                            TYCO INTERNATIONAL LTD.

27.  SUPPLEMENTARY CASH FLOW INFORMATION

    Selected supplementary cash flow information is presented below ($ in millions).

    Net proceeds from debt consist of the following:

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------------
                                                                 2002         2001        2000
                                                              ----------   ----------   ---------
Net proceeds (repayments of) from short-term debt...........  $ 2,065.2    $(1,947.7)   $ (736.0)
Proceeds from issuance of long-term debt....................    5,417.0     11,794.7     1,793.2
Repayment of long-term debt, including debt tenders.........   (5,530.9)    (1,311.4)     (376.8)
                                                              ---------    ---------    --------
                                                              $ 1,951.3    $ 8,535.6    $  680.4
                                                              =========    =========    ========

28.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    As described in Note 1 to these Consolidated Financial Statements, during the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements, the effects of which are not material individually or in the aggregate to any prior year or quarter, and therefore prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax basis have been recorded in the first quarter of fiscal 2002. Also during the fourth quarter of fiscal 2002, the Company identified certain matters requiring adjustment to the previously reported quarterly results for the first three quarters of fiscal 2002. The nature and amounts of these adjustments are described in Notes
(1) through (3) of the quarterly table below for fiscal 2002.

    Summarized quarterly financial data for the year ended September 30, 2002 on an as previously reported basis (as adjusted to reflect the reclassification of Tyco Capital as discontinued operations)

                            TYCO INTERNATIONAL LTD.

28. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) and restated for the adjustments referred to above are included in the table below ($ in millions, except per share data).

                                                             FOR THE YEAR ENDED SEPTEMBER 30, 2002
                                                     -----------------------------------------------------
                                                     1ST QTR.(1)   2ND QTR.(2)   3RD QTR.(3)   4TH QTR.(4)
                                                     -----------   -----------   -----------   -----------
Net revenues as previously reported................   $8,629.6      $ 8,661.5     $ 9,123.7     $ 9,349.9
Adjustments........................................      (50.9)         (50.1)        (20.0)           --
                                                      --------      ---------     ---------     ---------
Restated net revenues..............................   $8,578.7      $ 8,611.4     $ 9,103.7     $ 9,349.9
                                                      ========      =========     =========     =========
Gross profit as previously reported................   $3,384.0      $ 2,997.4     $ 3,301.6     $ 2,939.3
Adjustments........................................      (39.7)         (16.0)         (3.9)           --
                                                      --------      ---------     ---------     ---------
Restated gross profit..............................   $3,344.3      $ 2,981.4     $ 3,297.7     $ 2,939.3
                                                      ========      =========     =========     =========
Income (loss) from continuing operations as
  previously reported..............................   $1,186.3      $(2,095.1)    $   (84.1)    $(1,496.0)
Adjustments........................................     (251.6)          40.1        (370.0)           --
                                                      --------      ---------     ---------     ---------
Restated income (loss) from continuing
  operations.......................................   $  934.7      $(2,055.0)    $  (454.1)    $(1,496.0)
                                                      ========      =========     =========     =========
Net income (loss) as previously reported...........   $1,451.0      $(6,418.1)    $(2,319.4)    $(1,543.7)
Adjustments........................................     (251.6)          40.1        (370.0)           --
                                                      --------      ---------     ---------     ---------
Restated net income (loss).........................   $1,199.4      $(6,378.0)    $(2,689.4)    $(1,543.7)
                                                      ========      =========     =========     =========

BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations as
    previously reported............................       0.60          (1.05)        (0.04)        (0.75)
  Adjustments......................................      (0.13)          0.02         (0.19)           --
  Restated.........................................       0.47          (1.03)        (0.23)        (0.75)
  Net income (loss) per common share as previous
    reported.......................................       0.73          (3.22)        (1.16)        (0.77)
  Adjustments......................................      (0.13)          0.02         (0.19)           --
  Restated.........................................       0.61          (3.20)        (1.35)        (0.77)

DILUTED INCOME (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations as
    previously reported............................       0.59          (1.05)        (0.04)        (0.75)
  Adjustments......................................      (0.13)          0.02         (0.19)           --
  Restated.........................................       0.47          (1.03)        (0.23)        (0.75)

  Net income (loss) per common share...............       0.73          (3.22)        (1.16)        (0.77)
  Adjustments......................................      (0.13)          0.02         (0.19)           --
  Restated.........................................       0.60          (3.20)        (1.35)        (0.77)

------------------------------

(1) Includes restructuring and other unusual charges of $25.7 million, of which $5.8 million is included in cost of sales, primarily related to the termination of employees and the write-down of inventory associated with the closure of facilities and the exiting of a product line. Also includes charges related to prior years of $261.6 million (see Note 1) and a loss of $4.3 million related to the early retirement of debt.
    Adjustments related to the first quarter of fiscal 2002 include:
    $199.7 million decrease to net income ($261.6 million pre-tax) as described in Note 1; $28.3 million decrease to net income related to recording as a deferred credit the amount by which the dealer reimbursements exceed the actual costs under the Company's ADT authorized dealer program;
    $23.6 million decrease to net income to reflect the reversal of inter-company sales ($50.9 million) and the associated margin
    ($29.0 million) between the Company's Engineered Products and Services and Electronics' segment.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

                            TYCO INTERNATIONAL LTD.

28.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(2) "As previously reported" information reflects the Company's previous restatement of the Form 10-Q to record impairment of goodwill related to the Tyco Capital reporting unit. Includes charges totaling $3,147.8 million. The charges consist of impairment charges of $2,351.7 million primarily related to the write-down of the TGN; restructuring and other unusual charges of $655.1 million, of which $251.3 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within the Electronics segment; a loss on the write-off of investments of $180.6 million, and a charge related to prior years of activity
    $39.6 million (see Note 1). Also includes a loss of $2.4 million relating to the early retirement of debt.
    Adjustments related to the second quarter of fiscal 2002 include:
    $26.9 million decrease to net income related to recording as a deferred credit the amount by which the dealer reimbursements exceed the actual costs under the Company's ADT authorized dealer program; $27.4 million increase to net income to reflect the elimination of inter-company sales
    ($50.1 million) and the associated margin ($16.0 million) between the Company's Engineered Products and Services and Electronics' segment; and a $39.6 million increase to net income to reflect the reduction of an impairment charge related to an other than temporary impairment associated with an available for sale security.

(3) Includes charges totaling $1,286.6 million. The charges consist of goodwill impairment charges of $844.4 million relating to continuing operations; impairment charges of $239.4 million related primarily to the impairment of intangible assets associated with a Healthcare business line sold and the impairment of property, plant and equipment associated with the termination of a software development project within the Fire and Security Services segment; net restructuring and other unusual charges of $182.9 million, of which $2.5 million is included in cost of sales, related primarily to the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed, and to a less extent, to severance associated with consolidating and streamlining operations and an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment; a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and a loss on the write-down of investments of $6.5 million.
    Adjustments related to the third quarter of fiscal 2002 include:
    $25.5 million decrease to net income related to recording as a deferred credit the amount by which the dealer reimbursements exceed the actual costs under the Company's ADT authorized dealer program; $2.7 million decrease to net income to reflect the reversal of inter-company sales ($20.0 million) and the associated margin ($3.9 million) between the Company's Engineered Products and Services and Electronics' segment; $10.4 million decrease to net income to reflect an increase in interest expense to adjust the amount of capitalized interest; $331.4 million to decrease net income to reflect a revision to the amount of previously reported goodwill impairment regarding the Company's Infrastructure and Telecommunications reporting units.

(4) Includes goodwill impairment charges of $499.3 million relating to continuing operations; net restructuring and other unusual charges of $1,090.6 million, of which $375.8 million is included in cost of sales and $115.0 million relates to a bad debt provision which is included in selling, general and administrative expenses, primarily related to the decision to significantly scale back our Telecommunications business; impairment of long-lived assets of $898.4 million primarily related to the write-down of property, plant and equipment within our Telecommunications business and, to a much lesser extent, the write-down of intangible assets associated with our dealer program within the Fire and Security Services segment; the write-off of in-process research and development of $4.4 million within our Fire and Security business; loss on the write-down of investments of $123.3 million; and gain on sale of businesses of $7.2 million. Also includes $37.3 million of income related to the early retirement of debt.

                            TYCO INTERNATIONAL LTD.

28.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                           FOR THE YEAR ENDED SEPTEMBER 30, 2001(1)
                                                     -----------------------------------------------------
                                                     1ST QTR.(2)   2ND QTR.(3)   3RD QTR.(4)   4TH QTR.(5)
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................   $8,029.0      $ 8,809.8     $ 8,680.4     $ 8,517.4
Gross profit.......................................    3,054.6        3,295.3       3,292.2       3,444.2
Income from continuing operations..................    1,000.8        1,100.1       1,105.8       1,194.8
Net income(6)......................................      317.4        1,100.1       1,177.0       1,376.1

BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations................       0.58           0.63          0.61          0.62
  Net income.......................................       0.18           0.63          0.65          0.71
DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations................       0.57           0.62          0.60          0.61
  Net income.......................................       0.18           0.62          0.64          0.70

------------------------------

(1) As described in Note 1, $125.4 million of pre-tax charges relating to fiscal 2001 were reported in fiscal 2002. The $125.4 million relate to the fiscal 2001 quarters as follows: 1st Qtr.--$21.2 million;
    2nd Qtr.--$22.9 million; 3rd Qtr.--$67.4 million; and
    4th Qtr.--$13.9 million.

(2) Includes a net restructuring and other unusual credit of $175.6 million, of which a charge of $25.0 million is included in cost of sales. The net credit consists of a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive; a write-off of purchased in-process research and development of $184.3 million; an unusual charge of $25.0 million related to the sale of inventory, which had been written-up under purchase accounting; restructuring and other unusual charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant; and a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

(3) Includes a net restructuring and other unusual charge of $15.2 million, of which a charge of $46.4 million is included in cost of sales. The net charge consists of an unusual credit of $166.8 million related to the settlement of litigation, an unusual charge of $46.4 million, which is included in cost of sales, primarily related to the sale of inventory, which had been written-up under purchase accounting; an unusual charge of $114.0 million primarily related to the closure of facilities; charges of $17.7 million related to the impairment of property, plant and equipment associated with the closure of these facilities; and a net loss on the sale of businesses and investments of $3.9 million primarily related to the sale of ADT Automotive. Also includes $15.8 million related to the early retirement of debt.

(4) Includes a net restructuring and other unusual charge of $118.8 million, of which charges of $7.4 million are included in cost of sales. The net charge consists of a net loss on sale of investments of $129.9 million and restructuring and other unusual charges of $50.2 million and impairment charges of $2.8 million related to certain Fire and Security Services businesses, partially offset by a $64.1 million net gain on the sale of shares of a subsidiary. Also includes $5.2 million related to the early retirement of debt.

(5) Includes a restructuring and other unusual charge of $423.8 million, of which charges of $106.1 million are included in cost of sales. The charge consists of restructuring and other unusual charges of $283.9 million, of which charges of $58.4 million are included in cost of sales, primarily related to the closure of manufacturing facilities within the Electronics and Fire and Security Services segments; charges of $92.2 million related to the impairment of property, plant and equipment associated with the facilities closures; and an unusual charge of $47.7 million, which is included in cost of sales, related to the sale of inventory, which had been written-up under purchase accounting. Also includes $5.3 million related to the early retirement of debt.

(6) Cumulative effect of accounting changes in fiscal 2001 relate to the adoption of SAB 101 and SFAS No. 133.

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A.

   Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 18) which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIG and all other subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2002
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
Net revenues.......................   $       --       $     --       $35,643.7       $     --      $35,643.7
Cost of product sales..............           --             --        19,510.8             --       19,510.8
Cost of services...................           --             --         3,570.2             --        3,570.2
Selling, general and administrative
  expenses.........................         26.6           (0.5)        8,060.7             --        8,086.8
Restructuring and other unusual
  charges, net.....................         25.3            0.4         1,178.2             --        1,203.9
Charges for the impairment of long-
  lived assets.....................           --             --         3,489.5             --        3,489.5
Goodwill impairment................           --             --         1,343.7             --        1,343.7
Write-off of purchased in-process
  research and development.........           --             --            17.8             --           17.8
                                      ----------       --------       ---------       --------      ---------
OPERATING (LOSS) INCOME............        (51.9)           0.1        (1,527.2)            --       (1,579.0)
Interest (expense) income, net.....       (116.7)        (894.0)           51.0             --         (959.7)
Other income (expense), net........          2.6           33.1          (268.7)            --         (233.0)
Net loss on sale of common shares
  of a subsidiary..................           --             --           (39.6)            --          (39.6)
Equity in net (loss) income of
  subsidiaries.....................     (8,724.0)       1,806.7              --        6,917.3             --
Intercompany interest and fees.....       (521.7)         861.1          (339.4)            --             --
                                      ----------       --------       ---------       --------      ---------
(Loss) income from continuing
  operations before income taxes
  and minority interest............     (9,411.7)       1,807.0        (2,123.9)       6,917.3       (2,811.3)
Income taxes.......................           --           (0.2)         (257.5)            --         (257.7)
Minority interest..................           --             --            (1.4)            --           (1.4)
                                      ----------       --------       ---------       --------      ---------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS.......................     (9,411.7)       1,806.8        (2,382.8)       6,917.3       (3,070.4)
Loss from discontinued operations
  of Tyco Capital, net of tax......           --             --        (6,282.5)            --       (6,282.5)
Loss on sale of Tyco Capital, net
  of tax...........................           --             --           (58.8)            --          (58.8)
                                      ----------       --------       ---------       --------      ---------
NET (LOSS) INCOME..................   $ (9,411.7)      $1,806.8       $(8,724.1)      $6,917.3      $(9,411.7)
                                      ==========       ========       =========       ========      =========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
Net revenues.......................    $     --        $     --       $34,036.6       $      --     $34,036.6
Cost of product sales..............          --              --        18,334.4              --      18,334.4
Cost of services...................          --              --         2,615.9              --       2,615.9
Selling, general and administrative
  expenses.........................        13.9            (4.4)        6,352.0              --       6,361.5
Restructuring and other unusual
  charges, net.....................          --              --           233.6              --         233.6
Charges for the impairment of long-
  lived assets.....................          --              --           120.1              --         120.1
Write-off of purchased in-process
  research and development.........          --              --           184.3              --         184.3
                                       --------        --------       ---------       ---------     ---------
OPERATING (LOSS) INCOME............       (13.9)            4.4         6,196.3              --       6,186.8
Interest expense, net..............       (51.4)         (724.2)           (0.9)             --        (776.5)
Other income, net..................          --              --           250.3              --         250.3
Net gain on sale of common shares
  of a subsidiary..................          --              --            64.1              --          64.1
Equity in net income of
  subsidiaries.....................     4,139.8         2,608.8              --        (6,748.6)           --
Intercompany interest and fees.....      (103.9)          749.9          (646.0)             --            --
                                       --------        --------       ---------       ---------     ---------
Income from continuing operations
  before income taxes and minority
  interest.........................     3,970.6         2,638.9         5,863.8        (6,748.6)      5,724.7
Income taxes.......................          --            (0.4)       (1,275.3)             --      (1,275.7)
Minority interest..................          --              --           (47.5)             --         (47.5)
                                       --------        --------       ---------       ---------     ---------
INCOME FROM CONTINUING
  OPERATIONS.......................     3,970.6         2,638.5         4,541.0        (6,748.6)      4,401.5
Income from discontinued operations
  of Tyco Capital, net of tax......          --              --           252.5              --         252.5
                                       --------        --------       ---------       ---------     ---------
Income before cumulative effect of
  accounting changes...............     3,970.6         2,638.5         4,793.5        (6,748.6)      4,654.0
Cumulative effect of accounting
  changes, net of tax..............          --           (29.7)         (653.7)             --        (683.4)
                                       --------        --------       ---------       ---------     ---------
NET INCOME.........................    $3,970.6        $2,608.8       $ 4,139.8       $(6,748.6)    $ 3,970.6
                                       ========        ========       =========       =========     =========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
Net revenues.......................    $     --        $     --       $28,931.9       $      --     $28,931.9
Cost of product sales..............          --              --        15,959.8              --      15,959.8
Cost of services...................          --              --         1,971.4              --       1,971.4
Selling, general and administrative
  expenses.........................        12.5             9.9         5,229.6              --       5,252.0
Restructuring and other unusual
  charges, net.....................          --              --           175.3              --         175.3
Charges for the impairment of long-
  lived assets.....................          --              --            99.0              --          99.0
                                       --------        --------       ---------       ---------     ---------
OPERATING (LOSS) INCOME............       (12.5)           (9.9)        5,496.8              --       5,474.4
Interest income (expense), net.....         3.5          (698.9)          (74.2)             --        (769.6)
Other expense......................          --              --            (0.3)             --          (0.3)
Net gain on sale of common shares
  of a subsidiary..................          --              --         1,760.0              --       1,760.0
Equity in net income of
  subsidiaries.....................     4,543.3         2,556.1              --        (7,099.4)           --
Intercompany interest and fees.....       (14.4)          709.0          (694.6)             --            --
                                       --------        --------       ---------       ---------     ---------
Income before income taxes and
  minority interest................     4,519.9         2,556.3         6,487.7        (7,099.4)      6,464.5
Income taxes.......................          --            (0.2)       (1,925.7)             --      (1,925.9)
Minority interest..................          --              --           (18.7)             --         (18.7)
                                       --------        --------       ---------       ---------     ---------
NET INCOME.........................    $4,519.9        $2,556.1       $ 4,543.3       $(7,099.4)    $ 4,519.9
                                       ========        ========       =========       =========     =========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                ($ IN MILLIONS)

                                             TYCO            TYCO
                                         INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                             LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                         -------------   -------------   ------------   -------------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents............    $     37.6      $  2,970.7     $  3,178.5     $        --    $  6,186.8
  Accounts receivables, net............            --             0.1        5,848.5              --       5,848.6
  Inventories..........................            --              --        4,716.0              --       4,716.0
  Intercompany receivables.............         277.3           101.2        3,949.5        (4,328.0)           --
  Other current assets.................            --           275.3        2,737.9              --       3,013.2
                                           ----------      ----------     ----------     -----------    ----------
    Total current assets...............         314.9         3,347.3       20,430.4        (4,328.0)     19,764.6
Tyco Global Network....................            --              --          581.6              --         581.6
Property, Plant and Equipment, Net.....           5.2             0.2        9,964.1              --       9,969.5
Goodwill, Net..........................            --             0.7       26,092.5              --      26,093.2
Intangible Assets, Net.................            --              --        6,562.6              --       6,562.6
Investment In Subsidiaries.............      40,534.1        32,220.0             --       (72,754.1)           --
Intercompany Loans Receivable..........         218.3        21,000.6       13,334.8       (34,553.7)           --
Other Assets...........................          23.1            21.4        3,398.4              --       3,442.9
                                           ----------      ----------     ----------     -----------    ----------
      TOTAL ASSETS.....................    $ 41,095.6      $ 56,590.2     $ 80,364.4     $(111,635.8)   $ 66,414.4
                                           ==========      ==========     ==========     ===========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Loans payable and current maturities
    of long-term debt..................    $       --      $  7,610.4     $    108.6     $        --    $  7,719.0
  Accounts payable.....................           0.2             0.2        3,169.6              --       3,170.0
  Accrued expenses and other current
    liabilities........................          35.8           267.2        4,967.8              --       5,270.8
  Intercompany payables................       3,434.9           514.6          378.5        (4,328.0)           --
  Other................................            --             0.7        3,471.6              --       3,472.3
                                           ----------      ----------     ----------     -----------    ----------
    Total current liabilities..........       3,470.9         8,393.1       12,096.1        (4,328.0)     19,632.1
Long-Term Debt.........................       3,519.1        11,876.5        1,091.2              --      16,486.8
Intercompany Loans Payable.............       9,315.0         4,019.8       21,218.9       (34,553.7)           --
Other Long-Term Liabilities............            --            52.4        5,409.7              --       5,462.1
                                           ----------      ----------     ----------     -----------    ----------
      TOTAL LIABILITIES................      16,305.0        24,341.8       39,815.9       (38,881.7)     41,581.0
Minority Interest......................            --              --           42.8              --          42.8
Shareholders' Equity:
  Preference shares....................            --              --        4,680.0        (4,680.0)           --
  Common shares........................         403.6              --           (4.5)             --         399.1
  Other shareholders' equity...........      24,387.0        32,248.4       35,830.2       (68,074.1)     24,391.5
                                           ----------      ----------     ----------     -----------    ----------
      TOTAL SHAREHOLDERS' EQUITY.......      24,790.6        32,248.4       40,505.7       (72,754.1)     24,790.6
                                           ----------      ----------     ----------     -----------    ----------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY...........    $ 41,095.6      $ 56,590.2     $ 80,364.4     $(111,635.8)   $ 66,414.4
                                           ==========      ==========     ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                ($ IN MILLIONS)

                                             TYCO            TYCO
                                         INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                             LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                         -------------   -------------   ------------   -------------   ----------
ASSETS
iCurrent Assets:
  Cash and cash equivalents............    $     1.4       $    37.0      $  1,740.8     $        --    $  1,779.2
  Accounts receivable, net.............          4.2              --         6,449.0              --       6,453.2
  Inventories..........................           --              --         5,101.3              --       5,101.3
  Intercompany receivables.............        520.5             8.3         5,035.3        (5,564.1)           --
  Other current assets.................           --             7.0         2,505.5              --       2,512.5
                                           ---------       ---------      ----------     -----------    ----------
    Total current assets...............        526.1            52.3        20,831.9        (5,564.1)     15,846.2
Net Assets of Discontinued
  Operations...........................           --              --        10,598.0              --      10,598.0
Tyco Global Network....................           --              --         2,342.4              --       2,342.4
Property, Plant and Equipment, Net.....          6.4             0.7         9,963.2              --       9,970.3
Goodwill, Net..........................           --             0.7        23,263.3              --      23,264.0
Intangible Assets, Net.................           --              --         5,476.9              --       5,476.9
Investment In Subsidiaries.............     48,324.8        31,608.4              --       (79,933.2)           --
Intercompany Loans Receivable..........        218.3        16,672.3         9,610.1       (26,500.7)           --
Other Assets...........................         97.6            73.8         3,353.4              --       3,524.8
                                           ---------       ---------      ----------     -----------    ----------
      TOTAL ASSETS.....................    $49,173.2       $48,408.2      $ 85,439.2     $(111,998.0)   $ 71,022.6
                                           =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Loans payable and current maturities
    of long-term debt..................    $      --       $ 1,106.5      $    916.5     $        --    $  2,023.0
  Accounts payable.....................           --             0.2         3,692.4              --       3,692.6
  Accrued expenses and other current
    liabilities........................         30.1           127.3         5,024.4              --       5,181.8
  Intercompany payables................      4,296.2           739.1           528.8        (5,564.1)           --
  Other................................           --             0.4         3,753.1              --       3,753.5
                                           ---------       ---------      ----------     -----------    ----------
    Total current liabilities..........      4,326.3         1,973.5        13,915.2        (5,564.1)     14,650.9
Long-Term Debt.........................      3,499.4        14,843.3         1,253.3              --      19,596.0
Intercompany Loans Payable.............      9,610.1              --        16,890.6       (26,500.7)           --
Other Long-Term Liabilities............           --             5.0         4,731.9              --       4,736.9
                                           ---------       ---------      ----------     -----------    ----------
      TOTAL LIABILITIES................     17,435.8        16,821.8        36,791.0       (32,064.8)     38,983.8
Minority Interest......................           --              --           301.4              --         301.4
Shareholders' Equity:
  Preference shares....................           --              --         1,710.0        (1,710.0)           --
  Common shares........................        390.5              --            (3.4)             --         387.1
  Other shareholders' equity...........     31,346.9        31,586.4        46,640.2       (78,223.2)     31,350.3
                                           ---------       ---------      ----------     -----------    ----------
      TOTAL SHAREHOLDERS' EQUITY.......     31,737.4        31,586.4        48,346.8       (79,933.2)     31,737.4
                                           ---------       ---------      ----------     -----------    ----------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY...........    $49,173.2       $48,408.2      $ 85,439.2     $(111,998.0)   $ 71,022.6
                                           =========       =========      ==========     ===========    ==========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2002
                                ($ IN MILLIONS)

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                     LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                 -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by operating
    activities from continuing operations......    $(1,128.0)      $   (91.1)      $ 6,914.6      $      --     $ 5,695.5
  Net cash provided by operating activities
    from discontinued operations...............           --              --         1,462.9             --       1,462.9
                                                   ---------       ---------       ---------      ---------     ---------
  Net cash (used in) provided by operating
    activities.................................     (1,128.0)          (91.1)        8,377.5             --       7,158.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................           --              --        (1,708.7)            --      (1,708.7)
Construction in progress--Tyco Global
  Network......................................           --              --        (1,146.0)            --      (1,146.0)
Acquisition of businesses, net of cash
  acquired.....................................           --              --        (3,084.8)            --      (3,084.8)
Cash paid for purchase accounting and holdback/
  earn-out liabilities.........................           --              --          (624.1)            --        (624.1)
Net proceeds from the sale of CIT..............           --              --         4,395.4             --       4,395.4
Disposal of other businesses, net of cash
  sold.........................................           --              --           138.7             --         138.7
Net proceeds from (purchases of) investments...          6.3           (93.5)           70.4             --         (16.8)
Increase in intercompany loans.................           --          (258.1)             --          258.1            --
Net decrease (increase) in investment in
  subsidiaries.................................      1,021.9              --           (71.8)        (950.1)           --
Restricted cash................................           --          (181.4)          (14.8)            --        (196.2)
Other..........................................           --              --           (83.2)            --         (83.2)
                                                   ---------       ---------       ---------      ---------     ---------
  Net cash provided by (used in) investing
    activities from continuing operations......      1,028.2          (533.0)       (2,128.9)        (692.0)     (2,325.7)
  Net cash provided by investing activities
    from discontinued operations...............           --              --         2,684.3             --       2,684.3
                                                   ---------       ---------       ---------      ---------     ---------
  Net cash provided by (used in) investing
    activities.................................      1,028.2          (533.0)          555.4         (692.0)        358.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt.........        (28.5)        3,557.8        (1,578.0)            --       1,951.3
Proceeds from sale of common shares for
  acquisitions.................................        501.6              --          (501.6)            --            --
Proceeds from exercise of options..............         58.3              --           127.4             --         185.7
Dividends paid.................................       (100.3)             --              --             --        (100.3)
Repurchase of Tyco common shares...............           --              --          (789.2)            --        (789.2)
Financing from parent..........................           --              --           258.1         (258.1)           --
Repayment of intercompany note payable.........       (295.1)             --           295.1             --            --
Net capital distributions to parent............           --              --          (950.1)         950.1            --
Capital contribution to Tyco Capital...........           --              --          (200.0)            --        (200.0)
Other..........................................           --              --            (9.7)            --          (9.7)
                                                   ---------       ---------       ---------      ---------     ---------
  Net cash provided by (used in) financing
    activities from continuing operations......        136.0         3,557.8        (3,348.0)         692.0       1,037.8
  Net cash used in financing activities from
    discontinued operations....................           --              --        (2,874.6)            --      (2,874.6)
                                                   ---------       ---------       ---------      ---------     ---------
  Net cash provided by (used in) financing
    activities.................................        136.0         3,557.8        (6,222.6)         692.0      (1,836.8)
NET INCREASE IN CASH AND CASH EQUIVALENTS......         36.2         2,933.7         2,710.3             --       5,680.2
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS
  TRANSFERRED TO DISCONTINUED OPERATIONS.......           --              --        (1,272.6)            --      (1,272.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.......................................          1.4            37.0         1,740.8             --       1,779.2
                                                   ---------       ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....    $    37.6       $ 2,970.7       $ 3,178.5      $      --     $ 6,186.8
                                                   =========       =========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                ($ IN MILLIONS)

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -------------   -------------   ------------   -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities from continuing operations.....    $  2,090.5      $  (291.1)     $  5,126.1      $      --     $  6,925.5
  Net cash used in operating activities from
    discontinued operations...................            --             --          (260.2)            --         (260.2)
                                                  ----------      ---------      ----------      ---------     ----------
  Net cash provided by (used in) operating
    activities................................       2,090.5         (291.1)        4,865.9             --        6,665.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.........................................          (0.2)          (0.1)       (1,797.2)            --       (1,797.5)
Construction in progress--Tyco Global
  Network.....................................            --             --        (2,247.7)            --       (2,247.7)
Acquisition of businesses, net of cash
  acquired....................................            --             --       (10,956.6)            --      (10,956.6)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities..............            --             --          (894.4)            --         (894.4)
Disposal of businesses, net of cash sold......            --             --           904.4             --          904.4
Net proceeds from (purchases of)
  investments.................................           5.9             --          (148.7)            --         (142.8)
Decrease (increase) in intercompany loans.....          54.8       (5,993.5)             --        5,938.7             --
(Increase) decrease in investment in
  subsidiaries................................     (10,621.3)          (2.8)        8,985.0        1,639.1             --
Other.........................................            --             --          (177.2)            --         (177.2)
                                                  ----------      ---------      ----------      ---------     ----------
  Net cash used in investing activities from
    continuing operations.....................     (10,560.8)      (5,996.4)       (6,332.4)       7,577.8      (15,311.8)
  CIT cash balance acquired...................            --             --         2,156.4             --        2,156.4
  Net cash provided by investing activities
    from discontinued operations..............            --             --         1,516.8             --        1,516.8
                                                  ----------      ---------      ----------      ---------     ----------
  Net cash used in investing activities.......     (10,560.8)      (5,996.4)       (2,659.2)       7,577.8      (11,638.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt........       3,374.9        6,320.9        (1,160.2)            --        8,535.6
Proceeds from sale of common shares...........       2,196.6             --              --             --        2,196.6
Proceeds from sale of common shares for
  acquisitions................................       2,729.4             --        (2,729.4)            --             --
Proceeds from exercise of options and
  warrants....................................         226.6             --           318.4             --          545.0
Dividends paid................................         (90.0)            --              --             --          (90.0)
Repurchase of Tyco common shares..............            --             --        (1,326.1)            --       (1,326.1)
Financing from parent, net....................            --             --         5,938.7       (5,938.7)            --
Net capital contributions from parent.........            --             --         1,639.1       (1,639.1)            --
Repurchase of minority interest shares of
  subsidiary..................................            --             --          (270.0)            --         (270.0)
Capital contributions to Tyco Capital.........            --             --          (675.0)            --         (675.0)
Other.........................................            --             --           (15.4)            --          (15.4)
                                                  ----------      ---------      ----------      ---------     ----------
  Net cash provided by financing activities
    from continuing operations................       8,437.5        6,320.9         1,720.1       (7,577.8)       8,900.7
  Net cash used in financing activities from
    discontinued operations...................            --             --        (2,605.0)            --       (2,605.0)
                                                  ----------      ---------      ----------      ---------     ----------
  Net cash provided by (used in) financing
    activities................................       8,437.5        6,320.9          (884.9)      (7,577.8)       6,295.7
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS.................................         (32.8)          33.4         1,321.8             --        1,322.4
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS
  TRANSFERRED TO DISCONTINUED OPERATIONS......            --             --          (808.0)            --         (808.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD......................................          34.2            3.6         1,227.0             --        1,264.8
                                                  ----------      ---------      ----------      ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....    $      1.4      $    37.0      $  1,740.8      $      --     $  1,779.2
                                                  ==========      =========      ==========      =========     ==========

                            TYCO INTERNATIONAL LTD.

29.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net cash provided by operating
    activities.....................     $ 893.7        $ 1,201.3      $ 3,180.0       $      --     $ 5,275.0

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant and
  equipment, net...................        (6.4)              --       (1,697.4)             --      (1,703.8)
Construction in progress--Tyco
  Global Network...................          --               --         (111.1)             --        (111.1)
Acquisition of businesses, net of
  cash acquired....................          --               --       (4,246.5)             --      (4,246.5)
Cash paid for purchase accounting
  and holdback/earn-out
  liabilities......................          --               --         (544.2)             --        (544.2)
Disposal of businesses, net of cash
  sold.............................          --               --           74.4              --          74.4
Net proceeds from (purchases of)
  investments......................        16.4               --         (369.8)             --        (353.4)
Increase in intercompany loans.....          --         (2,421.8)            --         2,421.8            --
Increase in investment in
  subsidiaries.....................      (900.7)              --             --           900.7            --
Other..............................          --             (0.7)         (52.2)             --         (52.9)
                                        -------        ---------      ---------       ---------     ---------
  Net cash used in investing
    activities.....................      (890.7)        (2,422.5)      (6,946.8)        3,322.5      (6,937.5)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net proceeds from (repayments of)
  debt.............................          --          1,209.4         (529.0)             --         680.4
Proceeds from exercise of
  options..........................        64.6               --          290.7              --         355.3
Net proceeds from sale of common
  shares by subsidiary.............          --               --        2,130.7              --       2,130.7
Dividends paid.....................       (86.2)              --             --              --         (86.2)
Intercompany dividends received
  (paid)...........................        30.0               --          (30.0)             --            --
Repurchase of Tyco common shares...          --               --       (1,885.1)             --      (1,885.1)
Financing from parent, net.........          --               --        2,421.8        (2,421.8)           --
Net capital contributions from
  parent...........................          --               --          900.7          (900.7)           --
Other..............................          --               --          (29.8)             --         (29.8)
                                        -------        ---------      ---------       ---------     ---------
  Net cash provided by financing
    activities.....................         8.4          1,209.4        3,270.0        (3,322.5)      1,165.3

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................        11.4            (11.8)        (496.8)             --        (497.2)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD..............        22.8             15.4        1,723.8              --       1,762.0
                                        -------        ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...........................     $  34.2        $     3.6      $ 1,227.0       $      --     $ 1,264.8
                                        =======        =========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As described in Note 11 to the Consolidated Financial Statements, CIT
Group Inc. ("CIT"), which comprised the operations of the Tyco Capital business segment, was sold in an initial public offering ("IPO") in July 2002. Consequently, the results of Tyco Capital are presented as discontinued operations. References to Tyco refer to its continuing operations, with the exception of the discussions regarding discontinued operations below. The continuing operations of Tyco represent what was referred to as Tyco Industrial in prior filings.

                             RESULTS OF OPERATIONS

INTRODUCTION

    Our results for fiscal 2002 were adversely affected by: decreased demand, as a result of the overall economic downturn, particularly in the telecommunications and electronics markets; the termination of our previously announced plan to separate into four independent publicly traded companies; rumors and negative publicity; the resignation of our chief executive officer and chief financial officer; the replacement of other members of our senior management; the indictment of former members of our senior management; concern regarding our ability to maintain compliance with debt covenants and meet upcoming debt maturities; and the announced investigation being conducted by the Company's outside counsel. All of these factors affected employees, customers, vendors and investors. These effects are continuing. In January 2002, our Board of Directors became aware of the first of many unauthorized actions that ultimately led to the resignations of our former chief executive officer and chief financial officer and the termination of our chief legal officer as well as the decision not to re-nominate one of our directors. In September 2002, our former chief executive officer, chief financial officer and chief legal officer were each charged with violating New York state criminal law as a result of their actions. In December 2002, the former director was charged with, and pleaded guilty to, violating New York state criminal law as a result of his actions. During the fourth quarter of fiscal 2002, we announced the hiring of a new chief executive officer, a new chief financial officer and a new chief legal officer, as well as other key executives, and also announced the initiation of external and internal investigations.

    INVESTIGATION--With the arrival of new senior management, the Company has engaged in a number of internal reviews aimed at determining what, if any, misconduct may have been committed by prior senior management. An initial review of prior senior management's transactions with the Company was conducted by the law firm of Boies, Schiller & Flexner LLP. The details of their findings were made public in a Form 8-K filed on September 17, 2002. In July 2002, our new CEO and our Board of Directors ordered a further review of corporate governance practices and the accounting of selected acquisitions. This review has been referred to as the "Phase 2 review."

    The Phase 2 review was conducted by the law firm of Boies, Schiller & Flexner LLP and the Boies firm was in turn assisted by forensic accountants. The review received the full cooperation of Tyco's auditors, PricewaterhouseCoopers LLP, as well as Tyco's new senior management team. The review included an examination of Tyco's reported revenues, profits, cash flow, internal auditing and control procedures, accounting for major acquisitions and reserves, the use of non-recurring charges, as well as corporate governance issues such as the personal use of corporate assets and the use of corporate funds to pay personal expenses, employee loan and loan forgiveness programs. Approximately 25 lawyers and 100 accountants worked on the review from August into December 2002. In total, at considerable cost, more than 15,000 lawyer hours and 50,000 accountant hours were dedicated to this review. The review team examined documents and interviewed Tyco personnel at more than 45 operating units in the United States and in 12 foreign countries.

    The results of the Phase 2 Review were reported by the Company in a Form 8-K furnished to the SEC on December 30, 2002. Among other findings, the report noted that "the Company's prior management engaged in a pattern of aggressive accounting which, even when in accordance with Generally Accepted Accounting Principles, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed." While most of the matters identified by the investigation as "aggressive accounting" were determined by the Company, in consultation with its auditors, to be in accordance with generally accepted accounting principles, there were certain adjustments identified as relating to years preceding fiscal 2002. Such adjustments were recorded in the first quarter of fiscal 2002, and are discussed further below. See also Item 14. "Controls and Procedures".

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments, which aggregate $261.6 million on a pre-tax income basis, or $199.7 million on an after-tax income basis have been recorded effective
October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to these Consolidated Financial Statements, is $185.9 million.

    - The Company determined that the gain of $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million.

    - The Company identified several adjustments both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million.

    The fiscal years to which the charges relate are as follows ($ in millions):

                                                              PRIOR TO
                                                               FISCAL     FISCAL     FISCAL
TYPE OF ADJUSTMENT                                              2000       2000       2001      TOTAL
------------------------------------------------------------  --------   --------   --------   --------
ADT dealer reimbursements...................................   $33.6      $53.5      $ 98.8     $185.9
Gain on issuance of shares of TyCom.........................      --         --        39.6       39.6
Other adjustments...........................................    22.7       26.4       (13.0)      36.1
                                                               -----      -----      ------     ------
Totals......................................................   $56.3      $79.9      $125.4     $261.6
                                                               =====      =====      ======     ======

    These adjustments would have impacted income (loss) from continuing operations and net income (loss). Income (loss) from continuing operations would have been impacted as follows: fiscal 2000 $4,464 million compared with $4,520 million; fiscal 2001 $4,297 million compared with $4,402 million; and fiscal 2002 $(2,871) million compared with $(3,070) million. Net income (loss) would have been impacted as follows: fiscal 2000 $4,464 million compared with $4,520 million; fiscal 2001 $3,866 million compared with $3,971 million; and fiscal 2002 $(9,212) million compared with $(9,412) million.

OVERVIEW

    Our strategy and near-term actions focus on enhancing internal growth within existing Tyco businesses. We plan to achieve this goal through new product innovation, increased market share, increased service and continued geographic expansion. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced, and, therefore, expect that our growth rate in revenues and earnings from acquisitions will also be reduced as compared to prior periods.

    As evidenced by the restructuring charges recorded during fiscal 2002, we will continue to implement cost-cutting initiatives in order to improve earnings and margins.

    Information for all periods presented below reflects the grouping of Tyco's businesses into four segments, consisting of Fire and Security Services, Electronics, Healthcare and Specialty Products, and Engineered Products and Services. During fiscal 2002, we changed our internal reporting structure (due to the amalgamation with TyCom Ltd. that eliminated the publicly held minority interest) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. In addition, during fiscal 2002, a change was made to our internal reporting structure such that the operations of Tyco's flow control businesses and the environmental engineering business (previously reported within the Fire and Security Services segment) and Tyco's electrical and metal products business (previously reported within the Electronics segment) now comprise the Company's new Engineered Products and Services segment. Also in fiscal 2002, Tyco sold its financial services business (Tyco Capital) through an IPO of CIT Group Inc. The historical results of our financial services business are presented as "Discontinued Operations." See "Discontinued Operations of Tyco Capital (CIT Group Inc.)" below for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

    Segment revenues increased 4.7% during fiscal 2002 to $35,643.7 million compared to $34,036.6 million in fiscal 2001. Segment revenues increased 17.6% during fiscal 2001 to $34,036.6 million from $28,931.9 million in fiscal 2000. Tyco had a loss from continuing operations of $(3,070.4) million in fiscal 2002, as compared to income from continuing operations of $4,401.5 million in fiscal 2001 and $4,519.9 million in fiscal 2000.

    Loss from continuing operations for fiscal 2002 included net charges totaling $7,299.9 million ($6,570.1 million after-tax), consisting of the following: (i) goodwill impairment charge of $1,343.7 million relating to continuing operations; (ii) impairment charges of $3,489.5 million primarily related to the write-down of the TGN; (iii) net restructuring and other unusual charges of $1,954.3 million, of which $635.4 million is included in cost of sales and $115.0 million related to a bad debt provision is included in selling, general and administrative expenses, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iv) charges related to prior years of $261.6 million; (v) a write-off of purchased in-process research and development related to the acquisitions of Sensormatic and DSC Group of $17.8 million; (vi) a loss on the write-off of investments of $270.8 million; (vii) a gain on the sale of businesses of $7.2 million (excluding a charge of $125.3 million for impairment associated with these assets held for sale); and (viii) gain from the early extinguishment of debt of $30.6 million.

    Income from continuing operations for fiscal 2001 included a net charge of $408.5 million ($383.9 million after-tax) consisting of the following: (i) net restructuring and other unusual charges and impairment charges totaling
$705.4 million related primarily to the closure of facilities within the Electronics and Fire and Security Services segments; (ii) $184.3 million write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"); (iii) an unusual credit of $166.8 million related to the settlement of litigation; (iv) a net gain on sale of businesses of $410.4 million principally related to the sale of ADT Automotive; (v) a loss of $133.8 million related to the write-down of an investment; (vi) a $64.1 million net gain on the sale of common shares of a subsidiary; and (vii) a loss from the early extinguishment of debt of $26.3 million.

    Income from continuing operations for fiscal 2000 included a net credit of $1,484.4 million ($793.9 million after-tax) consisting of the following: (i) a gain of $1,760.0 million on the sale by a subsidiary of its common shares in connection with TyCom's initial public offering; (ii) restructuring, unusual and impairment charges of $424.2 million primarily for claims related to a merged company and the exiting of U.S. Surgical's interventional cardiology business;
(iii) a credit of $148.9 million representing a revision of estimates of merger, restructuring and other unusual accruals; and (iv) a loss from the early extinguishment of debt of $0.3 million.

    We are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. Tyco became a Bermuda-based company as a result of the 1997 business combination of Tyco International Ltd., a Massachusetts corporation, and ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's). Currently, Tyco's revenues related to U.S. federal government contracts account for less than 3% of net revenues for the fiscal year ended September 30, 2002. In addition, various state and other municipalities in the U.S. have proposed similar legislation. There is also other similar proposed tax legislation which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments.

    The following table details net revenues and earnings in fiscal 2002, fiscal 2001 and fiscal 2000 ($ in millions):

                                                              FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                              -----------   -----------   -----------
Revenue from product sales..................................   $28,794.8     $28,987.4     $24,958.4
Service revenue.............................................     6,848.9       5,049.2       3,973.5
                                                               ---------     ---------     ---------
NET REVENUES................................................   $35,643.7     $34,036.6     $28,931.9
                                                               =========     =========     =========
Restructuring and other unusual charges, net(1).............   $(1,954.3)    $  (418.5)    $  (176.3)
Charges for the impairment of long-lived assets.............    (3,489.5)       (120.1)        (99.0)
Goodwill impairment.........................................    (1,343.7)           --            --
Charges related to prior year recorded in fiscal 2002.......      (222.0)           --            --
Write-off of purchased in-process research and
  development...............................................       (17.8)       (184.3)           --
                                                               ---------     ---------     ---------
Total charges included in operating income..................   $(7,027.3)    $  (722.9)    $  (275.3)
                                                               =========     =========     =========

OPERATING (LOSS) INCOME AFTER (CHARGES) CREDITS, NET........   $(1,579.0)    $ 6,724.2     $ 5,818.8
Amortization of goodwill....................................          --        (537.4)       (344.4)
                                                               ---------     ---------     ---------
Total operating (loss) income...............................    (1,579.0)      6,186.8       5,474.4
Net (loss) gain on sale of common shares of a subsidiary....       (39.6)         64.1       1,760.0
Net gain on sale of businesses..............................         7.2         410.4            --
Loss on investments.........................................      (270.8)       (133.8)           --
Interest expense, net.......................................      (959.7)       (776.5)       (769.6)
Other income (expense)......................................        30.6         (26.3)         (0.3)
                                                               ---------     ---------     ---------
(Loss) income from continuing operations before income taxes
  and minority interest.....................................    (2,811.3)      5,724.7       6,464.5
Income taxes................................................      (257.7)     (1,275.7)     (1,925.9)
Minority interest...........................................        (1.4)        (47.5)        (18.7)
                                                               ---------     ---------     ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................    (3,070.4)      4,401.5       4,519.9
(Loss) income from discontinued operations of Tyco Capital,
  net of tax................................................    (6,282.5)        252.5            --
Loss on sale of Tyco Capital, net of tax....................       (58.8)           --            --
                                                               ---------     ---------     ---------
(Loss) income before cumulative effect of accounting
  changes...................................................    (9,411.7)      4,654.0       4,519.9
Cumulative effect of accounting changes, net of tax.........          --        (683.4)           --
                                                               ---------     ---------     ---------
NET (LOSS) INCOME...........................................   $(9,411.7)    $ 3,970.6     $ 4,519.9
                                                               =========     =========     =========

------------------------------

(1) This amount includes restructuring and other unusual charges related to inventory in the amount of $635.4 million, $184.9 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively, which have been deducted as part of cost of sales in the Consolidated Statements of Operations. Similarly, this amount includes an unusual charge related to a provision for bad debts in the amount of $115.0 million for fiscal 2002 which has been deducted as part of selling, general and administrative expenses in the Consolidated Statement of Operations.

    During fiscal 2002, we recorded restructuring and other unusual charges and charges for the impairment of long-lived assets related primarily to the significant decrease in demand in certain end markets within our Electronics segment. Under our restructuring and integration programs, we terminate employees and close facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, sales and administrative functions. In addition, we discontinue or dispose of product lines which do not fit the long-term strategy of the respective businesses. We have not historically tracked the impact on financial results of the restructuring and integration programs. However, we estimate that our overall cost structure has been reduced by approximately $910 million on an annualized basis, of which approximately $315 million relates to selling, general and administrative expenses, and approximately $595 million to cost of sales. The $910 million estimated overall annualized cost savings as a result of restructuring activities in fiscal 2002 was based on a summary of estimated cost savings. In determining the amount of cost savings, management looked at the salaries and benefits of the people that were terminated to derive the annual savings. As it relates to facility closures, the cost savings represents the rent, plant operating expenses and depreciation on the assets that will no longer be incurred.

    When we make an acquisition, we typically begin to integrate the acquired company with our existing operations immediately. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing facilities, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies are no longer separately identifiable. Consequently, we are generally unable to separately track the post-acquisition financial results of acquired companies. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition revenue of the specified acquired companies for both periods in the comparison. A majority of the companies that we acquire operate within the same industry as the segment into which the acquired company is integrated and, consequently, we assume that the companies that we acquire generally have a comparable growth percentage. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 6% of the total purchase price for all acquisitions during the years ended September 30, 2002 and 2001. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

    In the discussions that follow, we describe the reasons for changes in results for each segment, although we do not quantify the impact of the various factors. In order to quantify each factor contributing to a change in operating income and margins, we would need to exclude the results of acquisitions. As previously noted, since acquisitions are generally integrated within our existing operations immediately upon acquisition, we generally do not have the ability to exclude the effect of acquired businesses when quantifying increases and decreases in operating income and margins.

SEGMENT REVENUE, OPERATING INCOME AND MARGINS

FIRE AND SECURITY SERVICES

    The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                              FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                              -----------   -----------   -----------
Revenue from product sales..................................   $ 4,954.1     $3,493.1      $2,740.8
Service revenue.............................................     5,683.5      3,978.6       3,335.8
                                                               ---------     --------      --------
  Net revenues..............................................   $10,637.6     $7,471.7      $6,076.6
                                                               =========     ========      ========
Operating income............................................   $ 1,077.6     $1,202.3      $1,040.5
Operating margins...........................................        10.1%        16.1%         17.1%

Restructuring and other unusual charges.....................   $    94.1     $   80.3      $     --
Restructuring credits.......................................       (18.6)        (1.6)        (11.2)
Inventory charges...........................................        19.4          5.4            --
Write-off of purchased in-process research and
  development...............................................        17.8           --            --
Impairment of long-lived assets.............................       217.0          2.8            --
                                                               ---------     --------      --------
  Total charges (credits) included in operating income......   $   329.7     $   86.9      $  (11.2)
                                                               =========     ========      ========

    Net revenues for the Fire and Security Services segment increased 42.4% in fiscal 2002 over fiscal 2001 including a 41.8% increase in product revenue and a 42.9% increase in service revenue, primarily as a result of higher sales volume and increased service revenue in the worldwide security business and, to a lesser extent, our worldwide fire protection business. The increase in net revenues was mostly due to acquisitions as well as a higher volume of recurring service revenues generated from our worldwide security business dealer program and, to a lesser extent, increased sales of fire safety and video surveillance products and access control systems. This net revenue growth is largely due to our focus on increasing revenues by growing the business through acquisitions (including the authorized dealer program), as compared to our current long-term strategy, which is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the authorized dealer program in key geographic areas. Revenues for fiscal 2002 include the effect of the heightened level of security concerns that followed September 11th, which temporarily increased the demand for security-related products. Significant acquisitions included Simplex Time Recorder Co. ("Simplex") in January 2001, Scott Technologies, Inc. ("Scott") in May 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") and Sentry S.A. in July 2001, Edison Select in August 2001, SBC/ Smith Alarm Systems in October 2001, and DSC Group and Sensormatic in November 2001. Excluding the $33.5 million increase from foreign currency fluctuations, our dealer program (the Company purchases residential monitoring contracts from an external network of dealers who operate under ADT's authorized "dealer program"), the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment were level with prior year. We expect revenues for the next fiscal year to increase due to increased service revenue in our world-wide security business, increased revenue in our fire protection business in Europe and Asia and, to a lesser extent increases at Ansul. However, we expect the fiscal 2002 curtailment, and in certain end markets the termination, of the ADT dealer program to partially offset revenue and operating income growth going forward.

    Operating income decreased 10.4% in fiscal 2002 over fiscal 2001 primarily due to net restructuring and other unusual charges, charges for the impairment of long-lived assets and a charge for the write-off of purchased in-process research and development. This decrease was partially offset by increases due to acquisitions. Operating margins decreased primarily due to the charges mentioned above in addition to decreased margins at our security business, as a result of lower margins at businesses acquired during the year, and also due to decreased margins at our fire protection business in Europe, Australia and New Zealand. We expect operating income and margins to increase in the next fiscal year due primarily to the significant charges incurred in the current year related to impairment of long-lived assets as well as the restructuring and other unusual charges incurred, and related improvements resulting from such charges. We expect these increases to be partially offset by increased costs associated with enhancing our security business' internal sales force and softness in the domestic contracting market, which is expected to generate lower margins as a result of increased competition.

    Operating income and margins in fiscal 2002 include a net restructuring and other unusual charge of $94.9 million. The net $94.9 million charge consists of charges of $113.5 million, of which inventory write-downs of $0.7 million and a charge of $18.7 million related to the write-up of inventory under purchase accounting are included in cost of sales. These charges are primarily related to severance and facility-related charges associated with streamlining the business, slightly offset by a credit of $18.6 million relating to current and prior years' restructuring charges. Also included within operating income for fiscal 2002 is a charge of $17.8 million for the write-off of purchased in-process research and development associated with the acquisitions of Sensormatic and DSC Group and a charge of $217.0 million for the impairment of property, plant and equipment resulting from the curtailment, and in certain markets, the termination of the authorized dealer program in certain non-U.S. markets and the termination of a software development project.

    The following table provides information about the fiscal 2002 restructuring and other unusual charges related to the Fire and Security Services segment:

                                                               FACILITIES-   INVENTORY-
                                                   SEVERANCE     RELATED      RELATED      OTHER      TOTAL
                                                   ---------   -----------   ----------   --------   --------
Fiscal 2002 charges..............................   $ 43.5        $15.7        $ 19.4      $34.9      $113.5
Fiscal 2002 reversals............................     (0.3)        (3.0)           --       (0.8)       (4.1)
Fiscal 2002 utilization..........................    (23.8)        (0.1)        (19.4)      (2.7)      (46.0)
                                                    ------        -----        ------      -----      ------
Balance at September 30, 2002....................   $ 19.4        $12.6        $   --      $31.4      $ 63.4
                                                    ======        =====        ======      =====      ======

    As a result of the charges recorded within the Fire and Security Services segment during fiscal 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $115 million (approximately $105 million cash and $10 million non-cash) on an annualized basis, $105 million of which relates to other selling, general and administrative expenses and $10 million to amortization. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

    Revenue increased 23.0% in fiscal 2001 over fiscal 2000, including a 27.4% increase in product revenue and a 19.3% increase in service revenue primarily due to acquisitions and, to a lesser extent, higher sales volume and increased recurring service revenue in fire protection in North America and Asia, and increased recurring revenues in the worldwide electronic security services business. These acquisitions include: Simplex in January 2001; Scott in May 2001; and SecurityLink in July 2001. Excluding the $338.1 million decrease from foreign currency exchange fluctuations, our dealer program, the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") increased an estimated 4.7%.

    Operating income increased 15.6% in fiscal 2001 over fiscal 2000 primarily due to acquisitions and increased service volume in the fire protection business in North America and Asia and worldwide security business, partially offset by net restructuring and other unusual charges. The decrease in operating margins was primarily due to net restructuring and other unusual charges partially offset by increased service revenues in fire protection.

    Operating income and margins in fiscal 2001 include net restructuring and other unusual charges of $84.1 million. The $84.1 million net charge consists of charges of $85.7 million, of which inventory write-downs of $5.4 million are included in cost of sales, primarily related to the closure of facilities that became redundant due to the acquisitions of SecurityLink and Simplex, partially offset by a credit of $1.6 million relating to prior years' restructuring charges. Also included are charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the facility closures.

    Operating income and margins in fiscal 2000 includes a restructuring and other unusual credit of $11.2 million primarily related to a revision in estimates of our prior charges. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems as of the beginning of fiscal 2001. See CUMULATIVE EFFECT OF ACCOUNTING CHANGES below.

ELECTRONICS

    The following table sets forth revenues and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                         FISCAL 2002       FISCAL 2001       FISCAL 2000
                                                         -----------       -----------       -----------
Revenue from product sales.............................   $10,078.5         $13,142.7        $ 12,271.7
Service revenue........................................       449.5             430.1             177.8
                                                          ---------         ---------        ----------
  Net revenues.........................................   $10,528.0         $13,572.8        $ 12,449.5
                                                          =========         =========        ==========
Operating (loss) income................................   $(4,222.4)        $ 2,995.5        $  3,055.2
Operating margins......................................       (40.1)%            22.1%             24.5%

Restructuring and other unusual charges................   $   527.2         $   258.0        $     29.1
Restructuring credits..................................       (26.3)               --            (101.5)
Inventory charges......................................       943.6             125.8              (5.4)
Charges related to bad debt provision..................       115.0                --                --
Impairment of long-lived assets........................     3,113.7              98.5                --
Goodwill impairment....................................     1,024.5                --                --
                                                          ---------         ---------        ----------
  Total charges included in operating income (loss)....   $ 5,697.7         $   482.3        $    (77.8)
                                                          =========         =========        ==========

    Net revenues for the Electronics segment decreased 22.4% in fiscal 2002 compared with fiscal 2001, including a 23.3% decrease in product revenue and a 4.5% increase in service revenue, as a result of a severe decline in demand for undersea telecommunications systems and surplus capacity available and a decline in demand for our electronics components group products in the communications, computer and consumer electronics industries across all geographic regions. The Electronics segment is comprised of the electronics components group, as well as Tyco Telecommunications, which share certain customers. Revenues at the electronics components group decreased $1,931.3 million, or 16.5%, reflecting a significant decrease in demand in certain end markets. Sales were impacted mostly by the market decline in the telecommunications and computer industries and, to a lesser extent, the industrial/commercial industry. The market decreases were partially offset by growth in our product sales into the automotive industry. Revenues at Tyco Telecommunication's undersea cable communications business declined $1,113.5 million, or 59.8%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the $16.7 million decrease from foreign currency fluctuations and the acquisitions of CIGI Investment Group, Inc. ("CIGI") in October 2000, Lucent Technologies' Power Systems business ("LPS") in December 2000, Transpower Technologies in November 2001, Communications Instruments, Inc. in
January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment decreased an estimated 29.3%. We expect our Electronics segment to continue to experience a significant decrease in demand for the next fiscal year as a result of our undersea fiber optic installation business not anticipating any major third-party system builds. Furthermore, an industry-wide surplus of telecommunication capacity available for sales continues to exist. Although total segment revenue is expected to decrease year over year, we anticipate that revenues for our core electronics components group will slightly increase in fiscal 2003 due to growth due to new product development launches and increases in market share. As evidenced by the current period's restructuring charges, management has implemented plans within this segment to reduce the number of manufacturing plants, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The significant decrease in operating income and operating margins in fiscal 2002 compared to fiscal 2001 was primarily due to the impairment of long-lived assets and goodwill as well as the restructuring and other unusual charges in addition to the decrease in revenue. In the Electronics Components business, the significant decrease in demand related to the telecommunications, computer, consumer electronics, and the industrial machinery and aerospace industries resulted in much lower manufacturing volumes which increased per unit costs. In the Telecommunications business, margins were impacted significantly by the lack of capacity sales on the TGN and a significant reduction in third party system builds. We expect operating income to increase in the next fiscal year due to the significant charges incurred in the current year related to the impairment of long-lived assets, as well as the restructuring and other unusual charges incurred and related improvements resulting from such charges.

    Operating loss and margins for fiscal 2002 include net restructuring and other unusual charges of $1,559.5 million. The $1,559.5 million net charge consists of charges totaling $1,585.8 million, of which inventory reserves of $608.2 million are included in cost of sales and a bad debt provision of $115.0 million is included in selling, general and administrative expenses. These charges primarily relate to initiatives taken to reduce fixed costs, due to the significant downturn in the telecommunications business and certain electronics end markets, including facility closures, headcount reductions, inventory reserves and purchase commitment cancellations. These charges were slightly offset by a restructuring credit of $26.3 million primarily relating to a revision in estimates of current and prior years' severance and facilities charges. Total inventory charges of $943.6 million include $608.2 million of inventory write-downs and $335.4 million of supplier contract termination fees. There were no significant sales of previously written-down or written-off inventory during the fiscal year ended September 30, 2002. Of the $608.2 million, $143.1 million of inventory has been scrapped as of September 30, 2002. We expect the remaining written-off inventory to be scrapped over the next three to six months. To the extent that any of the bad debt provisions are not utilized, the excess amounts will be reversed as a credit to the selling, general and administrative expenses line in the Consolidated Statements of Operations and will be separately disclosed as an unusual credit. To the extent that any of the inventory is subsequently sold, the related amount of income, if any, will be recognized as a credit to the cost of sales line and will be disclosed as an unusual credit. Also included within operating loss and margins for fiscal 2002 are charges of $3,113.7 million for the impairment of property, plant and equipment, primarily related to the TGN, and goodwill impairment charges of $1,024.5 million related to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" below.

    The significant restructuring charges recorded in fiscal 2002 were primarily related to the restructuring of the Telecommunications business to address the significant overcapacity in the market and resulting lack of demand for new system construction. In the fourth fiscal quarter of 2002, management decided to focus the business for the foreseeable future on maintenance revenues and capacity sales on the Tyco Global Network, to discontinue future additions to the TGN, and limit construction activities to small projects that are cash flow positive with at least breakeven earnings. As a result of this new strategy, management devised a plan to significantly downsize the manufacturing footprint, decrease project management staffing, reduce the research and development function and minimize staffing and expense in all other administrative areas of the business to decrease cash outflows and losses to the maximum extent possible. This plan was carefully crafted to ensure that both the technical and construction competencies of the business would be preserved for when industry conditions improve.

    The following table provides information about the fiscal 2002 restructuring and other unusual charges related to the Electronics segment:

                                                            FACILITIES-   INVENTORY-
                                                SEVERANCE     RELATED      RELATED      OTHER      TOTAL
                                                ---------   -----------   ----------   --------   --------
Fiscal 2002 charges...........................   $198.1       $250.2        $ 943.6    $ 193.9    $1,585.8
Fiscal 2002 reversals.........................     (2.5)        (8.1)            --         --       (10.6)
Fiscal 2002 utilization.......................    (79.6)       (77.7)        (164.7)     (71.4)     (393.4)
                                                 ------       ------        -------    -------    --------
Balance at September 30, 2002.................   $116.0       $164.4        $ 778.9    $ 122.5    $1,181.8
                                                 ======       ======        =======    =======    ========

    As a result of the charges recorded within the Electronics segment during fiscal 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $710 million (approximately
$570 million cash and $140 million non-cash) on an annualized basis, of which $550 million relates to cost of sales and $160 million to other selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

    Net revenue increased 9.0% in fiscal 2001 over fiscal 2000, including a 7.1% increase in product revenue and a $252.3 million increase in service revenue, due to acquisitions by our electronic components group. These acquisitions included: Siemens Electromechanical Components GmbH & Co. KG in November 1999; Praegitzer Industries, Inc. in December 1999; Critchley Group PLC in
March 2000; the electronic OEM business of Thomas & Betts in July 2000; CIGI in October 2000; and LPS in December 2000. Excluding the $436.8 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") decreased an estimated 5.5%, which reflects an economic slowdown in the computer and consumer electronics and communications industries.

    The slight decrease in operating income was primarily the result of net restructuring and other unusual charges and impairments largely offset by increased operating income due to higher revenues in the electronics components business associated with acquisitions in fiscal 2001, as well as the full year result of acquisitions in 2000. In addition, there were margin improvements on 26.6% lower revenues in Tyco Telecommunications business due to the completion of several large third-party system contracts in fiscal 2001 with higher margins, offset by approximately $36.5 million of incremental expenses related to bad debt provisions and legal costs due to industry conditions.

    Operating income and margins in fiscal 2001 include restructuring and other unusual charges of $383.8 million primarily related to the closure of facilities within the communications, computer and consumer electronics industries in response to the severe downturn experienced. Included within the $383.8 million are inventory write-downs of $74.1 million and charges of $51.7 million for the write-up of inventory under purchase accounting, both of which are included in cost of sales. Operating income and margins after charges (credits) for fiscal 2001 also includes charges of $98.5 million for the impairment of property, plant and equipment associated with the facility closures.

    Operating income and margins in fiscal 2000 include a net merger, restructuring and other unusual credit of $77.8 million in fiscal 2000, of which a net credit of $5.4 million related to inventory is included in cost of sales, primarily related to a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan.

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenues and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                              FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                              -----------   -----------   -----------
Revenue from product sales..................................   $9,706.7      $8,748.5      $6,458.7
Service revenue.............................................       70.7          64.2           9.2
                                                               --------      --------      --------
  Net revenues..............................................   $9,777.4      $8,812.7      $6,467.9
                                                               ========      ========      ========
Operating income............................................   $1,926.2      $1,804.4      $1,439.8
Operating margins...........................................       19.7%         20.5%         22.3%

Restructuring and other unusual charges.....................   $   57.2      $   28.3      $   12.6
Restructuring credits.......................................       (3.9)        (15.6)        (29.9)
Inventory charges...........................................        1.6          44.0           6.4
Write-off of purchased in-process research and
  development...............................................         --         184.3            --
Impairment of long-lived assets.............................      130.4          15.4          99.0
                                                               --------      --------      --------
  Total charges included in operating income................   $  185.3      $  256.4      $   88.1
                                                               ========      ========      ========

    Net revenues for the Healthcare and Specialty Products segment increased 10.9% in fiscal 2002 over fiscal 2001 including a 11.0% increase in product revenue and a 10.1% increase in service revenue, primarily as a result of acquisitions. The Healthcare and Specialty Products segment is comprised of Tyco Healthcare and Tyco Plastics and Adhesives. Tyco Healthcare's revenues increased $833.8 million or 11.8% reflecting increased sales volume resulting from acquisitions in our U.S. healthcare businesses and, to a much lesser extent, increased revenues from our domestic and international healthcare businesses. Revenues at Tyco Plastics and Adhesives increased $140.8 million or 8.1% over the prior year due solely to the effect of acquisitions. In addition, revenues for fiscal 2001 included $9.9 million related to our ADT Automotive business which was sold in October 2000. Excluding the $6.7 million decrease from foreign currency exchange fluctuations and the acquisitions of Mallinckrodt Inc. ("Mallinckrodt") in October 2000, InnerDyne, Inc. ("InnerDyne") in
December 2000, Linq Industrial Fabrics, Inc. in December 2001, Paragon Trade Brands in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the Healthcare and Specialty Products segment were level with the prior year. We expect revenues for the next fiscal year to increase, due to the introduction of new products and growth in market share.

    Operating income increased 6.8% in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in charges recorded in fiscal 2002 as compared to fiscal 2001, as well as the impact of acquisitions and operating efficiencies realized from cost reductions at Mallinckrodt. This increase was partially offset by lower margins of businesses acquired at Tyco Healthcare, and decreased margins at Plastics and Adhesives as a result of volume shortfalls. The slight decrease in operating margins was due primarily to a shift in the product mix, lower selling prices in certain areas and unfavorable manufacturing variances. In addition, the Healthcare and Specialty Products segment incurred expenses mostly relating to inventory write-downs and uncollectable accounts receivable, primarily related to the Plastics and Adhesives business. We expect operating income to increase for the next fiscal year as a result of the impairment charges incurred in the current year related to long-lived assets as well as the restructuring and other unusual charges incurred and related improvements resulting from such charges, in addition to the increase in revenue. However, margins are expected to remain approximately level due to increased spending on research and development and, to a lesser extent, an increase in royalty expense.

    Operating income and margins for fiscal 2002 reflect net restructuring and other unusual charges of $54.9 million. The $54.9 million net charge consists of charges of $58.8 million, of which inventory write-downs of $0.3 million and a charge of $1.3 million related to the write-up of inventory under purchase accounting are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines, partially offset by a credit of $3.9 million relating to current and prior years' restructuring charges. Operating income and margins for fiscal 2002 also include a charge for the write-off of long-lived assets of $130.4 million primarily related to the write-off of intangible assets associated with a business line sold in July 2002.

    The following table provides information about the fiscal 2002 restructuring and other unusual charges related to the Healthcare and Specialty Products segment:

                                                               FACILITIES-   INVENTORY-
                                                   SEVERANCE     RELATED      RELATED      OTHER      TOTAL
                                                   ---------   -----------   ----------   --------   --------
Fiscal 2002 charges..............................    $28.2        $17.1         $ 1.6      $11.9      $ 58.8
Fiscal 2002 reversals............................     (0.8)          --            --       (2.4)       (3.2)
Fiscal 2002 utilization..........................     (9.6)        (2.2)         (1.6)      (9.5)      (22.9)
                                                     -----        -----         -----      -----      ------
Balance at September 30, 2002....................    $17.8        $14.9         $  --      $  --      $ 32.7
                                                     =====        =====         =====      =====      ======

    As a result of the charges recorded within the Healthcare and Specialty Products segment during fiscal 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $40 million (approximately $30 million cash and $10 million non-cash) on an annualized basis, of which $30 million relates to other selling, general and administrative expenses and $10 million to cost of sales. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

    Net revenues increased 36.3% in fiscal 2001 over fiscal 2000, including a 35.5% increase in product revenue and a $55.0 million increase in service revenue, primarily due to acquisitions. These acquisitions included: General Surgical Innovations, Inc. in November 1999; Radionics in January 2000; Fiber-Lam in March 2000; Mallinckrodt in October 2000; and InnerDyne in
December 2000. The revenue increase was somewhat offset by the sale of our ADT Automotive business. Excluding the $130.4 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions and the divestiture listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") remained level with the prior year.

    The 25.3% increase in operating income and the slight decrease in operating margins in fiscal 2001 compared to fiscal 2000 was primarily due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment, partially offset by a decrease in operating income due to a charge for the write-off of purchased in-process research and development in fiscal 2001.

    Operating income and margins for fiscal 2001 include net restructuring and other unusual charges of $56.7 million primarily related to the closure of several manufacturing plants. Included within the $56.7 million are charges of $72.3 million, of which charges of $35.0 million for the write-up of inventory under purchase accounting and inventory write-downs of $9.0 million are included in cost of sales, partially offset by credits of $15.6 million related to the merger with U.S. Surgical. Operating income and margins also include a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges of $15.4 million for the impairment of property, plant and equipment related to the closure of the manufacturing plants.

    Operating income and margins for fiscal 2000 includes charges of $99.0 million for the impairment of property, plant and equipment and net merger, restructuring and other unusual credits of $10.9 million. Included within the $10.9 million are net credits of $17.3 million primarily related to exiting U.S. Surgical's interventional cardiology business, partially offset by charges of $6.4 million included in cost of sales related to the write-down of inventory.

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                              FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                              -----------   -----------   -----------
Revenue from product sales..................................   $4,055.5      $3,603.1      $3,487.2
Service revenue.............................................      645.2         576.3         450.7
                                                               --------      --------      --------
Net revenues................................................   $4,700.7      $4,179.4      $3,937.9
                                                               ========      ========      ========
Operating income............................................   $  270.9      $  755.8      $  746.9
Operating margins...........................................        5.8%         18.1%         19.0%

Restructuring and other unusual charges.....................   $   44.6      $   47.6      $     --
Inventory charges...........................................        6.2           9.7            --
Impairment of long-lived assets.............................        9.5           3.4            --
Goodwill impairment.........................................      319.2            --            --
                                                               --------      --------      --------
Total charges included in operating income..................   $  379.5      $   60.7      $     --
                                                               ========      ========      ========

    Net revenues increased 12.5% in fiscal 2002 over fiscal 2001 including a 12.6% increase in product revenue and a 12.0% increase in service revenue, primarily as a result of acquisitions and, to a much lesser extent, increased revenues at Tyco Flow Control, which was largely due to increased demand of industrial valve and control and thermal control products. However, offsetting this increase in demand of valve and control products was the decline in general economic conditions, as well as a slow-down in the commercial contruction market. Acquisitions included Pyrotenax in March 2001, IMI Bailey Birkett in June 2001, Century Tube Corporation in October 2001, Water & Power Technologies in November 2001, and Clean Air Systems in February 2002. Excluding the
$9.2 million decrease from foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment were level with the prior year. We expect revenues for the next fiscal year to increase primarily as a result of increased sales prices (due to increased raw material costs) and expected improved market conditions at Tyco Infrastructure Services. Furthermore, we expect sales volume at Tyco Fire and Building Products to show some signs of recovery in the commercial construction markets during the latter half of fiscal 2003.

    The 64.2% decrease in operating income and the decrease in operating margins in fiscal 2002 over fiscal 2001 was primarily due to goodwill impairment charges in addition to the impact of lower margins at Tyco Electrical & Metal Products and Tyco Flow Control, decreased royalty and licensing fee income from divested businesses and reduced market activity due to continued softness in demand and worldwide competitive pressures. This overall decrease was slightly offset by the results of acquisitions and by savings realized from cost-cutting initiatives at Tyco Flow Control. We expect operating income to increase in 2003 primarily as a result of increased selling prices and reduced operating cost as well as lower expected charges. However, we expect margins to remain level with fiscal 2002.

    Operating income and margins for fiscal 2002 reflect restructuring and other unusual charges of $50.8 million, of which inventory write-downs of $6.2 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business and charges of $9.5 million for the impairment of property, plant and equipment associated with the closure of facilities. Also included are goodwill impairment charges of $319.2 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" below.

    The following table provides additional information about the fiscal 2002 restructuring and other unusual charges related to the Engineered Products and Services segment:

                                                                             INVENTORY-
                                                    SEVERANCE   FACILITIES    RELATED      OTHER      TOTAL
                                                    ---------   ----------   ----------   --------   --------
Fiscal 2002 charges...............................   $ 35.7        $ 4.1        $ 6.2      $ 4.8      $ 50.8
Fiscal 2002 utilization...........................    (27.7)        (1.5)        (6.2)      (4.0)      (39.4)
                                                     ------        -----        -----      -----      ------
Balance at September 30, 2002.....................   $  8.0        $ 2.6        $  --      $ 0.8      $ 11.4
                                                     ======        =====        =====      =====      ======

    As a result of the charges recorded within the Engineered Products and Services segment during fiscal 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $45 million (approximately $43 million cash and $2 million non-cash) on an annualized basis, of which $35 million relates to cost of sales and $10 million to selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

    Net revenues increased 6.1% in fiscal 2001 over fiscal 2000 including a 3.3% increase in product revenue and a 27.9% increase in service revenue as a result of acquisitions. Acquisitions included Kitamura Valve Co. in January 2000, Flow Control Technologies in February 2000, Tracer in August 2000, Pyrotenax in
March 2001, and IMI in June 2001. Excluding the $148.3 million decrease in foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues for the segment decreased 2.6%.

    Operating income for fiscal 2001 was level as compared to fiscal 2000 due to acquisitions and, to a lesser extent, improved margins at both Tyco Flow Control and Tyco Infrastructure offset by net restructuring and other unusual charges and decreased operating income and margins at Allied Tube and Conduit resulting from higher raw material prices. Operating margins decreased due to net restructuring and other unusual charges in fiscal 2001 and decreased margins at Allied Tube and Conduit partially offset by improved margins at both Tyco Flow Control and Tyco Infrastructure.

    Operating income and margins for fiscal 2001 include restructuring and other unusual charges of $57.3 million, of which inventory write-downs of $9.7 million are included in cost of sales, and charges for the impairment of property, plant and equipment of $3.4 million, primarily related to the closure of facilities.

CORPORATE ITEMS

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for fiscal 2002 compared to fiscal 2001 was an increase in revenues of approximately $0.9 million and a decrease in operating income of approximately $48.2 million. The effect of changes in foreign exchange rates for fiscal 2001 compared to fiscal 2000 was a decrease in revenues of approximately $1,053.6 million and a decrease in operating income of approximately $199.5 million.

CORPORATE EXPENSES

    Corporate expenses were $196.2 million in fiscal 2002. This amount excludes net unusual and impairment charges of $213.1 million primarily related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, costs incurred to date for the internal investigation, and severance associated with certain corporate employees. In addition, corporate expenses for fiscal 2002 exclude charges relating to prior years of $222.0 million. Corporate expenses were $197.2 million in fiscal 2001, excluding an unusual credit of $163.4 million, primarily for the settlement of litigation in fiscal 2001, as compared to $187.4 million in fiscal 2000. Corporate expenses were level in fiscal 2002 as compared to fiscal 2001 due to an overall decrease in compensation expense and lower than expected advertising costs and expenses for charitable giving; offset by increased insurance costs, legal and accounting fees, and other costs associated with the business disruptions that began during the second quarter of fiscal 2002. The increase from fiscal 2000 was due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations. The total costs incurred for the internal investigation were $9.1 million in fiscal 2002. An additional expense of approximately $40 million is estimated to conclude this process in 2003.

AMORTIZATION OF GOODWILL

    Amortization of goodwill was $537.4 million and $344.4 million in fiscal 2001 and 2000, respectively. In accordance with recently adopted accounting rule changes, goodwill is no longer amortized beginning with our fiscal 2002 year. See GOODWILL AND OTHER INTANGIBLES within Note 1 to our Consolidated Financial Statements for a discussion of these accounting rule changes.

OTHER (EXPENSE) INCOME

    Fiscal 2002 includes other income from the early retirement of debt totaling $30.6 million, as compared to losses from the early retirement of debt totaling $26.3 million and $0.3 million for fiscal 2001 and 2000, respectively.

    During fiscal 2002, the Company recognized a $270.8 million loss on equity investments, primarily related to its investments in FLAG Telecom Holdings Ltd. and other telecommunications companies when it became evident that the declines in the fair value of FLAG and other investments were other than temporary. During fiscal 2001, the Company recognized a $133.8 million loss on equity investments, primarily related to its investment in 360Networks when it became evident that the declines in the fair value of the investments were other than temporary.

    During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Specialty Products and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $7.2 million (excluding a previous charge of $125.3 million for impairment associated with these assets which were held for sale). In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, as well as $60.7 million of special, non-recurring bonuses paid to key employees.

INTEREST EXPENSE, NET

    Interest expense, net, increased $183.2 million to $959.7 million in fiscal 2002, as compared to fiscal 2001, and increased $6.9 million to $776.5 million in fiscal 2001, as compared to fiscal 2000. The increase in fiscal 2002 as compared to fiscal 2001 was due to a higher average debt balance for the year, which more than offset the decrease in our weighted-average interest rate during fiscal 2002. The weighted-average rates of interest on our long-term debt outstanding during fiscal 2002 and 2001 were 4.5% and 4.8%, respectively. Our weighted-average rate during fiscal 2002 decreased due to the general decline in market rates; however, this decline was partially offset by an increase in the spreads over market rates at which we were able to borrow due to the credit downgrades that began in February 2002. The increase in fiscal 2001 was due primarily to a higher average debt balance, resulting from borrowings to finance acquisitions and our share repurchase program, offset by lower interest rates during fiscal 2001.

INCOME TAX EXPENSE

    Our effective income tax rate was (9.2%), 22.3% and 29.8% during fiscal 2002, 2001 and 2000, respectively. The decrease in the tax rate from fiscal 2001 to fiscal 2002 was primarily due to the non-recognition of tax benefits on significant impairment charges. Also, there are minimal tax benefits due to a combination of having expenses in low taxing jurisdictions, the establishment of valuation allowances and the non-deductibility of the charges. The effective income tax rate, excluding the impact of purchased in-process research and development, restructuring and other unusual (charges) credits, charges for the impairment of long-lived assets, net gain on the sale of businesses and investments, net gain on the sale of common shares of a subsidiary and accounting change, was 22.0% during fiscal 2002, as compared to 21.2% in fiscal 2001 and 24.8% in fiscal 2000. The increase in the effective income tax rate from 21.2% during fiscal 2001 to 22.0% during fiscal 2002 was primarily due to lower earnings in tax jurisdictions with lower income tax rates as well as lower benefits from interest deductions, offset by goodwill (which was not deductible for tax purposes) no longer being amortized and other favorable tax adjustments, mainly related to settling certain tax audits during the year. The decrease in the effective income tax rate during fiscal 2001 as compared to fiscal 2000 was primarily due to higher earnings in tax jurisdictions with lower income tax rates. We expect that our effective income tax rate will increase to a percentage in the high twenties in fiscal 2003 due to the full year impact of lower benefits from interest deductions, and no favorable tax adjustments as in the prior year. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax benefits, primarily tax loss carryforwards (see Note 10 to our Consolidated Financial Statements). We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our balance sheet.

    The Company and its subsidiaries' income tax returns are routinely examined by various regulatory tax authorities. In connection with such examinations, certain tax authorities have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting such proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these tax accrued amounts. Management believes that ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

    Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, or the investments are essentially permanent in duration. A liability could arise if amounts were distributed by their subsidiaries or if their subsidiaries were disposed. It is not practicable to estimate the additional taxes related to the permanently reinvested earnings or the basis differences related to investments in subsidiaries.

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

    The impact of SAB 101 on net revenues in fiscal 2001 was a net decrease of $241.1 million, reflecting the deferral of $520.5 million of fiscal 2001 revenues, partially offset by the recognition of $279.4 million of revenue that is included in the cumulative effect adjustment as of the beginning of the fiscal year.

    We recorded a cumulative effect adjustment, a $29.7 million loss, net of tax, in fiscal 2001 in accordance with the transition provisions of SFAS
No. 133.

CRITICAL ACCOUNTING POLICIES

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

    LONG-LIVED ASSETS--Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, the TGN and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We carry long-lived assets at the lower of cost or fair value. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may be overstated or understated.

    We wrote-off a significant portion of the TGN during fiscal 2002, and management continues to monitor developments in the fiberoptic capacity markets. It is possible that the assumptions underlying the impairment analysis will change in such a manner that a further impairment in value may occur in the future. In addition, we may experience additional TGN impairments if the downturn in the telecommunications industry continues.

    The determination of the depreciable lives of subscriber systems included in property, plant and equipment, and the amortizable lives of customer contracts and related customer relationships included in intangible assets, are primarily based on historical attrition rates, third party lifing studies and the useful life of the underlying tangible asset. The realizable value and remaining useful lives of these assets could be impacted by changes in customer attrition rates.

    GOODWILL--Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," for all of Tyco and its subsidiaries.

    Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. However, during the quarter ended March 31, 2002, circumstances developed that indicated a potential impairment in the value of goodwill with respect to Tyco Telecommunications, a reporting unit within the Electronics segment, and our Tyco Capital segment.

    During the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,181.4 million related to the impairment of the TGN, as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the TGN impairment charge, see Note 6 to the Consolidated Financial Statements. Since the TGN represented a significant asset group within the Tyco Telecommunications reporting unit, an updated goodwill valuation was completed as of March 31, 2002 for that reporting unit. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Tyco Telecommunications reporting unit's goodwill at that date.

    During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to our reporting units. We experienced disruptions to our business surrounding the termination of our previously announced break-up plan, the resignation of our chief executive officer, further downgrades in our credit ratings and an additional decline in our market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at our corporate offices and negative publicity, as evidenced by the decline in our total market capitalization. This resulted in an estimated goodwill impairment on continuing operations of $844.4 million, $607.7 million relating to Tyco Telecommunications and $236.7 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment.

    During the quarter ended September 30, 2002, step two analyses, as prescribed by SFAS 142 where the book value exceeds the estimated fair value of the individual assets and liabilities of a reporting unit, were completed for the Tyco Telecommunications reporting unit and Tyco Infrastructure reporting unit. This resulted in an incremental goodwill impairment on continuing operations of $162.0 million, $79.5 million relating Tyco Telecommunications and $82.5 million relating to Tyco Infrastructure.

    During the quarter ended September 30, 2002, circumstances associated with the restructuring charges related to the Tyco Telecommunications reporting unit indicated potential further impairment of the value of goodwill of this reporting unit. An updated valuation using an income approach based on the present value of future cash flows was completed as of September 30, 2002. The valuation resulted in an additional estimated goodwill impairment on continuing operations of $337.3 million.

    During fiscal 2002, we curtailed, and in certain end markets terminated, the ADT authorized dealer program. Due to a decrease in projected purchases of customer contracts through the authorized dealer program, an updated valuation using an income approach based on the present value of future cash flows as of September 30, 2002 was performed for the Security Services reporting unit. The valuation results indicated that the fair value of the reporting unit exceeded the book value of the reporting unit.

    Further disruptions to our business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, continued downgrades in our credit ratings, and additional market capitalization declines may result in our having to perform another SFAS 142 first step valuation analysis for all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future. We have elected to make July 1 the annual assessment date for all reporting units.

    For information regarding the impairment of goodwill relating to Tyco Capital, see "Discontinued Operations of Tyco Capital (CIT Group Inc.)" below.

    REVENUE RECOGNITION--Contract sales for the installation of fire protection systems, large security intruder systems, underwater cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenues and profits for the period may be overstated or understated.

    INCOME TAXES--Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year. Management uses judgement in estimating what the income will be for the year. Since judgement is involved, there is risk that the tax rate may significantly increase or decrease in any period.

DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On April 25, 2002 the Company announced its plan to divest Tyco Capital potentially through an IPO of all of CIT's outstanding shares. In June 2002, management and the Company's Board of Directors approved the sale of common shares of CIT in an IPO establishing a measurement date for discontinued operations. Accordingly, the results of Tyco Capital are presented as discontinued operations for all periods. Prior year amounts include Tyco Capital's operating results after June 1, 2001, the date of acquisition of CIT by Tyco. The sale of 100% of CIT's common shares through an IPO was completed on July 8, 2002.

    The following table presents summary balance sheet information for the discontinued operations of Tyco Capital at September 30, 2001 ($ in millions):

                                                              SEPTEMBER 30,
                                                                   2001
                                                              --------------
Cash........................................................     $   808.0
Finance receivables, net....................................      31,386.5
Property, plant and equipment (including equipment leased to
  others), net..............................................       6,503.6
Goodwill, net...............................................       6,547.5
Other assets................................................       5,844.5
                                                                 ---------
  Total assets..............................................     $51,090.1
                                                                 =========
Loans payable and current maturities of long-term debt......     $17,050.6
Accrued expenses and other liabilities......................       4,534.4
Long-term debt..............................................      18,647.1
                                                                 ---------
  Total liabilities.........................................      40,232.1
Mandatorily redeemable preferred securities.................         260.0
  Total shareholder's equity................................      10,598.0
                                                                 ---------
  Total liabilities and shareholder's equity................     $51,090.1
                                                                 =========

    Operating results from the discontinued operations of Tyco Capital through July 8, 2002 were as follows ($ in millions):

                                                              FOR THE PERIOD      FOR THE PERIOD
                                                                OCTOBER 1,       JUNE 2 (DATE OF
                                                               2001 THROUGH    ACQUISITION) THROUGH
                                                               JULY 8, 2002     SEPTEMBER 30, 2001
                                                              --------------   --------------------
Finance income..............................................    $ 3,327.6            $ 1,676.5
Interest expense............................................      1,091.5                597.1
                                                                ---------            ---------
Net finance income..........................................      2,236.1              1,079.4
Depreciation on operating lease equipment...................        944.4                448.6
                                                                ---------            ---------
Net finance margin..........................................      1,291.7                630.8
Provision for credit losses.................................        665.6                116.1
                                                                ---------            ---------
Net finance margin, after provision for credit losses.......        626.1                514.7
Other income................................................        741.1                335.1
                                                                ---------            ---------
Operating margin............................................      1,367.2                849.8
                                                                ---------            ---------
Selling, general, administrative and other costs and
  expenses..................................................        687.8                398.7
Goodwill impairment.........................................      6,638.1                   --
                                                                ---------            ---------
Operating expenses..........................................      7,325.9                398.7
                                                                ---------            ---------
(Loss) income before income taxes and minority interest.....     (5,958.7)               451.1
Income taxes................................................       (316.1)              (195.0)
Minority interest...........................................         (7.7)                (3.6)
                                                                ---------            ---------
(Loss) income from discontinued operations..................    $(6,282.5)           $   252.5
                                                                =========            =========

Average earning assets ("AEA")(1)...........................    $36,269.0            $39,159.2
Net finance margin as a percent of AEA (annualized).........         4.75%                4.83%

------------------------------

(1) Average earning assets is the average of finance receivables, operating lease equipment, finance receivables held for sale and certain investments, less credit balances of factoring clients.

    Tyco Capital's revenues were $4,068.7 million for the period October 1, 2001 through July 8, 2002, consisting of finance income of $3,327.6 million and other income of $741.1 million. Tyco Capital's revenues for the period June 2 through September 30, 2001 were $2,011.6 million, consisting of finance income of $1,676.5 million and other income of $335.1 million. As a percentage of AEA, finance income was 11.9% and 12.8% for the period October 1, 2001 through July 8, 2002 and for the period June 2 through September 30, 2001, respectively. For the period October 1, 2001 through July 8, 2002, Tyco Capital's loss before income taxes and minority interest was $5,958.7 million. For the period June 2 through September 30, 2001, Tyco Capital's income before income taxes and minority interest was $451.1 million.

    Interest expense totaled $1,091.5 million and $597.1 million for the period October 1, 2001 through July 8, 2002 and for the period June 2 through September 30, 2001, respectively. As a percentage of AEA, interest expense was 3.9% and 4.6% for the period October 1, 2001 through July 8, 2002 and for the period June 2 through September 30, 2001, respectively.

    Other income for Tyco Capital was $741.1 million and $335.1 million for the period October 1, 2001 through July 8, 2002 and for the period June 2 through September 30, 2001 respectively, as set forth in the following table ($ in millions):

                                                              FOR THE PERIOD      FOR THE PERIOD
                                                                OCTOBER 1,       JUNE 2 (DATE OF
                                                               2001 THROUGH    ACQUISITION) THROUGH
                                                               JULY 8, 2002     SEPTEMBER 30, 2001
                                                              --------------   --------------------
Fees and other income.......................................      $496.6              $212.3
Factoring commissions.......................................       117.8                50.7
Gains on securitizations....................................       119.8                59.0
Gains on sales of leasing equipment.........................        11.0                14.2
Losses on venture capital investments.......................        (4.1)               (1.1)
                                                                  ------              ------
Total.......................................................      $741.1              $335.1
                                                                  ======              ======

    Included in fees and other income are miscellaneous fees, syndication fees and gains from receivable sales.

    During the period October 1, 2001 through July 8, 2002, Tyco Capital recorded charges of $355.0 million relating primarily to a weakness in the competitive local exchange carrier industry included within its telecommunications portfolio and the economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. These charges have been included in the provision for credit losses. The provision for credit losses was $665.6 million, or 2.4% of AEA, and $116.1 million, or 0.9% of AEA for the period October 1, 2001 through July 8, 2002 and the period June 2 through September 30, 2001, respectively. Financing and leasing portfolio assets totaled $40.7 billion at September 30, 2001, while managed assets totaled $50.9 billion at September 30, 2001. Managed assets include finance receivables, operating lease equipment, finance receivables held for sale, certain investments, and finance receivables previously securitized and still managed by Tyco Capital. The reduced asset levels reflect the sale and liquidation of under-performing assets in industries expected to continue to have low margins coupled with lower origination volumes due to the soft economic environment and funding constraints arising from Tyco Capital's increased costs of borrowing.

    During the quarter ended March 31, 2002, we experienced disruptions to our business surrounding our announced break-up plan, a downgrade in our credit ratings, and a significant decline in our market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. Further, market-based information used in connection with our preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, we performed a SFAS 142 first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that time.

    Management's objective in performing the SFAS 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, we recorded a $4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

    SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires that we estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. We completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in a goodwill impairment of $1,867.0 million, which is also included in discontinued operations as of June 30, 2002. We also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to fair value for a total CIT goodwill impairment charge of $2,125.4 million for the quarter ended June 30, 2002. This write-down was based upon net IPO proceeds of approximately $4.4 billion, after deducting estimated out of pocket expenses, and is included in the $6,282.5 million loss from discontinued operations. During the fourth quarter of fiscal 2002, Tyco recorded a loss on the sale of Tyco Capital of $58.8 million.

                        LIQUIDITY AND CAPITAL RESOURCES

    The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in fiscal 2002, fiscal 2001 and fiscal 2000. We refer to the net amount of cash generated from operating activities, less capital expenditures, dividends and increases or decreases associated with the sale of accounts receivable program, as "free cash flow." Management believes operating cash flow and free cash flow are important measures of operating performance. However, free cash flow as determined below is not a measure of financial performance under GAAP, should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies.

                                                              FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                              -----------   -----------   -----------
                                                                          ($ IN MILLIONS)
Operating income from continuing operations.................   $(1,579.0)    $ 6,186.8     $ 5,474.4
Non-cash restructuring and other unusual charges, net.......       851.5         145.2         (84.2)
Charges for the impairment of long-lived assets.............     3,489.5         120.1          99.0
Goodwill impairment.........................................     1,343.7            --            --
Write-off of purchased in-process research and
  development...............................................        17.8         184.3            --
Charges related to prior years (see Note 1).................       222.0            --            --
Depreciation and amortization(1)............................     2,032.9       1,603.2       1,300.0
Net (decrease) increase in deferred income taxes............      (535.6)        219.0         507.8
Provision for losses on accounts receivable and inventory...       493.9         593.5         354.3
Less:
  Net decrease (increase) in working capital, excluding
    current maturities of debt(2)...........................       873.8        (956.6)       (164.9)
  Expenditures relating to restructuring and other unusual
    charges(3)..............................................      (556.8)       (215.5)       (155.2)
  (Decrease in) proceeds under sale of accounts receivable
    program.................................................       (56.4)        490.6         100.0
  Interest expense, net.....................................      (959.7)       (776.5)       (769.6)
  Income tax expense........................................      (257.7)     (1,275.7)     (1,925.9)
  Other, net................................................       315.6         607.1         539.3
                                                               ---------     ---------     ---------
Cash flow from operating activities from continuing
  operations................................................     5,695.5       6,925.5       5,275.0
Less:
  Capital expenditures(4)...................................    (1,708.7)     (1,797.5)     (1,703.8)
  Dividends paid............................................      (100.3)        (90.0)        (86.2)
  Decreases in (proceeds received) under the sale of
    accounts receivable programs............................        56.4        (490.6)       (100.0)
  Construction of Tyco Global Network.......................    (1,146.0)     (2,247.7)       (111.1)
                                                               ---------     ---------     ---------
Free cash flow(5)...........................................   $ 2,796.9     $ 2,299.7     $ 3,273.9
                                                               =========     =========     =========

------------------------------

(1) This amount is the sum of depreciation of tangible property
    ($1,465.5 million, $1,243.1 million and $1,095.0 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively) and amortization of intangible assets other than goodwill ($567.4 million, $360.1 million and $205.0 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively).

(2) This amount excludes cash paid out for restructuring and other unusual charges.

(3) This amount is cash paid out for restructuring and other unusual charges.

(4) This amount is net of proceeds of $29.5 million, $427.7 million and $172.0 million received in sale-leaseback transactions for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. It is also net of proceeds of $166.2 million, $62.0 million and $61.6 million received in sale/disposition of property, plant and equipment in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

(5) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $624.1 million, $894.4 million and $544.2 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

    The following table shows cash flow from operating activities and free cash flow by segment for fiscal 2002 ($ in millions).

                              FIRE AND                  HEALTHCARE      ENGINEERED
                              SECURITY                 AND SPECIALTY   PRODUCTS AND
                              SERVICES   ELECTRONICS     PRODUCTS        SERVICES     CORPORATE     TOTAL
                              --------   -----------   -------------   ------------   ---------   ---------
Operating income from
  continuing operations.....  $1,077.6    $(4,222.4)     $1,926.2         $270.9      $  (631.3)  $(1,579.0)
Non-cash restructuring and
  other unusual charges,
  net.......................      20.2        787.5           2.9            9.5           31.4       851.5
Charges for the impairment
  of long-lived assets......     217.0      3,113.7         130.4            9.5           18.9     3,489.5
Goodwill impairment.........        --      1,024.5            --          319.2             --     1,343.7
Write-off of purchased in-
  process research and
  development...............      17.8           --            --             --             --        17.8
Charges related to prior
  years (see Note 1)........        --           --            --             --          222.0       222.0
Depreciation................     570.5        479.3         279.6          123.8           12.3     1,465.5
Intangible assets
  amortization..............     413.5         67.2          83.2            3.5             --       567.4
                              --------    ---------      --------         ------      ---------   ---------
Depreciation and
  amortization..............     984.0        546.5         362.8          127.3           12.3     2,032.9
Deferred income taxes.......        --           --            --             --         (535.6)     (535.6)
Provision for losses on
  accounts receivable and
  inventory.................     196.3        104.4         139.1           54.1             --       493.9
Net decrease (increase) in
  working capital and
  other(1)..................    (255.1)       863.9         134.9           19.2          426.5     1,189.4
Expenditures relating to
  restructuring and other
  unusual charges...........     (48.3)      (312.5)        (38.1)         (47.7)        (110.2)     (556.8)
(Decrease in) proceeds under
  sale of accounts
  receivable program........     (17.4)       (89.2)         (4.0)            --           54.2       (56.4)
Interest expense, net.......        --           --            --             --         (959.7)     (959.7)
Income tax expense..........        --           --            --             --         (257.7)     (257.7)
                              --------    ---------      --------         ------      ---------   ---------
Cash flow from operating
  activities from continuing
  operations................   2,192.1      1,816.4       2,654.2          762.0       (1,729.2)    5,695.5
Capital expenditures........    (850.3)      (451.9)       (304.8)         (78.7)         (23.0)   (1,708.7)
Dividends paid..............        --           --            --             --         (100.3)     (100.3)
Sale of accounts receivable
  program elimination.......      17.4         89.2           4.0             --          (54.2)       56.4
Construction of Tyco Global
  Network...................        --     (1,146.0)           --             --             --    (1,146.0)
                              --------    ---------      --------         ------      ---------   ---------
Free Cash Flow..............  $1,359.2    $   307.7      $2,353.4         $683.3      $(1,906.7)  $ 2,796.9
                              ========    =========      ========         ======      =========   =========

------------------------------

(1) These amounts exclude cash paid out for restructuring and other unusual charges.

    The net change in total working capital, net of the effects of acquisitions and divestitures, was a decrease of $377.6 million in fiscal 2002, including cash paid out for restructuring and other unusual charges of $556.8 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. The significant changes in working capital included a $1,014.5 million decrease in accounts receivable due primarily to the collection on contracts within Tyco Telecommunications and, to a lesser extent, an overall decrease within the electronics segment as a result of lower sales. In addition, accounts payable decreased $833.7 million primarily as a result of a decrease within Tyco Telecommunications due to the general downturn in the industry, as well as, an overall decrease across all of our business segments due to lower purchasing volume as a result of the decline in sales, and the effect of vendors demanding earlier payments as a result of liquidity concerns. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

    During fiscal 2002, we decreased our participation in our sale of accounts receivable program by $56.4 million.

    During fiscal 2002, 2001 and 2000 we paid out $624.1 million, $894.4 million and $544.2 million, respectively, in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" in the Consolidated Statements of Cash Flows.

    Reserves for restructuring and other unusual items are taken as a charge against current earnings at the time the reserves are established. Amounts expended for restructuring and other unusual costs are charged against the reserves as they are paid out. If the amount of the reserves proves to be greater than the costs actually incurred, any excess is credited against restructuring and other unusual charges in the Consolidated Statement of Operations in the period in which that determination is made.

    During fiscal 2002, we recorded net restructuring and other unusual charges of $1,954.3 million, of which charges of $635.4 million are included in cost of sales, related primarily to the write-down of inventory and the closure of facilities within the Electronics segment. At September 30, 2001, there existed reserves for restructuring and other unusual charges of $340.2 million. During fiscal 2002, we paid out $556.8 million in cash and incurred $381.8 million in non-cash charges. At September 30, 2002, there remained $1,355.9 million of reserves for restructuring and other unusual charges on our Consolidated Balance Sheet, of which $1,095.5 million is included in accrued expenses and other current liabilities and $260.4 million is included in other long-term liabilities.

    In April 2002, we terminated our previously announced plan to separate into four independent, publicly traded companies. In addition, we announced that we planned to divest of Tyco Capital through an initial public offering ("IPO") of all of the outstanding shares of CIT Group Inc., which was completed on July 8, 2002.

    During fiscal 2002, we purchased businesses for $3,750.5 million and customer contracts for electronic security services for $1,401.0 million. The aggregate cost of $5,151.5 million consists of $3,084.8 million paid in cash, net of $158.0 million of cash acquired, $1,918.8 million paid in the form of Tyco common shares, and assumed stock options and pre-existing put option rights with a fair value of $147.9 million ($102.6 million of put option rights have been paid in cash). Also during fiscal 2002, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Fair value of debt of acquired companies aggregated $799.1 million.

    At the beginning of fiscal 2002, purchase accounting reserves were $702.1 million as a result of purchase accounting transactions made in prior years. In connection with fiscal 2002 acquisitions, we established purchase accounting reserves of $194.6 million for transaction and integration costs. In addition, purchase accounting liabilities of $339.4 million and a corresponding increase to goodwill and deferred tax assets were recorded during fiscal 2002 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Microser S.L., DAAG, Edison and SecurityLink, all acquired during fiscal 2001. Also, during fiscal 2002, we reclassified $32.7 million of fair value adjustments related to the write-down of assets for prior year acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. During fiscal 2002, we paid out $474.8 million in cash for purchase accounting liabilities related to current and prior years' acquisitions and incurred $0.2 million in non-cash charges. In addition, we paid out $149.3 million relating to holdback/earn-out liabilities primarily related to certain prior period acquisitions (including $2.3 million relating to earn-out liabilities) against the reserves established during and prior to fiscal 2002. In addition, during fiscal 2002, we assumed pre-existing put option rights of $105.9 million, of which $102.6 million has been paid in cash. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in fiscal 2002, we determined that $189.4 million of purchase accounting reserves related to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At September 30, 2002, there remained $539.0 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $324.1 million is included in accrued expenses and other current liabilities and $214.9 million is included in other long-term liabilities. In addition, $268.2 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $124.5 million are included in accrued expenses and other current liabilities and $143.7 million are included in other long-term liabilities.

    As required by SFAS 142, all business combinations completed in fiscal 2002 were accounted for under the purchase accounting method. At the time each purchase acquisition is made, we recorded transaction costs and the costs of integrating the purchased company within the relevant Tyco business segment. The amounts of such reserves established in fiscal 2002 are detailed in Note 2 to the Consolidated Financial Statements. These amounts are not charged against current earnings but are treated as additional purchase price consideration and have the effect of increasing the amount of goodwill recorded in connection with the respective acquisition. We view these costs as the equivalent of additional purchase price consideration when we consider making an acquisition. If the amount of the reserves proves to be in excess of costs actually incurred, any excess is used to reduce the goodwill account that was established at the time the acquisition was made. Any shortfall will be recorded in earnings.

    During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Specialty Products and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $7.2 million (excluding a previous charge of $125.3 million for impairment associated with these assets which were held for sale).

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

    The following details the fiscal 2002 capital expenditures, net, and depreciation by segment ($ in millions):

                                                         CAPITAL
                                                    EXPENDITURES, NET   DEPRECIATION
                                                    -----------------   ------------
Fire and Security Services........................       $  850.3         $  570.5
Electronics.......................................        1,597.9(1)         479.3
Healthcare and Specialty Products.................          304.8            279.6
Engineered Products and Services..................           78.7            123.8
Corporate.........................................           23.0             12.3
                                                         --------         --------
                                                         $2,854.7(2)      $1,465.5
                                                         ========         ========

------------------------------

(1) Includes $1,146.0 million in spending for construction of the TGN.

(2) Net of $29.5 million received in sale-leaseback transactions and $166.5 million of proceeds received on sale of property, plant and equipment.

    We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures for the Fire and Security Services segment significantly exceeded, and is expected to continue to exceed, depreciation due to growth in the number of new security system installations. During fiscal 2002, we spent $1,146.0 million on construction of the TGN. Construction of the TGN was substantially completed during fiscal 2002. Consequently, the level of capital expenditures in the Electronics segment is expected to decrease significantly in fiscal 2003. The level of capital expenditures in the other segments should not exceed depreciation in fiscal 2003 and approximate the level of spending in fiscal 2002.

    The provision for income taxes relating to continuing operations in the Consolidated Statement of Operations for fiscal 2002 was $257.7 million, and the amount of income taxes paid (net of refunds) during the year was $368.1 million. The difference is due to timing differences, as well as the tax benefits related to the exercise of share options. The current income tax liability at September 30, 2002 was $2,218.9 million, as compared to $1,845.0 million at September 30, 2001.

    During fiscal 2002, we received proceeds of $185.7 million from the exercise of common share options and used $789.2 million of cash to repurchase our own common shares. Other than to satisfy the pre-existing put option rights associated with the acquisition of Sensormatic, we ceased repurchasing our common shares and will not consider implementing future repurchases until our short-term debt levels are significantly reduced.

CAPITALIZATION

    Shareholders' equity was $24,790.6 million, or $12.42 per share, at September 30, 2002, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The decrease in shareholders' equity was due primarily to a net loss of $9,411.7 million and the repurchase of our common shares discussed above. This decrease was partially offset by the following: (i) the issuance of approximately 47.8 million common shares valued at $1,918.8 million for the acquisition of Sensormatic, (ii) the conversion of TyCom shares not already owned by Tyco into 17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom, (iii) $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt, (iv) the issuance of 44,139 common shares valued at $2.3 million related to an earn-out payment, and (iv) $42.0 million for the fair value of options assumed.

    Tangible shareholders' deficit was $7,865.2 million at September 30, 2002 and tangible shareholders' equity was $2,996.5 million at September 30, 2001. Goodwill and other intangible assets were $32,655.8 million at September 30, 2002, compared to $28,740.9 million at September 30, 2001. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

    Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 49% at September 30, 2002 and 41% at September 30, 2001. Some of our debt agreements, including our bank credit agreements, contain covenants that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had $6.2 billion of cash and cash equivalents as of September 30, 2002. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 42% at September 30, 2002 and 39% at September 30, 2001.

    The source of the cash used for acquisitions in fiscal 2002 was primarily proceeds from the issuance of debt. At September 30, 2002, total debt was $24,205.8 million, as compared to total debt relating to continuing operations of $21,619.0 million at September 30, 2001. This increase resulted principally from net proceeds of approximately $1,726.6 million from the sale of notes under TIG's European Medium Term Note Programme and $1,487.8 million from the sale of notes due 2011. For a full discussion of debt activity, see Note 18 to the Consolidated Financial Statements. Our cash balance increased to $6,186.8 million at September 30, 2002, as compared to cash relating to continuing operations of $1,779.2 million at September 30, 2001.

    The following summarizes Tyco's change in net debt for fiscal 2002 ($ in millions):

Total debt at September 30, 2001........................             $21,619.0
Less: cash and cash equivalents at September 30, 2001...              (1,779.2)
                                                                     ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2001..................              19,839.8
Less the following:
Operating cash flow from continuing operations..........   5,695.5
Purchase of property, plant and equipment...............  (1,708.7)
Dividends...............................................    (100.3)
Sales of accounts receivable program elimination........      56.4
Construction in progress--TGN...........................  (1,146.0)
                                                          --------
Free cash flow..........................................   2,796.9
Acquisition of businesses, net of cash acquired.........  (3,084.8)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...........................................    (624.1)
Net proceeds from the sale of CIT.......................   4,395.4
Proceeds from the sale of businesses....................     138.7
Proceeds from exercise of options.......................     185.7
Repurchase of common shares.............................    (789.2)
Debt of acquired companies..............................    (799.1)
Net cash payments to Tyco Capital.......................    (200.0)
Restricted cash.........................................    (196.2)
Other items.............................................      (2.5)
                                                          --------
                                                                       1,820.8
                                                                     ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2002..................              18,019.0
Plus: cash and cash equivalents at September 30, 2002...               6,186.8
                                                                     ---------
Total debt at September 30, 2002........................             $24,205.8
                                                                     =========

    In October 2001, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program. TIG has $4.5 billion available under this shelf registration statement.

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

    During the first quarter of fiscal 2002, Tyco repaid upon maturity its $300.0 million 6.5% public notes due 2001.

    In January 2002, TIG entered into a $1.5 billion bridge loan, which was fully and unconditionally guaranteed by Tyco, which had a weighted average interest rate of 3.66%. TIG repaid $645.0 million in April 2002 and the remainder in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which expires in February 2006, is fully and unconditionally guaranteed by Tyco and has a variable LIBO-based rate, which was 4.94% as of September 30, 2002.

    Also, in February 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility and exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which was 4.99% as of September 30, 2002.

    Proceeds from the bridge loan and credit facilities were used to pay off maturing commercial paper at the scheduled maturities and to provide additional available capital.

    During the fourth quarter of fiscal 2002 TIG paid off its $1.037 billion 6.875% private placement notes due 2002.

    The following table details our debt ratings at September 30, 2001, March 31, 2002 and September 30, 2002. Following the borrowings in
February 2002, Standard & Poor's and Fitch downgraded our long-term debt and commercial paper ratings, while Moody's confirmed its ratings, resulting in the ratings shown in the March 31, 2002 column in the table below. Subsequent to March 31, 2002, Moody's, Standard & Poor's and Fitch further downgraded our ratings as shown in the September 30, 2002 column in the table below primarily as a result of Tyco's revision of its plan to separate into four independent public companies, the weak economic environment of the electronics and telecommunications industries, public speculation regarding liquidity concerns at Tyco, and the resignations of our former chief executive officer, chief financial officer and chief corporate counsel.

                                AT SEPTEMBER 30, 2001      AT MARCH 31, 2002        AT SEPTEMBER 30, 2002
                               -----------------------   ----------------------   -------------------------
                               SHORT TERM   LONG TERM    SHORT TERM   LONG TERM   SHORT TERM    LONG TERM
                               ----------   ----------   ----------   ---------   ----------   ------------
Moody's......................      P2          Baa1          P2         Baa1      Not prime             Ba2
Standard & Poor's............      A1             A          A3          BBB             A3            BBB-
Fitch........................      F1             A          F2           A-              B              BB

------------------------------

(1) At September 30, 2002, Moody's differentiated the ratings between Tyco's and TIG's outstanding debt. The Moody's debt rating on Tyco's convertible debentures was downgraded to a Ba3 rating.

    THE SECURITY RATINGS SET FORTH ABOVE ARE NOT A RECOMMENDATION TO BUY, SELL OR HOLD SECURITIES AND MAY BE SUBJECT TO REVISION OR WITHDRAWAL BY THE ASSIGNING RATING ORGANIZATION. EACH RATING SHOULD BE EVALUATED INDEPENDENTLY OF ANY OTHER RATING.

    As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, TIG was required to pay $256.7 million to repurchase its Y30 billion 3.5% notes due 2030 in July 2002. In addition, the rating of below investment grade status caused the interest rate on our $400 million 7.2% notes due 2008 to increase to 8.2%, until such time that the rating by Moody's returns to investment grade. The downgrade also gave the investors in two of our accounts receivable programs the option to discontinue reinvestment in new receivables and terminate the programs. The investors did not exercise this option and one program was subsequently amended to continue reinvestment. The amount outstanding under the other program was $132.4 million at September 30, 2002.

    In June 1998, TIG issued $750.0 million 6.25% Dealer Remarketable Securities ("Drs.") due 2013. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003. If this option is exercised it would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003. If these debentures are tendered, TIG would be required to repurchase them for cash.

    The table below includes our projected cash flows through December 2003, our first quarter of fiscal 2004 ($ in millions). This table assumes that the convertible debentures described above are retired for cash.

                                        FY 2002                            FY 2003                            FY 2004
                                        --------      --------------------------------------------------      --------
FISCAL QUARTER                          Q4 ACT.       Q1 EST.       Q2 EST.       Q3 EST.       Q4 EST.       Q1 EST.
--------------                          --------      --------      --------      --------      --------      --------
BEGINNING CASH BALANCE............      $ 2,794        $6,187       $ 5,994        $  608       $   448       $    92
Free cash flow(1).................        1,301           150           700           900         1,000           150
Acquisitions, including purchase
  accounting spending.............         (431)         (300)         (275)         (275)         (275)         (250)
CIT divestiture...................        4,395            --            --            --            --            --
Other divestiture proceeds........          139            --            --            --            --            --
Other.............................         (148)           --            --            --            --            --
Net debt repayments...............       (1,863)          (43)       (5,811)(2)      (785)       (1,081)       (3,640)(3)
                                        -------        ------       -------        ------       -------       -------
ENDING CASH BALANCE...............      $ 6,187(4)     $5,994       $   608        $  448       $    92       $(3,648)
                                        =======        ======       =======        ======       =======       =======

------------------------------

(1) Fiscal 2002 free cash flow was $2.8 billion. Fiscal 2003 free cash flow is estimated to be in a range of $2.5 billion to $3.0 billion. Free cash flow for the first quarter of fiscal 2004 is estimated to be in a range of break-even to $300 million.

(2) $1.9 billion of this amount represents payment for repurchase of the zero coupon convertible bonds at the option of the holders in February 2003. We intend to negotiate a new bank credit facility to refinance a portion of the $3.9 billion outstanding under our existing facility, which expires in February 2003.

(3) This amount represents payment for repurchase of the zero coupon convertible bonds at the option of the holders in November 2003.

(4) This amount excludes approximately $196 million of short-term restricted cash and treasury bills with maturities in excess of ninety days but less than one year of approximately $94 million.

    The fiscal 2003 and 2004 free cash flow ranges reflect uncertainties as a result of our liquidity issues and general economic uncertainties. In
July 2002, we received net proceeds of $4.4 billion, after deducting estimated out of pocket expenses, from the sale of all of CIT's common shares through an initial public offering. We plan to use the net proceeds to repay short-term and long-term borrowings and for working capital and other corporate purposes.

    In November 2000, Tyco issued $4,657.5 million principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374.0 million. The debentures accrete interest at a rate of 1.5% per annum. Tyco is required to repurchase the remaining securities for cash at the option of the holders at the then accreted value in November 2003, 2005, 2007 and 2014.

    In February 2001, TIG issued $3,035.0 million principal amount at maturity of zero coupon convertible debentures due 2021 for aggregate net proceeds of $2,203.4 million. The debentures, which are guaranteed by Tyco, accrete interest at a rate of 1.5% per annum. TIG is required to repurchase the remaining securities at the option of the holders at the accreted value of approximately $1.9 billion in February 2003. TIG may elect to refinance these debentures, or repurchase them for cash or Tyco common shares or some combination thereof. If the holders of the debentures exercise their put option, the number of common shares needed to satisfy the put option in lieu of cash is the fair value of Tyco's stock, based on the stock price for a defined period of time around the settlement date. Based on Tyco's stock price as of a recent date (December 20, 2002), we would need to issue approximately 110 million common shares if all of the debentures were put back to the Company and we elected to use common shares to satisfy all of the debentures. Any shares issuable under the debentures were registered at the time of the offering. TIG may also be required to repurchase these securities for cash at the option of the holders at the then accreted value in February 2005, 2007, 2009 and 2016. During fiscal 2002 TIG repurchased $475.7 million (principal amount at maturity) of these debentures.

    As illustrated in the foregoing table and discussed above, we have significant amounts of debt which matures in fiscal 2003 as well as future periods, including, without limitation approximately $1.9 billion which matures in February 2003. In addition, we have outstanding approximately $3.9 billion under our existing credit facility which expires in February 2003. We intend to enter into a new credit facility to refinance a portion of the $3.9 billion outstanding under our existing credit facility. We believe that our cash flow from our operations, together with proceeds from the CIT IPO, is adequate to fund our operations and service our debt through the end of fiscal 2003. However, events beyond our control such as the result of ongoing litigation and governmental investigations, a decrease in demand for our products and services, further debt rating downgrades or deterioration in our financial ratios could negatively impact our accessibility to financing and cost of funds. In addition to negotiating a new bank credit facility, we believe there are a number of financing alternatives which could be available to meet the projected cash deficit in the first quarter of fiscal 2004, including refinancing maturing debt, raising funds through the sale of non-core businesses, raising capital through new debt, and/or equity issuances. In calendar year 2003, total maturities and potential puts of convertible debentures amounts to approximately $11.3 billion.

    Our zero coupon convertible debentures due 2020 and zero coupon convertible debentures due 2021 may be converted into Tyco common shares at the option of the holders if any one of the following conditions is satisfied for the relevant debentures:

    - if the closing sale price of Tyco common shares for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender is more than 110% of the accreted conversion price per common share of the relevant debentures on that preceding trading day;

    - if the Company has called the relevant debentures for redemption after a certain date; and

    - upon the occurrence of specified corporate transactions, such as if Tyco makes a significant distribution to its shareholders or if it is a party to specific consolidations, mergers or binding share exchanges.

    The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at September 30, 2002 as shown in the following table:

                                                      ZERO COUPON   ZERO COUPON
                                                      CONVERTIBLE   CONVERTIBLE
                                                      DEBENTURES    DEBENTURES
                                                       DUE 2020      DUE 2021
                                                      -----------   -----------
Stock price at September 30, 2002...................    $14.10        $14.10
Accreted conversion price per common share at
  September 30, 2002(1).............................    $73.63        $86.94

------------------------------

(1) Accreted conversion price per common share is equal to the accreted value of the respective debentures at September 30, 2001 divided by their respective conversion rates. The conversion price increases as interest on the notes accreted.

COMMITMENTS AND CONTINGENCIES

    A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations are as follows ($ in millions):

                                FISCAL 2003   FISCAL 2004   FISCAL 2005   FISCAL 2006   FISCAL 2007   THEREAFTER
                                -----------   -----------   -----------   -----------   -----------   ----------
Long-term debt(1).............   $7,719.0      $3,680.6      $1,755.9      $3,744.2       $602.3      $ 6,703.8
Operating leases..............      808.4         685.1         511.5         397.9        258.1        1,087.5
                                 --------      --------      --------      --------       ------      ---------
Total contractual cash
  obligations.................   $8,527.4      $4,365.7      $2,267.4      $4,142.1       $860.4      $ 7,791.3
                                 ========      ========      ========      ========       ======      =========

------------------------------

(1) Includes capital lease obligations.

    At September 30, 2002, the Company had outstanding letters of credit in the amount of $627.2 million.

    At September 30, 2002, in addition to the unsecured credit facilities of $3.9 billion and $2.0 billion due 2003 and 2006, respectively, certain of the Company's operating subsidiaries have overdraft and similar types of facilities which total $0.7 billion, of which $0.4 billion was undrawn and available. These facilities expire at various dates through the year 2012 and are established primarily within international operations.

    In January 2002, the Company issued a $200 million guarantee that can be exercised by a customer if certain specifications relating to the recently completed Pacific component of the TGN is not completed by March 2003. The Company does not anticipate any problems with meeting this deadline.

    As a result of actions taken by our former senior management, Tyco and certain members of our former senior management are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, a number of derivative actions and several ERISA claims. We may be obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters. In addition, our insurance carrier may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matteres. See "Business--Risk Factors" and "Legal Proceedings."

    We and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. See "Bussiness--Risk Factors" and "Legal Proceedings."

    Like many other companies, Tyco and some of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, we have observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in our Healthcare and Specialty Products division and our Engineered Products and Services division. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. Some of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

    Tyco's involvement in asbestos cases has been limited because our subsidiaries did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. Our vigorous defense of these lawsuits has resulted in judgments in our favor in all cases tried to verdict. We have not suffered an adverse verdict in a trial court proceeding related to asbestos claims.

    When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. Currently, there are approximately 11,000 asbestos liability cases pending against us and our subsidiaries.

    We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our results of operations, financial position or cash flows.

BACKLOG

    At September 30, 2002, we had a backlog of unfilled orders of $11,591.3 million, compared to a backlog of $11,174.2 million at September 30, 2001. We expect that approximately 79% of our backlog at September 30, 2002 will be filled during fiscal 2003. Backlog by reportable industry segment is as follows ($ in millions):

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
Fire and Security Services.............................  $ 6,811.2   $ 6,252.9
Engineered Products and Services.......................    2,263.9     2,023.0
Electronics............................................    2,076.5     2,719.9
Healthcare and Specialty Products......................      439.7       178.4
                                                         ---------   ---------
                                                         $11,591.3   $11,174.2
                                                         =========   =========

    Backlog for Fire and Security Services includes recurring "revenue in force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of recurring revenue in force at September 30, 2002 and 2001 is $3,492.0 million and $3,099.6 million, respectively. Within the Fire and Security Services segment, backlog increased primarily due to an increase in recurring revenue in force as a result of growth in certain geographies in ADT's dealer program, offset in part by the curtailment, and in certain end-markets, the termination of the ADT dealer program. Backlog also increased due to an increase at our U.K. Fire Protection business and the acquisition of Sensormatic, which resulted in an addition of approximately $57 million to backlog.

    Backlog for Engineered Products and Services increased primarily due to acquisitions completed in the current fiscal year. Fiscal 2001 backlog for the segment has been increased by $175.1 million as a result of certain long-term contracts not previously reported offset by an adjustment to reflect net revenues instead of gross revenues at Tyco Infrastructure Services. Of the $643.4 million decrease within the Electronics segment, backlog decreased approximately $500 million as there were no new contracts for undersea cable communication systems signed in fiscal 2002 as a result of the downturn in the telecommunications industry. Backlog also decreased in the electronics components group due to the cancellation and/or delay of orders by customers primarily in end-markets including the communications, computer and consumer electronics industries. Backlog in the Healthcare and Specialty Products segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Specialty Products segment to be a significant indicator of the level of future sales activity.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and certain commodity prices. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, commodity swaps and interest rate swaps. We do not anticipate any material changes in our primary market risk exposures in fiscal 2003.

    We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows, as well as commodity price exposures, are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counter-parties to derivative financial instruments are limited to financial institutions with at least an A+ long-term debt rating.

INTEREST RATE SENSITIVITY

    The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars ($ in millions).

                             FISCAL 2003    FISCAL 2004    FISCAL 2005    FISCAL 2006    FISCAL 2007    THEREAFTER    TOTAL
                             ------------   ------------   ------------   ------------   ------------   ----------   --------
Total debt:
  Fixed rate (US$).........    3,283.5        3,639.0        1,227.0        1,725.1           1.1         5,206.0    15,081.7
    Average interest
      rate.................        3.2%           1.6%           6.4%           6.0%          9.4%            6.5%
  Fixed rate (Euro)........       14.0            9.4          494.6            6.4         584.7           668.6     1,777.7
    Average interest
      rate.................        2.1%           1.1%           4.3%           0.9%          6.0%            5.3%
  Fixed rate (Yen).........       25.8            3.4            0.4            0.4           0.4            49.4        79.8
    Average interest
      rate.................        2.3%           2.5%           1.4%           1.4%          1.4%            5.0%
  Fixed rate (British
    Pound).................        0.5            6.4           20.0            0.2           0.2           732.7       760.0
    Average interest
      rate.................        0.3%           4.8%           4.4%           5.0%          5.0%            6.4%
  Fixed rate (Other).......        5.9            3.0            0.8            0.6           0.3             3.7        14.3
    Average interest
      rate.................        2.7%           8.4%           2.6%           1.5%          2.9%            2.9%
  Variable rate (US$)......    4,351.5            1.3            1.8        2,000.2           0.2            15.6     6,370.6
    Average interest
      rate(1)..............        4.7%           5.5%           5.1%           4.9%         10.9%            1.5%
  Variable rate (Euro).....       18.4           14.5           11.2           11.2          15.4            21.1        91.8
    Average interest
      rate(1)..............        3.5%           4.0%           4.2%           4.4%          4.4%            4.5%
  Variable rate (Other)....       19.4            3.6            0.1            0.1            --             6.7        29.9
    Average interest
      rate(1)..............        5.3%           4.0%           8.3%           6.5%                          0.2%
Interest rate swap:
  Fixed to variable
    (British Pound)........         --             --             --             --            --           198.0       198.0
  Average pay rate(1)......                                                                                   3.4%
  Average receive rate.....                                                                                   6.5%

                             FAIR VALUE
                             ----------
Total debt:
  Fixed rate (US$).........   13,410.3
    Average interest
      rate.................
  Fixed rate (Euro)........    1,422.4
    Average interest
      rate.................
  Fixed rate (Yen).........       79.8
    Average interest
      rate.................
  Fixed rate (British
    Pound).................      560.1
    Average interest
      rate.................
  Fixed rate (Other).......       14.3
    Average interest
      rate.................
  Variable rate (US$)......    6,326.0
    Average interest
      rate(1)..............
  Variable rate (Euro).....       91.8
    Average interest
      rate(1)..............
  Variable rate (Other)....       29.9
    Average interest
      rate(1)..............
Interest rate swap:
  Fixed to variable
    (British Pound)........        2.5
  Average pay rate(1)......
  Average receive rate.....

------------------------------

(1) Weighted-average variable interest rates are based on applicable rates at September 30, 2002 per the terms of the contracts of the related financial instruments.

EXCHANGE RATE SENSITIVITY

    The table below provides information about our financial instruments that are sensitive to foreign currency exchange rates. These instruments include debt obligations and forward foreign currency exchange contracts. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For forward foreign currency exchange contracts, the table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars, unless noted ($ in millions).

                              FISCAL 2003    FISCAL 2004    FISCAL 2005    FISCAL 2006    FISCAL 2007    THEREAFTER    TOTAL
                              ------------   ------------   ------------   ------------   ------------   ----------   --------
Long-term debt:
  Fixed rate (Euro).........        14.0          9.4          494.6            6.4          584.7          668.6     1,777.7
    Average interest rate...         2.1%         1.1%           4.3%           0.9%           6.0%           5.3%
  Fixed rate (Yen)..........        25.8          3.4            0.4            0.4            0.4           49.4        79.8
    Average interest rate...         2.3%         2.5%           1.4%           1.4%           1.4%           5.0%
  Fixed rate (British
    Pound)..................         0.5          6.4           20.0            0.2            0.2          732.7       760.0
    Average interest rate...         0.3%         4.8%           4.4%           5.0%           5.0%           6.4%
  Fixed rate (Other)........         5.9          3.0            0.8            0.6            0.3            3.7        14.3
    Average interest rate...         2.7%         8.4%           2.6%           1.5%           2.9%           2.9%
  Variable rate (Euro)......        18.4         14.5           11.2           11.2           15.4           21.1        91.8
    Average interest
      rate(1)...............         3.5%         4.0%           4.2%           4.4%           4.4%           4.5%
  Variable rate (Other).....        19.4          3.6            0.1            0.1             --            6.7        29.9
    Average interest
      rate(1)...............         5.3%         4.0%           8.3%           6.5%                          0.2%
Forward contracts:
  Pay US$/Receive Australian
    Dollar..................        14.5           --             --             --             --             --        14.5
    Average contractual
      exchange rate.........        0.54
  Receive US$/Pay British
    Pound...................        72.5           --             --             --             --             --        72.5
    Average contractual
      exchange rate.........        1.48
  Receive US$/Pay Euro......       126.8           --             --             --             --             --       126.8
    Average contractual
      exchange rate.........        0.94
  Pay US$/Receive Yen.......       109.9           --             --             --             --             --       109.9
    Average contractual
      exchange rate
      (Yen/US$).............       125.67
  Pay US$/Receive Singapore
    Dollar..................       127.7           --             --             --             --             --       127.7
    Average contractual
      exchange rate.........        0.56
  Receive US$/Pay Columbian
    Peso....................         2.0           --             --             --             --             --         2.0
    Average contractual
      exchange rate.........     2,467.0
  Receive Euro/Pay British
    Pound (in Euro).........        34.4           --             --             --             --             --        34.4
    Average contractual
      exchange rate.........        1.59
  Receive Euro/Pay Swedish
    Krona (in Euro).........        19.6           --             --             --             --             --        19.6
    Average contractual
      exchange rate.........        9.20
  Receive Euro/Pay Polish
    Zloty (in Euro).........        11.5           --             --             --             --             --        11.5
    Average contractual
      exchange rate.........        4.16
  Receive Canadian
    Dollar/Pay Euro (in
    CAD)....................        13.0           --             --             --             --             --        13.0
    Average contractual
      exchange rate.........        1.54

                              FAIR VALUE
                              ----------
Long-term debt:
  Fixed rate (Euro).........    1,422.4
    Average interest rate...
  Fixed rate (Yen)..........       79.8
    Average interest rate...
  Fixed rate (British
    Pound)..................      560.1
    Average interest rate...
  Fixed rate (Other)........       14.3
    Average interest rate...
  Variable rate (Euro)......       91.8
    Average interest
      rate(1)...............
  Variable rate (Other).....       29.9
    Average interest
      rate(1)...............
Forward contracts:
  Pay US$/Receive Australian
    Dollar..................        0.1
    Average contractual
      exchange rate.........
  Receive US$/Pay British
    Pound...................      (14.7)
    Average contractual
      exchange rate.........
  Receive US$/Pay Euro......       35.8
    Average contractual
      exchange rate.........
  Pay US$/Receive Yen.......       12.5
    Average contractual
      exchange rate
      (Yen/US$).............
  Pay US$/Receive Singapore
    Dollar..................        0.6
    Average contractual
      exchange rate.........
  Receive US$/Pay Columbian
    Peso....................         --
    Average contractual
      exchange rate.........
  Receive Euro/Pay British
    Pound (in Euro).........         --
    Average contractual
      exchange rate.........
  Receive Euro/Pay Swedish
    Krona (in Euro).........         --
    Average contractual
      exchange rate.........
  Receive Euro/Pay Polish
    Zloty (in Euro).........         --
    Average contractual
      exchange rate.........
  Receive Canadian
    Dollar/Pay Euro (in
    CAD)....................       (0.5)
    Average contractual
      exchange rate.........

------------------------------

(1) Weighted-average variable interest rates are based on applicable rates at September 30, 2002 per the terms of the contracts of the related financial instruments.

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

                                FISCAL 2003    FISCAL 2004    FISCAL 2005    FISCAL 2006    FISCAL 2007    THEREAFTER    TOTAL
                                ------------   ------------   ------------   ------------   ------------   ----------   --------
Forward contracts:
Copper
  Contract amount (US$).......       4.9               --             --             --             --            --       4.9
  Contract quantity (in 000
    metric tons)..............       2.7               --             --             --             --            --       2.7
Silver
  Contract amount (US$).......       0.5               --             --             --             --            --       0.5
  Contract quantity (in 000
    ounces)...................     120.0               --             --             --             --            --     120.0
Zinc
  Contract amount (US$).......       1.4               --             --             --             --            --       1.4
  Contract quantity (in 000
    metric tons)..............       1.4               --             --             --             --            --       1.4

                                FAIR VALUE
                                ----------
Forward contracts:
Copper
  Contract amount (US$).......     (0.9)
  Contract quantity (in 000
    metric tons)..............
Silver
  Contract amount (US$).......       --
  Contract quantity (in 000
    ounces)...................
Zinc
  Contract amount (US$).......     (0.3)
  Contract quantity (in 000
    metric tons)..............

                    ACCOUNTING AND TECHNICAL PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

    In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS
No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishments of Debt." Accordingly, the Company elected to early adopt this provision during the fourth quarter of fiscal 2002, which resulted in increased pre-tax income of $30.6 million in fiscal 2002. We reclassified prior year extraordinary losses related to the early retirement of debt to other (expense) income in our Consolidated Statements of Operations, which decreased pre-tax income by $26.3 million and $0.3 million in fiscal 2001 and 2000, respectively. However net income remains unchanged in both periods. See Note 8 to the Consolidated Financial Statements for further information. The adoption of this new standard did not have a material impact on our results of operations or financial position.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.

                          FORWARD-LOOKING INFORMATION

    Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions or other matters, as well as financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things;

    - overall economic and business conditions;

    - the demand for Tyco's goods and services;

    - competitive factors in the industries in which Tyco competes;

    - changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

    - results and consequences of Tyco's internal investigation and governmental investigations concerning the Company's governance, management internal controls and operations;

    - the outcome of litigation and governmental proceedings as a result of actions taken by our former management;

    - the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

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

                            TYCO INTERNATIONAL LTD.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                         BALANCE AT   ADDITIONS    ACQUISITIONS,
                                         BEGINNING    CHARGED TO    DISPOSALS,                  BALANCE AT
DESCRIPTION                               OF YEAR       INCOME       AND OTHER     DEDUCTIONS   END OF YEAR
-----------                              ----------   ----------   -------------   ----------   -----------
Allowances for Doubtful Accounts:
  Fiscal Year Ended September 30,
    2000...............................    $329.8       $226.1         $ 29.5        $(143.3)     $442.1
  Fiscal Year Ended September 30,
    2001...............................     442.1        196.6           93.4         (181.7)      550.4
  Fiscal Year Ended September 30,
    2002...............................     550.4        323.7          103.9         (348.9)      629.1