Form 10-K/A
period 2001-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2002-12-31
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2002 annual shareholders' meeting are incorporated by reference into Part III of our original Form 10-K filed on December 28, 2001.

See pages 6 to 8 for the exhibit index.
                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

AMENDMENT ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

    This Amendment on Form 10-K/A is being filed to revise disclosure and presentation of the Company's Consolidated Financial Statements for the fiscal year ended September 30, 2001, in connection with an ongoing review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission.

The items amended are as follows:

Part II, Item 6.                       Selected Financial Data
Part II, Item 7.                       Management's Discussion and Analysis of Financial Condition
                                       and Results of Operations
Part II, Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk
Part II, Item 8.                       Financial Statements and Supplementary Data
Part III, Item 14.                     Controls and Procedures
Part IV, Item 15.                      Exhibits, Financial Statement Schedules and Reports on Form
                                       8-K

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

                                                                                         NINE MONTHS
                                                  YEAR ENDED SEPTEMBER 30,                  ENDED
                                       ----------------------------------------------   SEPTEMBER 30,
                                       2001(1)(2)    2000(3)     1999(4)     1998(5)     1997(6)(7)
(IN MILLIONS, EXCEPT PER SHARE DATA)   ----------   ---------   ---------   ---------   -------------
Consolidated Statements of Operations
  Data:
  Total revenues and other income....  $ 36,388.5   $30,691.9   $22,496.5   $19,061.7     $12,742.5
  Income (loss) from continuing
    operations.......................     4,671.1     4,520.1     1,067.7     1,168.6        (348.5)
  Cumulative effect of accounting
    changes, net of tax..............      (683.4)         --          --          --          15.5
  Net income (loss)..................     3,970.6     4,519.9     1,022.0     1,166.2        (391.3)
  Basic earnings (loss) per common
    share(8):
    Income (loss) from continuing
      operations.....................        2.59        2.68        0.65        0.74         (0.24)
    Cumulative effect of accounting
      changes, net of tax............       (0.38)         --          --          --          0.01
    Net income (loss)................        2.20        2.68        0.62        0.74         (0.27)
  Diluted earnings (loss) per common
    share(8):
    Income (loss) from continuing
      operations.....................        2.55        2.64        0.64        0.72         (0.24)
    Cumulative effect of accounting
      changes, net of tax............       (0.37)         --          --          --          0.01
    Net income (loss)................        2.17        2.64        0.61        0.72         (0.27)
Cash dividends per common share(8)...                          See (9) below.
Consolidated Balance Sheet Data
  (End of Period):
  Total assets.......................  $111,287.3   $40,404.3   $32,344.3   $23,440.7     $16,960.8
  Long-term debt.....................    38,243.1     9,461.8     9,109.4     5,424.7       2,785.9
  Mandatorily redeemable preferred
    securities.......................       260.0          --          --          --            --
  Shareholders' equity...............    31,737.4    17,033.2    12,369.3     9,901.8       7,478.7

------------------------------
(1) In fiscal 2001, we changed our revenue recognition accounting policy to conform with the requirements of Staff Accounting Bulletin No. 101 issued by the Staff of the Securities and Exchange Commission, as more fully described in Note 18 to the Consolidated Financial Statements. As a result, Tyco recorded a cumulative effect adjustment of $653.7 million, net of tax. Pro forma amounts for the periods prior to Fiscal 2001 have not been presented since the effect of the change in accounting principle for these periods could not be reasonably determined. Tyco also recorded a cumulative effect adjustment of $29.7 million, net of tax, in accordance with the transition provisions of SFAS No. 133.

(2) Income from continuing operations in the fiscal year ended September 30, 2001 includes a net charge of $418.5 million, of which $184.9 million is included in cost of revenue, for restructuring and other unusual charges, a charge for the write-off of in-process research and development of $184.3 million and charges of $120.1 million for the impairment of long-lived assets. See Notes 2, 16 and 21 to the Consolidated Financial Statements. Income from continuing operations for the fiscal year ended September 30, 2001 also includes a net gain on sale of businesses and investments of $276.6 million and a net gain on the sale of common shares of a subsidiary of $64.1 million.

(3) Income from continuing operations in the fiscal year ended September 30, 2000 includes a net charge of $176.3 million, of which $1.0 million is included in cost of revenue, for restructuring and other unusual charges, and charges of $99.0 million for the impairment of long-lived assets. See Notes 16 and 21 to the Consolidated Financial Statements. Income from continuing operations for the fiscal year ended September 30, 2000 also includes a one-time pre-tax gain of $1,760.0 million related to the sale by a subsidiary of its common shares. See Note 20 to the Consolidated Financial Statements.

(4) Income from continuing operations in the fiscal year ended September 30, 1999 is net of charges of $1,035.2 million for merger, restructuring and other unusual charges, of which $106.4 million is included in cost of revenue, and charges of $507.5 million for the impairment of long-lived assets related to the mergers with U.S. Surgical and AMP and AMP's profit improvement plan. See Notes 16 and 21 to the Consolidated Financial Statements.

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

(7) In July 1997, a wholly-owned subsidiary of what was formerly called ADT Limited ("ADT") merged with Tyco International Ltd., a Massachusetts Corporation at the time ("Former Tyco"). Upon consummation of the merger, ADT (the continuing public company) changed its name to Tyco International Ltd. Former Tyco became a wholly-owned subsidiary of the Company and changed its name to Tyco International (US) Inc. ("Tyco US"). Income from continuing operations in the nine months ended September 30, 1997 is net of charges related to merger, restructuring and other unusual costs of $917.8 million and impairment of long-lived assets of $148.4 million related primarily to the mergers and integration of ADT, Former Tyco, Keystone, and Inbrand, and charges of $24.3 million for litigation and other related costs and $5.8 million for restructuring charges in U.S. Surgical's operations. The results for the nine months ended September 30, 1997 also include a charge of $361.0 million for the write-off of purchased in-process research and development related to the acquisition of the submarine systems business of AT&T Corp.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 85 to 110 of this Form 10-K/A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 85 to 110 of this Form 10-K/A.

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

    See Notes to Consolidated Financial Statements for Summarized Quarterly Financial Data (unaudited).

                                    PART III

ITEM 14. CONTROLS AND PROCEDURES

    Not applicable

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

   10.3   1983 Restricted Stock Ownership Plan for Key Employees
          (Incorporated by reference to Former Tyco Shareholders'
          Proxy Statement for Annual Meeting of Shareholders on
          October 18, 1983).*
   10.4   1983 Key Employee Loan Program, as amended December 9, 1993
          (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1994).*
   10.5   1994 Restricted Stock Ownership Plan for Key Employees
          (Incorporated by reference to the Registrant's Form S-8 filed on December 21, 1999).*
   10.6   Tyco International Ltd. Supplemental Executive Retirement
          Plan (Incorporated by reference to Former Tyco's Form 10-K for the year ended June 30, 1995).*
   10.7   The Tyco International Ltd. Long Term Incentive Plan II
          (Incorporated by reference to the Registrant's Form S-8 filed March 25, 1999).*
   10.8   Retention Agreement for L. Dennis Kozlowski dated
          January 22, 2001 and Amendment thereto dated August 1, 2001
          (Incorporated by reference to an Exhibit to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          September 30, 2001 filed December 28, 2001).*
   10.9   Retention Agreement for Mark H. Swartz dated January 22,
          2001 and Amendment thereto dated August 1, 2001
          (Incorporated by reference to an Exhibit to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          September 30, 2001 filed December 28, 2001).*
   10.10  Retention Agreement for Albert R. Gamper, Jr. dated
          March 12, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).*
   21.1 Subsidiaries of the registrant (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed
          December 28, 2001).
   23.1   Consent of PricewaterhouseCoopers LLP (Filed herewith).

------------------------

*   Management contract or compensatory plan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: December 30, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    I, Edward D. Breen, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Tyco
    International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 30, 2002

                                                                     /s/ EDWARD D. BREEN
                                                       ----------------------------------------------
                                                                       Edward D. Breen
                                                                   CHIEF EXECUTIVE OFFICER

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

    I, David J. FitzPatrick, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Tyco
    International Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 30, 2002

                                                                  /s/ DAVID J. FITZPATRICK
                                                       ----------------------------------------------
                                                                    David J. FitzPatrick
                                                                   CHIEF FINANCIAL OFFICER

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

                                        PRICEWATERHOUSECOOPERS

Hamilton, Bermuda
October 18, 2001, except as to Note 31
which is as of December 18, 2001

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                  TYCO INTERNATIONAL LTD.
                                                     AND CONSOLIDATED
                                                       SUBSIDIARIES                   TYCO INDUSTRIAL          TYCO CAPITAL
                                               -----------------------------   -----------------------------   -------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2001            2000            2001            2000            2001
                                               -------------   -------------   -------------   -------------   -------------
                                                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
ASSETS
Cash and cash equivalents....................   $  2,587.2       $ 1,264.8       $ 1,779.2       $ 1,264.8       $   808.0
Receivables, less allowance for doubtful
  accounts ($550.4 at September 30, 2001 and
  $442.1 at September 30, 2000
  consolidated)..............................      7,372.5         5,630.4         6,453.2         5,630.4         1,146.7
Inventories..................................      5,101.3         3,845.1         5,101.3         3,845.1              --
Finance receivables, net.....................     31,386.5              --              --              --        31,386.5
Construction in progress--TyCom Global
  Network....................................      1,643.8           111.1         1,643.8           111.1              --
TyCom Global Network placed in service,
  net........................................        698.6              --           698.6              --              --
Property, plant and equipment (including
  equipment leased to others), net...........     16,473.9         8,218.4         9,970.3         8,218.4         6,503.6
Investment in Tyco Capital...................           --              --        10,598.0              --              --
Goodwill and other intangible assets, net....     35,310.4        16,332.6        28,740.9        16,332.6         6,569.5
Other assets.................................      8,190.4         3,786.1         3,616.7         3,786.1         4,573.7
Deferred income taxes........................      2,522.7         1,215.8         2,420.6         1,215.8           102.1
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL ASSETS...............................   $111,287.3       $40,404.3       $71,022.6       $40,404.3       $51,090.1
                                                ==========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of
  long-term debt.............................   $ 18,873.6       $ 1,537.2       $ 2,023.0       $ 1,537.2       $17,050.6
Accounts payable.............................      4,145.9         3,291.9         3,692.6         3,291.9           460.9
Accrued expenses and other current
  liabilities................................     10,599.5         5,138.9         7,019.0         5,138.9         3,600.3
Long-term debt...............................     38,243.1         9,461.8        19,596.0         9,461.8        18,647.1
Other long-term liabilities..................      3,477.4         1,095.3         3,081.9         1,095.3           395.5
Income taxes.................................      1,922.7         1,650.3         1,845.0         1,650.3            77.7
Deferred income taxes........................      1,726.3           852.2         1,726.3           852.2              --
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL LIABILITIES..........................     78,988.5        23,027.6        38,983.8        23,027.6        40,232.1
                                                ----------       ---------       ---------       ---------       ---------

Commitments and Contingencies (Note 22)

Mandatorily redeemable preferred
  securities.................................        260.0              --              --              --           260.0
Minority interest............................        301.4           343.5           301.4           343.5              --
Shareholders' Equity:
  Preference shares..........................           --              --              --              --              --
  Common shares (1,935,464,840 and
    1,684,511,070 shares outstanding in 2001
    and 2000, respectively)..................        387.1           336.9           387.1           336.9              --
  Capital in excess:
    Share premium............................      7,962.8         5,233.3         7,962.8         5,233.3              --
    Contributed surplus......................     12,561.3         2,786.3        12,561.3         2,786.3        10,422.4
  Accumulated earnings.......................     12,305.7         8,427.6        12,305.7         8,427.6           252.4
  Accumulated other comprehensive (loss)
    income...................................     (1,479.5)          249.1        (1,479.5)          249.1           (76.8)
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL SHAREHOLDERS' EQUITY.................     31,737.4        17,033.2        31,737.4        17,033.2        10,598.0
                                                ----------       ---------       ---------       ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY...................................   $111,287.3       $40,404.3       $71,022.6       $40,404.3       $51,090.1
                                                ==========       =========       =========       =========       =========

                 See Notes to Consolidated Financial Statements and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                    TYCO INTERNATIONAL LTD. AND
                                     CONSOLIDATED SUBSIDIARIES                    TYCO INDUSTRIAL
                                 ---------------------------------   ------------------------------------------
                                           FOR THE YEAR                             FOR THE YEAR
                                        ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                 ---------------------------------   ------------------------------------------
                                   2001        2000        1999          2001           2000           1999
                                 ---------   ---------   ---------   ------------   ------------   ------------
                                                                     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES AND OTHER INCOME
Net revenue....................  $34,036.6   $28,931.9   $22,496.5    $34,036.6      $28,931.9      $22,496.5
Finance income.................    1,676.3          --          --           --             --             --
Other income...................      334.9          --          --           --             --             --
Earnings of Tyco Capital.......         --          --          --        252.5             --             --
Non-operating net gain on sale
  of common shares of
  subsidiary...................       64.1     1,760.0          --         64.1        1,760.0             --
Non-operating net gain on sale
  of businesses and
  investments..................      276.6          --          --        276.6             --             --
                                 ---------   ---------   ---------    ---------      ---------      ---------
  Total revenues and other
    income.....................   36,388.5    30,691.9    22,496.5     34,629.8       30,691.9       22,496.5
COSTS AND EXPENSES
Cost of revenue................   20,950.3    17,931.2    14,433.1     20,950.3       17,931.2       14,433.1
Selling, general,
  administrative and other
  costs and expenses...........    7,208.4     5,252.0     4,436.3      6,361.5        5,252.0        4,436.3
Interest and other financial
  charges, net.................    1,373.6       769.6       485.6        776.5          769.6          485.6
Provision for credit losses....      116.1          --          --           --             --             --
Merger, restructuring and other
  unusual charges, net.........      233.6       175.3       928.8        233.6          175.3          928.8
Write-off of purchased
  in-process research and
  development..................      184.3          --          --        184.3             --             --
Charges for the impairment of
  long-lived assets............      120.1        99.0       507.5        120.1           99.0          507.5
                                 ---------   ---------   ---------    ---------      ---------      ---------
  Total costs and expenses.....   30,186.4    24,227.1    20,791.3     28,626.3       24,227.1       20,791.3
INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...........    6,202.1     6,464.8     1,705.2      6,003.5        6,464.8        1,705.2
Income taxes...................   (1,479.9)   (1,926.0)     (637.5)    (1,284.9)      (1,926.0)        (637.5)
Minority interest..............      (51.1)      (18.7)         --        (47.5)         (18.7)            --
                                 ---------   ---------   ---------    ---------      ---------      ---------
Income before extraordinary
  items and cumulative effect
  of accounting changes........    4,671.1     4,520.1     1,067.7      4,671.1        4,520.1        1,067.7
Extraordinary items, net of
  tax..........................      (17.1)       (0.2)      (45.7)       (17.1)          (0.2)         (45.7)
Cumulative effect of accounting
  changes, net of tax..........     (683.4)         --          --       (683.4)            --             --
                                 ---------   ---------   ---------    ---------      ---------      ---------
NET INCOME.....................  $ 3,970.6   $ 4,519.9   $ 1,022.0    $ 3,970.6      $ 4,519.9      $ 1,022.0
                                 =========   =========   =========    =========      =========      =========
BASIC EARNINGS PER COMMON
  SHARE:
  Income before extraordinary
    items and cumulative effect
    of accounting changes......  $    2.59   $    2.68   $    0.65
  Extraordinary items, net of
    tax........................      (0.01)         --       (0.03)
  Cumulative effect of
    accounting changes, net of
    tax........................      (0.38)         --          --
  Net income...................       2.20        2.68        0.62
DILUTED EARNINGS PER COMMON
  SHARE:
  Income before extraordinary
    items and cumulative effect
    of accounting changes......  $    2.55   $    2.64   $    0.64
  Extraordinary items, net of
    tax........................      (0.01)         --       (0.03)
  Cumulative effect of
    accounting changes, net of
    tax........................      (0.37)         --          --
  Net income...................       2.17        2.64        0.61
WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
  Basic........................    1,806.9     1,688.0     1,641.3
  Diluted......................    1,831.6     1,713.2     1,674.8


                                      TYCO CAPITAL
                                 ----------------------
                                 FOR THE PERIOD JUNE 2
                                 THROUGH SEPTEMBER 30,
                                 ----------------------
                                          2001
                                 ----------------------
                                      (UNAUDITED)
REVENUES AND OTHER INCOME
Net revenue....................         $     --
Finance income.................          1,676.5
Other income...................            335.1
Earnings of Tyco Capital.......               --
Non-operating net gain on sale
  of common shares of
  subsidiary...................               --
Non-operating net gain on sale
  of businesses and
  investments..................               --
                                        --------
  Total revenues and other
    income.....................          2,011.6
COSTS AND EXPENSES
Cost of revenue................               --
Selling, general,
  administrative and other
  costs and expenses...........            847.3
Interest and other financial
  charges, net.................            597.1
Provision for credit losses....            116.1
Merger, restructuring and other
  unusual charges, net.........               --
Write-off of purchased
  in-process research and
  development..................               --
Charges for the impairment of
  long-lived assets............               --
                                        --------
  Total costs and expenses.....          1,560.5
INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...........            451.1
Income taxes...................           (195.0)
Minority interest..............             (3.6)
                                        --------
Income before extraordinary
  items and cumulative effect
  of accounting changes........            252.5
Extraordinary items, net of
  tax..........................               --
Cumulative effect of accounting
  changes, net of tax..........               --
                                        --------
NET INCOME.....................         $  252.5
                                        ========
BASIC EARNINGS PER COMMON
  SHARE:
  Income before extraordinary
    items and cumulative effect
    of accounting changes......
  Extraordinary items, net of
    tax........................
  Cumulative effect of
    accounting changes, net of
    tax........................
  Net income...................
DILUTED EARNINGS PER COMMON
  SHARE:
  Income before extraordinary
    items and cumulative effect
    of accounting changes......
  Extraordinary items, net of
    tax........................
  Cumulative effect of
    accounting changes, net of
    tax........................
  Net income...................
WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
  Basic........................
  Diluted......................

                 See Notes to Consolidated Financial Statements and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                                            NUMBER OF       COMMON                  CONTRIBUTED                  ACCUMULATED OTHER
FOR THE YEARS ENDED                           COMMON     SHARES $0.20     SHARE      SURPLUS--    ACCUMULATED      COMPREHENSIVE
SEPTEMBER 30, 1999, 2000 AND 2001             SHARES      PAR VALUE      PREMIUM      COMMON        EARNINGS       (LOSS) INCOME
------------------------------------------  ----------   ------------   ---------   -----------   ------------   ------------------
BALANCE AT SEPTEMBER 30, 1998                 1,620.5      $  324.1     $4,035.0     $ 2,584.0     $ 3,162.6         $  (203.9)
Comprehensive income:
  Net income..............................                                                           1,022.0
  Currency translation adjustment.........                                                                              (258.3)
  Unrealized gain on marketable
    securities............................                                                                                12.6
  Minimum pension liability adjustment....                                                                                (0.5)
  Total comprehensive income..............
Exchange of ADT Liquid Yield Option
  Notes...................................        8.0           1.6                       70.7
Dividends.................................                                                            (192.3)
Restricted stock grants, net of
  surrenders..............................        0.8           0.2                       13.2
Warrants and options exercised............       40.9           8.2        846.5          17.7
Repurchase of common shares by
  subsidiary..............................      (12.4)         (2.5)                    (635.3)
Amortization of deferred compensation.....                                                92.1
Issuance of common shares for
  acquisitions............................       32.4           6.4                    1,448.4
Tax benefit on stock transactions.........                                                15.2
Other adjustments.........................                                                 1.6
                                             --------      --------     --------     ---------     ---------         ---------
BALANCE AT SEPTEMBER 30, 1999                 1,690.2         338.0      4,881.5       3,607.6       3,992.3            (450.1)
Comprehensive income:
  Net income..............................                                                           4,519.9
  Currency translation adjustment.........                                                                              (384.0)
  Unrealized gain on marketable
    securities............................                                                                             1,075.7
  Minimum pension liability adjustment....                                                                                 7.5
  Total comprehensive income..............
Exchange of ADT Liquid Yield Option
  Notes...................................        1.7           0.4                       16.0
Dividends.................................                                                             (84.6)
Restricted stock grants, net of
  surrenders..............................        3.1           0.6                        0.4
Options exercised.........................       17.2           3.5        351.8
Repurchase of common shares by
  subsidiary..............................      (43.3)         (8.7)                  (1,876.4)
Equity-related compensation expense,
  including amortization of deferred
  compensation............................                                               128.2
Issuance of common shares for
  acquisitions............................       15.6           3.1                      668.3
Tax benefit on stock transactions.........                                               125.7
Assumption of options in acquisitions.....                                               116.5
                                             --------      --------     --------     ---------     ---------         ---------
BALANCE AT SEPTEMBER 30, 2000                 1,684.5         336.9      5,233.3       2,786.3       8,427.6             249.1
Comprehensive income:
  Net income..............................                                                           3,970.6
  Currency translation adjustment.........                                                                              (199.7)
  Unrealized loss on marketable
    securities............................                                                                            (1,202.2)
  Unrealized loss on derivative
    instruments...........................                                                                               (65.7)
  Minimum pension liability adjustment....                                                                              (261.0)
  Total comprehensive income..............
Sale of common shares.....................       39.0           7.8      2,188.8
Exchange of ADT Liquid Yield Option
  Notes...................................        0.6           0.1                        5.8
Dividends.................................                                                             (92.5)
Restricted stock grants, net of
  surrenders..............................        2.7           0.5                        0.2
Options and warrants exercised............       21.5           4.3        540.7
Repurchase of common shares by
  subsidiary..............................      (25.0)         (5.0)                  (1,321.1)
Equity-related compensation expense,
  including amortization of deferred
  compensation............................                                               107.7
Issuance of common shares for
  acquisitions............................      211.3          42.3                   10,711.7
Issuance of common shares for litigation
  settlement..............................        0.9           0.2                       39.8
Tax benefit on stock transactions.........                                               230.9
                                             --------      --------     --------     ---------     ---------         ---------
BALANCE AT SEPTEMBER 30, 2001                 1,935.5      $  387.1     $7,962.8     $12,561.3     $12,305.7         $(1,479.5)
                                             ========      ========     ========     =========     =========         =========


FOR THE YEARS ENDED                         COMPREHENSIVE
SEPTEMBER 30, 1999, 2000 AND 2001               INCOME
------------------------------------------  --------------
BALANCE AT SEPTEMBER 30, 1998
Comprehensive income:
  Net income..............................     $1,022.0
  Currency translation adjustment.........       (258.3)
  Unrealized gain on marketable
    securities............................         12.6
  Minimum pension liability adjustment....         (0.5)
                                               --------
  Total comprehensive income..............     $  775.8
                                               ========
Exchange of ADT Liquid Yield Option
  Notes...................................
Dividends.................................
Restricted stock grants, net of
  surrenders..............................
Warrants and options exercised............
Repurchase of common shares by
  subsidiary..............................
Amortization of deferred compensation.....
Issuance of common shares for
  acquisitions............................
Tax benefit on stock transactions.........
Other adjustments.........................
BALANCE AT SEPTEMBER 30, 1999
Comprehensive income:
  Net income..............................     $4,519.9
  Currency translation adjustment.........       (384.0)
  Unrealized gain on marketable
    securities............................      1,075.7
  Minimum pension liability adjustment....          7.5
                                               --------
  Total comprehensive income..............     $5,219.1
                                               ========
Exchange of ADT Liquid Yield Option
  Notes...................................
Dividends.................................
Restricted stock grants, net of
  surrenders..............................
Options exercised.........................
Repurchase of common shares by
  subsidiary..............................
Equity-related compensation expense,
  including amortization of deferred
  compensation............................
Issuance of common shares for
  acquisitions............................
Tax benefit on stock transactions.........
Assumption of options in acquisitions.....
BALANCE AT SEPTEMBER 30, 2000
Comprehensive income:
  Net income..............................     $3,970.6
  Currency translation adjustment.........       (199.7)
  Unrealized loss on marketable
    securities............................     (1,202.2)
  Unrealized loss on derivative
    instruments...........................        (65.7)
  Minimum pension liability adjustment....       (261.0)
                                               --------
  Total comprehensive income..............     $2,242.0
                                               ========
Sale of common shares.....................
Exchange of ADT Liquid Yield Option
  Notes...................................
Dividends.................................
Restricted stock grants, net of
  surrenders..............................
Options and warrants exercised............
Repurchase of common shares by
  subsidiary..............................
Equity-related compensation expense,
  including amortization of deferred
  compensation............................
Issuance of common shares for
  acquisitions............................
Issuance of common shares for litigation
  settlement..............................
Tax benefit on stock transactions.........
BALANCE AT SEPTEMBER 30, 2001

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                         TYCO INTERNATIONAL LTD.
                                             AND CONSOLIDATED                                                       TYCO CAPITAL
                                               SUBSIDIARIES                          TYCO INDUSTRIAL               --------------
                                    ----------------------------------   ---------------------------------------   FOR THE PERIOD
                                               FOR THE YEAR                           FOR THE YEAR                 JUNE 2 THROUGH
                                           ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,             SEPTEMBER 30,
                                    ----------------------------------   ---------------------------------------   --------------
                                       2001        2000        1999         2001          2000          1999            2001
                                    ----------   ---------   ---------   -----------   -----------   -----------   --------------
                                                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income........................  $  3,970.6   $ 4,519.9   $ 1,022.0   $  3,970.6     $ 4,519.9     $ 1,022.0      $    252.5
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Earnings retained by Tyco
    Capital.......................          --          --          --       (252.5)           --            --              --
  Merger, restructuring and other
    unusual charges (credits),
    net...........................       145.2       (84.2)      327.7        145.2         (84.2)        327.7              --
  Write-off of purchased
    in-process research and
    development...................       184.3          --          --        184.3            --            --              --
  Charges for the impairment of
    long-lived assets.............       120.1        99.0       507.5        120.1          99.0         507.5              --
  Cumulative effect of accounting
    changes.......................       683.4          --          --        683.4            --            --              --
  Minority interest in net income
    of consolidated subsidiaries..        51.1        18.7          --         47.5          18.7            --             3.6
  Non-operating net gain on sale
    of businesses and
    investments...................      (276.6)         --          --       (276.6)           --            --              --
  Non-operating net gain on sale
    of common shares of
    subsidiary....................       (64.1)         --          --        (64.1)           --            --              --
  Gain on sale of financing
    assets........................      (119.1)         --          --           --            --            --          (119.1)
  Gain on sale of common shares by
    subsidiary....................          --    (1,760.0)         --           --      (1,760.0)           --              --
  Depreciation....................     1,704.6     1,095.0       979.6      1,243.1       1,095.0         979.6           461.5
  Goodwill and other intangible
    assets amortization...........       957.3       549.4       331.6        897.5         549.4         331.6            59.8
  Debt and refinancing cost
    amortization..................       108.4         6.8        10.4        108.4           6.8          10.4              --
  Deferred income taxes...........       382.6       507.8       351.6        219.0         507.8         351.6           163.6
  Provisions for losses on
    accounts receivable, inventory
    and credit losses.............       709.6       354.3       211.5        593.5         354.3         211.5           116.1
  Other non-cash items............        11.8        60.0        26.6         81.8          60.0          26.6           (70.0)
  Changes in assets and
    liabilities, net of the
    effects of acquisitions and
    divestitures:
    Accounts receivable...........      (434.1)     (992.4)     (796.0)      (434.1)       (992.4)       (796.0)             --
    Proceeds from accounts
      receivable sale.............       192.8       100.0        50.0        490.6         100.0          50.0              --
    Inventories...................      (678.8)     (850.0)     (124.4)      (678.8)       (850.0)       (124.4)             --
    Other assets..................      (352.3)      129.1       488.1        121.2         129.1         488.1          (473.5)
    Accounts payable, accrued
      expenses and other
      liabilities.................    (2,329.8)      497.0       324.0     (1,970.2)        497.0         324.0          (359.6)
    Deferred revenue..............     1,419.1        (0.2)      (54.1)     1,419.1          (0.2)        (54.1)             --
    Income taxes..................       370.7       896.4       (10.2)       370.7         896.4         (10.2)             --
    Other.........................       (91.5)      128.4       (96.1)       (94.2)        128.4         (96.1)            2.7
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
  Net cash provided by operating
    activities....................     6,665.3     5,275.0     3,549.8      6,925.5       5,275.0       3,549.8            37.6
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Net decrease in Tyco Capital
  financing and leasing assets
  (Note 28).......................     1,513.6          --          --           --            --            --         1,215.8
(Purchase) sale of property, plant
  and equipment, net..............    (1,794.3)   (1,703.8)   (1,632.5)    (1,797.5)     (1,703.8)     (1,632.5)            3.2
Construction in progress--TyCom
  Global Network..................    (2,247.7)     (111.1)         --     (2,247.7)       (111.1)           --              --
Purchase of leased property (Note
  3)..............................          --          --      (234.0)          --            --        (234.0)             --
Acquisition of businesses, net of
  cash acquired...................    (8,800.2)   (4,246.5)   (4,546.8)   (10,956.6)     (4,246.5)     (4,546.8)             --
Cash paid for purchase accounting
  and holdback/earn-out
  liabilities.....................      (894.4)     (544.2)     (354.4)      (894.4)       (544.2)       (354.4)             --
Disposal of businesses, net of
  cash sold.......................       904.4        74.4       926.8        904.4          74.4         926.8              --
Capital contribution..............          --          --          --       (675.0)           --            --              --
Net (increase) decrease in
  investments.....................      (142.8)     (353.4)       10.5       (142.8)       (353.4)         10.5              --
Other.............................      (177.2)      (52.9)      (13.7)      (177.2)        (52.9)        (13.7)             --
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
  Net cash (used in) provided by
    investing activities..........   (11,638.6)   (6,937.5)   (5,844.1)   (15,986.8)     (6,937.5)     (5,844.1)        1,219.0
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net proceeds from (repayments of)
  debt (Note 28)..................     5,255.6       680.4     2,943.8      8,535.6         680.4       2,943.8        (3,280.0)
Proceeds from sale of common
  shares..........................     2,196.6          --          --      2,196.6            --            --              --
Proceeds from exercise of options
  and warrants....................       545.0       355.3       872.4        545.0         355.3         872.4              --
Net proceeds from sale of common
  shares by subsidiary............          --     2,130.7          --           --       2,130.7            --              --
Dividends paid....................       (90.0)      (86.2)     (187.9)       (90.0)        (86.2)       (187.9)             --
Repurchase of common shares by
  subsidiary......................    (1,326.1)   (1,885.1)     (637.8)    (1,326.1)     (1,885.1)       (637.8)             --
Repurchase of common shares of
  subsidiary......................      (270.0)         --          --       (270.0)           --            --              --
Capital contribution..............          --          --          --           --            --            --           675.0
Other.............................       (15.4)      (29.8)       (7.1)       (15.4)        (29.8)         (7.1)             --
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
  Net cash provided by (used in)
    financing activities..........     6,295.7     1,165.3     2,983.4      9,575.7       1,165.3       2,983.4        (2,605.0)
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS............     1,322.4      (497.2)      689.1        514.4        (497.2)        689.1        (1,348.4)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD.............     1,264.8     1,762.0     1,072.9      1,264.8       1,762.0       1,072.9         2,156.4
                                    ----------   ---------   ---------   ----------     ---------     ---------      ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD.......................  $  2,587.2   $ 1,264.8   $ 1,762.0   $  1,779.2     $ 1,264.8     $ 1,762.0      $    808.0
                                    ==========   =========   =========   ==========     =========     =========      ==========
SUPPLEMENTARY CASH FLOW
  DISCLOSURE:
Interest paid.....................  $  1,549.4   $   814.2   $   509.1   $    896.5     $   814.2     $   509.1      $    652.9
                                    ==========   =========   =========   ==========     =========     =========      ==========
Income taxes paid (net of
  refunds)........................  $    754.3   $   454.7   $   209.7   $    722.9     $   454.7     $   209.7      $     31.4
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

                 See Notes to Consolidated Financial Statements and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda ("Tyco"), and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company") and have been prepared in United States dollars in accordance with generally accepted accounting principles in the United States ("GAAP"). On June 1, 2001, a subsidiary of the Company acquired The CIT Group, Inc. ("CIT"), an independent commercial finance company, now Tyco Capital Corporation. The Company's audited Consolidated Financial Statements are presented along with the unaudited Consolidating Financial Statements of Tyco Industrial and Tyco Capital in order to provide a more comprehensive analysis of the components of our businesses. The Company includes this presentation because the businesses within the Tyco Industrial operations (diversified manufacturing) and the Tyco Capital operations (financial services) are significantly different from one another with different key performance indicators for their respective industries. The consolidating separate financial statements of Tyco Industrial and Tyco Capital are unaudited and should be read in conjunction with the Company's audited Consolidated Financial Statements.

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

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FIRE AND SECURITY SERVICES

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

    FINANCING AND LEASING ASSETS--Tyco Capital provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loans and leases are referred to as finance receivables. Financing and leasing assets consist of finance receivables, finance receivables held for sale, net book value of operating lease equipment and certain investments.

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

Buildings and related improvements.......  5 to 50 years
Leasehold improvements and equipment
  leased to others.......................  Remaining term of the lease
Subscriber systems.......................  10 to 14 years
Other plant, machinery, equipment and
  furniture and fixtures.................  2 to 25 years
TyCom Global Network--placed in
  service................................  15 years

    The TGN is being constructed and is recorded at cost on the Consolidated Balance Sheets as Construction in progress--TyCom Global Network. When certain geographic segments of the TGN are completed and are available for capacity sales, the costs of that segment are removed from construction in progress and reclassified to placed in service. The portion of the TGN that has been placed in service is recorded on the Consolidated Balance Sheet as TyCom Global Network--placed in service.

    Equipment leased to others by Tyco Capital is also included in property, plant and equipment. Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material.

    GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill, net was $29,790.8 million and $13,723.0 million at September 30, 2001 and 2000, respectively. Accumulated amortization amounted to $1,556.5 million and $959.3 million at September 30, 2001 and 2000, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) associated with acquisitions consummated after June 30, 2001 is not being amortized. All other goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years through September 30, 2001. See "ACCOUNTING PRONOUNCEMENTS" within Note 1 for more information on SFAS No. 142.

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

    The Company purchases residential monitoring contracts from an external network of independent dealers who operate under ADT's authorized dealer program. The purchase price of the customer contracts is recorded as an intangible asset and amortized to selling, general and administrative expense on a straight-line basis over the period of the economic benefits expected to be obtained from the customer relationships, which is presently estimated to be ten years. The resulting pattern of amortization approximates the pattern in which the Company estimates it will obtain those benefits and considers customer attrition. The Company incurs costs associated with maintaining and operating its dealer program, including brand advertising, and for due diligence performed by the Company with respect to contracts offered by the dealers for purchase. Dealers reimburse the Company a non-refundable amount for each of the accounts purchased representing their reimbursement of those costs described above. The Company recognizes this non-refundable charge at the time the contract is accepted for purchase. The costs incurred by the Company and the related reimbursements are included in selling, general and administrative expenses within the Consolidated Statements of Operations. For Fiscal 2001, 2000 and 1999, dealer reimbursements in excess of the corresponding costs incurred by the Company, net of the related amortization, were $98.8 million, $53.5 million and $33.6 million, respectively. During the first six to twelve months after purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer of the full amount of the contract purchase price. The Company records the chargeback amount from the dealer as a reduction of the previously recorded intangible asset.

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

    Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounted for under the cost method of accounting. At September 30, 2001 and 2000, such investments were recorded at the lower of cost or estimated net realizable value.

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

    Revenue from the sale of products is recognized according to the terms of the sales arrangement, which is customarily when the products reach the free-on-board shipping point. Revenue from the sale

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of services is recognized as services are rendered. Subscriber billings for services not yet rendered are deferred and taken into income as earned, and the deferred element is included in accrued expenses and other current liabilities or other long-term liabilities, as appropriate. Management believes that service revenue and cost of service revenue slightly exceeded 10% of the Company's net revenue for fiscal 2001, 2000 and 1999. However, our accounting processes compiled operating results on the basis of net revenue by business segment rather than segregating product and service revenue and the associated costs. We will begin to report product and service revenue and the associated costs separately commencing with our fiscal year ending September 30, 2002 for all periods presented.

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

    Certain of the Company's long-term contracts have warranty contingencies. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. These costs are included in total estimated contract costs accrued over the construction period of the respective contracts under percentage-of-completion accounting. In addition, certain product sales also have normal warranty provisions. The Company accrues reserves for estimated product warranty costs when it is probable that a liability exists, so long as the amount can be reasonably estimated.

    The Company's global undersea fiber optic network, on which it sells bandwidth capacity, is known as the TGN. For the sale of bandwidth capacity with an indefeasible right of use, the Company recognizes revenue under sales-type lease accounting. Under sales-type lease accounting, revenue is recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when that portion of the system is available for sale, the purchaser and seller are bound by the terms of a contract, and the purchaser obtains the right to use the capacity. For contracts that do not meet sales-type lease accounting, the Company recognizes revenue as an operating lease over the service period.

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

    Finance income includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of return for periods in which Tyco Capital has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

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

    RESEARCH AND DEVELOPMENT--Research and development expenditures are expensed when incurred and are included in cost of revenue. Customer-funded research and development are costs incurred by Tyco that are reimbursed by customers. There is no net impact on research and development expense on the Consolidated Statement of Operations for customer-funded research and development. Research and development expense in our Consolidated Statement of Operations reflects company-sponsored research and development only.

    ADVERTISING--Advertising costs are expensed when incurred and are included in selling, general, administrative and other costs and expenses.

    SALE OF COMMON SHARES OF A SUBSIDIARY--Gains on the sale of all common shares issued by a subsidiary are included in the Consolidated Statement of Operations.

    TRANSLATION OF FOREIGN CURRENCY--Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars, other than

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive (loss) income within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for the assets and liabilities of these subsidiaries are included in net income.

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

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include merger, restructuring and other unusual charges (credits), purchase accounting reserves, allowances for doubtful accounts receivable, reserve for credit losses, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates.

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

                            TYCO INTERNATIONAL LTD.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK SPLITS--Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on October 21, 1999, effected in the form of a 100% stock dividend (see Note 13).

2. ACQUISITIONS AND DIVESTITURES

    FISCAL 2001

    During Fiscal 2001, the Company purchased businesses for an aggregate cost of $19,554.2 million, consisting of $8,800.2 million in cash, net of $2,499.8 million of cash acquired, and the issuance of approximately
211.2 million common shares valued at $10,435.4 million, plus the fair value of options assumed of $318.6 million. The Company purchased all of the voting equity interests in each of the businesses acquired. During Fiscal 2001, $788.7 million of cash was paid during the year for purchase accounting liabilities related to current and prior years' acquisitions, including
$68.7 million in transaction costs paid related to the acquisition of CIT. In addition, the Company paid approximately $105.7 million relating to holdback and earn-out liabilities primarily related to certain prior year acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquired company's net assets, or purchase price paid over time. "Earn-out" liabilities are payments to the seller that are the result of the acquired company having achieved certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth over a specified period of time, and are accrued when the milestones are met and contingent consideration becomes determinable and distributable. At
September 30, 2001, the Company had a contingent liability of $100 million related to the acquisition of Com-Net by the Electronics segment. The Company is required to pay $20 million on May 14, 2002 only if the State of Florida does not cancel the contract for the construction of a communications system prior to that date. The remaining $80 million is payable to the former shareholders of Com-Net only after the construction and installation of the communications system is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. The $100 million is not accrued at September 30, 2001, as the outcome of these contingencies cannot be reasonably determined. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and Tyco common shares and net proceeds from the disposal of businesses. Fair value of debt of acquired companies aggregated $40,643.2 million, including $39,050.9 million of debt of CIT. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the Company's consolidated results from their respective acquisition dates.

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

    At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. Purchase price allocations

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) for certain Fiscal 2001 acquisitions are preliminary. As the Company finalizes integration/exit plans, it expects to recognize additional purchase accounting liabilities. Several factors impact the finalization of integration/exit plans, such as identifying acquired facilities that are duplicative of Tyco's existing operations. Once this is determined, approval needs to be obtained from management having the appropriate level of authority, the estimated cost of the integration/exit activities needs to be determined and negotiation with employee bargaining groups needs to be completed in order to finalize the plan. As a result, final adjustments often extend to the end of the one year period after acquisition. In addition, as valuation data are obtained, the Company will record adjustments to the fair value of net assets acquired. Additional purchase accounting liabilities increase the amount of goodwill recorded, and changes to the fair value of net assets could increase or decrease goodwill. The Company expects to record adjustments to goodwill related to its acquisition of CIT, in addition to other acquired companies acquired in Fiscal 2001. However, the Company does not expect the impact of any of these adjustments to be material to its financial statements. As a result of acquisitions completed in Fiscal 2001, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2001, the Company recorded approximately $19,902.1 million in goodwill and other intangible assets in Fiscal 2001.

    Acquisitions were an important part of Tyco's growth during Fiscal 2001. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. The Company begins formulating exit plans as part of the acquisition approval process. Tyco determines what it is willing to pay for an acquisition, partially based on its expectation that it can cost effectively integrate the products and services of an acquired company into Tyco's existing infrastructure and improve earnings by removing costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilizes existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targets companies that are perceived to be experiencing depressed financial performance. All of these factors contribute to acquisition prices in excess of the fair value of identifiable net assets acquired and the resultant goodwill.

    The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for purchase acquisitions completed in Fiscal 2001, adjusted to reflect changes in fair values

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for acquisitions completed prior to Fiscal 2001 ($ in millions):

                                                                           ALL OTHER
                                                                 CIT      ACQUISITIONS
                                                              ---------   ------------
Receivables.................................................  $   338.5    $ 1,389.5
Inventories.................................................         --      1,081.6
Finance receivables.........................................   30,203.3           --
Property, plant and equipment...............................    7,159.3      1,575.9
Goodwill and other intangible assets........................    6,629.6     13,272.5
Other assets................................................    6,651.3      1,123.5
                                                              ---------    ---------
                                                               50,982.0     18,443.0
                                                              ---------    ---------
Accounts payable............................................      483.6        823.3
Accrued expenses and other current liabilities..............    3,468.6      2,347.0
Holdback/earn-out liability.................................         --        305.9
Fair value of debt assumed..................................   39,050.9      1,592.3
Other long-term liabilities.................................      679.8      1,119.4
                                                              ---------    ---------
                                                               43,682.9      6,187.9
                                                              ---------    ---------
                                                              $ 7,299.1    $12,255.1
                                                              =========    =========
Cash consideration paid (net of $2,156.4 and 343.4 million
  respectively of cash acquired)............................  $   330.0    $ 8,470.2
Share consideration paid and fair value of stock options
  assumed(1)................................................    6,969.1      3,784.9
                                                              ---------    ---------
                                                              $ 7,299.1    $12,255.1
                                                              =========    =========

------------------------

(1) The value of common shares issued is based upon the average of the volume-weighted average trading prices on the New York Stock Exchange for three days before and three days after the measurement date. The stock options assumed relate to the acquisition of CIT in the third quarter of fiscal 2001. The value of the stock options was determined using the Black-Scholes valuation model based on the following assumptions: 39.0% volatility; two-year expected life for in-the-money options and three-year expected life for out-of-the-money options, except if the remaining term of the options was less, in which case one-half of the remaining term was used; annual dividends of $0.05; and risk-free interest rates based on U.S. stripped Treasuries.

    Fiscal 2001 purchase acquisitions include, among others, Mallinckrodt Inc. ("Mallinckrodt") and CIGI Investment Group, Inc. ("CIGI") in October 2000, InnerDyne, Inc. ("InnerDyne") and Lucent Technologies' Power Systems business unit ("LPS") in December 2000, Simplex Time Recorder Co. ("Simplex") in
January 2001, Scott Technologies, Inc. ("Scott") in May 2001, CIT in June 2001 and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") in July 2001. Mallinckrodt, a global healthcare company with products used primarily for respiratory care, diagnostic imaging and pain relief, was purchased for approximately 65.2 million Tyco common shares valued at $3,096.9 million and has been integrated within the Healthcare and Specialty Products segment. CIGI, a designer and manufacturer of inductors and isolation transformers for telecommunications applications, primarily modems, Digital Subscriber Lines (DSL) and network equipment, was purchased for approximately 2.3 million Tyco common shares valued at $118.9 million, plus cash of $29.6 million, and has been integrated within the Electronics segment. InnerDyne, a manufacturer and distributor of patented radial dilating access devices used in minimally invasive medical surgical procedures, was purchased for approximately 3.2 million Tyco common shares valued at $178.0 million and has been integrated within the Healthcare and Specialty Products segment. LPS, a

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) provider of a full line of energy solutions and power products for telecommunications service providers and for the computer industry, was purchased for approximately $2,501.0 million in cash and has been integrated within the Electronics segment. Simplex, a manufacturer of fire and security products and communications systems including control panels, detection devices and system software, was purchased for approximately $1,094.7 million in cash and has been integrated within the Fire and Security Services segment. Scott, a designer and manufacturer of respiratory systems and other life-saving devices for the firefighting and aviation markets, was purchased for approximately
7.5 million Tyco common shares valued at $391.1 million and has been integrated within the Fire and Security Services segment. CIT was purchased for $9,455.5 million, consisting of: the issuance of approximately 133.0 million Tyco common shares, valued at $6,650.5 million, for approximately 73% of the outstanding shares of CIT; a cash payment of $2,486.4 million to Dai-Ichi Kangyo Bank, Limited for the purchase of approximately 27% of the outstanding shares of CIT; and options assumed valued at $318.6 million. The $9,455.5 million purchase price plus $29.2 million in acquisition related costs incurred by Tyco Industrial have been reflected on Tyco Capital's Consolidated Balance Sheet as a contribution by Tyco, in accordance with "push-down" accounting for business combinations. In addition, $22.3 million was paid by Tyco Industrial for acquisition related costs and have been reflected on Tyco Capital's Consolidated Balance Sheet as an additional capital contribution. The $22.3 million of acquisition related costs incurred by Tyco includes payments totaling
$20.0 million to Mr. Frank Walsh, a director of Tyco at the time of the CIT acquisition, and to a charitable organization specified by such director.
Mr. Walsh was instrumental in bringing about the acquisition. These payments were not recurring internal costs, as Mr. Walsh was not an employee of Tyco. The payments were direct and incremental costs incurred in connection with the acquisition of CIT and, accordingly, were included as part of the purchase price for CIT. SecurityLink, a provider of electronic security systems to residential, commercial and government customers, was purchased for cash of approximately $1,000.0 million and has been integrated within the Fire and Security Services segment. In addition to the acquisitions listed above, Tyco paid cash of $994.6 million to acquire approximately 1.0 million customer contracts for electronic security services through its dealer program and $3,193.7 million to acquire approximately 230 other smaller companies. These acquisitions were comprised primarily of businesses which: manufacture a broad range of electronic products; provide electronic security services; manufacture fire and security products, valves and related products; and manufacture a wide range of products used in the disposable medical products industry as well as other plastic products. All acquisitions were integrated within the Fire and Security Services, Electronics, or Healthcare and Specialty Products segments.

    In connection with the acquisition of Mallinckrodt, the Company wrote off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $184.3 million. The purchased IPR&D was written off during the quarter ended December 31, 2000. Management determined the value of the purchased IPR&D using, among other factors, appraisals. The value of the purchased IPR&D was based primarily on the value of the various projects utilizing the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and
(iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

    As of the Mallinckrodt acquisition date, there were several projects under development at different stages of completion. The primary basis for determining the technological feasibility of these projects

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) was obtaining Food and Drug Administration ("FDA") approval. As of the acquisition date, none of the IPR&D projects had received FDA approval. In assessing the technological feasibility of a project, consideration was also given to the level of complexity and future technological hurdles that each project had to overcome prior to being submitted to the FDA for approval. As of the acquisition date, none of the IPR&D projects was considered to be technologically feasible or to have any alternative future use.

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

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 2001 purchase acquisitions, excluding CIT ($ in millions):

                                                                                        DISTRIBUTOR &
                                                                                          SUPPLIER
                                                                                        CANCELLATION
                                              SEVERANCE              FACILITIES             FEES         OTHER
                                        ---------------------   ---------------------   -------------   --------
                                        NUMBER OF               NUMBER OF
                                        EMPLOYEES    RESERVE    FACILITIES   RESERVE       RESERVE      RESERVE     TOTAL
                                        ----------   --------   ----------   --------   -------------   --------   --------
Original liabilities established......     9,916     $ 366.1          349     $282.9       $179.9       $  192.4   $1,021.3
Fiscal 2001 utilization...............    (7,847)     (203.2)        (172)     (21.6)       (94.3)        (140.9)    (460.0)
                                          ------     -------     --------     ------       ------       --------   --------
Ending Balance at September 30,
  2001................................     2,069     $ 162.9          177     $261.3       $ 85.6       $   51.5   $  561.3
                                          ======     =======     ========     ======       ======       ========   ========

    The following table summarizes the purchase accounting liabilities recorded in connection with the CIT acquisition ($ in millions):

                                                                                        DISTRIBUTOR &
                                                                                          SUPPLIER
                                                                                        CANCELLATION
                                              SEVERANCE              FACILITIES             FEES         OTHER
                                        ---------------------   ---------------------   -------------   --------
                                        NUMBER OF               NUMBER OF
                                        EMPLOYEES    RESERVE    FACILITIES   RESERVE       RESERVE      RESERVE     TOTAL
                                        ----------   --------   ----------   --------   -------------   --------   --------
Original liabilities established......       354     $  47.2           --     $ 19.3       $   --       $   32.2   $   98.7
Fiscal 2001 utilization...............      (354)      (20.2)                  (19.3)          --          (29.2)     (68.7)
                                          ------     -------     --------     ------       ------       --------   --------
Ending Balance at September 30,
  2001................................        --     $  27.0           --     $   --       $   --       $    3.0   $   30.0
                                          ======     =======     ========     ======       ======       ========   ========

    Purchase accounting liabilities recorded during Fiscal 2001 consist of $413.3 million for severance and related costs; $302.2 million for costs associated with the shut down and consolidation of certain acquired facilities, including unfavorable leases, lease terminations and other related fees, and other costs; $179.9 million for distributor and supplier contractual cancellation fees; and $224.6 million for transaction and other costs. These purchase accounting liabilities relate primarily to the acquisitions of Mallinckrodt, LPS, CIT, Simplex and SecurityLink.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    In connection with the Fiscal 2001 purchase acquisitions, the Company began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 349 facilities. The costs of employee termination benefits relate to the elimination of 6,651 positions in the United States, 1,559 positions in Europe, 1,354 positions in the Asia-Pacific region and 706 positions in Canada and Latin America, consisting primarily of manufacturing and distribution, administrative, technical, and sales and marketing personnel. Facilities designated for closure include 226 facilities in the United States, 54 facilities in Europe, 48 facilities in the Asia-Pacific region and 21 facilities in Canada and Latin America, consisting primarily of manufacturing plants, distribution facilities, sales offices, corporate administrative facilities and research and development facilities. At September 30, 2001, 8,201 employees had been terminated and 172 facilities had been closed or consolidated.

    In connection with the purchase acquisitions consummated during Fiscal 2001, liabilities for approximately $189.9 million for severance and related costs, $261.3 million for the shutdown and consolidation of acquired facilities, $85.6 million for distributor and supplier contractual cancellation fees and $54.5 million in transaction and other direct costs remained on the Consolidated Balance Sheet at September 30, 2001. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for certain long-term contractual obligations. In addition, holdback/earn-out liabilities of $251.3 million remained on the Consolidated Balance Sheet, of which $124.9 million are included in accrued expenses and other current liabilities and $126.4 million are included in other long-term liabilities as of September 30, 2001.

    During Fiscal 2001, the Company reduced its estimate of purchase accounting liabilities recorded in prior years by $68.9 million primarily because costs were less than originally anticipated. Goodwill and related deferred tax assets were reduced by corresponding amounts. In addition, the Company finalized its business plans for the exiting of businesses and the termination of employees in connection with the Fiscal 2000 acquisitions and integration of the electronic OEM business of Thomas & Betts, Kitamura Valve Manufacturing Company, AFC Cable Systems, Inc., Critchley Group PLC, Siemens Electromechanical Components GmbH & Co. KG, Flow Control Technologies, S.A., among others, and as a result recorded $103.7 million of additional purchase accounting liabilities. The Company has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. In addition, the Company is still in the process of obtaining information to finalize estimates for the fair values of certain assets acquired and liabilities assumed.

    In October 2000, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses and investments of $406.5 million, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, including $60.7 million of special, non-recurring bonuses paid to key employees.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 2001 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data for the year ended September 30, 2000 has been revised to reflect the effect of businesses acquired during fiscal 2000. This revision has no effect on the historical consolidated financial statements of the Company.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
($ IN MILLIONS, EXCEPT PER SHARE DATA)                         2001(1)       2000(2)(3)
--------------------------------------                        ---------      ----------
Total revenues and other income.............................  $43,666.5      $46,260.9
Income before extraordinary items and cumulative effect of
  accounting changes........................................    4,643.3        4,467.9
Net income..................................................    3,934.0        4,429.1
Net income per common share:
  Basic.....................................................       2.07           2.33
  Diluted...................................................       2.04           2.30

------------------------------

(1) Includes a net gain on sale of businesses and investments of $276.6 million and a net gain on sale of common shares of a subsidiary of $64.1 million, partially offset by a decrease of $241.1 million related to a change in revenue recognition policies to conform to SAB 101. Income also includes net restructuring and other unusual and impairment charges of $538.6 million.

(2) Includes an unusual gain of $1,760.0 million on the sale by a subsidiary of its common shares. Income also includes net unusual and impairment charges of $275.3 million.

(3) The amounts as previously reported for the year ended September 30, 2000 were as follows: total revenues and other income of $43,003.9 million, income before extraordinary items and cumulative effect of accounting changes of $4,640.8 million, net income of $4,600.4 million, net income per basic common share of $2.42, and net income per diluted common share of $2.39.

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

    FISCAL 2000

    During Fiscal 2000, the Company purchased approximately 200 companies and business lines for an aggregate cost of $4,917.9 million, consisting of $4,246.5 million in cash, net of $243.1 million of cash acquired, and the issuance of approximately 15.6 million common shares valued at $671.4 million. Of this $4,246.5 million, Tyco paid $500.1 million for approximately 550,000 customer contracts for electronic security services through its dealer program. In addition, $544.2 million of cash was paid during Fiscal 2000 for purchase accounting liabilities related to 2000 and prior years' acquisitions. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Fair value of debt of acquired companies aggregated $244.1 million. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of acquisitions completed in Fiscal

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to Fiscal 2000, the Company recorded approximately $5,206.8 million in goodwill and other intangible assets.

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

    The following table summarizes the purchase accounting liabilities recorded in connection with the Fiscal 2000 purchase acquisitions ($ in millions):

                                                                                         DISTRIBUTOR &
                                                                                           SUPPLIER
                                                                                         CANCELLATION
                                               SEVERANCE              FACILITIES             FEES         OTHER
                                         ---------------------   ---------------------   -------------   --------
                                         NUMBER OF               NUMBER OF
                                         EMPLOYEES    RESERVE    FACILITIES   RESERVE       RESERVE      RESERVE     TOTAL
                                         ----------   --------   ----------   --------   -------------   --------   --------
Original liabilities established.......     7,215     $ 273.9        102       $ 62.7       $ 32.3        $ 57.3    $ 426.2
Fiscal 2000 utilization................    (4,023)     (155.6)       (53)       (30.0)       (21.3)        (20.9)    (227.8)
                                           ------     -------       ----       ------       ------        ------    -------
Ending balance at September 30, 2000...     3,192       118.3         49         32.7         11.0          36.4      198.4
Fiscal 2001 utilization................    (4,962)      (98.2)       (65)       (31.1)       (10.8)        (26.1)    (166.2)
Additions to Fiscal 2000 acquisition
  liabilities..........................     3,842        35.6         86         36.5          6.5          25.4      104.0
Reclassifications......................        --         1.0         --         (1.4)          --           0.1       (0.3)
Reduction of estimates of Fiscal 2000
  acquisition liabilities..............      (515)      (15.7)        (9)        (9.8)        (1.4)         (6.4)     (33.3)
                                           ------     -------       ----       ------       ------        ------    -------
Ending balance at September 30, 2001...     1,557     $  41.0         61       $ 26.9       $  5.3        $ 29.4    $ 102.6
                                           ======     =======       ====       ======       ======        ======    =======

    Purchase accounting liabilities recorded during Fiscal 2000 consist of $273.9 million for severance and related costs, $62.7 million for costs associated with the shut down and consolidation of certain acquired facilities, $32.3 million for distributor and supplier contractual cancellation fees and $57.3 million for transaction and other direct costs. The $273.9 million of severance and related costs covers employee termination benefits for approximately 7,215 employees located throughout the world, consisting primarily of manufacturing and distribution employees to be terminated as a result of the shut down and consolidation of production facilities and, to a lesser extent, administrative, technical and sales and marketing personnel. At September 30, 2001, 8,985 employees had been terminated and $41.0 million in severance and related costs remained on the Consolidated Balance Sheet. The Company expects that the remaining employee terminations will be completed in Fiscal 2002.

    The $62.7 million of exit costs are associated with the closure and consolidation of 102 facilities located primarily in the Asia-Pacific region and the United States. These facilities include manufacturing plants, sales offices, corporate administrative facilities and research and development facilities. Included within these costs are accruals for non-cancelable leases associated with certain of these facilities. Approximately 118 facilities had been closed or consolidated at September 30, 2001. The remaining facilities are primarily small manufacturing plants, which are expected to be shut down in Fiscal 2002. Expenses in connection with the closure of these remaining facilities, as well as the

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) rental payments under non-cancelable leases (less any expected sublease income for facilities already closed), comprise the approximately $26.9 million for facility related costs remaining on the Consolidated Balance Sheet at September 30, 2001.

    During Fiscal 2001, the Company reduced its estimate of purchase accounting liabilities relating primarily to Fiscal 2000 acquisitions by $33.3 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These reductions resulted primarily from costs being less than originally anticipated.

    Also during Fiscal 2001, the Company reclassified certain amounts in the preceding table related to the categorization of accruals for Fiscal 2000 acquisitions and related to certain fair value adjustments related to the write-down of assets.

    During Fiscal 2000, the Company sold certain of its businesses, primarily within the Healthcare and Specialty Products segment, for net proceeds of approximately $74.4 million in cash.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 2000 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future. The pro forma data for the year ended
September 30, 1999 has been revised to reflect the effect of businesses acquired during fiscal 1999. This revision has no effect on the historical consolidated financial statements of the Company.

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                                2000(1)       1999(2)(3)
                                                              ------------   ------------
(IN MILLIONS, EXCEPT PER SHARE DATA)
Total revenues and other income.............................    $32,208.0      $27,553.2
Income before extraordinary items...........................      4,480.0          914.9
Net income..................................................      4,479.8          868.9
Net income per common share:
  Basic.....................................................         2.65           0.52
  Diluted...................................................         2.61           0.51

------------------------------

(1) Includes an unusual gain of $1,760.0 million on the sale of common shares by a subsidiary. Income also includes net unusual and impairment charges of $275.3 million.

(2) Includes net unusual and impairment charges of $1,542.7 million.

(3) The amounts as previously reported for the year ended September 30, 1999 were as follows: total revenues and other income of $25,633.3 million, income before extraordinary items of $976.8 million, net income of $931.1 million, net income per basic common share of $0.57, and net income per diluted common share of $0.56.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)

    FISCAL 1999

    During Fiscal 1999, the Company acquired approximately 230 companies and business lines for an aggregate cost of $5,996.4 million, consisting of $4,546.8 million in cash, net of $296.2 million of cash acquired, and the issuance of 32.4 million common shares valued at $1,449.6 million. Of this $4,546.8 million, Tyco paid $387.0 million for approximately 360,000 customer contracts for electronic security systems through its dealer program. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Fair value of debt of acquired companies aggregated $926.9 million. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, the Company recorded approximately $5,807.9 million in goodwill and other intangible assets. At September 30, 2001, there remained on the Consolidated Balance Sheet purchase accounting liabilities of $34.5 million for employee severance (principally for payments to employees already terminated), facility related costs (principally for rents under non-cancelable leases for vacated premises) and other costs.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Fiscal 1999 acquisitions and divestitures had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions and divestitures had occurred as of the beginning of the period presented or that may be obtained in the future.

                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1999
                                                              -------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)
Total revenues and other income.............................       $24,228.1
Income before extraordinary items...........................           845.4
Net income..................................................           799.4
Net income per common share:
  Basic.....................................................            0.48
  Diluted...................................................            0.47

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

------------------------
(1) Includes merger, restructuring and other unusual charges of $414.6 million and impairment charges of $76.0 million related primarily to the merger with U.S. Surgical, and restructuring and other unusual charges of $275.3 million, of which $55.2 million is included in cost of revenue, and impairment charges of $236.7 million related to AMP's profit improvement plan. Also includes a credit of $8.3 million representing a revision of estimates related to the Company's 1997 merger, restructuring and other unusual accruals.

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

                            TYCO INTERNATIONAL LTD.

6. DEBT (CONTINUED)

TYCO INDUSTRIAL

    In November 2000, Tyco Industrial completed a private placement offering of $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. In December 2000, Tyco filed a registration statement registering the securities for resale by the holders. Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 10.3014 Tyco common shares if certain conditions, which are described below, are met. The Company may be required to repurchase the securities at the accreted value at the option of the holders on November 17, 2003, 2005, 2007 or 2014. The net proceeds were used to finance acquisitions and to repay borrowings under the commercial paper program of Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco and Tyco's corporate finance subsidiary, which is included as part of Tyco Industrial.

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

    In February 2001, TIG completed a private placement offering of $3,035,000,000 principal amount at maturity of zero coupon convertible debentures due 2021, which are fully and unconditionally guaranteed by Tyco, for aggregate net proceeds of approximately $2,203,400,000. In April 2001, Tyco filed a registration statement registering the securities for resale by the holders. Each $1,000 principal amount at maturity debenture was issued at 74.165% of principal amount at maturity, accretes at a rate of 1.5% per annum and is convertible into 8.6916 Tyco common shares if certain conditions, which are described below, are met. TIG would be required to repurchase the securities at the accreted value on February 12, 2003, 2005, 2007, 2009 or 2016 if the debenture holders exercise their option to redeem the debentures. If the February 12, 2003 option is exercised, TIG may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. The net proceeds were used primarily to repay borrowings under TIG's commercial paper program.

    If rating agencies downgrade Tyco Industrial's debt to below investment grade status, the Company may be required to repurchase its Y30 billion (U.S. $252 million) 3.5% notes due 2030 and receivables previously sold under our third-party sale of accounts receivable program. Amounts outstanding under these receivables programs aggregated approximately $608 million as of September 30, 2001. In addition, a rating of below investment grade status would cause the interest rate on our $400 million 7.2% notes due 2008 to increase to 8.2%, until such time that the rating becomes investment grade by both S&P and Moody's.

                            TYCO INTERNATIONAL LTD.

6. DEBT (CONTINUED)
    The $4,657.5 million zero coupon convertible debentures due 2020 and $3,035.0 million zero coupon convertible debentures due 2021 may be converted into Tyco common shares at the option of the holder if any one of the following conditions is satisfied for the relevant debentures:

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

    The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at September 30, 2001 as shown in the following table:

                                                   ZERO COUPON      ZERO COUPON
                                                   CONVERTIBLE      CONVERTIBLE
                                                   DEBENTURES       DEBENTURES
                                                    DUE 2020         DUE 2021
                                                   -----------      -----------
Stock price at September 30, 2001................    $45.50           $45.50
Accreted conversion price per common share at
  September 30, 2001(1)..........................    $72.53           $85.65

------------------------

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

                            TYCO INTERNATIONAL LTD.

6. DEBT (CONTINUED)
    The impact of Tyco Industrial's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on Tyco Industrial's reported interest expense was a reduction of $9.7 million, $6.6 million and $0.9 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

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
                                           =========     =========     ========      ========      ========

7. SALE OF ACCOUNTS RECEIVABLE

    Tyco Industrial has an agreement under which several of its operating subsidiaries sell a defined pool of trade accounts receivable to a limited purpose subsidiary of the Company. The subsidiary, a separate corporate entity, holds these receivables and sells participating interests in such accounts receivable to financiers who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to the limited purpose subsidiary. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. The availability under the program is $500 million. At September 30, 2001 and 2000, $466 million and $450 million, respectively, was utilized under the program. The proceeds from the sales were used to reduce borrowings under TIG's commercial paper program and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the cost that the limited purpose subsidiary would incur if it were to issue commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general, administrative and other costs and expenses in the Consolidated Statements of Operations. Such discount aggregated $25.3 million, $25.7 million, and $15.7 million, or 5.3%, 6.6% and 5.6% of the weighted-average balance of the receivables outstanding, during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The operating subsidiaries retain collection and administrative responsibilities for the participating interests in the defined pool.

                            TYCO INTERNATIONAL LTD.

7. SALE OF ACCOUNTS RECEIVABLE (CONTINUED)
    In September 2001, TIG entered into a separate agreement to sell a defined pool of trade accounts receivable from time to time to a financial institution in Europe. The terms and conditions of the agreement are substantially similar to the program discussed above, although in this case there is no limited purpose subsidiary acting as an intermediary. The availability under this program is $175.0 million. TIG sold certain accounts receivable under this program for net proceeds of $160.0 million, which is net of a discount of $1.4 million.

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

    Tyco Capital also exchanges variable rate interest on certain of its debt for fixed rate amounts. These interest rate swaps are designated as cash flow hedges. Unrealized gains and losses on the effective portion of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income within the Consolidated Statements of Shareholders' Equity. Assuming no change in interest rates, $13.5 million would be credited to earnings in Fiscal 2002 as contractual cash payments are made. For the period June 2 through September 30, 2001, the ineffective portion of

                            TYCO INTERNATIONAL LTD.

8. FINANCIAL INSTRUMENTS (CONTINUED)
changes in the fair value of cash flow hedges amounted to $3.9 million and has been recorded as a reduction to interest expense.

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

9. INCOME TAXES

    The provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Notional U.S. federal income taxes at the statutory rate....  $2,170.7   $2,262.7   $ 596.8

Adjustments to reconcile to the Company's income tax
  provision:
  U.S. state income tax provision, net......................      88.3       46.7      33.6
  Asset impairments in low-rate jurisdictions...............       1.2        6.4      43.5
  Non-U.S. net earnings.....................................    (920.4)    (495.6)   (216.5)
  Nondeductible charges.....................................     194.7      140.8     139.2
  Other.....................................................     (54.6)     (35.0)     40.9
                                                              --------   --------   -------
  Provision for income taxes................................   1,479.9    1,926.0     637.5
  Deferred provision........................................     725.6      721.3     191.2
                                                              --------   --------   -------
  Current provision.........................................  $  754.3   $1,204.7   $ 446.3
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

    SHARE OPTIONS--Tyco has granted employee share options which were issued under two fixed share option plans which reserve common shares for issuance to Tyco's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. Tyco has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which Tyco becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and

                            TYCO INTERNATIONAL LTD.

13. SHAREHOLDERS' EQUITY (CONTINUED)
administered under the Incentive Plan but do not count against this limit. At September 30, 2001, there were approximately 32.8 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. Tyco has reserved 100.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 2001, there were approximately 43.4 million shares available for future grant under the LTIP II.

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

                            TYCO INTERNATIONAL LTD.

16. CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
    2001 CHARGES

    During Fiscal 2001, the Electronics, Healthcare and Specialty Products and Fire and Security Services segments recorded charges of $98.6 million, $15.4 million and $6.1 million, respectively, related primarily to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 21.

    2000 CHARGES

    The Healthcare and Specialty Products segment recorded a charge of $99.0 million in Fiscal 2000 primarily related to an impairment in goodwill and other intangible assets associated with the Company exiting the interventional cardiology business of U.S. Surgical discussed in Note 21.

    1999 CHARGES

    The Electronics segment recorded a charge of $431.5 million in Fiscal 1999, which includes $350.1 million related to the write-down of property, plant and equipment, primarily manufacturing and administrative facilities, associated with facility closures throughout AMP's worldwide operations in connection with its profit improvement plan and the combination of facilities as a result of its merger with the Company, approximately $143.6 million of which was taken as part of the AMP profit improvement plan prior to its acquisition by the Company. These restructuring activities are further discussed in Note 21. It also includes an impairment in the value of goodwill and other intangible assets of $81.4 million. The Company evaluated the profitability and products and found that certain product lines were underperforming relative to expectations. As a result of this analysis, which was performed in connection with AMP's profit improvement plan, the book value of goodwill and other intangible assets was deemed impaired and written down to fair value.

    The Healthcare and Specialty Products segment recorded a charge of $76.0 million in Fiscal 1999 relating primarily to the write-down of property, plant and equipment, principally administrative facilities, associated with the consolidation of facilities in U.S. Surgical's operations in the United States and Europe as a result of its merger with the Company. These restructuring activities are further discussed in Note 21.

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

18. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

    In December 1999, the SEC issued SAB 101, in which the SEC Staff expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are relevant to the Company. As required under SAB 101, the Company modified its revenue recognition policies with respect to the installation of electronic security systems (see "REVENUE RECOGNITION" within Note 1). In addition, in response to SAB 101, the Company undertook a review of its revenue recognition practices and identified certain provisions included in a limited number of sales

                            TYCO INTERNATIONAL LTD.

18. CUMULATIVE EFFECT OF ACCOUNTING CHANGES (CONTINUED) arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of Fiscal 2001, the Company changed its method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the Fiscal 2001 Consolidated Statement of Operations.

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

                            TYCO INTERNATIONAL LTD.

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

    During fiscal 2001, the Company recorded a $64.1 million net gain of approximately 5.6 million common shares of TyCom. The gain is net of direct and incremental costs of the transaction, as well as $15.0 million of special, non-recurring bonuses paid to key employees. In addition, in connection with the TyCom IPO, the Company paid special, non-recurring bonuses of approximately $13.1 million to certain employees, which was included on the restructuring and other usual charges (credits), net line in the Consolidated Statement of Operations.

21. MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES, NET

    Merger, restructuring and other unusual charges, net, are as follows ($ in millions):

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

    2001 CHARGES AND CREDITS

    The Electronics segment recorded restructuring and other unusual charges of $334.7 million, of which charges of $74.6 million are included in cost of revenue, related primarily to facility closures within the computer and consumer electronics and communications industries. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES, NET (CONTINUED) lived assets which are discussed in Note 16) related to the Electronics segment recorded in Fiscal 2001 ($ in millions):

                                       SEVERANCE              FACILITIES         INVENTORY    OTHER
                                  --------------------   ---------------------   ---------   --------
                                  NUMBER OF              NUMBER OF
                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE    RESERVE     TOTAL
                                  ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges.............   10,453      $178.2        42        $ 45.4     $ 74.6      $36.5      $334.7
Fiscal 2001 utilization.........   (6,096)      (71.4)      (14)        (10.8)     (74.6)     (17.5)     (174.3)
                                   ------      ------       ---        ------     ------      -----      ------
Ending balance at September 30,
  2001..........................    4,357      $106.8        28        $ 34.6     $   --      $19.0      $160.4
                                   ======      ======       ===        ======     ======      =====      ======

    The cost of announced workforce reductions of $178.2 million includes the elimination of 10,453 positions primarily in the United States and Latin America consisting primarily of manufacturing personnel. Facilities-related costs include the shut-down of 42 facilities primarily in the United States consisting primarily of manufacturing plants. At September 30, 2001, 6,096 employees had been terminated and 14 facilities had been shut down.

    The other charges of $36.5 million consist primarily of vendor commitment cancellations and payments on non-cancelable machinery and equipment leases. In addition to the charges above, the Electronics segment recorded an unusual charge of $51.7 million related to the sale of inventory which had been written-up under purchase accounting. The $51.7 million unusual charge has been included in cost of revenue.

    The Fire and Security Services segment recorded restructuring and other unusual charges of $138.8 million, of which charges of $14.6 million are included in cost of revenue, related primarily to the restructuring of the existing U.S. security business and U.S. fire protection business in connection with the acquisitions of SecurityLink and Simplex and, to a lesser extent, a restructuring of the valves and controls business. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 16) related to the Fire and Security Services segment recorded in Fiscal 2001 ($ in millions):

                                       SEVERANCE              FACILITIES         INVENTORY    OTHER
                                  --------------------   ---------------------   ---------   --------
                                  NUMBER OF              NUMBER OF
                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE    RESERVE     TOTAL
                                  ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges.............    1,864      $26.0        196        $48.3      $ 14.6      $49.9      $138.8
Fiscal 2001 utilization.........     (862)      (9.3)       (69)        (1.5)      (14.6)      (5.7)      (31.1)
                                    -----      -----        ---        -----      ------      -----      ------
Ending balance at September 30,
  2001..........................    1,002      $16.7        127        $46.8      $   --      $44.2      $107.7
                                    =====      =====        ===        =====      ======      =====      ======

    The cost of announced workforce reductions of $26.0 million includes the elimination of 1,864 positions primarily in the United States and Europe consisting primarily of manufacturing, general and administrative and sales and marketing personnel. The cost of facility closures of $48.3 million consists of the shut-down of 196 facilities in the United States, Europe and Canada consisting primarily of sales offices and manufacturing plants. At
September 30, 2001, 862 employees had been terminated and 69 facilities had been shut down.

    The other charges of $49.9 million consist primarily of contract cancellation costs and unusual charges relating to an environmental remediation project.

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES, NET (CONTINUED)
    The Healthcare and Specialty Products segment recorded a net restructuring and other unusual charge of $21.7 million. The $21.7 million net charge consists of charges of $37.3 million, of which charges of $9.0 million are included in cost of revenue, related primarily to the closure of manufacturing plants, partially offset by a credit of $15.6 million representing a revision in estimates of prior years' merger, restructuring and other unusual charges related primarily to the merger with U.S. Surgical. The following table provides information about the restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 16) related to the Healthcare and Specialty Products segment recorded in Fiscal 2001
($ in millions):

                                       SEVERANCE              FACILITIES         INVENTORY    OTHER
                                  --------------------   ---------------------   ---------   --------
                                  NUMBER OF              NUMBER OF
                                  EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE    RESERVE     TOTAL
                                  ---------   --------   ----------   --------   ---------   --------   --------
Fiscal 2001 charges.............    1,100      $19.2          5        $ 1.5      $  9.0      $ 7.6      $ 37.3
Fiscal 2001 utilization.........     (444)      (9.2)        (2)        (0.6)       (9.0)      (1.2)      (20.0)
                                    -----      -----        ---        -----      ------      -----      ------
Ending balance at September 30,
  2001..........................      656      $10.0          3        $ 0.9      $   --      $ 6.4      $ 17.3
                                    =====      =====        ===        =====      ======      =====      ======

    The cost of announced workforce reductions of $19.2 million includes the elimination of 1,100 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $1.5 million consists of the shut-down of 5 manufacturing and administrative facilities in the United States. At September 30, 2001, 444 employees had been terminated and 2 facilities had been shut down.

    The other charges of $7.6 million consist primarily of the cost for lease buyouts and distributor termination fees. In addition to the charges above, the Healthcare and Specialty Products segment recorded an unusual charge of $35.0 million related to the sale of inventory, which had been written-up under purchase accounting. The $35.0 million unusual charge has been included in cost of revenue.

    In addition to segment charges, the Company recorded a net credit of $163.4 million, consisting of an unusual credit of $166.8 million related to the settlement of litigation and an unusual charge of $3.4 million related to severance. The Company recorded unusual charges of $275.0 million in Fiscal 2000 for certain claims relating to a merged companies in the Healthcare business, including $190.0 million relating to the Surgical Dynamics, Inc. business of U.S. Surgical. The $275.0 million reserve comprises patent infringement related cases and a breach of contract claim. All cases relate to the Company's acquisition of U.S. Surgical on October 1, 1998. In Fiscal 2001, the Company paid $239.5 million primarily for the settlement of the breach of contract claim and one of the patent infringement cases. As part of the patent infringement settlement, the Company was provided with rights to an ongoing OEM arrangement or manufacturing rights valued at $166.8 million which was allocated to intangible assets to be amortized over a 10-year period. The corresponding amount initially established as a reserve for patent infringement was reversed on the restructuring and other unusual charges line in the Consolidated Statement of Operations during fiscal 2001. At September 30, 2001,
$35.5 million of the $275.0 million litigation reserve established in Fiscal 2000 remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet relating to patent infringements which have not yet been settled. In addition, $1.4 million relating to the $3.4 million severance charge remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet at September 30, 2001.

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES, NET (CONTINUED) 2000 CHARGES AND CREDITS

    In Fiscal 2000, the Electronics segment recorded a net merger, restructuring and other unusual credit of $90.9 million, which consists of credits of $107.8 million and charges of $16.9 million. The merger, restructuring and other unusual credit of $107.8 million, of which a credit of $6.3 million is included in cost of revenue, is related to the merger with AMP and costs associated with AMP's profit improvement plan. The $107.8 million credit consists of a revision in estimates of severance reserves of $55.2 million, facility reserves of $7.8 million and other reserves of $44.8 million. The restructuring and other unusual charges of $16.9 million, of which $0.9 million is included in cost of revenue, is related to restructuring activities in AMP's Brazilian operations and wireless communications business.

    Included in the $16.9 million restructuring and other unusual charges are the cost of announced workforce reductions of $4.9 million for the elimination of 941 positions primarily in Brazil; the cost of facility closures of $4.8 million for the shut-down and consolidation of 3 facilities; and other charges of $7.2 million consisting of the write-off of non-facility assets and other direct costs. At September 30, 2001, substantially all of these restructuring activities were completed. The remaining balance at September 30, 2001 of $4.2 million, of which $1.0 million is included in accrued expenses and other current liabilities and $3.2 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for payments on non-cancelable lease obligations.

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

    In Fiscal 2000, the Telecommunications segment recorded an unusual charge of $13.1 million incurred in connection with the TyCom IPO.

    In addition to segment charges (credits), the Company recorded unusual charges of $275.0 million in Fiscal 2000 as a reserve for certain claims relating to a merged company in the Healthcare business and $1.2 million for other unusual charges. In Fiscal 2001, the Company recorded a credit of $166.8 million related to the settlement of litigation in which the Company was provided with rights to an OEM arrangement or manufacturing rights valued at $166.8 million. At September 30, 2001, $35.5 million of the $275.0 million unusual charge remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

                            TYCO INTERNATIONAL LTD.

21. MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES, NET (CONTINUED) 1999 CHARGES AND CREDITS

    In Fiscal 1999, the Electronics segment recorded net merger, restructuring and other unusual charges of $643.3 million, of which charges of $106.4 million are included in cost of revenue, related primarily to the merger with AMP and costs associated with AMP's profit improvement plan. These charges include the cost of workforce reductions of $433.7 million for the elimination of 16,139 positions primarily in the United States and Europe, consisting primarily of manufacturing and distribution, administrative, research and development and sales and marketing personnel, and the cost of facility closures of $68.6 million relating to the shut-down and consolidation of 87 facilities primarily in the United States and Europe. It also includes other charges of $141.0 million consisting of $88.1 million related to the write-down of inventory; transaction costs of $67.9 million for direct expenses related to the AMP merger; other costs of $25.4 million relating primarily to the consolidation of certain product lines and other unusual charges related to the AMP merger; lease termination costs following the merger of $9.6 million; and a credit of $50.0 million related to a litigation settlement with AlliedSignal Inc. At September 30, 2001, these restructuring activities were substantially completed. The remaining balance of $13.6 million at September 30, 2001 relates to payments on non-cancelable lease obligations and is included in other long-term liabilities on the Consolidated Balance Sheet.

    In Fiscal 1999, the Healthcare and Specialty Products segment recorded net merger, restructuring and other unusual charges of $419.1 million, consisting of a $423.8 million charge related primarily to the merger with U.S. Surgical and a $4.7 million credit representing a revision of estimates related to the Company's 1997 restructuring and other unusual accruals. The $423.8 million charge includes workforce reductions of $124.8 million for the elimination of 1,467 positions primarily in the United States and Europe, consisting primarily of manufacturing and distribution, sales and marketing, administrative and research and development personnel. In addition, these charges include the cost of facility closures of $51.8 million for the shut-down and consolidation of 45 facilities primarily in Europe and the United States. The charges also include other charges of $247.2 million consisting of lease termination costs following the merger of $156.8 million relating to the U.S. Surgical North Haven facility that was purchased by the Company subsequent to the merger (see Note 3); transaction costs of $53.3 million related to the U.S. Surgical merger; and other costs of $37.1 million relating to the consolidation of certain product lines and other unusual charges related primarily to the U.S. Surgical merger. At September 30, 2001, these restructuring activities were completed.

    In Fiscal 1999, the Company recorded a credit of $31.9 million, including $27.2 million in the Fire and Security Services segment and $4.7 million in the Healthcare and Specialty Products segment referred to above, representing a revision of estimates related to the Company's 1997 restructuring and other unusual accruals. The actions under the Company's 1997 restructuring plans have been completed.

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

                            TYCO INTERNATIONAL LTD.

22. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

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

    In the normal course of meeting the financing needs of its customers, Tyco Capital enters into various credit-related commitments. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the Consolidated Balance Sheet. To minimize potential credit risk, Tyco Capital generally requires collateral and other credit-related terms and conditions from the customer. It is Tyco Capital's policy that, at the time credit-related commitments are granted, the fair value of the underlying collateral and guarantee must

                            TYCO INTERNATIONAL LTD.

22. COMMITMENTS AND CONTINGENCIES (CONTINUED) approximate or exceed the contractual amount of the commitment. In the event a customer defaults on the underlying transaction, the maximum potential loss to Tyco Capital will be the contractual amount outstanding less the value of all underlying collateral and guarantees.

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
                                                              =======    =======    =======

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)

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

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)
    The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $6.4 million, $8.2 million and $7.5 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

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

                            TYCO INTERNATIONAL LTD.

23. RETIREMENT PLANS (CONTINUED)
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

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED)
    During Fiscal 2001, a change was made to the Company's internal reporting structure such that the operations of the former Flow Control Products and Services segment are now reported in part within the Fire and Security Services and in part within the Electronics segments. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

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

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
($ IN MILLIONS)                                               2001           2000           1999
---------------                                             ---------      ---------      ---------
REVENUES AND OTHER INCOME:
  Tyco Industrial segments
    Electronics...........................................  $13,052.1(1)   $11,417.7      $ 7,043.5
    Fire and Security Services............................   10,529.1(2)     8,506.6        8,086.5
    Healthcare and Specialty Products.....................    8,833.3(3)     6,467.9        5,742.7
    Telecommunications....................................    1,863.2        2,539.7        1,623.8
  Tyco Capital segment....................................    2,011.6             --             --
  Eliminations............................................       (0.4)            --             --
                                                            ---------      ---------      ---------
      Total revenues from external customers..............   36,288.9       28,931.9       22,496.5
  Corporate items.........................................      340.7(4)     1,760.0(5)          --
  SAB 101 accounting change...............................     (241.1)            --             --
                                                            ---------      ---------      ---------
CONSOLIDATED REVENUES AND OTHER INCOME....................  $36,388.5      $30,691.9      $22,496.5
                                                            =========      =========      =========

------------------------------

(1) Excludes an increase of $55.4 million relating to the adoption of SAB 101.

(2) Excludes a decrease of $275.9 million relating to the adoption of SAB 101.

(3) Excludes a decrease of $20.6 million relating to the adoption of SAB 101.

(4) Consists of a net gain on sale of businesses and investments of $276.6 million, which includes a $406.5 million net gain related primarily to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also excludes a net gain of $64.1 million on the sale of common shares of a subsidiary.

(5) Consists of gain on the sale by a subsidiary of its common shares.

    The impact of SAB 101 on total revenues presented above is a net decrease of $241.1 million, while the impact of SAB 101 on total segment profit presented below is a net decrease of $171.1 million. The impact of SAB 101 on total revenues differs from the impact on total segment profit because, in addition to deferring the recognition of revenue as required by SAB 101, the Company also deferred the associated direct and incremental costs associated with the revenue that was deferred. These deferred costs consisted primarily of sales commissions earned as a direct result of the revenue which was being deferred.

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------
($ IN MILLIONS)                                               2001           2000           1999
---------------                                             ---------      ---------      ---------
SEGMENT PROFIT:
  Tyco Industrial segments
    Electronics...........................................  $ 3,310.9(1)   $ 2,759.9(5)   $ 1,052.5(10)
    Fire and Security Services............................    2,019.3(2)     1,464.0(6)     1,308.9(11)
    Healthcare and Specialty Products.....................    2,070.6(3)     1,527.9(7)     1,386.0(12)
    Telecommunications....................................      414.6          529.7(8)       325.1
                                                            ---------      ---------      ---------
      Total Tyco Industrial operating profit..............    7,815.4        6,281.5        4,072.5
  Tyco Capital segment earnings before income taxes.......      505.6             --             --
                                                            ---------      ---------      ---------
      Total segment profits...............................    8,321.0        6,281.5        4,072.5
  Corporate expenses......................................     (191.9)(4)     (187.4)(9)     (122.9)
  Goodwill amortization expense...........................     (597.2)        (344.4)        (216.1)
  Net restructuring and other unusual charges.............     (382.2)       1,484.7       (1,542.7)
  SAB 101 accounting change...............................     (171.1)            --             --
  Tyco Industrial interest expense, net...................     (776.5)        (769.6)        (485.6)
Consolidated provision for income taxes...................   (1,479.9)      (1,926.0)        (637.5)
Consolidated minority interest............................      (51.1)         (18.7)            --
                                                            ---------      ---------      ---------
CONSOLIDATED INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES.................  $ 4,671.1      $ 4,520.1      $ 1,067.7
                                                            =========      =========      =========

------------------------------

(1) Excludes restructuring and other unusual charges of $334.7 million, of which charges of $74.6 million are included in cost of revenue, primarily related to the closure of facilities within the computer and consumer electronics and communications industries, and an unusual charge of $51.7 million related to the sale of inventory which had been written-up under purchase accounting, which is included in cost of revenue. Also excludes a charge of $98.6 million related to the impairment of property, plant and equipment associated with the closure of these facilities and an increase of $22.5 million relating to the adoption of SAB 101.

(2) Excludes a restructuring and other unusual charge of $138.8 million, of which $14.6 million is included in cost of revenue, related primarily to the closure of manufacturing plants, warehouses, sales offices and administrative offices. Also excludes a charge of $6.1 million related primarily to the impairment of property, plant and equipment associated with the closure of these facilities and a decrease of $183.8 million relating to the adoption of SAB 101.

(3) Excludes the write-off of purchased in-process research and development of $184.3 million, an unusual charge of $35.0 million related to the sale of inventory which had been written-up under purchase accounting, and net restructuring and other unusual charges of $21.7 million, of which a charge of $9.0 million is included in cost of revenue, primarily related to the closure of several manufacturing plants. Also excludes a charge of $15.4 million related primarily to the impairment of property, plant and equipment associated with the closure of these plants and a decrease of $9.8 million relating to the adoption of SAB 101.

(4) Excludes a net gain on sale of businesses and investments of $276.6 million, consisting of a $406.5 million net gain related primarily to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the permanent impairment of an equity investment. Also excludes a net gain of $64.1 million on the sale of a subsidiary's common shares, an unusual credit of $166.8 million related to the settlement of litigation and an unusual charge of $3.4 million related to severance.

(5) Excludes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of revenue, related to AMP's Brazilian operations and wireless communications business and a credit of $107.8 million, of which $6.3 million is included in cost of revenue, representing primarily a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan.

(6) Excludes a merger, restructuring and other unusual credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(7) Excludes charges for the impairment of long-lived assets of $99.0 million and restructuring and other unusual charges of $7.9 million, of which $6.4 million is included in cost of revenue, related to exiting U.S. Surgical's interventional cardiology

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED) business. Excludes restructuring and other unusual charges of $11.1 million related to U.S. Surgical's suture business. Also excludes a credit of $29.9 million representing a revision in estimates of merger, restructuring and other unusual accruals consisting of $19.7 million related primarily to the merger with U.S. Surgical and $10.2 million related to the Company's 1997 restructuring accruals.

(8) Excludes an unusual charge of $13.1 million incurred in connection with the TyCom IPO.

(9) Excludes an unusual gain on the sale by a subsidiary of its common shares of $1,760.0 million. Also excludes charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business and other unusual charges of $1.2 million.

(10) Excludes merger, restructuring and other unusual charges of $643.3 million, of which $106.4 million is included in cost of revenue, and charges for the impairment of long-lived assets of $431.5 million related primarily to the merger with AMP and AMP's profit improvement plan.

(11) Excludes a credit of $27.2 million representing a revision of estimates related to the Company's 1997 restructuring and other unusual accruals.

(12) Excludes merger, restructuring and other unusual charges of $423.8 million and charges for the impairment of long-lived assets of $76.0 million, related primarily to the merger with U.S. Surgical, and a credit of $4.7 million representing a revision of estimates related to the Company's 1997 restructuring and other unusual accruals.

    Revenue by groups of products aggregated based upon business units within Tyco's segments are as follows:

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------
($ IN MILLIONS)                                                 2001        2000        1999
---------------                                              ----------   ---------   ---------
REVENUE AND OTHER INCOME BY GROUPS OF PRODUCTS:
  Electronics Components...................................  $ 11,709.6   $ 9,909.8   $ 6,087.4
  Electrical and Metal Products............................     1,397.9     1,507.9       956.1
  Tyco Telecommunications..................................     1,863.2     2,539.7     1,623.8
  Healthcare...............................................     7,065.3     4,377.5     4,091.7
  Plastics and Adhesives...................................     1,737.5     1,583.9     1,198.5
  ADT Automotive...........................................         9.9       506.5       452.5
  Fire Protection and Flow Control.........................     6,338.2     5,014.5     4,919.7
  Security Services........................................     3,386.4     3,085.6     2,819.6
  Tyco Infrastructure Services.............................       528.6       406.5       347.2
  Financial Services.......................................     2,011.6          --          --
  Eliminations.............................................        (0.4)         --          --
                                                             ----------   ---------   ---------
TOTAL REVENUES FROM EXTERNAL CUSTOMERS.....................    36,047.8    28,931.9    22,496.5
Non-operating items........................................       340.7     1,760.0          --
                                                             ----------   ---------   ---------
Total Revenue and Other Income.............................  $ 36,388.5   $30,691.9   $22,496.5
                                                             ==========   =========   =========

                            TYCO INTERNATIONAL LTD.

24. CONSOLIDATED SEGMENT DATA (CONTINUED)
    Total asset, depreciation and amortization, and capital expenditures by segment are as follows:

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
                                                             ==========   =========   =========

                                                                  FOR THE YEAR ENDED
                                                                    SEPTEMBER 30,
                                                     --------------------------------------------
($ IN MILLIONS)                                           2001            2000           1999
---------------                                      --------------   ------------   ------------
DEPRECIATION AND AMORTIZATION:
  Tyco Industrial segments
    Electronics....................................  $    670.0       $   609.9      $   446.7
    Fire and Security Services.....................       842.7           629.4          521.8
    Healthcare and Specialty Products..............       518.0           330.1          287.6
    Telecommunications.............................        98.8            67.4           47.1
    Corporate......................................        11.1             7.6            8.0
                                                     --------------   ------------   ------------
                                                        2,140.6         1,644.4        1,311.2
  Tyco Capital segment.............................       521.3            --             --
                                                     --------------   ------------   ------------
CONSOLIDATED DEPRECIATION AND AMORTIZATION.........  $  2,661.9       $ 1,644.4      $ 1,311.2
                                                     ==============   ============   ============
CAPITAL EXPENDITURES, NET:
  Tyco Industrial segments
    Electronics....................................  $    587.8       $   333.3      $   417.3
    Fire and Security Services.....................       897.1           866.9          855.2
    Healthcare and Specialty Products..............       159.6           251.1          235.9(5)
    Telecommunications.............................       113.0(1)        204.9(3)        97.4
    Corporate......................................        40.0            47.6           26.7
                                                     --------------   ------------   ------------
                                                        1,797.5(2)      1,703.8(4)     1,632.5
  Tyco Capital segment.............................        (3.2)(6)        --             --
                                                     --------------   ------------   ------------
CONSOLIDATED CAPITAL EXPENDITURES..................  $  1,794.3       $ 1,703.8      $ 1,632.5
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

                                                      AS AT AND FOR THE YEAR ENDED
                                                              SEPTEMBER 30,
                                                 ---------------------------------------
                                                     2001           2000         1999
                                                 ------------   ------------   ---------
TOTAL REVENUES AND OTHER INCOME:
United States..................................  $21,426.9      $17,308.2      $13,528.1
Other Americas (excluding United States).......    2,359.8        1,149.3          880.9
Europe.........................................    7,719.8        6,610.1        5,362.4
Asia--Pacific..................................    4,541.3        3,864.3        2,725.1
                                                 ------------   ------------   ---------
  Total revenues from external customers(3)....   36,047.8       28,931.9       22,496.5
Non-operating items............................      340.7(1)     1,760.0(2)          --
                                                 ------------   ------------   ---------
                                                 $36,388.5      $30,691.9      $22,496.5
                                                 ============   ============   =========

------------------------------

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

(3) Revenues from external customers are attributed to individual countries based on the reporting entity that records the transaction.

                                                        AS AT AND FOR THE YEAR ENDED
                                                                SEPTEMBER 30,
                                                      ---------------------------------
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
LONG-LIVED ASSETS:
United States.......................................  $11,320.7   $ 5,258.5   $ 4,688.1
Other Americas (excluding United States)............    2,024.4       521.3       276.3
Europe..............................................    5,127.6     2,035.9     1,685.1
Asia--Pacific.......................................    1,186.0       751.5       986.3
Corporate...........................................      620.1       395.5       289.0
                                                      ---------   ---------   ---------
                                                      $20,278.8   $ 8,962.7   $ 7,924.8
                                                      =========   =========   =========

26. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below ($ in millions).

                            TYCO INTERNATIONAL LTD.

26. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)
    Tyco Industrial's inventories, other assets, deferred income tax asset, accrued expenses and other current liabilities, other long-term liabilities and deferred income tax liability are as follows ($ in millions):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Purchased materials and manufactured parts..................  $1,552.0   $1,076.5
Work in process.............................................   1,110.2    1,105.1
Finished goods..............................................   2,439.1    1,663.5
                                                              --------   --------
  Inventories...............................................  $5,101.3   $3,845.1
                                                              ========   ========
Contracts in process........................................  $  580.1   $  357.3
Prepaid expenses and other current assets...................     952.2    1,034.8
Long-term investments.......................................     597.9    1,653.7
Other non-current assets....................................   1,486.5      740.3
                                                              --------   --------
  Other assets..............................................  $3,616.7   $3,786.1
                                                              ========   ========

Current portion of deferred income taxes....................  $  980.2   $  683.3
Non-current portion of deferred income taxes................   1,440.4      532.5
                                                              --------   --------
  Deferred income tax asset.................................  $2,420.6   $1,215.8
                                                              ========   ========
Contracts in process--billings in excess of costs...........     935.0      835.0
Accrued expenses and other..................................   5,110.5    4,038.2
Deferred revenue--current portion...........................     973.5      265.7
                                                              --------   --------
  Accrued expenses and other current liabilities............  $7,019.0   $5,138.9
                                                              ========   ========
Deferred revenue--non-current portion.......................  $1,115.0   $     --
Other.......................................................   1,966.9    1,095.3
                                                              --------   --------
  Other long-term liabilities...............................  $3,081.9   $1,095.3
                                                              ========   ========
Current portion of deferred income taxes....................  $   71.3   $  852.2
Non-current portion of deferred income taxes................   1,655.0         --
                                                              --------   --------
  Deferred income tax liability.............................  $1,726.3   $  852.2
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
                                                              =========   =========

    Consolidated accrued expenses and other current liabilities include the following ($ in millions):

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

                            TYCO INTERNATIONAL LTD.

27. SUPPLEMENTARY INCOME STATEMENT INFORMATION (CONTINUED)
    Consolidated interest expense, net includes the following ($ in millions):

                                                                     SEPTEMBER
                                                          -------------------------------
                                                            2001        2000       1999
                                                          ---------   --------   --------
Interest income.........................................      128.3      75.2       61.6
Interest expense........................................   (1,501.9)   (844.8)    (547.2)
                                                          ---------   -------    -------
                                                          $(1,373.6)  $(769.6)   $ 485.6
                                                          =========   =======    =======

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
                                                      ----------
                                                      $ (3,280.0)
                                                      ==========

29. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    During the fourth quarter of Fiscal 2001, the Company adopted SAB 101, retroactive to the beginning of the fiscal year. Summarized quarterly financial data for the year ended September 30,

                            TYCO INTERNATIONAL LTD.

29. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
2001 on an as reported basis and restated for the adoption of SAB 101 are included in the table below ($ in millions, except per share data).

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

------------------------------

(1) Includes a net restructuring and other unusual credit of $175.6 million, of which a charge of $25.0 million is included in cost of revenue. The net credit consists of a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive; a write-off of purchased in-process research and development of $184.3 million; an unusual charge of $25.0 million related to the sale of inventory, which had been written-up under purchase accounting; restructuring and other unusual charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant; and a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

(2) Includes a net restructuring and other unusual charge of $15.2, of which a charge of $46.4 million is included in cost of revenue. The net charge consists of an unusual credit of $166.8 million related to the settlement of litigation, an unusual charge of $46.4 million, which is included in cost of revenue, primarily related to the sale of inventory, which had been written-up under purchase accounting; an unusual charge of $114.0 million primarily related to the closure of facilities; charges of $17.7 million related to the impairment of property, plant and equipment associated with the closure of these

                            TYCO INTERNATIONAL LTD.

29. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) facilities; and a net loss on the sale of businesses and investments of $3.9 million primarily related to the sale of ADT Automotive.

(3) Includes a net restructuring and other unusual charge of $118.8 million, of which charges of $7.4 million are included in cost of revenue. The net charge consists of a net loss on sale of investments of $129.9 million and restructuring and other unusual and impairment charges totaling
    $53.0 million, related to certain Fire and Security Services businesses, partially offset by a $64.1 million net gain on the sale of shares of a subsidiary.

(4) Includes a restructuring and other unusual charge of $423.8 million, of which charges of $106.1 million are included in cost of revenue. The charge consists of restructuring and other unusual charges of $283.9 million, of which charges of $58.4 million are included in cost of revenue, primarily related to the closure of manufacturing facilities within the Electronics and Fire and Security Services segments; charges of $92.2 million related to the impairment of property, plant and equipment associated with the facilities closures; and an unusual charge of $47.7 million, which is included in cost of revenue, related to the sale of inventory, which had been written-up under purchase accounting.

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

------------------------------

(1) Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other unusual charges of $7.9 million, of which charges of $6.4 million are included in cost of revenue, related to exiting U.S. Surgical's interventional cardiology business; restructuring and other unusual charges of $7.7 million related to U.S. Surgical's suture business; and restructuring charges of $6.5 million related to AMP's Brazilian operations. Also includes a credit of $94.7 million representing a revision in estimates of merger, restructuring and other unusual accruals, consisting of $57.8 million related to the merger with AMP and AMP's profit improvement plan, $15.5 million related primarily to the merger with U.S. Surgical and $21.4 million related to the Company's 1997 restructuring accruals.

(2) Includes merger, restructuring and other unusual charges of $10.4 million, of which charges of $0.9 million are included in cost of revenue, primarily related to activities in AMP's wireless communications business and restructuring and other unusual charges of $0.5 million related to U.S. Surgical's suture business. Also includes a credit of $12.7 million, of which a credit of $6.3 million is included in cost of revenue, primarily representing a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan.

(3) Includes restructuring and other unusual charges of $2.9 million related to U.S. Surgical's suture business. Also includes a merger, restructuring and other unusual credit of $9.8 million representing a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan.

(4) Includes an unusual gain on issuance of common shares by subsidiary of $1,760.0 million. Also includes charges of $275.0 million as a reserve for certain claims relating to a merged company in the Healthcare business, an unusual charge of $13.1 million incurred in connection with the TyCom IPO and other unusual charges of $1.2 million. Also includes credits of $27.5 million and $4.2 million representing a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan and the merger with U.S. Surgical, respectively.

(5) Extraordinary items relate principally to the early extinguishment of debt.

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A.

    During Fiscal 2001 and Fiscal 2000, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, issued public debt securities (see
Note 6) which are fully and unconditionally guaranteed by Tyco. The following presents condensed consolidating financial information for TIG and its subsidiaries as if TIG and its current organizational structure were in place for all periods presented. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which it owns or controls twenty percent or more of the voting shares. The consolidating balance sheets as of September 30, 2001 and 2000, and the statements of operations for the years ended September 30, 2001, 2000 and 1999 have been restated to revise the application of the equity method of accounting by Tyco and TIG to their investments in subsidiaries. These revisions have no effect on the consolidated financial statements of the Company. Following each consolidating balance sheet and statement of operations presented below are the previously reported amounts for selected line items in the consolidating financial information.

                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (RESTATED)

                                                           TYCO            TYCO
                                                       INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                            LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                        -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents............................    $     1.4       $    37.0      $  2,548.8     $        --    $  2,587.2
Receivables, net.....................................          4.2              --         7,368.3              --       7,372.5
Inventories..........................................           --              --         5,101.3              --       5,101.3
Finance receivables, net.............................           --              --        31,386.5              --      31,386.5
Intercompany receivables.............................        520.5             8.3         5,035.3        (5,564.1)           --
Construction in progress--TyCom Global Network.......           --              --         1,643.8              --       1,643.8
TyCom Global Network placed in service, net..........           --              --           698.6              --         698.6
Property, plant and equipment (including equipment
  leased to others), net.............................          6.4             0.7        16,466.8              --      16,473.9
Goodwill and other intangible assets, net............           --             0.7        35,309.7              --      35,310.4
Investment in subsidiaries...........................     48,324.8        31,608.4              --       (79,933.2)           --
Intercompany loans receivable........................        218.3        16,672.3         9,610.1       (26,500.7)           --
Other assets.........................................         97.6            80.8        10,534.7              --      10,713.1
                                                         ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS.....................................    $49,173.2       $48,408.2      $125,703.9     $(111,998.0)   $111,287.3
                                                         =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of long-term
  debt...............................................    $      --       $ 1,106.5      $ 17,767.1     $        --    $ 18,873.6
Accounts payable.....................................           --             0.2         4,145.7              --       4,145.9
Accrued expenses and other current liabilities.......         30.1           127.3        10,442.1              --      10,599.5
Intercompany payables................................      4,296.2           739.1           528.8        (5,564.1)           --
Long-term debt.......................................      3,499.4        14,843.3        19,900.4              --      38,243.1
Intercompany loans payable...........................      9,610.1              --        16,890.6       (26,500.7)           --
Other liabilities....................................           --             5.4         7,121.0              --       7,126.4
                                                         ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES................................     17,435.8        16,821.8        76,795.7       (32,064.8)     78,988.5
                                                         ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred securities..........           --              --           260.0              --         260.0
Minority interest....................................           --              --           301.4              --         301.4
Shareholders' Equity:
  Subsidiary preference shares.......................           --              --         1,710.0        (1,710.0)           --
  Common shares......................................        390.5              --            (3.4)             --         387.1
  Other shareholders' equity.........................     31,346.9        31,586.4        46,640.2       (78,223.2)     31,350.3
                                                         ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY.......................     31,737.4        31,586.4        48,346.8       (79,933.2)     31,737.4
                                                         ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......    $49,173.2       $48,408.2      $125,703.9     $(111,998.0)   $111,287.3
                                                         =========       =========      ==========     ===========    ==========
AS PREVIOUSLY REPORTED:
Investments in subsidiaries..........................    $55,841.9       $18,792.4      $       --     $ (74,634.3)   $       --
Total Assets.........................................     56,690.3        35,592.2       126,469.7      (107,464.9)    111,287.3
Total Shareholders' Equity...........................     39,254.5        18,770.4        49,772.4       (76,059.9)     31,737.4

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (RESTATED)

                                                      TYCO            TYCO
                                                  INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                       LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                   -------------   -------------   ------------   -------------   ---------
ASSETS
Cash and cash equivalents.......................    $    34.2       $     3.6       $ 1,227.0      $       --    $ 1,264.8
Receivables, net................................          1.2              --         5,629.2              --      5,630.4
Inventories.....................................           --              --         3,845.1              --      3,845.1
Intercompany receivables........................        802.4            51.3         3,661.3        (4,515.0)          --
Construction in progress--TyCom Global
  Network.......................................           --              --           111.1              --        111.1
Property, plant and equipment (including
  equipment leased to others), net..............          6.7              --         8,211.7              --      8,218.4
Goodwill and other intangible assets, net.......           --             0.7        16,331.9              --     16,332.6
Investment in subsidiaries......................     18,391.5        22,939.3              --       (41,330.8)          --
Intercompany loans receivable...................        269.2        10,678.8              --       (10,948.0)          --
Other assets....................................          1.4            23.6         4,976.9              --      5,001.9
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL ASSETS................................    $19,506.6       $33,697.3       $43,994.2      $(56,793.8)   $40,404.3
                                                    =========       =========       =========      ==========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of
  long-term debt................................    $      --       $ 1,248.9       $   288.3      $       --    $ 1,537.2
Accounts payable................................          0.3             0.2         3,291.4              --      3,291.9
Accrued expenses and other current
  liabilities...................................         25.3           118.3         4,995.3              --      5,138.9
Intercompany payables...........................      2,447.8         1,213.5           853.7        (4,515.0)          --
Long-term debt..................................           --         8,144.3         1,317.5              --      9,461.8
Intercompany loans payable......................           --              --        10,948.0       (10,948.0)          --
Other liabilities...............................           --             4.4         3,593.4              --      3,597.8
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL LIABILITIES...........................      2,473.4        10,729.6        25,287.6       (15,463.0)    23,027.6
                                                    ---------       ---------       ---------      ----------    ---------
Minority interest...............................           --              --           343.5              --        343.5

Shareholders' Equity:
  Common shares.................................        343.2              --            (6.3)             --        336.9
  Other shareholders' equity....................     16,690.0        22,967.7        18,369.4       (41,330.8)    16,696.3
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL SHAREHOLDERS' EQUITY..................     17,033.2        22,967.7        18,363.1       (41,330.8)    17,033.2
                                                    ---------       ---------       ---------      ----------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY....................................    $19,506.6       $33,697.3       $43,994.2      $(56,793.8)   $40,404.3
                                                    =========       =========       =========      ==========    =========
AS PREVIOUSLY REPORTED:
Investment in subsidiaries......................    $31,307.9       $16,133.2       $      --      $(47,441.1)   $      --
Total Assets....................................     32,423.0        26,891.2        45,603.1       (64,513.0)    40,404.3
Total Shareholders' Equity......................     29,949.6        16,161.6        20,405.8       (49,483.8)    17,033.2

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                   (RESTATED)

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                      -------------   -------------   ------------   -------------   ----------
REVENUES AND OTHER INCOME
Net revenue........................................    $      --       $      --      $34,036.6       $      --     $ 34,036.6
Equity in net income of unconsolidated
  subsidiaries.....................................      4,139.8         2,608.8             --        (6,748.6)            --
Finance income.....................................           --              --        1,676.3              --        1,676.3
Other income.......................................           --              --          334.9              --          334.9
Non-operating net gain on sale of common shares of
  subsidiary.......................................           --              --           64.1              --           64.1
Non-operating net gain on sale of businesses and
  investments......................................           --              --          276.6              --          276.6
                                                       ---------       ---------      ---------       ---------     ----------
  Total revenues and other income..................      4,139.8         2,608.8       36,388.5        (6,748.6)      36,388.5

COSTS AND EXPENSES
Cost of revenue....................................           --              --       20,950.3              --       20,950.3
Selling, general, administrative and other costs
  and expenses.....................................         13.9            (4.4)       7,198.9              --        7,208.4
Interest and other financial charges, net..........         51.4           724.2          598.0              --        1,373.6
Provision for credit losses........................           --              --          116.1              --          116.1
Restructuring and other unusual charges, net.......           --              --          233.6              --          233.6
Write-off of purchased in-process research and
  development......................................           --              --          184.3              --          184.3
Charges for the impairment of long-lived assets....           --              --          120.1              --          120.1
Intercompany interest and fees.....................        103.9          (749.9)         646.0              --             --
                                                       ---------       ---------      ---------       ---------     ----------
  Total costs and expenses.........................        169.2           (30.1)      30,047.3              --       30,186.4
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...............................      3,970.6         2,638.9        6,341.2        (6,748.6)       6,202.1
Income taxes.......................................           --            (0.4)      (1,479.5)             --       (1,479.9)
Minority interest..................................           --              --          (51.1)             --          (51.1)
                                                       ---------       ---------      ---------       ---------     ----------
Income before extraordinary items and cumulative
  effect of accounting changes.....................      3,970.6         2,638.5        4,810.6        (6,748.6)       4,671.1
Extraordinary items, net of tax....................           --              --          (17.1)             --          (17.1)
Cumulative effect of accounting changes, net of
  tax..............................................           --           (29.7)        (653.7)             --         (683.4)
                                                       ---------       ---------      ---------       ---------     ----------
NET INCOME.........................................    $ 3,970.6       $ 2,608.8      $ 4,139.8       $(6,748.6)    $  3,970.6
                                                       =========       =========      =========       =========     ==========
AS PREVIOUSLY REPORTED:
Equity in net income of unconsolidated
  subsidiaries.....................................    $ 4,365.8       $ 2,608.8      $      --       $(6,974.6)    $       --
Income before extraordinary items and cumulative
  effect of accounting changes.....................      4,196.6         2,638.5        5,036.6        (7,200.6)       4,671.1
Net income.........................................      4,196.6         2,608.8        4,365.8        (7,200.6)       3,970.6

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                   (RESTATED)

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME
Net revenue..................................     $     --        $     --       $28,931.9      $      --     $28,931.9
Equity in net income of unconsolidated
  subsidiaries...............................      4,543.3         2,556.1              --       (7,099.4)           --
Non-operating net gain on sale of common
  shares of subsidiary.......................           --              --         1,760.0             --       1,760.0
                                                  --------        --------       ---------      ---------     ---------
  Total revenues and other income............      4,543.3         2,556.1        30,691.9       (7,099.4)     30,691.9
COSTS AND EXPENSES
Cost of revenue..............................           --              --        17,931.2             --      17,931.2
Selling, general, administrative and other
  costs and expenses.........................         12.5             9.9         5,229.6             --       5,252.0
Interest and other financial charges, net....         (3.5)          698.9            74.2             --         769.6
Merger, restructuring and other unusual
  charges, net...............................           --              --           175.3             --         175.3
Charges for the impairment of long-lived
  assets.....................................           --              --            99.0             --          99.0
Intercompany interest and fees...............         14.4          (709.0)          694.6             --            --
                                                  --------        --------       ---------      ---------     ---------
  Total costs and expenses...................         23.4            (0.2)       24,203.9             --      24,227.1
INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEMS....................      4,519.9         2,556.3         6,488.0       (7,099.4)      6,464.8
Income taxes.................................           --            (0.2)       (1,925.8)            --      (1,926.0)
Minority interest............................           --              --           (18.7)            --         (18.7)
                                                  --------        --------       ---------      ---------     ---------
Income before extraordinary items............      4,519.9         2,556.1         4,543.5       (7,099.4)      4,520.1
Extraordinary items, net of tax..............           --              --            (0.2)            --          (0.2)
                                                  --------        --------       ---------      ---------     ---------
NET INCOME...................................     $4,519.9        $2,556.1       $ 4,543.3      $(7,099.4)    $ 4,519.9
                                                  ========        ========       =========      =========     =========
AS PREVIOUSLY REPORTED:
Equity in net income of unconsolidated
  subsidiaries...............................     $4,672.1        $2,556.1       $      --      $(7,228.2)    $      --
Income before extraordinary items............      4,692.9         2,556.1         4,672.3       (7,401.2)      4,520.1
Net income...................................      4,692.9         2,556.1         4,672.1       (7,401.2)      4,519.9

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                   (RESTATED)

                                                        TYCO            TYCO
                                                    INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                     -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME
Net revenue.......................................     $     --        $     --      $22,496.5       $      --     $22,496.5
Equity in net income of unconsolidated
  subsidiaries....................................        425.4           244.7             --          (670.1)           --
                                                       --------        --------      ---------       ---------     ---------
  Total revenues and other income.................        425.4           244.7       22,496.5          (670.1)     22,496.5
COSTS AND EXPENSES
Cost of revenue...................................           --              --       14,433.1              --      14,433.1
Selling, general, administrative and other costs
  and expenses....................................          2.9             1.1        4,432.3              --       4,436.3
Interest and other financial charges, net.........         (3.0)          401.9           86.7              --         485.6
Merger, restructuring and other unusual charges,
  net.............................................           --              --          928.8              --         928.8
Charges for the impairment of long-lived assets...           --              --          507.5              --         507.5
Intercompany interest and fees....................       (596.5)         (403.2)         999.7              --            --
                                                       --------        --------      ---------       ---------     ---------
  Total costs and expenses........................       (596.6)           (0.2)      21,388.1              --      20,791.3
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS...........................................      1,022.0           244.9        1,108.4          (670.1)      1,705.2
Income taxes......................................           --            (0.2)        (637.3)             --        (637.5)
                                                       --------        --------      ---------       ---------     ---------
Income before extraordinary items.................      1,022.0           244.7          471.1          (670.1)      1,067.7
Extraordinary items, net of tax...................           --              --          (45.7)             --         (45.7)
                                                       --------        --------      ---------       ---------     ---------
NET INCOME........................................     $1,022.0        $  244.7      $   425.4       $  (670.1)    $ 1,022.0
                                                       ========        ========      =========       =========     =========
AS PREVIOUSLY REPORTED:
Equity in net income of unconsolidated
  subsidiaries....................................     $  663.0        $  244.7      $      --       $  (907.7)    $      --
Income before extraordinary items.................      2,319.1           244.7          708.7        (2,204.8)      1,067.7
Net income........................................      2,319.1           244.7          663.0        (2,204.8)      1,022.0

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
---------------                                -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities...............................    $ 2,090.5        $ (291.1)      $4,865.9        $     --     $ 6,665.3
                                                 ---------        --------       --------        --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and
  leasing assets.............................           --              --        1,513.6              --       1,513.6
Purchase of property, plant and equipment,
  net........................................         (0.2)           (0.1)      (1,794.0)             --      (1,794.3)
Construction in progress--TyCom Global
  Network                                               --              --       (2,247.7)             --      (2,247.7)
Acquisition of businesses, net of cash
  acquired...................................           --              --       (8,800.2)             --      (8,800.2)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities.............           --              --         (894.4)             --        (894.4)
Disposal of businesses, net of cash sold.....           --              --          904.4              --         904.4
Net decrease (increase) in investments.......          5.9              --         (148.7)             --        (142.8)
Decrease (increase) in intercompany loans....         54.8        (5,993.5)            --         5,938.7            --
(Increase) decrease in investment in
  subsidiaries...............................    (10,621.3)           (2.8)       8,985.0         1,639.1            --
Other........................................           --              --         (177.2)             --        (177.2)
                                                 ---------        --------       --------        --------     ---------
  Net cash used in investing activities......    (10,560.8)       (5,996.4)      (2,659.2)        7,577.8     (11,638.6)
                                                 ---------        --------       --------        --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.......      3,374.9         6,320.9       (4,440.2)             --       5,255.6
Proceeds from sale of common shares..........      2,196.6              --             --              --       2,196.6
Proceeds from sale of common shares for
  acquisitions...............................      2,729.4              --       (2,729.4)             --            --
Proceeds from exercise of options and
  warrants...................................        226.6              --          318.4              --         545.0
Dividends paid...............................        (90.0)             --             --              --         (90.0)
Repurchase of common shares by subsidiary....           --              --       (1,326.1)             --      (1,326.1)
Financing from parent, net...................           --              --        5,938.7        (5,938.7)           --
Capital contributions........................           --              --        1,639.1        (1,639.1)           --
Repurchase of common shares of subsidiary....           --              --         (270.0)             --        (270.0)
Other........................................           --              --          (15.4)             --         (15.4)
                                                 ---------        --------       --------        --------     ---------
  Net cash provided by (used in) financing
    activities...............................      8,437.5         6,320.9         (884.9)       (7,577.8)      6,295.7
                                                 ---------        --------       --------        --------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS................................        (32.8)           33.4        1,321.8              --       1,322.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.....................................         34.2             3.6        1,227.0              --       1,264.8
                                                 ---------        --------       --------        --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...    $     1.4        $   37.0       $2,548.8        $     --     $ 2,587.2
                                                 =========        ========       ========        ========     =========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                      LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
---------------                                  -------------   -------------   ------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities....      $893.7         $1,201.3       $3,180.0        $     --     $5,275.0
                                                     ------         --------       --------        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................        (6.4)              --       (1,808.5)             --     (1,814.9)
Acquisition of businesses, net of cash
  acquired.....................................          --               --       (4,246.5)             --     (4,246.5)
Cash paid for purchase accounting and holdback/
  earn-out liabilities.........................          --               --         (544.2)             --       (544.2)
Disposal of businesses, net of cash sold.......          --               --           74.4              --         74.4
Net decrease (increase) in investments.........        16.4               --         (369.8)             --       (353.4)
(Increase) in intercompany loans...............          --         (2,421.8)            --         2,421.8           --
(Increase) in investment in subsidiaries.......      (900.7)              --             --           900.7           --
Other..........................................          --             (0.7)         (52.2)             --        (52.9)
                                                     ------         --------       --------        --------     --------
  Net cash used in investing activities........      (890.7)        (2,422.5)      (6,946.8)        3,322.5     (6,937.5)
                                                     ------         --------       --------        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.........          --          1,209.4         (529.0)             --        680.4
Proceeds from exercise of options..............        64.6               --          290.7              --        355.3
Net proceeds from issuance of common shares by
  subsidiary...................................          --               --        2,130.7              --      2,130.7
Dividends paid.................................       (86.2)              --             --              --        (86.2)
Intercompany dividends received (paid).........        30.0               --          (30.0)             --           --
Repurchase of common shares by subsidiary......          --               --       (1,885.1)             --     (1,885.1)
Financing from parent, net.....................          --               --        2,421.8        (2,421.8)          --
Capital contributions..........................          --               --          900.7          (900.7)          --
Other..........................................          --               --          (29.8)             --        (29.8)
                                                     ------         --------       --------        --------     --------
  Net cash provided by financing activities....         8.4          1,209.4        3,270.0        (3,322.5)     1,165.3
                                                     ------         --------       --------        --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................        11.4            (11.8)        (496.8)             --       (497.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.......................................        22.8             15.4        1,723.8              --      1,762.0
                                                     ------         --------       --------        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....      $ 34.2         $    3.6       $1,227.0        $     --     $1,264.8
                                                     ======         ========       ========        ========     ========

                            TYCO INTERNATIONAL LTD.

30. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                                     TYCO            TYCO
                                                 INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
($ IN MILLIONS)                                      LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
---------------                                  -------------   -------------   ------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities....     $  254.3        $   60.7       $3,234.8        $     --     $3,549.8
                                                    --------        --------       --------        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net..........................................         (0.5)             --       (1,632.0)             --     (1,632.5)
Acquisition of businesses, net of cash
  acquired.....................................           --              --       (4,546.8)             --     (4,546.8)
Cash paid for purchase accounting and holdback/
  earn-out liabilities.........................           --              --         (354.4)             --       (354.4)
Disposal of businesses, net of cash sold.......           --              --          926.8              --        926.8
Net decrease (increase) in investments.........         81.7              --          (71.2)             --         10.5
(Increase) in intercompany loans...............           --        (4,132.4)            --         4,132.4           --
(Increase) in investment in subsidiaries.......     (1,013.6)             --             --         1,013.6           --
Other..........................................           --              --         (247.7)             --       (247.7)
                                                    --------        --------       --------        --------     --------
  Net cash used in investing activities........       (932.4)       (4,132.4)      (5,925.3)        5,146.0     (5,844.1)
                                                    --------        --------       --------        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt.........           --         4,080.4       (1,136.6)             --      2,943.8
Proceeds from exercise of options and
  warrants.....................................        714.5              --          157.9              --        872.4
Dividends paid.................................        (75.0)             --         (112.9)             --       (187.9)
Intercompany dividends received (paid).........         59.5              --          (59.5)             --           --
Repurchase of common shares by subsidiary......           --              --         (637.8)             --       (637.8)
Financing from parent, net.....................           --              --        4,132.4        (4,132.4)          --
Capital contributions..........................           --              --        1,013.6        (1,013.6)          --
Other..........................................         (0.6)             --           (6.5)             --         (7.1)
                                                    --------        --------       --------        --------     --------
  Net cash provided by financing activities....        698.4         4,080.4        3,350.6        (5,146.0)     2,983.4
                                                    --------        --------       --------        --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS......         20.3             8.7          660.1              --        689.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.......................................          2.5             6.7        1,063.7              --      1,072.9
                                                    --------        --------       --------        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....     $   22.8        $   15.4       $1,723.8        $     --     $1,762.0
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

                            TYCO INTERNATIONAL LTD.

31. SUBSEQUENT EVENTS (CONTINUED)
    On November 19, 2001, TIG issued E500 million 4.375% notes due 2005, E685 million 5.5% notes due 2009, L200 million 6.5% notes due 2012 and L285 million 6.5% notes due 2032, utilizing the capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of $1,726.6 million were used to repay borrowings under TIG's commercial paper program.

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

                            TYCO INTERNATIONAL LTD.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The accompanying Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd. ("Tyco") and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company"). On June 1, 2001, a subsidiary of the Company acquired The CIT Group, Inc. ("CIT"), an independent commercial finance company, now Tyco Capital Corporation. The discussion of results of operations, liquidity and capital resources is presented separately for Tyco Industrial and Tyco Capital in order to provide a more comprehensive analysis of the components of our business. The Company includes this presentation because the businesses within our Tyco Industrial operations (diversified manufacturing) and our Tyco Capital operations (financial services) are significantly different from one another with different key performance indicators for their respective industries. The discussion and financial data presented herein are furnished separately for each of the following:

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

    Income before extraordinary items and cumulative effect of accounting changes was $4,671.1 million in Fiscal 2001 as compared to $4,520.1 million in Fiscal 2000 and $1,067.7 million in Fiscal 1999. Income before extraordinary items and cumulative effect of accounting changes for Fiscal 2001 included a net charge of $382.2 million ($366.8 million after-tax) consisting of the following:

(i) net restructuring and other unusual charges and impairment charges totaling $705.4 million related primarily to the closure of facilities within the Electronics and Fire and Security Services segments; (ii) $184.3 million write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"); (iii) an unusual credit of $166.8 million related to the settlement of litigation; (iv) a net gain on sale of businesses and investments of $276.6 million principally related to the sale of ADT Automotive, partially offset by the permanent impairment of an equity investment; and (v) a $64.1 million net gain on the sale of common shares of a subsidiary. Income before extraordinary items and cumulative effect of accounting changes for Fiscal 2001 also reflects a $111.2 million decrease resulting from the Fiscal 2001 impact of the adoption of SAB 101. Income before extraordinary items for Fiscal 2000 included a net credit of $1,484.7 million ($793.7 million after-tax) consisting of the following: (i) a gain of $1,760.0 million on the sale by a subsidiary of its common shares in connection with TyCom's initial public offering; (ii) restructuring, unusual and impairment charges of $424.2 million primarily for unusual claims related to a merged company and the exiting of U.S. Surgical's interventional cardiology business; and (iii) a credit of $148.9 million representing a revision of estimates of merger, restructuring and other unusual accruals. Income before extraordinary items for Fiscal 1999 included a net charge of $1,542.7 million
($1,304.8 million after-tax) related primarily to the mergers with U.S. Surgical and AMP and costs associated with AMP's profit improvement plan.

    The following table details Tyco Industrial's net revenue and earnings in Fiscal 2001, Fiscal 2000 and Fiscal 1999 ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Tyco Industrial segment revenues before accounting change...   $34,277.7     $28,931.9     $22,496.5
Impact of SAB 101...........................................      (241.1)           --            --
                                                               ---------     ---------     ---------
TYCO INDUSTRIAL SEGMENT REVENUES AFTER ACCOUNTING CHANGE....   $34,036.6     $28,931.9     $22,496.5
                                                               =========     =========     =========
Merger, restructuring and other unusual charges, net........   $  (418.5)    $  (176.3)    $(1,035.2)
Write-off of purchased in-process research and
  development...............................................      (184.3)           --            --
Charges for the impairment of long-lived assets.............      (120.1)        (99.0)       (507.5)
Impact of SAB 101...........................................      (171.1)           --            --
                                                               ---------     ---------     ---------
Total charges and impact of accounting change included in
  operating income..........................................   $  (894.0)    $  (275.3)    $(1,542.7)
                                                               =========     =========     =========
Total Tyco Industrial operating income before goodwill
  amortization..............................................   $ 6,729.5     $ 5,818.8     $ 2,406.9
Amortization of goodwill....................................      (537.4)       (344.4)       (216.1)
Corporate expense allocated to Tyco Capital.................        (5.3)           --            --
                                                               ---------     ---------     ---------
Tyco Industrial operating income............................     6,186.8       5,474.4       2,190.8
Net gain on sale of businesses and investments..............       276.6            --            --
Net gain on sale of common shares of a subsidiary...........        64.1       1,760.0            --
Tyco Capital net earnings (from June 2, 2001)...............       252.5            --            --
Interest expense, net.......................................      (776.5)       (769.6)       (485.6)
                                                               ---------     ---------     ---------
Income before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting changes.........     6,003.5       6,464.8       1,705.2
Income taxes................................................    (1,284.9)     (1,926.0)       (637.5)
Minority interest...........................................       (47.5)        (18.7)           --
                                                               ---------     ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES........................................     4,671.1       4,520.1       1,067.7
Extraordinary items, net of tax.............................       (17.1)         (0.2)        (45.7)
Cumulative effect of accounting changes, net of tax.........      (683.4)           --            --
                                                               ---------     ---------     ---------
TYCO INDUSTRIAL NET INCOME..................................   $ 3,970.6     $ 4,519.9     $ 1,022.0
                                                               =========     =========     =========

    During Fiscal 2001, we recorded merger, restructuring and other unusual charges and charges for the impairment of long-lived assets related primarily to cost reduction actions and acquisitions. Under our restructuring and integration programs, we terminate employees and close facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, sales and administrative functions. In addition, we discontinue or dispose of product lines which do not fit the long-term strategy of the respective businesses. We do not separately track the impact on financial results of the restructuring and integration programs. However, we estimate that our overall cost structure has been reduced by approximately $300.0 million on an annualized basis due to the impact associated with these charges. The significant decreases have been to selling, general and administrative expenses, approximately $50 million, and to cost of revenue, approximately $250 million. The $300 million (approximately $288 million cash and $12 million non-cash) estimated overall annualized cost savings as a result of restructuring activities in fiscal 2001 was based on a summary of estimated cost savings. In determining the amount of cost savings, management looked at the salaries and benefits of the people that were terminated to derive the annual savings. As it relates to facility closures, the cost savings represents the depreciation on the assets that will no longer be incurred. Historically, there has been no monitoring of the actual cost savings achieved as a result of restructuring activities.

    Operating income and margins for Tyco Industrial's four business segments, which are presented in accordance with GAAP in the following discussion, are supplemented by a discussion of operating income and margins stated before deductions for merger, restructuring and other unusual charges, charges for impairment of long-lived assets and the adoption of SAB 101. This supplemental discussion of operating results before certain charges (credits) and accounting change should not be considered an alternative to operating or net income as an indicator of the performance of our business, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

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

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing processes, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies become no longer separately identifiable. Consequently, we do not separately track the post-acquisition financial results of acquired companies. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. A majority of the companies that we acquire operate within the same industry as the segment into which the acquired company is integrated and, consequently, we assume that the companies that we acquire generally have a comparable organic growth percentage. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent less than 13% of the total purchase price for all acquisitions during the year ended September 30, 2001. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

    In the discussions that follow, we describe the reasons for changes in results for each segment, although we do not quantify the impact of the various factors. In order to quantify each factor contributing to a change in operating income and margins, we would need to exclude the results of acquisitions. As previously noted, since acquisitions are generally integrated within our existing operations immediately upon acquisition, we do not have the ability to exclude the effect of acquired businesses when quantifying increases and decreases in operating income and margins.

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

    The AMP merger occurred in April 1999, but, as required under the pooling of interests method of accounting, Fiscal 1999 results are presented as though the companies had been combined since the beginning of Fiscal 1999. The following table sets forth revenue and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue, before accounting change...........................   $13,052.1     $11,417.7     $7,043.5
SAB 101 accounting change...................................        55.4            --           --
                                                               ---------     ---------     --------
Revenue, after accounting change............................   $13,107.5     $11,417.7     $7,043.5
                                                               =========     =========     ========
Operating income (loss).....................................   $ 2,848.4     $ 2,850.8     $  (22.3)
Operating margins...........................................        21.7%         25.0%        (0.3)%

SAB 101 accounting change...................................   $    22.5     $      --     $     --
Restructuring and other unusual (charges) credits...........      (260.1)         85.5       (536.9)
Inventory-related (charges) credits.........................      (126.3)          5.4       (106.4)
Impairment of property, plant and equipment.................       (98.6)           --       (431.5)

    The 14.3% increase in revenue, before accounting change, in Fiscal 2001 over Fiscal 2000 resulted from acquisitions. These acquisitions included: Siemens Electromechanical Components GmbH & Co. KG ("Siemens") and AFC Cable
Systems, Inc. ("AFC Cable") in November 1999; Praegitzer Industries, Inc. ("Praegitzer") in December 1999; Critchley Group PLC ("Critchley") in
March 2000; the electronic OEM business of Thomas & Betts in July 2000; CIGI Investment Group, Inc. ("CIGI") in October 2000; and Lucent Technologies' Power Systems business unit in December 2000. Excluding the $451.6 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue

(calculated in the manner described above in "Overview") decreased an estimated 2.1%, which reflects an economic slowdown in the computer and consumer electronics and communications industries.

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

    Operating income was level, and margins decreased in Fiscal 2001 compared to Fiscal 2000 primarily related to increases in operating income due to acquisitions and improved margins at both Tyco Printed Circuit Group and AMP, offset by restructuring and other unusual charges, inventory related charges, and the impairment of long-lived assets. Operating income and margins also decreased at Allied Tube and Conduit resulting from higher raw material prices.

    Operating income and margins for Fiscal 2001 include restructuring and other unusual charges of $386.4 million primarily related to the closure of facilities within the computer and consumer electronics and communications industries in response to the severe downturn. Included within the $386.4 million are inventory write-downs of $74.6 million and charges of $51.7 million for the write-up of inventory under purchase accounting, both of which are included in cost of revenue. Operating income and margins for Fiscal 2001 also includes charges of $98.6 million for the impairment of property, plant and equipment associated with the facility closures. We expect the above cost reductions to contribute to improved operating efficiency.

    The following table provides information about these charges related to the Electronics segment:

                                                                  INVENTORY
                                                                   WRITE-                INVENTORY
                                         SEVERANCE   FACILITIES     DOWN       OTHER     WRITE-UP     TOTAL
                                         ---------   ----------   ---------   --------   ---------   --------
Fiscal 2001 charges....................   $178.2       $ 45.4      $ 74.6      $ 36.5     $ 51.7     $ 386.4
Fiscal 2001 utilization................    (71.4)       (10.8)      (74.6)      (17.5)     (51.7)     (226.0)
                                          ------       ------      ------      ------     ------     -------
Balance at September 30, 2001..........   $106.8       $ 34.6      $   --      $ 19.0     $   --     $ 160.4
                                          ======       ======      ======      ======     ======     =======

    These charges are partially offset by an increase of $22.5 million relating to the adoption of SAB 101. Operating income and margins for Fiscal 2000 include a net merger, restructuring and other unusual credit of $90.9 million in Fiscal 2000, of which credits of $5.4 million related to inventory are included in cost of sales, primarily related to a revision of estimates of merger, restructuring and other unusual accruals related to the merger with AMP and AMP's profit improvement plan.

    The substantial increase in operating income and margins in Fiscal 2000 compared with Fiscal 1999 was primarily due to the acquisitions of Raychem and Siemens and improved margins at both AMP and Tyco Printed Circuit Group. In addition, the substantial increase in operating income and margins was due to a restructuring and other unusual net credit of $90.9 million in Fiscal 2000 discussed above compared with Fiscal 1999 restructuring and other unusual charges of $643.3 million, of which inventory write-downs of $106.4 million are included in cost of revenue, and charges for the impairment of property, plant and equipment of $431.5 million, primarily related to the merger with AMP and AMP's profit improvement plan.

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

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue, before accounting change...........................   $10,529.1     $8,506.6      $8,086.5
SAB 101 accounting change...................................      (275.9)          --            --
                                                               ---------     --------      --------
Revenue, after accounting change............................   $10,253.2     $8,506.6      $8,086.5
                                                               =========     ========      ========
Operating income............................................   $ 1,690.6     $1,475.2      $1,336.1
Operating margins...........................................        16.5%        17.3%         16.5%

SAB 101 accounting change...................................   $  (183.8)    $     --      $     --
Restructuring and other unusual (charges) credits...........      (124.2)        11.2          27.2
Inventory-related charges...................................       (14.6)          --            --
Impairment of property, plant and equipment.................        (6.1)          --            --

    The 23.8% increase in revenue, before accounting change, in Fiscal 2001 over Fiscal 2000 resulted primarily from acquisitions and, to a lesser extent, higher sales volume and increased recurring service revenue at fire protection in North America and Asia, and increased recurring revenues in the worldwide electronic security services business. These acquisitions included: Flow Control Technologies ("FCT") in February 2000; Simplex Time Recorder Co. in
January 2001; Scott Technologies, Inc. ("Scott") in May 2001; and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") in July 2001. Excluding the $465.3 million decrease from foreign currency exchange fluctuations, our dealer program, the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") increased an estimated 3.3%.

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

    The 14.6% increase in operating income in Fiscal 2001 over Fiscal 2000 was primarily due to acquisitions and increased service volume in the fire protection business in North America and Asia and worldwide security business, somewhat offset by SAB 101 accounting changes, restructuring and other unusual charges, inventory related charges, and the impairment of property plant and equipment recorded in Fiscal 2001. The decrease in operating margins was primarily due to the charges noted above, somewhat offset by increased service revenues in fire protection and improved margins at both the valve operations and at Tyco Infrastructure (formerly known as Earth Tech).

    Operating income and margins in Fiscal 2001 include restructuring and other unusual charges of $138.8 million, of which inventory write-downs of $14.6 million are included in cost of revenue, and charges of $6.1 million for the impairment of property, plant and equipment primarily related to the closure of facilities that became redundant due to the acquisitions of SecurityLink and Simplex.

    The following table provides information about these charges related to the Fire and Security Services segment:

                                                                             INVENTORY
                                                                              WRITE-
                                                    SEVERANCE   FACILITIES     DOWN       OTHER      TOTAL
                                                    ---------   ----------   ---------   --------   --------
Fiscal 2001 charges...............................    $26.0        $48.3      $ 14.6      $49.9      $138.8
Fiscal 2001 utilization...........................     (9.3)        (1.5)      (14.6)      (5.7)      (31.1)
                                                      -----        -----      ------      -----      ------
Balance at September 30, 2001.....................    $16.7        $46.8      $   --      $44.2      $107.7
                                                      =====        =====      ======      =====      ======

    In addition, operating income and margins in Fiscal 2001 includes a decrease of $183.8 million relating to the adoption of SAB 101. Operating income and margins in Fiscal 2000 includes a restructuring and other unusual credit of $11.2 million related to a revision in estimates of our 1997 restructuring and other unusual accruals. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems as of the beginning of the fiscal year. See Consolidated Items--CUMULATIVE EFFECT OF ACCOUNTING CHANGES.

    The 10.4% increase in operating income in Fiscal 2000 over Fiscal 1999 reflects increased service volume in security operations in the United States and fire protection businesses in North America and Asia. The increase in operating margins was due to increased sales volume in both security services and fire protection offset slightly, in the case of security services, by the costs of the reorganization of the security services' dealer program and internal sales force during the first two quarters of Fiscal 2000.

    In addition to the items discussed above, operating income and margins reflect restructuring and other unusual credits of $11.2 million in Fiscal 2000 discussed above and $27.2 million in Fiscal 1999 relating to a revision in estimates of our 1997 restructuring and other unusual accruals.

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

    - ADT Automotive's auto redistribution services, which was sold on October 6, 2000.

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue, before accounting change...........................   $8,833.3      $6,467.9      $5,742.7
SAB 101 accounting change...................................      (20.6)           --            --
                                                               --------      --------      --------
Revenue, after accounting change............................   $8,812.7      $6,467.9      $5,742.7
                                                               ========      ========      ========
Operating income, after accounting change...................   $1,804.4      $1,439.8      $  890.9
Operating margins, after accounting change..................       20.5%         22.3%         15.5%

SAB 101 accounting change...................................   $   (9.8)     $     --      $     --
Restructuring and other unusual (charges) credits, net......      (12.7)         17.3        (419.1)
Inventory-related charges...................................      (44.0)         (6.4)           --
Write-off of purchased in-process research and
  development...............................................     (184.3)           --            --
Impairment of property, plant and equipment.................      (15.4)        (99.0)        (76.0)

    The 36.6% increase in revenue, before accounting change, in Fiscal 2001 over Fiscal 2000 resulted primarily from acquisitions and, to a lesser extent, organic growth. These acquisitions included: General Surgical Innovations, Inc. ("GSI") in November 1999; Radionics in January 2000; Fiber-Lam in March 2000; Mallinckrodt Inc. ("Mallinckrodt") in October 2000; and InnerDyne, Inc. ("InnerDyne") in December 2000. The revenue increase was somewhat offset by the sale of our ADT Automotive business. Excluding the $130.4 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions and the divestiture listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") increased an estimated 1.8%.

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

    The 25.3% increase in operating income and the decrease in operating margins in Fiscal 2001 compared to Fiscal 2000 was primarily due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment. The increase in operating income was somewhat offset by a write-off of in-process research and development costs and other impairment, restructuring and other unusual charges discussed below.

    Operating income and margins in Fiscal 2001 include net restructuring and other unusual charges of $56.7 million primarily related to the closure of several manufacturing plants. Included within the $56.7 million are charges of $35.0 million for the write-up of inventory under purchase accounting and inventory write-downs of $9.0 million, both of which are included in cost of revenue. Operating income and margins also include a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges of $15.4 million for the impairment of property, plant and equipment related to the closure of the manufacturing plants.

    The following table provides information about these charges related to the Healthcare and Specialty Products segment:

                                                                    INVENTORY
                                                                     WRITE-                INVENTORY
                                           SEVERANCE   FACILITIES     DOWN       OTHER     WRITE-UP     TOTAL
                                           ---------   ----------   ---------   --------   ---------   --------
Fiscal 2001 charges......................    $19.2        $ 1.5       $ 9.0      $ 7.6      $ 35.0      $ 72.3
Fiscal 2001 utilization..................     (9.2)        (0.6)       (9.0)      (1.2)      (35.0)      (55.0)
                                             -----        -----       -----      -----      ------      ------
Balance at September 30, 2001............    $10.0        $ 0.9       $  --      $ 6.4      $   --      $ 17.3
                                             =====        =====       =====      =====      ======      ======

    In addition, operating income and margins in Fiscal 2001 includes a decrease of $9.8 million relating to the adoption of SAB 101. Operating income and margins in Fiscal 2000 includes charges of $99.0 million, for the impairment of property, plant and equipment and merger, restructuring and other unusual credits of $17.3 million primarily related to exiting U.S. Surgical's interventional cardiology business, partially offset by charges of $6.4 million included in cost of sales related to the write-down of inventory.

    The substantial increase in operating income in Fiscal 2000 over Fiscal 1999 was due to increased sales volume at Tyco Healthcare, Tyco Plastics and Adhesives and, to a lesser extent, ADT Automotive, slightly offset by a lower operating margin percentage at Tyco Healthcare principally due to higher raw materials costs.

    In addition to the items discussed above, the substantial increase in operating income and margins in Fiscal 2000 over Fiscal 1999, was due to net merger, restructuring and other unusual and impairment charges of $88.1 million in Fiscal 2000 discussed above compared with Fiscal 1999 net merger, restructuring and other unusual charges of $419.1 million and charges of $76.0 million for the impairment of property, plant and equipment, primarily related to the merger with U.S. Surgical.

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

    The following table sets forth revenue and operating income and margins for the Telecommunications segment ($ in millions):

                                                              FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                              -----------   -----------   -----------
Revenue.....................................................   $1,863.2      $2,539.7      $1,623.8
Operating income............................................   $  414.6      $  516.6      $  325.1
Operating margins...........................................       22.3%         20.3%         20.0%

Unusual charge..............................................         --         (13.1)           --

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

    The 19.7% decrease in operating income in Fiscal 2001 compared with Fiscal 2000 was principally due to the decrease in the volume of undersea cable communications systems sales and services to others. The increase in operating margins was primarily due to project completions and certain reduced accruals due to lower profitability levels for Fiscal 2001 and certain contractual settlements.

    The substantial increase in operating income in Fiscal 2000 compared with Fiscal 1999 was primarily due to higher sales volume, and to a lesser extent, the Temasa acquisition. The increase in operating income was offset by an unusual charge of $13.1 million, primarily related to special non-recurring bonuses paid to key employees, incurred in connection with the TyCom initial public offering.

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

CORPORATE EXPENSES

    Corporate expenses, excluding a net gain on sale of businesses and investments of $276.6 million, a net unusual credit of $163.4 million, primarily for the settlement of litigation, and a net gain of $64.1 million on the sale of common shares of a subsidiary, were $191.9 million in Fiscal 2001 as compared to $187.4 million in Fiscal 2000 and $122.9 million in Fiscal 1999. These increases were due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations.

AMORTIZATION OF GOODWILL

    Amortization of goodwill, a non-cash charge, increased $193.0 million to $537.4 million in Fiscal 2001 compared with Fiscal 2000. Fiscal 2000 amortization of goodwill increased to $344.4 million from $216.1 million in Fiscal 1999. The increases in goodwill amortization expenses were due to net increases in goodwill balances of $10,066.2 million in Fiscal 2001 and $3,764.4 million in Fiscal 2000, all due to acquisitions. In accordance with recently adopted accounting rule changes, goodwill will no longer be amortized beginning with our Fiscal 2002 year. See ACCOUNTING PRONOUNCEMENTS within
Note 1 to our Consolidated Financial Statements for a discussion of these accounting rule changes.

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

    The following table sets forth operating results of Tyco Capital:

                                                                FOR THE PERIOD
                                                                JUNE 2 THROUGH
($ IN MILLIONS)                                               SEPTEMBER 30, 2001
---------------                                               ------------------
Finance income..............................................      $ 1,676.5
Interest expense............................................          597.1
                                                                  ---------
Net finance income..........................................        1,079.4
Depreciation on operating lease equipment(1)................          448.6
                                                                  ---------
Net finance margin..........................................          630.8
Provision for credit losses.................................         (116.1)
                                                                  ---------
Net finance margin, after provision for credit losses.......          514.7
Other income................................................          335.1
                                                                  ---------
Operating margin............................................          849.8
Selling, general, administrative and other costs and
  expenses less depreciation on operating lease equipment...         (398.7)
                                                                  ---------
Income before income taxes and minority interest............      $   451.1
                                                                  =========
Average earning assets ("AEA")(2)...........................      $39,159.2
Net finance margin as a percent of AEA (annualized).........          4.83%
Operating margin as a percent of AEA (annualized)...........          6.51%

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

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, merger, restructuring and other unusual (charges) credits, charges for the impairment of long-lived assets, net gain on the sale of businesses and investments, net gain on the sale of common shares of a subsidiary and accounting change, was 23.0% during Fiscal 2001, as compared to 24.8% in Fiscal 2000 and 27.0% in Fiscal 1999. The decrease in the effective income tax rate was primarily due to higher earnings in tax jurisdictions with lower income tax rates. We believe that we will generate sufficient future income to realize the tax benefits related to our deferred tax assets. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax benefits, primarily tax loss carryforwards (see Note 9 to our Consolidated Financial Statements).

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

                        LIQUIDITY AND CAPITAL RESOURCES

TYCO INDUSTRIAL

    The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations in Fiscal 2001, Fiscal 2000 and Fiscal 1999. We refer to the net amount of cash generated from operating activities, less capital expenditures and dividends, as "free cash flow." Management believes operating cash flow and free cash flow are important measures of operating performance for the manufacturing and service businesses included within Tyco Industrial, but not as important for Tyco Capital due to the nature of the financial services business. This is because the sources and uses of balance sheet items are completely different for an industrial manufacturing and service company versus a financial services company. Consequently, the following table presents such information for Tyco Industrial only. Free cash flow as determined below is not a measure of financial performance under GAAP, should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies.

($ IN MILLIONS)                                               FISCAL 2001   FISCAL 2000   FISCAL 1999
---------------                                               -----------   -----------   -----------
Tyco Industrial operating income............................    $6,186.8      $5,474.4      $2,190.8
Non-cash restructuring and other unusual charges, net.......       145.2         (84.2)        327.7
Charges for the impairment of long-lived assets.............       120.1          99.0         507.5
Write-off of purchased in-process research and
  development...............................................       184.3            --            --
Depreciation and amortization of intangible assets(1).......     1,603.2       1,300.0       1,095.1
Net increase in deferred income taxes.......................       219.0         507.8         351.6
Provision for losses on accounts receivable and inventory...       593.5         354.3         211.5
Less:
  Net increase in working capital(2)........................      (466.0)        (64.9)        511.0
  Restructuring expenditures(3).............................      (215.5)       (155.2)       (633.6)
  Interest expense, net.....................................      (776.5)       (769.6)       (485.6)
  Income tax expense........................................    (1,284.9)     (1,926.0)       (637.5)
  Other, net................................................       616.3         539.4         111.3
                                                                --------      --------      --------
Cash flow from operating activities.........................     6,925.5       5,275.0       3,549.8
Less:
  Capital expenditures(4)...................................    (1,797.5)     (1,703.8)     (1,632.5)
  Tyco Capital factoring receivables........................      (297.8)           --            --
  Dividends paid............................................       (90.0)        (86.2)       (187.9)
                                                                --------      --------      --------
Free cash flow(5)...........................................    $4,740.2      $3,485.0      $1,729.4
                                                                ========      ========      ========

------------------------------

(1) This amount is the sum of depreciation of tangible property
    ($1,243.1 million, $1,095.0 million and $979.6 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively) and amortization of intangible assets other than goodwill ($360.1 million, $205.0 million and $115.5 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively).

(2) This amount includes $490.6 million (of which $297.8 million relates to sales to Tyco Capital), $100.0 million and $50.0 million received on the sale of accounts receivable in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

(3) This amount is cash paid for merger, restructuring and other unusual charges.

(4) This amount excludes expenditures related to construction of the TGN of $2,247.7 million and $111.1 million for the years ended September 30, 2001 and 2000, respectively because through September 30, 2001 the TGN was effectively funded from the proceeds that TyCom received in connection with its initial public offering. The financing proceeds from the initial public offering in Fiscal 2000 are also excluded from these amounts. This amount includes $427.7 million and $172.0 million received in sale-leaseback transactions for the years ended September 30, 2001 and 2000, respectively.

(5) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $894.4 million, $544.2 million and $354.4 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

    In addition, in Fiscal 2001, Fiscal 2000 and Fiscal 1999 we paid out $720.0 million, $544.2 million and $354.4 million, respectively, in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" in the Consolidated Statements of Cash Flows.

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

    In Fiscal 2001, we recorded net restructuring and other unusual charges of $331.8 million, of which charges of $98.2 million are included in cost of revenue, consisting of charges of $498.6 million, related primarily to the closure of manufacturing plants, sales offices, warehouses and administrative offices in the Electronics and Fire and Security Services segments, partially offset by a $166.8 million credit to litigation reserves established in the prior year. In addition, we incurred an unusual charge of $86.7 million related to the sale of inventory which had been written-up under purchase accounting, which has been included in cost of revenue. At September 30, 2000, there existed merger, restructuring and other unusual reserves of $365.9 million. During Fiscal 2001, we paid out $215.5 million in cash and incurred $228.7 million in non-cash charges that were charged against these reserves. At September 30, 2001, there remained $340.2 million of merger, restructuring and other unusual reserves on Tyco Industrial's Consolidated Balance Sheet, of which
$304.9 million is included in accrued expenses and other current liabilities and $35.3 million is included in other long-term liabilities.

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

    In Fiscal 2001, Tyco Industrial made acquisitions that were accounted for under the purchase accounting method at an aggregate cost of $13,746.9 million and customer contracts for electronic security services through its dealer program for $994.6 million. The aggregate cost of $14,741.5 million consists of, $10,956.6 million paid in cash, net of cash acquired (excluding
$2,156.4 million of cash acquired from Tyco Capital), and $3,784.9 million paid in the form of Tyco common shares. Fair value of debt of acquired companies aggregated $1,592.3 million. In connection with these acquisitions, we established purchase accounting reserves of $1,021.3 million for transaction and integration costs. In addition, purchase accounting liabilities of $104.0 million and a corresponding increase to goodwill and deferred tax assets were recorded during Fiscal 2001. Changes in estimates related to acquisitions consummated prior to Fiscal 2001, primarily related to revisions associated with finalizing the exit plans of the electronic OEM business of Thomas & Betts, AFC Cable, Critchley and Siemens, all acquired during Fiscal 2000. At the beginning of Fiscal 2001, purchase accounting reserves were $372.6 million as a result of purchase accounting transactions made in prior years. During Fiscal 2001, we paid out $894.4 million in cash (including approximately $105.7 million relating to purchase price adjustments and earn-out liabilities on certain acquisitions and $68.7 million relating to the acquisition of Tyco Capital) and incurred
$7.2 million in non-cash charges against the reserves established during and prior to Fiscal 2001. In addition, we reclassified $0.3 million of fair value adjustments related to the write-down of assets for fiscal 2000 acquisitions out of purchase accounting liabilities and into the appropriate asset or liability account. Also, in Fiscal 2001, we determined that $68.3 million of purchase accounting reserves related primarily to acquisitions prior to Fiscal 2001 were not needed and reversed that amount against goodwill. At September 30, 2001, there remained $702.1 million in purchase accounting reserves on Tyco Industrial's Consolidated Balance Sheet, of which $583.1 million is included in accrued expenses and other current liabilities and $119.0 million is included in other long-term liabilities.

    The following details the Fiscal 2001 capital expenditures, net, and depreciation by segment for Tyco Industrial ($ in millions):

                                                       CAPITAL
                                                  EXPENDITURES, NET      DEPRECIATION
                                                  -----------------      ------------
  Electronics...................................       $  587.8            $  429.0
  Fire and Security Services....................          897.1               456.9
  Healthcare and Specialty Products.............          159.6               257.0
  Telecommunications............................          113.0(1)             89.1
  Corporate.....................................           40.0                11.1
                                                       --------            --------
                                                       $1,797.5(2)         $1,243.1
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

    If rating agencies downgrade Tyco Industrial's debt to below investment grade status, the Company may be required to repurchase its Y30 billion
(U.S. $252 million) 3.5% notes due 2030 and receivables previously sold under our third-party sale of accounts receivable program. Amounts outstanding under these receivables programs aggregated approximately $608 million as of September 30, 2001. In addition, a rating of below investment grade status would cause the interest rate on our $400 million 7.2% notes due 2008 to increase to 8.2%, until such time that the rating becomes investment grade by both S&P and Moody's.

    Our $4,657.5 million zero coupon convertible debentures due 2020 and $3,035.0 million zero coupon convertible debentures due 2021 may be converted into Tyco common shares at the option of the holder if any one of the following conditions is satisfied for the relevant debentures:

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

    The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at September 30, 2001 as shown in the following table:

                                                      ZERO COUPON   ZERO COUPON
                                                      CONVERTIBLE   CONVERTIBLE
                                                      DEBENTURES    DEBENTURES
                                                       DUE 2020      DUE 2021
                                                      -----------   -----------
Stock price at September 30, 2001...................    $45.50        $45.50
Accreted conversion price per common share at
  September 30, 2001(1).............................    $72.53        $85.65

------------------------
(1) Accreted conversion price per common share is equal to the accreted value of the respective debentures at September 30, 2001 divided by their respective conversion rates. The conversion price increases as interest on the notes accretes.

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

                                      FISCAL      FISCAL      FISCAL      FISCAL      FISCAL                               FAIR
                                       2002        2003        2004        2005        2006      THEREAFTER    TOTAL      VALUE
                                     --------    --------    --------    --------    --------    ----------   --------   --------
Long-term investment:
  Fixed rate (British Pound).......       --          --      134.8           --          --            --       134.8      134.8
    Interest rate..................                            11.5%
Total debt:
  Fixed rate (US$).................  1,652.1       611.6       68.0      1,218.7     1,688.0      10,355.9    15,594.3   15,838.9
    Average interest rate..........      5.6%        5.0%       6.4%         6.2%        6.1%          3.8%
  Fixed rate (Euro)................       --          --         --           --          --         550.1       550.1      562.7
    Average interest rate..........                                                                    6.1%
  Fixed rate (Yen).................     74.5        39.9       10.6          6.1         3.5         306.1       440.7      440.7
    Average interest rate..........      1.9%        2.3%       2.1%         1.7%        1.9%          3.8%
  Fixed rate (British Pound).......       --          --         --         13.7        65.5            --        79.2       79.2
    Average interest rate..........                                          4.4%        5.2%
  Variable rate (US$)..............    197.6     2,444.3        9.4          5.0     2,017.8          22.8     4,696.9    4,715.7
    Average interest rate (1)......      4.0%        3.5%       2.6%         2.8%        3.3%          2.9%
  Variable rate (Euro).............     94.6        89.7        6.1          3.8         3.7           5.7       203.6      203.6
    Average interest rate (1)......      4.2%        4.6%       4.7%         4.5%        4.4%          5.0%
  Variable rate (French Franc).....      4.2         5.0        5.3          5.9         7.0          26.8        54.2       54.2
    Average interest rate (1)......      4.9%        4.9%       4.9%         4.9%        4.9%          4.9%
Interest rate swap:
  Fixed to variable (US$)..........  1,000.0          --         --           --       600.0       1,800.0     3,400.0      139.6
    Average pay rate (1)...........      5.2%                                            4.1%          4.4%
    Average receive rate...........      6.9%                                            6.4%          6.5%
Cross-currency swap:
  Receive US$/Pay Yen..............       --       150.0         --           --          --            --       150.0        0.3(2)
  Pay Yen interest.................      0.1          --         --           --          --            --         0.1
  Receive US$ interest.............      5.3         2.4         --           --          --            --         7.7
    Pay rate.......................      0.1%        0.1%
    Receive rate...................      3.5%        3.5%

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