Form 10-Q/A
period 2001-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2002-12-31
CIK 833444

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

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A is being filed to restate certain amounts (see "Restatement" within Note 1 for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly period ended December 31, 2001, in connection with an ongoing review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment on Form 10-K/A for the fiscal year ended September 30, 2001.

                            TYCO INTERNATIONAL LTD.
                              INDEX TO FORM 10-Q/A

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

    Consolidated Balance Sheets (Unaudited) as of
     December 31, 2001, as restated, and
      September 30, 2001....................................      1

    Consolidated Statements of Operations (Unaudited) for
     the quarters ended
      December 31, 2001, as restated, and 2000..............      3

    Consolidated Statements of Cash Flows (Unaudited) for
     the quarters ended
      December 31, 2001, as restated, and 2000..............      4

    Notes to Consolidated Financial Statements
     (Unaudited)............................................      5

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     32

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     50

Item 4--Controls and Procedures.............................     50

Signatures..................................................     51

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


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

    TOTAL ASSETS............................................

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities of long-term debt......
Accounts payable............................................
Accrued expenses and other current liabilities (Note 11)....
Long-term debt..............................................
Other long-term liabilities (Note 11).......................
Income taxes................................................
Deferred income taxes (Note 11).............................
    TOTAL LIABILITIES.......................................

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

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

              TYCO INTERNATIONAL LTD.
           AND CONSOLIDATED SUBSIDIARIES         TYCO INDUSTRIAL                  TYCO CAPITAL
           -----------------------------   ----------------------------   ----------------------------
           DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
               2001            2001            2001           2001            2001           2001
           -------------   -------------   ------------   -------------   ------------   -------------
            (RESTATED)                      (RESTATED)
            $  3,167.2      $  2,587.2       $ 1,865.6      $ 1,779.2       $ 1,301.6      $   808.0

               6,878.5         7,372.5         6,372.7        6,453.2           652.4        1,146.7
               5,530.8         5,101.3         5,530.8        5,101.3              --             --
              29,771.3        31,386.5              --             --        29,771.3       31,386.5
               1,998.2         1,643.8         1,998.2        1,643.8              --             --
                 666.4           698.6           666.4          698.6              --             --
              16,869.8        16,473.9        10,307.5        9,970.3         6,562.3        6,503.6
                    --              --        11,144.8       10,598.0              --             --
              33,417.6        29,811.5        26,581.4       23,264.0         6,836.2        6,547.5
               5,858.8         5,498.9         5,837.9        5,476.9            20.9           22.0
               8,592.0         8,190.4         4,587.4        3,616.7         5,001.4        4,573.7
               2,754.8         2,522.7         2,577.8        2,420.6           177.0          102.1
            ----------      ----------       ---------      ---------       ---------      ---------
            $115,505.4      $111,287.3       $77,470.5      $71,022.6       $50,323.1      $51,090.1
            ==========      ==========       =========      =========       =========      =========

            $ 16,218.5      $ 18,873.6       $ 1,326.4      $ 2,023.0       $14,892.1      $17,050.6
               4,107.4         4,145.9         3,677.5        3,692.6           552.8          460.9
               9,780.9        10,599.5         6,393.4        7,019.0         3,411.2        3,600.3
              42,543.6        38,243.1        23,433.6       19,596.0        19,635.0       18,647.1
               3,864.2         3,477.4         3,516.3        3,081.9           347.9          395.5
               1,990.7         1,922.7         1,910.4        1,845.0            80.3           77.7
               1,504.6         1,726.3         1,504.6        1,726.3              --             --
            ----------      ----------       ---------      ---------       ---------      ---------
              80,009.9        78,988.5        41,762.2       38,983.8        38,919.3       40,232.1
            ----------      ----------       ---------      ---------       ---------      ---------
                 259.0           260.0              --             --           259.0          260.0
                  57.3           301.4           388.3          301.4              --             --
                    --              --              --             --              --             --

                 398.5           387.1           399.0          387.1              --             --
               8,096.5         7,962.8         8,096.5        7,962.8              --             --
              14,883.3        12,561.3        15,023.6       12,561.3        10,683.2       10,422.4
              13,480.2        12,305.7        13,480.2       12,305.7           533.2          252.4
              (1,679.3)       (1,479.5)       (1,679.3)      (1,479.5)          (71.6)         (76.8)
            ----------      ----------       ---------      ---------       ---------      ---------
              35,179.2        31,737.4        35,320.0       31,737.4        11,144.8       10,598.0
            ----------      ----------       ---------      ---------       ---------      ---------
            $115,505.4      $111,287.3       $77,470.5      $71,022.6       $50,323.1      $51,090.1
            ==========      ==========       =========      =========       =========      =========

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                     TYCO INTERNATIONAL LTD.
                                                        AND CONSOLIDATED
                                                          SUBSIDIARIES            TYCO INDUSTRIAL         TYCO CAPITAL
                                                     -----------------------   ---------------------   ------------------
                                                        FOR THE QUARTERS         FOR THE QUARTERS       FOR THE QUARTER
                                                       ENDED DECEMBER 31,       ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                                     -----------------------   ---------------------   ------------------
                                                        2001         2000         2001        2000            2001
                                                     ----------   ----------   ----------   --------   ------------------
                                                     (RESTATED)                (RESTATED)
REVENUES AND OTHER INCOME:
Net revenue........................................  $ 8,578.7     $8,029.0     $8,578.7    $8,029.0        $     --
Finance income.....................................    1,198.0           --           --          --         1,198.0
Other income.......................................      240.5           --           --          --           245.1
Earnings of Tyco Capital...........................         --           --        255.4          --              --
Non-operating net gain on sale of businesses.......         --        410.4           --       410.4              --
Non-operating loss on sale of common shares of a
  subsidiary.......................................      (39.6)          --        (39.6)         --
                                                     ---------     --------     --------    --------        --------
  Total revenues and other income..................    9,977.6      8,439.4      8,794.5     8,439.4         1,443.1
COSTS AND EXPENSES:
Cost of revenue....................................    5,234.4      4,974.4      5,234.4     4,974.4              --
Selling, general, administrative and other costs
  and expenses.....................................    2,529.6      1,548.8      1,957.1     1,548.8           577.1
Interest income....................................      (20.7)       (58.0)       (20.7)      (58.0)             --
Interest expense and other financial charges.......      581.8        226.1        208.8       226.1           373.0
Provision for credit losses........................      112.9           --           --          --           112.9
Restructuring and other unusual charges............       19.9         18.1         19.9        18.1              --
Write-off of purchased in-process research and
  development......................................         --        184.3           --       184.3              --
Charge for the impairment of long-lived assets.....         --          7.4           --         7.4              --
                                                     ---------     --------     --------    --------        --------
  Total costs and expenses.........................    8,457.9      6,901.1      7,399.5     6,901.1         1,063.0
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES...............................    1,519.7      1,538.3      1,395.0     1,538.3           380.1
Income taxes.......................................     (316.7)      (525.0)      (194.3)     (525.0)         (122.4)
Minority interest..................................       (0.8)       (12.5)         1.5       (12.5)           (2.3)
                                                     ---------     --------     --------    --------        --------
Income before extraordinary items and cumulative
  effect of accounting changes.....................    1,202.2      1,000.8      1,202.2     1,000.8           255.4
Extraordinary items, net of tax....................       (2.8)          --         (2.8)         --              --
Cumulative effect of accounting changes, net of
  tax..............................................         --       (683.4)          --      (683.4)             --
                                                     ---------     --------     --------    --------        --------
NET INCOME.........................................  $ 1,199.4     $  317.4     $1,199.4    $  317.4        $  255.4
                                                     =========     ========     ========    ========        ========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting changes...................  $    0.61     $   0.58
  Extraordinary items, net of tax..................         --           --
  Cumulative effect of accounting changes, net of
    tax............................................         --        (0.39)
  Net income.......................................       0.61         0.18
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and cumulative
    effect of accounting changes...................  $    0.60     $   0.57
  Extraordinary items, net of tax..................         --           --
  Cumulative effect of accounting changes, net of
    tax............................................         --        (0.39)
  Net income.......................................       0.60         0.18

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic............................................    1,974.6      1,735.2
  Diluted..........................................    1,999.7      1,762.2
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income before extraordinary items and cumulative
    effect of accounting changes...................                $1,115.7
  Basic earnings per common share..................                    0.64
  Diluted earnings per common share................                    0.63
  Net income.......................................                $  432.3
  Basic net income per common share................                    0.25
  Diluted net income per common share..............                    0.25

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                            TYCO INTERNATIONAL LTD.
                                                               AND CONSOLIDATED
                                                                 SUBSIDIARIES            TYCO INDUSTRIAL          TYCO CAPITAL
                                                            -----------------------   ----------------------   ------------------
                                                               FOR THE QUARTERS          FOR THE QUARTERS       FOR THE QUARTER
                                                              ENDED DECEMBER 31,        ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                                            -----------------------   ----------------------   ------------------
                                                               2001         2000         2001        2000             2001
                                                            ----------   ----------   ----------   ---------   ------------------
                                                            (RESTATED)                (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $ 1,199.4    $   317.4    $ 1,199.4    $  317.4        $   255.4
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Earnings retained by Tyco Capital.......................         --           --       (255.4)         --               --
  Non-cash restructuring and other unusual charges........        5.8          0.7          5.8         0.7               --
  Write-off of purchased in-process research and
    development...........................................         --        184.3           --       184.3               --
  Charge for the impairment of long-lived assets..........         --          7.4           --         7.4               --
  Cumulative effect of accounting changes, net of tax.....         --        683.4           --       683.4               --
  Minority interest in net income (loss) of consolidated
    subsidiaries..........................................        0.8         12.5         (1.5)       12.5              2.3
  Net gain on sale of businesses..........................         --       (410.4)          --      (410.4)              --
  Loss on sale of common shares of a subsidiary...........       39.6           --         39.6          --               --
  Charges related to prior years (see Note 1).............      222.0           --        222.0          --               --
  Gain on sale of financing assets........................      (59.5)          --           --          --            (59.5)
  Depreciation............................................      701.2        296.5        359.6       296.5            341.6
  Goodwill and intangible assets amortization.............      121.1        190.3        121.1       190.3               --
  Provision for credit losses.............................      112.9           --           --          --            112.9
  Deferred income taxes...................................     (208.6)       192.8       (133.7)      192.8            (74.9)
  Debt and refinancing cost amortization..................       39.2         11.9         39.2        11.9               --
  Other non-cash items....................................        5.9         44.6          5.9        44.6               --
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Accounts receivable...................................      409.9        185.5        463.4       185.5               --
    Inventories...........................................     (235.9)      (397.9)      (235.9)     (397.9)              --
    Other assets..........................................     (539.1)       (39.8)      (318.0)      (39.8)          (221.1)
    Accounts payable, accrued expenses and other
      liabilities.........................................     (707.5)      (559.5)      (639.6)     (559.5)           (67.9)
    Net payable to Parent.................................         --           --           --          --              8.7
    Income taxes..........................................       29.2        220.8         29.2       220.8               --
    Deferred revenue......................................      (73.5)       (31.4)       (73.5)      (31.4)              --
    Other.................................................      111.6          5.2        112.6         5.2             (1.0)
                                                            ---------    ---------    ---------    ---------       ---------
      Net cash provided by operating activities...........    1,174.5        914.3        940.2       914.3            296.5
                                                            ---------    ---------    ---------    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and leasing assets
  (Note 12)...............................................    1,528.7           --           --          --          1,466.5
Purchase of property, plant and equipment, net............     (574.0)      (397.3)      (569.4)     (397.3)            (4.6)
Construction in progress--TyCom Global Network............     (561.7)      (268.7)      (561.7)     (268.7)              --
Acquisition of businesses, net of cash acquired...........   (1,052.3)    (3,054.6)    (1,052.3)   (3,054.6)              --
Cash paid for purchase accounting and holdback/earn-out
  liabilities.............................................     (218.7)      (171.3)      (218.7)     (171.3)              --
Disposal of businesses, net of cash sold..................         --        872.3           --       872.3               --
Net increase in investments...............................      (29.1)      (119.2)       (29.1)     (119.2)              --
Other.....................................................     (230.2)       (74.9)      (230.2)      (74.9)              --
                                                            ---------    ---------    ---------    ---------       ---------
      Net cash (used in) provided by investing
        activities........................................   (1,137.3)    (3,213.7)    (2,661.4)   (3,213.7)         1,461.9
                                                            ---------    ---------    ---------    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt....................    1,032.7      2,984.1      2,728.3     2,984.1         (1,695.6)
Proceeds from exercise of options.........................      134.7        104.5        134.7       104.5               --
Dividends paid............................................      (24.4)       (21.5)       (24.4)      (21.5)              --
Repurchase of common shares by subsidiary.................     (599.0)      (546.6)      (599.0)     (546.6)              --
Net capital contribution to Tyco Capital..................         --           --       (257.5)         --            257.5
Notes (receivable) payable to affiliate...................         --           --       (525.0)         --            525.0
Proceeds from (payment to) affiliate for minority interest
  in subsidiary...........................................         --           --        331.0          --           (331.0)
Short-term advances from Tyco Capital.....................         --           --         20.7          --            (20.7)
Other.....................................................       (1.2)        (5.2)        (1.2)       (5.2)              --
                                                            ---------    ---------    ---------    ---------       ---------
      Net cash provided by (used in) financing
        activities........................................      542.8      2,515.3      1,807.6     2,515.3         (1,264.8)
                                                            ---------    ---------    ---------    ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................      580.0        215.9         86.4       215.9            493.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........    2,587.2      1,264.8      1,779.2     1,264.8            808.0
                                                            ---------    ---------    ---------    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 3,167.2    $ 1,480.7    $ 1,865.6    $1,480.7        $ 1,301.6
                                                            =========    =========    =========    =========       =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

    BASIS OF PRESENTATION--The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda ("Tyco"), and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company"). The Company's unaudited Consolidated Financial Statements are presented along with the unaudited Consolidating Financial Statements of Tyco Industrial and Tyco Capital in order to provide a more comprehensive analysis of the components of our business. The Company includes this presentation because the businesses within the Tyco Industrial operations (diversified manufacturing) and the Tyco Capital operations (financial services) are significantly different from one another with different key performance indicators for their respective industries. The consolidating separate financial statements of Tyco Industrial and Tyco Capital are unaudited and have not been reviewed in accordance with SAS 71.

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

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis. The consolidated amounts as of September 30, 2001 are derived from our audited Consolidated Financial Statements included in our Form 10-K/A for the year ended September 30, 2001.

    Information presented in the Notes to Consolidated Financial Statements (Unaudited) refers to Tyco and all its consolidated subsidiaries unless otherwise indicated.

    The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.

    The Consolidated Financial Statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation. All references in this Form 10-Q/A to "$" are to U.S. dollars.

    RESTATEMENT--As described in Note 1 to the Company's Consolidated Financial Statements in its Form 10-K/A for the year ended September 30, 2001, the Company is reimbursed by dealers for certain costs incurred by the Company under ADT's authorized dealer program. The Company has restated its Consolidated Financial Statements and the related disclosures for the quarter ended December 31, 2001 to record as a deferred credit the amount by which dealer reimbursements exceed the actual costs incurred by the Company during these periods (resulting in a decrease to net income of $28.3 million). The deferred credit is being amortized on a straight-line basis over ten years. Financial statements for

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
periods prior to fiscal 2002 have not been restated. However, we have recorded the effect of the charge related to prior years as well as certain other charges, as discussed below in "Charges Relating to Prior Years Recorded in Fiscal 2002" (resulting in a decrease to net income of $199.7 million, of which $39.6 million is a decrease to other income). In addition, the Company has restated its Consolidated Financial Statements and the related disclosures to reflect the elimination of certain inter-company sales and the associated margin between Tyco Infrastructure and Tyco Electronics (resulting in a decrease to revenues of $50.9 million and a decrease to net income of $23.6 million). The Company has also restated its financial statement disclosures to reflect a reduction of operating income of $42.0 million in the Electronics segment, offset by a reduction of corporate operating expenses for the same amount (resulting in no change to net income). The restatement results in an aggregate decrease to revenues and other income, and net income of $90.5 million and $251.6 million, respectively, for the quarter ended December 31, 2001.

    The impact of the restatement on the Consolidated Statements of Operations and Consolidated Balance Sheet is as follows ($ in millions, except per share date):

                                                              TYCO INTERNATIONAL LTD. AND
                                                               CONSOLIDATED SUBSIDIARIES
                                                              ---------------------------
                                                                     QUARTER ENDED
                                                                   DECEMBER 31, 2001
                                                              ---------------------------
                                                                 AMOUNT
                                                               PREVIOUSLY
                                                                REPORTED     AS RESTATED
                                                              ------------   ------------
                                                                      (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income...........................   $ 10,068.1     $  9,977.6
  Total costs and expenses..................................      8,223.0        8,457.9
  Income before income taxes................................      1,845.1        1,519.7
  Net income................................................      1,451.0        1,199.4
  Diluted earnings per common share.........................         0.73           0.60
CONSOLIDATED BALANCE SHEET:
  Tyco Global Network.......................................   $  2,693.6     $  2,664.6
  Goodwill, net.............................................     33,209.3       33,417.6
  Total assets..............................................    115,320.7      115,505.4
  Total liabilities.........................................     79,848.8       80,009.9
  Accumulated earnings......................................     13,731.8       13,480.2
  Total shareholders' equity................................     35,155.6       35,179.2

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have been

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to the Company's Form 10-K/A for the year ended September 30, 2001 is $185.9 million.

    - The Company determined that the net gain of $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million.

    - As described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 which is being filed concurrently with this Form 10-Q/A, the Company identified several adjustments, both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million.

    The fiscal years to which the charges relate are as follows ($ in millions):

                                                              PRIOR TO
                                                               FISCAL     FISCAL     FISCAL
TYPE OF ADJUSTMENT                                              1999       2000       2001      TOTAL
------------------                                            --------   --------   --------   --------
ADT dealer reimbursements...................................   $33.6      $53.5      $ 98.8     $185.9
Gain on issuance of shares of TyCom.........................      --         --        39.6       39.6
Other adjustments...........................................    22.7       26.4       (13.0)      36.1
                                                               -----      -----      ------     ------
  Totals....................................................   $56.3      $79.9      $125.4(1)  $261.6
                                                               =====      =====      ======     ======

------------------------

(1) Of the $125.4 million pre-tax charges relating to fiscal 2001, $21.2 million relates to the quarter ended December 31, 2000.

2. ACQUISITIONS AND DIVESTITURES

    During the first quarter of fiscal 2002, the Company purchased businesses for an aggregate cost of $3,036.2 million, consisting of $1,052.3 million in cash, net of $51.0 million of cash acquired, and the issuance of approximately
46.0 million common shares valued at $1,941.9 million, plus the fair value of stock options assumed of $42.0 million. The Company purchased all of the voting equity interests in each of the businesses acquired. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom. In addition, the Company recorded
$235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt. Fair value of debt of acquired companies aggregated $607.6 million. During the quarter, the Company paid $176.9 million of cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid cash of approximately $41.8 million relating to holdback and earn-out liabilities primarily related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquired company's net assets, or purchase price paid over time. "Earn-out"

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) liabilities are payments to the seller, that are the result of the acquired company having achieved certain milestones subsequent to its acquisition by Tyco. The Company also issued 44,139 common shares valued at $2.3 million relating to earn-out liabilities during the first quarter. The value of these common shares is based upon the fair value. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth over a specified period of time, and are accrued when the milestones are met and contingent consideration becomes determinable and distributable. At
December 31, 2001, the Company had a contingent liability of $100 million related to the acquisition of Com-Net by the Electronics segment. The Company is required to pay $20 million on May 14, 2002 only if the State of Florida does not cancel the contract for the construction of a communications system prior to that date. The remaining $80 million is payable to the former shareholders of Com-Net only after the construction and installation of the communications system is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. The $100 million was not accrued at December 31, 2001, as the outcome of these contingencies cannot be reasonably determined. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates. In connection with first quarter fiscal 2002 acquisitions, the Company recorded purchase accounting liabilities of $80.7 million for transaction costs and the costs of integrating the acquired companies within Tyco's business segments.

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed in the first quarter of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $3,520.6 million in goodwill and $476.4 million in other intangible assets. These amounts include $572.0 million and $10.2 million for adjustments to goodwill and other intangible assets, respectively. The adjustments to goodwill relate primarily to Fiscal 2001 acquisitions of The CIT Group Inc. ("CIT" - acquired in June 2001), Lucent Technologies' Power Systems ("LPS" - acquired in December 2000) and Scott Technologies ("Scott" - acquired in May 2001). Upon the acquisition of CIT, management planned the strategic exiting of certain of its existing portfolios, including franchise finance, manufactured housing, inventory and automotive finance, and recreational vehicle as well as the reorganization of European operations. These activities were not finalized until the current quarter. Adjustments to goodwill for LPS relate to the closure of a manufacturing plant and the adjustment of certain opening balance sheet items to fair value. Finalization of the exit plan was not completed until the current quarter. Adjustments to goodwill for Scott primarily relate to the accrual of an environmental reserve resulting from the finalization of the environmental study during the current quarter. Adjustments to intangible assets of $10.2 million primarily relate to acquired technology.

    Acquisitions were an important part of Tyco's growth during the first quarter of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. The Company begins formulating exit plans as part of the acquisition approval process. Tyco determines what it is willing to pay for an acquisition partially based on its expectation that it can cost effectively integrate the products and services of an acquired

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) company into Tyco's existing infrastructure and improve earnings by removing overhead costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilizes existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targets companies that are perceived to be experiencing depressed financial performance. All of these factors contribute to acquisition prices in excess of the fair value of identifiable net assets acquired and the resultant goodwill.

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


Receivables.................................................  $   22.2
Inventories.................................................     265.0
Property, plant and equipment, net..........................     243.6
Goodwill....................................................   3,756.2
Intangible assets...........................................     476.4
Other assets................................................     617.9
                                                              --------
                                                               5,381.3
                                                              --------
Accounts payable............................................      92.3
Accrued expenses and other current liabilities..............     686.0
Holdback/earn-out liability.................................      66.8
Fair value of debt assumed..................................     607.6
Other long-term liabilities.................................      85.8
Minority interest...........................................    (248.9)
                                                              --------
                                                               1,289.6
                                                              --------
                                                              $4,091.7
                                                              ========
Cash consideration paid (net of $51.0 million of cash
  acquired).................................................  $1,052.3
Share consideration paid and fair value of stock options
  assumed(1)................................................   3,039.4
                                                              --------
                                                              $4,091.7
                                                              ========

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

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Smith Alarm, a security monitoring company for both residential and commercial customers, was purchased for $80.6 million in cash and has been integrated within the Fire and Security Services segment. Century, a manufacturer of steel tubing, was purchased for $125.5 million in cash and has been integrated within the Electronics segment. Sensormatic, a leading supplier of electronic security solutions to the retail, commercial and industrial market places, was purchased for approximately 46.0 million Tyco common shares valued at $1,941.9 million, plus the fair value of assumed stock options of $42.0 million, and has been integrated within the Fire and Security Services segment. The primary reason for the Sensormatic acquisition was that Sensormatic presented Tyco with an opportunity to expand Tyco's security product range to include electronic article surveillance systems of which Sensormatic was the recognized market leader in this sector. Additionally, the acquisition allowed us to expand our presence in the access control and video systems businesses. Sensormatic was a global company with approximately $1.1 billion in revenue with a talented workforce including an established research and development group. The acquisition presented us with many synergy opportunities in each of our operating regions around the world. Transpower Technologies, a designer and manufacturer of inductors and isolation transformers, was purchased for $62.6 million in cash and has been integrated within the Electronics segment. The DSC Group, a manufacturer of security alarms, fire alarms and panels, was purchased for $90.2 million in cash and has been integrated within the Fire and Security Services segment. Water & Power, a provider of water treatment products and services, was purchased for $39.1 million in cash and has been integrated within the Fire and Security Services segment. Linq, a manufacturer of flexible intermediate bulk containers, was purchased for $34.2 million in cash and has been integrated within the Healthcare and Specialty Products segment. TyCom is a leading provider of undersea fiber optic networks and services. In December 2001, the Company completed its amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million.

    In addition to the acquisitions listed above, Tyco paid cash of $363.2 million to acquire approximately 340,000 customer contracts for electronic security services through its dealer program and acquired approximately 50 other smaller companies and business lines for an aggregate cost of $307.9 million in cash. The acquisitions were comprised primarily of businesses which manufacture a broad range of electronic products; manufacture a wide range of products used in the disposable medical products industry as well as other plastic products; manufacture fire and security products and manufacture valves and related products; and provide electronic security services. All acquisitions were integrated within the Electronics, Fire and Security Services, or Healthcare and Specialty Products segments.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2002 purchase acquisitions ($ in millions):

                                                                             DISTRIBUTOR &
                                                                               SUPPLIER
                                 SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                            --------------------   ---------------------   -----------------   --------
                            NUMBER OF              NUMBER OF
                            EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                            ---------   --------   ----------   --------   -----------------   --------   --------
Fiscal 2002 acquisition
  liabilities.............    1,473      $18.1         47        $29.6           $10.3          $ 22.7     $ 80.7
Fiscal 2002 utilization...     (593)      (7.7)        (9)        (2.5)           (0.2)          (13.6)     (24.0)
                              -----      -----        ---        -----           -----          ------     ------
Balance at December 31,
  2001....................      880      $10.4         38        $27.1           $10.1          $  9.1     $ 56.7
                              =====      =====        ===        =====           =====          ======     ======

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Purchase accounting liabilities recorded during the first quarter of fiscal 2002 consist of $18.1 million for severance and related costs; $29.6 million for costs associated with the shut down and consolidation of certain facilities, including unfavorable leases, lease terminations and other related fees, and other costs; $10.3 million for distributor and supplier contractual cancellation fees; and $22.7 million for transaction and other costs.

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 47 facilities. The costs of employee terminations relate to the elimination of 960 positions in the United States, 451 positions in Europe, 58 positions in the Asia-Pacific region and 4 positions in Latin America, consisting primarily of administrative, sales and marketing, manufacturing and distribution, and technical personnel. Facilities designated for closure include 32 facilities in Europe, 10 facilities in the United States, 4 facilities in the Asia-Pacific region and 1 facility in Canada, consisting primarily of manufacturing plants, sales offices and administrative offices. At December 31, 2001, 593 employees had been terminated and 9 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    In connection with the purchase acquisitions consummated during Fiscal 2002, liabilities for approximately $10.4 million for severance and related costs, $27.1 million for the shutdown and consolidation of acquired facilities, $10.1 million for distributor and supplier contractual cancellation fees and $9.1 million in transaction and other direct costs remained on the Consolidated Balance Sheet at December 31, 2001. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for certain long-term contractual obligations.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions (excluding CIT) ($ in millions):

                                                                            DISTRIBUTOR &
                                                                              SUPPLIER
                                SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                           --------------------   ---------------------   -----------------   --------
                           NUMBER OF              NUMBER OF
                           EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                           ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30,
  2001...................    2,069      $162.9        177       $261.3          $ 85.6         $ 51.5    $ 561.3
Additions to fiscal 2001
  acquisition
  liabilities............    4,118       111.4        240         49.9            14.4           25.8      201.5
Fiscal 2002
  utilization............   (2,309)      (40.1)      (107)       (25.4)          (15.9)         (28.5)    (109.9)
Reclassifications........       --         3.9         --          2.9            (7.2)          (0.1)      (0.5)
Reduction of estimates of
  fiscal 2001 acquisition
  liabilities............     (199)       (4.2)       (92)        (1.3)           (0.4)          (4.9)     (10.8)
                            ------      ------       ----       ------          ------         ------    -------
Balance at December 31,
  2001...................    3,679      $233.9        218       $287.4          $ 76.5         $ 43.8    $ 641.6
                            ======      ======       ====       ======          ======         ======    =======

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the CIT acquisition ($ in millions):

                                                                            DISTRIBUTOR &
                                                                              SUPPLIER
                                SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                           --------------------   ---------------------   -----------------   --------
                           NUMBER OF              NUMBER OF
                           EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                           ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30,
  2001...................       --      $ 27.0         --       $   --          $   --         $  3.0    $  30.0
Additions to fiscal 2001
  acquisition
  liabilities............      351         5.9         --         17.6              --             --       23.5
Fiscal 2002
  utilization............     (351)      (26.4)                     --              --             --      (26.4)
                            ------      ------       ----       ------          ------         ------    -------
Balance at December 31,
  2001...................       --      $  6.5         --       $ 17.6          $   --         $  3.0    $  27.1
                            ======      ======       ====       ======          ======         ======    =======

    During the first quarter of fiscal 2002, we recorded additions to purchase accounting liabilities as we continue to formulate the integration plans of fiscal 2001 acquisitions, such as Lucent Technologies' Power Systems business, Tyco Capital, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink"), among others. These changes in estimates resulted in additional purchase accounting liabilities of $225.0 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 3,118 positions in the United States, 863 positions in Europe, 202 positions in Latin America, 146 positions in Canada and 140 positions in the Asia-Pacific region, consisting primarily of manufacturing plants and administrative offices in the United States, Europe and the Asia-Pacific region. Additional facilities designated for closure include 112 facilities in Europe, 108 facilities in the United States, 18 facilities in the Asia-Pacific region and 2 facilities in Canada and Latin America, consisting primarily of sales offices, manufacturing plants and administrative offices.

    During the quarter ended December 31, 2001, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $10.8 million primarily because actual costs were less than originally estimated since the Company severed fewer employees and closed fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Also during the quarter ended December 31, 2001, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2001 acquisitions out of purchase accounting liabilities and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to fiscal 2001 acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2000 and prior years purchase acquisitions ($ in millions):

                                                                            DISTRIBUTOR &
                                                                              SUPPLIER
                                SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                           --------------------   ---------------------   -----------------   --------
                           NUMBER OF              NUMBER OF
                           EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                           ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30,
  2001...................    1,886      $ 48.5         69       $ 48.8          $  7.6         $ 35.9    $ 140.8
Additions to Fiscal 2000
  and prior years
  liabilities............       --          --         --          0.2              --             --        0.2
Fiscal 2002
  utilization............     (176)       (7.4)        (3)        (4.0)           (0.3)          (5.2)     (16.9)
Reclassifications........       --        (0.8)        --         (5.2)            7.2           (9.7)      (8.5)
Reduction of estimates of
  Fiscal 2000 and prior
  years acquisition
  liabilities............     (489)       (0.7)       (11)        (4.3)             --             --       (5.0)
                            ------      ------       ----       ------          ------         ------    -------
Balance at December 31,
  2001...................    1,221      $ 39.6         55       $ 35.5          $ 14.5         $ 21.0    $ 110.6
                            ======      ======       ====       ======          ======         ======    =======

    During the quarter ended December 31, 2001, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2000 acquisitions by $5.0 million primarily because actual costs were less than originally estimated since the Company severed fewer employees and closed fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Also during the quarter ended December 31, 2001, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2000 acquisitions out of purchase accounting liabilities and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to fiscal 2000 acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. There are approximately 100 acquisitions, with estimated purchase accounting liabilities additions aggregating approximately $270 million, for which business integration plans have not been finalized. Individually, other than Sensormatic, DAAG, SecurityLink, Microser S.L., Edison, Protector Technologies and DSC Group, none of these acquisitions are expected to have increases in purchase accounting liabilities in excess of $5 million as of December 31, 2001. With regards to Sensormatic, DAAG, SecurityLink, Microser S.L., Edison, Protector Technologies and DSC Group, approximately $80 million, $50 million, $20 million, $15 million, $10 million, $9 million, and $7 million, respectively, of additional purchase accounting liabilities will be recorded for additional severance, facility closures and other costs related to the finalization of the integration plans. In addition, Tyco is still in the process of obtaining information to finalize estimates for the fair values of assets acquired and liabilities assumed.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    At December 31, 2001, holdback/earn-out liabilities of $269.6 million remained on the Consolidated Balance Sheet, of which $131.1 million are included in accrued expenses and other current liabilities and $138.5 million are included in other long-term liabilities. In addition, a total of $836.0 million of purchase accounting reserves remained on the Consolidated Balance Sheet, of which $650.8 million are included in accrued expenses and other current liabilities and $185.2 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2002 acquisitions and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma data presented for the quarter ended December 31, 2001 has been restated to reflect the restatement items described in Note 1. The pro forma data for the quarter ended December 31, 2000 has been restated to reflect the effect of businesses acquired during fiscal 2001. This restatement has no effect on the historical consolidated financial statements of the Company.

                                                                   FOR THE QUARTERS ENDED
                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                             2001(1)                    2000(2)
                                                     ------------------------   ------------------------
                                                       AMOUNT                     AMOUNT
                                                     PREVIOUSLY                 PREVIOUSLY
(IN MILLIONS, EXCEPT PER SHARE DATA)                  REPORTED    AS RESTATED    REPORTED    AS RESTATED
------------------------------------                 ----------   -----------   ----------   -----------
Total revenues and other income....................  $10,299.6     $10,201.5     $8,940.7     $9,592.7
Income before extraordinary items and cumulative
  effect of accounting changes.....................    1,429.3       1,181.9      1,009.5      1,092.9
Net income.........................................    1,426.5       1,179.1        326.1        409.5

Basic earnings per common share:
  Income before extraordinary items and cumulative
    effect of accounting changes...................  $    0.71     $    0.59     $   0.56     $   0.60
  Net income.......................................       0.71          0.59         0.18         0.23

Diluted earnings per common share:
  Income before extraordinary items and cumulative
    effect of accounting changes...................       0.70          0.58         0.55         0.59
  Net income.......................................       0.70          0.58         0.18         0.22

------------------------------

(1) Income includes restructuring and other unusual charges of $25.7 million, charges related to prior years of $261.6 million (see Note 1) and extraordinary items of $2.8 million.

(2) Includes a net gain on sale of businesses of $410.4 million. Income also includes an impairment charge and restructuring and other unusual charges totaling $234.8 million and cumulative effect of accounting changes of $683.4 million, respectively. Income excludes a charge of $184.3 million for the write-off of purchased in process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

                            TYCO INTERNATIONAL LTD.

    On December 20, 2001, a subsidiary of Tyco entered into an agreement to acquire McGrath RentCorp ("McGrath"), a leading rental provider of modular offices and classrooms and electronic test equipment, for cash and Tyco common shares. The transaction is valued at approximately $482 million and is contingent upon customary regulatory review.

    In October 2000, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses and investments of $410.4 million, principally related to the sale of ADT Automotive. The gain is net of direct and incremental costs of the transaction, including $60.7 million of special, non-recurring bonuses paid to key employees.

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

                            TYCO INTERNATIONAL LTD.

3. DEBT (CONTINUED)

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

    In January 2002, TIG entered into a $1.5 billion bridge loan, which is fully and unconditionally guaranteed by Tyco, with a variable LIBO-based rate, which is 2.64% as of February 13, 2002. Pursuant to the agreement, TIG is obligated to repay $645.0 million in April 2002, with the remaining balance due in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which is 3.525% as of February 13, 2002.

    In addition, on February 4, 2002, TIG borrowed $3.855 billion under its 364-day unsecured revolving credit facility, with a maturity date of February 6, 2002, which had been maintained as liquidity support for its commercial paper program. On February 6, 2002, TIG exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which is 3.52% as of February 13, 2002.

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

                            TYCO INTERNATIONAL LTD.

3. DEBT (CONTINUED)
TYCO CAPITAL

    In February 2002, Tyco Capital drew down its $8.5 billion unsecured bank credit facilities and is using the proceeds to satisfy its outstanding commercial paper obligations at the scheduled maturities.

4. EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted earnings per common share are as follows (in millions, except per share data):

                                                    FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                DECEMBER 31, 2001 (RESTATED)            DECEMBER 31, 2000
                                               -------------------------------   -------------------------------
                                                                     PER SHARE                         PER SHARE
                                                INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                               --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting
    changes..................................  $1,202.2   1,974.6      $0.61     $1,000.8   1,735.2      $0.58
  Stock options..............................        --      22.0                      --      23.4
  Exchange of convertible debt due 2010......       0.3       3.1                     0.1       3.6
                                               --------   -------                --------   -------
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary items and
    cumulative effect of accounting changes,
    giving effect to dilutive adjustments....  $1,202.5   1,999.7      $0.60     $1,000.9   1,762.2      $0.57
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

                            TYCO INTERNATIONAL LTD.

5. SHAREHOLDERS' EQUITY (CONTINUED)
    Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarters of fiscal 2002 and fiscal 2001.

6. RESTRUCTURING AND OTHER UNUSUAL CHARGES

    The following table summarizes activity with respect to restructuring and other unusual charges (excluding impairments of long-lived assets which are discussed in Note 8) in the first quarter of fiscal 2002 ($ in millions):

                                               SEVERANCE              FACILITIES         INVENTORY    OTHER
                                          --------------------   ---------------------   ---------   --------
                                          NUMBER OF              NUMBER OF
                                          EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE    RESERVE     TOTAL
                                          ---------   --------   ----------   --------   ---------   --------   --------
Balance at September 30, 2001...........    6,045      $144.8       161        $92.0       $  --      $103.4     $340.2
First quarter fiscal 2002 charges.......      416        17.2         3          1.3         5.8         1.4       25.7
First quarter fiscal 2002 utilization...   (2,685)      (72.7)      (42)       (12.9)       (5.8)       (7.5)     (98.9)
                                           ------      ------       ---        -----       -----      ------     ------
Balance at December 31, 2001............    3,776      $ 89.3       122        $80.4       $  --      $ 97.3     $267.0
                                           ======      ======       ===        =====       =====      ======     ======

    During the first quarter of fiscal 2002, Tyco recorded restructuring and other unusual charges of $25.7 million, of which $5.8 million has been included in cost of revenue, related primarily to severance associated with the closure of administrative buildings and a sales office associated with acquisitions within the Fire and Security Services segment that became redundant due to acquisitions.

    During the first quarter of fiscal 2001, Tyco recorded restructuring and other unusual charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant and $25.0 million for the write-up of inventory under purchase accounting, which has been included in cost of revenue.

    At December 31, 2001, there remained a total of $267.0 million in reserves for restructuring and other unusual charges on the Consolidated Balance Sheet, of which $238.4 million is included in accrued expenses and other current liabilities and $28.6 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within fiscal 2002, except for certain long-term contractual obligations.

7. WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with Tyco's acquisition of Mallinckrodt Inc. during the quarter ended December 31, 2000, the Company wrote off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $184.3 million. Management determined the valuation of the purchased IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This amount was written off during the quarter ended December 31, 2000 because the IPR&D was considered not technologically feasible as of the acquisition date.

                            TYCO INTERNATIONAL LTD.

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

9. COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) and its components are as follows ($ in millions):

                                                              FOR THE QUARTERS
                                                             ENDED DECEMBER 31,
                                                          -------------------------
                                                             2001            2000
                                                          ----------       --------
                                                          (RESTATED)
Net income..............................................   $1,199.4         $317.4
  Unrealized gain (loss) on securities, net of tax......       54.4         (471.0)(1)
  Changes in fair values of derivatives qualifying as
    cash flow hedges....................................       11.5            0.4
  Foreign currency translation adjustment...............     (265.7)          56.9
                                                           --------         ------
Total comprehensive income (loss).......................   $  999.6         $(96.3)
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

                            TYCO INTERNATIONAL LTD.

10. CONSOLIDATED SEGMENT DATA (CONTINUED)

                                                           FOR THE QUARTERS
                                                          ENDED DECEMBER 31,
                                                       -------------------------
($ IN MILLIONS)                                           2001            2000
---------------                                        ----------       --------
                                                       (RESTATED)
REVENUES AND OTHER INCOME:
  Tyco Industrial
    Electronics......................................  $ 3,131.6        $3,865.9
    Healthcare and Specialty Products................    2,209.4         1,995.7
    Fire and Security Services.......................    3,237.7         2,167.4
  Tyco Capital segment...............................    1,443.1              --
  Eliminations.......................................       (4.6)             --
                                                       ---------        --------
Total revenues from external customers...............   10,017.2         8,029.0
  Corporate items....................................      (39.6)(1)       410.4(2)
                                                       ---------        --------
CONSOLIDATED REVENUES AND OTHER INCOME...............  $ 9,977.6        $8,439.4
                                                       =========        ========
SEGMENT PROFIT:
  Tyco Industrial segments
    Electronics......................................  $   570.6        $  941.8
    Healthcare and Specialty Products................      562.8           420.7(5)
    Fire and Security Services.......................      526.7(3)        355.6(6)
                                                       ---------        --------
      Total Tyco Industrial operating profit, before
        restructuring and other unusual charges......    1,660.1         1,718.1
  Tyco Capital segment earnings before income
    taxes............................................      380.1              --
                                                       ---------        --------
      Total segment profits, before restructuring and
        other unusual charges........................    2,040.2         1,718.1
  Corporate expenses, net............................      (45.1)(4)       (67.2)(7)
  Goodwill amortization..............................         --          (120.1)
  Net restructuring and other unusual charges........      (25.7)          175.6
  Charges related to prior years (see Note 1)(8).....     (261.6)             --
  Tyco Industrial interest expense, net..............     (188.1)         (168.1)
  Consolidated provision for income taxes............     (316.7)         (525.0)
  Consolidated minority interest.....................       (0.8)          (12.5)
                                                       ---------        --------
CONSOLIDATED INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES............  $ 1,202.2        $1,000.8
                                                       =========        ========

------------------------------

(1) Represents a net loss on sale of common shares of subsidiary of $39.6 million (see Note 1).

(2)  Represents a net gain on the sale of businesses of $410.4 million.

(3) Excludes restructuring and other unusual charges of $25.7 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions.

(4)  Excludes charges related to prior years of $261.6 million (see Note 1).

(5) Excludes the write-off of purchased in-process research and development of $184.3 million, an unusual charge of $25.0 million related to the write-up of inventory under purchase accounting, and restructuring and other unusual charges of $2.8 million related to the closure of a manufacturing plant. Also includes a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of this same manufacturing plant.

(6) Excludes an unusual charge of $11.9 million related to an environmental remediation project.

(7) Excludes a net gain on the sale of businesses of $410.4 million and an unusual charge of $3.4 million related to severance.

                            TYCO INTERNATIONAL LTD.

10. CONSOLIDATED SEGMENT DATA (CONTINUED)
(8) As described in Note 1, certain adjustments have been made to previously reported amounts, and the resulting impact to the segments is as follows: a decrease in Fire and Security Services revenue of $50.9 million; a decrease in profit of $50.7 million for Electronics, an increase in profit of $5.3 million for Healthcare and Specialty Products, a decrease in profit of $39.4 million for Fire and Security Services, and a decrease in corporate expenses of $21.0 million.

11. SUPPLEMENTARY BALANCE SHEET INFORMATION

   Tyco Industrial's inventories, other assets, deferred income tax asset, accrued expenses and other current liabilities, other long-term liabilities and deferred income tax liability are as follows ($ in millions):

                                                        DECEMBER 31,      SEPTEMBER 30,
                                                            2001              2001
                                                      -----------------   -------------
                                                         (RESTATED)
Purchased materials and manufactured parts..........  $        1,625.5      $1,552.0
Work in process.....................................           1,112.1       1,110.2
Finished goods......................................           2,793.2       2,439.1
                                                      -----------------     --------
      Inventories...................................  $        5,530.8      $5,101.3
                                                      =================     ========

Contracts in process................................             436.7         580.1
Prepaid expenses and other current assets...........           1,122.4         952.2
Long-term investments...............................             645.7         597.9
Other non-current assets............................           1,857.6       1,486.5
Notes receivable from Tyco Capital..................             525.0            --
                                                      -----------------     --------
      Other assets..................................  $        4,587.4      $3,616.7
                                                      =================     ========

Current portion of deferred income taxes............             867.9         980.2
Non-current portion of deferred income taxes........           1,709.9       1,440.4
                                                      -----------------     --------
      Deferred income tax asset.....................  $        2,577.8      $2,420.6
                                                      =================     ========

Contracts in process--billings in excess of costs...             653.6         935.0
Accrued expenses....................................           5,012.8       5,110.5
Deferred revenue--current portion...................             727.0         973.5
                                                      -----------------     --------
      Accrued expenses and other current
        liabilities.................................  $        6,393.4      $7,019.0
                                                      =================     ========

Deferred revenue--non-current portion...............  $        1,137.1      $1,115.0
Other...............................................           2,379.2       1,966.9
                                                      -----------------     --------
      Other long-term liabilities...................  $        3,516.3      $3,081.9
                                                      =================     ========

Current portion of deferred income taxes............              84.1          71.3
Non-current portion of deferred income taxes........           1,420.5       1,655.0
                                                      -----------------     --------
      Deferred income tax liability.................  $        1,504.6      $1,726.3
                                                      =================     ========

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

    During the quarter ended December 31, 2001, the Company recognized
$79.4 million of revenue that had previously been included in the SAB 101 cumulative effect adjustment recorded as of October 1, 2000. The impact of SAB 101 on total revenues in the first quarter of fiscal 2001 was a net increase in revenues of $8.7 million, reflecting the deferral of $100.7 million of revenues, offset by the recognition of $109.4 million of revenue that was included in SAB 101 deferred revenue as of September 30, 2001.

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
                                                  ========

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The changes in the carrying amount of goodwill for the quarter ended December 31, 2001 are as follows ($ in millions):

                                                         HEALTHCARE
                                                            AND       FIRE AND
                                                         SPECIALTY    SECURITY      TYCO
                                           ELECTRONICS    PRODUCTS    SERVICES    CAPITAL      TOTAL
                                           -----------   ----------   ---------   --------   ---------
Balance as of September 30, 2001 as
 previously reported.....................   $8,635.9      $6,414.2    $ 8,171.2   $6,569.5   $29,790.8
Reclassification from intangible assets
 to goodwill.............................         --          42.7           --      (22.0)       20.7
                                            --------      --------    ---------   --------   ---------
Balance as of September 30, 2001 after
 reclassification........................    8,635.9       6,456.9      8,171.2    6,547.5    29,811.5
Goodwill related to acquisitions, net....      939.4         349.4      2,179.8      287.6     3,756.2
Impact of charges related to prior years,
 net of tax (see Note 1).................      (15.3)         (7.7)        (4.3)        --       (27.3)

Currency translation adjustments and
 other...................................      (24.3)         (8.1)       (91.5)       1.1      (122.8)
                                            --------      --------    ---------   --------   ---------
Balance as of December 31, 2001..........   $9,535.7      $6,790.5    $10,255.2   $6,836.2   $33,417.6
                                            ========      ========    =========   ========   =========

    All of the Company's intangible assets (other than goodwill) are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                      AT DECEMBER 31, 2001                    AT SEPTEMBER 30, 2001
                             --------------------------------------   --------------------------------------
                                                         WEIGHTED                                 WEIGHTED
                              GROSS                      AVERAGE       GROSS                      AVERAGE
                             CARRYING   ACCUMULATED    AMORTIZATION   CARRYING   ACCUMULATED    AMORTIZATION
                              AMOUNT    AMORTIZATION      PERIOD       AMOUNT    AMORTIZATION      PERIOD
                             --------   ------------   ------------   --------   ------------   ------------
Contracts and related
  customer relationships...  $3,382.8      $590.8       10 years      $2,978.8      $514.6       10 years
Intellectual property......   3,057.0       333.1       23 years       2,991.6       297.9       23 years
Other......................     403.0        60.1       19 years         393.1        52.1       19 years
                             --------      ------                     --------      ------
    Total..................  $6,842.8      $984.0       17 years      $6,363.5      $864.6       17 years
                             ========      ======                     ========      ======

    The contracts and related customer relationships are being amortized on a straight-line basis over 5 to 40 years. Intellectual property consists primarily of patents and unpatented technology, which are being amortized on a straight-line basis over a range of less than one year to 40 years.

    Intangible asset amortization expense for the quarters ended December 31, 2001 and 2000 was $121.1 million and $70.2 million, respectively.

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

    The consolidating financial information for the quarter ended December 31, 2001 has been restated to reflect the restatement items described in Note 1. In addition, the consolidating financial information as of December 31, 2001 and September 30, 2001 and for the quarters ended December 31, 2001 and 2000 have been restated to revise the application of the equity method of accounting by Tyco and TIG to their investments in subsidiaries. The adjustments to revise the application of the equity method of accounting have no effect on the Consolidated Financial Statements of the Company. Following each consolidating balance sheet and statement of operations presented below are the previously reported amounts for selected line items in the consolidating financial information.

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                          DECEMBER 31, 2001 (RESTATED)

                                                          TYCO            TYCO
                                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                       -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents...........................    $    39.2       $     1.9      $  3,126.1     $        --    $  3,167.2
Receivables, net....................................          2.8              --         6,875.7              --       6,878.5
Inventories.........................................           --              --         5,530.8              --       5,530.8
Finance receivables, net............................           --              --        29,771.3              --      29,771.3
Intercompany receivables............................        337.9            22.7         4,494.5        (4,855.1)           --
Construction in progress--TyCom Global Network......           --              --         1,998.2              --       1,998.2
TyCom Global Network placed in service, net.........           --              --           666.4              --         666.4
Property, plant and equipment (including equipment
  leased to others), net............................          6.3             0.7        16,862.8              --      16,869.8
Goodwill and other intangible assets, net...........           --             0.7        39,275.7              --      39,276.4
Investment in subsidiaries..........................     51,356.4        32,096.8              --       (83,453.2)           --
Intercompany loans receivable.......................        218.3        20,330.3         9,315.0       (29,863.6)           --
Other assets........................................         90.0            94.7        11,162.1              --      11,346.8
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS....................................    $52,050.9       $52,547.8      $129,078.6     $(118,171.9)   $115,505.4
                                                        =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of long-term
  debt..............................................    $      --       $ 1,051.0      $ 15,167.5     $        --    $ 16,218.5
Accounts payable....................................           --             0.7         4,106.7              --       4,107.4
Accrued expenses and other current liabilities......         32.1           141.7         9,607.1              --       9,780.9
Intercompany payables...............................      4,022.1           472.4           360.6        (4,855.1)           --
Long-term debt......................................      3,502.5        18,738.4        20,302.7              --      42,543.6
Intercompany loans payable..........................      9,315.0              --        20,548.6       (29,863.6)           --
Other liabilities...................................           --            18.5         7,341.0              --       7,359.5
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES...............................     16,871.7        20,422.7        77,434.2       (34,718.7)     80,009.9
                                                        ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred securities.........           --              --           259.0              --         259.0
Minority interest...................................           --              --            57.3              --          57.3
Shareholders' Equity:
  Subsidiary preference shares......................           --              --         4,680.0        (4,680.0)           --
  Common shares.....................................        404.1              --            (5.6)             --         398.5
  Other shareholders' equity........................     34,775.1        32,125.1        46,653.7       (78,773.2)     34,780.7
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY......................     35,179.2        32,125.1        51,328.1       (83,453.2)     35,179.2
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $52,050.9       $52,547.8      $129,078.6     $(118,171.9)   $115,505.4
                                                        =========       =========      ==========     ===========    ==========
AS PREVIOUSLY REPORTED:
  Investment in subsidiaries........................    $57,865.2       $19,688.5      $       --     $ (77,553.7)   $       --
  Total Assets......................................     58,559.7        40,139.5       130,238.4      (113,616.9)    115,320.7
  Total Shareholders' Equity........................     41,688.0        19,716.8        53,344.5       (79,593.7)     35,155.6

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                         SEPTEMBER 30, 2001 (RESTATED)

                                                          TYCO            TYCO
                                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                       -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents...........................    $     1.4       $    37.0      $  2,548.8     $        --    $  2,587.2
Receivables, net....................................          4.2              --         7,368.3              --       7,372.5
Inventories.........................................           --              --         5,101.3              --       5,101.3
Finance receivables, net............................           --              --        31,386.5              --      31,386.5
Intercompany receivables............................        520.5             8.3         5,035.3        (5,564.1)           --
Construction in progress--TyCom Global Network......           --              --         1,643.8              --       1,643.8
TyCom Global Network placed in service, net.........           --              --           698.6              --         698.6
Property, plant and equipment (including equipment
  leased to others), net............................          6.4             0.7        16,466.8              --      16,473.9
Goodwill and other intangible assets, net...........           --             0.7        35,309.7              --      35,310.4
Investment in subsidiaries..........................     48,324.8        31,608.4              --       (79,933.2)           --
Intercompany loans receivable.......................        218.3        16,672.3         9,610.1       (26,500.7)           --
Other assets........................................         97.6            80.8        10,534.7              --      10,713.1
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS....................................    $49,173.2       $48,408.2      $125,703.9     $(111,998.0)   $111,287.3
                                                        =========       =========      ==========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of long-term
  debt..............................................    $      --       $ 1,106.5      $ 17,767.1     $        --    $ 18,873.6
Accounts payable....................................           --             0.2         4,145.7              --       4,145.9
Accrued expenses and other current liabilities......         30.1           127.3        10,442.1              --      10,599.5
Intercompany payables...............................      4,296.2           739.1           528.8        (5,564.1)           --
Long-term debt......................................      3,499.4        14,843.3        19,900.4              --      38,243.1
Intercompany loans payable..........................      9,610.1              --        16,890.6       (26,500.7)           --
Other liabilities...................................           --             5.4         7,121.0              --       7,126.4
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES...............................     17,435.8        16,821.8        76,795.7       (32,064.8)     78,988.5
                                                        ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred securities.........           --              --           260.0              --         260.0
Minority interest...................................           --              --           301.4              --         301.4
Shareholders' Equity:
  Subsidiary preference shares......................           --              --         1,710.0        (1,710.0)           --
  Common shares.....................................        390.5              --            (3.4)             --         387.1
  Other shareholder's equity........................     31,346.9        31,586.4        46,640.2       (78,223.2)     31,350.3
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY......................     31,737.4        31,586.4        48,346.8       (79,933.2)     31,737.4
                                                        ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $49,173.2       $48,408.2      $125,703.9     $(111,998.0)   $111,287.3
                                                        =========       =========      ==========     ===========    ==========
AS PREVIOUSLY REPORTED:
  Investment in subsidiaries........................    $55,841.9       $18,792.4      $       --     $ (74,634.3)   $       --
  Total Assets......................................     56,690.3        35,592.2       126,469.7      (107,464.9)    111,287.3
  Total Shareholders' Equity........................     39,254.5        18,770.4        49,772.4       (76,059.9)     31,737.4

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                   QUARTER ENDED DECEMBER 31, 2001 (RESTATED)

                                                             TYCO            TYCO
                                                         INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                             LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                          -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME:
Net revenue............................................     $     --        $    --       $ 8,578.7       $      --     $ 8,578.7
Equity in net income of unconsolidated subsidiaries....      1,369.3          734.5              --        (2,103.8)           --
Finance income.........................................           --             --         1,198.0              --       1,198.0
Other income...........................................           --             --           240.5              --         240.5
Non-operating loss on sale of subsidiary shares........           --             --           (39.6)             --         (39.6)
                                                            --------        -------       ---------       ---------     ---------
  Total revenues and other income......................      1,369.3          734.5         9,977.6        (2,103.8)      9,977.6
COSTS AND EXPENSES:
Cost of revenue........................................           --             --         5,234.4              --       5,234.4
Selling, general, administrative and other costs and
  expenses.............................................          6.0            0.2         2,523.4              --       2,529.6
Interest and other financial charges, net..............         19.6          186.5           355.0              --         561.1
Provision for credit losses............................           --             --           112.9              --         112.9
Restructuring and other unusual charges................           --             --            19.9              --          19.9
Intercompany interest and fees.........................        144.3         (186.8)           42.5              --            --
                                                            --------        -------       ---------       ---------     ---------
  Total costs and expenses.............................        169.9           (0.1)        8,288.1              --       8,457.9
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEMS..............................      1,199.4          734.6         1,689.5        (2,103.8)      1,519.7
Income taxes...........................................           --           (0.2)         (316.5)             --        (316.7)
Minority interest......................................           --             --            (0.8)             --          (0.8)
                                                            --------        -------       ---------       ---------     ---------
(Loss) income before extraordinary items...............      1,199.4          734.4         1,372.2        (2,103.8)      1,202.2
Extraordinary items, net of tax........................           --             --            (2.8)             --          (2.8)
                                                            --------        -------       ---------       ---------     ---------
NET (LOSS) INCOME......................................     $1,199.4        $ 734.4       $ 1,369.4        (2,103.8)    $ 1,199.4
                                                            ========        =======       =========       =========     =========
AS PREVIOUSLY REPORTED:
  Equity in net income of unconsolidated
    subsidiaries.......................................     $1,656.6        $ 946.5       $      --       $(2,603.1)    $      --
  (Loss) income before extraordinary items.............       (919.9)         946.4         1,659.5          (232.2)      1,453.8
  Net (loss) income....................................       (919.9)         946.4         1,656.7          (232.2)      1,451.0

                   QUARTER ENDED DECEMBER 31, 2000 (RESTATED)

                                                             TYCO            TYCO
                                                         INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                             LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                          -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME:
Net revenue............................................    $      --       $      --      $ 8,029.0       $      --     $ 8,029.0
Equity in net income of unconsolidated subsidiaries....        305.0           255.5             --          (560.5)           --
Non-operating net gain on sale of businesses...........           --              --          410.4              --         410.4
                                                           ---------       ---------      ---------       ---------     ---------
  Total revenues and other income......................        305.0           255.5        8,439.4          (560.5)      8,439.4
COSTS AND EXPENSES:
Cost of revenue........................................           --              --        4,974.4              --       4,974.4
Selling, general, administrative and other costs and
  expenses.............................................          1.9             3.1        1,543.8              --       1,548.8
Interest and other financial charges, net..............          1.2           169.4           (2.5)             --         168.1
Restructuring and other unusual charges................           --              --           18.1              --          18.1
Write-off of purchased in-process research and
  development..........................................           --              --          184.3              --         184.3
Charge for the impairment of long-lived assets.........           --              --            7.4              --           7.4
Intercompany interest and fees.........................        (15.5)         (196.3)         211.8              --            --
                                                           ---------       ---------      ---------       ---------     ---------
  Total costs and expenses.............................        (12.4)          (23.8)       6,937.3              --       6,901.1
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES..............        317.4           279.3        1,502.1          (560.5)      1,538.3
Income taxes...........................................           --            (0.2)        (524.8)             --        (525.0)
Minority interest......................................           --              --          (12.5)             --         (12.5)
                                                           ---------       ---------      ---------       ---------     ---------
Income before cumulative effect of accounting
  changes..............................................        317.4           279.1          964.8          (560.5)      1,000.8
Cumulative effect of accounting changes, net of tax....           --           (29.7)        (653.7)             --        (683.4)
                                                           ---------       ---------      ---------       ---------     ---------
NET INCOME.............................................    $   317.4       $   249.4      $   311.1       $  (560.5)    $   317.4
                                                           =========       =========      =========       =========     =========
AS PREVIOUSLY REPORTED:
  Equity in net income of unconsolidated
    subsidiaries.......................................    $   342.8       $   255.5      $      --       $  (598.3)    $      --
  Income before cumulative effect of accounting
    changes............................................        355.2           279.1        1,002.6          (636.1)      1,000.8
  Net income...........................................        355.2           249.4          348.9          (636.1)        317.4

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2001

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                               -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by operating
    activities..............................     $(173.3)       $  (251.5)      $ 1,599.3      $      --     $ 1,174.5
                                                 -------        ---------       ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and
  leasing assets............................          --               --         1,528.7             --       1,528.7
Purchase of property, plant and equipment,
  net.......................................          --               --          (574.0)            --        (574.0)
Construction in progress--TyCom Global
  Network...................................          --               --          (561.7)            --        (561.7)
Acquisition of businesses, net of cash
  acquired..................................          --               --        (1,052.3)            --      (1,052.3)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities............          --               --          (218.7)            --        (218.7)
Net decrease (increase) in investments......         0.9               --           (30.0)            --         (29.1)
Decrease (increase) in intercompany loans...          --         (3,607.6)             --        3,607.6            --
Net increase in investment in
  subsidiaries..............................       (10.0)              --              --           10.0            --
Other.......................................          --               --          (230.2)            --        (230.2)
                                                 -------        ---------       ---------      ---------     ---------
  Net cash used in investing activities.....        (9.1)        (3,607.6)       (1,138.2)       3,617.6      (1,137.3)
                                                 -------        ---------       ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt......       (10.1)         3,824.0        (2,781.2)            --       1,032.7
Proceeds from sale of common shares for
  acquisitions..............................       501.6               --          (501.6)            --            --
Proceeds from exercise of options...........        48.2               --            86.5             --         134.7
Dividends paid..............................       (24.4)              --              --             --         (24.4)
Repurchase of common shares by subsidiary...          --               --          (599.0)            --        (599.0)
Financing from parent.......................          --               --         3,607.6       (3,607.6)           --
Repayment of intercompany note payable......      (295.1)              --           295.1             --            --
Capital contributions.......................          --               --            10.0          (10.0)           --
Other.......................................          --               --            (1.2)            --          (1.2)
                                                 -------        ---------       ---------      ---------     ---------
  Net cash provided by financing
    activities..............................       220.2          3,824.0           116.2       (3,617.6)        542.8
                                                 -------        ---------       ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................        37.8            (35.1)          577.3             --         580.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................         1.4             37.0         2,548.8             --       2,587.2
                                                 -------        ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD....................................     $  39.2        $     1.9       $ 3,126.1      $      --     $ 3,167.2
                                                 =======        =========       =========      =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2000

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                               -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities..............................    $1,797.0          $77.1         $ (959.8)        $   --      $   914.3
                                                --------          -----         --------         ------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.......................................        (0.1)            --           (397.2)            --         (397.3)
Construction in progress--TyCom Global
  Network...................................          --             --           (268.7)            --         (268.7)
Acquisition of businesses, net of cash
  acquired..................................          --             --         (3,054.6)            --       (3,054.6)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities............          --             --           (171.3)            --         (171.3)
Disposal of businesses, net of cash sold....          --             --            872.3             --          872.3
Net decrease (increase) in investments......         1.5             --           (120.7)            --         (119.2)
Increase in intercompany loans..............          --          (50.0)              --           50.0             --
(Increase) decrease in investment in
  subsidiaries..............................    (5,260.3)            --          4,785.0          475.3             --
Other.......................................          --             --            (74.9)            --          (74.9)
                                                --------          -----         --------         ------      ---------
  Net cash (used in) provided by investing
    activities..............................    (5,258.9)         (50.0)         1,569.9          525.3       (3,213.7)
                                                --------          -----         --------         ------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt......     3,375.8          (27.5)          (364.2)            --        2,984.1
Proceeds from sale of common shares for
  acquisitions..............................        55.0             --            (55.0)            --             --
Proceeds from exercise of options...........        26.1             --             78.4             --          104.5
Dividends paid..............................       (21.5)            --               --             --          (21.5)
Repurchase of common shares by subsidiary...          --             --           (546.6)            --         (546.6)
Financing from parent.......................          --             --             50.0          (50.0)            --
Capital contributions.......................          --             --            475.3         (475.3)            --
Other.......................................          --             --             (5.2)            --           (5.2)
                                                --------          -----         --------         ------      ---------
  Net cash provided by (used in) financing
    activities..............................     3,435.4          (27.5)          (367.3)        (525.3)       2,515.3
                                                --------          -----         --------         ------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...............................       (26.5)          (0.4)           242.8             --          215.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................        34.2            3.6          1,227.0             --        1,264.8
                                                --------          -----         --------         ------      ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD....................................    $    7.7          $ 3.2         $1,469.8         $   --      $ 1,480.7
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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESTATEMENT--As described in Note 1 to the Company's Consolidated Financial Statements in its Form 10-K/A for the year ended September 30, 2001, the Company is reimbursed by dealers for certain costs incurred by the Company under ADT's authorized dealer program. The Company has restated its Consolidated Financial Statements and the related disclosures for the quarter ended December 31, 2001 to record as a deferred credit the amount by which dealer reimbursements exceed the actual costs incurred by the Company during these periods (resulting in a decrease to net income of $28.3 million). The deferred credit is being amortized on a straight-line basis over ten years. Financial statements for periods prior to fiscal 2002 have not been restated. However, we have recorded the effect of the charge related to prior years as well as certain other charges, as discussed below in "Charges Relating to Prior Years Recorded in Fiscal 2002" (resulting in a decrease to net income of $199.7 million, of which $39.6 million is a decrease to other income). In addition, the Company has restated its Consolidated Financial Statements and the related disclosures to reflect the elimination of certain inter-company sales and the associated margin between Tyco Infrastructure and Tyco Electronics (resulting in a decrease to revenues of $50.9 million and a decrease to net income of $23.6 million). The Company has also restated its financial statement disclosures to reflect a reduction of operating income of $42.0 million in the Electronics segment, offset by a reduction of corporate operating expenses for the same amount (resulting in no change to net income). The restatement results in a decrease to revenues and other income, and net income of $90.5 million and $251.6 million, respectively, for the quarter ended December 31, 2001.

    The impact of the restatement on the Consolidated Statements of Operations and Consolidated Balance Sheet is as follows ($ in millions, except per share date):

                                                              TYCO INTERNATIONAL LTD. AND
                                                               CONSOLIDATED SUBSIDIARIES
                                                              ---------------------------
                                                                     QUARTER ENDED
                                                                   DECEMBER 31, 2001
                                                              ---------------------------
                                                                 AMOUNT
                                                               PREVIOUSLY
                                                                REPORTED     AS RESTATED
                                                              ------------   ------------
                                                                      (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income...........................   $ 10,068.1     $  9,977.6
  Total costs and expenses..................................      8,223.0        8,457.9
  Income before income taxes................................      1,845.1        1,519.7
  Net income................................................      1,451.0        1,199.4
  Diluted earnings per common share.........................         0.73           0.60
CONSOLIDATED BALANCE SHEET:
  Tyco Global Network.......................................   $  2,693.6     $  2,664.6
  Goodwill, net.............................................     33,209.3       33,417.6
  Total assets..............................................    115,320.7      115,505.4
  Total liabilities.........................................     79,848.8       80,009.9
  Accumulated earnings......................................     13,731.8       13,480.2
  Total shareholders' equity................................     35,155.6       35,179.2

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have been recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to the Company's Form 10-K/A for the year ended September 30, 2001 is $185.9 million.

    - The Company determined that the gain of net $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million.

    - As described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 which is being filed concurrently with this Form 10-Q/A, the Company identified several adjustments, both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million.

    The fiscal years to which the charges relate are as follows ($ in millions):

                                                              PRIOR TO
                                                               FISCAL     FISCAL     FISCAL
TYPE OF ADJUSTMENT                                              1999       2000       2001         TOTAL
------------------                                            --------   --------   --------      --------
ADT dealer reimbursements...................................   $33.6      $53.5      $ 98.8        $185.9
Gain on issuance of shares of TyCom.........................      --         --        39.6          39.6
Other adjustments...........................................    22.7       26.4       (13.0)         36.1
                                                               -----      -----      ------        ------
  Totals....................................................   $56.3      $79.9      $125.4(1)     $261.6
                                                               =====      =====      ======        ======

------------------------------

(1) Of the $125.4 million pre-tax charges relating to fiscal 2001, $21.2 million relates to the quarter ended December 31, 2000.

                                  INTRODUCTION

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

    - Consolidated--This represents Tyco Industrial and Tyco Capital on a consolidated basis. The consolidated amounts as of September 30, 2001 are derived from our audited Consolidated Financial Statements included in our Form 10-K/A for the year ended September 30, 2001.

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

    Tyco Industrial segment revenues increased 6.8% during the quarter ended December 31, 2001 to $8,578.7 million from $8,029.0 million in the quarter ended December 31, 2000. Income before extraordinary items and cumulative effect of accounting changes was $1,202.2 million in the quarter ended December 31, 2001, as compared to $1,000.8 million in the quarter ended December 31, 2000. Income before extraordinary items for the quarter ended December 31, 2001 included restructuring and other unusual charges of $25.7 million ($17.7 million after-tax charges), related primarily to severance associated with the closure of existing facilities within the Fire and Security Services segment which became redundant when the operations of certain purchased businesses were integrated within this segment, and charges related to prior years of $261.6 million (see Note 1). Income before cumulative effect of accounting changes for the quarter ended December 31, 2000 included a net credit of $175.6 million ($3.9 million after-tax credit) consisting of the following:
(i) a $184.3 million write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt");
(ii) restructuring and other unusual charges of $43.1 million related primarily to the write-up of inventory under purchase accounting and to an environmental remediation project; (iii) an impairment charge of $7.4 million related to the closure of a manufacturing plant; and (iv) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive. Results before unusual items are commonly used as a basis for measuring operating performance, but they should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles.

    The following table details Tyco Industrial's net revenue and earnings for the quarters ended December 31, 2001 and 2000 ($ in millions):

                                                                FOR THE QUARTERS
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                   (UNAUDITED)
                                                              (RESTATED)
TOTAL TYCO INDUSTRIAL SEGMENT REVENUES......................   $8,578.7    $8,029.0
                                                               ========    ========
Restructuring and other unusual charges.....................   $  (25.7)   $  (43.1)
Write-off of purchased in-process research and
  development...............................................         --      (184.3)
Charge for the impairment of long-lived assets..............         --        (7.4)
Charges related to prior years (see Note 1).................     (222.0)         --
                                                               --------    --------
Total charges included in operating income..................   $ (247.7)   $ (234.8)
                                                               ========    ========

Tyco Industrial operating income before goodwill
  amortization..............................................   $1,367.3    $1,416.1
Amortization of goodwill....................................         --      (120.1)
                                                               --------    --------
Total Tyco Industrial operating income......................    1,367.3     1,296.0
Net gain on sale of businesses..............................         --       410.4
Net loss on sale of common shares of subsidiary.............      (39.6)         --
Tyco Capital net earnings...................................      255.4          --
Interest and other financial charges, net...................     (188.1)     (168.1)
                                                               --------    --------
Income before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting changes.........    1,395.0     1,538.3
Income taxes................................................     (194.3)     (525.0)
Minority interest...........................................        1.5       (12.5)
                                                               --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES........................................    1,202.2     1,000.8
Extraordinary items, net of tax.............................       (2.8)         --
Cumulative effect of accounting changes, net of tax.........         --      (683.4)
                                                               --------    --------
TYCO INDUSTRIAL NET INCOME..................................   $1,199.4    $  317.4
                                                               ========    ========

    Total Tyco Industrial segment revenues increased $549.7 million, or 6.8%, to $8,578.7 million in the first quarter of fiscal 2002 as compared to $8,029.0 million in the first quarter of fiscal 2001. Tyco Industrial's operating income was $1,367.3 million in the first quarter of fiscal 2002 as compared to $1,296.0 million in the first quarter of fiscal 2001. The increase in revenue was due to significant increases in revenues in our Fire and Security Services segment, and, to a lesser extent, in our Healthcare and Specialty Products segment, partially offset by significant decreases in our Electronics segment. The net increase resulted from acquisitions.

    Total operating income as a percentage of revenue was 15.5% and 15.9% during the quarters ended December 31, 2001 and 2000, respectively. The decrease in operating income was due to a decrease in our Electronics segment, partially offset by an increase in the Healthcare and Specialty Products and the Fire and Security Services segments. More detailed information by segment is provided further below.

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

The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. A majority of the companies that we acquire operate within the same industry as the segment into which the acquired company is integrated and, consequently, we assume that the companies that we acquire generally have a comparable organic growth percentage. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent less than 6% of the total purchase price for all acquisitions during the quarter ended December 31, 2001. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

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

TYCO INDUSTRIAL

REVENUE AND OPERATING INCOME AND MARGINS

    ELECTRONICS

    The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

                                                          FOR THE QUARTERS ENDED
                                                               DECEMBER 31,
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------
                                                               (UNAUDITED)
Revenue.................................................  $3,131.6      $3,865.9
Operating income........................................  $  570.6      $  941.8
Operating margins.......................................      18.2%         24.4%

    The 19.0% decrease in revenue in the quarter ended December 31, 2001 compared with the quarter ended December 31, 2000 for the Electronics segment resulted primarily from continued softness in demand in the communications, telecommunications, printed circuit and computer and consumer electronics end markets. Revenue at Tyco Electronics decreased 19.1% and revenue at Tyco Electrical and Metal Products declined approximately 12.5% both as a result of lower volume in certain end markets and lower sales prices (resulting from lower raw material prices). Revenue at the segment's Telecommunications business declined 22.5%. Excluding the $26.7 million decrease from foreign currency exchange fluctuations, the acquisitions of CIGI Investment Group, Inc. in October

2000, Lucent Technologies' Power Systems business ("LPS") in December 2000, Century Tube Corporation in October 2001, Transpower Technologies in November 2001, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") decreased an additional 9.8%. We expect our Electronics segment to continue to experience softness in demand during the current downturn in these end markets.

    The 39.4% decrease in operating income and the decrease in operating margins in the quarter ended December 31, 2001 compared with the quarter ended
December 31, 2000 was primarily due to the decrease in revenue and lower manufacturing volume, which increased unit costs.

    FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                             FOR THE QUARTERS
                                                            ENDED DECEMBER 31,
                                                           ---------------------
                                                              2001        2000
                                                           ----------   --------
                                                           (RESTATED)
                                                                (UNAUDITED)
Revenue..................................................   $3,237.7    $2,167.4
Operating income.........................................   $  501.0    $  343.7
Operating margins........................................       15.5%       15.9%

Restructuring and other unusual charges..................   $  (19.9)   $  (11.9)
Inventory charges........................................       (5.8)         --
                                                            --------    --------
  Total charges included in operating income.............   $  (25.7)   $  (11.9)
                                                            ========    ========

    The 49.4% increase in revenue in the quarter ended December 31, 2001 over the quarter ended December 31, 2000 resulted primarily from higher sales volume and increased service revenue in both the non-U.S. fire protection businesses and the worldwide electronic security services business and, to a lesser extent, increased revenue at Tyco Valves and Controls. The increases were due primarily to acquisitions and, to a lesser extent, a higher volume of recurring service revenues. Acquisitions included Simplex Time Recorder Co. in January 2001, Scott Technologies, Inc. in May 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("Security Link") in July 2001, SBC/Smith Alarm Systems in October 2001, and DSC Group, Water & Power Technologies and Sensormatic in November 2001. Excluding the $19.4 million decrease from foreign currency exchange fluctuation, our dealer program, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") increased an estimated 6.2%.

    The 45.8% increase in operating income in the quarter ended December 31, 2001 over the quarter ended December 31, 2000 was primarily due to acquisitions and, to a lesser extent, increased service volume in the non-U.S. fire protection businesses and the worldwide electronic security services business. The decrease in operating margins was primarily due to restructuring and inventory charges, somewhat offset by increased sales volume and service revenue in worldwide fire protection.

    Operating income and margins for the quarter ended December 31, 2001 reflect restructuring and other unusual charges of $25.7 million, of which $5.8 million is included in cost of revenue, primarily related to severance associated with the closure of facilities compared to an unusual charge of $11.9 million in the quarter ended December 31, 2000 related to an environmental remediation project.

    As a result of the restructuring activity within the Fire and Security segment during the quarter ended December 31, 2001, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $17.7 million (substantially all cash-related) on an annualized basis, $11.6 million of which relates to costs of sales and $6.1 million to other selling, general and administrative expenses. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the quarter ended December 31, 2001 related to the Fire and Security Services segment:

                                                     SEVERANCE   FACILITIES   INVENTORY    OTHER      TOTAL
                                                     ---------   ----------   ---------   --------   --------
Fiscal 2002 charges................................    $17.2        $ 1.3       $ 5.8      $ 1.4      $25.7
Fiscal 2002 utilization............................     (2.0)        (0.1)       (5.8)      (0.9)      (8.8)
                                                       -----        -----       -----      -----      -----
Balance at December 31, 2001.......................    $15.2        $ 1.2       $  --      $ 0.5      $16.9
                                                       =====        =====       =====      =====      =====

    HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                            FOR THE QUARTERS
                                                           ENDED DECEMBER 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
                                                               (UNAUDITED)
Revenue..................................................  $2,209.4   $1,995.7
Operating income.........................................  $  562.8   $  201.2
Operating margins........................................      25.5%      10.1%

Restructuring and other unusual charges..................  $     --   $   (2.8)
Inventory charges........................................        --      (25.0)
Write-off of purchased in-process research and
  development............................................        --     (184.3)
Impairment of property, plant and equipment..............        --       (7.4)
                                                           --------   --------
  Total charges included in operating income.............  $     --   $ (219.5)
                                                           ========   ========

    The 10.7% increase in revenue in the quarter ended December 31, 2001 over the quarter ended December 31, 2000 was the result of acquisitions. These acquisitions included Mallinckrodt Inc. in October 2000, InnerDyne, Inc. in December 2000, and Linq Industrial Fabrics, Inc. in December 2001. Excluding the $15.0 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") remained flat.

    The increase in operating income and margins in the quarter ended
December 31, 2001 compared to the quarter ended December 31, 2000 was due primarily to acquisitions, as well as a decrease in certain restructuring and other charges as discussed below, and to a lesser extent, increased sales of higher margin products and operating efficiencies realized from cost reductions at Mallinckrodt.

    Operating income and margins for the quarter ended December 31, 2000 reflect restructuring and other unusual charges of $2.8 million related to the closure of a manufacturing plant, and a charge of $25.0 million for the write-up of inventory under purchase accounting, which is included in cost of revenue, related to the acquisition of Mallinckrodt. Also included is a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges for the impairment of property, plant and equipment of $7.4 million associated with the closure of the manufacturing plant.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 was a decrease in revenue of approximately $61.1 million and a decrease in operating income of approximately $18.2 million.

CORPORATE ITEMS

    Corporate expenses were $306.7 million and corporate income was $339.8 million in the quarters ended December 31, 2001 and 2000, respectively. Corporate expenses were $45.1 million (excluding charges related to prior years of $261.6 million (see Note 1)) in the quarter ended December 31, 2001 as compared to $67.2 million (excluding a net gain on the sale of businesses of $410.4 million, an unusual charge of $3.4 million) in the quarter ended December 31, 2000. The decrease was primarily due to lower compensation expense under equity-based compensation plans.

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

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, restructuring and other unusual charges, charge for the impairment of long-lived assets and net gain on the sale of businesses, was 21.4% during the quarter ended December 31, 2001, as compared to 25.9% in the quarter ended December 31, 2000. The decrease in the effective income tax rate was primarily due to goodwill (which was not deductible for tax purposes) no longer being amortized and due to higher earnings in tax jurisdictions with lower income tax rates.

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

                                                                FOR THE QUARTERS
                                                                      ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
($ IN MILLIONS)                                                  2001        2000
---------------                                               ----------   --------
                                                              (RESTATED)
                                                                   (UNAUDITED)
Tyco Industrial operating income............................   $1,367.3    $1,296.0
Non-cash restructuring and other unusual charges, net.......        5.8         0.7
Charges for the impairment of long-lived assets.............         --         7.4
Write-off of purchased in-process research and
  development...............................................         --       184.3
Charges related to prior years (see Note 1).................      222.0          --
Depreciation and amortization(1)............................      480.7       366.7
Net (decrease) increase in deferred income taxes............     (133.7)      192.8
Less:
  Net increase in working capital...........................     (683.5)     (611.0)
  Interest and other financial charges, net.................     (188.1)     (168.1)
  Income tax expense........................................     (194.3)     (525.0)
  Restructuring expenditures(2).............................      (90.9)      (11.3)
  Other, net................................................      154.9       181.8
                                                               --------    --------
Cash flow from operating activities.........................      940.2       914.3
Less:
  Capital expenditures(3)...................................     (569.4)     (397.3)
  Dividends paid............................................      (24.4)      (21.5)
  Construction of TyCom Global Network......................     (561.7)     (268.7)
                                                               --------    --------
Free cash flow(4)...........................................   $ (215.3)   $  226.8
                                                               ========    ========

------------------------------

(1)  This amount is the sum of depreciation of tangible property
     ($359.6 million and $296.5 million for the quarters ended December 31, 2001 and 2000, respectively) and amortization of intangible assets other than goodwill ($121.1 million and $70.2 million for the quarters ended
    December 31, 2001 and 2000, respectively).

(2)  This amount is cash paid out for restructuring and other unusual charges.

(3) This amount includes $28.3 million and $116.4 million received in sale-leaseback transactions during the quarters ended December 31, 2001 and
    2000, respectively.

(4) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $218.7 million and $171.3 million for the quarters ended December 31, 2001 and 2000, respectively.

    During the quarter ended December 31, 2001, we paid out $218.7 million in cash that was charged against purchase accounting reserves and holdback/earnout liabilities established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" in the Consolidated Statement of Cash Flows.

    During the quarter ended December 31, 2001, we recorded restructuring and other unusual charges of $25.7 million, of which charges of $5.8 million are included in cost of revenue, related primarily to severance associated with the closure of facilities associated with acquisitions within the Fire and Security Services segment which became redundant when the operations of certain purchased businesses were integrated within this segment. At September 30, 2001, there existed reserves for restructuring and other unusual charges of $340.2 million. During the quarter ended December 31, 2001, we paid out $90.9 million in cash and incurred $8.0 million in non-cash charges that were charged against these reserves. At December 31, 2001, there remained $267.0 million of reserves for merger, restructuring and other unusual charges on Tyco Industrial's Consolidated Balance Sheet, of which $238.4 million is included in accrued expenses and other current liabilities and $28.6 million is included in other long-term liabilities.

    During the quarter ended December 31, 2001, Tyco Industrial purchased businesses for $2,673.0 million and customer contracts for electronic security services through its dealer program for $363.2 million. The aggregate cost of $3,036.2 million consists of: $1,052.3 million paid in cash, net of $51.0 million of cash acquired; $1,941.9 million paid in the form of Tyco common shares; and assumed stock options with a fair value of $42.0 million. Also during the quarter, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Debt of acquired companies aggregated $607.6 million.

    At the beginning of fiscal 2002, purchase accounting reserves were $732.1 million as a result of purchase accounting transactions in prior years. In connection with first quarter fiscal 2002 acquisitions, we established purchase accounting reserves of $80.7 million for transaction and integration costs. In addition, purchase accounting liabilities of $225.2 million and a corresponding increase to goodwill and deferred tax assets were recorded during the quarter ended December 31, 2001 primarily relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Tyco Capital and SecurityLink, all acquired during fiscal 2001. During the quarter ended December 31, 2001, we paid out $176.9 million in cash for purchase accounting liabilities, plus $41.8 million relating to holdback/earn-out liabilities, and incurred $2.6 million in non-cash charges (including $2.3 million relating to earn-out liabilities) against the reserves established during and prior to this quarter. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers, if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. Also, in the quarter ended December 31, 2001, we determined that $15.8 million of purchase accounting reserves related primarily to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. In addition, we reclassified $9.0 million of fair value adjustments related to the write-down of assets for prior year acquisitions out of purchase accounting liabilities and into the appropriate asset or liability account. At December 31, 2001, there remained $836.0 million in purchase accounting reserves on Tyco Industrial's Consolidated Balance Sheet, of which $650.8 million is included in accrued expenses and other current liabilities and $185.2 million is included in other long-term liabilities. In addition, $269.6 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $131.1 million are included in accrued expenses and other current liabilities and $138.5 million are included in other long-term liabilities at December 31, 2001.

    The net change in total working capital, net of the effects of acquisitions and divestitures, was an increase of $661.8 million in the quarter ended December 31, 2001. The components of this change are set forth in detail in Tyco Industrial's Consolidated Statement of Cash Flows. The increase in working capital accounts is attributable to the higher level of business activity. Historically, the Company generates the lowest level of cash flow in its first fiscal quarter as compared to the other quarters in the fiscal year, because it pays out cash bonuses in the first fiscal quarter on account of performance in the prior fiscal year. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

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

    Acquisitions were an important part of Tyco's growth during the first quarter of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's product lines and/or expand its customer base. Goodwill and other intangible assets were $32,419.3 million at December 31, 2001, compared to $28,740.9 million at September 30, 2001.

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

    Shareholders' equity was $35,320.0 million, or $17.73 per share, at December 31, 2001, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The increase in shareholders' equity was due primarily to:
(i) the issuance of approximately 64.2 million common shares valued at $2,764.1 million for the acquisition of Sensormatic, the amalgamation with TyCom and the shares issued related to an earn-out payment, (ii) net income of $1,199.4 million (iii) $42.0 million for the fair value of options assumed,
(iv) $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt. This increase was partially offset by the repurchase of our common shares discussed above. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 41% at December 31, 2001 and September 30, 2001. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 38% at December 31, 2001 and 37% at September 30, 2001.

    The following summarizes Tyco Industrial's change in net debt for the quarter ended December 31, 2001:

NET DEBT BALANCE AT SEPTEMBER 30, 2001......................             $19,839.8
  Operating cash flow.......................................   (940.2)
  Purchase of property, plant and equipment.................    569.4
  Dividends.................................................     24.4
  Construction in progress--TGN.............................    561.7
                                                              -------
    Negative free cash flow.................................                 215.3
  Acquisition of businesses.................................               1,271.0
  Proceeds from exercise of options.........................                (134.7)
  Repurchase of common shares...............................                 599.0
  Debt of acquired companies................................                 607.6
  Net cash payments to Tyco Capital.........................                 430.8
  Other items...............................................                  65.6
                                                                         ---------
NET DEBT BALANCE AT DECEMBER 31, 2001.......................             $22,894.4
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

    In January 2002, TIG entered into a $1.5 billion bridge loan, which is fully and unconditionally guaranteed by Tyco, with a variable LIBO-based rate, which is 2.64% as of February 13, 2002. Pursuant to the agreement, TIG is obligated to repay $645.0 million in April 2002, with the remaining balance due in June 2002.

    In February 2002, TIG borrowed the available $2.0 billion of capacity under its 5-year unsecured revolving credit facility, which had been maintained as liquidity support for its commercial paper program. The facility, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which is 3.525% as of February 13, 2002.

    In addition, on February 4, 2002 TIG borrowed $3.855 billion under its unsecured 364-day revolving credit facility with a maturity date of February 6, 2002, which had been maintained as liquidity support for its commercial paper program. On February 6, 2002, TIG exercised its option to convert this facility into a term loan expiring on February 6, 2003. The loan, which is fully and unconditionally guaranteed by Tyco, has a variable LIBO-based rate, which is 3.52% as of February 13, 2002.

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

ITEM 4--CONTROLS AND PROCEDURES

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TYCO INTERNATIONAL LTD.

                                                       By:           /s/ DAVID J. FITZPATRICK
                                                            -----------------------------------------
                                                                       David J. FitzPatrick
                                                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                                             FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
                                                                               AND
                                                                        FINANCIAL OFFICER)

Date: December 30, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    I, Edward D. Breen, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Tyco
    International Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    Date: December 30, 2002

              /s/ EDWARD D. BREEN
     --------------------------------------
                Edward D. Breen
            CHIEF EXECUTIVE OFFICER

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

    I, David J. FitzPatrick, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Tyco
    International Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    Date: December 30, 2002

            /s/ DAVID J. FITZPATRICK
     --------------------------------------
              David J. FitzPatrick
            CHIEF FINANCIAL OFFICER