Form 10-Q/A
period 2002-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2002-12-31
CIK 833444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                         AMENDMENT NO. 2 ON FORM 10-Q/A
                                  TO FORM 10-Q

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

                               INTRODUCTORY NOTE

    This Amendment No. 2 on Form 10-Q/A is being filed to restate certain amounts (see "Restatement" within Note 1 for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly period ended March 31, 2002, in connection with an ongoing review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment on Form 10-K/A for the fiscal year ended September 30, 2001.

                            TYCO INTERNATIONAL LTD.
                              INDEX TO FORM 10-Q/A

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:
Item 1--Financial Statements
  Consolidated Balance Sheets (Unaudited) as of March 31,
    2002, as restated, and September 30, 2001...............      1
  Consolidated Statements of Operations (Unaudited) for the
    quarters and six months ended March 31, 2002, as
    restated, and 2001......................................      2
  Consolidated Statements of Cash Flows (Unaudited) for the
    six months ended March 31, 2002, as restated, and
    2001....................................................      4
  Notes to Consolidated Financial Statements (Unaudited)....      5
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     40
Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     71
Item 4--Controls and Procedures.............................     71
Signatures..................................................     72

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                      TYCO INTERNATIONAL LTD. AND
                                       CONSOLIDATED SUBSIDIARIES          TYCO INDUSTRIAL                TYCO CAPITAL
                                      ---------------------------   ---------------------------   ---------------------------
                                      MARCH 31,     SEPTEMBER 30,    MARCH 31,    SEPTEMBER 30,    MARCH 31,    SEPTEMBER 30,
                                         2002          2001            2002          2001            2002          2001
                                      -----------   -------------   -----------   -------------   -----------   -------------
                                      (RESTATED)                    (RESTATED)
ASSETS
Cash and cash equivalents...........  $  6,293.7     $  2,587.2      $ 4,034.4      $ 1,779.2      $ 2,259.3      $   808.0
Receivables, less allowance for
  doubtful accounts ($551.0 at March
  31, 2002 and $550.4 at September
  30, 2001 consolidated)............     6,729.2        7,372.5        6,021.7        6,453.2          847.1        1,146.7
Inventories (Note 11)...............     5,272.3        5,101.3        5,272.3        5,101.3             --             --
Finance receivables, net............    25,742.8       31,386.5             --             --       25,742.8       31,386.5
Construction in progress--Tyco
  Global Network....................       705.7        1,643.8          705.7        1,643.8             --             --
Tyco Global Network placed in
  service, net......................          --          698.6             --          698.6             --             --
Property, plant and equipment
  (including equipment leased to
  others), net (Note 11)............    17,052.1       16,473.9       10,352.8        9,970.3        6,699.3        6,503.6
Investment in Tyco Capital..........          --             --        6,803.2       10,598.0             --             --
Goodwill, net.......................    30,187.8       29,811.5       27,804.4       23,264.0        2,383.4        6,547.5
Intangible assets, net..............     5,970.7        5,498.9        5,950.9        5,476.9           19.8           22.0
Other assets (Note 11)..............    10,247.8        8,190.4        3,788.6        3,616.7        6,579.2        4,573.7
Deferred income taxes (Note 11).....     2,858.8        2,522.7        2,700.0        2,420.6          158.8          102.1
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL ASSETS....................  $111,060.9     $111,287.3      $73,434.0      $71,022.6      $44,689.7      $51,090.1
                                      ==========     ==========      =========      =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable and current maturities
  of long-term debt.................  $ 20,454.2     $ 18,873.6      $ 6,670.6      $ 2,023.0      $13,783.6      $17,050.6
Accounts payable....................     3,719.0        4,145.9        3,367.5        3,692.6          470.8          460.9
Accrued expenses and other current
  liabilities (Note 11).............     9,427.8       10,599.5        6,419.4        7,019.0        3,028.7        3,600.3
Long-term debt......................    40,657.4       38,243.1       20,706.1       19,596.0       19,951.3       18,647.1
Other long-term liabilities
  (Note 11).........................     4,123.1        3,477.4        3,811.4        3,081.9          311.7          395.5
Income taxes........................     2,004.8        1,922.7        1,923.0        1,845.0           81.8           77.7
Deferred income taxes (Note 11).....     1,636.4        1,726.3        1,636.4        1,726.3             --             --
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL LIABILITIES...............    82,022.7       78,988.5       44,534.4       38,983.8       37,627.9       40,232.1
                                      ----------     ----------      ---------      ---------      ---------      ---------
Mandatorily redeemable preferred
  securities........................       258.6          260.0             --             --          258.6          260.0
Minority interest...................        56.3          301.4           56.3          301.4             --             --
Shareholders' Equity:
  Preference shares (Note 5)........          --             --             --             --             --             --
  Common shares.....................       399.6          387.1          400.1          387.1             --             --
  Capital in excess:
    Share premium...................     8,142.2        7,962.8        8,142.2        7,962.8             --             --
    Contributed surplus.............    14,870.6       12,561.3       14,990.1       12,561.3       10,662.4       10,422.4
  Accumulated earnings (deficit)....     7,077.1       12,305.7        7,077.1       12,305.7       (3,800.8)         252.4
  Accumulated other comprehensive
    loss............................    (1,766.2)      (1,479.5)      (1,766.2)      (1,479.5)         (58.4)         (76.8)
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY......    28,723.3       31,737.4       28,843.3       31,737.4        6,803.2       10,598.0
                                      ----------     ----------      ---------      ---------      ---------      ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY..........  $111,060.9     $111,287.3      $73,434.0      $71,022.6      $44,689.7      $51,090.1
                                      ==========     ==========      =========      =========      =========      =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                   TYCO INTERNATIONAL LTD.
                                                      AND CONSOLIDATED
                                                        SUBSIDIARIES               TYCO INDUSTRIAL        TYCO CAPITAL
                                                  -------------------------      --------------------   ----------------
                                                   FOR THE QUARTERS ENDED          FOR THE QUARTERS     FOR THE QUARTER
                                                                                                        ENDED MARCH 31,
                                                         MARCH 31,                 ENDED MARCH 31,
                                                  -------------------------      --------------------   ----------------
                                                     2002         2001             2002        2001         2002
                                                  -----------   -----------      ---------   --------   ----------------
                                                  (RESTATED)                     (RESTATED)
REVENUES AND OTHER INCOME (LOSS):
Net revenue.....................................   $ 8,611.4     $8,809.8        $8,611.4    $8,809.8      $       --
Finance income..................................     1,106.7           --              --          --         1,106.7
Other income....................................       227.0           --              --          --           232.0
Loss of Tyco Capital............................          --           --        (4,333.9)         --              --
Non-operating loss on investments...............      (141.0)        (3.9)         (141.0)       (3.9)             --
                                                   ---------     --------        ---------   --------      ----------
  Total revenues and other income...............     9,804.1      8,805.9         4,136.5     8,805.9         1,338.7
COSTS AND EXPENSES:
Cost of revenue.................................     5,630.0      5,514.5         5,630.0     5,514.5              --
Selling, general, administrative and other costs
  and expenses..................................     2,419.3      1,611.1         1,879.9     1,611.1           544.4
Interest income.................................       (33.0)       (24.5)          (33.0)      (24.5)             --
Interest expense and other financial charges....       606.9        251.8           254.9       251.8           352.0
Provision for credit losses.....................       195.0           --              --          --           195.0
Restructuring and other unusual charges
  (credits), net................................       403.8        (52.8)          403.8       (52.8)             --
Charges for the impairment of long-lived
  assets........................................     2,351.7         17.7         2,351.7        17.7              --
Goodwill impairment.............................     4,512.7           --              --          --         4,512.7
                                                   ---------     --------        ---------   --------      ----------
  Total costs and expenses......................    16,086.4      7,317.8        10,487.3     7,317.8         5,604.1
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS..............    (6,282.3)     1,488.1        (6,350.8)    1,488.1        (4,265.4)
Income taxes....................................       (90.7)      (366.0)          (24.9)     (366.0)          (65.8)
Minority interest...............................        (4.3)       (11.7)           (1.6)      (11.7)           (2.7)
                                                   ---------     --------        ---------   --------      ----------
(Loss) income before extraordinary items........    (6,377.3)     1,110.4        (6,377.3)    1,110.4        (4,333.9)
Extraordinary items, net of tax.................        (0.7)       (10.3)           (0.7)      (10.3)             --
                                                   ---------     --------        ---------   --------      ----------
NET (LOSS) INCOME...............................   $(6,378.0)    $1,100.1        $(6,378.0)  $1,100.1      $ (4,333.9)
                                                   =========     ========        =========   ========      ==========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items......   $   (3.20)    $   0.63
  Extraordinary items, net of tax...............          --        (0.01)
  Net (loss) income.............................       (3.20)        0.63
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items......   $   (3.20)    $   0.63
  Extraordinary items, net of tax...............          --        (0.01)
  Net (loss) income.............................       (3.20)        0.62
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
  Basic.........................................     1,991.5      1,748.9
  Diluted.......................................     1,991.5      1,773.9
PRO FORMA RESULTS, EXCLUDING GOODWILL
  AMORTIZATION:
  Income before extraordinary items.............                 $1,227.2
  Basic earnings per common share...............                     0.70
  Diluted earnings per common share.............                     0.69
  Net income....................................                 $1,216.9
  Basic net income per common share.............                     0.70
  Diluted net income per common share...........                     0.69

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          TYCO INTERNATIONAL LTD.
                                                             AND CONSOLIDATED
                                                               SUBSIDIARIES            TYCO INDUSTRIAL        TYCO CAPITAL
                                                          -----------------------   ---------------------   -----------------
                                                            FOR THE SIX MONTHS       FOR THE SIX MONTHS        FOR THE SIX
                                                                                                              MONTHS ENDED
                                                             ENDED MARCH 31,          ENDED MARCH 31,          MARCH 31,
                                                          -----------------------   ---------------------   -----------------
                                                            2002         2001         2002        2001          2002
                                                          ----------   ----------   ---------   ---------   -----------------
                                                          (RESTATED)                (RESTATED)
REVENUES AND OTHER INCOME (LOSS):
Net revenue.............................................  $17,190.1    $16,838.8    $17,190.1   $16,838.8      $       --
Finance income..........................................    2,304.7           --           --          --         2,304.7
Other income............................................      467.5           --           --          --           477.1
Loss of Tyco Capital....................................         --           --     (4,078.5)         --              --
Non-operating net (loss) on investments and gain on sale
  of businesses.........................................     (141.0)       406.5       (141.0)      406.5              --
Non-operating net loss on sale of common shares of a
  subsidiary............................................      (39.6)          --        (39.6)         --              --
                                                          ---------    ---------    ---------   ---------      ----------
  Total revenues and other income.......................   19,781.7     17,245.3     12,931.0    17,245.3         2,781.8
COSTS AND EXPENSES:
Cost of revenue.........................................   10,864.4     10,488.9     10,864.4    10,488.9              --
Selling, general, administrative and other costs and
  expenses..............................................    4,948.9      3,159.9      3,837.0     3,159.9         1,121.5
Interest income.........................................      (53.7)       (82.5)       (53.7)      (82.5)             --
Interest expense and other financial charges............    1,188.7        477.9        463.7       477.9           725.0
Provision for credit losses.............................      307.9           --           --          --           307.9
Restructuring and other unusual charges (credits),
  net...................................................      423.7        (34.7)       423.7       (34.7)             --
Write-off of purchased in-process research and
  development...........................................         --        184.3           --       184.3              --
Charges for the impairment of long-lived assets.........    2,351.7         25.1      2,351.7        25.1              --
Goodwill impairment.....................................    4,512.7           --           --          --         4,512.7
                                                          ---------    ---------    ---------   ---------      ----------
  Total costs and expenses..............................   24,544.3     14,218.9     17,886.8    14,218.9         6,667.1
(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES....................................   (4,762.6)     3,026.4     (4,955.8)    3,026.4        (3,885.3)
Income taxes............................................     (407.4)      (891.0)      (219.2)     (891.0)         (188.2)
Minority interest.......................................       (5.1)       (24.2)        (0.1)      (24.2)           (5.0)
                                                          ---------    ---------    ---------   ---------      ----------
(Loss) income before extraordinary items and cumulative
  effect of accounting changes..........................   (5,175.1)     2,111.2     (5,175.1)    2,111.2        (4,078.5)
Extraordinary items, net of tax.........................       (3.5)       (10.3)        (3.5)      (10.3)             --
Cumulative effect of accounting changes, net of tax.....         --       (683.4)          --      (683.4)             --
                                                          ---------    ---------    ---------   ---------      ----------
NET (LOSS) INCOME.......................................  $(5,178.6)   $ 1,417.5    $(5,178.6)  $ 1,417.5      $ (4,078.5)
                                                          =========    =========    =========   =========      ==========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes.............  $   (2.61)   $    1.21
  Extraordinary items, net of tax.......................         --        (0.01)
  Cumulative effect of accounting changes, net of tax...         --        (0.39)
  Net (loss) income.....................................      (2.61)        0.81
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items and
    cumulative effect of accounting changes.............  $   (2.61)   $    1.19
  Extraordinary items, net of tax.......................         --        (0.01)
  Cumulative effect of accounting changes, net of tax...         --        (0.39)
  Net (loss) income.....................................      (2.61)        0.80
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.................................................    1,983.1      1,742.0
  Diluted...............................................    1,983.1      1,768.0
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income before extraordinary items and cumulative
    effect of accounting changes........................               $ 2,342.4
  Basic earnings per common share.......................                    1.34
  Diluted earnings per common share.....................                    1.33
  Net income............................................               $ 1,648.7
  Basic net income per common share.....................                    0.95
  Diluted net income per common share...................                    0.93

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                              TYCO INTERNATIONAL LTD.
                                                                        AND
                                                                   CONSOLIDATED
                                                                   SUBSIDIARIES            TYCO INDUSTRIAL        TYCO CAPITAL
                                                              -----------------------   ---------------------   ----------------
                                                                FOR THE SIX MONTHS       FOR THE SIX MONTHS       FOR THE SIX
                                                                 ENDED MARCH 31,          ENDED MARCH 31,            MONTHS
                                                                                                                ENDED MARCH 31,
                                                              -----------------------   ---------------------   ----------------
                                                                2002         2001         2002        2001          2002
                                                              ----------   ----------   ---------   ---------   ----------------
                                                              (RESTATED)                (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $(5,178.7)   $ 1,417.5    $(5,178.6)  $ 1,417.5      $(4,078.5)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Loss retained by Tyco Capital.............................         --           --      4,078.5          --             --
  Non-cash restructuring and other unusual charges, net.....      322.0         33.1        322.0        33.1             --
  Write-off of purchased in-process research and
    development.............................................         --        184.3           --       184.3             --
  Charges for the impairment of long-lived assets...........    2,351.7         25.1      2,351.7        25.1             --
  Goodwill impairment.......................................    4,512.7           --           --          --        4,512.7
  Cumulative effect of accounting changes, net of tax.......         --        683.4           --       683.4             --
  Minority interest in net income of consolidated
    subsidiaries............................................        5.1         24.2          0.1        24.2            5.0
  Net loss on investments and (gain) on sale of
    businesses..............................................      141.0       (406.5)       141.0      (406.5)            --
  Net loss on sale of common shares of a subsidiary.........       39.6           --         39.6          --             --
  Charges related to prior years (see Note 1)...............      222.0           --        222.0          --             --
  Gain on sale of financing assets..........................     (118.2)          --           --          --         (118.2)
  Depreciation..............................................    1,394.3        619.1        731.5       619.1          662.8
  Goodwill and intangible assets amortization...............      255.9        404.4        255.9       404.4             --
  Provision for credit losses...............................      307.9           --           --          --          307.9
  Deferred income taxes.....................................     (192.5)        80.0       (135.9)       80.0          (56.7)
  Debt and refinancing cost amortization....................       78.3         32.2         78.3        32.2             --
  Other non-cash items......................................       26.3         90.1         26.3        90.1             --
    Changes in assets and liabilities, net of the effects of
      acquisitions and divestitures:
      Accounts receivable...................................      845.4        (67.4)       915.2       (67.4)            --
      Payments on sale of accounts receivable...............      (28.0)          --        (28.0)         --             --
      Inventories...........................................     (193.9)      (632.3)      (193.9)     (632.3)            --
      Other assets..........................................     (332.6)        65.9       (306.0)       65.9          (26.6)
      Accounts payable, accrued expenses and other
        liabilities.........................................     (918.7)      (368.6)      (707.6)     (368.6)        (218.7)
      Income taxes..........................................       19.6        333.9         19.0       333.9            0.6
      Deferred revenue......................................      (43.7)        44.4        (43.7)       44.4             --
      Other.................................................       75.6        (29.5)        79.1       (29.5)          (3.5)
                                                              ---------    ---------    ---------   ---------      ---------
        Net cash provided by operating activities...........    3,591.1      2,533.3      2,666.5     2,533.3          986.8
                                                              ---------    ---------    ---------   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing and leasing assets
  (Note 12).................................................    2,265.6           --           --          --        2,203.4
Purchase of property, plant and equipment, net..............   (1,002.7)      (910.6)      (988.3)     (910.6)         (14.4)
Construction in progress-Tyco Global Network................     (817.4)      (707.8)      (817.4)     (707.8)            --
Acquisition of businesses, net of cash acquired.............   (2,342.7)    (5,271.6)    (2,342.7)   (5,271.6)            --
Cash paid for purchase accounting and holdback/earn-out
  liabilities...............................................     (376.4)      (317.4)      (376.4)     (317.4)            --
Disposal of businesses, net of cash sold....................         --        898.7           --       898.7             --
Net purchases of investments................................      (11.9)      (128.3)       (11.9)     (128.3)            --
Other.......................................................     (178.7)      (132.1)      (178.7)     (132.1)            --
                                                              ---------    ---------    ---------   ---------      ---------
        Net cash (used in) provided by investing
           activities.......................................   (2,464.2)    (6,569.1)    (4,715.4)   (6,569.1)       2,189.0
                                                              ---------    ---------    ---------   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt......................    3,218.9      5,838.9      5,181.7     5,838.9       (1,962.8)
Proceeds from exercise of options...........................      181.3        349.5        181.3       349.5             --
Dividends paid..............................................      (49.7)       (43.6)       (49.7)      (43.6)            --
Repurchase of Tyco common shares............................     (765.8)    (1,096.9)      (765.8)   (1,096.9)            --
Repurchase of minority interest shares of subsidiary........         --        (39.0)          --       (39.0)            --
Net capital contribution to Tyco Capital....................         --           --       (257.5)         --          257.5
Short-term advances from Tyco Capital.......................         --           --         19.2          --          (19.2)
Other.......................................................       (5.1)       (10.2)        (5.1)      (10.2)            --
                                                              ---------    ---------    ---------   ---------      ---------
        Net cash provided by (used in) financing
           activities.......................................    2,579.6      4,998.7      4,304.1     4,998.7       (1,724.5)
                                                              ---------    ---------    ---------   ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    3,706.5        962.9      2,255.2       962.9        1,451.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    2,587.2      1,264.8      1,779.2     1,264.8          808.0
                                                              ---------    ---------    ---------   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 6,293.7    $ 2,227.7    $ 4,034.4   $ 2,227.7      $ 2,259.3
                                                              =========    =========    =========   =========      =========

           See Notes to Consolidated Financial Statements (Unaudited) and, in particular, see Note 1 for definitions of Tyco Industrial and Tyco
                                    Capital.

                            TYCO INTERNATIONAL LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    BASIS OF PRESENTATION--The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda ("Tyco"), and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we" or the "Company"). The Company's unaudited Consolidated Financial Statements are presented along with the unaudited Consolidating Financial Statements of Tyco Industrial and Tyco Capital in order to provide a more comprehensive analysis of our business. The Company includes this presentation because the businesses within the Tyco Industrial operations (diversified manufacturing) and the Tyco Capital operations (financial services) are significantly different from one another with different key performance indicators for their respective industries. The consolidating separate financial statements of Tyco Industrial and Tyco Capital are unaudited and have not been reviewed in accordance with SAS 71.

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

    RESTATEMENT--As described in Note 1 to the Company's Consolidated Financial Statements in its Form 10-K/A for the year ended September 30, 2001, the Company is reimbursed by dealers for certain costs incurred by the Company under ADT's authorized dealer program. The Company has restated its Consolidated Financial Statements and the related disclosures for the quarter and six months ended March 31, 2002 to record as a deferred credit the amount by which dealer reimbursements exceed the actual costs incurred by the Company during these periods (resulting in decreases to net income of

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)

$26.9 million and $55.2 million, respectively). The deferred credit is being amortized on a straight-line basis over ten years. Financial statements for periods prior to fiscal 2002 have not been restated. However, we have recorded the effect of the charge related to prior years as well as certain other charges, as discussed below in "Charges Relating to Prior Years Recorded in Fiscal 2002" (resulting in an increase in other income of $199.7 million in the quarter ended March 31, 2002 and a decrease to net income of $160.1 million for the six months ended March 31, 2002). In addition, the Company has restated its Consolidated Financial Statements and the related disclosures to reflect the elimination of certain inter-company sales and the associated margin between Tyco Infrastructure and Tyco Electronics (resulting in decreases to revenues of $50.1 million and $101.0 million and increases to net income of $27.4 million and $3.8 million for the quarter and six months ended March 31, 2002, respectively), and to adjust the amount of capitalized interest (resulting in a decrease to interest expense and a decrease to TGN impairment of $16.1 million for the quarter ended March 31, 2002). The Company has also restated its financial statement disclosures to reflect a reduction of operating income of $42.0 million in the Electronics segment, offset by a reduction of corporate operating expenses for the same amount (resulting in no change to net income) for the six months ended March 31, 2002. The Company also restated its loss on the write-off of investments due to the reduction in book value of an investment by $39.6 million in the quarter ended March 31, 2002. The restatement results in an aggregate decrease to revenues and other income of $10.5 million and $101.0 million and a decrease in net loss of $40.1 million in the quarter and an increase in net loss of $211.5 million, respectively, for the six months ended March 31, 2002.

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)

    The impact of the restatement on the Consolidated Statements of Operations and Consolidated Balance Sheet is as follows ($ in millions, except per share data):

                                                  TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                 -------------------------------------------------------
                                                       QUARTER ENDED               SIX MONTHS ENDED
                                                       MARCH 31, 2002               MARCH 31, 2002
                                                 --------------------------   --------------------------
                                                    AMOUNT                       AMOUNT
                                                  PREVIOUSLY                   PREVIOUSLY
                                                 REPORTED(1)    AS RESTATED   REPORTED(1)    AS RESTATED
                                                 ------------   -----------   ------------   -----------
                                                        (UNAUDITED)                  (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income..............    $ 9,814.6     $ 9,804.1      $19,882.7     $19,781.7
  Total costs and expenses.....................     16,130.3      16,086.4       24,353.3      24,544.3
  (Loss) income before income taxes............     (6,315.7)     (6,282.3)      (4,470.6)     (4,762.6)
  Net loss.....................................     (6,418.1)     (6,378.0)      (4,967.1)     (5,178.6)
  Diluted loss per common share................        (3.22)        (3.20)         (2.50)        (2.61)

CONSOLIDATED BALANCE SHEET:
  Goodwill, net................................    $29,979.5     $30,187.8
  Total assets.................................    110,848.8     111,060.9
  Total liabilities............................     81,834.6      82,022.7
  Accumulated earnings.........................      7,288.7       7,077.1
  Total shareholders' equity...................     28,699.3      28,723.3

------------------------------

(1) The Company previously restated its Consolidated Financial Statements and the related disclosures for the quarterly period ended March 31, 2002 to reflect an impairment of goodwill in the Tyco Capital segment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," resulting in a $4.5 billion estimated impairment charge. The effect of this restatement was to increase the originally reported net loss for the quarter ended
    March 31, 2002 from $1.9 billion to $6.4 billion and for the six months ended March 31, 2002 from $0.5 billion to $5.0 billion. Net loss per share increased from $0.96 to $3.22 and from $0.23 to $2.50 for the quarter and six months ended March 31, 2002, respectively. This restatement had no impact on previously reported revenues or net cash provided by operating activities for any periods. See Note 14, "Goodwill and Other Intangible Assets," for further information regarding the goodwill impairment.

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

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)

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

    The fiscal years to which the charges relate are as follows ($ in millions):

                                        PRIOR TO
TYPE OF ADJUSTMENT                     FISCAL 1999   FISCAL 2000   FISCAL 2001    TOTAL
------------------                     -----------   -----------   -----------   --------
ADT dealer reimbursements............     $33.6         $53.5        $ 98.8       $185.9
Gain on issuance of shares of
  TyCom..............................        --            --          39.6         39.6
Other Adjustments....................      22.7          26.4         (13.0)        36.1
                                          -----         -----        ------       ------
  Totals.............................     $56.3         $79.9        $125.4(1)    $261.6
                                          =====         =====        ======       ======

------------------------

(1) Of the $125.4 million pre-tax charges relating to fiscal 2001, $22.9 million and $44.1 million relates to the quarter and six months ended
    March 31, 2001.

2.  ACQUISITIONS AND DIVESTITURES

    During the first six months of fiscal 2002, the Company purchased businesses for an aggregate cost of $4,402.0 million, consisting of $2,342.7 million in cash, net of $155.3 million of cash acquired, and the issuance of approximately
47.6 million common shares valued at $1,911.4 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($22.2 million of which put option rights have been paid in cash). The Company purchased all of the voting equity interests in each of the businesses acquired. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom. In addition, the Company recorded $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt. Fair value of debt of acquired companies aggregated $775.7 million. During the six months, the Company paid $318.4 million of cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid cash of approximately $58.0 million relating to holdback and earn-out liabilities primarily related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquired company's net assets, or purchase price paid over time. "Earn-out" liabilities are payments to the sellers that are the result of the acquired company having achieved certain milestones subsequent to its acquisition by Tyco. The Company also issued 44,139 common shares valued at $2.3 million relating to earn-out liabilities during the six months. The value of these common shares is based upon fair value. These earn-out payments are tied to certain performance

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

measures, such as revenue, gross margin or earnings growth over a specified period of time, and are accrued when the milestones are met and contingent consideration becomes determinable and distributable. At March 31, 2002, the Company had a contingent liability of $100 million related to the acquisition of Com-Net by the Electronics segment. The Company is required to pay $20 million on May 14, 2002 only if the State of Florida does not cancel the contract for the construction of a communications system prior to that date. The remaining $80 million is payable to the former shareholders of Com-Net only after the construction and installation of the communications system is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. The $100 million was not accrued at March 31, 2002, as the outcome of these contingencies cannot be reasonably determined. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates. In connection with fiscal 2002 acquisitions, the Company recorded purchase accounting liabilities of $182.2 million for transaction costs and the costs of integrating the acquired companies within Tyco's business segments.

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed in the first six months of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $4,873.1 million in goodwill and $759.6 million in other intangible assets during the six months ended March 31, 2002. These amounts include $883.5 million and a negative $24.0 million for adjustments to goodwill and other intangible assets, respectively. The adjustments to goodwill relate primarily to Fiscal 2001 acquisitions of The CIT Group Inc. ("CIT"--acquired in June 2001), Lucent Technologies' Power Systems ("LPS"--acquired in December
2000), Edison Select ("Edison"--acquired in August 2001), Deutsche Armaturen AG ("DAAG"--acquired in September 2001) and Scott Technologies ("Scott"--acquired in May 2001). Upon the acquisition of CIT, management planned the strategic exiting of certain of its existing portfolios, including franchise finance, manufactured housing, inventory and automotive finance, and recreational vehicle as well as the reorganization of European operations. These activities were finalized during the six months ended March 31, 2002. Adjustments to goodwill for LPS relate to the closure of a manufacturing plant and the adjustment of certain opening balance sheet items to fair value. Finalization of the exit plan was completed during the quarter ended December 31, 2002. Adjustments to goodwill for Edison primarily relate to the adjustment of certain opening balance sheet items to fair value. Adjustments to goodwill for DAAG primarily relate to facility closures and related severance, and the adjustment of certain opening balance sheet items to fair value. Adjustments to goodwill for Scott primarily relate to the accrual of an environmental reserve resulting from the finalization of the environmental study during the six months ended March 31, 2002. Downward adjustments to intangible assets of $24.0 million relate to fair value adjustments primarily associated with the acquisition of SecurityLink and Edison. These adjustments were partially offset by technology acquired in other acquisitions.

    Acquisitions were an important part of Tyco's growth during the first six months of fiscal 2002. Tyco makes acquisitions that complement existing products and services, enhance the Company's

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

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

Receivables.................................................  $  173.4
Inventories.................................................     317.8
Property, plant and equipment, net..........................     409.7
Goodwill....................................................   5,108.7
Intangible assets...........................................     759.6
Other assets................................................     576.2
                                                              --------
                                                               7,345.4
                                                              --------
Accounts payable............................................     221.6
Accrued expenses and other current liabilities..............     915.4
Holdback/earn-out liability.................................      86.7
Fair value of debt assumed..................................     775.7
Other long-term liabilities.................................     137.4
Minority interest...........................................    (248.9)
                                                              --------
                                                               1,887.9
                                                              --------
                                                              $5,457.5
                                                              ========
Cash consideration paid (net of $155.3 million of cash
  acquired).................................................  $2,342.7
Share consideration paid and fair value of stock options and
  pre-existing put option rights assumed....................   3,114.8
                                                              --------
                                                              $5,457.5
                                                              ========

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

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

    In addition to the acquisitions listed above, Tyco paid cash of $678.2 million to acquire approximately 690,000 customer contracts for electronic security services through its dealer program and acquired approximately 100 other smaller companies and business lines for an aggregate gross cost of $437.0 million in cash. The acquisitions were comprised primarily of businesses which: manufacture fire and security products and valves and related products; manufacture a broad range of electronic products; manufacture a wide range of products used in the disposable medical products industry as well as other plastic products; and provide electronic security services. All acquisitions were integrated within the Electronics, Fire and Security Services, or Healthcare and Specialty Products segments.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2002 purchase acquisitions ($ in millions):

                                                                                     DISTRIBUTOR &
                                                                                       SUPPLIER
                                         SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                    --------------------   ---------------------   -----------------   --------
                                    NUMBER OF              NUMBER OF
                                    EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                    ---------   --------   ----------   --------   -----------------   --------   --------
Fiscal 2002 acquisition
  liabilities.....................    3,995      $ 85.8       127        $ 60.3          $12.9          $ 23.2     $182.2
Fiscal 2002 utilization...........   (1,699)      (33.6)      (38)        (10.5)          (0.2)          (12.0)     (56.3)
                                     ------      ------       ---        ------          -----          ------     ------
Balance at March 31, 2002.........    2,296      $ 52.2        89        $ 49.8          $12.7          $ 11.2     $125.9
                                     ======      ======       ===        ======          =====          ======     ======

    Purchase accounting liabilities recorded during fiscal 2002 consist of $85.8 million for severance and related costs; $60.3 million for costs associated with the shut down and consolidation of certain facilities, including unfavorable leases, lease terminations and other related fees, and other costs; $12.9 million for distributor and supplier contractual cancellation fees; and $23.2 million for transaction and other costs.

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 127 facilities. The costs of employee terminations relate to the elimination of 2,423 positions in the United States, 551 positions in Europe, 525 positions in Canada, 334 positions in Latin America, and 162 positions in the Asia-Pacific region, consisting primarily of administrative, sales and marketing, manufacturing and distribution, and technical personnel. Facilities designated for closure include 73 facilities in the United States, 33 facilities in Europe, 17 facilities in the Asia-Pacific region, 3 facilities in Canada, and 1 facility in Latin America, consisting primarily of manufacturing plants, sales offices and administrative offices. At March 31, 2002, 1,699 employees had been terminated and 38 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    In connection with the purchase acquisitions consummated during fiscal 2002, liabilities for approximately $52.2 million for severance and related costs, $49.8 million for the shutdown and consolidation of acquired facilities, $12.7 million for distributor and supplier contractual cancellation fees and $11.2 million in transaction and other direct costs remained on the Consolidated Balance Sheet at March 31, 2002. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions excluding CIT ($ in millions):

                                                                                    DISTRIBUTOR &
                                                                                      SUPPLIER
                                        SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                   --------------------   ---------------------   -----------------   --------
                                   NUMBER OF              NUMBER OF
                                   EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                   ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30, 2001....    2,069      $162.9        177       $261.3          $ 85.6         $ 51.5    $ 561.3
Additions to fiscal 2001
  acquisition liabilities........    6,928       152.4        370         62.0            24.5           37.6      276.5
Fiscal 2002 utilization..........   (4,581)      (93.7)      (278)       (35.9)          (26.6)         (37.4)    (193.6)
Reclassifications................       --         3.7         --        (19.8)             --           (6.3)     (22.4)
Reduction of estimates of fiscal
  2001 acquisition liabilities...     (279)       (6.9)       (92)        (7.2)          (10.0)          (4.4)     (28.5)
                                    ------      ------       ----       ------          ------         ------    -------
Balance at March 31, 2002........    4,137      $218.4        177       $260.4          $ 73.5         $ 41.0    $ 593.3
                                    ======      ======       ====       ======          ======         ======    =======

    The following table summarizes the purchase accounting liabilities recorded in connection with the CIT acquisition ($ in millions):

                                                                                     DISTRIBUTOR &
                                                                                       SUPPLIER
                                         SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                    --------------------   ---------------------   -----------------   --------
                                    NUMBER OF              NUMBER OF
                                    EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                    ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30, 2001.....       --      $ 27.0        --        $   --          $  --          $  3.0     $ 30.0
Additions to fiscal 2001
  acquisition liabilities.........    1,143        58.5        19          20.7             --              --       79.2
Fiscal 2002 utilization...........     (674)      (44.0)       --          (0.1)            --              --      (44.1)
                                     ------      ------       ---        ------          -----          ------     ------
Balance at March 31, 2002.........      469      $ 41.5        19        $ 20.6          $  --          $  3.0     $ 65.1
                                     ======      ======       ===        ======          =====          ======     ======

    During the six months of fiscal 2002, we recorded additions to purchase accounting liabilities as we continue to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Tyco Capital and SecurityLink, among others. These changes in estimates resulted in additional purchase accounting liabilities of $355.7 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 5,257 positions in the United States, 1,831 positions in Europe, 500 positions in the Asia-Pacific region, 184 positions in Latin America, and 299 positions in Canada, consisting of administrative, manufacturing, technical, and sales and marketing personnel. Additional facilities designated for closure include 153 facilities in the United States, 181 facilities in Europe, 38 facilities in the Asia-Pacific region, 4 facilities in Latin America, and 13 facilities in Canada, consisting primarily of sales and administrative offices and manufacturing plants.

    During the six months ended March 31, 2002, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $28.5 million primarily because actual costs were less than originally estimated since the Company severed fewer employees and closed fewer

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount. As a result of the reduction in headcount by 279 and facilities by 92, we reduced our original estimates.

    Also during the six months ended March 31, 2002, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2001 acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to fiscal 2001 acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2000 and prior years purchase acquisitions ($ in millions):

                                                                                     DISTRIBUTOR &
                                                                                       SUPPLIER
                                         SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                    --------------------   ---------------------   -----------------   --------
                                    NUMBER OF              NUMBER OF
                                    EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                    ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30, 2001.....    1,886      $ 48.5        69        $ 48.8          $ 7.6          $ 35.9     $140.8
Fiscal 2002 utilization...........     (667)      (11.8)      (20)         (5.3)            --            (7.5)     (24.6)
Reclassifications.................       --         2.2        --          (1.0)            --            (2.6)      (1.4)
Reduction of estimates of all
  prior years acquisition
  liabilities.....................     (591)       (9.3)      (17)         (9.5)            --              --      (18.8)
                                     ------      ------       ---        ------          -----          ------     ------
Balance at March 31, 2002.........      628      $ 29.6        32        $ 33.0          $ 7.6          $ 25.8     $ 96.0
                                     ======      ======       ===        ======          =====          ======     ======

    During the six months ended March 31, 2002, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2000 acquisitions by $18.8 million primarily because actual costs were less than originally estimated since the Company severed fewer employees and closed fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount. As a result of the reduction in headcount by 591 and facilities by 17, we reduced our original estimates.

    Also during the six months ended March 31, 2002, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2000 acquisitions out of purchase accounting liabilities and into the appropriate asset or liability account. In addition, we reclassified certain amounts in the preceding table related to fiscal 2000 acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

    Tyco has not yet finalized its business integration plans for recent acquisitions and, accordingly, purchase accounting liabilities are subject to revision in future quarters. There are approximately 75 acquisitions, with estimated purchase accounting liabilities additions aggregating approximately $180 million, for which business integration plans have not been finalized. Individually, other than Sensormatic, Paragon, Microser S.L., DAAG, CII, Protector Technologies and SecurityLink, none of these acquisitions are expected to have increases in purchase accounting liabilities in excess of

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

$5 million as of March 31, 2002. With regards to Sensormatic, Paragon, Microser S.L., DAAG, CII, Protector Technologies and SecurityLink, approximately
$55 million, $30 million, $15 million, $13 million, $6 million, $6 million, and $5 million, respectively, of additional purchase accounting liabilities will be recorded for additional severance, facility closures and other costs related to the finalization of the integration plans. As part of the finalization of business plans, the Company has engaged third-party valuation firms to independently appraise the fair value of certain assets acquired. Tyco is still in the process of obtaining independent valuations in order to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At March 31, 2002, holdback/earn-out liabilities of $270.7 million remained on the Consolidated Balance Sheet, of which $136.6 million are included in accrued expenses and other current liabilities and $134.1 million are included in other long-term liabilities. In addition, a total of $880.3 million of purchase accounting reserves remained on the Consolidated Balance Sheet, of which $600.3 million are included in accrued expenses and other current liabilities and $280.0 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2002 acquisitions and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions and amalgamation had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma data presented for the six months ended March 31, 2002 has been restated to reflect the restatement items described in Note 1. The pro forma data for the six months ended March 31, 2001

                            TYCO INTERNATIONAL LTD.

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

has been restated to reflect the effect of businesses acquired during fiscal 2001. This restatement has no effect on the historical consolidated financial statements of the Company.

                                                    FOR THE SIX MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------
                                                    2002(1)                    2001(2)
                                            ------------------------   ------------------------
                                              AMOUNT                     AMOUNT
                                            PREVIOUSLY                 PREVIOUSLY
                                             REPORTED    AS RESTATED    REPORTED    AS RESTATED
(IN MILLIONS, EXCEPT PER SHARE DATA)        ----------   -----------   ----------   -----------
Total revenues and other income...........  $20,389.3     $20,280.7    $18,725.8     $19,799.2
(Loss) income before extraordinary items
  and cumulative effect of accounting
  changes.................................   (4,989.1)     (5,197.8)     2,143.1       2,206.0
Net (loss) income.........................   (4,992.6)     (5,201.3)     1,449.4       1,512.3
Basic (loss) earnings per common share:
  (Loss) income before extraordinary items
    and cumulative effect of accounting
    changes...............................      (2.46)        (2.60)        1.19          1.22
  Net (loss) income.......................      (2.46)        (2.60)        0.80          0.83
Diluted (loss) earnings per common share:
  (Loss) income before extraordinary items
    and cumulative effect of accounting
    changes...............................      (2.46)        (2.60)        1.17          1.20
  Net (loss) income.......................      (2.46)        (2.60)        0.79          0.82

------------------------------

(1) Includes a net loss on investments of $141.0 million; impairment charges and restructuring and other unusual charges of $7,640.2 million (including a $4,512.7 million estimated goodwill impairment charge); charges related to prior years of $261.6 million (see Note 1); and extraordinary items of $3.5 million.

(2) Includes a net gain on sale of businesses and investments of $406.5 million; impairment, restructuring and other unusual charges totaling $246.1 million; extraordinary items of $10.3 million; and cumulative effect of accounting changes of $683.4 million. Excludes charge of $184.3 million for the write-off of purchased in process research and development associated with the acquisition of Mallinckrodt discussed in
    Note 7.

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

    In October 2000, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses and investments of $406.5 million, consisting of $410.4 million net gain principally related to the sale of ADT Automotive, partially offset by a loss of $3.9 related to the write-down of an investment. The gain is net of direct and incremental costs of the transaction, including $60.7 million of special, non-recurring bonuses paid to key employees.

                            TYCO INTERNATIONAL LTD.

3.  DEBT

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2002           2001
                                                              ----------   --------------
  Short-term debt is as follows ($ in millions):

TYCO INDUSTRIAL
Commercial paper--U.S.......................................  $    13.4       $      --
Fixed-rate senior notes.....................................    1,021.9         1,347.2
Variable-rate unsecured bank credit facilities..............    5,355.0              --
Note payable to Tyco Capital................................         --           200.0
Other.......................................................      280.3           475.8
                                                              ---------       ---------
                                                                6,670.6         2,023.0

TYCO CAPITAL(1)
Commercial paper
  U.S.......................................................      636.4         8,515.1
  Non-U.S...................................................       73.5           354.1
Variable-rate unsecured bank credit facilities..............    4,033.4              --
Variable-rate senior notes..................................    5,837.0         5,725.0
Fixed-rate senior notes.....................................    3,203.3         2,356.4
Fixed-rate subordinated notes...............................         --           100.0
                                                              ---------       ---------
                                                               13,783.6        17,050.6
Eliminations................................................         --          (200.0)
                                                              ---------       ---------
CONSOLIDATED LOANS PAYABLE AND CURRENT MATURITIES OF
  LONG-TERM DEBT............................................  $20,454.2       $18,873.6
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

                            TYCO INTERNATIONAL LTD.

3.  DEBT (CONTINUED)

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

4.  (LOSS) EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted (loss) earnings per common share are as follows (in millions, except per share data):

                                                   FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                 MARCH 31, 2002 (RESTATED)               MARCH 31, 2001
                                              --------------------------------   -------------------------------
                                               (LOSS)                PER SHARE                         PER SHARE
                                               INCOME      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items...................................  $(6,377.3)  1,991.5     $(3.20)    $1,110.4   1,748.9      $0.63
  Stock options.............................         --        --                      --      21.7
  Exchange of convertible debt due 2010.....         --        --                     0.3       3.3
                                              ---------   -------                --------   -------
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary items,
    giving effect to dilutive adjustments...  $(6,377.3)  1,991.5     $(3.20)    $1,110.7   1,773.9      $0.63
                                              =========   =======                ========   =======

                                                  FOR THE SIX MONTHS                FOR THE SIX MONTHS
                                           ENDED MARCH 31, 2002 (RESTATED)         ENDED MARCH 31, 2001
                                           --------------------------------   -------------------------------
                                            (LOSS)                PER SHARE                         PER SHARE
                                            INCOME      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                           ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items and cumulative effect of
    accounting changes...................  $(5,175.1)  1,983.1     $(2.61)    $2,111.2   1,742.0      $1.21
  Stock options..........................        --         --                      --      22.6
  Exchange of convertible debt due
    2010.................................        --         --                     0.4       3.4
                                           ---------   -------                --------   -------

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary
    items and cumulative effect of
    accounting changes, giving effect to
    dilutive adjustments.................  $(5,175.1)  1,983.1     $(2.61)    $2,111.6   1,768.0      $1.19
                                           =========   =======                ========   =======

    The computation of diluted loss per common share in the quarter and six months ended March 31, 2002 excludes the effect of the assumed exercise of stock options to purchase approximately 13.4 million and 17.7 million shares, respectively, and the assumed exchange of convertible debt due 2010 of
2.9 million and 3.0 million, respectively, because the effect would be anti-dilutive. The computation of diluted earnings per common share in the quarter and six months ended March 31, 2001 excludes the effect of the assumed exercise of options to purchase approximately 11.1 million and

                            TYCO INTERNATIONAL LTD.

4.  (LOSS) EARNINGS PER COMMON SHARE (CONTINUED)

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

6.  RESTRUCTURING AND OTHER UNUSUAL CHARGES

    The following table summarizes activity with respect to Tyco Industrial's restructuring and other unusual charges (excluding impairments of long-lived assets and goodwill which are discussed in Notes 8 and 14) for the first six months of fiscal 2002 ($ in millions):

                                            SEVERANCE              FACILITIES         INVENTORY    OTHER
                                       --------------------   ---------------------   ---------   --------
                                       NUMBER OF              NUMBER OF
                                       EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE    RESERVE     TOTAL
                                       ---------   --------   ----------   --------   ---------   --------   --------
Balance at September 30, 2001........    6,045     $ 144.8       161       $  92.0     $    --     $103.4    $ 340.2
Fiscal 2002 charges..................    7,495       149.0        27         261.3       257.1       13.4      680.8
Fiscal 2002 utilization..............   (7,683)     (140.0)      (85)        (77.7)      (25.8)     (32.0)    (275.5)
                                        ------     -------       ---       -------     -------     ------    -------
Balance at March 31, 2002............    5,857     $ 153.8       103       $ 275.6     $ 231.3     $ 84.8    $ 745.5
                                        ======     =======       ===       =======     =======     ======    =======

                            TYCO INTERNATIONAL LTD.

6.  RESTRUCTURING AND OTHER UNUSUAL CHARGES (CONTINUED)

    During the six months ended March 31, 2002, Tyco Industrial recorded restructuring and other unusual charges of $680.8 million related primarily to the closure of manufacturing plants, administrative offices, warehouses and sales offices and the write-down of inventory within the Electronics segment.

    The Electronics segment has experienced continued softness in demand in certain end markets, especially in the communications marketplace. In addition, Tyco Telecommunications (formerly TyCom) has experienced a weakness in demand for both new cable construction and capacity sales on the Tyco Global Network ("TGN"). As a result, management implemented plans within this segment during the quarter ended March 31, 2002 to reduce the number of manufacturing plants, warehouses and sales/ administrative offices, along with the related employees, to a size appropriate for the current business environment.

    Included in the facility related costs of $261.3 is $173.7 million of various contract cancellations, $69.9 million of facility closure costs and $17.7 million related to a lease commitment. The contract cancellations of $173.7 million primarily relate to raw material purchase commitments at our manufacturing facilities and the exiting of a building construction contract to build a telexchange center for the TGN. Facility closure costs of $69.9 million primarily represent lease commitments related to 24 facilities to be exited, mainly manufacturing plants and sales and administrative offices. The equipment charges of $17.7 million relate to machinery and equipment lease commitments on machinery used in the communications businesses that we expect to dispose of as a result of diminished capacity requirements.

    Included within the charges of $680.8 million are inventory write-downs of $243.3 million and unusual charges of $13.8 million, both of which have been included in cost of sales. The $243.3 million is principally made up of a $237.5 million inventory write-downs, primarily raw materials, within the Electronics segment. The inventory write-downs are due to excess inventory levels and discontinued product lines which resulted from the continued slow down in the communications market and the canceling and reconfiguring of segments of the TGN. Of the $243.3 million, $12.0 million of inventory has been scrapped as of March 31, 2002. The remaining $231.3 million of written-off inventory will be scrapped in the next three to twelve months. There were no significant sales of previously written-down or written-off inventory during the period ended March 31, 2002. The $13.8 million relates to the sale of inventory, which had been written-up under purchase accounting by the Fire and Security Services segment.

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

    At March 31, 2002, there remained a total of $745.5 million in reserves for restructuring and other unusual charges on Tyco Industrial's Balance Sheet, of which $613.3 million is included in accrued

                            TYCO INTERNATIONAL LTD.

6. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CONTINUED) expenses and other current liabilities and $132.2 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within one year, except for certain long-term contractual obligations.

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

7.  WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with Tyco's acquisition of Mallinckrodt Inc. during the quarter ended December 31, 2000, the Company wrote-off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $184.3 million. Management determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This amount was written off during the quarter ended December 31, 2000 because the IPR&D was considered not technologically feasible as of the acquisition date.

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

    During the six months ended March 31, 2002, the Electronics segment recorded a charge of $2,351.7 million primarily related to the impairment of the TGN ($2,181.4 million), and property, plant and equipment ($170.3 million) related to the closure of facilities as discussed in Note 6. The fiberoptic capacity available in the market continues to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. Further, based on available industry outlook information published in February 2002, prices are expected to decline at a greater rate than previously projected.

    The Company has assessed the carrying value of the TGN using an analysis that employs significant estimates as to current and future market pricing, demand and network completion costs and is highly sensitive to changes in those estimates. Based upon management's estimates as of March 31, 2002, the Company has concluded that the value of its fiberoptic network, which is carried at cost, was impaired and consequently recorded an impairment charge. The amount of the impairment was based upon the difference between the carrying value of each asset group and the estimated fair value of those assets groups as of March 31, 2002. The estimated fair value of each asset group was determined using an income (discounted cash flow) approach. The cash flows forecasts were prepared using the fifteen year estimated weighted average useful life of each of the TGN asset groups. Probability factors were applied to various scenarios weighing the likelihood of each possible outcome. Then, each cash flow forecast was discounted using a weighted average cost of capital of 15% similar to that used for SFAS 142 purposes, which was prepared by an independent appraiser as part of services rendered in evaluating the Company's enterprise value. Based upon these analyses, the sum of the expected future

                            TYCO INTERNATIONAL LTD.

8.  IMPAIRMENTS (CONTINUED)
discounted cash flows was subtracted from the carrying values of the asset groups resulting in an impairment loss for the TGN. The entire TGN placed in service was written-off and a portion of construction in progress of the TGN was written-off. Accordingly, $705.7 million remained on the Consolidated Balance Sheet at March 31, 2002, as compared to $2,342.4 million at September 30, 2001.

    Also during the quarter ended March 31, 2002, the Company recognized a $141.0 million loss, primarily related to its investment in FLAG Telecom Holdings Ltd. ("FLAG"), when it became evident that the declines in fair value of FLAG and other investments were other than temporary.

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

9.  COMPREHENSIVE (LOSS) INCOME

    Total comprehensive (loss) income and its components are as follows ($ in millions):

                                      FOR THE QUARTERS           FOR THE SIX MONTHS
                                       ENDED MARCH 31,             ENDED MARCH 31,
                                    ---------------------       ---------------------
                                       2002        2001            2002        2001
                                    ----------   --------       ----------   --------
                                    (RESTATED)                  (RESTATED)
Net (loss) income.................  $(6,378.0)   $1,100.1       $(5,178.6)   $1,417.5
  Unrealized gain (loss) on
    securities, net of tax........       88.1      (517.3)(1)       142.5      (988.3)(1)
  Changes in fair values of
    derivatives qualifying as cash
    flow hedges...................       20.9        (1.3)           32.4        (0.9)
  Foreign currency translation
    adjustment....................     (195.9)     (353.3)         (461.6)     (296.4)
                                    ---------    --------       ---------    --------
Total comprehensive (loss)
  income..........................  $(6,464.9)   $  228.2       $(5,465.3)   $  131.9
                                    =========    ========       =========    ========

------------------------------

(1)  Primarily related to Tyco's investment in 360networks Inc.

10.  CONSOLIDATED SEGMENT DATA

   During the first quarter of fiscal 2002, the Company changed its internal reporting structure (due to the repurchase of the remaining shares of TyCom not already owned by Tyco) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. Selected information for the Company's three industrial segments and the Tyco Capital segment is presented in the following table. The segment profit measure for Tyco Industrial's businesses is operating profit (earnings before interest, corporate expenses,

                            TYCO INTERNATIONAL LTD.

10.  CONSOLIDATED SEGMENT DATA (CONTINUED)
goodwill amortization and income taxes). The segment profit measure for Tyco Capital is earnings before income taxes.

                                                 FOR THE QUARTERS                FOR THE SIX MONTHS
                                                 ENDED MARCH 31,                   ENDED MARCH 31,
                                            --------------------------       ---------------------------
                                             2002(19)           2001          2002(19)           2001
                                            ----------        --------       ----------        ---------
($ IN MILLIONS)                             (RESTATED)                       (RESTATED)
REVENUES AND OTHER INCOME:
  Tyco Industrial
    Electronics...........................  $ 2,834.7         $4,159.9       $ 5,966.3         $ 8,025.8
    Fire and Security Services............    3,329.9          2,430.0         6,567.6           4,597.4
    Healthcare and Specialty Products.....    2,446.8          2,219.9         4,656.2           4,215.6
  Tyco Capital segment....................    1,338.7               --         2,781.8                --
  Eliminations............................       (5.0)              --            (9.6)               --
                                            ---------         --------       ---------         ---------
Total revenues from external customers....    9,945.1          8,809.8        19,962.3          16,838.8
  Corporate items.........................     (141.0)(1)         (3.9)(2)      (180.6)(3)         406.5(4)
                                            ---------         --------       ---------         ---------
CONSOLIDATED REVENUES AND OTHER INCOME....  $ 9,804.1         $8,805.9       $19,781.7         $17,245.3
                                            =========         ========       =========         =========
SEGMENT (LOSS) PROFIT:
  Tyco Industrial segments
    Electronics...........................  $   419.6(5)      $1,002.3(10)   $   990.2(5)      $ 1,944.1(10)
    Fire and Security Services............      480.4(6)         404.3(11)     1,007.1(14)         759.9(16)
    Healthcare and Specialty Products.....      505.3(7)         493.8(12)     1,068.1(7)          914.5(17)
                                            ---------         --------       ---------         ---------
      Total Tyco Industrial operating
        (loss) profit.....................    1,405.3          1,900.4         3,065.4           3,618.5
  Tyco Capital segment loss before income
    taxes.................................      342.3(8)            --           722.4(8)             --
                                            ---------         --------       ---------         ---------
      Total segment (loss) profit.........    1,747.6          1,900.4         3,787.8           3,618.5
  Corporate expenses, net.................      (52.5)(9)        (41.5)(13)      (97.6)(15)       (108.7)(18)
  Goodwill amortization...................         --           (128.3)             --            (248.4)
  Net restructuring and other unusual
    charges...............................   (7,755.5)           (15.2)       (7,781.2)            160.4
  Charges related to prior years (see
    Note 1)...............................         --               --          (261.6)               --
  Tyco Industrial interest expense, net...     (221.9)          (227.3)         (410.0)           (395.4)
  Consolidated provision for income
    taxes.................................      (90.7)          (366.0)         (407.4)           (891.0)
  Consolidated minority interest..........       (4.3)           (11.7)           (5.1)            (24.2)
                                            ---------         --------       ---------         ---------
CONSOLIDATED (LOSS) INCOME BEFORE
  EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES............  $(6,377.3)        $1,110.4       $(5,175.1)        $ 2,111.2
                                            =========         ========       =========         =========

------------------------------

  (1) Represents a loss on the write-off of an investment in FLAG and other equity investments totaling $141.0 million.

  (2) Represents a loss on the write-off of an investment of $3.9 million.

  (3) Represents a loss on the write-off of an investment in FLAG and other equity investments totaling $141.0 million and a loss on the sale of common shares of a subsidiary of $39.6 million.

  (4) Represents a net gain on the sale of businesses of $410.4 million, primarily related to ADT Automotive, and a loss on the write-off of an investment of $3.9 million.

                            TYCO INTERNATIONAL LTD.

10.  CONSOLIDATED SEGMENT DATA (CONTINUED)
  (5) Excludes charges for the impairment of property, plant and equipment of $2,351.7 million primarily related to the write-down of the TGN and the closure of certain facilities. Also excludes restructuring charges of $615.0 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

  (6) Excludes restructuring and other unusual charges of $17.6 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and an unusual charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

  (7) Excludes a charge of $8.7 million related to the write-off of legal fees and other deal costs associated with acquisitions that were not completed.

  (8) Excludes a charge of $95.0 million, which is included in provision for credit loss, related to economic reforms instituted by the Argentine government that converted Tyco Capital's dollar-denominated receivables into peso-denominated receivables. Also excludes a $4,512.7 million estimated goodwill impairment charge.

  (9) Excludes a loss on the write-off of an investment in FLAG and other equity investments totalling $141.0 million.

 (10) Excludes restructuring and other unusual charges of $119.7 million, of which $28.2 million is included in cost of revenue, primarily related to severance associated with the closure of facilities, and a charge of $14.0 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue. Also excludes charges for the impairment of property, plant and equipment of $14.2 million associated with the closure of these facilities.

 (11) Excludes restructuring charges of $20.5 million primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices in the valves and controls business. Also excludes charges for the impairment of property, plant and equipment of $1.3 million primarily associated with the closure of these facilities.

 (12) Excludes restructuring and other unusual charges of $6.2 million, of which $4.2 million is included in cost of revenue, primarily related to the closure of a manufacturing plant. Also excludes charges for the impairment of property, plant and equipment of $2.2 million primarily associated with the closure of this plant.

 (13) Excludes a credit of $166.8 million related to the settlement of litigation and a loss on the write-off of an investment of $3.9 million.

 (14) Excludes restructuring and other unusual charges of $43.3 million, of which $5.8 million is included in cost of revenue, primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and the write-down of inventory. Also excludes a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

 (15) Excludes a loss on the write-off of an investment in FLAG and other equity investments totalling $141.0, a loss on the sale of common shares of a subsidiary of $39.6 million and charges related to prior years of $261.6 million (see Note 1).

 (16) Excludes restructuring and other unusual charges of $32.4 million primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices in the valves and controls business and an environmental remediation project. Also excludes charges for the impairment of property, plant and equipment of $1.3 million primarily associated with the closure of these facilities.

 (17) Excludes the write-off of purchased in-process research and development of $184.3 million, a charge of $25.0 million related to the write-up of inventory under purchase accounting, and restructuring and other unusual charges of $9.0 million, of which $4.2 million is included in cost of revenue, related to the closure of manufacturing plants. Also excludes charges of $9.6 million primarily related to the impairment of property, plant and equipment associated with the closure of these plants.

 (18) Excludes a net gain on the sale of businesses of $410.4 million primarily related to ADT Automotive, an unusual credit of $166.8 million related to the settlement of litigation, a loss on the write-off of an investment of $3.9 million and an unusual charge of $3.4 million related to severance.

 (19) As described in Note 1, certain adjustments have been made to previously reported amounts for the quarter and six months ended March 30, 2002. The resulting impact to the segments for the quarter ended March 30, 2002 is as follows: a decrease in Fire and Security Services revenue of $50.1 million; a decrease in profit of $4.0 million for Electronics, an increase in

                            TYCO INTERNATIONAL LTD.

10.  CONSOLIDATED SEGMENT DATA (CONTINUED)
     profit of $0.2 million for Healthcare and Specialty Products, a decrease in profit of $47.2 million for Fire and Security Services, and an increase in corporate expenses of $0.2 million.

     The resulting impact to the segments for the six months ended March 30, 2002 is as follows: a decrease in Fire and Security Services revenue of $101.0 million; a decrease in profit of $54.7 million for Electronics, an increase in profit of $5.5 million for Healthcare and Specialty Products, a decrease in profit of $86.6 million for Fire and Security Services, and a decrease in corporate expenses of $20.8 million.

11.  SUPPLEMENTARY BALANCE SHEET INFORMATION

   Tyco Industrial's inventories, other assets, deferred income tax asset, accrued expenses and other current liabilities, other long-term liabilities, and deferred income tax liability are as follows ($ in millions):

                                                        MARCH 31,    SEPTEMBER 30,
                                                           2002           2001
                                                        ----------   --------------
                                                        (RESTATED)
Purchased materials and manufactured parts............   $1,397.7       $1,552.0
Work in process.......................................    1,056.9        1,110.2
Finished goods........................................    2,817.7        2,439.1
                                                         --------       --------
    Inventories.......................................   $5,272.3       $5,101.3
                                                         ========       ========

Contracts in process..................................   $  393.5       $  580.1
Prepaid expenses and other current assets.............    1,013.3          952.2
Long-term investments.................................      558.9          597.9
Other non-current assets..............................    1,822.9        1,486.5
                                                         --------       --------
    Other assets......................................   $3,788.6       $3,616.7
                                                         ========       ========

Current portion of deferred income taxes..............   $  390.1       $  980.2
Non-current portion of deferred income taxes..........    2,309.9        1,440.4
                                                         --------       --------
    Deferred income tax asset.........................   $2,700.0       $2,420.6
                                                         ========       ========

Contracts in process--billings in excess of costs.....   $  630.1       $  935.0
Accrued expenses......................................    5,051.1        5,110.5
Deferred revenue--current portion.....................      738.2          973.5
                                                         --------       --------
    Accrued expenses and other current liabilities....   $6,419.4       $7,019.0
                                                         ========       ========

Deferred revenue--non-current portion.................   $1,152.5       $1,115.0
Other.................................................    2,658.9        1,966.9
                                                         --------       --------
    Other long-term liabilities.......................   $3,811.4       $3,081.9
                                                         ========       ========

Current portion of deferred income taxes..............   $   84.4       $   71.3
Non-current portion of deferred income taxes..........    1,552.0        1,655.0
                                                         --------       --------
    Deferred income tax liability.....................   $1,636.4       $1,726.3
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

    During the six months ended March 31, 2002, the Company recognized
$139.6 million of revenue that had previously been included in the SAB 101 cumulative effect adjustment recorded as of October 1, 2000. The impact of SAB 101 on total revenues in the first six months of fiscal 2001 was a net decrease in revenues of $79.9 million, reflecting the deferral of $257.3 million of revenues, partially offset by the recognition of $177.4 million of revenue that was included in SAB 101 deferred revenue as of September 30, 2001.

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

    During the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,181.4 million related to the impairment of the TGN, as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the impairment charge, see
Note 8. Since the TGN represents a significant asset group within the Telecommunications reporting unit, an updated valuation was completed as of March 31, 2002 for Tyco Telecommunications. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Telecommunications reporting unit's goodwill at that date. Additional impairments in value of the TGN or other significant asset groups within this reporting unit, among other factors, could result in a charge for goodwill in future periods.

                            TYCO INTERNATIONAL LTD.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit rating, and a significant decline in its market capitalization. During this same time period, our subsidiary, CIT, also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations of its CIT subsidiary, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an increase in its credit ratings, and regain access to the unsecured credit markets, the Company initially concluded that CIT had an excess of fair market value over net book value of approximately $1.5 billion. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

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

    Accordingly, management's objective in performing the SFAS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied this market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. The Company's Consolidated Financial Statements for the quarter ended March 31, 2002 reflect an impairment for the decline in the estimated fair value of CIT resulting in an estimated $4.5 billion impairment charge as of March 31, 2002.

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

                            TYCO INTERNATIONAL LTD.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    Following is a reconciliation of previously reported financial information to pro forma amounts excluding goodwill amortization for the quarter and six months ended March 31, 2001 ($ in millions, except per share data):

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
                                             ========                           ========

    The changes in the carrying amount of goodwill for the six months ended March 31, 2002, as restated, are as follows ($ in millions):

                                                    HEALTHCARE AND   FIRE AND
                                                      SPECIALTY      SECURITY
                                      ELECTRONICS      PRODUCTS      SERVICES    TYCO CAPITAL     TOTAL
                                      -----------   --------------   ---------   ------------   ---------
Balance as of September 30, 2001....   $8,649.0        $6,584.0      $ 7,988.3     $6,569.5     $29,790.8
Reclassification of intangible
  assets............................         --            42.7             --        (22.0)         20.7
                                       --------        --------      ---------     --------     ---------
Balance as of September 30, 2001
  after reclassification............    8,649.0         6,626.7        7,988.3      6,547.5      29,811.5
Goodwill related to acquisitions....    1,223.4           834.5        2,702.2        348.6       5,108.7
Goodwill impairment.................         --              --             --     (4,512.7)     (4,512.7)
Impact of charges related to prior
  years, net of tax (see Note 1)....       (9.9)           (7.7)          (4.3)        (5.4)        (27.3)
Currency translation adjustments....      (45.7)           (9.9)        (136.8)          --        (192.4)
                                       --------        --------      ---------     --------     ---------
Balance as of March 31, 2002........   $9,816.8        $7,443.6      $10,549.4     $2,378.0     $30,187.8
                                       ========        ========      =========     ========     =========

                            TYCO INTERNATIONAL LTD.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    All of the Company's intangible assets (other than goodwill) are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                       AT MARCH 31, 2002                      AT SEPTEMBER 30, 2001
                             --------------------------------------   --------------------------------------
                                                         WEIGHTED                                 WEIGHTED
                              GROSS                      AVERAGE       GROSS                      AVERAGE
                             CARRYING   ACCUMULATED    AMORTIZATION   CARRYING   ACCUMULATED    AMORTIZATION
                              AMOUNT    AMORTIZATION      PERIOD       AMOUNT    AMORTIZATION      PERIOD
                             --------   ------------   ------------   --------   ------------   ------------
Contracts and related
  customer relationships...  $3,602.1     $  666.0       10 years     $2,978.8      $514.6        10 years
Intellectual property......   3,051.4        349.3       23 years      2,991.6       297.9        23 years
Other......................     396.5         64.0       20 years        393.1        52.1        19 years
                             --------     --------                    --------      ------
  Total....................  $7,050.0     $1,079.3       16 years     $6,363.5      $864.6        17 years
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

    Intangible asset amortization expense for the quarters ended March 31, 2002 and 2001 was $134.8 million and $85.8 million, respectively. Intangible asset amortization expense for the six months ended March 31, 2002 and 2001 was $255.9 million and $156.0 million, respectively.

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

    The consolidating financial information for the quarter and six months ended March 31, 2002 has been restated to reflect the restatement items described in
Note 1. In addition, the consolidating financial information as of March 31, 2002 and September 30, 2001 and for the quarters and six months ended March 31, 2002 and 2001 have been restated to revise the application of the equity method of accounting by Tyco and TIG to their investments in subsidiaries. The adjustments to revise the application of the equity method of accounting have no effect on the consolidated financial statements of the Company. Following each consolidating balance sheet and statement of operations presented below are the previously reported amounts for selected line items in the consolidating financial information.

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                           MARCH 31, 2002 (RESTATED)

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                   LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents....................    $    36.3       $ 1,411.9      $  4,845.5     $        --    $  6,293.7
Receivables, net.............................          1.3              --         6,727.9              --       6,729.2
Inventories..................................           --              --         5,272.3              --       5,272.3
Finance receivables, net.....................           --              --        25,742.8              --      25,742.8
Intercompany receivables.....................        328.7            10.7         5,141.6        (5,481.0)           --
Construction in progress--Tyco Global
  Network....................................           --              --           705.7              --         705.7
Property, plant and equipment (including
  equipment leased to others), net...........          6.2             0.7        17,045.2              --      17,052.1
Goodwill and other intangible assets, net....           --             0.7        36,157.8              --      36,158.5
Investment in subsidiaries...................     45,006.2        32,399.8              --       (77,406.0)           --
Intercompany loans receivable................        218.3        22,219.4         9,315.0       (31,752.7)           --
Other assets.................................         77.4            68.6        12,960.6              --      13,106.6
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS.............................    $45,674.4       $56,111.8      $123,914.4     $(114,639.7)   $111,060.9
                                                 =========       =========      ==========     ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of
  long-term debt.............................    $      --       $ 6,390.3      $ 14,063.9     $        --    $ 20,454.2
Accounts payable.............................          0.4             1.2         3,717.4              --       3,719.0
Accrued expenses and other current
  liabilities................................         30.7           207.3         9,189.8              --       9,427.8
Intercompany payables........................      4,089.4         1,052.2           339.4        (5,481.0)           --
Long-term debt...............................      3,515.6        16,011.8        21,130.0              --      40,657.4
Intercompany loans payable...................      9,315.0              --        22,437.7       (31,752.7)           --
Other liabilities............................           --            20.8         7,743.5              --       7,764.3
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES........................     16,951.1        23,683.6        78,621.7       (37,233.7)     82,022.7
                                                 ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred
  securities.................................           --              --           258.6              --         258.6
Minority interest............................           --              --            56.3              --          56.3
Shareholders' Equity:
  Subsidiary preference shares...............           --              --         4,680.0        (4,680.0)           --
  Common shares..............................        404.6              --            (5.0)             --         399.6
  Other shareholders' equity.................     28,318.7        32,428.2        40,302.8       (72,726.0)     28,323.7
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY...............     28,723.3        32,428.2        44,977.8       (77,406.0)     28,723.3
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY.................................    $45,674.4       $56,111.8      $123,914.4     $(114,639.7)   $111,060.9
                                                 =========       =========      ==========     ===========    ==========
AS PREVIOUSLY REPORTED:
  Investment in subsidiaries.................    $51,616.2       $20,236.3      $       --     $ (71,852.5)   $       --
  Total Assets...............................     52,284.4        43,948.3       124,939.1      (110,323.0)    110,848.8
  Total Shareholders' Equity.................     35,333.3        20,264.7        46,911.6       (73,810.3)     28,699.3

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                         SEPTEMBER 30, 2001 (RESTATED)

                                                   TYCO            TYCO
                                               INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                   LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                                -------------   -------------   ------------   -------------   ----------
ASSETS
Cash and cash equivalents....................    $     1.4       $    37.0      $  2,548.8     $        --    $  2,587.2
Receivables, net.............................          4.2              --         7,368.3              --       7,372.5
Inventories..................................           --              --         5,101.3              --       5,101.3
Finance receivables, net.....................           --              --        31,386.5              --      31,386.5
Intercompany receivables.....................        520.5             8.3         5,035.3        (5,564.1)           --
Construction in progress-Tyco Global
  Network....................................           --              --         1,643.8              --       1,643.8
Tyco Global Network placed in
  service, net...............................           --              --           698.6              --         698.6
Property, plant and equipment (including
  equipment leased to others), net...........          6.4             0.7        16,466.8              --      16,473.9
Goodwill and other intangible assets, net....           --             0.7        35,309.7              --      35,310.4
Investment in subsidiaries...................     48,324.8        31,608.4              --       (79,933.2)           --
Intercompany loans receivable................        218.3        16,672.3         9,610.1       (26,500.7)           --
Other assets.................................         97.6            80.8        10,534.7              --      10,713.1
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL ASSETS.............................    $49,173.2       $48,408.2      $125,703.9     $(111,998.0)   $111,287.3
                                                 =========       =========      ==========     ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Loans payable and current maturities of
  long-term debt.............................    $      --       $ 1,106.5      $ 17,767.1     $        --    $ 18,873.6
Accounts payable.............................           --             0.2         4,145.7              --       4,145.9
Accrued expenses and other current
  liabilities................................         30.1           127.3        10,442.1              --      10,599.5
Intercompany payables........................      4,296.2           739.1           528.8        (5,564.1)           --
Long-term debt...............................      3,499.4        14,843.3        19,900.4              --      38,243.1
Intercompany loans payable...................      9,610.1              --        16,890.6       (26,500.7)           --
Other liabilities............................           --             5.4         7,121.0              --       7,126.4
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES........................     17,435.8        16,821.8        76,795.7       (32,064.8)     78,988.5
                                                 ---------       ---------      ----------     -----------    ----------
Mandatorily redeemable preferred
  securities.................................           --              --           260.0              --         260.0
Minority interest............................           --              --           301.4              --         301.4
Shareholders' Equity:
  Subsidiary preference shares...............           --              --         1,710.0        (1,710.0)           --
  Common shares..............................        390.5              --            (3.4)             --         387.1
  Other shareholders' equity.................     31,346.9        31,586.4        46,640.2       (78,223.2)     31,350.3
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL SHAREHOLDERS' EQUITY...............     31,737.4        31,586.4        48,346.8       (79,933.2)     31,737.4
                                                 ---------       ---------      ----------     -----------    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY.................................    $49,173.2       $48,408.2      $125,703.9     $(111,998.0)   $111,287.3
                                                 =========       =========      ==========     ===========    ==========
AS PREVIOUSLY REPORTED:
  Investment in subsidiaries.................    $55,841.9       $18,792.4      $       --     $ (74,634.3)   $       --
  Total Assets...............................     56,690.3        35,592.2       126,469.7      (107,464.9)    111,287.3
  Total Shareholders' Equity.................     39,254.5        18,770.4        49,772.4       (76,059.9)     31,737.4

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                    QUARTER ENDED MARCH 31, 2002 (RESTATED)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER (LOSS) INCOME:
Net revenue.............................    $      --        $    --        $ 8,611.4       $     --     $ 8,611.4
Equity in net (loss) income of
  unconsolidated subsidiaries...........     (6,234.4)         548.3               --        5,686.1            --
Finance income..........................           --             --          1,106.7             --       1,106.7
Other income............................           --             --            227.0             --         227.0
Non-operating loss on investments.......         (1.2)            --           (139.8)            --        (141.0)
                                            ---------        -------        ---------       --------     ---------
  Total revenues and other (loss)
    income..............................     (6,235.6)         548.3          9,805.3        5,686.1       9,804.1
COSTS AND EXPENSES:
Cost of revenue.........................           --             --          5,630.0             --       5,630.0
Selling, general, administrative and
  other costs and expenses..............          7.3           (1.7)         2,413.7             --       2,419.3
Interest and other financial charges,
  net...................................         19.7          213.3            340.9             --         573.9
Provision for credit losses.............           --             --            195.0             --         195.0
Restructuring and other unusual
  charges...............................           --             --            403.8             --         403.8
Charges for the impairment of long-lived
  assets................................           --             --          2,351.7             --       2,351.7
Goodwill impairment.....................           --             --          4,512.7             --       4,512.7
Intercompany interest and fees..........        115.4         (211.7)            96.3             --            --
                                            ---------        -------        ---------       --------     ---------
  Total costs and expenses..............        142.4           (0.1)        15,944.1             --      16,086.4
(LOSS) INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEMS.................................     (6,378.0)         548.4         (6,138.8)       5,686.1      (6,282.3)
Income taxes............................           --             --            (90.7)            --         (90.7)
Minority interest.......................           --             --             (4.3)            --          (4.3)
                                            ---------        -------        ---------       --------     ---------
(Loss) income before extraordinary
  items.................................     (6,378.0)         548.4         (6,233.8)       5,686.1      (6,377.3)
Extraordinary items, net of tax.........           --             --             (0.7)            --          (0.7)
                                            ---------        -------        ---------       --------     ---------
NET (LOSS) INCOME.......................    $(6,378.0)       $ 548.4        $(6,234.5)      $5,686.1     $(6,378.0)
                                            =========        =======        =========       ========     =========
AS PREVIOUSLY REPORTED:
  Equity in net (loss) income of
    unconsolidated subsidiaries.........    $(6,249.0)       $ 547.8        $      --       $5,701.2     $      --
  (Loss) income before extraordinary
    items...............................     (6,392.6)         547.9         (6,248.4)       5,675.7      (6,417.4)
  Net (loss) income.....................     (6,392.6)         547.9         (6,249.1)       5,675.7      (6,418.1)

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                    QUARTER ENDED MARCH 31, 2001 (RESTATED)

                                               TYCO            TYCO
                                           INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                               LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
($ IN MILLIONS)                            -------------   -------------   ------------   -------------   --------
REVENUES AND OTHER INCOME (LOSS):
Net revenue..............................     $     --        $    --        $8,809.8       $      --     $8,809.8
Equity in net income of unconsolidated
  subsidiaries...........................      1,125.8          635.8              --        (1,761.6)          --
Non-operating loss on investments........           --             --            (3.9)             --         (3.9)
                                              --------        -------        --------       ---------     --------
Total revenues and other income..........      1,125.8          635.8         8,805.9        (1,761.6)     8,805.9
COSTS AND EXPENSES:
Cost of revenue..........................           --             --         5,514.5              --      5,514.5
Selling, general, administrative and
  other costs and expenses...............          5.5            7.2         1,598.4              --      1,611.1
Interest and other financial charges,
  net....................................         12.9          188.8            25.6              --        227.3
Restructuring and other unusual credits,
  net....................................           --             --           (52.8)             --        (52.8)
Charges for the impairment of long-lived
  assets.................................           --             --            17.7              --         17.7
Intercompany interest and fees...........          7.3         (202.1)          194.8              --           --
                                              --------        -------        --------       ---------     --------
  Total costs and expenses...............         25.7           (6.1)        7,298.2              --      7,317.8
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS.......      1,100.1          641.9         1,507.7        (1,761.6)     1,488.1
Income taxes.............................           --             --          (366.0)             --       (366.0)
Minority interest........................           --             --           (11.7)             --        (11.7)
                                              --------        -------        --------       ---------     --------
Income before extraordinary items........      1,100.1          641.9         1,130.0        (1,761.6)     1,110.4
Extraordinary items, net of tax..........           --             --           (10.3)             --        (10.3)
                                              --------        -------        --------       ---------     --------
NET INCOME...............................     $1,100.1        $ 641.9        $1,119.7       $(1,761.6)    $1,100.1
                                              ========        =======        ========       =========     ========
AS PREVIOUSLY REPORTED:
  Equity in net income of unconsolidated
    subsidiaries.........................     $1,218.0        $ 635.8        $     --       $(1,853.8)    $     --
  Income before extraordinary items......      1,192.3          641.9         1,222.2        (1,946.0)     1,110.4
  Net income.............................      1,192.3          641.9         1,211.9        (1,946.0)     1,100.1

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED MARCH 31, 2002 (RESTATED)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER (LOSS) INCOME:
Net revenue.............................    $      --        $     --       $17,190.1      $      --     $17,190.1
Equity in net (loss) income of
  unconsolidated subsidiaries...........     (4,865.1)        1,282.8              --        3,582.3            --
Finance income..........................           --              --         2,304.7             --       2,304.7
Other income............................           --              --           467.5             --         467.5
Non-operating loss on investments.......         (1.2)             --          (139.8)            --        (141.0)
Non-operating net loss on sale of common
  shares of a subsidiary................           --              --           (39.6)            --         (39.6)
                                            ---------        --------       ---------      ---------     ---------
  Total revenues and other (loss)
    income..............................     (4,866.3)        1,282.8        19,782.9        3,582.3      19,781.7
COSTS AND EXPENSES:
Cost of revenue.........................           --              --        10,864.4             --      10,864.4
Selling, general, administrative and
  other costs and expenses..............         13.3            (1.5)        4,937.1             --       4,948.9
Interest and other financial charges,
  net...................................         39.3           399.8           695.9             --       1,135.0
Provision for credit losses.............           --              --           307.9             --         307.9
Restructuring and other unusual
  charges...............................           --              --           423.7             --         423.7
Charges for the impairment of long-lived
  assets................................           --              --         2,351.7             --       2,351.7
Goodwill impairment.....................           --              --         4,512.7             --       4,512.7
Intercompany interest and fees..........        259.7          (398.5)          138.8             --            --
                                            ---------        --------       ---------      ---------     ---------
  Total costs and expenses..............        312.3            (0.2)       24,232.2             --      24,544.3
(LOSS) INCOME BEFORE INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY
  ITEMS.................................     (5,178.6)        1,283.0        (4,449.3)       3,582.3      (4,762.6)
Income taxes............................           --            (0.2)         (407.2)            --        (407.4)
Minority interest.......................           --              --            (5.1)            --          (5.1)
                                            ---------        --------       ---------      ---------     ---------
(Loss) income before extraordinary
  items.................................     (5,178.6)        1,282.8        (4,861.6)       3,582.3      (5,175.1)
Extraordinary items, net of tax.........           --              --            (3.5)            --          (3.5)
                                            ---------        --------       ---------      ---------     ---------
NET (LOSS) INCOME.......................    $(5,178.6)       $1,282.8       $(4,865.1)      $3,582.3     $(5,178.6)
                                            =========        ========       =========      =========     =========
AS PREVIOUSLY REPORTED:
  Equity in net (loss) income of
    unconsolidated subsidiaries.........    $(4,592.4)       $1,494.3       $      --      $ 3,098.1     $      --
  (Loss) income before extraordinary
    items...............................     (7,312.5)        1,494.3        (4,588.9)       5,443.5      (4,963.6)
  Net (loss) income.....................     (7,312.5)        1,494.3        (4,592.4)       5,443.5      (4,967.1)

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED MARCH 31, 2001 (RESTATED)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                           -------------   -------------   ------------   -------------   ---------
REVENUES AND OTHER INCOME:
Net revenue.............................     $     --        $     --       $16,838.8      $      --     $16,838.8
Equity in net income of unconsolidated
  subsidiaries..........................      1,430.8           891.3              --       (2,322.1)           --
Non-operating net gain on sale of
  businesses and loss on investments....           --              --           406.5             --         406.5
                                             --------        --------       ---------      ---------     ---------
  Total revenues and other income.......      1,430.8           891.3        17,245.3       (2,322.1)     17,245.3
COSTS AND EXPENSES:
Cost of revenue.........................           --              --        10,488.9             --      10,488.9
Selling, general, administrative and
  other costs and expenses..............          7.4            10.3         3,142.2             --       3,159.9
Interest and other financial charges,
  net...................................         14.1           358.2            23.1             --         395.4
Restructuring and other unusual credits,
  net...................................           --              --           (34.7)            --         (34.7)
Write-off of purchased in-process
  research and development..............           --              --           184.3             --         184.3
Charges for the impairment of long-lived
  assets................................           --              --            25.1             --          25.1
Intercompany interest and fees..........         (8.2)         (398.4)          406.6             --            --
                                             --------        --------       ---------      ---------     ---------
  Total costs and expenses..............         13.3           (29.9)       14,235.5             --      14,218.9
INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST, EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES...............................      1,417.5           921.2         3,009.8       (2,322.1)      3,026.4
Income taxes............................           --            (0.2)         (890.8)            --        (891.0)
Minority interest.......................           --              --           (24.2)            --         (24.2)
                                             --------        --------       ---------      ---------     ---------
Income before extraordinary items and
  cumulative effect of accounting
  changes...............................      1,417.5           921.0         2,094.8       (2,322.1)      2,111.2
Extraordinary items, net of tax.........           --              --           (10.3)            --         (10.3)
Cumulative effect of accounting changes,
  net of tax............................           --           (29.7)         (653.7)            --        (683.4)
                                             --------        --------       ---------      ---------     ---------
NET INCOME..............................     $1,417.5        $  891.3       $ 1,430.8      $(2,322.1)    $ 1,417.5
                                             ========        ========       =========      =========     =========
AS PREVIOUSLY REPORTED:
  Equity in net income of unconsolidated
    subsidiaries........................     $1,560.8        $  891.3       $      --      $(2,452.1)    $      --
  Income before extraordinary items and
    cumulative effect of accounting
    changes.............................      1,547.5           921.0         2,224.8       (2,582.1)      2,111.2
  Net income............................      1,547.5           891.3         1,560.8       (2,582.1)      1,417.5

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 2002 (RESTATED)

                                               TYCO            TYCO
                                           INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                               LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                            -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by
    operating activities.................     $(161.8)       $   414.4      $ 3,338.5       $      --     $ 3,591.1
                                              -------        ---------      ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Tyco Capital financing
  and leasing assets.....................          --               --        2,265.6              --       2,265.6
Purchase of property, plant and
  equipment, net.........................          --               --       (1,002.7)             --      (1,002.7)
Construction in progress-Tyco Global
  Network................................          --               --         (817.4)             --        (817.4)
Acquisition of businesses, net of cash
  acquired...............................          --               --       (2,342.7)             --      (2,342.7)
Cash paid for purchase accounting and
  holdback/earn-out liabilities..........          --               --         (376.4)             --        (376.4)
Net purchase of investments..............         1.8               --          (13.7)             --         (11.9)
Increase in intercompany loans...........          --         (5,496.7)            --         5,496.7            --
Net increase in investment in
  subsidiaries...........................       (10.0)              --             --            10.0            --
Other....................................          --               --         (178.7)             --        (178.7)
                                              -------        ---------      ---------       ---------     ---------
  Net cash used in investing
    activities...........................        (8.2)        (5,496.7)      (2,466.0)        5,506.7      (2,464.2)
                                              -------        ---------      ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt...       (10.1)         6,457.2       (3,228.2)             --       3,218.9
Proceeds from sale of common shares for
  acquisitions...........................       501.6               --         (501.6)             --            --
Proceeds from exercise of options........        58.2               --          123.1              --         181.3
Dividends paid...........................       (49.7)              --             --              --         (49.7)
Repurchase of Tyco common shares.........          --               --         (765.8)             --        (765.8)
Financing from parent....................          --               --        5,496.7        (5,496.7)           --
Repayment of intercompany note payable...      (295.1)              --          295.1              --            --
Capital contributions....................          --               --           10.0           (10.0)           --
Other....................................          --               --           (5.1)             --          (5.1)
                                              -------        ---------      ---------       ---------     ---------
  Net cash provided by financing
    activities...........................       204.9          6,457.2        1,424.2        (5,506.7)      2,579.6
                                              -------        ---------      ---------       ---------     ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS............................        34.9          1,374.9        2,296.7              --       3,706.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.................................         1.4             37.0        2,548.8              --       2,587.2
                                              -------        ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................     $  36.3        $ 1,411.9      $ 4,845.5       $      --     $ 6,293.7
                                              =======        =========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 2001 (RESTATED)

                                                  TYCO            TYCO
                                              INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                  LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
($ IN MILLIONS)                               -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
    activities..............................    $ 1,774.4       $  (392.4)      $ 1,151.3      $      --     $ 2,533.3
                                                ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.......................................         (0.1)             --          (910.5)            --        (910.6)
Construction in progress-Tyco Global
  Network...................................           --              --          (707.8)            --        (707.8)
Acquisition of businesses, net of cash
  acquired..................................           --              --        (5,271.6)            --      (5,271.6)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities............           --              --          (317.4)            --        (317.4)
Disposal of businesses, net of cash sold....           --              --           898.7             --         898.7
Net purchases of investments................          4.4              --          (132.7)            --        (128.3)
Decrease (increase) in intercompany loans...         30.2        (2,896.9)             --        2,866.7            --
(Increase) decrease in investment in
  subsidiaries..............................     (5,271.4)             --         4,785.0          486.4            --
Other.......................................           --              --          (132.1)            --        (132.1)
                                                ---------       ---------       ---------      ---------     ---------
  Net cash used in investing activities.....     (5,236.9)       (2,896.9)       (1,788.4)       3,353.1      (6,569.1)
                                                ---------       ---------       ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) debt......      3,374.9         3,287.8          (823.8)            --       5,838.9
Proceeds from exercise of options...........        160.5              --           189.0             --         349.5
Dividends paid..............................        (43.6)             --              --             --         (43.6)
Repurchase of Tyco common shares............           --              --        (1,096.9)            --      (1,096.9)
Repurchase of minority interest shares of
  subsidiary................................           --              --           (39.0)            --         (39.0)
Financing from parent.......................           --              --         2,866.7       (2,866.7)           --
Capital contributions.......................           --              --           486.4         (486.4)           --
Other.......................................           --              --           (10.2)            --         (10.2)
                                                ---------       ---------       ---------      ---------     ---------
  Net cash provided by financing
    activities..............................      3,491.8         3,287.8         1,572.2       (3,353.1)      4,998.7
                                                ---------       ---------       ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         29.3            (1.5)          935.1             --         962.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................         34.2             3.6         1,227.0             --       1,264.8
                                                ---------       ---------       ---------      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD....................................    $    63.5       $     2.1       $ 2,162.1      $      --     $ 2,227.7
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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESTATEMENT--As described in Note 1 to the Company's Consolidated Financial Statements in its Form 10-K/A for the year ended September 30, 2001, the Company is reimbursed by dealers for certain costs incurred by the Company under ADT's authorized dealer program. The Company has restated its Consolidated Financial Statements and the related disclosures for the quarter and six months ended March 31, 2002 to record as a deferred credit the amount by which dealer reimbursements exceed the actual costs incurred by the Company during these periods (resulting in decreases to net income of $26.9 million and $55.2 million, respectively). The deferred credit is being amortized on a straight-line basis over ten years. Financial statements for periods prior to fiscal 2002 have not been restated. However, we have recorded the effect of the charge related to prior years as well as certain other charges, as discussed below in "Charges Relating to Prior Years Recorded in Fiscal 2002" (resulting in an increase in other income of $39.6 million in the quarter ended March 31, 2002 and a decrease to net income of $199.7 million for the six months ended
March 31, 2002). In addition, the Company has restated its Consolidated Financial Statements and the related disclosures to reflect the elimination of certain inter-company sales and the associated margin between Tyco Infrastructure and Tyco Electronics (resulting in decreases to revenues of $50.1 million and $101.0 million and increases to net income of $27.4 million and $3.8 million for the quarter and six months ended March 31, 2002, respectively), and to adjust the amount of capitalized interest (resulting in a decrease to interest expense and a decrease to TGN impairment of $16.1 million for the quarter ended March 31, 2002). The Company has also restated its financial statement disclosures to reflect a reduction of operating income of $42.0 million in the Electronics segment, offset by a reduction of corporate operating expenses for the same amount (resulting in no change to net income) for the six months ended March 31, 2002. The Company also restated its loss on the write-off of investments due to the reduction in book value of an investment by $39.6 million in the quarter ended March 31, 2002. The restatement results in an aggregate decrease to revenues and other income of $10.5 million and $101.0 million and a decrease in net loss of $40.1 million in the quarter and an increase in net loss of $211.5 million, respectively, for the six months ended March 31, 2002.

    The impact of the restatement on the Consolidated Statements of Operations and Consolidated Balance Sheet is as follows ($ in millions, except per share data):

                                                  TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                 -------------------------------------------------------
                                                       QUARTER ENDED               SIX MONTHS ENDED
                                                       MARCH 31, 2002               MARCH 31, 2002
                                                 --------------------------   --------------------------
                                                    AMOUNT                       AMOUNT
                                                  PREVIOUSLY                   PREVIOUSLY
                                                 REPORTED(1)    AS RESTATED   REPORTED(1)    AS RESTATED
                                                 ------------   -----------   ------------   -----------
                                                        (UNAUDITED)                  (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Total revenues and other income..............    $ 9,814.6     $ 9,804.1      $19,882.7     $19,781.7
  Total costs and expenses.....................     16,130.3      16,086.4       24,353.3      24,544.3
  (Loss) income before income taxes............     (6,315.7)     (6,282.3)      (4,470.6)     (4,762.6)
  Net loss.....................................     (6,418.1)     (6,378.0)      (4,967.1)     (5,178.6)
  Diluted loss per common share................        (3.22)        (3.20)         (2.50)        (2.61)

CONSOLIDATED BALANCE SHEET:
  Goodwill, net................................    $29,979.5     $30,187.8
  Total assets.................................    110,848.8     111,060.9
  Total liabilities............................     81,834.6      82,022.7
  Accumulated earnings.........................      7,288.7       7,077.1
  Total shareholders' equity...................     28,699.3      28,723.3

------------------------------

(1) The Company previously restated its Consolidated Financial Statements and the related disclosures for the quarterly period ended March 31, 2002 to reflect an impairment of goodwill in the Tyco Capital segment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," resulting in a $4.5 billion estimated impairment charge. The effect of this restatement was to increase the originally reported net loss for the quarter ended
    March 31, 2002 from $1.9 billion to $6.4 billion and for the six months ended March 31, 2002 from $0.5 billion to $5.0 billion. Net loss per share increased from $0.96 to $3.22 and from $0.23 to $2.50 for the quarter and six months ended March 31, 2002, respectively. This restatement had no impact on previously reported revenues or net cash provided by operating activities for any periods. See Note 14, "Goodwill and Other Intangible Assets," for further information regarding the goodwill impairment.

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements, Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis are recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

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

    The fiscal years to which the charges relate are as follows ($ in millions):

                                       PRIOR TO
TYPE OF ADJUSTMENT                    FISCAL 1999   FISCAL 2000   FISCAL 2001       TOTAL
------------------                    -----------   -----------   -----------      --------
ADT dealer reimbursements...........     $33.6         $53.5        $ 98.8          $185.9
Gain on issuance of shares of
  TyCom.............................        --            --          39.6            39.6
Other adjustments...................      22.7          26.4         (13.0)           36.1
                                         -----         -----        ------          ------
  Totals............................     $56.3         $79.9        $125.4(1)       $261.6
                                         =====         =====        ======          ======

------------------------

(1) Of the $125.4 million pre-tax charges relating to fiscal 2001, $22.9 million and $44.1 million relates to the quarter and six months ended March 31, 2001.

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

    Tyco Industrial segment revenues decreased 2.3% during the quarter ended March 31, 2002 to $8,611.4 million from $8,809.8 million in the quarter ended March 31, 2001. Tyco Industrial had a loss before extraordinary items of $6,377.3 million for the quarter ended March 31, 2002, as compared to income before extraordinary items of $1,110.4 million in the quarter ended March 31, 2001. Loss before extraordinary items for the quarter ended March 31, 2002 included charges totaling $7,755.5 million ($7,620.3 million after-tax) consisting of the following: (i) an estimated goodwill impairment charge of $4,512.7 million and a $95.0 million charge related to the Argentine peso, included in the earnings of Tyco Capital, recorded under the equity method of accounting; (ii) impairment charges of $2,351.7 million primarily related to the write-down of the Tyco Global Network ("TGN"); (iii) restructuring and other unusual charges of $655.1 million, of which $251.3 million is included in cost of revenue, primarily related to the write-down of inventory and facility closures within our Electronics segment; and (iv) a loss on the write-off of investments of $141.0 million. Income before extraordinary items for the quarter ended March 31, 2001 included a net charge of $15.2 million ($8.0 million after-tax charge) consisting of the following: (i) restructuring and other unusual charges of $160.4 million, of which $46.4 million is included in cost of revenue, primarily related to certain electronics, valves and controls and healthcare businesses; (ii) impairment charges of $17.7 million primarily associated with the closure of certain manufacturing plants; (iii) a loss on the write-down of an investment of $3.9 million; and (iv) an unusual credit of $166.8 million related to the settlement of litigation.

    Tyco Industrial segment revenues increased 2.1% during the six months ended March 31, 2002 to $17,190.1 million from $16,838.8 million in the six months ended March 31, 2001. Tyco Industrial had a loss before extraordinary items and cumulative effect of accounting changes of $5,175.1 million in the six months ended March 31, 2002, as compared to income before extraordinary items and cumulative effect of accounting changes of $2,111.2 million in the six months ended March 31, 2001. Loss before extraordinary items for the six months ended March 31, 2002 included charges totaling $8,042.8 million ($7,837.7 million after-tax), consisting of the following: (i) an estimated goodwill impairment charge of $4,512.7 million and a $95.0 million charge related to the Argentine peso, included in the earnings of Tyco Capital, recorded under the equity method of accounting; (ii) impairment charges of $2,351.7 million primarily related to the write-down of the TGN;
(iii) restructuring and other unusual charges of $680.8 million, of which $257.1 million is included in cost of revenue, primarily related to the write-down of inventory and facility closures within our Electronics segment;
(iv) a loss on the write-off of investments of $141.0 million; and (v) charges related to prior years of $261.6 million (see Note 1). Income before extraordinary items and cumulative effect of accounting changes for the six months ended March 31, 2001 included a net credit of $160.4 million
($4.1 million after-tax net credit) consisting of the following: (i) a write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt") of $184.3 million; (ii) restructuring and other unusual charges of $203.5 million, of which $71.4 million is included in cost of revenue, related primarily to the closure of certain facilities within the electronics, valves and controls and healthcare businesses and the write-up of inventory under purchase accounting; (iii) a loss on the write-down of an investment of $3.9 million; (iv) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive; (v) an unusual credit of $166.8 million related to the settlement of litigation.

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

    The following table summarizes statement of operations activity for the quarters and six months ended March 31, 2002 and 2001 ($ in millions):

                                                     FOR THE QUARTERS ENDED     FOR THE SIX MONTHS
                                                           MARCH 31,             ENDED MARCH 31,
                                                     ----------------------   ----------------------
                                                        2002        2001         2002        2001
                                                     ----------   ---------   ----------   ---------
                                                     (RESTATED)               (RESTATED)
                                                          (UNAUDITED)              (UNAUDITED)
TOTAL TYCO INDUSTRIAL SEGMENT REVENUES.............  $ 8,611.4    $8,809.8    $17,190.1    $16,838.8
                                                     =========    ========    =========    =========
Restructuring and other unusual (charges) credits,
  net..............................................  $  (655.1)   $    6.4    $  (680.8)   $   (36.7)
Write-off of purchased in-process research and
  development......................................         --          --           --       (184.3)
Charges for the impairment of long-lived assets....   (2,351.7)      (17.7)    (2,351.7)       (25.1)
Charges related to prior years (see Note 1)........         --          --       (222.0)          --
                                                     ---------    --------    ---------    ---------
Total charges included in operating income.........  $(3,006.8)   $  (11.3)   $(3,254.5)   $  (246.1)

Tyco Industrial operating (loss) income before
  goodwill amortization............................   (1,654.0)    1,847.6       (286.7)     3,263.7
Amortization of goodwill...........................         --      (128.3)          --       (248.4)
                                                     ---------    --------    ---------    ---------
Total Tyco Industrial operating (loss) income......   (1,654.0)    1,719.3       (286.7)     3,015.3
Net (loss) on investments and gain on sale of
  businesses.......................................     (141.0)       (3.9)      (141.0)       406.5
Net loss on sale of common shares of subsidiary....         --          --        (39.6)          --
Tyco Capital net loss..............................   (4,333.9)         --     (4,078.5)          --
Interest and other financial charges, net..........     (221.9)     (227.3)      (410.0)      (395.4)
                                                     ---------    --------    ---------    ---------
(Loss) income before income taxes, minority
  interest, extraordinary items and cumulative
  effect of accounting changes.....................   (6,350.8)    1,488.1     (4,955.8)     3,026.4
Income taxes.......................................      (24.9)     (366.0)      (219.2)      (891.0)
Minority interest..................................       (1.6)      (11.7)        (0.1)       (24.2)
                                                     ---------    --------    ---------    ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES..........   (6,377.3)    1,110.4     (5,175.1)     2,111.2
Extraordinary items, net of tax....................       (0.7)      (10.3)        (3.5)       (10.3)
Cumulative effect of accounting changes, net of
  tax..............................................         --          --           --       (683.4)
                                                     ---------    --------    ---------    ---------
TYCO INDUSTRIAL NET (LOSS) INCOME..................  $(6,378.0)   $1,100.1    $(5,178.6)   $ 1,417.5
                                                     =========    ========    =========    =========

    Total Tyco Industrial segment revenues decreased $198.4 million, or 2.3%, to $8,611.4 million for the quarter and increased $351.3 million, or 2.1%, to $17,190.1 million in the six months ended March 31, 2002, respectively. Tyco Industrial's operating income decreased $3,373.3 million in the quarter ended March 31, 2002 and $3,302.0 million in the six months ended March 31, 2002. The decrease in revenue for the quarter was due to a significant decrease in our Electronics segment, offset in part by increased revenues in our Fire and Security Services segment and, to a lesser extent, in our Healthcare and Specialty Products segment. For the six month period ended March 31, 2002, the increases in revenue at Fire and Security Services and Healthcare and Specialty Products in the aggregate were somewhat greater than the decrease in revenue in the Electronics segment, resulting in a modest overall increase in revenues. The net increases resulted primarily from acquisitions.

    Total operating income as a percentage of revenue was (19.2)% and 19.5% in the quarters ended March 31, 2002 and 2001, and (1.7)% and 17.9% in the six months ended March 31, 2002 and 2001, respectively. The decrease in the quarter was due to decreased margins in all three segments, particularly within our Electronics segment. The decrease in the six months was primarily due to decreased margins in the Electronics segment and, to a lesser extent, in the Fire and Security Services segment. More detailed information by segment is provided further below.

    When we make an acquisition, the acquired company is immediately integrated with our existing operations. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing processes, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies become no longer separately identifiable. Consequently, we do not separately track the post-acquisition financial results of acquired companies. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. A majority of the companies that we acquire operate within the same industry as the segment into which the acquired company is integrated and, consequently, we assume that the companies that we acquire generally have a comparable organic growth percentage. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 8% of the total purchase price for all acquisitions during the six months ended March 31, 2002. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

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

TYCO INDUSTRIAL

REVENUE AND OPERATING (LOSS) INCOME AND MARGINS

ELECTRONICS

    The following table sets forth revenue and operating (loss) income and margins for the Electronics segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           2002           2001
                                                         ---------      --------
                                                               (UNAUDITED)
Revenue................................................  $ 2,834.7      $4,159.9
Operating (loss) income................................  $(2,547.1)     $  854.4
Operating margins......................................      (89.9)%        20.5%

Restructuring and other unusual charges................  $  (377.5)     $  (91.5)
Inventory charges......................................     (237.5)        (42.2)
Impairment of property, plant and equipment............   (2,351.7)        (14.2)
                                                         ---------      --------
Total charges included in operating income.............  $(2,966.7)     $ (147.9)
                                                         =========      ========

    The 31.9% decrease in revenue in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001 for the segment resulted from continued softness in demand in the telecommunications, power systems, communications, printed circuit and computer and consumer electronics end markets across all geographic regions. The Electronics segment includes the electronics components group, as well as Tyco Telecommunications (formerly TyCom) and Tyco Electrical and Metal Products. Revenue at the electronics components group decreased
$920.8 million, or 28.3%, reflecting softness in demand in certain end markets. Revenue at Tyco Electrical and Metal Products was essentially unchanged. Revenue at the segment's telecommunications business declined $403.7 million, or 71.3%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Management believes that sales for the segment were also negatively impacted by the business distraction associated with the rumors and negative publicity surrounding the Company during the current quarter, as well as uncertainties arising from the Company's announced break-up plan, which distracted employees, customers and vendors. Excluding the $69.6 million decrease from foreign currency exchange fluctuations, the acquisitions of CIGI Investment Group, Inc. ("CIGI") in October 2000, Lucent Technologies' Power Systems business ("LPS") in December 2000, Century Tube Corporation ("Century") in October 2001, Transpower Technologies in November 2001, Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in a manner described above in "Overview") for the segment decreased an additional 2.0%. Although there has been some quarterly sequential growth in certain industries in which the segment operates, we expect our Electronics segment to continue to experience softness in demand as the current downturn in these end markets continues, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current quarter's restructuring charges, management has implemented plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The significant decrease in operating income and operating margins in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001 was primarily due to the decrease in revenue, decreased sales prices and lower manufacturing volume, which increased per unit costs, and the charges discussed below. However, increased per unit costs were slightly offset by cost reduction initiatives implemented during the current fiscal year.

    The operating loss and margins in the quarter ended March 31, 2002 include restructuring and other unusual charges of $615.0 million, of which inventory write-downs of $237.5 million are included in cost of revenue, primarily related to facility closures. Of the $237.5 million, $6.2 million of inventory has been scrapped as of March 31, 2002. The remaining $231.3 million of written-off inventory will be scrapped in the next three to twelve months. There were no significant sales of previously written-down or written-off inventory during the six months ended March 31, 2002. Also included are charges of $2,351.7 million for the impairment of property, plant and equipment, primarily related to the TGN. Operating loss and margins for the quarter ended March 31, 2001 include restructuring and other unusual charges of $133.7 million primarily related to severance associated with the closure of facilities. Included within the charges of $133.7 million are inventory write-downs of $28.2 million and charges of $14.0 million related to the write-up of inventory under purchase accounting, both of which are included in cost of revenue. Operating loss and margins for the quarter ended March 31, 2001 also include a charge for the impairment of property, plant and equipment of $14.2 million associated with the facility closures.

FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                             FOR THE QUARTERS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                              2002        2001
                                                           ----------   --------
                                                           (RESTATED)
                                                                (UNAUDITED)
Revenue..................................................   $3,329.9    $2,430.0
Operating income.........................................   $  449.0    $  382.5
Operating margins........................................       13.5%       15.7%

Restructuring and other unusual charges..................   $  (17.6)   $  (20.5)
Inventory charges........................................      (13.8)         --
Impairment of property, plant and equipment..............         --        (1.3)
                                                            --------    --------
Total charges included in operating income...............   $  (31.4)   $  (21.8)
                                                            ========    ========

    The 37.0% increase in revenue in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 resulted primarily from higher sales volume and increased service revenue in both the worldwide fire protection business and the worldwide electronic security services business and, to a lesser extent, due to increased revenue at Tyco Valves and Controls and Tyco Infrastructure Services. The increases were due to acquisitions. A higher volume of recurring service revenue from our worldwide security business, increased sales of fire safety and video surveillance products and access control systems, and the introduction of new products were offset by weak market conditions and the business distractions that took place during the quarter, particularly for our worldwide valves and controls business. Acquisitions included Pyrotenax in March 2001, Scott Technologies, Inc. ("Scott") in May 2001, IMI Bailey Birkett ("IMI") in June 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("Security Link") and Sentry S.A. in July 2001, Edison Select in August 2001, SBC/Smith Alarm Systems ("Smith Alarm") in October 2001, DSC Group, Water & Power Technologies ("Water & Power") and Sensormatic in
November 2001 and Clean Air Systems in February 2002. Excluding the
$56.8 million decrease from foreign currency exchange fluctuations, our dealer program, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") for the segment increased an estimated 1.6%. We expect that the continued awareness of the need for fire and security products should offset any general market softness experienced by the segment.

    The 17.4% increase in operating income in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 was primarily due to acquisitions and, to a lesser extent, to increased service volume in our worldwide electronic security services business. The decrease in operating margins for the segment was primarily a result of the business distractions, pricing pressures, and to a lesser extent, lower margins on newly acquired businesses and the restructuring and other unusual charges recorded during the quarter ended March 31, 2002.

    Operating income and margins in the quarter ended March 31, 2002 reflect restructuring and other unusual charges of $17.6 million primarily related to severance associated with the closure of existing facilities and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue. Operating income and margins after charges in the quarter ended March 31, 2001 include restructuring and other unusual charges of $20.5 million and charges of $1.3 million for the impairment of property, plant and equipment primarily related to the closure of facilities in the valves and controls business.

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                               (UNAUDITED)
Revenue..................................................  $2,446.8   $2,219.9
Operating income.........................................  $  496.6   $  485.4
Operating margins........................................      20.3%      21.9%

Restructuring and other unusual charges..................  $   (8.7)  $   (2.0)
Inventory charges........................................        --       (4.2)
Impairment of property, plant and equipment..............        --       (2.2)
                                                           --------   --------
Total charges included in operating income...............  $   (8.7)  $   (8.4)
                                                           ========   ========

    The 10.2% increase in revenue in the quarter ended March 31, 2002 over the quarter ended March 31, 2001 was primarily the result of acquisitions and, to a lesser extent, increased revenue in our international healthcare business and Tyco Healthcare's introduction of new products. However, the overall increase was offset slightly by declines in sales of certain products due to competitive pricing pressure in certain business lines, the strategic exiting of certain business lines and the general distractions that took place during the current quarter. Excluding the $35.0 million decrease from foreign currency exchange fluctuations, the acquisitions of Mallinckrodt in October 2000, InnerDyne, Inc. in December 2000, Linq Industrial Fabrics, Inc. ("Linq") in December 2001, Paragon Trade Brands ("Paragon") in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") for the segment increased an estimated 5.8%. The healthcare market has not been significantly impacted by the current economic downturn, and we do not expect a lessening of demand for the products we offer.

    The 2.3% increase in operating income in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was due primarily to acquisitions, increased sales of higher margin products at Mallinckrodt and operating efficiencies realized from cost reductions. The decrease in operating margins within the segment was primarily due to volume shortfalls and unfavorable manufacturing variances at Plastics and Adhesives during the current quarter and pricing issues related to the general business distraction, partially offset by higher margins at Mallinckrodt.

    Operating income and margins for the quarter ended March 31, 2002 reflect unusual charges of $8.7 million related to the write-off of legal fees and other deal costs associated with acquisitions that were not completed. Operating income and margins for the quarter ended March 31, 2001 include restructuring and other unusual charges totaling $6.2 million, of which inventory write-downs of $4.2 million are included in cost of revenue and charges for the impairment of property, plant and equipment of $2.2 million primarily related to the closure of a manufacturing plant.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was a decrease in revenue of approximately $161.4 million and a decrease in operating income of approximately $36.3 million.

CORPORATE ITEMS

    Corporate expenses were $193.5 million and corporate income was $121.9 million in the quarters ended March 31, 2002 and 2001, respectively. Corporate expenses were $52.5 million (excluding an unusual charge of $141.0 million for the write-off of investments) in the quarter ended March 31, 2002 as compared to $41.5 million (excluding a net unusual credit of $163.4 million primarily for the settlement of litigation) in the quarter ended March 31, 2001. The increase in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was due to higher costs associated with supporting and monitoring our expanded businesses and operations.

INTEREST EXPENSE, NET

    Net interest expense was $221.9 million in the quarter ended March 31, 2002, as compared to $227.3 million in the quarter ended March 31, 2001. The decrease is a result of lower average interest rates in the current year, partially offset by higher average debt balances associated with borrowing to finance acquisitions and higher rates on debt assumed in acquisitions and an adjustment to capitalized interest to reflect a lower average interest rate. However, interest expense for the quarter ended March 31, 2002 is higher than that of the quarter ended December 31, 2001 due to our drawdown of higher rate bank credit facilities and our exit from the commercial paper market. We expect our interest expense to increase slightly for our third fiscal quarter due to the effect of higher rate bank debt outstanding for the entire quarter.

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

    Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142. However, during the quarter ended March 31, 2002, circumstances developed that could potentially impair the value of goodwill with respect to our Tyco Telecommunications reporting unit and Tyco Capital. During the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,181.4 million related to the impairment of the TGN, as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the impairment charge, see Note 8 to the Consolidated Financial Statements. Since the TGN represents a significant asset group within the Telecommunications reporting unit, an updated valuation was completed as of March 31, 2002 for Tyco Telecommunications. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of goodwill at that date. Additional impairments in value of the TGN or other significant asset groups within this reporting unit, among other factors, could result in a charge for goodwill in future periods. For additional information regarding our current analysis of the goodwill of Tyco Capital, see "Tyco Capital--Accounting Policies" below.

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

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                                 FOR THE
                                                              QUARTER ENDED
                                                              MARCH 31, 2002
                                                              --------------
Finance income..............................................    $ 1,106.7
Interest expense............................................        352.0
                                                                ---------
Net finance income..........................................        754.7
Depreciation on operating lease equipment(1)................        310.2
                                                                ---------
Net finance margin..........................................        444.5
Provision for credit losses(2)..............................        195.0
                                                                ---------
Net finance margin, after provision for credit losses.......        249.5
Other income................................................        232.0
                                                                ---------
Operating margin............................................        481.5
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1)..............................................        234.2
Goodwill impairment.........................................      4,512.7
                                                                ---------
Income (loss) before income taxes and minority interest.....    $(4,265.4)
                                                                =========
Average earning assets ("AEA")(3)...........................    $36,006.6
Net finance margin as a percent of AEA (annualized).........         4.94%

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

    Accordingly, management's objective in performing the SFAS 142 step 1 analysis was to obtain relevant market based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from our financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied this market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. Our Consolidated Financial Statements for the quarter ended March 31, 2002 reflect an impairment for the decline in the estimated fair value of CIT resulting in an estimated $4.5 billion impairment charge as of March 31, 2002.

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

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of impairment, restructuring and other unusual charges and loss on the write-off of investments, was 15.3% during the quarter ended March 31, 2002, as compared to 24.8% in the quarter ended March 31, 2001. The decrease in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with higher income tax rates and due to goodwill (which was not deductible for tax purposes) no longer being amortized.

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

TYCO INDUSTRIAL

REVENUE AND OPERATING (LOSS) INCOME AND MARGINS

ELECTRONICS

    The following table sets forth revenue and operating (loss) income and margins for the Electronics segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           2002           2001
                                                         ---------      --------
                                                               (UNAUDITED)
Revenue................................................  $ 5,966.3      $8,025.8
Operating (loss) income................................  $(1,976.5)     $1,796.2
Operating margins......................................      (33.1)%        22.4%

Restructuring and other unusual charges................  $  (377.5)     $  (91.5)
Inventory charges......................................     (237.5)        (42.2)
Impairment of property, plant and equipment............   (2,351.7)        (14.2)
                                                         ---------      --------
Total charges included in operating income.............  $(2,966.7)     $ (147.9)
                                                         =========      ========

    The 25.7% decrease in revenue in the six months ended March 31, 2002 compared with the six months ended March 31, 2001 for the segment resulted from continued softness in demand in the telecommunications, power systems, communications, printed circuit, and computer and consumer electronics end markets across all geographic regions. The Electronics segment is comprised of the electronics components group, as well as Tyco Telecommunications and Tyco Electrical and Metal Products. Revenue at the electronics components group decreased $1,492.2 million, or 23.9% reflecting softness in demand in certain end markets. Revenue at Tyco Electrical and Metal Products decreased
$45.6 million, or 6.5% both as a result of lower sales volume in certain end markets and lower sales prices (reflecting lower raw material prices). Revenue at the segment's Telecommunications business declined approximately
$521.7 million, or 47.9% due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the $96.4 million decrease from foreign currency exchange fluctuations, the acquisitions of CIGI in October 2000, LPS in December 2000, Century in October 2001, Transpower Technologies in November 2001, and CII in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") for the segment decreased an additional 8.3%. Although there has been some quarterly sequential growth in some of the industries in which the segment operates, we expect our Electronics segment to continue to experience softness in demand during the current downturn in these end markets, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current quarter's restructuring charges, management has begun to implement plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The significant decrease in operating income and operating margins in the six months ended March 31, 2002 compared with the six months ended March 31, 2001 was primarily due to the decrease in revenue, decreased sales prices and lower manufacturing volume, which increased per unit costs, and the charges discussed below.

    The operating loss and margins in the six months ended March 31, 2002 include, restructuring and other unusual charges of $615.0 million, of which inventory write-downs, primarily raw materials, of $237.5 million are included in cost of revenue, primarily related to facility closures. Of the $237.5 million, $6.2 million of inventory has been scrapped as of March 31, 2002. The remaining $231.3 million of written-off inventory will be scrapped in the next three to twelve months. There were no significant sales of previously written-down or written-off inventory during the six months ended March 31, 2002. Also included are charges of $2,351.7 million for the impairment of property, plant and equipment, primarily related to the TGN. Operating loss and margins in the six months ended March 31, 2001, include restructuring and other unusual charges of $133.7 million primarily related to severance associated with the closure of facilities. Included within the charges of $133.7 million are inventory write-downs of $28.2 million and charges of $14.0 million related to the write-up of inventory under purchase accounting, both of which are included in cost of revenue. Operating loss and margins for the six months ended
March 31, 2001 also include a charge for the impairment of property, plant and equipment of $14.2 million associated with the facility closures.

    As a result of the charges recorded within the Electronics segment during the six months ended March 31, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately
$358.0 million (approximately $249.0 million cash and $109.0 million non-cash) on an annualized basis, of which $263.6 million relates to cost of sales, $6.2 million to depreciation expense and $88.2 million to other selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the six months ended March 31, 2002 related to the Electronics segment:

                                            SEVERANCE   FACILITIES   INVENTORY     OTHER      TOTAL
                                            ---------   ----------   ---------   ---------   --------
Fiscal 2002 charges.......................   $117.5       $260.0      $ 237.5    $     --    $ 615.0
Fiscal 2002 utilization...................    (31.1)       (65.4)        (6.2)         --     (102.7)
                                             ------       ------      -------    ---------   -------
Balance at March 31, 2002.................   $ 86.4       $194.6      $ 231.3    $     --    $ 512.3
                                             ======       ======      =======    =========   =======

FIRE AND SECURITY SERVICES

    The following table sets forth revenue and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                             FOR THE SIX MONTHS
                                                              ENDED MARCH 31,
                                                          ------------------------
                                                             2002           2001
                                                          ----------      --------
                                                          (RESTATED)
                                                                (UNAUDITED)
Revenue.................................................   $6,567.6       $4,597.4
Operating income........................................   $  950.0       $  726.2
Operating margins.......................................       14.5%          15.8%

Restructuring and other unusual charges.................   $  (37.5)      $  (32.4)
Inventory charges.......................................      (19.6)            --
Impairment of property, plant and equipment.............         --           (1.3)
                                                           --------       --------
Total charges included in operating income..............   $  (57.1)      $  (33.7)
                                                           ========       ========

    The 42.9% increase in revenue in the six months ended March 31, 2002 over the six months ended March 31, 2001 resulted primarily from higher sales volume and increased service revenue in both the worldwide fire protection businesses and the worldwide electronic security services business and, to a lesser extent, due to increased revenue at Tyco Valves and Controls and Tyco Infrastructure Services. The increases were due primarily to acquisitions and, to a lesser extent, a higher volume of recurring service revenues from our worldwide security business and increased sales of fire safety products. Acquisitions included Simplex Time Recorder Co. in January 2001, Pyrotenax in March 2001, Scott in May 2001, IMI in June 2001, Security Link and Sentry S.A. in
July 2001, Edison Select in August 2001, Smith Alarm in October 2001, DSC Group, Water & Power and Sensormatic in November 2001, and Clean Air Systems in February 2002. Excluding the $76.1 million decrease from foreign currency exchange fluctuations, our dealer program, the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") for the segment increased an estimated 4.1%. We expect that the continued awareness of the need for fire and security products should offset any general market softness experienced by the segment.

    The 30.8% increase in operating income before certain charges in the six months ended March 31, 2002 over the six months ended March 31, 2001 was primarily due to acquisitions and partially due to increased service volume in our worldwide fire protection and electronic security services business. Operating margins decreased primarily due to increased sales volume and service revenue in worldwide fire protection, offset by decreased margins at Tyco Valves and Controls and Tyco Infrastructure Services, lower margins on newly acquired businesses and the business distractions that took place during the quarter ended March 31, 2002.

    Operating income and margins in the six months ended March 31, 2002 reflect restructuring and other unusual charges of $37.5 million, primarily related to severance associated with the closure of facilities. Also included are charges of $13.8 million related to the write-up of inventory under purchase accounting, and inventory write-downs of $5.8 million, both of which are included in cost of revenue. Operating income and margins in the six months ended March 31, 2001, include restructuring and other unusual charges of $32.4 million, primarily related to the closure of facilities in the valves and controls business and an environmental remediation project and charges of $1.3 million for the impairment of property, plant and equipment associated with the facility closures.

    As a result of the charges recorded within the Fire and Security segment during the six months ended March 31, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $63.3 million (substantially all cash-related) on an annualized basis, $11.6 million of which relates to cost of sales and $51.7 million to other selling, general and administrative expenses. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the six months ended March 31, 2002 related to the Fire and Security Services segment:

                                            SEVERANCE   FACILITIES   INVENTORY    OTHER      TOTAL
                                            ---------   ----------   ---------   --------   --------
Fiscal 2002 charges.......................    $31.5        $ 1.3      $ 19.6      $ 4.7      $ 57.1
Fiscal 2002 utilization...................     (7.8)        (0.3)      (19.6)      (4.3)      (32.0)
                                              -----        -----      ------      -----      ------
Balance at March 31, 2002.................    $23.7        $ 1.0      $   --      $ 0.4      $ 25.1
                                              =====        =====      ======      =====      ======

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth revenue and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                            FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                               (UNAUDITED)
Revenue.................................................  $4,656.2      $4,215.6
Operating income........................................  $1,059.4      $  686.6
Operating margins.......................................      22.8%         16.3%

Restructuring and other unusual charges.................  $   (8.7)     $   (4.8)
Inventory charges.......................................        --         (29.2)
Write-off of purchased in-process research and
  development...........................................        --        (184.3)
Impairment of property, plant and equipment.............        --          (9.6)
                                                          --------      --------
Total charges included in operating income..............  $   (8.7)     $ (227.9)
                                                          ========      ========

    The 10.5% increase in revenue in the six months ended March 31, 2002 over the six months ended March 31, 2001 was primarily the result of acquisitions. Excluding the $50.0 million decrease from foreign currency exchange fluctuations, the acquisitions of Mallinckrodt in October 2000, InnerDyne, Inc. in December 2000, Linq in December 2001, and Paragon in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") for the segment remained flat. The healthcare market has not been significantly impacted by the current economic downturn, and we do not expect a lessening of demand for the products we offer.

    The increase in operating income and margins in the six months ended
March 31, 2002 compared to the six months ended March 31, 2001 was due primarily to a decrease in charges as discussed below, acquisitions, favorable product mix as sales of higher margin products increased and operating efficiencies realized from cost reductions at Mallinckrodt, partially offset by decreased margins at Plastics and Adhesives as a result of volume shortfalls and unfavorable manufacturing variances.

    Operating income and margins in the six months ended March 31, 2002 reflect unusual charges of $8.7 million related to the write-off of legal and other deal costs associated with acquisitions that were not completed. The entire
$8.7 million was utilized during the six months ended March 31, 2002. Operating income and margins in the six months ended March 31, 2001 include restructuring and other unusual charges of $34.0 million related to the closure of two manufacturing plants. Included within the $34.0 million of charges are charges of $25.0 million for the write-up of inventory under purchase accounting and inventory write-downs of $4.2 million, both of which are included in cost of revenue. Operating income and margins for the six months ended
March 31, 2001 also include a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges for the impairment of property, plant and equipment closure of $9.6 million primarily related to the closure of the manufacturing plants.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was a decrease in revenue of approximately $222.5 million and a decrease in operating income of approximately $54.5 million.

CORPORATE ITEMS

    Corporate expenses were $278.2 million and corporate income was $461.2 million for the six months ended March 31, 2002 and 2001, respectively. Corporate expenses were $97.6 million (excluding an unusual charge of $141.0 million due to a loss on the write-off of investments and a loss on the sale of common shares of a subsidiary of $39.6 million.) in the six months ended March 31, 2002 as compared to $108.7 million (excluding a net gain on the sale of businesses of $410.4 million and an unusual net credit of $159.5 million primarily for the settlement of litigation) in the six months ended March 31, 2001. The decrease in the six months ended March 31, 2002 as compared to the six months ended March 31, 2001 was primarily due to lower compensation expense under equity-based compensation plans, which was somewhat offset by higher costs during fiscal 2002 associated with supporting and monitoring our expanded businesses and operations.

INTEREST EXPENSE, NET

    Net interest expense was $410.0 million in the six months ended March 31, 2002, as compared to $395.4 million in the six months ended March 31, 2001. The increase is a result of an adjustment to capitalized interest to reflect a lower average interest rate, somewhat offset by lower interest rates in the current year, substantially offset by higher average debt balances associated with borrowing to finance acquisitions and higher rates on debt assumed in acquisitions. We expect our interest expense to increase slightly for our third fiscal quarter due to the effect of higher rate bank debt outstanding for the entire quarter.

TYCO CAPITAL

    The following table sets forth the operating results for the Company's Tyco Capital segment ($ in millions):

                                                               FOR THE SIX
                                                               MONTHS ENDED
                                                              MARCH 31, 2002
                                                              --------------
Finance income..............................................     $ 2,304.7
Interest expense............................................         725.0
                                                                 ---------
Net finance income..........................................       1,579.7
Depreciation on operating lease equipment(1)................         648.7
                                                                 ---------
Net finance margin..........................................         931.0
Provision for credit losses(2)..............................         307.9
                                                                 ---------
Net finance margin, after provision for credit losses.......         623.1
Other income................................................         477.1
                                                                 ---------
Operating margin............................................       1,100.2

                                                               FOR THE SIX
                                                               MONTHS ENDED
                                                              MARCH 31, 2002
                                                              --------------
Selling, general, administrative and other costs and
  expenses except for depreciation on operating lease
  equipment(1)..............................................         472.8
Goodwill impairment.........................................       4,512.7
                                                                 ---------
Income (loss) before income taxes and minority interest.....     $(3,885.3)
                                                                 =========
Average earning assets ("AEA")(3)...........................     $37,114.1
Net finance margin as a percent of AEA (annualized).........          5.02%

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

CONSOLIDATED ITEMS

CONSOLIDATED INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of purchased in-process research and development, restructuring and other unusual charges, charges for the impairment of long-lived assets and net loss on investments and gain on the sale of businesses, was 18.7% during the six months ended March 31, 2002, as compared to 25.3% in the six months ended March 31, 2001. The decrease in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with higher income tax rates and due to goodwill (which was not deductible for tax purposes) no longer being amortized.

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

                                                         FOR THE QUARTERS       FOR THE SIX MONTHS
                                                          ENDED MARCH 31,         ENDED MARCH 31,
                                                       ---------------------   ---------------------
                                                          2002        2001        2002        2001
                                                       ----------   --------   ----------   --------
($ IN MILLIONS)                                        (RESTATED)              (RESTATED)
                                                            (UNAUDITED)             (UNAUDITED)
Tyco Industrial operating income.....................  $(1,654.0)   $1,719.3    $ (286.7)   $3,015.3
Non-cash restructuring and other unusual charges,
  net................................................      316.2        32.4       322.0        33.1
Charges for the impairment of long-lived assets......    2,351.7        17.7     2,351.7        25.1
Write-off of purchased in-process research and
  development........................................         --          --          --       184.3
Charges related to prior years (see Note 1)..........         --          --       222.0          --
Depreciation and amortization(1).....................      506.7       408.4       987.4       775.1
Net increase (decrease) in deferred income taxes.....       (2.2)     (112.8)     (135.9)       80.0
Less:
  Net decrease (increase) in working capital(2)......      520.5        42.5      (163.0)     (568.5)
  Expenditures relating to restructuring and other
    unusual charges(3)...............................      (91.1)      (44.3)     (182.0)      (55.6)
  Interest and other financial charges, net..........     (221.9)     (227.3)     (410.0)     (395.4)
  Income tax expense.................................      (24.9)     (366.0)     (219.2)     (891.0)
  Other, net.........................................       25.3       149.1       180.2       330.9
                                                       ---------    --------    --------    --------
Tyco Industrial cash flow from operating
  activities.........................................    1,726.3     1,619.0     2,666.5     2,533.3
Less:
  Capital expenditures(4)............................     (418.9)     (513.3)     (988.3)     (910.6)
  Dividends paid.....................................      (25.3)      (22.1)      (49.7)      (43.6)
  Construction of Tyco Global Network................     (255.7)     (439.1)     (817.4)     (707.8)
                                                       ---------    --------    --------    --------
Free cash flow(5)....................................  $ 1,026.4    $  644.5    $  811.1    $  871.3
                                                       =========    ========    ========    ========

------------------------------

(1)  This amount is the sum of depreciation of tangible property
     ($371.9 million and $322.6 million for the quarters ended March 31, 2002 and 2001 and $731.5 million and $619.1 million for the six months ended March 31, 2002 and 2001, respectively) and amortization of intangible assets other than goodwill ($134.8 million and $85.8 million for the quarters ended March 31, 2002 and 2001 and $255.9 million and $156.0 million for the six months ended March 31, 2002 and 2001, respectively).

(2) This amount excludes cash paid out for restructuring and other unusual charges.

(3)  This amount is cash paid out for restructuring and other unusual charges.

(4) This amount is net of proceeds of $11.7 million and $134.8 million for the quarters ended March 31, 2002 and 2001 and $40.0 million and
    $251.2 million for the six months ended March 31, 2002 and 2001, respectively, received in sale-leaseback transactions.

(5) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $157.7 million and $146.1 million for the quarters ended March 31, 2002 and 2001 and $376.4 million and $317.4 million for the six months ended March 31, 2002 and 2001, respectively.

    The following table shows cash flow from operating activities and free cash flow by segment for the six months ended March 31, 2002 (restated).

                                                                   HEALTHCARE
                                                        FIRE AND      AND
                                                        SECURITY   SPECIALTY
                                          ELECTRONICS   SERVICES    PRODUCTS    CORPORATE   TYCO INDUSTRIAL
                                          -----------   --------   ----------   ---------   ---------------
Operating income........................   $(1,976.5)   $  950.0    $1,059.4     $(319.6)       $ (286.7)
Non-cash restructuring and other unusual
  charges, net..........................       298.2        22.9         0.9          --           322.0
Charges for the impairment of long-lived
  assets................................     2,351.7          --          --          --         2,351.7
Charges related to prior years (see
  Note 1)...............................          --          --          --       222.0           222.0

Depreciation............................       281.6       310.6       132.8         6.5           731.5
Intangible assets amortization..........        33.4       176.6        45.9          --           255.9
                                           ---------    --------    --------     -------        --------
Depreciation and amortization...........       315.0       487.2       178.7         6.5           987.4
Deferred income taxes...................          --          --          --      (135.9)         (135.9)
Net decrease (increase) in working
  capital and other(1)..................       386.7      (284.2)     (168.3)       83.0            17.2
Expenditures relating to restructuring
  and other unusual charges.............      (135.8)      (23.9)      (21.9)       (0.4)         (182.0)
Interest and other financial charges,
  net...................................          --          --          --      (410.0)         (410.0)
Income tax expense......................          --          --          --      (219.2)         (219.2)
                                           ---------    --------    --------     -------        --------
Cash flow from operating activities.....     1,239.3     1,152.0     1,048.8      (773.6)        2,666.5
Capital expenditures....................      (299.6)     (502.1)     (161.3)      (25.3)         (988.3)
Dividends paid..........................          --          --          --       (49.7)          (49.7)
Construction of Tyco Global Network.....      (817.4)         --          --          --          (817.4)
                                           ---------    --------    --------     -------        --------
Free Cash Flow..........................   $   122.3    $  649.9    $  887.5     $(848.6)       $  811.1
                                           =========    ========    ========     =======        ========

------------------------------

(1) These amounts exclude cash paid out for restructuring and other unusual charges.

    During the six months ended March 31, 2002, we paid out $376.4 million in cash that was charged against purchase accounting reserves and holdback/earn-out liabilities established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" in the Consolidated Statement of Cash Flows.

    During the six months ended March 31, 2002, we recorded restructuring and other unusual charges of $667.0 million, of which charges of $243.3 million are included in cost of revenue, related primarily to the write-down of inventory and the closure of facilities within the Electronics segment. In addition, we incurred an unusual charge of $13.8 million related to the sale of inventory, which had been written-up under purchase accounting, and has been included in cost of revenue. At September 30, 2001, there existed reserves for restructuring and other unusual charges of $340.2 million. During the six months ended
March 31, 2002, we paid out $182.0 million in cash and incurred $93.5 million (including the $13.8 million related to the sale of inventory, which had been written up under purchase accounting) in non-cash charges that were charged against these reserves. At March 31, 2002, there remained $745.5 million of reserves for restructuring and other unusual charges on Tyco Industrial's Consolidated Balance Sheet, of which $613.3 million is included in accrued expenses and other current liabilities and $132.2 million is included in other long-term liabilities.

    During the six months ended March 31, 2002, Tyco Industrial purchased businesses for $3,723.8 million and customer contracts for electronic security services through its dealer program for $678.2 million. The aggregate cost of $4,402.0 million consists of $2,342.7 million paid in cash, net of

$155.3 million of cash acquired, $1,911.4 million paid in the form of Tyco common shares, and assumed stock options and pre-existing put option rights with a fair value of $147.9 million ($22.2 million of which put option rights has been paid in cash). Also during the six months, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Debt of acquired companies aggregated $775.7 million.

    During fiscal 2001, we entered into an agreement to acquire C.R.
Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated the merger agreement. Each party bore its own costs, and no break up fee was paid.

    At the beginning of fiscal 2002, purchase accounting reserves were $732.1 million as a result of purchase accounting transactions in prior years. In connection with fiscal 2002 acquisitions, we established purchase accounting reserves of $182.2 million for transaction and integration costs. In addition, purchase accounting liabilities of $355.7 million and a corresponding increase to goodwill and deferred tax assets were recorded during the six months ended March 31, 2002 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Tyco Capital and SecurityLink, all acquired during fiscal 2001. During the six months ended March 31, 2002, we paid out $318.4 million in cash for purchase accounting liabilities, plus $58.0 million relating to holdback/earn-out liabilities, and incurred $26.3 million in non-cash charges and reclassifications (including
$2.3 million relating to earn-out liabilities) against the reserves established during and prior to this six-month period. In addition, during the six months ended March 31, 2002, we assumed pre-existing put option rights of $105.9 million, of which $22.2 million has been paid in cash. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. Also, in the six months ended March 31, 2002, we determined that $47.3 million of purchase accounting reserves related to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At March 31, 2002, there remained $880.2 million in purchase accounting reserves on Tyco Industrial's Consolidated Balance Sheet, of which $600.2 million is included in accrued expenses and other current liabilities and $280.0 million is included in other long-term liabilities. In addition, $270.7 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $136.6 million are included in accrued expenses and other current liabilities and $134.1 million are included in other long-term liabilities at March 31, 2002.

    The net change in total working capital, net of the effects of acquisitions and divestitures, was an increase of $265.9 million in the six months ended March 31, 2002, including cash paid out for restructuring and other unusual charges of $182.0 million. The components of this change are set forth in detail in Tyco Industrial's Consolidated Statement of Cash Flows. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

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

    Acquisitions have been an important part of Tyco's growth in recent years. While we will continue to make selected complementary acquisitions, we anticipate reducing the number of acquisitions we complete prospectively, and, therefore expect that our growth rate from acquisitions will be reduced as compared to prior quarters. Goodwill and other intangible assets were $33,755.3 million at March 31, 2002, compared to $28,740.9 million at September 30, 2001.

    During the six months ended March 31, 2002, we received proceeds of $181.3 million from the exercise of common share options and used $765.8 million of cash to repurchase our own common shares. We ceased repurchasing our common shares in February 2002, and will not consider implementing future repurchases until our short-term debt levels are significantly reduced.

    Shareholders' equity was $28,843.3 million, or $14.44 per share, at March 31, 2002, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The decrease in shareholders' equity was due primarily to:
(i) a net loss of $(5,178.6) million for the six months ended March 31, 2002, and (ii) the repurchase of our common shares discussed above. This decrease was partially offset by the following: (i) the issuance of approximately
47.6 million common shares valued at $1,911.4 million for the acquisition of Sensormatic, (ii) the conversion of TyCom shares not already owned by Tyco into
17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom, (iii) $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt, (iv) the issuance of 44,139 common shares valued at $2.3 million related to an earn-out payment, and (v) $42.0 million for the fair value of options assumed. Total debt as a percent of total capitalization (total debt and shareholders' equity) was 49% at March 31, 2002 and 41% at September 30, 2001. Net debt (total debt less cash and cash equivalents) as a percent of total capitalization was 42% at March 31, 2002 and 37% at September 30, 2001.

    The source of the cash used for acquisitions in fiscal 2002 was primarily proceeds from the issuance of debt. At March 31, 2002, Tyco Industrial's total debt was $27,376.7 million, as compared to $21,619.0 million at September 30, 2001. Our cash balance increased to $4,034.4 million at March 31, 2002, as compared to $1,779.2 million at September 30, 2001.

    The following summarizes Tyco Industrial's change in net debt for the six months ended March 31, 2002 ($ in millions):

Total debt at September 30, 2001.......................              $21,619.0
Less: cash and cash equivalents at September 30,
  2001.................................................                1,779.2
                                                                     ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2001.................               19,839.8
Operating cash flow....................................   (2,666.5)
Purchase of property, plant and equipment..............      988.3
Dividends..............................................       49.7
Construction in progress--TGN..........................      817.4
                                                         ---------
Free cash flow.........................................                 (811.1)
Acquisition of businesses..............................                2,719.1
Proceeds from exercise of options......................                 (181.3)
Repurchase of common shares............................                  765.8
Debt of acquired companies.............................                  775.7
Net cash payments to Tyco Capital......................                  238.3
Other items............................................                   (4.0)
                                                                     ---------
NET DEBT BALANCE AT MARCH 31, 2002.....................               23,342.3
Plus: cash and cash equivalents at March 31, 2002......                4,034.4
                                                                     ---------
Total debt at March 31, 2002...........................              $27,376.7
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

    In January 2002, the Company issued a $200 million guarantee that can be exercised by a customer if the Pacific component of the TGN is not completed by March 2003. The Company does not anticipate any problems with meeting this deadline.

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

    December 30, 2002

                    /s/ EDWARD D. BREEN
           ------------------------------------
                      Edward D. Breen
                  CHIEF EXECUTIVE OFFICER

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

    December 30, 2002

                 /s/ DAVID J. FITZPATRICK
           ------------------------------------
                   David J. FitzPatrick
                  CHIEF FINANCIAL OFFICER