Form 10-Q/A
period 2002-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2002-12-31
CIK 833444

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

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A is being filed to restate certain amounts (see "Restatement" within Note 1 for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly period ended June 30, 2002, in connection with an ongoing review by the accounting staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. This filing should be read in conjunction with the Company's Amendment on Form 10-K/A for the fiscal year ended September 30, 2001.

                            TYCO INTERNATIONAL LTD.
                              INDEX TO FORM 10-Q/A

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

  Consolidated Balance Sheets (Unaudited) as of June 30,
    2002, as restated, and September 30, 2001...............     3

  Consolidated Statements of Operations (Unaudited) for the
    quarters and nine months ended June 30, 2002, as
    restated, and 2001......................................     4

  Consolidated Statements of Cash Flows (Unaudited) for the
    nine months ended June 30, 2002, as restated, and
    2001....................................................     5

  Notes to Consolidated Financial Statements (Unaudited)....     6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results
  of Operations.............................................     44

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     79

Item 4--Controls and Procedures.............................     79

Signatures..................................................     80

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------   -------------
                                                              (RESTATED)
Current Assets:
  Cash and cash equivalents.................................  $ 2,793.9      $ 1,779.2
  Accounts receivables, less allowance for doubtful accounts
    ($575.1 at June 30, 2002 and $550.4 at September 30,
    2001)...................................................    6,604.5        6,453.2
  Inventories (Note 12).....................................    5,242.6        5,101.3
  Deferred income taxes.....................................      772.5          980.2
  Other current assets (Note 12)............................    1,460.1        1,532.3
                                                              ---------      ---------
    Total current assets....................................   16,873.6       15,846.2
Net Assets of Discontinued Operations.......................    4,387.9       10,598.0
Construction in Progress -- Tyco Global Network.............      724.9        1,643.8
Tyco Global Network Placed in Service, Net..................      202.9          698.6
Property, Plant and Equipment, Net (Note 12)................   10,480.3        9,970.3
Goodwill, Net...............................................   26,953.9       23,264.0
Intangible Assets, Net......................................    6,522.1        5,476.9
Other Assets (Note 12)......................................    4,321.5        3,524.8
                                                              ---------      ---------
      TOTAL ASSETS..........................................  $70,467.1      $71,022.6
                                                              =========      =========
Current Liabilities:
  Loans payable and current maturities of long-term debt....  $ 5,411.3      $ 2,023.0
  Accounts payable..........................................    3,268.6        3,692.6
  Accrued expenses and other current liabilities (Note
    12).....................................................    5,576.3        5,181.8
  Contracts in process -- billings in excess of cost........      535.5          935.0
  Deferred revenue..........................................      733.2          973.5
  Income taxes payable......................................    2,003.0        1,845.0
                                                              ---------      ---------
    Total current liabilities...............................   17,527.9       14,650.9
Long-Term Debt..............................................   20,715.8       19,596.0
Other Long-Term Liabilities (Note 12).......................    5,311.3        4,736.9
                                                              ---------      ---------
      TOTAL LIABILITIES.....................................   43,555.0       38,983.8
                                                              ---------      ---------
Minority Interest...........................................       55.6          301.4
Shareholders' Equity:
  Preference shares, $1 par value, 125,000,000 shares
    authorized, one share outstanding at June 30, 2002 and
    September 30, 2001 (Note 6).............................         --             --
  Common shares, $0.20 par value, 2,500,000,000 shares
    authorized; 1,995,423,531 and 1,935,464,840 shares
    outstanding, net of 26,151,932 and 17,026,256 shares
    owned by subsidiaries at June 30, 2002 and September 30,
    2001, respectively (Note 6).............................      399.1          387.1
  Capital in excess:
    Share premium...........................................    8,146.4        7,962.8
    Contributed surplus, net of deferred compensation of
      $92.6 at June 30, 2002 and $85.3 at September 30,
      2001..................................................   14,997.9       12,561.3
  Accumulated earnings......................................    4,362.9       12,305.7
  Accumulated other comprehensive loss......................   (1,049.8)      (1,479.5)
                                                              ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY............................   26,856.5       31,737.4
                                                              ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $70,467.1      $71,022.6
                                                              =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                FOR THE QUARTERS       FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                              ---------------------   ----------------------
                                                                 2002        2001        2002        2001
                                                              ----------   --------   ----------   ---------
                                                              (RESTATED)              (RESTATED)
NET SALES...................................................  $ 9,103.7    $8,680.4   $26,293.8    $25,519.2
Cost of sales...............................................    5,806.0    5,388.2     16,670.4     15,877.1
Selling, general and administrative expenses................    1,999.4    1,574.4      5,851.8      4,734.3
Restructuring and other unusual charges, net................      180.4       42.8        604.1          8.1
Charges for the impairment of long-lived assets.............      239.4        2.8      2,591.1         27.9
Goodwill impairment.........................................      844.4         --        844.4           --
Write-off of purchased in-process research and
  development...............................................       13.4         --         13.4        184.3
                                                              ---------    --------   ---------    ---------
OPERATING INCOME (LOSS).....................................       20.7    1,672.2       (281.4)     4,687.5
Net gain (loss) on sale of common shares of a subsidiary....         --       64.1        (39.6)        64.1
Net (loss) on investments and gain on sale of businesses....       (6.5)    (129.9)      (147.5)       276.6
Interest income.............................................       35.3       25.1         84.4        107.6
Interest expense............................................     (285.6)    (204.0)      (749.5)      (681.9)
                                                              ---------    --------   ---------    ---------
(Loss) income from continuing operations before income taxes
  and minority interest.....................................     (236.1)   1,427.5     (1,133.6)     4,453.9
Income taxes................................................     (217.3)    (303.4)      (436.5)    (1,194.4)
Minority interest...........................................       (0.7)     (14.9)        (0.8)       (39.1)
                                                              ---------    --------   ---------    ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................     (454.1)   1,109.2     (1,570.9)     3,220.4
(Loss) income from discontinued operations of Tyco Capital,
  net of tax................................................   (2,235.3)      71.2     (6,293.6)        71.2
                                                              ---------    --------   ---------    ---------
(Loss) income before extraordinary items and cumulative
  effect of accounting changes..............................   (2,689.4)   1,180.4     (7,864.5)     3,291.6
Extraordinary items, net of tax.............................         --       (3.4)        (3.5)       (13.7)
Cumulative effect of accounting changes, net of tax.........         --         --           --       (683.4)
                                                              ---------    --------   ---------    ---------
NET (LOSS) INCOME...........................................  $(2,689.4)   $1,177.0   $(7,868.0)   $ 2,594.5
                                                              =========    ========   =========    =========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations..................  $   (0.23)   $  0.61    $   (0.79)   $    1.83
  (Loss) income from discontinued operations of Tyco
    Capital, net of tax.....................................      (1.12)      0.04        (3.17)        0.04
  (Loss) income before extraordinary items and cumulative
    effect of accounting changes............................      (1.35)      0.65        (3.96)        1.87
  Extraordinary items, net of tax...........................         --         --           --        (0.01)
  Cumulative effect of accounting changes, net of tax.......         --         --           --        (0.39)
  Net (loss) income per common share........................      (1.35)      0.65        (3.96)        1.47
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations..................  $   (0.23)   $  0.60    $   (0.79)   $    1.80
  (Loss) income from discontinued operations of Tyco
    Capital, net of tax.....................................      (1.12)      0.04        (3.17)        0.04
  (Loss) income before extraordinary items and cumulative
    effect of accounting changes............................      (1.35)      0.64        (3.96)        1.84
  Extraordinary items, net of tax...........................         --         --           --        (0.01)
  Cumulative effect of accounting changes, net of tax.......         --         --           --        (0.38)
  Net (loss) income per common share........................      (1.35)      0.64        (3.96)        1.45
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................    1,993.9    1,808.5      1,986.7      1,764.2
  Diluted...................................................    1,993.9    1,834.1      1,986.7      1,790.1
PRO FORMA RESULTS, EXCLUDING GOODWILL AMORTIZATION:
  Income from continuing operations.........................               $1,248.2                $ 3,590.6
  Basic earnings per common share...........................                  0.69                      2.04
  Diluted earnings per common share.........................                  0.68                      2.01
  Income before extraordinary items and cumulative effect of
    accounting changes......................................               $1,333.8                $ 3,676.2
  Basic earnings per common share...........................                  0.74                      2.08
  Diluted earnings per common share.........................                  0.73                      2.05
  Net income................................................               $1,330.4                $ 2,979.1
  Basic earnings per common share...........................                  0.74                      1.69
  Diluted earnings per common share.........................                  0.73                      1.66

           See Notes to Consolidated Financial Statements (Unaudited)

                            TYCO INTERNATIONAL LTD.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations....................  $(1,570.9)   $  3,220.4
Adjustments to reconcile net (loss) income from continuing
  operations to net cash provided by operating activities:
  Non-cash restructuring and other unusual charges, net.....      324.5          40.5
  Write-off of purchased in-process research and
    development.............................................       13.4         184.3
  Charges for the impairment of long-lived assets...........    2,591.1          27.9
  Goodwill impairment.......................................      844.4            --
  Minority interest in net income of consolidated
    subsidiaries............................................        0.8          39.1
  Net loss on investments and (gain) on sale of
    businesses..............................................      147.5        (276.6)
  Net loss (gain) on sale of shares of a subsidiary.........       39.6         (64.1)
  Charges related to prior years (See Note 1)...............      222.0            --
  Depreciation..............................................    1,098.8         917.2
  Goodwill and intangible assets amortization...............      417.1         645.5
  Deferred income taxes.....................................     (193.8)        116.8
  Debt and refinancing cost amortization....................      129.2          70.1
  Other non-cash items......................................       86.6          58.6
    Changes in assets and liabilities, net of the effects of
     acquisitions and divestitures:
      Accounts receivable and contracts in progress.........      644.6        (150.3)
      (Decrease in) proceeds under sale of accounts
       receivable program...................................     (113.6)         50.0
      Inventories...........................................      (49.6)       (698.1)
      Other current assets..................................      (63.6)        214.8
      Accounts payable......................................     (746.5)       (141.7)
      Accrued expenses and other current liabilities........     (111.1)       (475.3)
      Income taxes..........................................      151.9         353.0
      Deferred revenue......................................      (52.8)        301.9
      Other.................................................       42.1          70.2
                                                              ---------    ----------
        Net cash provided by operating activities from
        continuing operations...............................    3,851.7       4,504.2
        Net cash provided by (used in) operating activities
        from discontinued operations........................    1,462.9        (144.2)
                                                              ---------    ----------
        Net cash provided by operating activities...........    5,314.6       4,360.0
                                                              ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............   (1,411.3)     (1,367.5)
Construction in progress--Tyco Global Network...............     (982.6)     (1,307.5)
Acquisition of businesses, net of cash acquired.............   (2,756.8)     (8,820.7)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...............................................     (520.8)       (540.6)
Disposal of businesses, net of cash sold....................         --         904.1
Net proceeds from (purchases of) investments................       46.9        (155.3)
Other.......................................................     (141.3)       (229.4)
                                                              ---------    ----------
        Net cash used in investing activities from
        continuing operations...............................   (5,765.9)    (11,516.9)
        CIT cash balance acquired...........................         --       2,156.4
        Net cash provided by investing activities from
        discontinued operations.............................    2,684.3         816.2
                                                              ---------    ----------
        Net cash used in investing activities...............   (3,081.6)     (8,544.3)
                                                              ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt......................................    3,814.1       6,595.5
Proceeds from sale of common shares.........................         --       2,196.6
Proceeds from exercise of options...........................      186.3         480.7
Dividends paid..............................................      (75.0)        (65.7)
Repurchase of Tyco common shares............................     (789.1)     (1,254.3)
Repurchase of minority interest shares of subsidiary........         --        (216.4)
Capital contribution to Tyco Capital........................     (200.0)       (275.0)
Other.......................................................       (7.4)        (12.6)
                                                              ---------    ----------
        Net cash provided by financing activities from
        continuing operations...............................    2,928.9       7,448.8
        Net cash used in financing activities from
        discontinued operations.............................   (2,874.6)     (1,928.2)
                                                              ---------    ----------
        Net cash provided by financing activities...........       54.3       5,520.6
                                                              ---------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    2,287.3       1,336.3
CIT'S CASH AND CASH EQUIVALENTS TRANSFERRED TO DISCONTINUED
  OPERATIONS................................................   (1,272.6)       (900.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    1,779.2       1,264.8
                                                              ---------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 2,793.9    $  1,700.9
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

    Mr. Breen joined the Company subsequent to the end of the Third Quarter 2002. Particularly because Mr. Breen has been employed by the Company for less than three weeks, the Company emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this 10-Q Report. Mr. Breen has not been at Tyco long enough to have conducted an in-depth review of Tyco's accounting. However, Mr. Breen has initiated an in-depth review of Tyco's accounting beginning with fiscal year 1999 and extending into the fourth quarter of the current fiscal year. Additional information on the nature and scope of this review is provided on p. 49.

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

    The Division of Corporation Finance of the U.S. Securities and Exchange Commission ("SEC") is performing a full review of Tyco's most recent Form 10-K and subsequent Form 10-Q filings. The SEC Staff review is ongoing and we are in the process of responding to many questions regarding various accounting and disclosure matters. To date the areas of comment include, among others, adequacy of disclosures and explanations in the Footnotes and MD&A, acquisition integration plans and related

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
purchase accounting liabilities, accounting for the purchase of security monitoring contracts and segment data. During the course of the review, the SEC Staff may raise comments with respect to other accounting or disclosure matters. However, the Company is filing this quarterly report on Form 10-Q/A to restate the Consolidated Financial Statements and Management's Discussion and Analysis based upon items that have been resolved thus far. We cannot predict when this review will be completed or the nature of other amendments that may be required as a result of this review.

    In addition, the Company's outside counsel Boies, Schiller & Flexner LLP ("Boies") has conducted an investigation reviewing: (1) transactions between the Company and its former Chief Executive Officer, certain other former and current officers of the Company and members of the Board of Directors and (2) the accounting for those and certain other transactions. Based on the Boies firm's completion of the initial phase of its investigation, the Company filed a Form 8-K report on September 17, 2002.

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

    RESTATEMENT--As described in Note 1 to the Company's Consolidated Financial Statements in its Form 10-K/A for the year ended September 30, 2001, the Company is reimbursed by dealers for certain costs incurred by the Company under ADT's authorized dealer program. The Company has restated its Consolidated Financial Statements and the related disclosures for the quarter and nine months ended June 30, 2002 to record as a deferred credit the amount by which dealer reimbursements exceed the actual costs incurred by the Company during these periods (resulting in decreases to net income of $25.5 million and $80.7 million, respectively). The deferred credit is being amortized on a straight-line basis over ten years. Financial statements for periods prior to fiscal 2002 have not been restated. However, we have recorded the effect of the charge related to prior years as well as certain other charges, as discussed below in "Charges Relating to Prior Years Recorded in Fiscal 2002" (resulting in a decrease to net income of $199.7 million for the nine months ended June 30,
2002). In addition, the Company has restated its Consolidated Financial Statements and the related disclosures to reflect the elimination of certain inter-company sales and the associated margin between the Company's Engineered Products and Services and Electronics' segments (resulting in decreases to revenues of $20.0 million and $121.0 million and a decrease to net income of $2.7 million and an increase of $1.1 million for the quarter and nine months ended June 30, 2002, respectively), and to adjust the amount of capitalized interest (resulting in a decrease to net income of $10.4 million for the quarter and nine months ended June 30, 2002). The Company has also restated its financial statement disclosures to reflect a reduction of operating income of $42.0 million in the Electronics segment, offset by a reduction of corporate operating expenses for the same amount (resulting in no change to net income) for the nine months ended June 30, 2002. In addition, due to changes in the assumed tax rates, the Company increased the goodwill impairment charge by $218.6 million in the Telecommunications reporting unit and $112.8 million in the Tyco Infrastructure reporting unit during the quarter and nine months ended June 30, 2002. The Company also reduced its loss on the write-off of investments due to the reduction in book value of an investment by $39.6 million in the nine months

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
ended June 30, 2002. The restatement results in an aggregate decrease in sales of $20.0 million and $121.0 million and an increase in net loss of $370.0 million and $581.5 million for the quarter and nine months ended
June 30, 2002, respectively.

    The impact of the restatement on the Consolidated Statements of Operations and Consolidated Balance Sheet is as follows ($ in millions, except per share date):

                                                    TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------------------------------
                                                          QUARTER ENDED             NINE MONTHS ENDED
                                                          JUNE 30, 2002               JUNE 30, 2002
                                                    -------------------------   -------------------------
                                                      AMOUNT                      AMOUNT
                                                    PREVIOUSLY                  PREVIOUSLY
                                                     REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                                    -----------   -----------   -----------   -----------
                                                           (UNAUDITED)                 (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Net sales.......................................   $ 9,123.7     $ 9,103.7     $26,414.8     $26,293.8
  Operating income................................       392.6          20.7         366.4        (281.4)
  Income (loss) from continuing operations before
    income taxes..................................       150.6        (236.1)       (454.9)     (1,133.6)
  Loss from continuing operations.................       (84.1)       (454.1)       (989.4)     (1,570.9)
  Net loss........................................    (2,319.4)     (2,689.4)     (7,286.5)     (7,868.0)
  Diluted loss per common share...................       (1.16)        (1.35)        (3.67)        (3.96)
CONSOLIDATED BALANCE SHEET:
  Tyco Global Network.............................   $   946.5     $   927.8
  Goodwill, net...................................    27,077.0      26,953.9
  Total assets....................................    70,599.5      70,467.1
  Total liabilities...............................    43,341.6      43,555.0
  Accumulated earnings............................     4,944.3       4,362.9
  Total shareholders' equity......................    27,202.3      26,856.5

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have been recorded effective
October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit which would have been amortized, as described in Note 1 to the Company's Form 10-K/A for the year ended September 30, 2001 is $185.9 million.

    - The Company determined that the net gain of $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million.

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
    - As described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 which is being filed concurrently with this Form 10-Q/A, the Company identified several adjustments, both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million.

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
                                                               =====      =====      ======     ======

------------------------

(1) Of the $125.4 million pre-tax charges relating to fiscal 2001, $67.4 million and $111.5 million relates to the quarter and nine months ended June 30, 2001.

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
                                                             ==========     ==========         ======

                            TYCO INTERNATIONAL LTD.

2. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED)
    During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit ratings, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. The Company prepared valuations of its CIT subsidiary, utilizing a discounted cash flows approach updated for current information and considering various marketplace assumptions, which indicated a range of values from impairment of $750 million to excess fair value of $1.5 billion. Based on management's belief that CIT would be separated from Tyco, receive an upgrade in its credit ratings, and regain access to the unsecured credit markets, the Company initially concluded that CIT had an excess of fair market value over net book value. Accordingly, management did not believe that there was an impairment of goodwill of CIT as of March 31, 2002.

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
                                                               ==========        ========

3. ACQUISITIONS

   During the first nine months of fiscal 2002, the Company purchased businesses for an aggregate cost of $4,822.3 million, consisting of $2,756.8 million in cash, net of $155.3 million of cash acquired, the issuance of approximately
47.6 million common shares valued at $1,917.6 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($101.9 million of the put option rights have been paid in cash). The Company purchased all of the voting equity interests in each of the businesses acquired. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom. In addition, the Company recorded $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt. Fair value of debt of acquired companies aggregated $790.2 million. During the nine months, the Company paid $381.7 million of cash for purchase accounting liabilities related to

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
current and prior years' acquisitions. In addition, the Company paid cash of approximately $139.1 million relating to holdback and earn-out liabilities primarily related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquired company's net assets or purchase price paid over time. "Earn-out" liabilities are payments to the sellers that are the result of the acquired company having achieved certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth over a specified period of time, and are accrued when the milestones are met and contingent consideration becomes determinable and distributable. At June 30, 2002, the Company had a contingent liability of $80 million related to the acquisition of Com-Net by the Electronics segment. The $80 million was payable to the former shareholders of Com-Net only after the construction and installation of the communications system is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at June 30, 2002, as the outcome of this contingency cannot be reasonably determined. The Company also issued 44,139 common shares valued at $2.3 million relating to earn-out liabilities during the nine months. The value of these earn-out common shares is based upon the higher of the closing stock price on the day the shares were issued or the day prior to issuance. The cash portions of acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    At the time each acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed in the first nine months of fiscal 2002, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, Tyco recorded approximately $4,112.2 million in goodwill and $1,649.0 million in other intangible assets during the nine months ended June 30, 2002. During the quarter ended June 30, 2002, the Company recorded the estimated fair value of intangible assets acquired related to its acquisition of Sensormatic using among other factors, appraisals, in the amount of $559.0 million. The $559.0 million consists of the following: developed technology of $343.5 million, trademarks of $135.9 million, customer base of $66.2 million, and in-process research and development of $13.4 million. These amounts include adjustments consisting of a $109.2 million increase to goodwill and a $30.2 million decrease to other intangible assets related to fair value adjustments associated with prior year acquisitions. The adjustments to goodwill relate primarily to fiscal 2001 acquisitions of Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, Edison Select ("Edison"), acquired in August 2001, Deutsche Armaturen AG ("DAAG"), acquired in September 2001, and Scott Technologies ("Scott"), acquired in May 2001. Adjustments to goodwill for LPS relate to the closure of a manufacturing plant and the adjustment of certain opening balance sheet items, primarily property, plant and equipment, and inventory write-downs. Finalization of the exit plan relating to the LPS acquisition was completed during the quarter ended December 31, 2001. Adjustments to goodwill for Edison relate primarily to severance, and to a lesser extent, facility closures and the adjustment of certain opening balance sheet items to fair value. Adjustments to goodwill for DAAG relate primarily to facility closures and related severance and the adjustment of certain opening balance sheet items to fair value. Adjustments to goodwill for Scott relate primarily to the

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
accrual of an environmental reserve resulting from the finalization of the environmental study during the six months ended March 31, 2002.

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

Accounts receivables........................................  $  529.9
Inventories.................................................     294.5
Prepaid expenses and other current assets...................     156.4
Property, plant and equipment, net..........................     335.8
Goodwill....................................................   4,347.8
Intangible assets...........................................   1,649.0
Other assets................................................     488.8
                                                              --------
                                                               7,802.2
                                                              --------
Accounts payable............................................     209.4
Accrued expenses and other current liabilities..............   1,025.5
Holdback/earn-out liabilities...............................     169.0
Other long-term liabilities.................................     (20.8)
Fair value of debt assumed..................................     790.2
Minority interest...........................................    (248.9)
                                                              --------
                                                               1,924.4
                                                              --------
                                                              $5,877.8
                                                              ========
Cash consideration paid (net of $155.3 million of cash
  acquired).................................................  $2,756.8
Share consideration paid and fair value of stock options and
  pre-existing put option rights assumed(1).................   3,121.0
                                                              --------
                                                              $5,877.8
                                                              ========

------------------------------

(1) The value of common shares issued is based upon the average of the volume-weighted average trading prices on the New York Stock Exchange for three days before and three days after the measurement date. The stock options assumed relate to the acquisition of Sensormatic in the first quarter of fiscal 2002 and the acquisition of Mallinckrodt in fiscal 2001. The value of the stock options was determined using the Black-Scholes valuation model based on the following assumptions: 39.0% volatility for Sensormatic and 36% volatility for Mallinckrodt; two-year expected life for in-the-money options and three-year expected life for out-of-the-money options, except if the remaining term of the options was less, in which case one-half of the remaining term was used; annual dividends of $0.05; and risk-free interest rates based on U.S. stripped Treasuries.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)

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

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
    In addition to the acquisitions listed above, Tyco paid cash of $1,074.6 million to acquire approximately 1.1 million customer contracts for electronic security services through its dealer program and $453.0 million to acquire approximately 118 other smaller companies. The acquisitions were comprised primarily of businesses which: manufacture a broad range of electronic products; manufacture a wide range of products used in the disposable medical products industry as well as other plastic products; manufacture valves and related products; manufacture fire and security products; and provide electronic security services. All acquisitions were integrated within the Electronics, Fire and Security Services, Healthcare and Specialty Products, or Engineered Products and Services segments.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2002 purchase acquisitions ($ in millions):

                                                                                          DISTRIBUTOR &
                                                                                            SUPPLIER
                                              SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                         --------------------   ---------------------   -----------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                         ---------   --------   ----------   --------   -----------------   --------   --------
Fiscal 2002 acquisition liabilities....    4,765      $ 91.7       142        $54.4           $ 3.0          $ 33.1     $182.2
Fiscal 2002 utilization................   (2,755)      (44.6)      (49)        (5.6)           (0.8)          (18.8)     (69.8)
                                          ------      ------       ---        -----           -----          ------     ------
Balance at June 30, 2002...............    2,010      $ 47.1        93        $48.8           $ 2.2          $ 14.3     $112.4
                                          ======      ======       ===        =====           =====          ======     ======

    Purchase accounting liabilities recorded during the nine months ended
June 30, 2002 consist of $91.7 million for severance and related costs;
$54.4 million for costs associated with the shut down and consolidation of certain facilities, including unfavorable leases, lease terminations and other related fees, and other costs; $3.0 million for distributor and supplier contractual cancellation fees; and $33.1 million for transaction and other costs.

    In connection with fiscal 2002 purchase acquisitions, Tyco began to formulate plans at the date of each acquisition for workforce reductions and the closure and consolidation of an aggregate of 142 facilities. The costs of employee terminations relate to the elimination of 3,040 positions in the United States, 691 positions in Europe, 527 positions in Canada, 338 positions in Latin America and 169 positions in the Asia-Pacific region, consisting primarily of manufacturing and distribution, administrative, technical and sales and marketing personnel. Facilities designated for closure include 69 facilities in the United States, 44 facilities in Europe, 19 facilities in the Asia-Pacific region, 7 facilities in Canada and 3 facilities in Latin America, consisting primarily of administrative offices, sales offices, manufacturing plants and distribution centers. At June 30, 2002, 2,755 employees had been terminated and 49 facilities had been closed or consolidated related to fiscal 2002 acquisitions.

    In connection with the purchase acquisitions consummated during Fiscal 2002, liabilities for approximately $47.1 million for severance and related costs, $48.8 million for the shutdown and consolidation of acquired facilities, $2.2 million for distributor and supplier contractual cancellation fee and $14.3 million in transaction and other direct costs remained on the Consolidated Balance Sheet at June 30, 2002. The Company expects that the termination of employees and consolidation of facilities related to all such acquisitions will be substantially complete within one year of plan finalization, except for certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions excluding CIT ($ in millions):

                                                                                         DISTRIBUTOR &
                                                                                           SUPPLIER
                                             SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                        --------------------   ---------------------   -----------------   --------
                                        NUMBER OF              NUMBER OF
                                        EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                        ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30, 2001.........    2,069     $ 162.9        177       $261.3         $ 85.6          $ 51.5    $ 561.3
Additions to fiscal 2001 acquisition
  liabilities.........................    8,347       182.1        334         78.9           26.4            49.9      337.3
Fiscal 2002 utilization...............   (5,874)     (143.2)      (310)       (49.4)         (39.3)          (51.0)    (282.9)
Reclassifications.....................       --        30.6         --        (36.4)            --           (19.1)     (24.9)
Reduction of estimates of fiscal 2001
  acquisition liabilities.............   (1,015)      (14.9)       (79)       (12.8)         (13.9)           (9.6)     (51.2)
                                         ------     -------       ----       ------         ------          ------    -------
Balance at June 30, 2002..............    3,527     $ 217.5        122       $241.6         $ 58.8          $ 21.7    $ 539.6
                                         ======     =======       ====       ======         ======          ======    =======

    During the first nine months of fiscal 2002, we recorded additions to purchase accounting liabilities as we continued to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Microser S.L. (integrated within the Electronics segment), DAAG, Edison and SecurityLink (the electronic security systems businesses of Cambridge Protection Industries, L.L.C.), among others. These changes in estimates resulted in additional purchase accounting liabilities of $337.3 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 5,116 positions in the United States, 2,514 positions in Europe, 457 positions in Asia-Pacific region, 182 positions in Latin America and 78 positions in Canada, consisting of manufacturing, administrative, technical, and sales and marketing personnel. Additional facilities designated for closure include 209 facilities in the United States, 96 facilities in Europe, 22 facilities in the Asia-pacific region, 3 facilities in Canada and 4 facilities in Latin America, consisting primarily of sales and administrative offices and manufacturing plants. The decision to close these facilities and exit certain product lines, resulted in additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs to be accrued.

    During the nine months ended June 30, 2002, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $51.2 million primarily because actual costs were less than originally estimated since the Company severed fewer employees and closed fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

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

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2000 and prior years purchase acquisitions ($ in millions):

                                                                                          DISTRIBUTOR &
                                                                                            SUPPLIER
                                              SEVERANCE              FACILITIES         CANCELLATION FEES    OTHER
                                         --------------------   ---------------------   -----------------   --------
                                         NUMBER OF              NUMBER OF
                                         EMPLOYEES   RESERVE    FACILITIES   RESERVE         RESERVE        RESERVE     TOTAL
                                         ---------   --------   ----------   --------   -----------------   --------   --------
Balance at September 30, 2001..........    1,886      $ 48.5        69        $ 48.8          $ 7.6          $ 35.9     $140.8
Additions to fiscal 2000 and prior
  years liabilities....................       --         0.5        --           0.4             --             0.4        1.3
Fiscal 2002 utilization................     (878)      (14.4)      (13)         (6.6)          (1.6)           (6.6)     (29.2)
Reclassifications......................       --         1.6        --          (3.8)            --             2.1       (0.1)
Reduction of estimates of fiscal 2000
  and prior years acquisition
  liabilities..........................     (664)      (15.6)      (25)        (14.6)          (1.7)          (18.8)     (50.7)
                                           -----      ------       ---        ------          -----          ------     ------
Balance at June 30, 2002...............      344      $ 20.6        31        $ 24.2          $ 4.3          $ 13.0     $ 62.1
                                           =====      ======       ===        ======          =====          ======     ======

    During the nine months ended June 30, 2002, the Company reduced its estimate of purchase accounting liabilities relating primarily to fiscal 2000 acquisitions by $50.7 million and, accordingly, goodwill and related deferred tax assets were reduced by an equivalent amount. These reductions resulted primarily from costs being less than originally anticipated, since the Company severed fewer employees and closed fewer facilities due to revisions to integration plans. As a result of the reduction in headcount by 664 and facilities by 25, we reduced our original estimates.

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

    Tyco has not yet finalized its business integration plans for fiscal 2002 acquisitions and those completed within the last quarter of fiscal 2001. Accordingly, purchase accounting liabilities are subject to revision in future quarters. There are approximately 60 acquisitions, with estimated purchase accounting liabilities additions aggregating approximately $130 million, for which business integration plans have not been finalized. Individually, other than Sensormatic, Paragon, Eberle and CII, none of these acquisitions are expected to have increases in purchase accounting liabilities in excess of $5 million as of June 30, 2002. With regards to Sensormatic, Paragon, Eberle and CII, approximately $40 million, $30 million, $8 million, and $5 million, respectively, of additional purchase accounting liabilities will be recorded for additional severance, facility closures and other costs related to the finalization of the integration plans. As part of the finalization of business plans, the Company has engaged third-party valuation firms to independently appraise the fair value of certain assets acquired. Tyco is still in the process of obtaining independent valuations in order to finalize estimates for the fair values of assets acquired and liabilities assumed.

    At June 30, 2002, holdback/earn-out liabilities of $277.7 million remained on the Consolidated Balance Sheet, of which $126.5 million are included in accrued expenses and other current liabilities and $151.2 million are included in other long-term liabilities. In addition, a total of $714.1 million of purchase

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
accounting liabilities remained on the Consolidated Balance Sheet, of which $460.8 million are included in accrued expenses and other current liabilities and $253.3 million are included in other long-term liabilities. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

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

    The pro forma data presented for the nine months ended June 30, 2002 has been restated to reflect the restatement items described in Note 1. The pro forma data for the nine months ended June 30, 2001 has been restated to reflect the effect of businesses acquired during fiscal 2001. This restatement has no effect on the historical consolidated financial statements of the Company.

                                                                       FOR THE NINE MONTHS
                                                                         ENDED JUNE 30,
                                                       ---------------------------------------------------
                                                               2002(1)                    2001(2)
                                                       ------------------------   ------------------------
                                                         AMOUNT                     AMOUNT
                                                       PREVIOUSLY                 PREVIOUSLY
                                                        REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                       ----------   -----------   ----------   -----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales............................................  $26,932.6     $26,804.0    $27,801.1     $29,587.7
Income from continuing operations....................   (1,016.1)     (1,584.2)     3,262.6       3,361.1
Net (loss) income....................................   (7,313.2)     (7,881.3)     2,636.7       2,664.0
Basic (loss) earnings per common share:
  (Loss) income from continuing operations...........      (0.51)        (0.79)        1.78          1.72
  Net (loss) income..................................      (3.65)        (3.94)        1.44          1.36
Diluted (loss) earnings per common share:
  (Loss) income from continuing operations...........      (0.51)        (0.79)        1.76          1.70
  Net (loss) income..................................      (3.65)        (3.94)        1.42          1.34

------------------------------

(1) Includes charges for the impairment of long-lived assets of $2,591.1 million; restructuring and other unusual charges of
    $863.7 million; goodwill impairment charge of $844.4 million; loss on investments of $147.5 million; loss from discontinued operations of $6,293.6 million, net of tax; charges related to prior years of $261.6 million (see Note 1); and extraordinary items of $3.5 million, net of tax. Excludes charges of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic discussed in Note 8.

(2) Includes a net gain on sale of businesses and investments of $276.6 million consisting of a $406.5 million net gain related primarily to the sale of ADT Automotive, partially offset by a loss of $129.9 million related to the write-down of an investment; a net gain of $64.1 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $27.9 million; restructuring and other unusual charges totaling $86.9 million; extraordinary items of $13.7 million, net of tax; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes charges of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 8.

                            TYCO INTERNATIONAL LTD.

3. ACQUISITIONS (CONTINUED)
    During fiscal 2001, Tyco entered into an agreement to acquire C.R.
Bard, Inc., a healthcare products manufacturer. On February 6, 2002, Tyco and C.R. Bard, Inc. mutually terminated the merger agreement. Each party bore its own costs, and no break up fee was paid.

    During fiscal 2002, Tyco entered into an agreement to acquire McGrath RentCorp, a leading provider of modular offices and classrooms and electronic test equipment. On July 1, 2002, McGrath RentCorp elected to terminate the transaction agreement. Tyco reimbursed McGrath's cost and expenses in the amount of $1.25 million.

    In October 2000, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses and investments of $276.6 million, consisting of $410.4 million net gain principally related to the sale of ADT Automotive, partially offset by a loss of $133.8 million related to the write-down of an investment. The gain is net of direct and incremental costs of the transaction, including $60.7 million of special, non-recurring bonuses paid to key employees.

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

                            TYCO INTERNATIONAL LTD.

4. DEBT (CONTINUED)
    In November 2001, TIG sold E500.0 million 4.375% notes due 2005,
E685.0 million 5.5% notes due 2009, L200.0 million 6.5% notes due 2012 and L285.0 million 6.5% notes due 2032, utilizing capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of all four tranches were the equivalent of $1,726.6 million and were used to repay borrowings under TIG's commercial paper program.

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

                            TYCO INTERNATIONAL LTD.

5. (LOSS) EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted (loss) earnings per common share are as follows (in millions, except per share data):

                                                     FOR THE QUARTER                   FOR THE QUARTER
                                             ENDED JUNE 30, 2002 (RESTATED)          ENDED JUNE 30, 2001
                                             -------------------------------   -------------------------------
                                                                   PER SHARE                         PER SHARE
                                               LOSS      SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                             --------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing
  operations...............................  $(454.1)   1,993.9     $(0.23)    $1,109.2   1,808.5      $0.61
  Stock options............................       --         --                      --      22.4
  Exchange of convertible debt due 2010....       --         --                     0.4       3.2
                                             -------    -------                --------   -------

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations,
    giving effect to dilutive
    adjustments............................  $(454.1)   1,993.9     $(0.23)    $1,109.6   1,834.1      $0.60
                                             =======    =======                ========   =======

                                                    FOR THE NINE MONTHS                FOR THE NINE MONTHS
                                               ENDED JUNE 30, 2002 (RESTATED)          ENDED JUNE 30, 2001
                                              --------------------------------   -------------------------------
                                                                     PER SHARE                         PER SHARE
                                                LOSS       SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                              ---------   --------   ---------   --------   --------   ---------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing
    operations..............................  $(1,570.9)  1,986.7     $(0.79)    $3,220.4   1,764.2      $1.83
  Stock options.............................         --        --                      --      22.5
  Exchange of convertible debt due 2010.....         --        --                     0.8       3.4
                                              ---------   -------                --------   -------

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income from continuing operations,
    giving effect to dilutive adjustments...  $(1,570.9)  1,986.7     $(0.79)    $3,221.2   1,790.1      $1.80
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

6. SHAREHOLDERS' EQUITY

    Included within Tyco's outstanding common shares at June 30, 2002 and September 30, 2001 are 3,252,864 and 4,243,108 common shares, respectively, representing the assumed exchange of 4,709,540 and 6,143,199 exchangeable shares (at 0.6907 of a Tyco common for each exchangeable share) of CIT
Exchangeco Inc., a wholly-owned subsidiary of CIT Group Inc. Tyco also has authorized 125,000,000 preference shares, par value of $1 per share, at June 30, 2002 and September 30, 2001, of which one

                            TYCO INTERNATIONAL LTD.

6. SHAREHOLDERS' EQUITY (CONTINUED)
such share has been issued and designated a special voting preference share. This preference share provides a mechanism by which the holders of outstanding exchangeable shares exercise their voting, dividend and liquidation rights, which are equivalent to those of Tyco common shareholders, except that each exchangeable share is equivalent to 0.6907 of a Tyco common share. In connection with the IPO of CIT, the exchangeable shares were redeemed effective July 5, 2002 through the issuance of 3,243,322 Tyco common shares. As a result, no one is entitled to exercise the rights attaching to the preference share.

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

7. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS)

    The following table summarizes activity for the nine months of fiscal 2002 with respect to Tyco's restructuring and other unusual charges excluding impairments of long-lived assets and goodwill which are discussed in Notes 9 and 14 ($ in millions):

                                                                                      INVENTORY-
                                            SEVERANCE          FACILITIES-RELATED      RELATED      OTHER
                                       --------------------   ---------------------   ----------   --------
                                       NUMBER OF              NUMBER OF
                                       EMPLOYEES   RESERVE    FACILITIES   RESERVE     RESERVE     RESERVE     TOTAL
                                       ---------   --------   ----------   --------   ----------   --------   --------
Balance at September 30, 2001,
  reclassified.......................    6,045     $ 144.8        161      $  92.0      $    --     $103.4    $ 340.2
Fiscal 2002 charges..................    8,807       204.5         92        289.1        259.6      124.0      877.2
Fiscal 2002 reversals................       (8)       (1.7)        (7)       (11.0)          --       (0.8)     (13.5)
Fiscal 2002 utilization..............   (9,411)     (198.5)      (112)      (129.0)      (137.6)     (95.5)    (560.6)
                                        ------     -------       ----      -------      -------     ------    -------
Balance at June 30, 2002.............    5,433     $ 149.1        134      $ 241.1      $ 122.0     $131.1    $ 643.3
                                        ======     =======       ====      =======      =======     ======    =======

    During the nine months ended June 30, 2002, Tyco recorded restructuring and other unusual charges of $877.2 million related primarily to the closure of manufacturing plants, administrative offices, warehouses and sales offices within the Electronics segment. The Electronics segment has experienced continued softness in demand in certain end markets, especially in the communications marketplace. In addition, Tyco Telecommunications (formerly TyCom) has experienced a weakness in demand for both new cable construction and capacity sales on the Tyco Global Network ("TGN"). As a result, management implemented plans within this segment during the quarter ended March 31, 2002 to reduce the number of manufacturing plants, warehouses and sales/administrative offices, along with the related employees, to a size appropriate for the current business environment.

    Included in the facility related costs of $289.1 million is $178.5 million of various contract cancellations, $84.9 million of facility closure costs and $25.7 million related to a lease commitment. The contract cancellations of $178.5 million primarily relate to raw material purchase commitments at our manufacturing facilities and the exiting of a building construction contract to build a telexchange center for the TGN. Facility closure costs of $84.9 million primarily represent lease commitments related to 92 facilities to be exited, mainly manufacturing plants and sales and administrative offices. The equipment charges of $25.7 million relate to machinery and equipment lease commitments on machinery used in the communications businesses that we expect to dispose of as a result of diminished capacity requirements.

                            TYCO INTERNATIONAL LTD.

7. RESTRUCTURING AND OTHER UNUSUAL CHARGES (CREDITS) (CONTINUED)
    Included within the charges of $877.2 million are inventory write-downs of $244.5 million and unusual charges of $15.1 million, both of which have been included in cost of sales. The $244.5 million is principally made up of a $237.9 million inventory write-downs, primarily raw materials, within the Electronics segment. The inventory write-downs are due to excess inventory levels and discontinued product lines which resulted from the continued slow down in the communications market and the canceling and reconfiguring of segments of the TGN. Of the $244.5 million, $122.5 million of inventory has been scrapped as of June 30, 2002. The remaining $122.0 million of written-off inventory will be scrapped in the next three to nine months. There were no significant sales of previously written-down or written-off inventory during the nine months ended June 30, 2002. The $15.1 million relates to the sale of inventory, which had been written-up under purchase accounting. The
$877.2 million includes other charges of $124.0 million consisting of $76.0 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and the remaining $48.0 million primarily relates to an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment. During the nine months ended June 30, 2002, the Electronics and Fire and Security Services segments recorded restructuring credits totaling $13.5 million primarily relating to a revision in estimates of the facilities charge recorded during the quarter ended March 31, 2002.

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

    At June 30, 2002, there remained a total of $643.3 million in reserves for restructuring and other unusual charges on the Consolidated Balance Sheet, of which $498.5 million is included in accrued expenses and other current liabilities and $144.8 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities to which all of the above charges relate will be substantially completed within one year, except for certain long-term contractual obligations.

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

9. IMPAIRMENTS

    The Company periodically evaluates the net realizable value of long-lived assets relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the fair value of the asset is less than its carrying value. During the quarter and nine months ended June 30, 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $239.4 million and $2,591.1 million, respectively.

    During the nine months ended June 30, 2002, the Electronics segment recorded a charge of $2,351.4 million related to the impairment of the TGN
($2,181.4 million), and property, plant and equipment ($170.0 million) associated with the closure of facilities as discussed in Note 7. The fiberoptic capacity available in the market continues to significantly exceed overall market demand, creating sharply declining prices and reduced anticipated future cash flows. Further, based on available industry outlook information published in February 2002, prices are expected to decline at a greater rate than previously projected.

    The Company has assessed the carrying value of the TGN using an analysis that employs estimates as to current and future market pricing, demand and network completion costs. This analysis is highly sensitive to changes in those estimates noted above. Based upon management's estimates, the Company concluded that the value of its fiberoptic network, which is carried at cost, was impaired and consequently recorded an impairment charge during the quarter ended
March 31, 2002. The amount of the impairment was based upon the difference between the carrying value of each asset group and the estimated fair value of those assets groups as of March 31, 2002. The estimated fair value of each asset group was determined using an income (discounted cash flow) approach. The cash flows forecasts were prepared using the fifteen year estimated weighted average useful life of each of the TGN asset groups. Probability factors were applied to various scenarios weighing the likelihood of each possible outcome. Then, each cash flow forecast was discounted using a weighted average cost of capital of 15% similar to that used for SFAS 142 purposes, which was prepared by an independent appraiser as part of services

                            TYCO INTERNATIONAL LTD.

9. IMPAIRMENTS (CONTINUED)
rendered in evaluating the Company's enterprise value. Based upon these analyses, the sum of the expected future discounted cash flows was subtracted from the carrying values of the asset groups resulting in an impairment loss for the TGN. The entire TGN placed in service was written-off at that time, as well as a portion of construction in progress of the TGN. We reconsidered the factors noted above, such as projected operating results, business plans and an estimate of discounted future cash flows, in order to retest the carrying value of the TGN for a further impairment at June 30, 2002. We determined that no additional impairment was needed; however, changes to these forecasts and assumptions could lead to further impairment of the TGN in future periods. Accordingly, $946.5 million of Construction in Progress--TGN and TGN Placed in Service is on the Consolidated Balance Sheet at June 30, 2002, as compared to
$2,342.4 million at September 30, 2001.

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

    During the nine months ended June 30, 2002, the Fire and Security Services segment recorded a charge of $105.1 million related to the impairment of property, plant and equipment associated with the termination of a software development project. The software development project related to a strategy to develop a new comprehensive integrated customer database and associated applications. Since inception of the project, the Company evolved substantially because of acquisitions and the centralization of certain functions. During fiscal 2002, management, with the assistance of a third-party consultant, performed a full evaluation to determine the information technology needs of the Fire and Security business relative to where it stood then and expectations for it over the near future. As a result of this review, completed in the third quarter of 2002, the Company determined that the project as it was being developed did not fit with either the then current state or the expected evolution of the business. As a result, the Company decided to abandon the project, which was still in the development and testing stage, resulting in the write-off of capitalized costs of $105.1 million in the quarter ended June 30, 2002.

    During the nine months ended June 30, 2002, the Engineered Products and Services segment recorded a charge of $6.8 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 7.

    Also during the nine months ended June 30, 2002, the Company recognized a $147.5 million loss on equity investments, primarily related to its investment in FLAG Telecom Holdings Ltd. ("FLAG"), when it became evident that the declines in fair value of FLAG and other investments were other than temporary.

    During the nine months ended June 30, 2001, the Company recorded charges totaling $27.9 million related primarily to the impairment of property, plant and equipment associated with the closure of manufacturing plants discussed in
Note 7.

    See Note 14, "Goodwill and Other Intangible Assets," for further information regarding the $844.4 million estimated impairment of goodwill on continuing operations during the quarter ended June 30, 2002.

                            TYCO INTERNATIONAL LTD.

10. COMPREHENSIVE (LOSS) INCOME

    Total comprehensive (loss) income from continuing operations and its components are as follows ($ in millions):

                                                        FOR THE QUARTERS       FOR THE NINE MONTHS
                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                      ---------------------   ----------------------
                                                         2002        2001        2002        2001
                                                      ----------   --------   ----------   ---------
                                                      (RESTATED)              (RESTATED)
Net (loss) income...................................  $(2,689.4)   $1,177.0   $(7,868.0)   $ 2,594.5
  Unrealized (loss) gain on securities, net of
    tax.............................................       (3.8)     (110.7)      117.4     (1,099.0)(1)
  Changes in fair values of derivatives qualifying
    as cash flow hedges.............................       (1.0)       (1.7)        0.9         (1.7)
  Foreign currency translation adjustment...........      713.4       (97.9)      285.2       (395.2)
                                                      ---------    --------   ---------    ---------
Total comprehensive (loss) income...................  $(1,980.8)   $  966.7   $(7,464.5)   $ 1,098.6
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

11. CONSOLIDATED SEGMENT DATA

    During the first quarter of fiscal 2002, the Company changed its internal reporting structure (due to the amalgamation with TyCom which eliminated the publicly held minority interest) such that the operations of the former Telecommunications segment are now reported as part of the Electronics segment. In addition, during the third quarter of fiscal 2002, a change was made to the Company's internal reporting structure such that the operations of Tyco's flow control businesses and the environmental engineering business (previously reported within the Fire and Security Services segment) and Tyco's electrical and metal products business (previously reported within the Electronics segment) now comprise the Company's new Engineered Products and Services segment. Also in the quarter ended June 30, 2002, Tyco began the execution of a plan to sell its financial services business (Tyco Capital) through an IPO. The historical results of our financial services business are presented as "Discontinued Operations." See Note 2 for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified

                            TYCO INTERNATIONAL LTD.

11. CONSOLIDATED SEGMENT DATA (CONTINUED) comparative prior period information to reflect these changes. Selected information for the Company's four segments is presented in the following table.

                                       FOR THE QUARTERS ENDED JUNE 30,       FOR THE NINE MONTHS ENDED JUNE 30,
                                       -------------------------------       -----------------------------------
                                          2002(19)           2001                2002(19)             2001
                                       --------------   --------------       ----------------   ----------------
                                         (RESTATED)                             (RESTATED)
                                                                    ($ IN MILLIONS)
NET SALES:
    Electronics.....................      $2,650.7         $3,462.7             $ 7,961.9          $10,787.7
    Fire and Security Services......       2,711.3          1,913.3               7,761.1            5,200.6
    Healthcare and Specialty
      Products......................       2,526.0          2,261.2               7,182.2            6,476.7
    Engineered Products and
      Services......................       1,215.7          1,043.2               3,388.6            3,054.2
                                          --------         --------             ---------          ---------
      Sales from external
        customers...................      $9,103.7         $8,680.4             $26,293.8          $25,519.2
                                          ========         ========             =========          =========
OPERATING INCOME:
    Electronics.....................      $  339.2(1)      $  862.1             $ 1,234.0(8)       $ 2,680.7(14)
    Fire and Security Services......         313.4(2)         305.2(6)            1,089.0(9)           820.7(15)
    Healthcare and Specialty
      Products......................         525.0(3)         539.5               1,593.110)         1,454.0(16)
    Engineered Products and
      Services......................         193.0(4)         224.0(7)              519.9(11)          593.9(17)
                                          --------         --------             ---------          ---------
                                           1,370.6          1,930.8               4,436.0            5,549.3

  Less: Corporate expenses, net.....         (69.8)(5)        (55.2)               (182.8)(12)        (163.9)(18)
       Goodwill amortization
        expense.....................            --           (150.4)                   --             (398.8)
                                          --------         --------             ---------          ---------
  Operating income before net
    restructuring, impairment and
    other unusual charges...........       1,300.8          1,725.2               4,253.2            4,986.6
  Less: Net restructuring,
    impairment and other unusual
    charges.........................      (1,280.1)           (53.0)             (4,312.6)            (299.1)
  Charges related to prior years
    (see Note 1)....................            --               --                (222.0)(13)            --
                                          --------         --------             ---------          ---------
  Operating income (loss)...........      $   20.7         $1,672.2             $  (281.4)         $ 4,687.5
                                          ========         ========             =========          =========

------------------------------
(1) Excludes a charge for the impairment of goodwill of $607.7 million, restructuring and other unusual charges of $7.3 million, of which
    $0.4 million is included in cost of sales, primarily for contract cancellation fees and employee severance, and impairment charges of $5.4 million related to property, plant and equipment. Also excludes restructuring credits of $9.4 million due to costs being less than anticipated.

(2) Excludes an impairment charge of $105.1 million for the write-off of a software development project and a net restructuring and other unusual charge of $47.0 million. The $47.0 million net charge consists of charges of $51.1 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, somewhat offset by restructuring credits of $4.1 million due to costs being less than anticipated. Also excludes a charge of $13.4 million for the write-off of purchased IPR&D.

(3) Excludes an impairment charge of $127.8 million for the write-off of intangible assets related to a business line sold in July 2002 and restructuring and other unusual charges of $34.6 million, of which $1.3 million is included in cost of sales, primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations.

(4) Excludes a charge for the impairment of goodwill of $236.7 million, restructuring charges of $14.2 million, of which $0.8 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $1.1 million related to property, plant and equipment due to the closure of facilities.

(5) Excludes restructuring and other unusual charges of $89.2 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees.

(6) Excludes restructuring charges of $25.2 million, of which $5.0 million is included in cost of sales, primarily related to the closure of existing facilities that had become redundant due to acquisitions and charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the closure of these facilities.

                            TYCO INTERNATIONAL LTD.

11. CONSOLIDATED SEGMENT DATA (CONTINUED)
(7) Excludes a restructuring and other unusual charge of $25.0 million, of which $2.4 million is included in cost of sales, primarily related to a voluntary replacement program of a potentially defective product and the closure of manufacturing plants, warehouses, sales offices and administrative offices.

(8) Excludes impairment charges of $2,351.4 million primarily related to the write-down of the TGN and other property, plant and equipment associated with the closure of certain facilities, restructuring and other unusual charges of $618.8 million, of which $237.9 million is included in cost of sales, primarily related to the write-down of inventory and facility closures, and a charge for the impairment of goodwill of $607.7 million. Also excludes restructuring credits of $9.4 million due to costs being less than anticipated.

(9) Excludes an impairment charge of $105.1 million for the write-off of a software development project and a net restructuring and other unusual charge of $82.9 million, of which charges of $13.8 million are included in cost of sales. The $82.9 million net charge consists of charges of $87.0 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, somewhat offset by restructuring credits of $4.1 million due to costs being less than anticipated. Also excludes a charge of $13.4 million for the write-off of purchased IPR&D.

(10) Excludes an impairment charge of $127.8 million for the write-off of intangible assets related to a business line sold in July 2002, restructuring and other unusual charges of $43.3 million, of which $1.3 million is included in cost of sales, primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations, and the write-off of legal fees and other deal costs associated with acquisitions that were not completed.

(11) Excludes a charge for the impairment of goodwill of $236.7 million, restructuring and other unusual charges of $38.9 million, of which
    $6.6 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $6.8 million related to property, plant and equipment due to the closure of facilities that had become redundant due to acquisitions.

(12) Excludes charges related to prior years of $222.0 million (see Note 1).

(13) Excludes non-operating adjustment of $39.6 million for loss on sale of common shares of a subsidiary.

(14) Excludes restructuring and other unusual charges of $131.1 million, of which $41.7 million is included in cost of sales, primarily related to severance associated with the closure of facilities. Also excludes charges for the impairment of property, plant and equipment of $14.1 million associated with the closure of these facilities.

(15) Excludes restructuring and other unusual charges of $37.1 million, of which $5.0 million is included in cost of sales, primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and an environmental remediation project. Also excludes charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the closure of these facilities.

(16) Excludes the write-off of purchased in-process research and development of $184.3 million, and restructuring and other unusual charges of
    $34.0 million, of which $29.2 million is included in cost of sales, primarily related to the write-up of inventory under purchase accounting and the closure of two manufacturing plants. Also excludes charges of $9.6 million primarily related to the impairment of property, plant and equipment associated with the closure of these plants.

(17) Excludes restructuring and other unusual charges of $48.1 million, of which $2.9 million is included in cost of sales, primarily related to the closure of manufacturing plants, warehouses, sales offices and administrative offices and a voluntary replacement program of a potentially defective product. Also excludes charges for the impairment of property, plant and equipment of $1.4 million primarily associated with the closure of these facilities.

(18) Excludes an unusual credit of $166.8 million related to the settlement of litigation and an unusual charge of $3.4 million related to severance.

(19) As described in Note 1, certain adjustments have been made to previously reported amounts for the quarter and nine months ended June 30, 2002. The resulting impact to the segments for the quarter ended June 30, 2002 is as follows: a decrease in Engineered Products and Services revenue of $20.0 million; an increase in profit of $0.9 million for Electronics, a decrease in profit of $36.9 million for Fire and Security Services, a decrease in profit of $4.7 million for Engineered Products and Services, and a decrease in corporate expenses of $0.2 million.

   The resulting impact to the segments for the nine months ended June 30, 2002 is as follows: a decrease in Engineered Products and Services revenue of $121.0 million; a decrease in profit of $54.5 million for Electronics, an increase in profit of $5.5 million for Healthcare and Specialty Products, a decrease in profit of $100.7 million for Fire and Security Services, a decrease in profit of $26.8 million for Engineered Products and Services, and an decrease in corporate expenses of $21.0 million.

                            TYCO INTERNATIONAL LTD.

12. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Inventories, other current assets, other assets, accrued expenses and other current liabilities, and other long-term liabilities are as follows ($ in millions):

                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2002          2001
                                                              ----------   -------------
                                                              (RESTATED)
Purchased materials and manufactured parts..................   $1,401.2      $1,552.0
Work in process.............................................    1,022.1       1,110.2
Finished goods..............................................    2,819.3       2,439.1
                                                               --------      --------
  Inventories...............................................   $5,242.6      $5,101.3
                                                               ========      ========

Contracts in process........................................   $  431.6      $  580.1
Prepaid expenses and other..................................    1,028.5         952.2
                                                               --------      --------
  Other current assets......................................   $1,460.1      $1,532.3
                                                               ========      ========

Long-term investments.......................................   $  428.9      $  597.9
Non-current portion of deferred income taxes................    2,058.9       1,440.4
Other.......................................................    1,833.7       1,486.5
                                                               --------      --------
  Other assets..............................................   $4,321.5      $3,524.8
                                                               ========      ========

Current portion of deferred income taxes....................   $   78.8      $   71.3
Accrued expenses and other..................................    5,497.5       5,110.5
                                                               --------      --------
  Accrued expenses and other current liabilities............   $5,576.3      $5,181.8
                                                               ========      ========

Deferred revenue -- non-current portion.....................   $1,181.8      $1,115.0
Deferred income taxes.......................................    1,506.0       1,655.0
Other.......................................................    2,623.5       1,966.9
                                                               --------      --------
  Other long-term liabilities...............................   $5,311.3      $4,736.9
                                                               ========      ========

    Net property, plant and equipment is as follows ($ in millions):

                                                              JUNE 30,    SEPTEMBER 30,
                                                                2002          2001
                                                              ---------   -------------
Land........................................................  $   561.8     $   534.1
Buildings...................................................    2,713.7       2,557.7
Subscriber systems..........................................    4,575.1       3,998.5
Machinery and equipment.....................................    8,738.3       8,226.6
Leasehold improvements......................................      343.1         325.0
Construction in progress....................................      938.8         920.4
Accumulated depreciation....................................   (7,390.5)     (6,592.0)
                                                              ---------     ---------
                                                              $10,480.3     $ 9,970.3
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

    An updated valuation was completed as of March 31, 2002 for Tyco Telecommunications, which resulted in no impairment of goodwill at that date. During the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,181.4 million related to the impairment of the TGN, as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the impairment charge, See
Note 9. Since the TGN represented a significant asset group within the Telecommunications reporting unit, an updated valuation was completed for that reporting unit. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Telecommunications reporting unit's goodwill at that date. Additional impairments in value of

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) the TGN or other significant asset groups within this reporting unit, among other factors, could result in a charge for goodwill in future periods.

    See Note 2, "Discontinued Operations of Tyco Capital (CIT Group Inc.)," for further information regarding the impairment of goodwill relating to Tyco Capital.

    During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to the Company's reporting units. Tyco experienced disruptions to its business surrounding the termination of its previously announced break-up plan, the resignation of its chief executive officer, further downgrades in its credit ratings and an additional decline in its market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at the Company's corporate offices and negative publicity about Tyco, as evidenced by the decline in the Company's total market capitalization. This resulted in an estimated goodwill impairment on continuing operations of $844.4 million, $607.7 million relating to Tyco Telecommunications and $236.7 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment. In the fourth quarter of fiscal 2002, the Company revised its calculation of the impairment charges due to changes in the tax rates assumptions. As a result, the Company increased the impairment charges in the third quarter by $218.6 million in the Telecommunications reporting unit and $112.8 million in the Tyco Infrastructure reporting unit.

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
                                             ========                           ========

    The changes in the carrying amount of goodwill for the nine months ended June 30, 2002, as reclassified for the adoption of SFAS 142, are as follows ($ in millions):

                                                         HEALTHCARE
                                                            AND       FIRE AND    ENGINEERED
                                                         SPECIALTY    SECURITY     PRODUCTS
                                           ELECTRONICS    PRODUCTS    SERVICES   AND SERVICES   TOTAL TYCO
                                           -----------   ----------   --------   ------------   ----------
Balance at September 30, 2001............   $7,749.5      $6,584.0    $5,957.8     $2,930.0     $23,221.3
Reclassification of intangible assets....         --          42.7          --           --          42.7
                                            --------      --------    --------     --------     ---------
Balance at September 30, 2001 after
  reclassification.......................    7,749.5       6,626.7     5,957.8      2,930.0      23,264.0
Goodwill related to acquisitions.........    1,163.0         818.6     2,136.2        230.0       4,347.8
Goodwill impairment......................     (607.7)           --          --       (236.7)       (844.4)
Impact of charges related to prior years,
  net of tax (see Note 1)................       (9.9)         (7.7)       (4.3)        (5.4)        (27.3)
Currency translation adjustments.........       34.2           5.2       111.9         62.5         213.8
                                            --------      --------    --------     --------     ---------
Balance at June 30, 2002.................   $8,329.1      $7,442.8    $8,201.6     $2,980.4     $26,953.9
                                            ========      ========    ========     ========     =========

                            TYCO INTERNATIONAL LTD.

14. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

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

15. TYCOM LTD.

    During the quarter ended June 30, 2001, the Company recorded a $64.1 million net gain of approximately 5.6 million common shares of TyCom. The gain is net of direct and incremental costs of the transaction, including
$15.0 million of special, non-recurring bonuses paid to key employees.

    During the nine months ended June 30, 2002, the Company recorded a $39.6 million adjustment to reduce this gain (see Note 1).

16. TYCO INTERNATIONAL GROUP S.A.

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

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

    The consolidating financial information for the quarter and nine months ended June 30, 2002 has been restated to reflect the restatement items described in Note 1. In addition, the consolidating financial information as of June 30, 2002 and September 30, 2001 and for the quarters and nine months ended June 30, 2002 and 2001 have been restated to revise the application of the equity method of accounting by Tyco and TIG to their investments in subsidiaries. The adjustments to revise the application of the equity method of accounting have no effect on the Consolidated Financial Statements of the Company. Following each consolidating balance sheet and statement of operations presented below are the previously reported amounts for selected line items in the consolidating financial information.

                          CONSOLIDATING BALANCE SHEET
                            JUNE 30, 2002 (RESTATED)
                                ($ IN MILLIONS)

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                     -------------   -------------   ------------   -------------   ---------
Current Assets:
  Cash and cash equivalents........................    $    15.7       $   532.9       $ 2,245.3     $        --    $ 2,793.9
  Accounts receivables, net........................          0.2              --         6,604.3              --      6,604.5
  Inventories......................................           --              --         5,242.6              --      5,242.6
  Intercompany receivables.........................        242.9            67.2         4,295.0        (4,605.1)          --
  Other current assets.............................           --             0.3         2,232.3              --      2,232.6
                                                       ---------       ---------       ---------     -----------    ---------
    Total current assets...........................        258.8           600.4        20,619.5        (4,605.1)    16,873.6
Net Assets of Discontinued Operations..............           --              --         4,387.9              --      4,387.9
Construction in Progress -- Tyco Global Network....           --              --           724.9              --        724.9
Tyco Global Network Placed in Service, Net.........           --              --           202.9              --        202.9
Property, Plant and Equipment, Net.................          6.2             0.7        10,473.4              --     10,480.3
Goodwill, Net......................................           --             0.7        26,953.2              --     26,953.9
Intangible Assets, Net.............................           --              --         6,522.1              --      6,522.1
Investment in Subsidiaries.........................     43,277.6        31,857.7              --       (75,135.3)          --
Intercompany Loans Receivable......................        218.3        21,027.9         9,315.0       (30,561.2)          --
Other Assets.......................................         57.7            56.3         4,207.5              --      4,321.5
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL ASSETS.................................    $43,818.6       $53,543.7       $83,406.4     $(110,301.6)   $70,467.1
                                                       =========       =========       =========     ===========    =========
Current Liabilities:
  Loans payable and current maturities of long-term
    debt...........................................    $      --       $ 5,131.3       $   280.0     $        --    $ 5,411.3
  Accounts payable.................................           --             0.3         3,268.3              --      3,268.6
  Accrued expenses and other current liabilities...         31.4           226.7         5,318.2              --      5,576.3
  Intercompany payables............................      4,086.9           208.1           310.1        (4,605.1)          --
  Other............................................           --             0.6         3,271.1              --      3,271.7
                                                       ---------       ---------       ---------     -----------    ---------
    Total current liabilities......................      4,118.3         5,567.0        12,447.7        (4,605.1)    17,527.9
Long-Term Debt.....................................      3,528.8        16,031.3         1,155.7              --     20,715.8
Intercompany Loans Payable.........................      9,315.0              --        21,246.2       (30,561.2)          --
Other Long-Term Liabilities........................           --            59.3         5,252.0              --      5,311.3
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES............................     16,962.1        21,657.6        40,101.6       (35,166.3)    43,555.0
Minority Interest..................................           --              --            55.6              --         55.6
Shareholders' Equity:
  Preference shares................................           --              --         4,680.0        (4,680.0)          --
  Common shares....................................        404.3              --            (5.2)             --        399.1
  Other shareholders' equity.......................     26,452.2        31,886.1        38,574.4       (70,455.3)    26,457.4
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY...................     26,856.5        31,886.1        43,249.2       (75,135.3)    26,856.5
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...    $43,818.6       $53,543.7       $83,406.4     $(110,301.6)   $70,467.1
                                                       =========       =========       =========     ===========    =========

AS PREVIOUSLY REPORTED:
  Investment in Subsidiaries.......................    $49,262.4       $20,332.0       $      --     $ (69,594.4)   $      --
  Total Assets.....................................     49,803.4        42,018.0        84,712.5      (105,934.4)    70,599.5
  Total Shareholders' Equity.......................     32,841.3        20,360.4        45,494.0       (71,493.4)    27,202.3

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                         SEPTEMBER 30, 2001 (RESTATED)
                                ($ IN MILLIONS)

                                                         TYCO            TYCO
                                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                     -------------   -------------   ------------   -------------   ---------
Current Assets:
  Cash and cash equivalents........................    $     1.4       $    37.0       $ 1,740.8     $        --    $ 1,779.2
  Accounts Receivable, net.........................          4.2              --         6,449.0              --      6,453.2
  Inventories......................................           --              --         5,101.3              --      5,101.3
  Intercompany receivables.........................        520.5             8.3         5,035.3        (5,564.1)          --
  Other current assets.............................           --             7.0         2,505.5              --      2,512.5
                                                       ---------       ---------       ---------     -----------    ---------
    Total current assets...........................        526.1            52.3        20,831.9        (5,564.1)    15,846.2
Net Assets of Discontinued Operations..............           --              --        10,598.0              --     10,598.0
Construction in Progress -- Tyco Global Network....           --              --         1,643.8              --      1,643.8
Tyco Global Network Placed in Service, Net.........           --              --           698.6              --        698.6
Property, Plant and Equipment, Net.................          6.4             0.7         9,963.2              --      9,970.3
Goodwill, Net......................................           --             0.7        23,263.3              --     23,264.0
Intangible Assets, Net.............................           --              --         5,476.9              --      5,476.9
Investment in Subsidiaries.........................     48,324.8        31,608.4              --       (79,933.2)          --
Intercompany Loans Receivable......................        218.3        16,672.3         9,610.1       (26,500.7)          --
Other Assets.......................................         97.6            73.8         3,353.4              --      3,524.8
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL ASSETS.................................    $49,173.2       $48,408.2       $85,439.2     $(111,998.0)   $71,022.6
                                                       =========       =========       =========     ===========    =========

Current Liabilities:
  Loans payable and current maturities of long-term
    debt...........................................    $      --       $ 1,106.5       $   916.5     $        --    $ 2,023.0
  Accounts payable.................................           --             0.2         3,692.4              --      3,692.6
  Accrued expenses and other current liabilities...         30.1           127.3         5,024.4              --      5,181.8
  Intercompany payables............................      4,296.2           739.1           528.8        (5,564.1)          --
  Other............................................           --             0.4         3,753.1              --      3,753.5
                                                       ---------       ---------       ---------     -----------    ---------
    Total current liabilities......................      4,326.3         1,973.5        13,915.2        (5,564.1)    14,650.9
Long-Term Debt.....................................      3,499.4        14,843.3         1,253.3              --     19,596.0
Intercompany Loans Payable.........................      9,610.1              --        16,890.6       (26,500.7)          --
Other Long-Term Liabilities........................           --             5.0         4,731.9              --      4,736.9
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES............................     17,435.8        16,821.8        36,791.0       (32,064.8)    38,983.8

Minority Interest..................................           --              --           301.4              --        301.4

Shareholders' Equity:
  Preference shares................................           --              --         1,710.0        (1,710.0)          --
  Common shares....................................        390.5              --            (3.4)             --        387.1
  Other shareholders' equity.......................     31,346.9        31,586.4        46,640.2       (78,223.2)    31,350.3
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY...................     31,737.4        31,586.4        48,346.8       (79,933.2)    31,737.4
                                                       ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...    $49,173.2       $48,408.2       $85,439.2     $(111,998.0)   $71,022.6
                                                       =========       =========       =========     ===========    =========
AS PREVIOUSLY REPORTED:
  Investment in Subsidiaries.......................    $55,841.9       $18,792.4       $      --     $ (74,634.3)   $      --
  Total Assets.....................................     56,690.3        35,592.2        86,205.0      (107,464.9)    71,022.6
  Total Shareholders' Equity.......................     39,254.5        18,770.4        49,772.4       (76,059.9)    31,737.4

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     QUARTER ENDED JUNE 30, 2002 (RESTATED)
                                ($ IN MILLIONS)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                          -------------   -------------   ------------   -------------   ---------
NET SALES...............................    $      --        $    --        $ 9,103.7       $     --     $ 9,103.7
Cost of sales...........................           --             --          5,806.0             --       5,806.0
Selling, general and administrative
  expenses..............................          2.6            0.4          1,996.4             --       1,999.4
Restructuring and other unusual charges,
  net...................................          0.3             --            180.1             --         180.4
Charges for the impairment of long-lived
  assets................................           --             --            239.4             --         239.4
Goodwill impairment.....................           --             --            844.4             --         844.4
Write-off of purchased in-process
  research and development..............           --             --             13.4             --          13.4
                                            ---------        -------        ---------       --------     ---------
OPERATING (LOSS) INCOME.................         (2.9)          (0.4)            24.0             --          20.7
Loss on investments.....................           --             --             (6.5)            --          (6.5)
Interest (expense) income, net..........        (31.3)        (231.2)            12.2             --        (250.3)
Equity in net loss of subsidiaries......     (2,527.5)        (274.3)              --        2,801.8            --
Intercompany interest and fees..........       (127.7)         231.6           (103.9)            --            --
                                            ---------        -------        ---------       --------     ---------
Loss from continuing operations before
  income taxes and minority interest....     (2,689.4)        (274.3)           (74.2)       2,801.8        (236.1)
Income taxes............................           --             --           (217.3)            --        (217.3)
Minority interest.......................           --             --             (0.7)            --          (0.7)
                                            ---------        -------        ---------       --------     ---------

LOSS FROM CONTINUING OPERATIONS.........     (2,689.4)        (274.3)          (292.2)       2,801.8        (454.1)
Loss from discontinued operations of
  Tyco Capital, net of tax..............           --             --         (2,235.3)            --      (2,235.3)
                                            ---------        -------        ---------       --------     ---------
NET LOSS................................    $(2,689.4)       $(274.3)       $(2,527.5)      $2,801.8     $(2,689.4)
                                            =========        =======        =========       ========     =========

AS PREVIOUSLY REPORTED:
  Equity in net (loss) income of
    subsidiaries........................    $(2,153.2)       $  95.7        $      --       $2,057.5     $      --
  (Loss) income from continuing
    operations..........................     (2,315.1)          95.7             82.1        2,053.2         (84.1)
  Net (loss) income.....................     (2,315.1)          95.7         (2,153.2)       2,053.2      (2,319.4)

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     QUARTER ENDED JUNE 30, 2001 (RESTATED)
                                ($ IN MILLIONS)

                                               TYCO            TYCO
                                           INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                               LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                           -------------   -------------   ------------   -------------   --------
NET SALES................................     $     --        $    --        $8,680.4       $      --     $8,680.4
Cost of sales............................           --             --         5,388.2              --      5,388.2
Selling, general and administrative
  expenses...............................          3.2           (5.2)        1,576.4              --      1,574.4
Restructuring and other unusual charges,
  net....................................           --             --            42.8              --         42.8
Charges for the impairment of long-lived
  assets.................................           --             --             2.8              --          2.8
                                              --------        -------        --------       ---------     --------
OPERATING (LOSS) INCOME..................         (3.2)           5.2         1,670.2              --      1,672.2
Net gain on sale of common shares of a
  subsidiary.............................           --             --            64.1              --         64.1
Net loss on sale of businesses and
  investments............................           --             --          (129.9)             --       (129.9)
Interest (expense) income, net...........        (17.9)        (175.3)           14.3              --       (178.9)
Equity in net income of subsidiaries.....      1,294.6          726.9              --        (2,021.5)          --
Intercompany interest and fees...........        (96.5)         170.1           (73.6)             --           --
                                              --------        -------        --------       ---------     --------

Income from continuing operations before
  income taxes and minority interest.....      1,177.0          726.9         1,545.1        (2,021.5)     1,427.5
Income taxes.............................           --             --          (303.4)             --       (303.4)
Minority interest........................                                       (14.9)             --        (14.9)
                                              --------        -------        --------       ---------     --------
INCOME FROM CONTINUING OPERATIONS........      1,177.0          726.9         1,226.8        (2,021.5)     1,109.2
Income from discontinued operations of
  Tyco Capital, net of tax...............           --             --            71.2              --         71.2
                                              --------        -------        --------       ---------     --------
Income before extraordinary items........      1,177.0          726.9         1,298.0        (2,021.5)     1,180.4
Extraordinary items, net of tax..........           --             --            (3.4)             --         (3.4)
                                              --------        -------        --------       ---------     --------
NET INCOME...............................     $1,177.0        $ 726.9        $1,294.6       $(2,021.5)    $1,177.0
                                              ========        =======        ========       =========     ========
AS PREVIOUSLY REPORTED:
  Equity in net income of subsidiaries...     $1,330.1        $ 726.9        $     --       $(2,057.0)    $     --
  Income from continuing operations......      1,212.5          726.9         1,262.3        (2,092.5)     1,109.2
  Income before extraordinary items......      1,212.5          726.9         1,333.5        (2,092.5)     1,180.4
  Net income.............................      1,212.5          726.9         1,330.1        (2,092.5)     1,177.0

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                   NINE MONTHS ENDED JUNE 30, 2002 (RESTATED)
                                ($ IN MILLIONS)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                          -------------   -------------   ------------   -------------   ---------
Net sales...............................    $       --       $     --       $26,293.8       $     --     $26,293.8
Cost of sales...........................            --             --        16,670.4             --      16,670.4
Selling, general and administrative
  expenses..............................          15.9           (1.1)        5,837.0             --       5,851.8
Restructuring and other unusual charges,
  net...................................           0.3             --           603.8             --         604.1
Charges for the impairment of long-lived
  assets................................            --             --         2,591.1             --       2,591.1
Goodwill impairment.....................            --             --           844.4             --         844.4
Write-off of purchased in-process
  research and development..............            --             --            13.4             --          13.4
                                            ----------       --------       ---------       --------     ---------
OPERATING (LOSS) INCOME.................         (16.2)           1.1          (266.3)            --        (281.4)
Loss on investments.....................          (1.2)            --          (146.3)            --        (147.5)
Loss on sale of common shares of a
  subsidiary............................            --             --           (39.6)            --         (39.6)
Interest (expense) income, net..........         (70.6)        (631.0)           36.5             --        (665.1)
Equity in net (loss) income of
  subsidiaries..........................      (7,392.6)       1,008.5              --        6,384.1            --
Intercompany interest and fees..........        (387.4)         630.1          (242.7)            --            --
                                            ----------       --------       ---------       --------     ---------
(Loss) income from continuing operations
  before income taxes and minority
  interest..............................      (7,868.0)       1,008.7          (658.4)       6,384.1      (1,133.6)
Income taxes............................            --           (0.2)         (436.3)            --        (436.5)
Minority interest.......................            --             --            (0.8)            --          (0.8)
                                            ----------       --------       ---------       --------     ---------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS............................      (7,868.0)       1,008.5        (1,095.5)       6,384.1      (1,570.9)
Loss from discontinued operations of
  Tyco Capital, net of tax..............            --             --        (6,293.6)            --      (6,293.6)
                                            ----------       --------       ---------       --------     ---------
(Loss) income before extraordinary
  items.................................      (7,868.0)       1,008.5        (7,389.1)       6,384.1      (7,864.5)
Extraordinary items, net of tax.........            --             --            (3.5)            --          (3.5)
                                            ----------       --------       ---------       --------     ---------
NET (LOSS) INCOME.......................    $ (7,868.0)      $1,008.5       $(7,392.6)      $6,384.1     $(7,868.0)
                                            ==========       ========       =========       ========     =========
AS PREVIOUSLY REPORTED:
  Equity in net (loss) income of
    subsidiaries........................    $ (6,745.6)      $1,590.0       $      --       $5,155.6     $      --
  (Loss) income from continuing
    operations..........................      (9,627.6)       1,590.0          (448.5)       7,496.7        (989.4)
  (Loss) income before extraordinary
    items...............................      (9,627.6)       1,590.0        (6,742.1)       7,496.7      (7,283.0)
  Net (loss) income.....................      (9,627.6)       1,590.0        (6,745.6)       7,496.7      (7,286.5)

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED JUNE 30, 2001 (RESTATED)
                                ($ IN MILLIONS)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                          -------------   -------------   ------------   -------------   ---------
NET SALES...............................     $     --        $     --       $25,519.2      $      --     $25,519.2
Cost of sales...........................           --              --        15,877.1             --      15,877.1
Selling, general and administrative
  expenses..............................         10.6             5.1         4,718.6             --       4,734.3
Restructuring and other unusual charges,
  net...................................           --              --             8.1             --           8.1
Charges for the impairment of long-lived
  assets................................           --              --            27.9             --          27.9
Write-off of purchased in-process
  research and development..............           --              --           184.3             --         184.3
                                             --------        --------       ---------      ---------     ---------
Operating (loss) income.................        (10.6)           (5.1)        4,703.2             --       4,687.5
Net gain on sale of common shares of a
  subsidiary............................           --              --            64.1             --          64.1
Net gain on sale of businesses and loss
  on investments........................           --              --           276.6             --         276.6
Interest expense, net...................        (32.0)         (533.5)           (8.8)            --        (574.3)
Equity in net income of subsidiaries....      2,725.4         1,618.2              --       (4,343.6)           --
Intercompany interest and fees..........        (88.3)          568.5          (480.2)            --            --
                                             --------        --------       ---------      ---------     ---------
Income from continuing operations before
  income taxes and minority interest....      2,594.5         1,648.1         4,554.9       (4,343.6)      4,453.9
Income taxes............................           --            (0.2)       (1,194.2)            --      (1,194.4)
Minority interest.......................           --              --           (39.1)            --         (39.1)
                                             --------        --------       ---------      ---------     ---------
INCOME FROM CONTINUING OPERATIONS.......      2,594.5         1,647.9         3,321.6       (4,343.6)      3,220.4
Income from discontinued operations of
  Tyco Capital, net of tax..............           --              --            71.2             --          71.2
                                             --------        --------       ---------      ---------     ---------
Income before extraordinary items and
  cumulative effect of accounting
  changes...............................      2,594.5         1,647.9         3,392.8       (4,343.6)      3,291.6
Extraordinary items, net of tax.........           --              --           (13.7)            --         (13.7)
Cumulative effect of accounting changes,
  net of tax............................           --           (29.7)         (653.7)            --        (683.4)
                                             --------        --------       ---------      ---------     ---------
NET INCOME..............................     $2,594.5        $1,618.2       $ 2,725.4      $(4,343.6)    $ 2,594.5
                                             ========        ========       =========      =========     =========
AS PREVIOUSLY REPORTED:
  Equity in net income of
    subsidiaries........................     $2,890.9        $1,618.2       $      --      $(4,509.1)    $      --
  Income from continuing operations.....      2,760.0         1,647.9         3,487.1       (4,674.6)      3,220.4
  Income before extraordinary items and
    cumulative effect of accounting
    changes.............................      2,760.0         1,647.9         3,558.3       (4,674.6)      3,291.6
  Net income............................      2,760.0         1,618.2         2,890.9       (4,674.6)      2,594.5

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 2002 (RESTATED)
                                ($ IN MILLIONS)

                                                           TYCO            TYCO
                                                       INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                           LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                       -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities
  from continuing operations.........................     $(228.8)       $  (377.0)     $ 4,457.5       $      --     $ 3,851.7
Net cash provided by operating activities from
  discontinued operations............................          --                         1,462.9              --       1,462.9
                                                          -------        ---------      ---------       ---------     ---------
Net cash (used in) provided by operating
  activities.........................................      (228.8)          (377.0)       5,920.4              --       5,314.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net.......        (0.2)              --       (1,411.1)             --      (1,411.3)
Construction in progress--Tyco Global Network........          --               --         (982.6)             --        (982.6)
Acquisition of businesses, net of cash acquired......          --               --       (2,756.8)             --      (2,756.8)
Cash paid for purchase accounting and
  holdback/earn-out liabilities......................          --               --         (520.8)             --        (520.8)
Net proceeds from investments........................         2.0               --           44.9              --          46.9
Increase in intercompany loans.......................          --         (4,305.2)            --         4,305.2            --
Net decrease (increase) in investment in
  subsidiaries.......................................        61.8               --          (71.8)           10.0            --
Other................................................          --               --         (141.3)             --        (141.3)
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by (used in) investing activities
    from continuing operations.......................        63.6         (4,305.2)      (5,839.5)        4,315.2      (5,765.9)
  Net cash provided by investing activities from
    discontinued operations..........................          --               --        2,684.3              --       2,684.3
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by (used in) investing
    activities.......................................        63.6         (4,305.2)      (3,155.2)        4,315.2      (3,081.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt...............       (10.1)         5,178.1       (1,353.9)             --       3,814.1
Proceeds from sale of common shares for
  acquisitions.......................................       501.4               --         (501.4)             --            --
Proceeds from exercise of options....................        58.3               --          128.0              --         186.3
Dividends paid.......................................       (75.0)              --             --              --         (75.0)
Repurchase of Tyco common shares.....................          --               --         (789.1)             --        (789.1)
Financing from parent................................          --               --        4,305.2        (4,305.2)           --
Repayment of intercompany note payable...............      (295.1)              --          295.1              --            --
Capital contributions................................          --               --           10.0           (10.0)           --
Capital contributions to Tyco Capital................          --               --         (200.0)             --        (200.0)
Other................................................          --               --           (7.4)             --          (7.4)
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by financing activities from
    continuing operations............................       179.5          5,178.1        1,886.5        (4,315.2)      2,928.9
  Net cash used in financing activities from
    discontinued operations..........................          --               --       (2,874.6)             --      (2,874.6)
                                                          -------        ---------      ---------       ---------     ---------
  Net cash provided by (used in) financing
    activities.......................................       179.5          5,178.1         (988.1)       (4,315.2)         54.3
NET INCREASE IN CASH AND CASH EQUIVALENTS............        14.3            495.9        1,777.1              --       2,287.3
CIT'S CASH AND CASH EQUIVALENTS TRANSFERRED TO
  DISCONTINUED OPERATIONS............................          --               --       (1,272.6)             --      (1,272.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....         1.4             37.0        1,740.8              --       1,779.2
                                                          =======        =========      =========       =========     =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........     $  15.7        $   532.9      $ 2,245.3       $      --     $ 2,793.9
                                                          =======        =========      =========       =========     =========

                            TYCO INTERNATIONAL LTD.

16. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

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

17. SUBSEQUENT EVENTS

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESTATEMENT--As described in Note 1 to the Company's Consolidated Financial Statements in its Form 10-K/A for the year ended September 30, 2001, the Company is reimbursed by dealers for certain costs incurred by the Company under ADT's authorized dealer program. The Company has restated its consolidated financial statements and the related disclosures for the quarter and nine months ended June 30, 2002 to record as a deferred credit the amount by which dealer reimbursements exceed the actual costs incurred by the Company during these periods (resulting in decreases to net income of $25.5 million and $80.7 million, respectively). The deferred credit is being amortized on a straight-line basis over ten years. Financial statements for periods prior to fiscal 2002 have not been restated. However, we have recorded the effect of the charge related to prior years as well as certain other charges, as discussed below in "Charges Related to Prior Years Recorded in Fiscal 2002" (resulting in a decrease to net income of $199.7 million for the nine months ended June 30,
2002). In addition, the Company has restated its Consolidated Financial Statements and the related disclosures to reflect the elimination of certain inter-company sales and the associated margin between the Company's Engineered Products and Services and Electronics' segments (resulting in decreases to revenues of $20.0 million and $121.0 million and a decrease to net income of $2.7 million and an increase of $1.1 million for the quarter and nine months ended June 30, 2002, respectively) and to adjust the amount of capitalized interest (resulting in a decrease to net income of $10.4 million for the quarter and nine months ended June 30, 2002). The Company has also restated its financial statement disclosures to reflect a reduction of operating income of $42.0 million in the Electronics segment, offset by a reduction of corporate operating expenses for the same amount (resulting in no change to net income) for the nine months ended June 30, 2002. In addition, due to changes in the assumed tax rates, the Company increased the goodwill impairment charge by $218.6 million in the Telecommunications reporting unit and $112.8 million in the Tyco Infrastructure reporting unit during the quarter and nine months ended June 30, 2002. The Company also reduced its loss on the write-off of investments due to the reduction in book value of an investment by $39.6 million in the nine months ended June 30, 2002. The restatement results in an aggregate decrease in sales of $20.0 million and $121.0 million and a decrease in net income of $370.0 million and $581.5 million for the quarter and nine months ended
June 30, 2002, respectively.

    The impact of the restatement on the Consolidated Statements of Operations and Consolidated Balance Sheet is as follows ($ in millions, except per share date):

                                                    TYCO INTERNATIONAL LTD. AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------------------------------
                                                          QUARTER ENDED             NINE MONTHS ENDED
                                                          JUNE 30, 2002               JUNE 30, 2002
                                                    -------------------------   -------------------------
                                                      AMOUNT                      AMOUNT
                                                    PREVIOUSLY                  PREVIOUSLY
                                                     REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                                    -----------   -----------   -----------   -----------
                                                           (UNAUDITED)                 (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Net sales.......................................   $ 9,123.7     $ 9,103.7     $26,414.8     $26,293.8
  Operating income................................       392.6          20.7         366.4        (281.4)
  Income (loss) from continuing operations before
    income taxes..................................       150.6        (236.1)       (454.9)     (1,133.6)
  Loss from continuing operations.................       (84.1)       (454.1)       (989.4)     (1,570.9)
  Net loss........................................    (2,319.4)     (2,689.4)     (7,286.5)     (7,868.0)
  Diluted loss per common share...................       (1.16)        (1.35)        (3.67)        (3.96)
CONSOLIDATED BALANCE SHEET:
  Tyco Global Network.............................   $   946.5     $   927.8
  Goodwill, net...................................    27,077.0      26,953.9
  Total assets....................................    70,599.5      70,467.1
  Total liabilities...............................    43,341.6      43,555.0
  Accumulated earnings............................     4,944.3       4,362.9
  Total shareholders' equity......................    27,202.3      26,856.5

    CHARGES RELATING TO PRIOR YEARS RECORDED IN FISCAL 2002--During the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management conluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to the current year or any prior year. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have been recorded effective
October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit which would have been amortized, as described in Note 1 to the Company's Form 10-K/A for the year ended September 30, 2001 is $185.9 million.

    - The Company determined that the gain of net $64.1 million on the sale of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million.

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
                                                               =====      =====      ======     ======

------------------------

(1) Of the $125.4 million pre-tax charges relating to fiscal 2001, $67.4 million and $111.5 million relates to the quarter and nine months ended June 30, 2001.

OVERVIEW

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

    Mr. Breen joined the Company subsequent to the end of the Third Quarter 2002. Particularly because Mr. Breen has been employed by the Company for less than three weeks, the Company emphasizes that his signature is subject to all of the qualifications and precautionary statements incorporated in this 10-Q Report. Mr. Breen has not been at Tyco long enough to have conducted an in-depth review of Tyco's accounting. However, Mr. Breen has initiated an in-depth review of Tyco's accounting beginning with fiscal year 1999 and extending into the fourth quarter of the current fiscal year. Additional information on the nature and scope of this review is provided on p. 48.

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

    The Division of Corporation Finance of the U.S. Securities and Exchange Commission ("SEC") is performing a full review of Tyco's most recent Form 10-K and subsequent Form 10-Q filings. While the review is still ongoing, to date we have agreed to amend those filings to expand the disclosures throughout the Notes to Consolidated Financial Statements ("Footnotes") and Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A"), and we have agreed to reclassify amounts in the tables related to restructuring liabilities and purchase accounting liabilities. These reclassifications are reflected in this quarterly report on Form 10-Q in Notes 3 and 7 to the Consolidated Financial Statements. As noted above, the SEC Staff review is ongoing and we are in the process of responding to many questions regarding various accounting and disclosure matters. To date the areas of comment include, among others, adequacy of disclosures and explanations in the Footnotes and MD&A, acquisition integration plans and related purchase accounting liabilities, impairment charges, accounting for the purchase of security monitoring contracts and segment data. In addition, during the course of the review, the SEC staff may raise comments with respect to other accounting or disclosure matters. We cannot predict when this review will be completed or the nature of amendments that may be required as a result of this review.

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

    Sales increased 4.9% during the quarter ended June 30, 2002 to $9,103.7 million from $8,680.4 million in the quarter ended June 30, 2001. Tyco had a loss from continuing operations of $(454.1) million for the quarter ended June 30, 2002, as compared to income from continuing operations of $1,109.2 million in the quarter ended June 30, 2001. Loss from continuing operations for the quarter ended June 30, 2002 included charges totaling $1,286.6 million ($1,229.1 million after-tax) consisting of the following:
(i) goodwill impairment charges of $844.4 million relating to continuing operations; (ii) impairment charges of $239.4 million related primarily to the impairment of intangible assets associated with a Healthcare business line sold in July 2002 and the impairment of property, plant and equipment associated with the termination of a software development project within the Fire and Security Services segment; (iii) net restructuring and other unusual charges of $182.9 million, of which $2.5 million is included in cost of sales, related primarily to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, to severance associated with consolidating and streamlining operations and an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment and severance and facility-related charges associated with streamlining the business; (iv) a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and (v) a loss on the write-off of investments of $6.5 million. Income from continuing operations for the quarter ended June 30, 2001 included a net charge of $118.8 million ($92.8 million after-tax charge) consisting of the following: (i) a loss on the write-down of investments of $129.9 million;
(ii) restructuring and other unusual charges of $50.2 million, of which $7.4 million is included in cost of sales, primarily related to certain Fire and Security Services and Engineered Products and Services businesses;
(iii) impairment charges of $2.8 million primarily associated with the closure of certain manufacturing plants; and (iv) an unusual credit of $64.1 million related to the sale of common shares of a subsidiary.

    Sales increased 3.0% during the nine months ended June 30, 2002 to $26,293.8 million from $25,519.2 million in the nine months ended June 30, 2001. Tyco had a loss from continuing operations of $(1,570.9) million in the nine months ended June 30, 2002, as compared to income from continuing operations of $3,220.4 million in the nine months ended June 30, 2001. Loss from continuing operations for the nine months ended June 30, 2002 included charges totaling $4,721.7 million ($4,495.2 million after-tax), consisting of the following:
(i) goodwill impairment charge of $844.4 million relating to continuing operations; (ii) impairment charges of $2,591.1 million primarily related to the write-down of the TGN; (iii) restructuring and other unusual charges of $863.7 million, of which $259.6 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iv) charges related to prior years of $261.6 million (see
Note 1); (v) a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and (vi) a loss on the write-off of investments of $147.5 million. Income from continuing operations for the nine months ended June 30, 2001 included a net credit of $41.6 million ($96.9 million after-tax net charge) consisting of the following:
(i) restructuring and other unusual charges of $253.7 million, of which $78.8 million is included in cost of sales, related primarily to the closure of certain facilities within the electronics businesses; (ii) a write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt") of $184.3 million; (iii) a loss on the write-down of investments of $133.8 million; (iv) impairment charges of $27.9 million primarily related to the closure of certain facilities within the Electronics and Healthcare businesses; (v) a net gain on sale of businesses of $410.4 million, principally related to the sale of ADT Automotive; (vi) an unusual credit of $166.8 million related to the settlement of litigation; and
(vii) an unusual credit of $64.1 million related to the sale of common shares of a subsidiary.

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

    The following table summarizes statement of operations activity for the quarters and nine months ended June 30, 2002 and 2001 ($ in millions):

                                                                 FOR THE QUARTERS       FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,           ENDED JUNE 30,
                                                               ---------------------   ----------------------
                                                                  2002        2001        2002        2001
                                                               ----------   --------   ----------   ---------
                                                               (RESTATED)              (RESTATED)
                                                                    (UNAUDITED)
                                                                                            (UNAUDITED)
NET SALES...................................................   $ 9,103.7    $8,680.4   $26,293.8    $25,519.2
                                                               =========    ========   =========    =========
Restructuring and other unusual charges, net................   $  (182.9)   $  (50.2)  $  (863.7)   $   (86.9)
Charges for the impairment of long-lived assets.............      (239.4)       (2.8)   (2,591.1)       (27.9)
Goodwill impairment.........................................      (844.4)         --      (844.4)          --
Write-off of purchased in-process research and
  development...............................................       (13.4)         --       (13.4)      (184.3)
Charges related to prior years (see Note 1).................          --          --      (222.0)          --
                                                               ---------    --------   ---------    ---------
Total charges included in operating income..................   $(1,280.1)   $  (53.0)  $(4,534.6)   $  (299.1)
                                                               =========    ========   =========    =========

OPERATING INCOME BEFORE GOODWILL AMORTIZATION...............   $    20.7    $1,822.6   $  (281.4)   $ 5,086.3
Amortization of goodwill....................................          --      (150.4)         --       (398.8)
                                                               ---------    --------   ---------    ---------
Total operating income (loss)...............................        20.7     1,672.2      (281.4)     4,687.5
Net gain (loss) on sale of shares of subsidiary.............          --        64.1       (39.6)        64.1
Net (loss) on investments and gain on sale of businesses....        (6.5)     (129.9)     (147.5)       276.6
Interest expense, net.......................................      (250.3)     (178.9)     (665.1)      (574.3)
                                                               ---------    --------   ---------    ---------
(Loss) income from continuing operations before income taxes
  and minority interest.....................................      (236.1)    1,427.5    (1,133.6)     4,453.9
Income taxes................................................      (217.3)     (303.4)     (436.5)    (1,194.4)
Minority interest...........................................        (0.7)      (14.9)       (0.8)       (39.1)
                                                               ---------    --------   ---------    ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................      (454.1)    1,109.2    (1,570.9)     3,220.4
Discontinued operations of Tyco Capital, net of tax.........    (2,235.3)       71.2    (6,293.6)        71.2
                                                               ---------    --------   ---------    ---------
(Loss) income before extraordinary items and cumulative
  effect of accounting changes..............................    (2,689.4)    1,180.4    (7,864.5)     3,291.6
Extraordinary items, net of tax.............................          --        (3.4)       (3.5)       (13.7)
Cumulative effect of accounting changes, net of tax.........          --          --          --       (683.4)
                                                               ---------    --------   ---------    ---------
NET (LOSS) INCOME...........................................   $(2,689.4)   $1,177.0   $(7,868.0)   $ 2,594.5
                                                               =========    ========   =========    =========

    Segment revenues increased $423.3 million, or 4.9%, to $9,103.7 million for the quarter, and increased $774.6 million, or 3.0%, to $26,293.8 million in the nine months ended June 30, 2002, respectively. For the quarter and nine month periods ended June 30, 2002, the increases in revenue at Fire and Security Services, Healthcare and Specialty Products, and Engineered Products and Services in the aggregate were slightly greater than the decrease in revenue in the Electronics segment, resulting in a modest overall increase in revenues. The net increases resulted primarily from acquisitions. Operating income decreased $1,801.9 million to $20.7 million in the quarter ended June 30, 2002 and decreased $5,367.7 million to an operating loss of $281.4 million in the nine months ended June 30, 2002.

    Total operating income as a percentage of revenue was 0.2% and 19.3% in the quarters ended June 30, 2002 and 2001, and (1.1)% and 18.4% in the nine months ended June 30, 2002 and 2001, respectively. The decrease in the quarter was due to decreased margins in all four segments, particularly within our Electronics segment. The decrease in the nine months was primarily due to decreased margins in the Electronics segment and, to a lesser extent, in the Fire and Security Services segment. The decrease in operating income and margins in the quarter and nine months ended June 30, 2002 was also due to the significant impairment, restructuring and other unusual charges incurred. More detailed information by segment is provided further below.

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

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

SALES AND OPERATING INCOME (LOSS) AND MARGINS

ELECTRONICS

    The following table sets forth sales and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                             -----------------------
                                                               2002           2001
                                                             --------       --------
                                                                   (UNAUDITED)
Sales......................................................  $2,650.7       $3,462.7
Operating (loss) income....................................  $ (271.8)      $  862.1
Operating margins..........................................     (10.3)%         24.9%

Restructuring and other unusual charges....................  $   (6.9)      $     --
Restructuring credits......................................       9.4             --
Inventory-related charges..................................      (0.4)            --
Impairment of long-lived assets............................      (5.4)            --
Goodwill impairment........................................    (607.7)            --
                                                             --------       --------
Total charges included in operating income.................  $ (611.0)      $     --
                                                             ========       ========

    Sales in the Electronics segment decreased 23.4% in the quarter ended
June 30, 2002 compared with the quarter ended June 30, 2001, as a result of continued softness in demand in the telecommunications, power systems and printed circuit end markets across all geographic regions. The Electronics segment includes the electronics components group, as well as Tyco Telecommunications (formerly TyCom). Sales at electronics components decreased $350.6 million, or 12.3%, reflecting softness in demand in most end markets. Sales at the segment's Telecommunications business declined $461.4 million, or 76.8%, due to fewer third-party manufacturing contracts and a weak undersea capacity sales market. Excluding the $16.4 million increase from foreign currency fluctuations and the acquisitions of Transpower Technologies in November 2001, Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment decreased an additional 3.7%. Although there has been approximately 6.3% quarterly sequential growth in the Electronics segment, we expect the segment to continue to experience softness in demand as the current downturn in a majority of the segment's end markets continues, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current and preceding quarters' restructuring charges, management has implemented plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The substantial decrease in operating income and operating margins in the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001 was primarily due to the decrease in revenue which resulted in lower manufacturing volume and increased per unit costs in addition to goodwill impairment charges. To a much lesser extent, the decrease was a result of business distractions. However, this effect on per unit costs was slightly offset by cost reduction initiatives.

    Operating loss and margins for the quarter ended June 30, 2002 include a net restructuring and other unusual credit of $2.1 million. The $2.1 million net credit consists of a restructuring credit of $9.4 million primarily relating to a revision in estimates of the facilities charge recorded during the quarter ended March 31, 2002, partially offset by a restructuring charge of $7.3 million, of which inventory write-downs of $0.4 million are included in cost of sales, primarily for contract cancellation fees and employee severance. The net restructuring and other unusual credit for the quarter is included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. Operating loss and margins for the quarter ended June 30, 2002 also include charges of $5.4 million related to the impairment of property, plant and equipment and an estimated goodwill impairment charge of $607.7 million relating to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" below.

FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                                FOR THE QUARTERS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
                                                              (RESTATED)
                                                                   (UNAUDITED)
Sales.......................................................   $2,711.3    $1,913.3
Operating income............................................   $  147.9    $  277.2
Operating margins...........................................        5.5%       14.5%

Restructuring and other unusual charges.....................   $  (51.1)   $  (20.2)
Restructuring credits.......................................        4.1          --
Inventory-related charges...................................         --        (5.0)
Write-off of purchased in-process research and
  development...............................................      (13.4)         --
Impairment of long-lived assets.............................     (105.1)       (2.8)
                                                               --------    --------
Total charges included in operating income..................   $ (165.5)   $  (28.0)
                                                               ========    ========

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

    The 46.6% decrease in operating income in the quarter ended June 30, 2002 over the quarter ended June 30, 2001 was primarily due to the restructuring and other charges discussed below, somewhat offset by increased revenues as a result of acquisitions. The decrease in operating margins for the segment was primarily a result of the charges discussed below, increased amortization expense, decreased margins at fire protection in Asia and Australia, lower profitability in the international security businesses as a result of more difficult commercial markets, and, to a lesser extent, business distractions. During the current quarter, we received an appraisal of the fair value of certain intangible assets at Sensormatic, acquired in November 2001, which caused us to transfer approximately $559.0 million from goodwill to intangible assets. This resulted in a cumulative catch-up adjustment to amortization expense of approximately $20.8 million, which is included in selling, general and administrative expenses.

    Operating income and margins for the quarter ended June 30, 2002 reflect a net restructuring and other unusual charge of $47.0 million. The $47.0 million net restructuring and other unusual charge consists of charges of $51.1 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, somewhat offset by a restructuring credit of $4.1 million. The net restructuring and other unusual charge for the quarter is included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. Also included within operating income for the quarter ended June 30, 2002 is a charge of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic and a charge of $105.1 million for the impairment of property, plant and equipment resulting from the termination of a software development project. Operating income and margins for the quarter ended June 30, 2001 include restructuring charges of $25.2 million, of which inventory write-downs of $5.0 million are included in cost of sales, and charges of $2.8 million for the impairment of property, plant and equipment primarily related to the closure of existing facilities that had become redundant due to acquisitions.

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                           FOR THE QUARTERS
                                                            ENDED JUNE 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                              (UNAUDITED)
Sales.................................................  $2,526.0       $2,261.2
Operating income......................................  $  362.6       $  539.5
Operating margins.....................................      14.4%          23.9%

Restructuring and other unusual charges...............  $  (33.3)      $     --
Inventory-related charges.............................      (1.3)            --
Impairment of long-lived assets.......................    (127.8)            --
                                                        --------       --------
Total charges included in operating income............  $ (162.4)            --
                                                        ========       ========

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

    The 32.7% decrease in operating income and decrease in margins in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was due primarily to the charges discussed below, a shift in the product mix, higher selling expenses in certain areas, foreign currency exchange, and unfavorable purchase price variances, which were partially offset by the benefits of ongoing cost reductions and lower raw material prices. The introduction of new product lines, along with cost cutting initiatives implemented during the year, should allow for prospective revenue growth and margin improvements.

    Operating income and margins for the quarter ended June 30, 2002 reflect restructuring and other unusual charges of $33.3 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations. Also included are charges of $1.3 million related to the write-up of inventory under purchase accounting, which is included in cost of sales. The restructuring and other unusual charges for the quarter are included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. In addition, operating income and margins for the quarter ended June 30, 2002 include a charge for the write-off of long-lived assets of $127.8 million primarily related to the write-off of intangible assets associated with a business line sold in July 2002.

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                           FOR THE QUARTERS
                                                            ENDED JUNE 30,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                              (UNAUDITED)
Sales.................................................  $1,215.7       $1,043.2
Operating (loss) income...............................  $  (59.0)      $  199.0
Operating margins.....................................      (4.9)%         19.1%

Restructuring and other unusual charges...............  $  (13.4)      $  (22.6)
Inventory-related charges.............................      (0.8)          (2.4)
Impairment of long-lived assets.......................      (1.1)            --
Goodwill impairment...................................    (236.7)            --
                                                        --------       --------
Total charges included in operating income............  $ (252.0)      $  (25.0)
                                                        ========       ========

    Sales for the Engineered Products and Services segment increased 16.5% in the quarter ended June 30, 2002 over the quarter ended June 30, 2001, primarily as a result of the integration of acquisitions and, to a lesser extent, due to higher volume at Tyco Valves and Controls ("TV&C") and an increase in projects at Tyco Infrastructure. Increased sales at TV&C were largely due to higher demand for industrial valve products and thermal control products, although product pricing on these valve and control products remains at very competitive levels. Growth in Tyco Infrastructure's business over the same quarter last year was primarily due to revenues from several large water and wastewater projects. Acquisitions included IMI Bailey Birkett ("IMI") in June 2001, Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems in February 2002. Excluding the $8.5 million increase from foreign currency exchange fluctuations, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment remained flat over the same quarter of the prior year. Sales for the segment increased approximately 7% over the last sequential quarter primarily due to increased volume at TV&C and at Tyco Electrical and Metal Products ("TEMP") and an increase in project revenue at Tyco Infrastructure. TEMP's sales increased due to the acquisition of Century Tube and increased sales prices as a result of higher raw material costs, slightly offset by a continued softness in demand within the automotive and mechanical industries.

    The substantial decrease in operating income and the decrease in margins in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was due primarily to the impact of decreased royalty and licensing fee income from divested businesses, lower margins at TEMP, the goodwill impairment charge and, to a lesser extent, business distractions. Although sales prices increased at TEMP, margins remained flat due to the higher raw material costs noted above. Slightly offsetting the overall decrease in margins was an increase in operating income and margins at TV&C. Despite increased pricing pressures, TV&C has maintained margins as a result of cost control measures, which were implemented earlier in the year. Although market weakness and competitive pricing pressures exist in certain of the segment's markets, cost control initiatives should enable the business to achieve margin improvements going forward.

    Operating (loss) income and margins for the quarter ended June 30, 2002 reflect restructuring and other unusual charges of $14.2 million, of which inventory write-downs of $0.8 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business. The restructuring and other unusual charges for the quarter are included within the schedule of activity table below within the segment discussion for the nine months ended June 30, 2002. Operating (loss) income also includes charges of $1.1 million for the impairment of property, plant and equipment related to the facility closures. Also included is an estimated goodwill impairment charge of $236.7 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" below. Operating income and margins for the quarter ended June 30, 2001 includes restructuring and other unusual charges of $25.0 million, of which $2.4 million is included in cost of sales, primarily related to a non-recurring charge for warranty reserves and to the closure of facilities.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was an increase in sales of approximately $56.2 million and a decrease in operating income of approximately $2.8 million.

CORPORATE EXPENSES

    Corporate expenses were $159.0 million and $55.2 million in the quarters ended June 30, 2002 and 2001, respectively. Corporate expenses were $69.8 million (excluding unusual charges of $89.2 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees) in the quarter ended June 30, 2002 as compared to $55.2 million in the quarter ended June 30, 2001. The increase in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 was due to increased insurance costs, legal fees and other costs associated with the business disruptions that began during the second quarter of fiscal 2002.

INTEREST EXPENSE, NET

    Net interest expense was $250.3 million in the quarter ended June 30, 2002, as compared to $178.9 million in the quarter ended June 30, 2001. The increase is primarily the result of higher average debt balances during the quarter ended June 30, 2002 and, to a lesser extent, an adjustment to capitalized interest. Although market interest rates have decreased from the prior year, our average interest rate for the quarter was flat as compared to the same quarter last year. This is due to the drawdown of our bank credit facilities, which replaced our commercial paper program, and the downgrades to our credit rating, both of which negatively impacted our average rate. We expect our net interest expense to increase for our fourth fiscal quarter, due to an increase in our average interest rate partially offset by the expected repayment of debt during the quarter.

INCOME TAX EXPENSE

    The effective income tax rate, excluding the impact of impairment, restructuring and other unusual charges and loss on the write-off of investments, was 26.2% during the quarter ended June 30, 2002, as compared to 21.3% in the quarter ended June 30, 2001. The increase in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with lower income tax rates.

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

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

REVENUE AND OPERATING (LOSS) INCOME AND MARGINS

ELECTRONICS

    The following table sets forth sales and operating (loss) income and margins for the Electronics segment ($ in millions):

                                                                 FOR THE NINE MONTHS
                                                                   ENDED JUNE 30,
                                                              -------------------------
                                                                2002            2001
                                                              ---------       ---------
                                                                     (UNAUDITED)
Sales.......................................................  $7,961.9        $10,787.7
Operating (loss) income.....................................  $(2,334.5)      $ 2,535.5
Operating margins...........................................     (29.3)%           23.5%

Restructuring and other unusual charges.....................  $ (380.9)       $   (89.4)
Restructuring credits.......................................       9.4               --
Inventory-related charges...................................    (237.9)           (41.7)
Impairment of long-lived assets.............................  (2,351.4)           (14.1)
Goodwill impairment.........................................    (607.7)              --
                                                              ---------       ---------
Total charges included in operating income..................  $(3,568.5)         (145.2)
                                                              =========       =========

    Sales for the Electronics segment decreased 26.2% in the nine months ended June 30, 2002 compared with the nine months ended June 30, 2001, as a result of continued softness in demand in the telecommunications, power systems and printed circuit end markets across all geographic regions. The Electronics segment is comprised of the electronics components group, as well as Tyco Telecommunications. Sales at the electronics components group decreased $1,842.8 million, or 20.3%, reflecting softness in demand in certain end markets. Sales at the segment's Telecommunications business declined $983.0 million, or 58.2%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the $75.7 million decrease from foreign currency fluctuations and the acquisitions of CIGI Investment Group, Inc. in October 2000, Lucent Technologies' Power Systems business in December 2000, Transpower Technologies in November 2001, CII in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment decreased an additional 7.1%. We expect our Electronics segment to continue to experience softness in demand during the current downturn in these end markets, particularly in our Telecommunications business, where the market is not expected to begin to show signs of recovery in the near term. As evidenced by the current period's restructuring charges, management has begun to implement plans within this segment to reduce the number of manufacturing plants and sales offices, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

    The substantial decrease in operating income and operating margins in the nine months ended June 30, 2002 compared with the nine months ended June 30, 2001 was primarily due to the decrease in revenue which resulted in lower manufacturing volume and increased per unit costs, as well as the charges discussed below. However, per unit costs were slightly offset by cost reduction initiatives. Results for the current year period also include the continuing effect of the business distractions that began during the second quarter.

    Operating loss and margins for the nine months ended June 30, 2002 include net restructuring and other unusual charge of $609.4 million. The
$609.4 million net charge consists of charges totaling $618.8 million, of which inventory write-downs, primarily raw materials, of $237.9 million are included in cost of sales, primarily related to the facility closures, slightly offset by a restructuring credit of $9.4 million primarily relating to a revision in estimates of the facilities charge recorded during the quarter ended March 31, 2002. Of the $237.9 million, $115.9 million of inventory has been scrapped as of June 30, 2002. The remaining $122.0 million of written-off inventory will be scrapped in the next three to nine months. There were no significant sales of previously written-down or written-off inventory during the nine months ended June 30, 2002. Also included within operating loss and margins (credits) for the nine months ended June 30, 2002 are charges of $2,351.4 million for the impairment of property, plant and equipment, primarily related to the TGN, and goodwill impairment charges of $607.7 million related to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" above. Operating income and margins for the nine months ended June 30, 2001 include restructuring and other unusual charges of $131.1 million, of which inventory write-downs of $41.7 million are included in cost of sales, primarily related to severance associated with the closure of facilities. Also included is a charge of $14.0 million related to the write-up of inventory under purchase accounting, which is included in cost of sales, and charges for the impairment of property, plant and equipment of $14.1 million associated with the facility closures.

    As a result of the charges recorded within the Electronics segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately
$354.7 million (approximately $245.6 million cash and $109.1 million non-cash) on an annualized basis, of which $259.6 million relates to cost of sales, $6.2 million to depreciation expense and $88.9 million to other selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

    The following table provides additional information about the restructuring and other unusual charges recorded during the nine months ended June 30, 2002 related to the Electronics segment:

                                                               FACILITIES-   INVENTORY-
                                                   SEVERANCE     RELATED      RELATED       OTHER       TOTAL
                                                   ---------   -----------   ----------   ----------   --------
Fiscal 2002 charges..............................   $117.6       $ 263.3       $ 237.9    $      --    $ 618.8

Fiscal 2002 reversals............................     (1.4)         (8.0)           --           --       (9.4)

Fiscal 2002 utilization..........................    (51.7)       (110.1)       (115.9)          --     (277.7)
                                                    ------       -------       -------    ----------   -------

Balance at June 30, 2002.........................   $ 64.5       $ 145.2       $ 122.0    $      --    $ 331.7
                                                    ======       =======       =======    ==========   =======

FIRE AND SECURITY SERVICES

    The following table sets forth sales and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                               FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
                                                              (RESTATED)
                                                                   (UNAUDITED)
Sales.......................................................   $7,761.1    $5,200.6
Operating income............................................   $  887.6    $  780.8
Operating margins...........................................       11.4%       15.0%

Restructuring and other unusual charges.....................   $  (73.2)   $  (32.1)
Restructuring credits.......................................        4.1          --
Inventory-related charges...................................      (13.8)       (5.0)
Write-off of purchased in-process research and
  development...............................................      (13.4)         --
Impairment of long-lived assets.............................     (105.1)       (2.8)
                                                               --------    --------
Total charges included in operating income..................   $ (201.4)   $  (39.9)
                                                               ========    ========

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

    The 13.7% increase in operating income in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 was primarily due to acquisitions and, to a lesser extent, due to increased service volume in our worldwide security and fire protection business offset by the charges discussed below. Operating margins decreased primarily due to the charges discussed below, lower margins on newly acquired businesses, pricing pressures in the international security business, and increased amortization expense. Results for the current year period also include the continuing effect of the business distractions that began during the second quarter.

    Operating income and margins in the nine months ended June 30, 2002 include a net restructuring and other unusual charge of $82.9 million. The net
$82.9 million charge consists of charges of $87.0 million, of which $13.8 million related to the write-up of inventory under purchase accounting are included in cost of sales, primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, slightly offset by a credit of $4.1 million relating to fiscal 2001 charges. Also included within operating income and margins for the nine months ended June 30, 2002 is a charge of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic and a charge of $105.1 million for the impairment of property, plant and equipment resulting from the termination of a software development project. Operating income and margins for the nine months ended June 30, 2001 include restructuring and other unusual charges of $37.1 million, of which inventory write-downs of $5.0 million are included in cost of sales, primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and an environmental remediation project. Also included are charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the facility closures.

    As a result of the charges recorded within the Fire and Security segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $82.2 million (all of which is cash) on an annualized basis, $12.2 million of which relates to depreciation and $70.0 million to other selling, general and administrative expenses. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

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
                                                  ======        =====        ======      =====      ======

HEALTHCARE AND SPECIALTY PRODUCTS

    The following table sets forth sales and operating income and margins for the Healthcare and Specialty Products segment ($ in millions):

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $7,182.2   $6,476.7
Operating income............................................  $1,422.0   $1,226.1
Operating margins...........................................      19.8%      18.9%

Restructuring and other unusual charges.....................  $  (42.0)  $   (4.8)
Inventory-related charge....................................      (1.3)     (29.2)
Write-off of purchased research and development.............        --     (184.3)
Impairment of long-lived assets.............................    (127.8)      (9.6)
                                                              --------   --------
Total charges included in operating income..................  $ (171.1)  $ (227.9)
                                                              ========   ========

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

    The 16.0% increase in operating income in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was due primarily to the acquisitions listed above, and operating efficiencies realized from cost reductions at Mallinckrodt, lower charges as explained below, partially offset by decreased margins as a result of unfavorable manufacturing variances at Tyco Healthcare, and decreased margins at Plastics and Adhesives as a result of volume shortfalls and unfavorable manufacturing variances. The increase in operating margins was due primarily to lower charges as explained below, a shift in the product mix, higher selling prices in certain areas and unfavorable manufacturing variances.

    Operating income and margins for the nine months ended June 30, 2002 reflect restructuring and other unusual charges of $43.3 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations, and to a lesser extent, the write-off of legal fees and other deal costs associated with acquisitions that were not completed. Included within the charges of $43.3 million are charges of $1.3 million related to the write-up of inventory under purchase accounting, which are included in cost of sales. Operating income and margins for the nine months ended June 30, 2002 also include a charge for the write-off of long-lived assets of $127.8 million primarily related to the write-off of intangible assets associated with a business line sold in July 2002.

    Operating income and margins for the nine months ended June 30, 2001 include restructuring and other unusual charges of $34.0 million, of which a charge of $25.0 million for the write-up of inventory under purchase accounting and inventory write-downs of $4.2 million, are included in cost of sales. Operating income and margins for the nine months ended June 30, 2001 also include a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges for the impairment of property, plant and equipment of $9.6 million primarily related to the closure of the manufacturing plants. As a result of the charges recorded within the Healthcare and Specialty Products segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $32.7 million (approximately $20.5 million cash and $12.2 million non-cash) on an annualized basis, of which $12.0 million relates to amortization, $0.2 million to depreciation and $20.5 million to other selling, general and administrative expenses. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

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
                                             =====        =====         ====       =====      ======

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth sales and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Sales.......................................................  $3,388.6   $3,054.2
Operating income............................................  $  237.5   $  544.4
Operating margins...........................................       7.0%      17.8%

Restructuring and other unusual charges.....................  $  (32.3)  $  (45.2)
Inventory-related charge....................................      (6.6)      (2.9)
Impairment of long-lived assets.............................      (6.8)      (1.4)
Goodwill impairment.........................................    (236.7)        --
                                                              --------   --------
Total charges included in operating income..................  $ (282.4)  $  (49.5)
                                                              ========   ========

    The 10.9% increase in sales in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 was primarily the result of the integration of acquisitions and increased revenue at TV&C and Tyco Infrastructure. The increase at TV&C was due to increased demand of industrial valve and control products, as well as thermal control products, while the increase at Tyco Infrastructure was due to several large water and wastewater projects. Acquisitions included Pyrotenax in March 2001, IMI in June 2001, Century in October 2001, Water & Power in November 2001, and Clean Air Systems in February 2002. Excluding the $31.9 million decrease from foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment decreased approximately 2.3% compared with the nine month period of the prior year.

    The 56.4% decrease in operating income and the decrease in operating margins before certain charges in the nine months ended June 30, 2002 over the nine months ended June 30, 2001 was primarily due to the impact of lower margins at TEMP, decreased royalty and licensing fee income from divested businesses and reduced market activity due to continued softness in demand and worldwide competitive pressures, in addition to the goodwill impairment charge. This overall decrease was slightly offset by increased margins at Tyco Flow Control, due to the effect of acquisitions. Results for the current year period also include the continuing effect of the business distractions that began during the second quarter.

    Operating income and margins for the nine months ended June 30, 2002 reflect restructuring and other unusual charges of $38.9 million, of which inventory write-downs of $6.6 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business and charges of $6.8 million for the impairment of property, plant and equipment associated with the closure of facilities. As of June 30, 2002, the $6.6 million of inventory had been scrapped. Also included are goodwill impairment charges of $236.7 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies--Goodwill" above. Operating income and margins after charges for the nine months ended June 30, 2001 include restructuring and other unusual charges of $48.1 million, of which inventory write-downs of $2.9 million are included in cost of sales, and charges for the impairment of property, plant and equipment of $1.4 million, primarily related to the closure of facilities.

    As a result of the charges recorded within the Engineered Products and Services segment during the nine months ended June 30, 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $29.0 million (substantially all cash-related) on an annualized basis, of which $24.2 million relates to cost of sales and $4.8 million to selling, general and administrative expenses. However, since business conditions do not remain constant the actual reductions in cost may significantly differ from these amounts.

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

CORPORATE EXPENSES

    Corporate expenses were $494.0 million and $0.5 million in the nine months ended June 30, 2002 and 2001, respectively. Corporate expenses were $182.8 million (excluding an unusual charge of $89.2 million, of which $76.0 million relates to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, $13.2 million related to severance associated with corporate employees, and charges related to prior years of $222.0 million) in the nine months ended June 30, 2002 as compared to $163.9 million (excluding an unusual net credit of $163.4 million primarily for the settlement of litigation) in the nine months ended June 30, 2001. The increase in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 was due to increased insurance costs, legal fees and other costs associated with the business disruptions that began during the second quarter of fiscal 2002.

INTEREST EXPENSE, NET

    Net interest expense was $665.1 million in the nine months ended June 30, 2002, as compared to $574.3 million in the nine months ended June 30, 2001. The increase is primarily the result of higher average debt balances during the nine months ended June 30, 2002 and an adjustment to capitalized interest, slightly offset by a lower average interest rate. Interest on our variable-rate term debt declined due to a decline in market interest rates; however, this decline was offset by an increase in the spreads over market rates at which we were able to borrow due to the credit downgrades that began in February 2002.

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

    An updated valuation was completed as of March 31, 2002 for Tyco Telecommunications, which resulted in no impairment of goodwill at that date. During the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,181.4 million related to the impairment of the TGN, as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the impairment charge, see
Note 9. Since the TGN represented a significant asset group within the Telecommunications reporting unit, an updated valuation was completed for that reporting unit. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Telecommunications reporting unit's goodwill at that date. Additional impairments in value of the TGN or other significant asset groups within this reporting unit, among other factors, could result in a charge for goodwill in future periods.

    For additional information regarding the impairment of goodwill relating to Tyco Capital, see "Discontinued Operations of Tyco Capital (CIT Group Inc.)" below.

    During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to our reporting units. We experienced disruptions to our business surrounding the termination of our previously announced break-up plan, the resignation of our chief executive officer, further downgrades in our credit ratings and an additional decline in our market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at our corporate offices and negative publicity, as evidenced by the decline in our total market capitalization. This resulted in an estimated goodwill impairment on continuing operations of $844.4 million, $607.7 million relating to Tyco Telecommunications and $236.7 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment. In the forth quarter of fiscal 2002, the Company revised its calculation of the impairment charges due to changes in the tax rates assumptions. As a result, the Company increased the impairment charges in the third quarter by $218.6 million in the Telecommunications reporting unit and $112.8 million in the Tyco Infrastructure reporting unit.

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

    Tyco Capital's revenues were $1,268.0 million and $4,050.9 million for the quarter and nine months ended June 30, 2002, respectively, consisting of finance income of $1,021.9 million and other income of $246.1 million for the quarter ended June 30, 2002 and finance income of $3,327.6 million and other income of $723.3 million for the nine months ended June 30, 2002. Tyco Capital's revenues for the period June 2 through June 30, 2001 were $513.8 million, consisting of finance income of $417.9 million and other income of $95.9 million. As a percentage of AEA, finance income was 11.8%, 12.2% and 12.4% for the quarter and nine months ended June 30, 2002 and for the period June 2 through June 30, 2001, respectively. For the quarter and nine months ended June 30, 2002, Tyco Capital's loss before income taxes and minority interest was $2,111.4 million and $5,976.5 million, respectively. For the period June 2 through June 30, 2001, Tyco Capital's income before income taxes and minority interest was $126.0 million.

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

                                                         FOR THE QUARTERS       FOR THE NINE MONTHS
                                                          ENDED JUNE 30,           ENDED JUNE 30,
                                                       ---------------------   ----------------------
($ IN MILLIONS)                                           2002        2001        2002        2001
---------------                                        ----------   --------   ----------   ---------
                                                       (RESTATED)              (RESTATED)
                                                            (UNAUDITED)             (UNAUDITED)
Operating income from continuing operations..........   $   20.7    $1,672.2   $  (281.4)   $ 4,687.5
Non-cash restructuring and other unusual charges,
  net................................................        2.5         7.4       324.5         40.5
Charges for the impairment of long-lived assets......      239.4         2.8     2,591.1         27.9
Goodwill impairment..................................      844.4          --       844.4           --
Write-off of purchased in-process research and
  development........................................       13.4          --        13.4        184.3
Charges related to prior years (see Note 1)..........         --          --       222.0           --
Depreciation and amortization(1).....................      528.5       388.8     1,515.9      1,163.9
Net (decrease) increase in deferred income taxes.....      (57.9)       36.8      (193.8)       116.8
Less:
  Net decrease (increase) in working capital(2)......      267.8        86.3       132.8       (482.2)
  Expenditures relating to restructuring and other
    unusual charges(3)...............................     (177.9)      (57.9)     (359.9)      (113.5)
  (Decrease in) proceeds under sale of accounts
    receivable program...............................      (85.6)       50.0      (113.6)        50.0
  Interest expense, net..............................     (250.3)     (178.9)     (665.1)      (574.3)
  Income tax expense.................................     (217.3)     (303.4)     (436.5)    (1,194.4)
  Other, net.........................................       57.5       266.8       257.9        597.7
                                                        --------    --------   ---------    ---------
Cash flow from operating activities from continuing
  operations.........................................    1,185.2     1,970.9     3,851.7      4,504.2
Less:
  Capital expenditures(4)............................     (423.0)     (456.9)   (1,411.3)    (1,367.5)
  Dividends paid.....................................      (25.3)      (22.1)      (75.0)       (65.7)
  Sale of accounts receivable program elimination....       85.6       (50.0)      113.6        (50.0)
  Construction of Tyco Global Network................     (165.2)     (599.7)     (982.6)    (1,307.5)
                                                        --------    --------   ---------    ---------
Free cash flow(5)....................................   $  657.3    $  842.2   $ 1,496.4    $ 1,713.5
                                                        ========    ========   =========    =========

------------------------------

(1)  This amount is the sum of depreciation of tangible property
     ($367.3 million and $298.1 million for the quarters ended June 30, 2002 and 2001 and $1,098.8 million and $917.2 million for the nine months ended
    June 30, 2002 and 2001, respectively) and amortization of intangible assets other than goodwill ($161.2 million and $90.7 million for the quarters ended June 30, 2002 and 2001 and $417.1 million and $246.7 million for the nine months ended June 30, 2002 and 2001, respectively).

(2) This amount excludes cash paid out for restructuring and other unusual charges.

(3)  This amount is cash paid out for restructuring and other unusual charges.

(4) This amount is net of proceeds of $70.0 million for the quarter ended June 30, 2001 and $29.5 million and $321.2 million for the nine months ended June 30, 2002 and 2001, respectively, received in sale-leaseback transactions.

(5) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $144.4 million and $223.2 million for the quarters ended June 30, 2002 and 2001 and $520.8 million and $540.6 million for the nine months ended June 30, 2002 and 2001, respectively.

    The following table shows cash flow from operating activities and free cash flow by segment for the nine months ended June 30, 2002 (restated).

                                                   FIRE AND    HEALTHCARE      ENGINEERED
                                                   SECURITY   AND SPECIALTY   PRODUCTS AND
                                     ELECTRONICS   SERVICES     PRODUCTS        SERVICES     CORPORATE     TOTAL
                                     -----------   --------   -------------   ------------   ---------   ---------
Operating income from continuing
  operations.......................   $(2,334.5)   $  887.6     $1,422.0         $237.5      $  (494.0)  $  (281.4)
Non-cash restructuring and other
  unusual charges, net.............       298.6        13.8          2.2            9.9             --       324.5
Charges for the impairment of long-
  lived assets.....................     2,351.4       105.1        127.8            6.8             --     2,591.1
Goodwill impairment................       607.7          --           --          236.7             --       844.4
Write-off of purchased in-process
  research and development.........          --        13.4           --             --             --        13.4
Charges related to prior years (see
  Note 1)..........................          --          --           --             --          222.0       222.0
Depreciation.......................       372.8       419.4        205.6           91.7            9.3     1,098.8
Intangible assets amortization.....        50.3       297.6         66.8            2.4             --       417.1
                                      ---------    --------     --------         ------      ---------   ---------
Depreciation and amortization......       423.1       717.0        272.4           94.1            9.3     1,515.9
Deferred income taxes..............          --          --           --             --         (193.8)     (193.8)
Net decrease (increase) in working
  capital and other(1).............       220.8      (132.5)       (97.2)         (26.6)         426.2       390.7
Expenditures relating to
  restructuring and other unusual
  charges..........................      (215.6)      (30.8)       (28.0)         (29.1)         (56.4)     (359.9)
(Decrease in) proceeds under sale
  of accounts receivable program...       (57.2)      (32.3)          --             --          (24.1)     (113.6)
Interest expense, net..............          --          --           --             --         (665.1)     (665.1)
Income tax expense.................          --          --           --             --         (436.5)     (436.5)
                                      ---------    --------     --------         ------      ---------   ---------
Cash flow from operating
  activities.......................     1,294.3     1,541.3      1,699.2          529.3       (1,212.4)    3,851.7
Capital expenditures...............      (363.1)     (696.3)      (257.1)         (71.9)         (22.9)   (1,411.3)
Dividends paid.....................          --          --           --             --          (75.0)      (75.0)
Sale of accounts receivable program
  elimination......................        57.2        32.3           --             --           24.1       113.6
Construction of Tyco Global
  Network..........................      (982.6)         --           --             --             --      (982.6)
                                      ---------    --------     --------         ------      ---------   ---------
Free Cash Flow.....................   $     5.8    $  877.3     $1,442.1         $457.4      $(1,286.2)  $ 1,496.4
                                      =========    ========     ========         ======      =========   =========

------------------------------

(1) These amounts exclude cash paid out for restructuring and other unusual charges.

    During the nine months ended June 30, 2002, we paid out $520.8 million in cash that was charged against purchase accounting reserves and holdback/earn-out liabilities established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows.

    During the nine months ended June 30, 2002, we recorded net restructuring and other unusual charges of $863.7 million, of which charges of $259.6 million are included in cost of sales, related primarily to the write-down of inventory and the closure of facilities within the Electronics segment. At September 30, 2001, there existed reserves for restructuring and other unusual charges of $340.2 million. During the nine months ended June 30, 2002, we paid out
$359.9 million in cash and incurred $200.7 million in non-cash charges that were charged against these reserves. At June 30, 2002, there remained $643.3 million of reserves for restructuring and other unusual charges on our Consolidated Balance Sheet, of which $498.5 million is included in accrued expenses and other current liabilities and $144.8 million is included in other long-term liabilities.

    In April 2002, we terminated our previously announced plan to separate into four independent, publicly traded companies. In addition, we announced that we planned to divest of CIT Group Inc.

through an initial public offering ("IPO") of all of CIT's outstanding shares, which was completed on July 8, 2002.

    During the nine months ended June 30, 2002, we purchased businesses for $3,747.7 million and customer contracts for electronic security services for $1,074.6 million. The aggregate cost of $4,822.3 million consists of $2,756.8 million paid in cash, net of $155.3 million of cash acquired, $1,917.6 million paid in the form of Tyco common shares, and assumed stock options and pre-existing put option rights with a fair value of $147.9 million ($101.9 million of put option rights have been paid in cash). Also during the nine months, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. In addition, the Company recorded
$235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt. Fair value of debt of acquired companies aggregated $790.2 million.

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

    At the beginning of fiscal 2002, our purchase accounting reserves were $702.1 million as a result of purchase accounting transactions in prior years. In connection with fiscal 2002 acquisitions, we established purchase accounting reserves of $182.2 million for transaction and integration costs. In addition, purchase accounting liabilities of $338.6 million and a corresponding increase to goodwill and deferred tax assets were recorded during the nine months ended June 30, 2002 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Microser, DAAG, Edison and SecurityLink, all acquired during fiscal 2001. Also, during the nine months ended June 30, 2002, we reclassified $25.0 million of fair value adjustments related to the write-down of assets for prior year acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. This reclassification had no effect on the amount of goodwill that was recorded. During the nine months ended June 30, 2002, we paid out $381.7 million in cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, we paid out $139.1 million relating to holdback/earn-out liabilities primarily related to certain prior period acquisitions, and incurred $2.5 million in non-cash charges (including $2.3 million relating to earn-out liabilities) against the reserves established during and prior to this nine-month period. In addition, during the nine months ended June 30, 2002, we assumed pre-existing put option rights of $105.9 million, of which $101.9 million has been paid in cash. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in the nine months ended June 30, 2002, we determined that $101.9 million of purchase accounting reserves related to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At June 30, 2002, there remained $714.1 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $460.8 million is included in accrued expenses and other current liabilities and $253.3 million is included in other long-term liabilities. In addition, $277.7 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $126.5 million are included in accrued expenses and other current liabilities and $151.2 million are included in other long-term liabilities at June 30, 2002.

    The net change in total working capital, net of the effects of acquisitions and divestitures, was an increase of $298.6 million in the nine months ended June 30, 2002, including cash paid out for restructuring and other unusual charges of $359.9 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations. Working capital increased during the period, in part due to a significant decrease in accounts payable. Many of our suppliers would not extend normal credit terms as a result of our perceived liquidity issues related to rumors, negative publicity, resignations and turn-over of corporate executive officers, and other matters.

    During the nine months ended June 30, 2002, we decreased our participation in our sale of accounts receivable program by approximately $113.6 million.

    Acquisitions have been an important part of Tyco's growth in recent years. While we will continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters. Goodwill and other intangible assets were $33,476.0 million at June 30, 2002, compared to $28,740.9 million at September 30, 2001.

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

    Shareholders' equity was $26,856.5 million, or $13.46 per share, at June 30, 2002, compared to $31,737.4 million, or $16.40 per share, at September 30, 2001. The decrease in shareholders' equity was due primarily to:
(i) a net loss of $(7,868.0) million for the nine months ended June 30, 2002, and (ii) the repurchase of our common shares discussed above. This decrease was partially offset by the following: (i) the issuance of approximately
47.6 million common shares valued at $1,917.6 million for the acquisition of Sensormatic, (ii) the conversion of TyCom shares not already owned by Tyco into
17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom, (iii) $235.6 million for the fair value of shares issued and options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt, (iv) the issuance of 44,139 common shares valued at $2.3 million related to an earn-out payment, and (v) $42.0 million for the fair value of options assumed.

    Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 49% at June 30, 2002 and 41% at September 30, 2001. Some of our debt agreements, including our bank credit agreements, contain covenants that would result in a default if our total debt as a percentage of total capitalization is greater than 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had $2.8 billion of cash and cash equivalents as of June 30, 2002 and received
$4.4 billion of proceeds from the CIT IPO in July 2002. These funds could be used to repurchase debt and lower this ratio. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 49% at June 30, 2002 and 38% at September 30, 2001.

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

    The following summarizes Tyco's change in net debt for the nine months ended June 30, 2002 ($ in millions):

Total debt at September 30, 2001............................              $21,619.0
Less: cash and cash equivalents at September 30, 2001.......               (1,779.2)
                                                                          ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2001......................               19,839.8
Less the following:
Operating cash flow from continuing operations..............    3,851.7
Purchase of property, plant and equipment...................   (1,411.3)
Dividends...................................................      (75.0)
Sales of accounts receivable program elimination............      113.6
Construction in progress -- TGN.............................     (982.6)
                                                              ---------
Free cash flow..............................................    1,496.4
Acquisition of businesses, net of cash acquired.............   (2,756.8)
Cash paid for purchase accounting and holdback/
  earn-out liabilities......................................     (520.8)
Proceeds from exercise of options...........................      186.3
Repurchase of common shares.................................     (789.1)
Debt of acquired companies..................................     (790.2)
Net cash payments to Tyco Capital...........................     (200.0)
Other items.................................................     (119.2)
                                                              ---------
                                                                           (3,493.4)
                                                                          ---------
NET DEBT BALANCE AT JUNE 30, 2002...........................               23,333.2
Plus: cash and cash equivalents at June 30, 2002............                2,793.9
                                                                          ---------
Total debt at June 30, 2002.................................              $26,127.1
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

    Date: December 30, 2002

  /s/ EDWARD D. BREEN
    ------------------------------------------
    Edward D. Breen
    CHIEF EXECUTIVE OFFICER

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

    Date: December 30, 2002

  /s/ DAVID J. FITZPATRICK
    ------------------------------------------
    David J. FitzPatrick
    CHIEF FINANCIAL OFFICER