Form 10-K/A
period 2002-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2003-01-28
CIK 833444

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

    The aggregate market value of voting common shares held by nonaffiliates of registrant was $33,274,156,634 as of January 23, 2003.

    The number of common shares outstanding as of January 23, 2003 was 1,996,050,188.

              DOCUMENTS INCORPORATED BY REFERENCE: Not Applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

    This Amendment to Annual Report on Form 10-K/A is being filed to supplement Tyco International Ltd.'s ("we" or "Tyco") Annual Report on Form 10-K for the fiscal year ended September 30, 2002 to include the following information:


Part III, Item 10.    Directors and Executive Officers of the Registrant

Part III, Item 11.    Executive Compensation

Part III, Item 12.    Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters

Part III, Item 13.    Certain Relationships and Related Transactions

Tyco's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 ("fiscal 2002") was filed on December 30, 2002 and incorporated information required under Part III by reference to Tyco's definitive proxy statement. Although Tyco's preliminary proxy statement has been filed with the Securities and Exchange Commission ("SEC"), Tyco's definitive proxy statement will not be finalized within 120 days after the close of fiscal 2002. This Amendment contains the supplemental information required under Part III.

                INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

    This Amendment should be read in conjunction with Tyco's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed on December 30, 2002, together with the Current Reports on Form 8-K listed below that Tyco has filed with the SEC since December 30, 2002. Tyco is "incorporating by reference" into this Amendment the Current Reports on Form 8-K listed below that it has filed with the SEC since December 30, 2002, which means that Tyco is disclosing important information to you by referring you to those documents. The information incorporated by reference is deemed to be part of this Amendment, except for any information superseded by information contained directly in this Amendment.

    This Amendment incorporates by reference the information contained in the following documents:

    - Current Report on Form 8-K filed with the SEC on January 9, 2003

    - Current Report on Form 8-K filed with the SEC on January 14, 2003

    Copies of these reports are available to shareholders free of charge on Tyco's Internet website at HTTP://INVESTORS.TYCOINT.COM/EDGAR.CFM or by writing or calling Tyco at Tyco Shareholder Services, Tyco International Ltd., The Zurich Centre, Second Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda, telephone number (441) 292-8674.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART III

Item 10.  Directors and Executive Officers of the Registrant..........      1

Item 11.  Executive Compensation......................................      5

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................     23

Item 13.  Certain Relationships and Related Transactions..............     27

Signatures............................................................     30

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND DIRECTOR NOMINEES

    Tyco's Board of Directors (sometimes referred to herein as the "Board") consists of the individuals named below. Information is also provided on individuals whom the Board has nominated for election to the Board at Tyco's 2003 Annual General Meeting. The directors who were Board members prior to the appointment of Tyco's new Chairman and Chief Executive Officer in July 2002 have determined not to stand for re-election. If any vacancies occur on the Board prior to the date of the 2003 Annual General Meeting, they will be filled by one of the nominees who does not currently serve on the Board.

    EDWARD D. BREEN Mr. Breen, age 46, has been our Chairman and Chief Executive Officer since July 2002. Prior to joining Tyco International Ltd. ("we" or "Tyco"), Mr. Breen was President and Chief Operating Officer of Motorola from January 2002 to July 2002; Executive Vice President and President of Motorola's Networks Sector from January 2001 to January 2002; Executive Vice President and President of Motorola's Broadband Communications Sector from January 2000 to January 2001; Chairman, President and Chief Executive Officer of General Instrument Corporation from December 1997 to January 2000; and, prior to December 1997, President of General Instrument's Broadband Networks Group.
Mr. Breen also serves as a director of McLeod USA Incorporated.

    RICHARD S. BODMAN Mr. Bodman, age 64, has been a director of Tyco and its predecessor company since 1992. He has been the Managing General Partner of VMS Group, a venture capital firm, since May 1996. Mr. Bodman is also a director of Internet Security Systems, Inc. and Knology, Inc.

    JOHN F. FORT, III Mr. Fort, age 61, has been a director of Tyco and its predecessor company since 1982. He acted as our interim chief executive officer during June and July 2002. He was the Chairman of the board of directors of Insilco Corp., a diversified manufacturer, from November 1998 through April 2002. Mr. Fort was the Chairman of the Board and Chief Executive Officer of Tyco's predecessor company from 1982 through 1992. Mr. Fort is also a director of Roper Industries, Inc.

    STEPHEN W. FOSS Mr. Foss, age 60, has been a director of Tyco and its predecessor company since 1983. He has been the Chairman and Chief Executive Officer of Foss Manufacturing Company, Inc., a manufacturer of synthetic fibers and non-woven fabrics, since 1969.

    WENDY E. LANE Ms. Lane, age 51, has been a director of Tyco since 2000. She has been the President and Chairman of Lane Holdings, Inc., a private equity investment firm, since 1992. Ms. Lane is also a director of Laboratory Corporation of America Holdings.

    W. PETER SLUSSER Mr. Slusser, age 73, has been a director of Tyco and its predecessor company since 1992. He has been the President of Slusser Associates, Inc., an investment banking firm, since 1998. Mr. Slusser is also a director of Ampex Corporation and Sparton Corporation.

    JOHN A. KROL  Mr. Krol, age 66, joined our Board of Directors in
August 2002. Mr. Krol was the Chairman and Chief Executive Officer of E.I. DuPont de Nemours & Company, where he spent his entire career until his retirement in 1998. E.I. DuPont Nemours is a global research and technology-based company serving worldwide markets, including food and nutrition, health care, agriculture, fashion and apparel, home and construction, electronics and transportation. Mr. Krol also serves as a director of Ace Ltd., Armstrong Holdings, Inc., MeadWestvaco Corporation and Milliken & Company. Mr. Krol graduated from Tufts University where he received a B.S. and M.S. in chemistry.

    JEROME B. YORK  Mr. York, age 64, joined our Board in November 2002.
Mr. York is the Chairman, President and CEO of MicroWarehouse, Inc., a seller of computer products through catalogs, the Internet and telemarketers. Before
Mr. York joined MicroWarehouse he was the Vice Chairman of Tracinda Corporation from 1995 to 1999, Chief Financial Officer of IBM Corporation from 1993 to 1995 and held various positions at Chrysler Corporation from 1979 to 1993. Mr. York graduated from the United States Military Academy, and received an M.S. from the Massachusetts

Institute of Technology and an M.B.A. from the University of Michigan. Mr. York also serves as a director of Metro-Goldwyn Mayer, Inc. and Apple Computer, Inc.

    MACKEY J. MCDONALD  Mr. McDonald, age 56, joined our Board in
November 2002. Mr. McDonald serves as the Chairman, President and CEO of VF Corporation, a designer, manufacturer and marketer of jeanswear, intimate apparel, playwear, workwear and daypacks. Mr. McDonald began his tenure at VF Corporation in 1982 and was named Chairman, President and CEO in 1998. He also was a Director, Operations at Hanes Corporation. Mr. McDonald graduated from Davidson College and received his M.B.A. in Marketing from Georgia State University. Mr. McDonald also serves as a director of Wachovia Corporation and Hershey Foods Corporation.

    GEORGE W. BUCKLEY Mr. Buckley, age 55, joined our Board in December 2002. He is the Chairman and CEO of Brunswick Corporation. Mr. Buckley joined Brunswick in 1997 and has held the role of Chairman and CEO for over two years. Prior to that time, he served as the Chief Technology Officer (for Motors, Controls and Appliance Components) and President of two divisions throughout his career at Emerson Electric Company from 1993 to 1997. Mr. Buckley did combined postgraduate work at Huddersfield and Southampton Universities and received a Ph.D. at the University of Huddersfield in 1977. Mr. Buckley also serves as a director of Ingersoll Rand Co. Ltd. and Polaris Industries, Inc.

    BRUCE S. GORDON  Mr. Gordon, age 56, joined our Board in January 2003.
Mr. Gordon is the President of Retail Markets at Verizon Communications, Inc., a provider of wireline and wireless communications. Prior to the merger of Bell Atlantic Corporation and GTE, which formed Verizon in July 2000, Mr. Gordon fulfilled a variety of positions at Bell Atlantic Corporation, including Group President, Vice President, Marketing and Sales and Vice President, Sales.
Mr. Gordon graduated from Gettysburg College and received a M.S. from Massachusetts Institute of Technology. Mr. Gordon also serves as a director of Southern Company and Office Depot, Inc.

    DENNIS C. BLAIR Admiral Blair (U.S. Navy, Ret.), age 55, has been nominated to join our Board. Admiral Blair retired as Commander in Chief of the U.S. Pacific Command in 2002 after more than 30 years of service in the armed forces. Previously, Admiral Blair served as Vice Admiral and Director of the Joint Staff and Associate Director of Central Intelligence for Military Support. Admiral Blair graduated from the U.S. Naval Academy and holds a masters degree from Oxford University. Mr. Blair also serves as a director of EDO Corporation.

    BRENDAN R. O'NEILL Mr. O'Neill, age 54, has been nominated to join our Board. Mr. O'Neill is the Chief Executive Officer and a director of Imperial Chemical Industries PLC ("ICI"). Prior to Mr. O'Neill's career at ICI, he held numerous positions at Guinness PLC, including Chief Executive of Guinness Brewing Worldwide Ltd, Managing Director International Region of United Distillers, and Director of Financial Control. Mr. O'Neill also held positions at HSBC Holdings PLC, BICC PLC and the Ford Motor Company. He has an M.A. from the University of Cambridge and a Ph.D. in chemistry from the University of East Anglia.

    SANDRA S. WIJNBERG Ms. Wijnberg, age 46, has been nominated to join our Board. Ms. Wijnberg is a Senior Vice President and Chief Financial Officer at Marsh & McLennan Companies, Inc., a professional services firm with insurance and reinsurance brokerage, consulting and investment management businesses. Before joining Marsh & McLennan Companies, Inc. in January 2000, Ms. Wijnberg served as a Senior Vice President and Treasurer of Tricon Global
Restaurants, Inc. and held various positions at PepsiCo, Inc., Morgan Stanley Group, Inc. and American Express Company. Ms. Wijnberg is a graduate of the University of California, Los Angeles and received an M.B.A. from the University of Southern California.

EXECUTIVE OFFICERS

    Over the past several months, Tyco's Board has assembled a new senior corporate management team. In addition to Mr. Breen, Tyco's new Chief Executive Officer who also serves on the Board and whose biographical information is set forth above, the executive officers of Tyco are:

    DAVID J. FITZPATRICK Mr. FitzPatrick, age 48, has been our Executive Vice President and Chief Financial Officer since September 2002. Prior to joining Tyco, Mr. FitzPatrick was Senior Vice President and Chief Financial Officer of United Technologies Corporation from June 1998 to September 2002; and Vice President and Corporate Controller for Eastman Kodak Company from March 1995 to May 1998.

    WILLIAM B. LYTTON Mr. Lytton, age 54, has been our Executive Vice President and General Counsel since September 2002. Prior to joining Tyco, Mr. Lytton was Senior Vice President and General Counsel for International Paper Company from January 1999 to September 2002; and Vice President and General Counsel for International Paper from 1996 to 1999.

    ERIC M. PILLMORE Mr. Pillmore, age 49, has been our Senior Vice President of Corporate Governance since August 2002. Prior to joining Tyco, Mr. Pillmore was Senior Vice President, Chief Financial Officer and Secretary of Multilink Technology Corporation from July 2000 to August 2002. From April 2000 to
May 2000, Mr. Pillmore was Senior Vice President of Finance and Chief Financial Officer of McData Corporation. From January 2000 to April 2000, Mr. Pillmore was Senior Vice President of Finance and Director of Motorola's Broadband Communications Sector. From December 1997 to January 2000, Mr. Pillmore was Chief Financial Officer of General Instrument Corporation.

    JERRY R. BOGGESS Mr. Boggess, age 58, has been President of Tyco Fire and Security Services since August 1993. Mr. Boggess has been Vice President of Tyco since February 1996 and associated with Tyco and its predecessors since 1968 (except from 1983 to 1989 when he was President of Cosco Fire Protection, a division of Zurn Industries).

    JUERGEN W. GROMER Dr. Gromer, age 58, has been President of Tyco Electronics since April 1999. Dr. Gromer was Senior Vice President, Worldwide Sales and Service, of AMP Incorporated (acquired by Tyco in April 1999) from 1998 to April 1999; President, Global Automotive Division, and Corporate Vice President of AMP from 1996 to 1998; and Vice President and General Manager of various divisions of AMP from 1990 to 1996.

    ROBERT P. MEAD Mr. Mead, age 52, has been President of Tyco Engineered Products and Services since April 2002. Mr. Mead has been a Vice President of Tyco and its predecessors since August 1993. Mr. Mead was President of the Flow Control Products segment from May 1993 to May 2001; and has been associated with Tyco and its predecessors since 1973.

    RICHARD J. MEELIA Mr. Meelia, age 53, has been President of Tyco Healthcare and Specialty Products since 1995. Mr. Meelia has been Vice President of Tyco since June 2000 and was Group President of Kendall Healthcare Products Company (acquired by Tyco in October 1994) from January 1991 to 1995.

    DAVID E. ROBINSON Mr. Robinson, age 43, has been President of Tyco Plastics and Adhesives since November 2002. Prior to joining Tyco, Mr. Robinson was Executive Vice President and President of Motorola's Broadband Communications Sector from January 2001 to June 2002; Senior Vice President and General Manager, Digital Network Systems, for Motorola's Broadband Communications Sector from January 2000 to January 2001, and for General Instrument Corporation from April 1998 to January 2000; and Vice President and General Manager, Digital Network Systems from November 1995 to April 1998.

    MARTINA HUND-MEJEAN Ms. Hund-Mejean, age 42, has been our Senior Vice President, Treasurer since December 2002. Prior to joining Tyco, Ms. Hund-Mejean served as Senior Vice President and Treasurer at Lucent Technologies, Inc. from November 2000 to December 2002. During the previous 12 years, she held positions of ascending importance at General Motors, including most recently Assistant Treasurer, Treasurer's Office.

    JOHN E. EVARD, JR. Mr. Evard, Jr., age 56, has been our Senior Vice President, Tax since December 2002. Prior to joining Tyco, Mr. Evard was Vice President, Tax of United Technologies Corporation. Prior to joining United Technologies, Mr. Evard held a number of positions at CNH Global N.V. and its predecessor company, Case Corp., including Senior Vice President, Corporate Development, and General Tax Counsel.

    LAURIE SIEGEL Ms. Siegel, age 46, has been our Senior Vice President, Human Resources since January 2003. Prior to joining Tyco, Ms. Siegel was at Honeywell International, where she spent eight years in various roles, most recently as Vice President, Human Resources, Specialty Materials.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board maintains three standing committees: Audit, Compensation, and Corporate Governance and Nominating. The independent directors of the Board, acting in executive session, elect a lead director to serve as chair of the Corporate Governance and Nominating Committee. The lead director chairs an executive session of the independent directors at each formal Board meeting. Assignments to, and chairs of, the committees are recommended by the Corporate Governance and Nominating Committee and selected by the Board. All committees report on their activities to the Board.

    AUDIT COMMITTEE. The Audit Committee monitors the integrity of Tyco's financial statements, the independence and qualifications of the independent auditors, the performance of Tyco's internal auditors as well as the independent auditors, Tyco's compliance with legal and regulatory requirements and the effectiveness of Tyco's internal controls. The Audit Committee is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of Tyco's independent auditors. The Audit Committee held twelve (12) formal meetings during fiscal 2002 in addition to the numerous and extensive informal meetings and teleconferences that the Audit Committee held since the Board and the Audit Committee learned of instances of breakdowns of certain internal controls in January 2002.

    COMPENSATION COMMITTEE. The Compensation Committee reviews and approves compensation and benefits policies and objectives, determines whether Tyco's officers, directors and employees are compensated according to these objectives, and carries out the Board's responsibilities relating to the compensation of Tyco's executives. The Compensation Committee held seventeen (17) meetings during fiscal 2002.

    CORPORATE GOVERNANCE AND NOMINATING COMMITTEE. The Corporate Governance and Nominating Committee is responsible for identifying individuals qualified to become Board members, recommending to the Board the director nominees for the annual general meeting of shareholders, developing and recommending to the Board a set of corporate governance principles, and playing a general leadership role in Tyco's corporate governance. The Committee will consider nominations submitted by shareholders. To recommend a nominee, a shareholder should write to Tyco's Secretary at Tyco's registered address in Pembroke, Bermuda. Any such recommendation must include the name and address of the candidate, a brief biographical description or statement of the qualifications of the candidate and the candidate's signed consent to serve as a director if elected. The Corporate Governance and Nominating Committee held three (3) meetings during fiscal 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires Tyco's officers and directors and persons who beneficially own more than ten percent of Tyco's common shares to file reports of ownership and changes in ownership of such common shares with the SEC and the New York Stock Exchange. These persons are required by SEC regulations to furnish Tyco with copies of all
Section 16(a) forms they file. As a matter of practice, Tyco's administrative staff assists Tyco's officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on Tyco's review of the copies of such forms it has received and written representations from certain reporting persons confirming that they were not required to file Forms 5 for specified fiscal years, Tyco believes that all of its officers, directors and beneficial owners of more than ten percent of its common shares complied with Section 16(a) during Tyco's fiscal year ended September 30, 2002, except for (i) Mr. Fort who reported one transaction six months late, (ii) Joseph F. Welch who reported one transaction eight months late and another transaction seven months late, (iii) Mr. Breen who reported his initial statement of beneficial ownership on Form 3 four days late,
(iv) Mr. FitzPatrick who reported four transactions 20 days late,
(v) Mr. Lytton who reported four transactions eight days late (these transactions occurred on the same day), (vi) Mr. Slusser who reported one transaction 7 months late, (vii) L. Dennis Kozlowski who failed to report approximately 12 transactions and (viii) Mark H. Swartz who failed to report approximately 14 transactions.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

FISCAL 2002 COMPENSATION

    The fiscal 2002 compensation package for non-employee directors (other than Mr. Krol who joined the Board on August 6, 2002) consisted of $80,000 in cash and 20,000 stock options that vest one year after issuance. Mr. Krol was entitled to a pro-rata cash fee of $13,333.33 and a pro-rata grant of 3,333 stock options. Directors who are also employees receive no additional remuneration for services as a director.

    For fiscal 2002, directors could make an irrevocable election to receive some or all of their annual cash remuneration in one or more of the following forms:

    - phantom Tyco common shares under a deferred compensation plan;

    - interest in a trust that is invested in Tyco common shares; or

    - Tyco stock options.

    Under the deferred compensation plan, a director's account is credited with an amount equal to the dividends on the phantom common shares in the account as if they were owned. Payments from the account are made in cash in either a lump sum or up to ten annual installments at the prior election of the director. Installments may begin at termination of service or, if the director is under age 70, at a later date not to exceed age 70. In addition, a director may elect to receive a lump sum payment at least five years after deferral, even if he remains a director.

    Under the trust arrangement, a director is the owner of the common shares credited to the director's account. The director may vote these common shares, and the director may withdraw the common shares from the account or sell the common shares at any time. Any common shares remaining in the account at the time the director terminates his service on the Board will be distributed to him at that time.

    Under the option-in-lieu-of-fee arrangement, a director is granted a number of options with a value equal to the amount of cash remuneration foregone by the director, calculated using the Black-Scholes option pricing model.

    The fiscal 2002 option grant was made on October 1, 2001, and the options have an exercise price of $44.70 per share. Mr. Bodman, Mr. Foss, Ms. Lane, Mr. Slusser and our former directors Lord Ashcroft, Joshua M. Berman, James S. Pasman, Jr., Frank E. Walsh, Jr. and Joseph F. Welch elected to receive some or all of their cash retainer for fiscal 2002 in stock options and were granted options to purchase 4,660 Tyco common shares (2,330 for Mr. Slusser) at an exercise price of $44.70 per share. Mr. Krol received his pro-rata option grant of 3,333 options on August 6, 2002, and the options have a vesting date of August 6, 2003. In addition, Mr. Krol elected to receive his pro-rata cash remuneration in the form of an award of 777 options (100% vested but not exercisable until August 6, 2003). These options have an exercise price of $12.97. Under the terms of the director restoration option described below, Mr. Walsh received 13,105 options on December 18, 2001 with an exercise price of $56.09 and an expiration date equal to that of the options they restored.
Mr. Foss also received a restoration
option grant for 10,471 options on September 21, 2001 with an exercise price of $40.77 and an expiration date equal to that of the options they restored.
Mr. Slusser also received a restoration option grant for 2,467 options on December 13, 2001 with an exercise price of $54.35 and expiration date equal to that of the options they restored. Upon his departure from the Board effective February 21, 2002, the grant of 20,000 options for Mr. Walsh was cancelled.

    All options are granted under the Tyco International Ltd. Long Term Incentive Plan and, except in the case of restoration options, have a term of ten years from date of grant. Each option provides for an automatic grant of a restoration option to the extent the director uses Tyco common shares towards payment of his/her option exercise price. Restoration options have a term ending on the expiration date of the options they restore.

    In fiscal 2002, some of the Board members had taxable compensation for personal use of company aircraft. If the personal use was to take their spouse to a Board meeting at the invitation of Tyco, Tyco approved the gross-up of this income; otherwise, the amount was not grossed-up. The taxable income amounts are as follows: Mr. Berman: $1,466.58 and gross-up of $542.43; Mr. Foss: $3,978.99 and gross-up of $443.71; Ms. Lane: $1,348.57 and gross-up of $498.79; and Mr. Slusser: $600.37 and gross-up of $222.05.

    For the period from June 3, 2002 through the appointment of Tyco's new Chairman and Chief Executive Officer in July 2002, Mr. Fort assumed responsibility for the duties of an interim chief executive officer. Mr. Fort was not an employee on Tyco's payroll, but the Board voted to pay Mr. Fort $600,000 for his service and for his on-going work during a transition period after Mr. Breen was named Chief Executive Officer.

    Mr. Berman was a director of Tyco until December 5, 2002. From March 1, 2000 through July 31, 2002, Mr. Berman was engaged to render legal and other services. During this period, Tyco compensated Mr. Berman at an annual rate of $360,000 and provided Mr. Berman with health benefits, secretarial assistance, a cell phone and electronic security services for his homes.

FISCAL 2003 COMPENSATION

    Board remuneration for fiscal 2003 was set at $80,000, payable at the monthly rate of $6,666.66 for each full month on the Board and pro-rated for the number of days on the Board if the director begins or ends Board service during the month, and 20,000 stock options that will vest one year after issuance. On October 2, 2002, Mr. Krol was granted a stock option with respect to compensation for fiscal 2003 at an exercise price of $13.45 per share. On January 15, 2003, Messrs. McDonald, Buckley, York and Gordon received stock options for fiscal 2003 at an exercise price of $17.80. Directors who join the Board after January 15, 2003 will be granted their stock options with respect to compensation for fiscal 2003 on the date they become Board members. All options granted to Board members will have an exercise price equal to the average of the high and low sale price of a Tyco common share reported for the date of grant. Directors who are not standing for re-election were not given option grants for fiscal 2003. The Board may in the future determine to grant additional options or other equity compensation as a component of director compensation and/or to adjust directors' cash remuneration.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Foss, Pasman, Slusser and Welch served as members of the Compensation Committee during fiscal 2002. Mr. Foss is the owner of a corporate aircraft that Tyco leased from him starting in May 2001 after seeking competitive bids, of which Mr. Foss's bid was considered the most competitive given anticipated usage. Tyco paid Mr. Foss and a company of which he is president an aggregate of $587,000 in lease payments for Tyco's use of the aircraft and its pilots in fiscal 2002. These leasing arrangements were terminated as of September 30, 2002.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below presents the annual and long-term compensation for services in all capacities to Tyco and its subsidiaries for the periods shown for our new senior corporate management team, our executives who oversee our business segments and certain former executive officers (collectively, the "Named Officers"). As detailed below, some of the amounts and benefits received or obtained by L. Dennis Kozlowski, our former Chief Executive Officer, and Mark H. Swartz, our former Chief Financial Officer, were obtained without authorization from our Board or Compensation Committee, and thus do not constitute compensation properly paid to such former executive officers for services to Tyco and its subsidiaries, or may have been obtained without proper documentation under then existing company policies. More information with respect to these unauthorized payments and benefits was reported on September 17, 2002 in a Current Report on Form 8-K and is set forth in Item 3 "Legal

Proceedings" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and in the caption entitled "Related Party Transactions" below.

                                                        ANNUAL COMPENSATION(1)                  LONG TERM COMPENSATION
                            ------------------------------------------------------------------------------
                                                                                         -------------------------------------
                                                                                                                  COMMON
                                                                                                                  SHARES
                                                                                                                UNDERLYING
                                                                                         RESTRICTED STOCK      STOCK OPTIONS
NAME & PRINCIPAL                                                       OTHER ANNUAL        /STOCK UNITS        (# OF COMMON
POSITION                      YEAR     SALARY(2)      BONUS(3)       COMPENSATION(4)        ($VALUE)(5)           SHARES)
----------------            --------   ----------   -------------   ------------------   -----------------   -----------------
NEW SENIOR CORPORATE
MANAGEMENT TEAM
--------------------------
Edward D. Breen(7)........    2002     $ 278,846    $   3,779,452     $      17,314       $   11,427,750          7,350,000
  CHAIRMAN & CEO, TYCO
  INTERNATIONAL LTD.
David J. FitzPatrick(8)...    2002     $  25,962    $     500,000     $         405       $    3,257,000          1,650,000
  EXECUTIVE VICE PRESIDENT
  AND CFO, TYCO
  INTERNATIONAL LTD.
William B. Lytton(9)......    2002     $   2,500    $     250,000                --       $    2,064,750            665,000
  EXECUTIVE VICE PRESIDENT
  AND GENERAL COUNSEL,
  TYCO INTERNATIONAL LTD.
Eric M. Pillmore(10)......    2002     $  66,987    $     220,832     $       7,453       $      495,800            300,000
  SENIOR VICE PRESIDENT OF
  CORPORATE GOVERNANCE,
  TYCO INTERNATIONAL LTD.
BUSINESS SEGMENT
EXECUTIVES
--------------------------
Jerry R. Boggess..........    2002     $ 650,000    $   2,201,230     $     164,669                   --            641,796
  PRESIDENT, TYCO FIRE &      2001     $ 600,000        7,946,791           101,726                   --            408,218
  SECURITY SERVICES           2000     $ 550,000          874,083            79,224                   --            500,644
Juergen W. Gromer(11).....    2002     $ 695,500    $   3,392,059                --                   --            600,000
  PRESIDENT, TYCO             2001     $ 660,000    $   6,857,575                --                   --            424,261
  ELECTRONICS                 2000     $ 625,000    $  12,886,945                --                   --            474,380
Robert P. Mead(12)........    2002     $ 550,000    $   2,157,638     $      15,097                   --            620,000
  PRESIDENT, TYCO
  ENGINEERED PRODUCTS &
  SERVICES
Richard J. Meelia.........    2002     $ 669,135    $   4,330,199     $     233,788                   --            696,970
  PRESIDENT, TYCO             2001     $ 624,519    $  11,887,909     $     151,578                   --            264,607
  HEALTHCARE & SPECIALTY      2000     $ 600,000    $   1,574,878     $     174,075(18)               --            128,800
  PRODUCTS
FORMER EXECUTIVES(13)
--------------------------
John F. Fort III(14)......    2002     $ 600,000               --                --                   --                 --
  FORMER LEAD DIRECTOR,
  TYCO INTERNATIONAL LTD.
L. Dennis Kozlowski(15)...    2002     $1,327,500              --     $   2,719,133       $   66,991,000          3,404,000
  FORMER CHAIRMAN & CEO       2001     $1,650,000   $   4,000,000(17)   $   3,385,837(19)  $   30,398,880         1,439,135
  TYCO INTERNATIONAL LTD.     2000     $1,350,000   $   2,800,000     $   2,320,650(19)   $   21,207,540          5,357,798
Mark H. Swartz(16)........    2002     $ 971,122               --     $   1,271,897       $   38,486,500          1,703,186
  FORMER EXECUTIVE VICE       2001     $ 968,750    $   2,500,014(17)   $   1,535,151(20)  $   15,199,440           788,425
  PRESIDENT & CFO TYCO        2000     $ 768,750    $   1,400,000     $     632,836(20)   $   10,603,770          2,692,649
  INTERNATIONAL LTD.

                            LONG TERM COMPENSATION

                            ------------------

NAME & PRINCIPAL                ALL OTHER
POSITION                     COMPENSATION (6)
----------------            ------------------
NEW SENIOR CORPORATE
MANAGEMENT TEAM
--------------------------
Edward D. Breen(7)........    $      19,014
  CHAIRMAN & CEO, TYCO
  INTERNATIONAL LTD.
David J. FitzPatrick(8)...    $         449
  EXECUTIVE VICE PRESIDENT
  AND CFO, TYCO
  INTERNATIONAL LTD.
William B. Lytton(9)......               --
  EXECUTIVE VICE PRESIDENT
  AND GENERAL COUNSEL,
  TYCO INTERNATIONAL LTD.
Eric M. Pillmore(10)......    $       8,271
  SENIOR VICE PRESIDENT OF
  CORPORATE GOVERNANCE,
  TYCO INTERNATIONAL LTD.
BUSINESS SEGMENT
EXECUTIVES
--------------------------
Jerry R. Boggess..........    $     601,498
  PRESIDENT, TYCO FIRE &      $      87,774(21)
  SECURITY SERVICES           $   8,708,533(21)
Juergen W. Gromer(11).....               --
  PRESIDENT, TYCO             $         256
  ELECTRONICS                            --
Robert P. Mead(12)........    $     208,790
  PRESIDENT, TYCO
  ENGINEERED PRODUCTS &
  SERVICES
Richard J. Meelia.........    $     615,797
  PRESIDENT, TYCO             $      79,462
  HEALTHCARE & SPECIALTY      $     221,400
  PRODUCTS
FORMER EXECUTIVES(13)
--------------------------
John F. Fort III(14)......               --
  FORMER LEAD DIRECTOR,
  TYCO INTERNATIONAL LTD.
L. Dennis Kozlowski(15)...    $   5,595,619
  FORMER CHAIRMAN & CEO       $   2,742,363(22)
  TYCO INTERNATIONAL LTD.     $     387,547(22)
Mark H. Swartz(16)........    $  37,246,867
  FORMER EXECUTIVE VICE       $   1,297,478(23)
  PRESIDENT & CFO TYCO        $     122,195(23)
  INTERNATIONAL LTD.

--------------------------

(1) Under the Tyco Deferred Compensation Plan, the total amount of salary and bonus that has been deferred for fiscal 2002 is as follows:
    Mr. Boggess--$325,276; Mr. Meelia--$231,490; and Mr. Swartz-$564,375 (which was distributed to Mr. Swartz pursuant to his severance agreement described below under the subcaption entitled "--Employment, Retention and Severance Agreements"). The amounts shown in the table include the amounts deferred. We are seeking disgorgement of all amounts received by Mr. Swartz during the periods shown in this table. See footnote 16 below.

(2) The salaries shown for Messrs. Breen, FitzPatrick, Lytton and Pillmore are the amounts paid or accrued from the date of hire through September 30, 2002.

(3) The bonus amounts shown in the table for Messrs. Breen and Pillmore include a sign-on bonus and a pro-rated fiscal 2002 bonus, each of which was paid pursuant to the terms of their employment agreement. The bonus amounts shown in the table for Messrs. FitzPatrick and Lytton are sign-on bonuses.
    Mr. Pillmore's sign-on bonus includes a gross-up of $55,763 so that the net payment was $100,000. The bonus amounts shown for Messrs. Boggess, Mead, Meelia and Dr. Gromer for fiscal 2002 reflect payments based on the performance during fiscal 2002 of the segment headed by the executives, and, in the cases of Mr. Boggess and Dr. Gromer, as reduced by the Compensation Committee in consultation with new management. A portion of the bonus amounts for Messrs. Boggess, Mead, Meelia and Dr. Gromer for fiscal 2002 was paid in the form of Tyco common shares. The number of common shares earned for fiscal 2002 was based on quarterly business segment performance. The total number of bonus common shares earned by each business segment president for fiscal 2002 is as follows: Mr. Boggess--22,631 common shares; Dr. Gromer--25,610 common shares; Mr. Mead--29,185 common shares; and Mr. Meelia--47,702 common shares. The amounts listed in the table include the fair market value of the common shares on the dates such common shares vested ($47.945 on January 15, 2002; $21.585 on April 25, 2002; $11.43 on
    July 23, 2002 and $17.80 on January 15, 2003). Dr. Gromer's bonus for fiscal 2001 includes a bonus of $4,000,000 paid in November 2001 and 35,000 shares vested in January 2002 that were initially categorized as a special bonus for retention purposes and for managing a significant cost reduction program for Tyco's electronics segment during fiscal 2001, but were part of his fiscal 2001 performance bonus. The value of the share bonus is based on the fair market value of shares on January 30, 2002 of $31.645.

(4) Includes various perquisites and personal benefits if the amount exceeds $50,000 in any year, in addition to specifically noting tax gross-up payments and interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate. Messrs. Breen, FitzPatrick and Pillmore received tax gross-ups for living expenses in New York (see ALL OTHER COMPENSATION column). The amounts shown represent their respective estimated tax gross-ups for the period through the end of fiscal 2002. The amounts shown in the table for fiscal 2002 include the personal use of company cars and aircraft of $107,114 for Mr. Kozlowski and $100,827 for Mr. Swartz valued at the rates prescribed under applicable IRS regulations; interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $160,136 for Mr. Boggess, $15,097 for Mr. Mead, $211,158 for Mr. Meelia, $166,464 for Mr. Kozlowski and $101,347 for Mr. Swartz; tax gross-ups related to perquisites of $4,533 for Mr. Boggess and $22,631 for Mr. Meelia; reimbursement for New York state taxes of $450,000 for Mr. Kozlowski and $419,287 for Mr. Swartz; tax gross-ups on a portion of the executive life insurance premiums shown in the ALL OTHER COMPENSATION column of $915,608 for Mr. Kozlowski and $480,534 for Mr. Swartz; use and maintenance of apartments in New York in the amount of $649,217 for Mr. Kozlowski and $130,661 for Mr. Swartz; and other miscellaneous perquisites or other personal benefits for Mr. Kozlowski of $430,730 and for Mr. Swartz of $39,241. We are seeking disgorgement of all amounts received by Mr. Kozlowski and Mr. Swartz during the periods shown in this table. See footnotes 15 and 16 below.

(5) Amounts set forth in the restricted share awards column include grants of restricted shares and deferred share units. Under the terms of his employment agreement, Mr. Breen was granted awards of deferred share units ("DSU") corresponding to 1,000,000 and 350,000 common shares. The larger award vests one-fifth on each anniversary of the grant date and the other award vests one-third on each anniversary of the grant date.
    Messrs. FitzPatrick and Lytton were also awarded DSU's corresponding to 200,000 and 150,000 common shares respectively. These awards vest one-third on each anniversary of the grant date. DSU's are credited with dividend equivalents on the same date and amount as dividends are paid on Tyco common shares. The value of the dividend equivalents will be used to credit additional DSU's to the executive's DSU account. DSU's are settled by issuance of common shares upon the executive's termination of employment. The amount listed in the table reflects the fair market value of the DSU's on the date they were granted (based on a share price of $8.465 on July 25, 2002 for Mr. Breen, $16.285 on September 18, 2002 for Mr. FitzPatrick, and $13.765 on September 30, 2002 for Mr. Lytton). Mr. Pillmore was granted 40,000 restricted shares vesting one-third on each of January 1, 2003, January 1, 2004, and January 1, 2005. The amount listed in the table reflects the fair market value of the common shares on the date they were granted (based on a common share price of $12.395 on August 12, 2002). Dividends are payable on the restricted shares. The fiscal year-end value of DSU's and restricted share holdings calculated using the share price of $13.765, which is the average of the high and low sale price of Tyco common shares on September 30, 2002, is $18,582,750 for Mr. Breen, $2,753,000 for Mr. FitzPatrick, $2,064,750 for Mr. Lytton and $550,600 for Mr. Pillmore. Messrs. Kozlowski and Swartz, respectively, were granted 600,000 and 300,000 performance-based restricted shares on October 1, 2001. Common shares were issued under the restricted share program whereby specific performance criteria determine the number of common shares that vest for the fiscal year. If the performance criteria are not met, resulting in some or all of the common shares not being earned (I.E., not vesting) within a three-year period, those common shares are forfeited and must be returned to Tyco. In addition, in accordance with their retention agreements, Messrs. Kozlowski and Swartz were granted 800,000 and 500,000 time-based restricted shares on January 22, 2002. The value shown is the fair market value on the dates of the grants ($45.105 for the October 1, 2001 grant and $49.91 for the January 22, 2002 grant). Mr. Kozlowski forfeited 1,105,065 of these common shares upon termination of his employment. Under the terms of his retention agreement, Mr. Swartz would have vested in all remaining common shares upon a resignation for good reason (as defined therein). We are seeking disgorgement of all amounts received by Messrs. Kozlowski and Swartz during the periods shown in the table. See footnotes 15 and 16 below.

(6) The total amounts shown in the table for fiscal 2002 for Messrs. Breen, FitzPatrick and Pillmore represent amounts paid by Tyco or reimbursed to these executives for living expenses in the New York area while working in the New York office. The amounts shown in the table for Messrs. Boggess, Mead, Meelia, Kozlowski and Swartz reflect Tyco contributions made on their behalf under Tyco's qualified and non-qualified defined contribution plans, as follows:

                                                 COMPANY MATCHING CONTRIBUTION   COMPANY CONTRIBUTION
NAME                                                   (QUALIFIED PLAN)          (NON-QUALIFIED PLAN)
----                                             -----------------------------   --------------------
Mr. Boggess....................................             $16,000                    $581,992
Mr. Mead.......................................             $16,000                    $190,990
Mr. Meelia.....................................             $13,681                    $598,469
Mr. Kozlowski..................................             $16,000                    $443,200
Mr. Swartz.....................................             $ 7,431                    $243,657

    The amount shown in the table for Mr. Boggess also includes an Employee Stock Purchase Plan company match of $2,700, taxable life insurance of $422 and the economic value of split dollar life insurance of $384. The amount shown in the table for Mr. Mead also includes an Employee Stock Purchase Plan company match of $1,800. The amount shown in the table for Mr. Meelia also includes an Employee Stock Purchase Plan company match of $1,950 and taxable life insurance premium of $1,697. The amounts shown in the table for Messrs. Kozlowski and Swartz also include executive life insurance premiums of $5,136,419 and $2,610,452, respectively. In addition, in fiscal 2002
    Mr. Swartz received a lump sum payment of $24,554,078, which represented a buy-out of the future funding obligation under the executive life insurance policy (See "Former Executive Life Insurance" on page 17), $756,250 in consulting fees and $9,075,000 in severance. See the description of Mr. Swartz's severance agreement under the subcaption "Employment, Retention and Severance Agreements" beginning on page 17. We are seeking disgorgement of all amounts received by Messrs. Kozlowski and Mr. Swartz during the periods shown in the table. See footnotes 15 and 16 below.

(7) Mr. Breen became Chairman and Chief Executive Officer of Tyco on July 25, 2002.

(8) Mr. FitzPatrick became Executive Vice President and Chief Financial Officer of Tyco on September 18, 2002.

(9) Mr. Lytton became Executive Vice President and General Counsel of Tyco on September 30, 2002.

(10) Mr. Pillmore became Senior Vice President of Corporate Governance of Tyco on August 12, 2002.

(11) Dr. Gromer's salary and bonus are set in US Dollars, but are converted into and paid in Euros. For fiscal 2002, Dr. Gromer's base salary was $695,500, which at the time it was set converted into E790,409.

(12) Mr. Mead was named as an executive officer in July 2002. The amount in the table reflects his compensation for all of fiscal 2002.

(13) Executive compensation reported for fiscal 2000 did not include compensation paid to, and amounts received or obtained by, Mark A. Belnick, our former Executive Vice President and Chief Corporate Counsel. Tyco has alleged that Messrs. Kozlowski and Belnick conspired to manipulate internal documents so as to avoid disclosing Mr. Belnick's compensation for fiscal 2000. Had such amounts been included in our proxy statement for fiscal 2000, they would have been as follows: Salary--$737,500; Bonus--$4,000,000; Other Annual Compensation--$200,254 (including executive life insurance premiums of $2,769 and a tax gross-up on forgiveness of mortgage loans of $197,485); Restricted Share Grant $14,009,000 (representing the value of an aggregate of 300,000 restricted shares calculated using the average of the high and low sale prices of Tyco common shares on the dates of grant); Common Shares Underlying Options--211,012 Tyco options and 100,000 options to purchase shares of Tycom Ltd.; and All Other Compensation--$293,115 (including a qualified plan contribution of $8,500 and a non-qualified plan contribution of $102,750, forgiveness on mortgage loans in the amount of $179,990 and an award of 50 common shares having a fair market value of $1,875 on the date of grant). We have filed a civil complaint against Mr. Belnick for breach of fiduciary duty and other wrongful conduct. The action alleges that Mr. Belnick solicited and accepted cash and stock bonuses without Board approval; took interest-free loans from our relocation program without Board approval; failed to disclose to the Board and to the SEC his retention agreement and compensation; failed to advise the Board of the improper conduct of other officers; refused to cooperate with internal investigations; and engaged in other improper conduct. We are seeking disgorgement of all amounts received by Mr. Belnick during such period. More information with respect to this action was reported on September 17, 2002 in a Current Report on Form 8-K and is set forth in Item 3 "Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and in the caption entitled "Related Party Transactions" below.

(14) Mr. Fort was Tyco's Lead Director until August 2002. He assumed responsibility for the duties of an interim chief executive officer from June 3, 2002 until the appointment of Tyco's new Chairman and Chief Executive Officer in July 2002 and performed other services during a transition period from July 25, 2002 to September 30, 2002. Mr. Fort was not an employee on Tyco's payroll, but the Board voted to compensate Mr. Fort at the rate of $150,000 per month for each full or partial month he acted as an interim chief executive officer or provided transition services. The amount shown in the table, which does not include the Board remuneration described in "Directors' Compensation" beginning on page 5, represents the amount paid to Mr. Fort in this capacity.

(15) Mr. Kozlowski ceased to be employed by Tyco in June 2002. We have filed a civil complaint against Mr. Kozlowski for breach of fiduciary duty and other wrongful conduct. The action alleges that Mr. Kozlowski misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. We are seeking disgorgement of all amounts received by Mr. Kozlowski during the periods shown in the table. More information with respect to this action was reported on September 17, 2002 in a Current Report on Form 8-K and is set forth in Item 3 "Legal Proceedings" our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and in the caption entitled "Related Party Transactions" below.

(16) Mr. Swartz ceased to be employed by Tyco in August 2002. We have filed an arbitration claim against Mr. Swartz. The action alleges that Mr. Swartz breached his fiduciary duties and otherwise engaged in wrongful conduct relating to his employment by Tyco and misappropriated Tyco funds and other assets and seeks to recover from Mr. Swartz all damages suffered by Tyco as a result of such breach, wrongful conduct and misappropriation. We are seeking disgorgement of all amounts received by Mr. Swartz during the periods shown in the table. More information with respect to this arbitration claim was reported on October 8, 2002 in a Current Report on Form 8-K and is set forth in Item 3 "Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and in the caption entitled "Related Party Transactions" below.

(17) Does not include unauthorized bonuses of $700,000 received by Mr. Kozlowski and $350,000 received by Mr. Swartz in fiscal 2001 for which Tyco has brought claims against Mr. Kozlowski and Mr. Swartz. See footnotes 15 and 16 above.

(18) The amount in the table reflecting Mr. Meelia's OTHER ANNUAL COMPENSATION for fiscal 2000 has been revised. The amounts shown include, among other items, a cash payment of the unused portion of a perquisite entitlement of $21,031, a tax gross-up on such entitlement of $16,838 and the personal use of a company car and related maintenance of $20,218, as well as interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $114,510.

(19) The amounts in the table reflecting Mr. Kozlowski's OTHER ANNUAL COMPENSATION for fiscal 2001 and 2000 have been revised. The amounts shown include: the personal use of company cars and aircraft of $152,770 for fiscal 2001 and $103,737 for fiscal 2000 valued at rates prescribed under applicable IRS regulations; interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $219,543 for fiscal 2001 and $143,652 for fiscal 2000; a tax gross-up of the executive life insurance premium of $1,571,190 for fiscal 2001; use and maintenance of an apartment in New York in the amount of $947,613 for fiscal 2001 and $485,634 for fiscal 2000; imputed interest of $16,528 in fiscal 2001 and $1,053,713 in fiscal 2000; and other miscellaneous perquisites or other personal benefits of $478,192 for fiscal 2001 and $533,914 for fiscal 2000. The amounts shown do not include unauthorized tax gross-ups of $6,768,338 in fiscal 2001 and $13,536,676 in fiscal 2000 on forgiveness of mortgage loans and for which Tyco has brought a claim against Mr. Kozlowski. See footnote 15 above.

(20) The amounts in the table reflecting Mr. Swartz's OTHER ANNUAL COMPENSATION for fiscal 2001 and 2000 have been revised. The amounts shown include: the personal use of company car and aircraft of $154,862 for fiscal 2001 and $81,619 for fiscal 2000 valued at rates prescribed under applicable IRS regulations; interest credited on deferred compensation in excess of 120% of the applicable federal long-term rate of $277,856 for fiscal 2001 and $171,039 for fiscal 2000; a tax gross-up of the executive life insurance premium of $811,942 for fiscal 2001; use and maintenance of an apartment in New York in the amount of $256,399 for fiscal 2001 and $65,926 for fiscal 2000; imputed interest on an interest free loan of $299,009 in fiscal 2000; and other miscellaneous perquisites or other personal benefits of $34,091 for fiscal 2001 and $15,234 for fiscal 2000. The amounts shown do not include unauthorized tax gross-ups of $3,409,344 in fiscal 2001 and $6,818,687 in fiscal 2000 on forgiveness of mortgage loans for which Tyco has brought a claim against Mr. Swartz. See footnote 16 above.

(21) The amounts in the table reflecting Mr. Boggess's ALL OTHER COMPENSATION for fiscal 2001 and 2000 have been revised. For fiscal 2001, the table includes $2,602 in taxable life insurance and excludes $18,179 in financial planning reimbursement that appears in the "OTHER ANNUAL COMPENSATION" column. For fiscal 2000, the table includes forgiveness of mortgage loans and the related tax gross-up in the combined amount of $8,481,764 for 2000.

(22) The amounts in the table reflecting Mr. Kozlowski's ALL OTHER COMPENSATION for fiscal 2001 and 2000 have been revised. The amounts include a qualified plan matching contribution of $13,600 in fiscal 2001 and $11,900 in fiscal 2000, a non-qualified plan contribution of $397,450 in fiscal 2001 and $306,600 in fiscal 2000, director fees of $75,000 in fiscal 2001 and $65,00 in fiscal 2000, an executive life insurance premium of $2,256,313 for fiscal 2001 and taxable life insurance of $4,047 in fiscal 2000. The amounts shown do not include unauthorized forgiveness of mortgage loans in the amount of $9,719,696 in fiscal 2001 and $19,439,392 in fiscal 2000 for which Tyco has brought a claim against Mr. Kozlowski. See footnote 15 above.

(23) The amounts in the table reflecting Mr. Swartz's ALL OTHER COMPENSATION for fiscal 2001 and 2000 have been revised. The amounts include a qualified plan matching contribution of $5,185 in fiscal 2001 and $8,073 in fiscal 2000, a non-qualified plan contribution of $126,300 in fiscal 2001 and $113,375 in fiscal 2000, an executive life insurance premium of $1,165,993 for fiscal 2001 and taxable life insurance of $747 in fiscal 2000. The amounts shown do not include unauthorized forgiveness of mortgage loans of $4,896,000 in fiscal 2001 and $9,792,000 in fiscal 2000 for which Tyco has brought a claim against Mr. Swartz. See footnote 16 above.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table shows all grants of stock options to the Named Officers during fiscal 2002 under the Tyco International Ltd. Long Term Incentive Plan ("LTIP"). Mr. Fort is not included in this table as the only options he received were options granted to Board members and are described in "Directors' Compensation" beginning on page 5.

                                                                     INDIVIDUAL GRANTS
                               ----------------------------------------------------------------------------------------------
                               NO. OF SECURITIES    PERCENT OF TOTAL
                                  UNDERLYING       OPTIONS GRANTED TO     EXERCISE
                                    OPTIONS           EMPLOYEES IN         PRICE           EXPIRATION           GRANT DATE
                                  GRANTED(1)         FISCAL YEAR(2)     ($/SHARE)(3)          DATE           PRESENT VALUE(4)
                               -----------------   ------------------   ------------   -------------------   ----------------
NEW SENIOR CORPORATE
  MANAGEMENT TEAM
Edward D. Breen..............      4,000,000(5)           6.67%           $10.0000(14)           7/24/2012     $16,680,000
                                   3,350,000(5)           5.58%           $10.0000(14)           7/24/2012     $14,371,500
David J. FitzPatrick.........      1,650,000(5)           2.75%           $16.2440               9/17/2012     $14,586,000
William B. Lytton............        665,000(5)           1.11%           $13.7516               9/29/2012     $ 4,940,950
Eric M. Pillmore.............        300,000(5)           0.50%           $12.6900               8/11/2012     $ 2,052,000

BUSINESS SEGMENT EXECUTIVES
Jerry R. Boggess.............        400,000(6)           0.67%           $44.7000               9/30/2011     $ 6,540,000
                                      41,796(7)           0.07%           $50.5925              10/25/2011     $   840,518
                                     200,000(8)           0.33%           $23.8345                2/4/2012     $ 1,858,000
Juergen W. Gromer............        400,000(6)(9)        0.67%           $44.7000      9/30/11 - 10/30/11     $ 6,540,000
                                     200,000(9)(8)        0.33%           $23.8345         2/4/12 - 3/4/12     $ 1,858,000
Robert P. Mead...............        400,000(6)           0.67%           $44.7000               9/30/2011     $ 6,540,000
                                      20,000(7)           0.03%           $50.5925              10/25/2011     $   402,200
                                     200,000(8)           0.33%           $23.8345                2/4/2012     $ 1,858,000
Richard J. Meelia............        400,000(6)           0.67%           $44.7000               9/30/2011     $ 6,540,000
                                      96,970(7)           0.16%           $50.5925              10/25/2011     $ 1,950,067
                                     200,000(8)           0.33%           $23.8345                2/4/2012     $ 1,858,000

FORMER EXECUTIVES
L. Dennis Kozlowski..........      3,000,000(10)          5.00%           $44.7000               forfeited     $         0
                                     189,065(11)          0.32%           $50.5925                6/3/2003     $ 1,998,417
                                      20,000(11)          0.03%           $60.0000                6/3/2003     $   249,000
                                     194,935(11)          0.32%           $58.1440                6/3/2003     $ 2,269,043
Mark H. Swartz...............      1,500,000(8)(12)        2.50%          $44.7000               9/30/2011     $32,865,000
                                     105,719(12)(13)        0.18%         $50.5925              10/25/2011     $ 2,763,495
                                      97,467(12)(13)        0.16%         $58.1440              12/31/2011     $ 3,061,438

--------------------------

(1) Certain options granted to the Named Officers include a restoration feature whereby participants receive options to replace exercised options or common shares if the common shares or share proceeds (i) are used to pay the exercise price of stock options, (ii) are applied to satisfy tax withholding obligations or repay indebtedness to Tyco or (iii) are sold by trusts for tax planning purposes ("restoration options"). In certain cases, restoration options are granted to an executive who has sold vested restricted shares to Tyco or a subsidiary thereof, enabling the executive to maintain the level of his equity interest in Tyco. The Restoration Option Program was discontinued by Tyco during fiscal 2002.

(2) Represents the percentage of all options granted in fiscal 2002 under Tyco's option plans: the LTIP and the Tyco International Ltd. Long Term Incentive Plan II.

(3) Options were granted at an exercise price equal to the fair market value of the Tyco common shares on the date of grant (except for options granted to Mr. Breen, which were granted with an exercise price above the average high and low sale price). Fair market value was determined based on either the average of the high and low reported sale price of Tyco common shares on the date of grant, the volume weighted average sale price, the closing price, the low reported sale price of Tyco common shares on the date of grant or, in the case of restoration options, the sale price of the Tyco common shares that gave rise to such grant.

(4) Tyco chose to use the Black-Scholes option pricing model to value the options. The Black-Scholes model is a method of calculating the hypothetical value of the options on the date of grant. With the exception of Mr. Breen's option grants, all options were granted at an exercise price equal to the fair market value of

    Tyco's common shares on the date of grant (see footnotes 3 and 14). The following assumptions were used in calculating the Black-Scholes values: The value shown on the table for the options: expected life of five years (except for Mr. Kozlowski, for which the actual life is until June 3, 2003--see footnote 11); interest rates of 2.24%-4.72%; assumed annual volatility of underlying common shares of 39.15%-67.56%; and the vesting schedule listed for the option grant. For all of the above, the interest rates represent the yield of a zero coupon Treasury strip with a maturity date similar to the assumed exercise period; and the assumed annual volatility and dividend yield of underlying common shares was calculated based on 36 months of historical Tyco share price movement and the dividend payments. In addition, the value has been discounted for risk of forfeiture based on the vesting schedule of the grant, by 3% for options which vest after one year, by 8.7% for options which vest after three years, by 5.9% for options which vest in equal installments over three years and by 8.6% for options which vest in equal installments over five years.

(5) Options vest one-third per year on each anniversary of the grant date, except for Mr. Breen's grant of options on 4,000,000 common shares, which vest 20% per year on each anniversary of the grant date. Option vesting is subject to acceleration upon the executive's termination of employment by Tyco other than for "cause" or following a "change in control" or by the executive for "good reason" (in each case as defined in the executive's employment agreement or option agreement) and in the case of Mr. Breen, upon a change in control. Options have a ten year term, subject in certain cases to earlier expiration following termination of employment.

(6) Options vest 100% on the third anniversary of the grant date. Options have a ten year term, subject in certain cases to earlier expiration following termination of employment.

(7) Represents restoration options which are fully vested on the grant date, granted at fair market value and have a ten year term, subject in certain cases to earlier expiration following termination of employment.

(8) Options vests one-third per year on each anniversary of the grant date. Options have a ten year term, subject in certain cases to earlier expiration following termination of employment. In the case of Mr. Swartz, we are seeking disgorgement of all amounts received by Mr. Swartz during the periods shown in the SUMMARY COMPENSATION TABLE. See footnote 16 to SUMMARY COMPENSATION TABLE above.

(9) The portion of Dr. Gromer's options that are allocated to his Swiss compensation expire ten years and one month from the date of grant.

(10) Option vests one-third per year on each anniversary of the grant date. Option has a ten-year term, subject in certain cases to earlier expiration following termination of employment. The value of $0 shown on the table reflects that this option grant was cancelled as a result of Mr. Kozlowski's termination of employment. The grant date present value for this option grant using a term of three years (the original estimated period of exercise) was $49,560,000. We are seeking disgorgement of all amounts received by Mr. Kozlowski during the periods shown in the SUMMARY COMPENSATION TABLE. See footnote 15 to SUMMARY COMPENSATION TABLE above.

(11) Represents restoration options which are fully vested on the grant date but not exercisable for a period of two months from the grant date, granted at fair market value and have a ten year term, subject in certain cases to earlier expiration following termination of employment. The values in the table shown for these grants reflect their actual expiration date of June 3, 2003, which is a shortened term due to Mr. Kozlowski's termination of employment. The grant date present value for these options using a term of three years (the original estimated period of exercise) would be $3,722,690, $483,800, and $4,577,074, respectively. We are seeking disgorgement of all amounts received by Mr. Kozlowski during the periods shown in the SUMMARY COMPENSATION TABLE. See footnote 15 to SUMMARY COMPENSATION TABLE above.

(12) Under the terms of his retention agreement, Mr. Swartz would have vested in all options upon a resignation for good reason (as defined therein). We are seeking disgorgement of all amounts received by Mr. Swartz during the periods shown in the table. See footnote 16 to SUMMARY COMPENSATION TABLE above.

(13) Represents restoration options which are fully vested on the grant date but not exercisable for a period of two months from the grant date, granted at fair market value and have a ten year term, subject in certain cases to earlier expiration following termination of employment. We are seeking disgorgement of all amounts received by Mr. Swartz during the periods shown in the SUMMARY COMPENSATION TABLE. See footnote 16 to SUMMARY COMPENSATION TABLE above.

(14) Options granted with an exercise price of $10.00, which is $1.535 (18.13%) higher than the average high and low sale price reported for the grant date.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

    Shown below is information with respect to aggregate option exercises by the Named Officers in the fiscal year ended September 30, 2002 and with respect to unexercised stock options held by them at September 30, 2002. Mr. Fort is not included in this table. Options he received for service as a Board member are described in "Directors' Compensation" beginning on page 5.

                                 NUMBER OF                   NO. OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                  COMMON                     UNEXERCISED OPTION AT FISCAL     IN-THE-MONEY OPTIONS HELD
                                  SHARES                               YEAR END                 AT FISCAL YEAR END(1)
                                 ACQUIRED        VALUE      ------------------------------   ---------------------------
                                ON EXERCISE    REALIZED     EXERCISABLE      UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                -----------   -----------   -----------      -------------   -----------   -------------
NEW SENIOR CORPORATE
  MANAGEMENT TEAM
Edward D. Breen...............         --              --           --         7,350,000              --    $27,672,750
David J. FitzPatrick..........         --              --           --         1,650,000              --    $         0
William B. Lytton.............         --              --           --           665,000              --    $     8,911
Eric M. Pillmore..............         --              --           --           300,000              --    $   322,500
BUSINESS SEGMENT EXECUTIVES
Jerry R. Boggess..............         --              --      398,894         1,450,000              --             --
Juergen W. Gromer.............         --              --      648,641         1,450,000              --             --
Robert P. Mead................     50,000     $ 1,944,195      499,159         1,050,000              --             --
Richard J. Meelia.............         --              --    1,255,941           900,000              --             --
FORMER EXECUTIVES
L. Dennis Kozlowski...........         --              --   10,712,787(2)              0              --             --
Mark H. Swartz................         --              --    7,280,740(2)              0              --             --

--------------------------

(1) Based on $13.765, which is the average of the high and low sale price of Tyco common shares on September 30, 2002.

(2) We are seeking disgorgement of all amounts received by Messrs. Kozlowski and Swartz during the periods shown in the SUMMARY COMPENSATION TABLE above. See footnotes 15 and 16 to SUMMARY COMPENSATION TABLE above.

RETIREMENT PLANS

    Messrs. Breen, FitzPatrick, Lytton, Pillmore and Dr. Gromer participate in defined benefit or actuarial retirement plans ("pension plans") maintained by Tyco or a subsidiary, as described below.

    As part of his employment agreement, Mr. Breen is provided with a Supplemental Retirement Benefit. Commencing at age 60, Mr. Breen will receive a monthly annuity based upon 50% of his highest average earnings from Tyco during any consecutive 36-month period within the 60-month period prior to his termination. This monthly annuity is offset by any benefits provided under a defined benefit plan maintained by any prior employer and his benefits attributable to the company match under Tyco's 401(k) and supplemental plans, adjusted to reflect earnings. At his current pay level, Mr. Breen will have a lifetime benefit of $95,782 per month, commencing at his normal retirement age of 60. One-half of this amount will continue to his surviving spouse in the event of his death. Retirement benefits are available at an earlier age but would be reduced by .25% for each month that the benefit commences prior to age 60 and could result in a forfeiture of any unvested portion. Mr. Breen may elect to receive the actuarial equivalent of his annuity in the form of a lump sum payment.

    As part of his employment agreement, Mr. FitzPatrick is provided with a Supplemental Retirement Benefit. Commencing at age 62, Mr. FitzPatrick will receive a monthly annuity based upon 2% multiplied by his years of service plus an additional 10% multiplied by his highest average earnings from Tyco during any consecutive 36-month period within the 60-month period prior to his termination. This monthly annuity is offset by any benefits provided under a defined benefit plan maintained by his immediately preceding employer and his benefits attributable to the company match under Tyco's 401(k) and supplemental plans, adjusted to reflect earnings. At his current pay level, Mr. FitzPatrick will have a lifetime benefit of $34,794 per month, commencing at his normal retirement age of 62. One-half of this amount will continue to his surviving spouse in the event of his death. Retirement benefits are available at an earlier age but would be reduced by .25% for each month that the benefit commences prior to age 62 and could result in a forfeiture of any unvested portion. Mr. FitzPatrick may elect to receive the actuarial equivalent of his annuity in the form of a lump sum payment.

    As part of his employment agreement, Mr. Lytton is provided with a Supplemental Retirement Benefit. Commencing at age 62, Mr. Lytton will receive a monthly annuity based upon 6.25% of his highest average earnings from Tyco during any consecutive 36-month period within the 60-month period prior to his termination multiplied by his years of service with Tyco. This monthly annuity is offset by any benefits provided under a defined benefit plan maintained by his immediately preceding employer and his benefits attributable to the company match under Tyco's 401(k) and supplemental plans, adjusted to reflect earnings. At his current pay level, Mr. Lytton will have a lifetime benefit of $48,779 per month, commencing at his normal retirement age of 62. One-half of this amount will continue to his surviving spouse in the event of his death. Retirement benefits are available at an earlier age but would be reduced by .25% for each month that the benefit commences prior to age 62 and could result in a forfeiture of any unvested portion. Mr. Lytton may elect to receive the actuarial equivalent of his annuity in the form of a lump sum payment.

    As part of his employment agreement, Mr. Pillmore is provided with a Supplemental Retirement Benefit. Commencing at age 62, Mr. Pillmore will receive a monthly annuity based upon 2% of his highest average earnings from Tyco during any consecutive 36-month period within the 60-month period prior to his termination multiplied by his years of service with Tyco. This monthly annuity is offset by his benefits attributable to the company match under Tyco's 401(k) and supplemental plans, adjusted to reflect earnings. At his current pay level, Mr. Pillmore will have a lifetime benefit of $12,716 per month, commencing at his normal retirement age of 62. Retirement benefits are available at an earlier age but would be reduced by .25% for each month that the benefit commences prior to age 62 and could result in a forfeiture of any unvested portion.
Mr. Pillmore may elect to receive the actuarial equivalent of his annuity in the form of a lump sum payment.

    At the time of Tyco's acquisition of AMP in 1999, Dr. Gromer was a participant in a defined benefit pension plan that covered eligible AMP employees in Germany. As a result, Dr. Gromer is entitled to receive from Tyco upon retirement at age 65 a defined pension benefit that is determined primarily based on his annual base salary as of three years prior to the date of his retirement and his years of service with Tyco at the time of his retirement. The following table sets forth the estimated annual benefits payable under the Tyco Electronics (formerly AMP) pension plan for the compensation amounts and the years of credited service specified in the table, assuming benefits are paid in the form of a single life annuity upon normal retirement at age 65:

                YEARS OF CREDITED SERVICE AND RELATED ESTIMATED
                    ANNUAL BENEFITS PAYABLE UPON RETIREMENT
               -------------------------------------------------
COMPENSATION       15           20           25           30
------------   ----------   ----------   ----------   ----------
  $717,223      $255,101     $357,615     $468,041     $586,301
   753,084       272,586      380,750      496,727      620,433
   788,945       290,460      404,300      525,799      654,874
   824,807       308,722      428,264      555,259      689,629
   860,668       327,351      452,642      585,107      724,728

CONVERTED FROM EUROS USING A CONVERSION RATIO OF $1.00 TO E0.9768.

    The compensation of Dr. Gromer covered by the pension plan would be the base salary amount that is noted in the "Salary" column of the SUMMARY COMPENSATION TABLE above, less statutory payments for specified holiday and vacation time. Dr. Gromer's current covered compensation, designated in Euro is E700,584, which converts to $717,223 using a conversion ratio of $1.00 to E0.9768. Under the pension plan, no more than a maximum of 30 years of credited service may be recognized for benefit accrual purposes. As of September 30, 2002, for purposes of calculating benefits accrued under the pension plan, Dr. Gromer had 24 years and 9 months of credited service with Tyco.

    Dr. Gromer is a beneficiary under another AMP pension benefit funded through an insurance policy. At September 30, 2002, Dr. Gromer had accrued a taxable pension of $3,849 per year payable at retirement through this insurance. This amount is subject to increase in future periods only to the extent of dividends on the insurance policy.

    Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Mr. Kozlowski has a fixed lifetime benefit commencing at his normal retirement age of 65 that has a present value of $372,708 monthly. Mr. Swartz's fixed lifetime benefit at his normal retirement age of 65 has a present value of $167,446 monthly. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. We are seeking disgorgement of all benefits to Messrs. Kozlowski and Swartz under their ERAs. See footnotes 15 and 16 to SUMMARY COMPENSATION TABLE above.

FORMER EXECUTIVE LIFE INSURANCE

    Tyco purchased executive life insurance policies for Messrs. Kozlowski and Swartz and agreed to pay premiums of a specified amount for these insurance policies for an 11-year period beginning in fiscal 2001. In the event the policies do not earn specified interest amounts, Tyco agreed to make specified supplemental premium payments. The amounts paid for premiums in fiscal 2002 and 2001 are included under the caption ALL OTHER COMPENSATION in the SUMMARY COMPENSATION TABLE above. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $24,554,078, which represented the value of the annual premium amounts for the remainder of the eleven-year period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making the premium payments. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. We are seeking disgorgement of all benefits to Messrs. Kozlowski and Swartz under their executive life insurance policies. See footnotes 15 and 16 to SUMMARY COMPENSATION TABLE above.

EMPLOYMENT, RETENTION AND SEVERANCE AGREEMENTS

    Tyco has entered into employment agreements with Messrs. Breen, FitzPatrick, Lytton and Pillmore. Tyco is also party to a retention agreement with Mr. Meelia.

    Our employment agreement with Mr. Breen is dated as of July 25, 2002 and is filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002. The agreement provides for Mr. Breen to serve as our President, Chief Executive Officer and Chairman for an initial term of three years and, thereafter, for additional successive terms of one year each unless terminated by us or Mr. Breen at the end of the initial term or any additional term. Under the agreement, Mr. Breen is entitled to an annual base salary of at least $1,500,000, a sign-on bonus of $3,500,000, a guaranteed pro-rated annual bonus for fiscal 2002 based upon his base salary and a guaranteed annual bonus for fiscal 2003 of at least 100% of his base salary. Thereafter, Mr. Breen is eligible to earn an annual bonus of at least 100% of his base salary, based upon Tyco's satisfaction of objective financial performance criteria to be determined by the Board. Mr. Breen is required to return a pro rata portion of the net after-tax amount of his sign-on bonus in the event that his employment is terminated by us for cause or by him without good reason (each as defined in the agreement) prior to the one year anniversary of the agreement. Under the agreement, Mr. Breen is entitled to receive a sign-on option to purchase 3,350,000 common shares of Tyco at an exercise price of $10 per share and a sign-on grant of 350,000 deferred share units, both of which vest in three equal annual installments over the first three anniversaries of the agreement, as well as an option to purchase 4,000,000 common shares of Tyco at an exercise price of $10 per share and a grant of 1,000,000 deferred share units, both of which vest in five equal annual installments over the first five anniversaries of the agreement. All of the awards vest in full in the event of a change in control of Tyco or the termination of Mr. Breen's employment due to death or disability, by us other than for cause or disability or by Mr. Breen for good reason (each as defined therein). Mr. Breen is also entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position, and to receive a term life insurance policy, supplemental retirement benefits, certain tax gross-up payments, including a gross-up payment for any taxes he must pay as a result of receiving compensation that is contingent upon a change in control, and certain relocation, travel and other perquisites. In the event that Mr. Breen's employment is terminated by us other than for cause or by Mr. Breen for good reason, then, provided that Mr. Breen executes a general release in favor of Tyco in the form provided in the agreement, Tyco is obligated to pay Mr. Breen a lump sum of three times his base salary and target annual bonus (or, if higher, his most recent annual bonus), as well as a pro rata portion of any annual bonus for the year in which such termination occurs, and to offer him continued participation in our health and welfare plans for a period of three years. "Good reason" includes any termination by the executive during the 30-day period immediately following the first anniversary of the date of a change in control or the breach of the following representation made by us if such breach has a material adverse impact on Tyco. Tyco has represented in Mr. Breen's employment agreement that, as of the effective date of the agreement, all financial statements for each quarter and fiscal year since October 1, 1999 fairly present in all material respects Tyco's financial position in conformity with generally accepted accounting principles as of the applicable reporting dates, except as reported in the notes to those financial statements. The agreement restricts
Mr. Breen from soliciting Tyco's employees and customers or competing with Tyco during the term of his employment and for a period of one year following termination. Both Tyco and Tyco International (US) Inc. have agreed, pursuant to the agreement, to indemnify Mr. Breen to the fullest extent permitted by law and under Tyco's bye-laws.

    Our employment agreement with Mr. FitzPatrick is dated as of September 18, 2002 and is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The agreement provides for Mr. FitzPatrick to serve as our Executive Vice President and Chief Financial Officer for an initial term of two years and, thereafter, for additional successive terms of one year each unless terminated by us or Mr. FitzPatrick at the end of the initial term or any additional term. Under the agreement, Mr. FitzPatrick is entitled to an annual base salary of at least $750,000, a sign-on bonus of $500,000 and a guaranteed annual bonus for fiscal 2003 of at least 100% of his base salary. Thereafter, Mr. FitzPatrick is eligible to earn an annual bonus of at least 100% of his base salary, based upon Tyco's satisfaction of objective financial performance criteria to be determined by the Board. Under the agreement, Mr. FitzPatrick is entitled to receive a sign-on option to purchase 1,150,000 common shares of Tyco at an exercise price of $16.24 per share and a sign-on grant of 90,000 deferred share units, both of which vest in three equal annual installments over the first three anniversaries of the agreement, as well as an option to purchase 500,000 common shares of Tyco at an exercise price of $16.24 per share and a grant of 110,000 deferred share units, both of which vest in three equal annual installments over the first three anniversaries of the agreement. All of the awards vest in full in the event of the termination of Mr. FitzPatrick's employment due to death or disability, by us other than for cause or disability or by Mr. FitzPatrick for good reason (each as defined therein). Mr. FitzPatrick is also entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position, and to receive a universal life insurance policy, supplemental retirement benefits and certain relocation, travel, tax gross-up, financial and tax planning and other perquisites. In the event that Mr. FitzPatrick's employment is terminated by us other than for cause or by Mr. FitzPatrick for good reason, then, provided that Mr. FitzPatrick executes a general release in favor of Tyco in the form provided in the agreement, Tyco is obligated to pay Mr. FitzPatrick a lump sum of two times his base salary and target annual bonus (or, if higher, his most recent annual bonus), as well as a pro rata portion of any annual bonus for the year in which such termination occurs, to credit him with two additional years of service for purposes of calculating his supplemental retirement benefits and to offer him continued participation in our health and welfare plans for a period of three years. In the event that Mr. FitzPatrick's employment is terminated in connection with or following a change in control (as defined therein), then Tyco is obligated to pay Mr. FitzPatrick a lump sum of three times his base salary and target annual bonus (or, if higher, his most recent annual bonus), to provide him a gross-up payment for any taxes he must pay as a result of receiving compensation that is contingent upon a change in control, to credit him with three additional years of service for purposes of calculating his supplemental retirement benefits and all of his outstanding equity awards will vest. "Good reason" includes any termination by the executive during the 30-day period immediately following the 15-month anniversary of the date of a change in control or the breach of the following representation made by us if such breach has a material adverse impact on Tyco. Tyco has represented in Mr. FitzPatrick's employment agreement that, as of the effective date of the agreement, all financial statements for each quarter and fiscal year since October 1, 1999 fairly present in all material respects Tyco's results of operations, financial position and cash flows in conformity with generally accepted accounting principles as of the applicable reporting dates, except as reported in the notes to those financial statements. The agreement restricts Mr. FitzPatrick from soliciting Tyco's employees and customers or competing with Tyco during the term of his employment and for a period of one year following termination. Both Tyco and Tyco International
(US) Inc. have agreed, pursuant to the agreement, to indemnify Mr. FitzPatrick to the fullest extent permitted by law and under Tyco's bye-laws.

    Our employment agreement with Mr. Lytton is dated as of September 30, 2002 and is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The agreement provides for Mr. Lytton to serve as our Executive Vice President and General Counsel for an initial term of two years and, thereafter, for additional successive terms of one year each unless terminated by us or Mr. Lytton at the end of the initial term or any additional term. Under the agreement, Mr. Lytton is entitled to an annual base salary of at least $650,000, a sign-on bonus of $250,000 and a guaranteed annual bonus for fiscal 2003 of at least 100% of his base salary. Thereafter, Mr. Lytton is eligible to earn an annual bonus of at least 100% of his base salary, based upon Tyco's satisfaction of objective financial performance criteria to be determined by the Board. Under the agreement, Mr. Lytton is entitled to receive a sign-on option to purchase 315,000 common shares of Tyco at an exercise price of $13.75 per share and a sign-on grant of 73,000 deferred share units, both of which vest in three equal annual installments over the first three anniversaries of the agreement, as well as an option to purchase 350,000 common shares of Tyco at an exercise price of $13.75 per share and a grant of 77,000 deferred share units, both of which vest in three equal annual installments over the first three anniversaries of the agreement. All of the awards vest in full in the event of the termination of Mr. Lytton's employment due to death or disability, by us other than for cause or disability or by Mr. Lytton for good reason (each as defined therein). Mr. Lytton is also entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position, and to receive supplemental retirement benefits and certain relocation, travel, tax gross-up, financial and tax planning and other perquisites. In the event that Mr. Lytton's employment is terminated by us other than for cause or by Mr. Lytton for good reason, then, provided that Mr. Lytton executes a general release in favor of Tyco in the form provided in the agreement, Tyco is obligated to pay Mr. Lytton a lump sum of two times his base salary and target annual bonus (or, if higher, his most recent annual bonus), as well as a pro rata portion of any annual bonus for the year in which such termination occurs, to credit him with two additional years of service for purposes of calculating his supplemental retirement benefits and to offer him continued participation in our health and welfare plans for a period of three years. In the event that Mr. Lytton's employment is terminated in connection with or following a change in control (as defined therein), then Tyco is obligated to pay Mr. Lytton a lump sum of three times his base salary and target annual bonus (or, if higher, his most recent annual bonus), to provide him a gross-up payment for any taxes he must pay as a result of receiving compensation that is contingent upon a change in control, to credit him with three additional years of service for purposes of calculating his supplemental retirement benefits and all of his outstanding equity awards will vest. "Good reason" includes any termination by the executive during the 30-day period immediately following the 15-month anniversary of the date of a change in control or the breach of the following representation made by us if such breach has a material adverse impact on Tyco. Tyco has represented in Mr. Lytton's employment agreement that, as of the effective date of the agreement, all financial statements for each quarter and fiscal year since October 1, 1999 fairly present in all material respects Tyco's results of operations, financial position and cash flows in conformity with generally accepted accounting principles as of the applicable reporting dates, except as reported in the notes to those financial statements. The agreement restricts Mr. Lytton from soliciting Tyco's employees and customers or competing with Tyco during the term of his employment and for a period of one year following termination. Both Tyco and Tyco International (US) Inc. have agreed, pursuant to the agreement, to indemnify Mr. Lytton to the fullest extent permitted by law and under Tyco's bye-laws.

    Our employment agreement with Mr. Pillmore is dated as of August 12, 2002. The agreement provides for Mr. Pillmore to serve as our Senior Vice President, Corporate Governance for an initial term of three years and, thereafter, for additional successive terms of one year each unless terminated by us or Mr. Pillmore at the end of the initial term or any additional term. Under the agreement, Mr. Pillmore is entitled to an annual base salary of at least $475,000, a sign-on bonus of $100,000 (net after tax), a guaranteed pro-rated annual bonus for fiscal 2002 based upon his base salary and a guaranteed annual bonus for fiscal 2003 of at least 100% of his base salary. Thereafter, Mr. Pillmore is eligible to earn an annual bonus of at least 100% of his base salary, based upon Tyco's satisfaction of objective financial performance criteria to be determined by the Board. Under the agreement, Mr. Pillmore is entitled to receive a sign-on option to purchase 300,000 common shares of Tyco at an exercise price of $12.69 per share, which vests in three equal annual installments over the first three anniversaries of the agreement, and a sign-on grant of 40,000 restricted shares, which vests in three equal annual installments on January 1, 2003, January 1, 2004 and January 1, 2005, and, in fiscal 2003, an option to purchase 225,000 common shares of Tyco at an exercise price equal to the fair market value of Tyco common shares on the grant date, and a grant of 30,000 deferred share units, both of which will vest in three equal annual installments over the first three anniversaries of the agreement. All of the awards vest in full in the event of the termination of Mr. Pillmore's employment due to death or disability, by us other than for cause or disability or by Mr. Pillmore for good reason (each as defined therein).
Mr. Pillmore is also entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position, and to receive supplemental retirement benefits and certain relocation, travel, tax gross-up, financial and tax planning and other perquisites. In the event that Mr. Pillmore's employment is terminated by us other than for cause or by Mr. Pillmore for good reason, then, provided that Mr. Pillmore executes a general release in favor of Tyco in the form provided in the agreement, Tyco is obligated to pay Mr. Pillmore a lump sum of two times his base salary and target annual bonus (or, if higher, his most recent annual bonus), as well as a pro rata portion of any annual bonus for the year in which such termination occurs, to credit him with two additional years of service for purposes of calculating his supplemental retirement benefits and to offer him continued participation in our health and welfare plans for a period of two years. In the event that Mr. Pillmore's employment is terminated in connection with or in the 16-month period following a change in control (as defined therein), then Tyco is obligated to pay Mr. Pillmore a lump sum of three times his base salary and target annual bonus (or, if higher, his most recent annual bonus), to provide him a gross-up payment for any taxes he must pay as a result of receiving compensation that is contingent upon a change in control, pay him a lump sum representing the present value of the increase in the supplemental retirement benefits that he would have accrued assuming he had been credited with three additional years of service and all of his outstanding equity awards will vest. "Good reason" includes any termination by the executive during the 30-day period immediately following the 15-month anniversary of the date of a change in control or the breach of the following representation made by us if such breach has a material adverse impact on Tyco. Tyco has represented in Mr. Pillmore's employment agreement that, as of the effective date of the agreement, all financial statements for each quarter and fiscal year since October 1, 1999 fairly present in all material respects Tyco's results of operations, financial position and cash flows in conformity with generally accepted accounting principles as of the applicable reporting dates, except as reported in the notes to those financial statements. The agreement restricts Mr. Pillmore from soliciting Tyco's employees and customers or competing with Tyco during the term of his employment and for a period of one year following termination. Both Tyco and Tyco International (US) Inc. have agreed, pursuant to the agreement, to indemnify Mr. Pillmore to the fullest extent permitted by law and under Tyco's bye-laws.

    Tyco is party to a retention agreement with Richard J. Meelia, which is filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001. Under the agreement, if Mr. Meelia is terminated by us without cause or upon disability or Mr. Meelia resigns for good reason (each as defined in the agreement) prior to February 28, 2005, then he is entitled to receive a lump sum payment equal to three times the sum of his annual base salary, average cash bonus during the prior four fiscal years and the greater of 10% of his base salary or $20,000, as well as a pro rata portion of the maximum annual bonus that he would have been eligible for in the year of termination. Mr. Meelia would also be entitled to receive certain welfare, fringe, and other benefits comparable to those provided to him prior to termination for a period of three years from his termination date. Additionally, all options and restricted shares owned by Mr. Meelia and not already vested would continue to vest for a period of three years from termination. Under the agreement, if Mr. Meelia is terminated by us without cause or upon disability or Mr. Meelia resigns for any reason at any time after February 28, 2005 and prior to June 1, 2005, Mr. Meelia may elect to receive substantially the same severance benefits if he agrees not to disparage or compete with us or to solicit managerial level employees or customers of Tyco for a period of three years following his termination. The payments provided for in the agreement are subject to additional gross-up payments in the event that such payments are subject to federal excise tax. All of Mr. Meelia's unvested options and restricted shares vest in full immediately upon a change in control of Tyco (as defined therein).

    On January 22, 2001, Tyco entered into a retention agreement with Mr. Kozlowski. The agreement, as amended on August 1, 2001, was not properly approved, but purported to provide for an award of 800,000 restricted shares to be made on January, 22, 2002, with 1/8 of the common shares vesting each year beginning in January 2002 and full vesting upon Mr. Kozlowski's 62nd birthday on November 16, 2008. The agreement further provided that Mr. Kozlowski could sell the restricted shares to Tyco once the common shares vest at the fair market value on the date he elects to do so. The agreement provided that Mr. Kozlowski could retire at any time after November 16, 2008, and, with the consent of Tyco's Board, could retire before that date. If Mr. Kozlowski were terminated for "cause" or voluntarily resigned without "good reason" (each as defined in the retention agreement) prior to November 16, 2008, the agreement provided that he would receive no retirement payments under the agreement and any remaining common shares would not vest. However, if Mr. Kozlowski were terminated by the Board without cause or left for good reason, the agreement provided that he would receive a lump sum payment equal to three times the sum of his annual base salary and highest annual incentive compensation earned within the prior eight year period. Additionally, all options and restricted shares under the agreement or any company program not already vested would become vested at that time. The agreement also provided that he would receive payment for his services as a consultant annually in the amount of 1/12 of the sum of his last annual base salary and highest annual incentive compensation. The agreement provided that Mr. Kozlowski would continue to receive welfare, fringe, and other benefits comparable to those provided prior to retirement including, among other benefits, access to company facilities and services, and would receive three additional years of credits under the nonqualified retirement plan. Mr. Kozlowski resigned on June 3, 2002. Tyco has taken the position that the agreement is not valid or enforceable because of Mr. Kozlowski's fraudulent misrepresentation, breach of fiduciary duty and other misconduct. In addition, Tyco has brought an action against Mr. Kozlowski seeking disgorgement of all compensation and forfeiture of all benefits to him under the retention agreement. See footnote 15 to the SUMMARY COMPENSATION TABLE above.

    On January 22, 2001, Tyco entered into a retention agreement with Mr. Swartz. The agreement, as amended on August 1, 2001, was not properly approved, but purported to provide for an award of 500,000 restricted shares to be made on January, 22, 2002, with full vesting of the common shares on January 22, 2006. The agreement further provided that Mr. Swartz could sell the restricted shares to Tyco once the common shares vest at their fair market value on the date he elects to do so. If Mr. Swartz were terminated for "cause" or voluntarily resigned without "good reason" (each as defined in the retention agreement) prior to January 22, 2006, the agreement provided that he would receive no retirement payments under the agreement and any remaining common shares would not vest. However, if Swartz were terminated by the Board without cause or left for good reason, the agreement provided that he would receive a lump sum payment equal to three times the sum of his annual base salary and highest annual incentive compensation earned within the prior six year period. Additionally, all options and restricted shares under the agreement or any company program not already vested would become vested at that time. The agreement also provided that he would receive payment for his services as a consultant annually for a period of three years in the amount of 1/12 of the sum of his last annual base salary and highest annual incentive compensation. The agreement provided that Mr. Swartz would continue to receive welfare, fringe, and other benefits comparable to those provided prior to retirement including, among other benefits, access to company facilities and services, and would receive three additional years of credits under the nonqualified retirement plan. Mr. Swartz resigned in August 2002.

    On August 1, 2002, Tyco entered into a severance agreement with Mr. Swartz which provided that Mr. Swartz would waive his rights under the August 1, 2001 amendment to his retention agreement and that Tyco would treat Mr. Swartz's leaving Tyco as if it were a resignation for good reason. The severance agreement provided that Tyco would pay Mr. Swartz amounts due Mr. Swartz under Tyco's Deferred Compensation Plan, the current value of Mr. Swartz's Executive Life Insurance Program, amounts due to Mr. Swartz under his 401(k) plan and amounts due to Mr. Swartz under his Supplemental Executive Retirement Program. In connection with the severance agreement, Mr. Swartz retained his claim to any amounts owned to him under his Executive Retirement Agreement. The agreement also provided that all disputes between Tyco and Mr. Swartz arising from or concerning his employment at Tyco would be subject to binding arbitration. Tyco has filed an arbitration claim against Mr. Swartz seeking disgorgement of all compensation and forfeiture of all benefits to him under the retention agreement and severance agreement. See footnote 16 to the SUMMARY COMPENSATION TABLE above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of Tyco common shares by (i) those persons known by Tyco to own beneficially more than 5% of Tyco's outstanding common shares; (ii) each executive officer named in the SUMMARY COMPENSATION TABLE under "EXECUTIVE COMPENSATION" below; (iii) each existing director or director nominee; and (iv) all existing directors and executive officers of Tyco as a group.

                                                                 NUMBER OF
                                                               COMMON SHARES     % OF OUTSTANDING
                                                                   OWNED          COMMON SHARES
BENEFICIAL OWNER                                              BENEFICIALLY(1)   OWNED BENEFICIALLY
----------------                                              ---------------   ------------------
AXA Financial, Inc.(2)......................................    116,829,620              5.9

NEW SENIOR CORPORATE MANAGEMENT TEAM:
Edward D. Breen.............................................             10                *
David J. FitzPatrick........................................             --               --
William B. Lytton...........................................          1,215                *
Eric M. Pillmore............................................         45,000(3)             *

BUSINESS SEGMENT EXECUTIVES:
Jerry R. Boggess............................................        958,358(4)             *
Juergen W. Gromer...........................................        934,967(5)             *
Robert P. Mead..............................................      1,272,858(6)             *
Richard J. Meelia...........................................      1,519,512(7)             *

FORMER EXECUTIVES:
L. Dennis Kozlowski.........................................     13,731,168(8)             *
Mark H. Swartz..............................................      8,844,745(9)             *

CURRENT DIRECTORS:
Richard S. Bodman...........................................        227,913(10)            *
George W. Buckley...........................................             --               --
John F. Fort III............................................        186,707(11)            *
Stephen W. Foss.............................................        170,147(12)            *
Bruce S. Gordon.............................................             --               --
John A. Krol................................................            100                *
Wendy E. Lane...............................................         59,070(13)            *
Mackey J. McDonald..........................................             --               --
W. Peter Slusser............................................         59,810(14)            *
Jerome B. York..............................................         35,000                *

DIRECTOR NOMINEES:
Dennis C. Blair.............................................             --               --
Brendan R. O'Neill..........................................             --               --
Sandra S. Wijnberg..........................................             --               --
All current directors and executive officers as a group (18       5,470,667                *
  persons)..................................................

--------------------------

*   Less than 1%.

(1) The amounts shown are the number of common shares owned beneficially as of October 31, 2002 (except for AXA Financial, Inc., where the amounts are as of February 12, 2002, and Messrs. Kozlowski and Swartz, where the amounts are as of the date they terminated employment with Tyco) based on information furnished by the persons named, public filings and Tyco's records. A person is deemed to be the beneficial owner of common shares if such person, either alone or with others, has the power to vote or to dispose of such common shares. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment authority with respect to the common shares listed. To the extent indicated in the notes below, common shares beneficially owned by a person include common shares of which the person has the right to acquire beneficial ownership within 60 days, including under stock options that were exercisable on October 31, 2002, or that become exercisable within 60 days after October 31, 2002. There were 1,995,866,326 Tyco common shares outstanding as of October 31, 2002.

(2) The amount shown and following information is derived from Amendment No. 4 to Schedule 13G dated February 12, 2002 filed jointly on behalf of AXA Financial, Inc. and five French mutual insurance companies (AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle, AXA Courtage Assurance Mutuelle and AXA) as a group. According to the Schedule 13G, each of the French mutual insurance companies and AXA has sole voting power over 54,730,227 of such common shares, shared voting power over 27,089,802 of such common shares, sole dispositive power over 116,581,703 of such common shares and shared dispositive power over 247,917 of such common shares. AXA Financial, Inc. has sole voting power over 50,928,674 of such common shares, shared voting power over 27,089,802 of such common shares, sole dispositive power over 112,792,550 of such common shares and shared dispositive power over 129,417 of such common shares. The common shares are beneficially owned directly by AXA entities or subsidiaries of AXA Financial, Inc. as follows: AXA (30,000 common shares), AXA Investment Managers Paris (909,750 common shares), AXA Investment Managers Hong Kong Ltd. (131,310 common shares), AXA Investment Managers
    UK Ltd. (2,631,003 common shares), AXA Investment Managers Den Haag (87,090 common shares), AXA Rosenberg Investment Management LLC (118,500 common shares), Alliance Capital Management L.P. (113,192,054 common shares, which includes 1,486,100 common shares which may be acquired or disposed of upon exercise of options) and The Equitable Life Assurance Society of the United States (1,291,013 common shares, which includes 75,000 common shares which may be acquired or disposed of upon exercise of options). The address of AXA is 25, avenue Matignon, 75008 Paris, France. In the Schedule 13G, each of the French mutual insurance companies, collectively, and AXA expressly declares that the filing shall not be construed as an admission that it is, for purposes of Section 13(d), the beneficial owner of any securities, and state that each of the AXA Financial, Inc. subsidiaries operates under independent management and makes independent decisions. The addresses of the French mutual companies are as follows: AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle, 370, rue Saint Honore, 75001 Paris, France; and AXA Courtage Assurance Mutuelle, 26, rue Louis le Grand, 75002 Paris, France. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

(3) Includes 5,000 common shares and 40,000 restricted shares vesting one-third on each of January 1, 2003, January 1, 2004 and January 1, 2005.

(4) Includes 159,464 common shares personally owned and options to purchase 798,894 common shares.

(5) Includes 286,326 common shares personally owned, including 41,390 unvested restricted shares, and options to purchase 648,641 common shares.

(6) Includes 371,201 common shares personally owned, including 10,406 unvested restricted shares, 2,498 common shares owned by Mr. Mead's spouse, and options to purchase 899,159 common shares.

(7) Includes 263,571 common shares personally owned, including 7,322 unvested restricted shares, and options to purchase 1,255,941 common shares.

(8) Includes 1,068,436 common shares personally owned, 1,949,945 shares owned by DCS Family Partnership L.P. and KFT Family Partnership LP, collectively, and options to purchase 10,712,787 common shares. The information on Mr. Kozlowski's beneficial ownership is as of June 3, 2002, and is based on filings under Section 16 of the Securities Exchange Act of 1934 and Tyco's records. Tyco has not received information from Mr. Kozlowski as to his beneficial ownership of common shares. We are seeking disgorgement of all amounts received by Mr. Kozlowski during the periods shown in the SUMMARY COMPENSATION TABLE below. See footnote 15 to SUMMARY COMPENSATION TABLE above.

(9) Includes 1,094,542 common shares personally owned, 469,463 shares owned by KMS Family Partnership L.P. and by Mr. Swartz's minor children, collectively, and options to purchase 7,280,740 common shares. The information on Mr. Swartz's beneficial ownership is as of August 1, 2002, and is based on filings under Section 16 of the Securities Exchange Act of 1934 and Tyco's records. Tyco has not received information from Mr. Swartz as to his beneficial ownership of common shares. We are seeking disgorgement of all amounts received by Mr. Swartz during the periods shown in the SUMMARY COMPENSATION TABLE above. See footnote 16 to SUMMARY COMPENSATION TABLE above.

(10) Includes 157,260 common shares personally owned and options to purchase 70,653 common shares.

(11) Includes 125,647 common shares personally owned, an aggregate of 7,005 common shares owned by Mr. Fort's spouse, daughter and stepdaughter and options to purchase 54,055 common shares.

(12) Includes 56,347 common shares personally owned, an aggregate of 52,856 common shares owned by the A.S. Foss Foundation and the Foss Mfg. Co. pension and options to purchase 60,944 common shares.

(13) Includes 13,152 common shares personally owned and options to purchase 45,918 common shares.

(14) Includes 8,107 common shares personally owned, including 1,794 common shares owned through the Tyco directors trust and options to purchase 51,703 common shares.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of September 30, 2002 with respect to Tyco's common shares issuable under its equity compensation plans:

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
                                               ============                                 ==============

------------------------------

(1) The Tyco International Ltd. Long Term Incentive Plan ("LTIP") allows for the granting of share options and other equity or equity-based grants to Board members, officers and non-officer employees. LTIP II allows for the granting of share options and other equity or equity-based grants to employees who are not officers of Tyco. See Note 23 to Consolidated Financial Statements included in Tyco's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(2) Excludes 21,606,501 outstanding share options assumed in connection with acquisitions at a weighted-average exercise price of $46.45. No additional options may be granted under those assumed plans. Includes 1,700,000 Deferred Stock Units.

(3) 1994 Restricted Stock Ownership Plan for Key Employees ("1994 Restricted Stock Plan") provides for the issuance of restricted share grants to officers and non-officer employees. The number of shares available for issuance under the 1994 Restricted Stock Plan was reduced to 999,524 in October 2002, but will automatically increase by 0.05% of the total common shares outstanding on each of October 1, 2003 and October 1, 2004. See
    Note 23 to Consolidated Financial Statements included in Tyco's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(4) This table includes an aggregate of 5,367,199 shares available for future issuance under the Tyco Employee Stock Purchase Plan ("ESPP") and the Tyco International (Ireland) Employee Share Scheme ("Irish Bonus Plan"), which represents the number of remaining shares registered for issuance under these two plans. All of the shares delivered to participants under the ESPP and Irish Bonus Plan are purchased in the open market. All shares delivered to participants under the Irish Bonus Plan are purchased on a pre-tax basis. See Note 23 to Consolidated Financial Statements included in Tyco's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(5) Tyco International Ltd. UK Savings Related Share Option Plan ("SAYE") is an Inland Revenue approved plan for UK employees that grants employees options to purchase shares at the end of three years of service at a 15% discount off the market price at time of grant. Employees make monthly contributions which are at the election of the employee used for the purchase price or returned to the employee. See Note 23 to Consolidated Financial Statements included in Tyco's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Tyco has amounts due related to loans and advances issued to employees under Tyco's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under Tyco's Key Employee Loan Program for the payment of taxes upon the vesting of common shares granted under our restricted share ownership plans. The loans are unsecured and bear interest, payable annually, at a rate based on the six month LIBOR rate, calculated annually as the average of the 12 rates in effect on the first day of the month. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances. In addition, Tyco made loans secured by mortgages to certain employees under employee relocation programs. These loans are generally payable in 15 years and are secured by the underlying property. During fiscal 2002, the maximum amount outstanding under these programs was $117.5 million. Loans receivable under these programs, as well as other unsecured advances outstanding, were $88.1 and $93.4 million at September 30, 2002 and 2001, respectively. Certain of the above loans totaling $30.3 million and $33.7 million at September 30, 2002 and 2001, respectively, are non-interest bearing. Interest income on interest bearing loans totaled $5.5 million, $1.3 million, and $3.7 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

    During fiscal 2002, Mr. Kozlowski had outstanding loans from Tyco. The rate of interest charged on such loans was 1.91%. The maximum amount outstanding under these loans during fiscal 2002 was $51.0 million plus accrued interest of $3.2 million, and the amount outstanding at September 30, 2002 was $47.0 million. During fiscal 2001 and 2000, Mr. Kozlowski had outstanding loans from Tyco under our Key Employee Loan Program. The maximum amount of such loans previously reported in each of fiscal 2001 and 2000 were understated by approximately $25 million, plus accrued interest at the time. In addition, during fiscal 2001 and fiscal 2000, Mr. Kozlowski received $9,719,696 and $19,439,392 in unauthorized mortgage loans that were later forgiven without proper approval. Mr. Kozlowski also received an unauthorized gross-up payment to cover taxes payable due to income associated with such forgiveness. See footnote 21 to the SUMMARY COMPENSATION TABLE set forth in the caption entitled "Executive Compensation" above.

    During fiscal 2002, Mr. Swartz had outstanding loans from Tyco. The rate of interest charged on such loans was 2.11%. The maximum amount outstanding under these loans during fiscal 2002 was $25.0 million plus accrued interest of $1.6 million and such loans were repaid in full prior to September 30, 2002. During fiscal 2001 and 2000, Mr. Swartz had outstanding loans from Tyco under our Key Employee Loan Program. The maximum amount of such loans previously reported in each of fiscal 2001 and 2000 were understated by approximately
$12.5 million, plus accrued interest at the time. In addition, during fiscal 2001 and fiscal 2000, Mr. Swartz received $4,896,000 and $9,792,000, respectively, in unauthorized mortgage loans that were later forgiven without proper approval. Mr. Swartz also received an unauthorized gross-up payment to cover taxes payable due to income associated with such forgiveness. See footnote 22 to the SUMMARY COMPENSATION TABLE set forth in the caption entitled "Executive Compensation" above.

    During fiscal 2002, Mr. Belnick had outstanding loans from Tyco. The maximum amount outstanding under these loans during fiscal 2002 was $16.5 million and the amount outstanding at September 30, 2002 was $14.8 million. Of the $14.8 million, $14.5 million is a non-interest bearing mortgage loan and $0.3 million is in the form of an interest bearing promissory note. The interest rate on the promissory note was 2.78% for fiscal 2002. We have filed a civil complaint against Mr. Belnick for breach of fiduciary duty and other wrongful conduct. More information with respect to this action was reported on September 17, 2002 in a Current Report on Form 8-K and is set forth in Item 3 "Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

    During fiscal 2002, Mr. Boggess had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.4 million and such loan was repaid in full prior to September 30, 2002.

    During fiscal 2002, Mr. Mead had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.9 million and such loan was repaid in full prior to September 30, 2002.

    During fiscal 2002, Mr. Meelia had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.06%. The maximum amount outstanding under this loan during fiscal 2002 was $1.7 million and the amount outstanding at September 30, 2002 was $18,200.

    During the fourth quarter of fiscal 2002, the Board and our new senior corporate management team adopted a policy under which no new loans are allowed to be granted to any officers of Tyco and existing loans are not allowed to be extended or modified.

    Certain Tyco directors and executive officers owned TyCom Ltd. common shares or options, which were converted to Tyco common shares and Tyco options upon the amalgamation of a subsidiary of Tyco with TyCom Ltd. on December 18, 2001 at the exchange ratio applicable to all holders of TyCom Ltd. common shares and options.

    Joshua M. Berman was a director of Tyco until December 5, 2002. From
March 1, 2000 through July 31, 2002, Tyco also engaged Mr. Berman to render legal and other services. During this period, Tyco compensated Mr. Berman at an annual rate of $360,000 and provided Mr. Berman with health benefits, secretarial assistance, a cell phone and electronic security services for his homes. Tyco also reimbursed Mr. Berman for legal fees and expenses incurred by him in connection with matters relating to Tyco pursuant to indemnification provisions applicable to all directors of Tyco. Mr. Berman is a retired counsel to the law firm Kramer Levin Naftalis & Frankel LLP, which provided legal services to us in fiscal 2002.

    As previously reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, and our Annual Report on Form 10-K for the fiscal period ended September 30, 2002, Tyco and certain of our current and former directors are defendants in four pending actions purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain current and former directors of Tyco and against Tyco as a nominal defendant in connection with alleged improper conduct of former officers of Tyco relating to the use of our funds, our Key Employee Loan Program and assets. The ultimate resolution of these actions is not yet determinable.

    As previously reported on September 17, 2002 and October 8, 2002 in our Current Reports on Form 8-K, Tyco has filed civil complaints against Mr. Kozlowski and Mr. Belnick, and an arbitration claim against Mr. Swartz, for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions or other improper conduct.

    As previously reported on September 17, 2002 in our Current Report on Form 8-K, on June 17, 2002, Tyco filed a civil complaint against our former director Frank E. Walsh, Jr. for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which went to Mr. Walsh with the balance going to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the Securities and Exchange Commission in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. Our claims against Mr. Walsh are still pending.

    Tyco has filed a civil complaint against Messrs. Kozlowski and Swartz pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement to Tyco of short-swing profits from transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees and costs.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TYCO INTERNATIONAL LTD.

                                            By:
                                                           /s/ WILLIAM B. LYTTON
                                                 -----------------------------------------
                                                             William B. Lytton
                                                          EXECUTIVE VICE PRESIDENT
                                                            AND GENERAL COUNSEL

    Date: January 28, 2003

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

Date: January 28, 2003
                                    /s/ EDWARD D. BREEN
                               ----------------------------
                                     Edward D. Breen
                                 CHIEF EXECUTIVE OFFICER

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

Date: January 28, 2003
                                 /s/ DAVID J. FITZPATRICK
                               ----------------------------
                                  David J. FitzPatrick
                                 CHIEF FINANCIAL OFFICER