Form 10-Q
period 2002-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2003-02-14
CIK 833444

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

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

    The number of common shares outstanding as of February 11, 2003 was 1,996,099,993.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements

       Consolidated Statements of Operations (Unaudited) for
       the quarters ended December 31, 2002 and 2001........      1

       Consolidated Balance Sheets (Unaudited) as of
       December 31, 2002 and September 30, 2002.............      2

       Consolidated Statements of Cash Flows (Unaudited) for
       the quarters ended December 31, 2002 and 2001........      3

       Notes to Consolidated Financial Statements
       (Unaudited)..........................................      4

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     29

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     56

Item 4--Controls and Procedures.............................     56

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     59

Item 2--Changes in Securities and Use of Proceeds...........     64

Item 6--Exhibits and Reports on Form 8-K....................     65

Signatures..................................................     66

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               FOR THE QUARTERS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenue from product sales..................................  $7,170.2   $6,977.6
Service revenue.............................................   1,769.2    1,601.1
                                                              --------   --------
NET REVENUES................................................   8,939.4    8,578.7
Cost of product sales (Note 1)..............................   4,791.5    4,428.8
Cost of services............................................     938.7      805.6
Selling, general and administrative expenses (Note 1).......   2,088.6    1,965.3
Restructuring and other unusual (credits) charges...........      (3.5)      19.9
                                                              --------   --------
OPERATING INCOME............................................   1,124.1    1,359.1
Interest income.............................................      25.8       19.6
Interest expense............................................    (289.0)    (208.8)
Other income (expense)......................................      21.4       (4.3)
Sale of common shares of a subsidiary (Note 1)..............        --      (39.6)
                                                              --------   --------
Income from continuing operations before income taxes and
  minority interest.........................................     882.3    1,126.0
Income taxes................................................    (247.1)    (192.8)
Minority interest...........................................      (0.7)       1.5
                                                              --------   --------
INCOME FROM CONTINUING OPERATIONS...........................     634.5      934.7
Income from discontinued operations of Tyco Capital, net of
  tax of $122.4.............................................        --      264.7
                                                              --------   --------
NET INCOME..................................................  $  634.5   $1,199.4
                                                              ========   ========
BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations.........................  $   0.32   $   0.47
  Income from discontinued operations of Tyco Capital, net
    of tax..................................................        --       0.13
  Net income per common share...............................      0.32       0.61
DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations.........................  $   0.32   $   0.47
  Income from discontinued operations of Tyco Capital, net
    of tax..................................................        --       0.13
  Net income per common share...............................      0.32       0.60
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................   1,994.6    1,974.6
  Diluted...................................................   2,000.4    1,999.7

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                              ------------   -------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 5,732.0      $ 6,186.8
  Short-term investments....................................        253.3           93.5
  Restricted cash...........................................        468.9          196.2
  Accounts receivables, less allowance for doubtful accounts
    ($667.6 at December 31, 2002 and $629.1 at September 30,
    2002)...................................................      5,983.8        5,848.6
  Inventories...............................................      4,880.2        4,716.0
  Deferred income taxes.....................................      1,112.8        1,338.1
  Other current assets......................................      1,402.5        1,370.6
                                                                ---------      ---------
    Total current assets....................................     19,833.5       19,749.8
Tyco Global Network, Net....................................        684.8          581.6
Property, Plant and Equipment, Net..........................     10,072.6        9,969.5
Goodwill....................................................     26,191.0       26,093.2
Intangible Assets, Net......................................      6,701.6        6,562.6
Other Assets................................................      3,351.9        3,457.7
                                                                ---------      ---------
      TOTAL ASSETS..........................................    $66,835.4      $66,414.4
                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable and current maturities of long-term debt....    $11,215.4      $ 7,719.0
  Accounts payable..........................................      2,798.6        3,170.0
  Accrued expenses and other current liabilities............      4,946.1        5,270.8
  Contracts in process -- billings in excess of cost........        540.2          522.1
  Deferred revenue..........................................        697.2          731.3
  Income taxes payable......................................      2,293.8        2,218.9
                                                                ---------      ---------
    Total current liabilities...............................     22,491.3       19,632.1
Long-Term Debt (Note 9).....................................     13,000.8       16,486.8
Other Long-Term Liabilities.................................      5,409.8        5,462.1
                                                                ---------      ---------
      TOTAL LIABILITIES.....................................     40,901.9       41,581.0
                                                                ---------      ---------
Commitments and Contingencies (Note 10)
Minority Interest...........................................         42.1           42.8
Shareholders' Equity:
  Preference shares, $1 par value, 125,000,000 shares
    authorized, one share outstanding at December 31, 2002
    and September 30, 2002..................................           --             --
  Common shares, $0.20 par value, 2,500,000,000 shares
    authorized; 1,995,881,526 and 1,995,699,758 shares
    outstanding, net of 22,313,768 and 22,522,250 shares
    owned by subsidiaries at December 31, 2002 and September
    30, 2002, respectively..................................        399.2          399.1
  Capital excess:
    Share premium...........................................      8,148.7        8,146.9
    Contributed surplus, net of deferred compensation of
      $48.4 at December 31, 2002 and $51.2 at September 30,
      2002..................................................     15,070.9       15,042.7
  Accumulated earnings......................................      3,403.7        2,794.1
  Accumulated other comprehensive loss......................     (1,131.1)      (1,592.2)
                                                                ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY............................     25,891.4       24,790.6
                                                                ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............    $66,835.4      $66,414.4
                                                                =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                FOR THE QUARTERS
                                                                      ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $   634.5   $   934.7
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Non-cash restructuring and other unusual charges..........         --         5.8
  Minority interest in net loss (income) of consolidated
    subsidiaries............................................        0.7        (1.5)
  Sale of common shares of subsidiary.......................         --        39.6
  Depreciation..............................................      361.1       359.6
  Intangible assets amortization............................      155.4       121.1
  Deferred income taxes.....................................      277.8      (133.7)
  Debt and refinancing cost amortization....................       29.2        39.2
  Charges related to prior years (Note 1)...................         --       222.0
  Other non-cash items......................................      (14.9)        5.9
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestiture:
    Accounts receivable.....................................       96.6       471.6
    Decrease in sale of accounts receivable programs........      (80.4)         --
    Contracts in progress...................................      (19.5)     (159.5)
    Inventories.............................................     (108.0)     (235.9)
    Other current assets....................................       38.3      (158.5)
    Accounts payable........................................     (473.6)     (181.6)
    Accrued expenses and other current liabilities..........     (180.8)     (458.0)
    Income taxes............................................       82.6        29.2
    Deferred revenue........................................      (52.2)      (73.5)
    Other...................................................       81.0       112.6
                                                              ---------   ---------
        Net cash provided by operating activities from
        continuing operations...............................      827.8       939.1
        Net cash provided by operating activities from
        discontinued operations.............................         --       234.3
                                                              ---------   ---------
        Net cash provided by operating activities...........      827.8     1,173.4
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............     (314.1)     (569.4)
Construction in progress -- Tyco Global Network.............      (86.5)     (561.7)
Acquisition of businesses, net of cash acquired.............     (239.5)   (1,052.3)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...............................................     (111.8)     (218.7)
Disposal of business........................................        3.6          --
Cash invested in short-term investments.....................     (159.8)         --
Net sale (purchases) of long-term investments...............       42.2       (29.1)
Increase in restricted cash.................................     (296.6)         --
Other.......................................................       59.2      (230.2)
                                                              ---------   ---------
        Net cash used in investing activities from
        continuing operations...............................   (1,103.3)   (2,661.4)
        Net cash provided by investing activities from
        discontinued operations.............................         --     1,524.1
                                                              ---------   ---------
        Net cash used in investing activities...............   (1,103.3)   (1,137.3)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt......................     (153.9)    2,728.3
Proceeds from exercise of options...........................        1.9       134.7
Dividends paid..............................................      (25.2)      (24.4)
Repurchase of Tyco common shares............................         --      (599.0)
Capital contribution to Tyco Capital........................         --      (200.0)
Other.......................................................       (2.1)       (0.1)
                                                              ---------   ---------
        Net cash (used in) provided by financing activities
        from continuing operations..........................     (179.3)    2,039.5
        Net cash used in financing activities from
        discontinued operations.............................         --    (1,495.6)
                                                              ---------   ---------
        Net cash (used in) provided by financing
        activities..........................................     (179.3)      543.9
                                                              ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (454.8)      580.0
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS TRANSFERRED TO
  DISCONTINUED OPERATIONS...................................         --      (493.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    6,186.8     1,779.2
                                                              ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 5,732.0   $ 1,865.6
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

    SHORT-TERM INVESTMENTS--Short-term investments consist of fixed income securities with maturities of greater than three months and less than one year, and are available for current operations.

    CHARGES RELATING TO PRIOR YEARS RECORDED IN THE QUARTER ENDED DECEMBER 31, 2001--As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, during the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to fiscal 2002 or any year prior. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have been recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 is $185.9 million. This amount is included on the selling, general and administrative expenses line in the December 31, 2001 Consolidated Statement of Operations.

    - The Company determined that the net gain of $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million. The $39.6 million associated with the sale of common shares of TyCom is included on a separate line in the December 31, 2001 Consolidated Statement of Operations.

    - As described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002, the Company identified several adjustments, both as a result of the "Phase 2" review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million, $25.4 million of which is included in selling, general and administrative expenses and $10.7 million of which is included in cost of sales in the December 31, 2001 Consolidated Statement of Operations.

                            TYCO INTERNATIONAL LTD.

1. BASIS OF PRESENTATION (CONTINUED)
ACCOUNTING PRONOUNCEMENTS

    During the quarter ended December 31, 2002, the Company adopted the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). FIN 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information (see Note 14). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance, effective for the quarter ending March 31, 2003. We are currently assessing the impact of the accounting requirements of this new interpretation.

    Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this new standard did not have a material impact on our results of operations or financial position.

    Effective October 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The adoption of this new standard did not have a material impact on our results of operations or financial position.

2. ACQUISITIONS AND DIVESTITURES

    During the first quarter of fiscal 2003, the Company purchased businesses for an aggregate cost of $239.5 million in cash. Of the $239.5 million, $236.6 million was to acquire approximately 215,000 customer contracts for electronic security services through the Company's dealer program. The remaining $2.9 million relates to the acquisition of a business within the Engineered Products and Services segment. During the quarter, the Company paid
$68.8 million of cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, the Company paid cash of approximately $43.0 million relating to holdback and earn-out liabilities primarily related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. The cash portions of acquisition costs were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    The Company purchased all of the voting equity interests in each of the businesses acquired. At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed during fiscal 2003, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2003, Tyco recorded a decrease of $128.4 million in goodwill and an additional $236.5 million in other intangible assets during the quarter ended December 31, 2002. The decrease in goodwill includes $131.3 million associated with prior years'

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) acquisitions, primarily Sensormatic Electronics Corporation ("Sensormatic"), acquired in November 2001, as well as fiscal 2001 acquisitions of Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, and Mallinckrodt, Inc. ("Mallinckrodt"), acquired in October 2000. Adjustments for Sensormatic primarily relate to finalization of deferred tax adjustments related to previously recorded purchase accounting liabilities. Adjustments for LPS and Mallinckrodt primarily relate to reductions in purchase accounting liabilities due to actual costs being less than originally estimated. See roll forward of purchase accounting accruals below. The increase in other intangible assets primarily relates to $236.6 million of customer contracts acquired through the Company's dealer program.

    When Tyco makes acquisitions it seeks to complement existing products and services, enhance the Company's product lines and/or expand its customer base. Tyco determines what it is willing to pay for an acquisition partially based on its expectation that it can cost effectively integrate the products and services of an acquired company into Tyco's existing infrastructure and improve earnings by removing overhead costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilizes existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targets companies that are perceived to be experiencing depressed financial performance. All these factors contribute to acquisition prices in excess of the fair value of net assets acquired and the resultant goodwill. However, the Company expects to complete significantly fewer acquisitions prospectively due to its focus on enhancing internal growth within its existing businesses.

    The following table shows the fair values of assets and liabilities recorded for the purchase acquisition and the acquisition of customer contracts completed in the first quarter of fiscal 2003, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for purchase acquisitions completed prior to fiscal 2003 ($ in millions):

Accounts receivables........................................  $  (0.7)
Inventories.................................................      8.7
Prepaid expenses and other current assets...................     26.5
Property, plant and equipment, net..........................     13.7
Goodwill....................................................   (128.4)
Intangible assets...........................................    236.5
Other assets................................................     10.3
                                                              -------
                                                                166.6
                                                              -------
Accounts payable............................................     (2.7)
Accrued expenses and other current liabilities..............    (71.4)
Holdback/earn-out liabilities...............................      3.3
Other long-term liabilities.................................     (2.2)
Fair value of debt assumed..................................      0.1
                                                              -------
                                                                (72.9)
                                                              -------
Cash consideration paid.....................................  $ 239.5
                                                              =======

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    Purchase accounting liabilities recorded during the first quarter of fiscal 2003 in connection with the fiscal 2003 purchase acquisition were immaterial.

    The following table summarizes the purchase accounting liabilities recorded in connection with fiscal 2002 purchase acquisitions ($ in millions):

                                             SEVERANCE          FACILITIES-RELATED     DISTRIBUTOR
                                        --------------------   ---------------------    & SUPPLIER
                                        NUMBER OF              NUMBER OF               CANCELLATION    OTHER
                                        EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL        FEES       ACCRUAL     TOTAL
                                        ---------   --------   ----------   --------   ------------   --------   --------
Balance at September 30, 2002.........    1,453      $39.1         82        $51.8          $3.1       $ 7.4      $101.4
Additions to fiscal 2002 acquisition
  reserves............................      438       13.8         14          2.3           0.3         0.8        17.2
Fiscal 2003 utilization...............     (276)      (8.6)       (12)        (2.9)         (0.6)       (1.0)      (13.1)
Foreign currency translation
  adjustment..........................       --        0.5         --          0.7           0.1         0.2         1.5
Reclassifications.....................       --       (0.3)        --          0.1          (1.3)        0.9        (0.6)
Reductions of estimates of fiscal 2002
  acquisition reserves................     (395)      (1.2)        (8)        (1.0)           --        (1.5)       (3.7)
                                          -----      -----        ---        -----          ----       -----      ------
Balance at December 31, 2002..........    1,220      $43.3         76        $51.0          $1.6       $ 6.8      $102.7
                                          =====      =====        ===        =====          ====       =====      ======

    During the first quarter of fiscal 2003, we recorded additions to purchase accounting liabilities as we continued to formulate the integration plans of fiscal 2002 acquisitions, such as Paragon (integrated within the Healthcare segment) and Eberle (integrated within the Electronics segment). Finalization of components of integration plans associated with acquisitions resulted in additional purchase accounting liabilities of $17.2 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the reduction of an additional 438 employees, the closure of an additional 14 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

    During the first quarter of fiscal 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2002 acquisitions by $3.7 million primarily because actual costs were less than originally estimated since the Company severed 395 fewer employees and closed 8 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized all of its business integration plans for fiscal 2002 acquisitions. Accordingly, purchase accounting liabilities are subject to revision in future quarters. There are approximately 10 acquisitions, with estimated purchase accounting liabilities additions aggregating approximately $15 million, for which business integration plans have not been finalized. Individually, none of these acquisitions are expected to have increases in purchase accounting liabilities in excess of $5 million as of December 31, 2002. In addition, the Company has engaged third-party valuation firms to independently appraise the fair value of certain assets acquired. Tyco is still in the process of obtaining independent valuations in order to finalize estimates for the fair values of assets acquired and liabilities assumed. We do not expect any resulting adjustments to be significant.

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED)
    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

                                             SEVERANCE          FACILITIES-RELATED     DISTRIBUTOR
                                        --------------------   ---------------------    & SUPPLIER
                                        NUMBER OF              NUMBER OF               CANCELLATION    OTHER
                                        EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL        FEES       ACCRUAL     TOTAL
                                        ---------   --------   ----------   --------   ------------   --------   --------
Balance at September 30, 2002.........    2,196      $129.7       100        $207.5       $28.7        $29.1      $395.0
Fiscal 2003 utilization...............     (644)      (29.8)      (27)        (14.9)       (4.4)        (3.8)      (52.9)
Foreign currency translation
  adjustment..........................       --         1.0        --           1.0         0.2          0.6         2.8
Reclassifications.....................       --         1.6        --          (1.4)        1.3         (1.5)         --
Reductions of estimates of fiscal 2001
  acquisition reserves................     (376)      (25.1)      (17)        (12.9)       (8.9)        (4.8)      (51.7)
                                          -----      ------       ---        ------       -----        -----      ------
Balance at December 31, 2002..........    1,176      $ 77.4        56        $179.3       $16.9        $19.6      $293.2
                                          =====      ======       ===        ======       =====        =====      ======

    During the first quarter of fiscal 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $51.7 million primarily because actual costs were less than originally estimated since the Company severed 376 fewer employees and closed 17 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    At December 31, 2002, holdback/earn-out liabilities of $234.1 million remained on the Consolidated Balance Sheet, of which $111.3 million are included in accrued expenses and other current liabilities and $122.8 million are included in other long-term liabilities. In addition, a total of $427.7 million of purchase accounting liabilities related to all acquisitions remained on the Consolidated Balance Sheet, of which $231.3 million are included in accrued expenses and other current liabilities and $196.4 million are included in other long-term liabilities. At December 31, 2002, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The
$80 million is not accrued at December 31, 2002, as the outcome of this contingency cannot be reasonably determined. At December 31, 2002, there remained a total of $31.8 million in reserves related to fiscal 2000 and prior acquisitions. These liabilities primarily relate to facility-related costs (principally for rents under non-cancelable leases for vacated premises), employee severance (principally for payments to employees already terminated with severance paid out over time), and other costs. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," the following unaudited pro forma data summarize the results of operations for the period indicated as if fiscal 2002 acquisitions and the amalgamation with TyCom had been completed as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                              FOR THE QUARTER
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                                  2001(1)
                                                              ---------------
                                                               (IN MILLIONS,
                                                                  EXCEPT
                                                              PER SHARE DATA)
Net revenues................................................     $9,029.3
Income from continuing operations...........................        917.0
Net income..................................................      1,181.7
Basic earnings per common share:
  Income from continuing operations.........................         0.46
  Net income................................................         0.59
Diluted earnings per common share:
  Income from continuing operations.........................         0.45
  Net income................................................         0.58

------------------------------

(1) Income includes restructuring and other unusual charges of $25.7 million and charges related to prior years of $261.6 million (see Note 1).

    The pro forma effects of the fiscal 2003 acquisition are immaterial.

3. CONSOLIDATED SEGMENT DATA

    During the quarter ended December 31, 2002, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

                            TYCO INTERNATIONAL LTD.

3. CONSOLIDATED SEGMENT DATA (CONTINUED)
    Selected information for the Company's five segments is presented in the following table.

                                                       FOR THE QUARTERS ENDED
                                                            DECEMBER 31,
                                                      -------------------------
                                                        2002            2001
                                                      ---------       ---------
                                                           ($ IN MILLIONS)
NET REVENUES:
  Fire and Security Services........................  $2,759.4        $2,480.3
  Electronics.......................................   2,528.3         2,817.3
  Healthcare........................................   2,005.4         1,770.4
  Engineered Products and Services..................   1,195.7         1,071.7
  Plastics and Adhesives............................     450.6           439.0
                                                      --------        --------
  Net revenues from external customers..............  $8,939.4        $8,578.7
                                                      ========        ========

OPERATING INCOME:
  Fire and Security Services........................  $  270.8        $  409.9 (3)
  Electronics.......................................     290.9 (1)       525.7
  Healthcare........................................     445.4 (2)       469.2
  Engineered Products and Services..................     137.3           161.7 (4)
  Plastics and Adhesives............................      44.2            93.6
                                                      --------        --------
                                                      $1,188.6         1,660.1
Less: Corporate expenses............................     (68.2)          (53.3)(5)
                                                      --------        --------
Operating income before credits (charges)...........   1,120.4         1,606.8
Less: Restructuring and other unusual credits
  (charges).........................................       3.7           (25.7)
Charges related to prior years (see Note 1).........        --          (222.0)
                                                      --------        --------
Operating income....................................  $1,124.1        $1,359.1
                                                      ========        ========

------------------------------

(1) Excludes restructuring credits of $1.7 million related to a revision of estimates of prior years' restructuring charges.

(2) Excludes restructuring credits of $2.0 million, of which $0.2 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges.

(3) Excludes restructuring and other unusual charges of $7.8 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions.

(4) Excludes restructuring and other unusual charges of $17.9 million, of which $5.8 million is included in cost of sales, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

(5) Excludes charges related to prior years of $222.0 million (see Note 1).

                            TYCO INTERNATIONAL LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. RESTRUCTURING AND OTHER UNUSUAL (CREDITS) CHARGES

    Restructuring and other unusual (credits) charges are as follows ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Fire and Security Services............................    $  --        $ 7.8
Electronics...........................................     (1.7)          --
Healthcare............................................     (2.0)          --
Engineered Products and Services......................       --         17.9
                                                          -----        -----
                                                           (3.7)        25.7
Inventory related amounts charged to cost of sales....      0.2         (5.8)
                                                          -----        -----
Restructuring and other unusual (credits) charges.....    $(3.5)       $19.9
                                                          =====        =====

2003 CREDITS

    During the first quarter of fiscal 2003, the Electronics segment recorded restructuring credits of $1.7 million and the Healthcare segment recorded restructuring credits of $2.0 million, of which $0.2 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges.

2002 CHARGES AND CREDITS

    The disclosures in the Company's fiscal 2002 Annual Report on Form 10-K discuss net restructuring and other unusual charges of $1,954.3 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the quarter ended December 31, 2002 ($ in millions):

                                                       SEVERANCE          FACILITIES-RELATED
                                                  --------------------   ---------------------
                                                  NUMBER OF              NUMBER OF                OTHER
FIRE AND SECURITY SERVICES SEGMENT                EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
----------------------------------                ---------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002.........    1,346      $19.4        103        $12.6      $31.4      $ 63.4
First quarter fiscal 2003 utilization...........     (310)      (6.0)        (2)        (1.3)      (4.5)      (11.8)
                                                    -----      -----        ---        -----      -----      ------
Balance at December 31, 2002....................    1,036      $13.4        101        $11.3      $26.9      $ 51.6
                                                    =====      =====        ===        =====      =====      ======

                                            SEVERANCE          FACILITIES-RELATED
                                       --------------------   ---------------------
                                       NUMBER OF              NUMBER OF                 SUPPLIER       OTHER
ELECTRONICS SEGMENT                    EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL    CONTRACT FEES   ACCRUAL     TOTAL
-------------------                    ---------   --------   ----------   --------   -------------   --------   --------
Remaining balance at September 30,
  2002...............................    4,304      $116.0        17        $164.4       $315.7        $122.5     $718.6
First quarter fiscal 2003
  utilization........................   (1,081)      (26.4)       (7)        (14.6)       (52.8)         (0.3)     (94.1)
                                        ------      ------        --        ------       ------        ------     ------
Balance at December 31, 2002.........    3,223      $ 89.6        10        $149.8       $262.9        $122.2     $624.5
                                        ======      ======        ==        ======       ======        ======     ======

    During fiscal 2002, the Electronics segment incurred charges of $608.2 million for inventory write-downs, of which $465.1 million had not been utilized as of September 30, 2002. The $465.1 million is

                            TYCO INTERNATIONAL LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. RESTRUCTURING AND OTHER UNUSUAL (CREDITS) CHARGES (CONTINUED) comprised of a lower of cost or market write-down of $131.4 million and a write-down related to inventory to be scrapped of $333.7 million. Of the $333.7 million, $183.0 million of inventory was scrapped during the quarter ended December 31, 2002. We expect the remaining written-off inventory to be scrapped over the next three to six months.

                                                        SEVERANCE          FACILITIES-RELATED
                                                   --------------------   ---------------------
                                                   NUMBER OF              NUMBER OF
HEALTHCARE SEGMENT                                 EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL     TOTAL
------------------                                 ---------   --------   ----------   --------   --------
Remaining balance at September 30, 2002..........     274       $13.8           4       $11.9      $25.7
First quarter fiscal 2003 reversals..............     (20)       (0.7)         --        (0.8)      (1.5)
First quarter fiscal 2003 utilization............     (65)       (2.2)         --        (0.1)      (2.3)
                                                      ---       -----       -----       -----      -----
Balance at December 31, 2002.....................     189       $10.9           4       $11.0      $21.9
                                                      ===       =====       =====       =====      =====

                                                        SEVERANCE          FACILITIES-RELATED
                                                   --------------------   ---------------------
                                                   NUMBER OF              NUMBER OF                OTHER
ENGINEERED PRODUCTS AND SERVICES SEGMENT           EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
----------------------------------------           ---------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002..........     505       $ 8.0         21        $ 2.6      $ 0.8      $11.4
First quarter fiscal 2003 utilization............    (156)       (1.9)       (13)        (0.1)      (0.5)      (2.5)
                                                     ----       -----        ---        -----      -----      -----
Balance at December 31, 2002.....................     349       $ 6.1          8        $ 2.5      $ 0.3      $ 8.9
                                                     ====       =====        ===        =====      =====      =====

                                                         SEVERANCE          FACILITIES-RELATED
                                                    --------------------   ---------------------
                                                    NUMBER OF              NUMBER OF
PLASTICS AND ADHESIVES SEGMENT                      EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL     TOTAL
------------------------------                      ---------   --------   ----------   --------   --------
Remaining balance at September 30, 2002...........     274       $ 4.0           4       $ 3.0      $ 7.0
First quarter fiscal 2003 utilization.............    (212)       (0.9)         --        (0.1)      (1.0)
                                                      ----       -----        ----       -----      -----
Balance at December 31, 2002......................      62       $ 3.1           4       $ 2.9      $ 6.0
                                                      ====       =====        ====       =====      =====

    In addition to the above segment liabilities, a total of $17.2 million remained on the balance sheet at December 31, 2002 related to 2002 corporate restructuring and other unusual charges. These liabilities primarily relate to severance, a legal settlement and other items associated with the downsizing of the corporate headquarters.

    During the first quarter of fiscal 2002, Tyco recorded restructuring and other unusual charges of $25.7 million, of which $5.8 million has been included in cost of revenue, related primarily to severance associated with the closure of administrative buildings and a sales office within the Fire and Security Services and Engineered Products and Services segments that became redundant due to acquisitions.

    At December 31, 2002, there remained a total of $730.1 million in reserves related to fiscal 2002 restructuring and other unusual charges on the Consolidated Balance Sheet, of which $601.0 million is included in accrued expenses and other current liabilities and $129.1 million is included in other long-term liabilities. The company currently anticipates that the restructuring activities to which the above charges relate will be substantially completed within fiscal 2003, except for certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. RESTRUCTURING AND OTHER UNUSUAL (CREDITS) CHARGES (CONTINUED)
2001 CHARGES AND CREDITS

    The disclosures in the Company's fiscal 2002 Annual Report on Form 10-K discuss net restructuring and other unusual charges of $418.5 million recorded during fiscal 2001 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the quarter ended December 31, 2002 ($ in millions):

                                                        SEVERANCE          FACILITIES-RELATED
                                                   --------------------   ---------------------
                                                   NUMBER OF              NUMBER OF                OTHER
FIRE AND SECURITY SERVICES SEGMENT                 EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
----------------------------------                 ---------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002..........     211       $ 2.3         23        $24.4      $ 8.4      $35.1
First quarter fiscal 2003 utilization............     (13)       (0.2)        (4)        (1.8)      (0.7)      (2.7)
                                                      ---       -----         --        -----      -----      -----
Balance at December 31, 2002.....................     198       $ 2.1         19        $22.6      $ 7.7      $32.4
                                                      ===       =====         ==        =====      =====      =====

                                                        SEVERANCE          FACILITIES-RELATED
                                                   --------------------   ---------------------
                                                   NUMBER OF              NUMBER OF                OTHER
ELECTRONICS SEGMENT                                EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
-------------------                                ---------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002..........     258       $ 9.6           2       $15.5      $ 7.1      $32.2
First quarter fiscal 2003 reversals..............    (188)       (1.0)         --        (0.2)      (0.3)      (1.5)
First quarter fiscal 2003 utilization............     (19)       (3.7)         --        (2.3)      (0.6)      (6.6)
                                                     ----       -----        ----       -----      -----      -----
Balance at December 31, 2002.....................      51       $ 4.9           2       $13.0      $ 6.2      $24.1
                                                     ====       =====        ====       =====      =====      =====

                                                                  SEVERANCE          FACILITIES-RELATED
                                                             --------------------   ---------------------
                                                             NUMBER OF              NUMBER OF
HEALTHCARE SEGMENT                                           EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL     TOTAL
------------------                                           ---------   --------   ----------   --------   --------
Remaining balance at September 30, 2002....................      --       $ 0.5          --       $ 0.2      $ 0.7
First quarter fiscal 2003 reversals........................      --          --          --        (0.2)      (0.2)
First quarter fiscal 2003 utilization......................      --        (0.2)         --          --       (0.2)
                                                               ----       -----        ----       -----      -----
Balance at December 31, 2002...............................      --       $ 0.3          --       $  --      $ 0.3
                                                               ====       =====        ====       =====      =====

                                                        SEVERANCE          FACILITIES-RELATED
                                                   --------------------   ---------------------
                                                   NUMBER OF              NUMBER OF                OTHER
ENGINEERED PRODUCTS AND SERVICES SEGMENT           EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
----------------------------------------           ---------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002..........      13        $0.4          --        $0.1      $19.1      $19.6
First quarter fiscal 2003 utilization............      (2)         --          --          --       (1.6)      (1.6)
                                                      ---        ----        ----        ----      -----      -----
Balance at December 31, 2002.....................      11        $0.4          --        $0.1      $17.5      $18.0
                                                      ===        ====        ====        ====      =====      =====

    In addition to the above segment reserves, a total of $0.1 million remained on the balance sheet at December 31, 2002 related to fiscal 2001 corporate severance charges.

    At December 31, 2002, there remained a total of $74.9 million in liabilities related to fiscal 2001 restructuring and other unusual charges on the Consolidated Balance Sheet, of which $46.0 million is included in accrued expenses and other current liabilities and $28.9 million is included in other

                            TYCO INTERNATIONAL LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. RESTRUCTURING AND OTHER UNUSUAL (CREDITS) CHARGES (CONTINUED) long-term liabilities. The company currently anticipates that the restructuring activities to which the above charges relate will be substantially completed within fiscal 2003, except for certain long-term contractual obligations.

2000 AND PRIOR YEARS' CHARGES AND CREDITS

    At December 31, 2002, there remained a total of $42.5 million in liabilities related to fiscal 2000 and prior years' restructuring and other unusual charges on the Consolidated Balance Sheet, of which $3.7 million is included in accrued expenses and other current liabilities and $38.8 million is included in other long-term liabilities. These liabilities primarily relate to a litigation accrual in connection with patent infringements.

5. OTHER INCOME (EXPENSE)

    Other income (expense) is as follows ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Income (loss) from early retirement of debt...........    $ 1.4        $(4.3)
Restitution payment...................................     20.0           --
                                                          -----        -----
                                                          $21.4        $(4.3)
                                                          =====        =====

    Tyco has repurchased some debt prior to scheduled maturities. During the quarter ended December 31, 2002, the Company recorded other income from the early retirement of debt totaling $1.4 million, as compared to expense of $4.3 million during the quarter ended December 31, 2001.

    During the quarter ended December 31, 2002, the Company recorded other income of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of The CIT Group, Inc.

6. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. Operating results from the

                            TYCO INTERNATIONAL LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) discontinued operations of Tyco Capital for the quarter ended December 31, 2001 were as follows ($ in millions):

                                                           FOR THE QUARTER ENDED
                                                             DECEMBER 31, 2001
                                                           ---------------------
Finance income...........................................         $1,198.0
Interest expense.........................................            373.0
                                                                  --------
Net finance income.......................................            825.0
Depreciation on operating lease equipment................            338.5
                                                                  --------
Net finance margin.......................................            486.5
Provision for credit losses..............................            112.9
                                                                  --------
Net finance margin, after provision for credit losses....            373.6
Other income.............................................            245.1
                                                                  --------
Operating margin.........................................            618.7
Selling, general, administrative and other costs and
  expenses...............................................            238.6
                                                                  --------
Income before income taxes and minority interest.........            380.1
Income taxes.............................................           (122.4)
Minority interest........................................             (2.3)
                                                                  --------
Income as previously reported............................            255.4
Corporate overhead costs allocated.......................              8.2
Inter-company interest expense...........................              1.1
                                                                  --------
Income from discontinued operations......................         $  264.7
                                                                  ========

7. EARNINGS PER COMMON SHARE

    The reconciliations of basic and diluted earnings per common share are as follows (in millions, except per share data):

                                                       FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                         DECEMBER 31, 2002                 DECEMBER 31, 2001
                                                  -------------------------------   -------------------------------
                                                                        PER SHARE                         PER SHARE
                                                   INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                  --------   --------   ---------   --------   --------   ---------
BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations.............   $634.5    1,994.6      $0.32      $934.7    1,974.6      $0.47
  Stock options and deferred stock units........       --        3.4                     --       22.0
  Exchange of convertible debt due 2010.........      0.2        2.4                    0.3        3.1
                                                   ------    -------                 ------    -------
DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations, giving
    effect to dilutive adjustments..............   $634.7    2,000.4      $0.32      $935.0    1,999.7      $0.47
                                                   ======    =======                 ======    =======

    The computation of diluted earnings per common share in the quarters ended December 31, 2002 and 2001 excludes the effect of the potential exercise of options to purchase approximately 138.9 million and 21.0 million shares, respectively, because the effect would be anti-dilutive. Diluted earnings per common share for the quarter ended December 31, 2002 excludes 47.5 million and
21.1 million

                            TYCO INTERNATIONAL LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. EARNINGS PER COMMON SHARE (CONTINUED) shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met. Dilutive earnings per common share for the quarter ended December 31, 2001 excludes
48.0 million and 26.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill for the quarter ended December 31, 2002 are as follows ($ in millions):

                                      FIRE AND                               ENGINEERED
                                      SECURITY                              PRODUCTS AND   PLASTICS AND
                                      SERVICES   ELECTRONICS   HEALTHCARE     SERVICES      ADHESIVES     TOTAL TYCO
                                      --------   -----------   ----------   ------------   ------------   ----------
Balance at September 30, 2002.......  $8,044.2    $7,848.5      $6,549.1      $2,914.2        $737.2      $26,093.2
Goodwill related to acquisitions,
  net (including fair value
  adjustments)......................     (34.9)      (55.2)        (29.7)         (9.4)          0.8         (128.4)
Currency translation adjustments....     117.2        34.0           5.5          66.4           3.1          226.2
                                      --------    --------      --------      --------        ------      ---------
Balance at December 31, 2002........  $8,126.5    $7,827.3      $6,524.9      $2,971.2        $741.1      $26,191.0
                                      ========    ========      ========      ========        ======      =========

    The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                             AT DECEMBER 31, 2002                    AT SEPTEMBER 30, 2002
                                    --------------------------------------   --------------------------------------
                                                                WEIGHTED                                 WEIGHTED
                                     GROSS                      AVERAGE       GROSS                      AVERAGE
                                    CARRYING   ACCUMULATED    AMORTIZATION   CARRYING   ACCUMULATED    AMORTIZATION
                                     AMOUNT    AMORTIZATION    PERIOD(1)      AMOUNT    AMORTIZATION    PERIOD(1)
                                    --------   ------------   ------------   --------   ------------   ------------
Contracts and related customer
  relationships...................  $4,628.3     $1,110.1     10 years       $4,354.0     $  994.6     10 years
Intellectual property.............   3,489.5        492.8     22 years        3,446.3        433.4     22 years
Other.............................     233.9         47.2     28 years          235.2         44.9     28 years
                                    --------     --------                    --------     --------
  Total...........................  $8,351.7     $1,650.1     16 years       $8,035.5     $1,472.9     16 years
                                    ========     ========                    ========     ========

------------------------------

(1) Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

    As of December 31, 2002 and September 30, 2002 the Company had
$140.2 million and $140.1 million, respectively, of intellectual property, consisting primarily of trademarks acquired from Sensormatic, that are not subject to amortization. As of December 31, 2002 and September 30, 2002, the Company had $25.8 million and $26.2 million, respectively, of other intangible assets that are not subject to amortization.

    Intangible asset amortization expense for the quarters ended December 31, 2002 and 2001 was $155.4 million and $121.1 million, respectively. Amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for each of the next five fiscal years.

                            TYCO INTERNATIONAL LTD.

9. DEBT

    Debt is as follows(1) ($ in millions):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                              ------------   -------------
Variable-rate unsecured term loan from banks due
  2003(2)(4)................................................    $ 3,855.0      $ 3,855.0
Zero coupon convertible senior debentures with a February
  2003 put option(4)(5).....................................      1,845.8        1,944.6
6.25% public Dealer Remarketable Securities with a 2003 put
  option(4).................................................        751.2          751.9
Floating rate private placement notes due 2003(4)...........        494.0          493.8
4.95% notes due 2003(4).....................................        565.4          565.1
6.0% notes due 2003(4)......................................         72.8           72.7
Zero coupon convertible senior debentures with a November
  2003 put option(3)(4).....................................      3,532.3        3,519.1
5.875% public notes due 2004................................        399.2          399.1
4.375% Euro denominated notes due 2004......................        520.3          486.5
6.375% public notes due 2005................................        747.3          747.0
6.75% notes due 2005........................................         76.7           76.7
6.375% public notes due 2006................................        994.2          993.7
Variable rate unsecured revolving credit facility due
  2006......................................................      2,000.0        2,000.0
5.8% public notes due 2006..................................        695.9          695.7
6.125% Euro denominated public notes due 2007...............        622.6          582.4
6.5% notes due 2007.........................................         99.4           99.3
6.125% public notes due 2008................................        396.7          396.6
8.2% notes due 2008.........................................        388.4          388.4
5.50% Euro denominated notes due 2008.......................        710.5          664.4
6.125% public notes due 2009................................        393.3          393.1
Zero coupon convertible subordinated debentures due 2010....         26.4           26.3
6.75% public notes due 2011.................................        993.0          992.8
6.375% public notes due 2011................................      1,491.0        1,490.7
6.50% British pound denominated public notes due 2011.......        285.4          285.3
7.0% debentures due 2013....................................         86.3           86.2
7.0% public notes due 2028..................................        493.2          493.2
6.875% public notes due 2029................................        782.7          782.5
6.50% British pound denominated public notes due 2031.......        452.3          438.9
Other(4)....................................................        444.9          484.8
                                                                ---------      ---------
Total debt..................................................     24,216.2       24,205.8
Less current portion........................................     11,215.4        7,719.0
                                                                ---------      ---------
Long-term debt..............................................    $13,000.8      $16,486.8
                                                                =========      =========

------------------------------

(1) Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2) In January 2003, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, repaid its $3.855 billion unsecured term loan scheduled to expire on February 6, 2003.

(3) Subsequent to December 31, 2002, Tyco purchased $544.7 million outstanding under its zero coupon convertible debentures with a November 2003 put option for cash of approximately $532.0 million.

(4) These instruments, plus $98.9 million of the amount shown as other, comprise the current portion of long-term debt as of December 31, 2002.

(5) At February 12, 2003, the accreted value of TIG's zero coupon convertible debentures with a February 2003 put option was $1,850.8 million. On February 13, 2003, TIG purchased $1,850.1 million of these debentures for cash at the accreted value. This purchase resulted from the exercise of investors' option under the indenture to require TIG to purchase debentures validly surrendered by February 12, 2003.

                            TYCO INTERNATIONAL LTD.

9. DEBT (CONTINUED)
    In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time, holders may convert each of their debentures into Tyco common shares prior to the stated maturity at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of approximately
$4,387.5 million, before out of pocket expenses, from these debentures were used primarily to repay debt.

    Also in January 2003, TIG entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility, which is fully and unconditionally guaranteed by Tyco and certain of its subsidiaries and is guaranteed in part by various subsidiaries of TIG, has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating and in the market price of one of its outstanding debt securities.

    Our credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital stock, to make acquisitions or investments, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks. None of these covenants is presently considered restrictive to our operations.

10. COMMITMENTS AND CONTINGENCIES

    As a result of actions taken by our former senior corporate management, Tyco and some members of our former senior corporate management and current and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as a number of derivative actions. Certain of our employees as well as Tyco and some members of our former corporate senior management and current and former members of our board of directors are also named as defendants in several ERISA actions. In addition, Tyco and some members of prior senior corporate management are subject to an SEC inquiry; some members of prior corporate senior management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of prior senior corporate management are subject to an investigation by the U.S. Attorney for the District of New Hampshire. We recently signed a consent agreement with the State of New Hampshire Bureau of Securities Regulation that resolved the Bureau's investigation into the conduct of Tyco's previous management, pursuant to which we agreed to pay a total of $5 million as an administrative settlement to the State of New Hampshire and paid $100,000 to cover the cost of the Bureau's investigation. We may be obliged to indemnify our directors and our former directors and officers who also are named as

                            TYCO INTERNATIONAL LTD.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) defendants in some or all of these matters. In addition, our insurance carriers may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matters. We received notice on February 13, 2003 that one such carrier purports to have rescinded its policy with us on the basis of alleged misrepresentations made by us under our former senior corporate management. Unless we are able to successfully challenge the rescission of this policy and any similar action that may be taken by our other carriers, we will not have insurance coverage under such policies for such expenses and liability. We believe that we have meritorious defenses and we are vigorously defending these matters. However, we are currently unable to estimate what our ultimate liability, if any, in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that are material.

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

11. SHAREHOLDERS' EQUITY

    Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarter of fiscal 2003 and fiscal 2002.

12. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows ($ in millions):

                                                              FOR THE QUARTERS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Net income..................................................   $  634.5     $1,199.4
  Unrealized (loss) gain on securities, net of tax..........       (1.4)        40.5
  Changes in fair values of derivatives qualifying as cash
    flow hedges.............................................       (1.8)         0.8
  Foreign currency translation adjustment...................      464.3       (256.3)
  Activity of discontinued operations.......................         --         15.2
                                                               --------     --------
Total comprehensive income..................................   $1,095.6     $  999.6
                                                               ========     ========

                            TYCO INTERNATIONAL LTD.

13. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below ($ in millions):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                              ------------   -------------
Purchased materials and manufactured parts..................    $ 1,324.7      $ 1,235.0
Work in process.............................................        960.4          976.0
Finished goods..............................................      2,595.1        2,505.0
                                                                ---------      ---------
  Inventories...............................................    $ 4,880.2      $ 4,716.0
                                                                =========      =========

Contracts in process........................................    $   448.4      $   409.6
Prepaid expenses and other..................................        954.1          961.0
                                                                ---------      ---------
  Other current assets......................................    $ 1,402.5      $ 1,370.6
                                                                =========      =========

Land........................................................    $   555.0      $   548.0
Buildings...................................................      2,769.5        2,708.8
Subscriber systems..........................................      4,870.8        4,711.6
Machinery and equipment.....................................      8,576.9        8,479.5
Leasehold improvements......................................        368.0          363.9
Construction in progress....................................        792.1          775.2
Accumulated depreciation....................................     (7,859.7)      (7,617.5)
                                                                ---------      ---------
  Property, plant and equipment, net........................    $10,072.6      $ 9,969.5
                                                                =========      =========

Construction in progress -- TGN.............................    $   469.8      $   372.9
TGN -- placed in service....................................        225.1          214.3
Accumulated depreciation TGN -- placed in service...........        (10.1)          (5.6)
                                                                ---------      ---------
  Tyco Global Network, net..................................    $   684.8      $   581.6
                                                                =========      =========

Long-term investments.......................................    $   256.1      $   297.8
Non-current portion of deferred income taxes................      1,561.9        1,611.3
Non-current restricted cash.................................         23.9             --
Other.......................................................      1,510.0        1,548.6
                                                                ---------      ---------
  Other assets..............................................    $ 3,351.9      $ 3,457.7
                                                                =========      =========

Deferred revenue -- non-current portion.....................    $ 1,191.9      $ 1,195.8
Deferred income taxes.......................................      1,036.2        1,078.7
Other.......................................................      3,181.7        3,187.6
                                                                ---------      ---------
  Other long-term liabilities...............................    $ 5,409.8      $ 5,462.1
                                                                =========      =========

                            TYCO INTERNATIONAL LTD.

14. GUARANTEES

    TIG has issued a guarantee to a bank on behalf of an equity investee for a reducing revolving line of credit, due November 30, 2005. The maximum borrowing permitted under the facility is now $8.5 million, all of which is outstanding. The maximum borrowing permitted under the facility will be further reduced by $0.75 million on both December 20, 2003 and 2004. In the event that the equity investee defaults on its payment obligations, the bank may demand that the Company pay the outstanding principal on the loan. The Company does not have a liability recorded for the guarantee as it is not probable at this time that the Company will have to make any payments. In the instance that the Company would be required to pay the bank, the Company has no recourse from a third-party other than ultimate reimbursement from the equity investee in cash or common shares.

    The Company's healthcare business may, from time to time, enter into a sales contract whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk", the Company accrues a liability based on historical loss data. As of December 31, 2002, $3.8 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with another third-party financier in which payment is highly likely; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

    The Company's Fire and Security Services business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the service itself. Therefore, the Company's exposure would be the cost on any services performed, which would not have a material effect to the Company's financial position or results of operations. However, because it is not probable that the Company will have to make any payments or perform any services pursuant to the guarantee, it is not accrued. The performance guarantee expires in August 2003. Although not specified in the agreement, if the third-party sub-contractor does not perform its obligations, Tyco may withhold any future payment of work performed by the contractor.

    The Company, in disposing of assets or businesses, often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position or results of operations.

    The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. The range of probability and the amount accrued for known liabilities has not changed significantly since September 30, 2002. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts or additional monetary sanctions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

    Due to the Company's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties, which it has vacated but has sub-let to third parties.

                            TYCO INTERNATIONAL LTD.

14. GUARANTEES (CONTINUED)
In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position or results of operations.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries.) The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, shown in the following table, is reviewed for reasonableness at least as often as quarterly.

    Following is a roll forward of the Company's warranty accrual for the quarter ended December 31, 2002 ($ in millions).

Balance at September 30, 2002.......................   $692.9
Accruals for warranties issued during the period....      7.2
Changes in estimates related to pre-existing
  warranties........................................     17.2
Settlements made....................................    (40.1)
Additions due to acquisitions.......................      0.1
                                                       ------
Balance at December 31, 2002........................   $677.3
                                                       ======

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

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        QUARTER ENDED DECEMBER 31, 2002
                                ($ IN MILLIONS)

                                          TYCO            TYCO
                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                      -------------   -------------   ------------   -------------   --------
NET REVENUES........................     $    --         $    --        $8,939.4       $      --     $8,939.4
Cost of product sales...............          --              --         4,791.5              --      4,791.5
Cost of services....................          --              --           938.7              --        938.7
Selling, general and administrative
  expenses..........................        23.4             0.7         2,064.5              --      2,088.6
Restructuring and other unusual
  credits...........................          --              --            (3.5)             --         (3.5)
                                         -------         -------        --------       ---------     --------
OPERATING (LOSS) INCOME.............       (23.4)           (0.7)        1,148.2              --      1,124.1
Interest (expense) income, net......       (13.1)         (253.6)            3.5              --       (263.2)
Other income........................        20.0             1.4              --              --         21.4
Equity in net income of
  subsidiaries......................       786.2           354.5              --        (1,140.7)          --
Intercompany interest and fees......      (135.2)          252.9          (117.7)             --           --
                                         -------         -------        --------       ---------     --------
Income before income taxes and
  minority interest.................       634.5           354.5         1,034.0        (1,140.7)       882.3
Income taxes........................          --              --          (247.1)             --       (247.1)
Minority interest...................          --              --            (0.7)             --         (0.7)
                                         -------         -------        --------       ---------     --------
NET INCOME..........................     $ 634.5         $ 354.5        $  786.2       $(1,140.7)    $  634.5
                                         =======         =======        ========       =========     ========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        QUARTER ENDED DECEMBER 31, 2001
                                ($ IN MILLIONS)

                                          TYCO            TYCO
                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                      -------------   -------------   ------------   -------------   --------
NET REVENUES........................    $     --         $    --        $8,578.7       $      --     $8,578.7
Cost of product sales...............          --              --         4,418.1              --      4,418.1
Cost of services....................          --              --           816.3              --        816.3
Selling, general and administrative
  expenses..........................         6.0             0.2         1,959.1              --      1,965.3
Restructuring and other unusual
  charges...........................          --              --            19.9              --         19.9
                                        --------         -------        --------       ---------     --------
OPERATING (LOSS) INCOME.............        (6.0)           (0.2)        1,365.3              --      1,359.1
Interest (expense) income, net......       (19.6)         (186.5)           16.9              --       (189.2)
Other expense.......................          --              --            (4.3)             --         (4.3)
Sale of common shares of a
  subsidiary........................          --              --           (39.6)             --        (39.6)
Equity in net income of
  subsidiaries......................     1,369.3           734.5              --        (2,103.8)          --
Intercompany interest and fees......      (144.3)          186.8           (42.5)             --           --
                                        --------         -------        --------       ---------     --------
Income from continuing operations
  before income taxes and minority
  interest..........................     1,199.4           734.6         1,295.8        (2,103.8)     1,126.0
Income taxes........................          --            (0.2)         (192.6)             --       (192.8)
Minority interest...................          --              --             1.5              --          1.5
                                        --------         -------        --------       ---------     --------
INCOME FROM CONTINUING OPERATIONS...     1,199.4           734.4         1,104.7        (2,103.8)       934.7
Income from discontinued operations
  of Tyco Capital, net of tax.......          --              --           264.7              --        264.7
                                        --------         -------        --------       ---------     --------
NET INCOME..........................    $1,199.4         $ 734.4        $1,369.4       $(2,103.8)    $1,199.4
                                        ========         =======        ========       =========     ========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                ($ IN MILLIONS)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                          -------------   -------------   ------------   -------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents.............    $    51.8       $ 2,446.9       $ 3,233.3     $        --    $ 5,732.0
  Short-term investments................           --           253.3              --              --        253.3
  Restricted cash.......................           --           454.1            14.8              --        468.9
  Accounts receivables, net.............         20.0             0.1         5,963.7              --      5,983.8
  Inventories...........................           --              --         4,880.2              --      4,880.2
  Intercompany receivables..............        156.9           214.0         3,938.9        (4,309.8)          --
  Other current assets..................           --             0.5         2,514.8              --      2,515.3
                                            ---------       ---------       ---------     -----------    ---------
    Total current assets................        228.7         3,368.9        20,545.7        (4,309.8)    19,833.5
Tyco Global Network, Net................           --              --           684.8              --        684.8
Property, Plant and Equipment, Net......          5.1             0.1        10,067.4              --     10,072.6
Goodwill................................           --             0.7        26,190.3              --     26,191.0
Intangible Assets, Net..................           --              --         6,701.6              --      6,701.6
Investment In Subsidiaries..............     41,811.7        32,683.2              --       (74,494.9)          --
Intercompany Loans Receivable...........        218.3        21,116.0        13,564.4       (34,898.7)          --
Other Assets............................         23.2            14.6         3,314.1              --      3,351.9
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL ASSETS......................    $42,287.0       $57,183.5       $81,068.3     $(113,703.4)   $66,835.4
                                            =========       =========       =========     ===========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Loans payable and current maturities
    of long-term debt...................    $ 3,532.3       $ 7,511.4       $   171.7     $        --    $11,215.4
  Accounts payable......................          0.4             0.1         2,798.1              --      2,798.6
  Accrued expenses and other current
    liabilities.........................         55.7           200.7         4,689.7              --      4,946.1
  Intercompany payables.................      3,492.2           446.7           370.9        (4,309.8)          --
  Other.................................           --             0.7         3,530.5              --      3,531.2
                                            ---------       ---------       ---------     -----------    ---------
    Total current liabilities...........      7,080.6         8,159.6        11,560.9        (4,309.8)    22,491.3
Long-Term Debt..........................           --        12,013.2           987.6              --     13,000.8
Intercompany Loans Payable..............      9,315.0         4,249.4        21,334.3       (34,898.7)          --
Other Long-Term Liabilities.............           --            49.7         5,360.1              --      5,409.8
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES.................     16,395.6        24,471.9        39,242.9       (39,208.5)    40,901.9
Minority Interest.......................           --              --            42.1              --         42.1
Shareholders' Equity:
  Preference shares.....................           --              --         4,680.0        (4,680.0)          --
  Common shares.........................        403.6              --            (4.4)             --        399.2
  Other shareholders' equity............     25,487.8        32,711.6        37,107.7       (69,814.9)    25,492.2
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY........     25,891.4        32,711.6        41,783.3       (74,494.9)    25,891.4
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY............    $42,287.0       $57,183.5       $81,068.3     $(113,703.4)   $66,835.4
                                            =========       =========       =========     ===========    =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                ($ IN MILLIONS)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                          -------------   -------------   ------------   -------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents.............    $    37.6       $ 2,970.7       $ 3,178.5     $        --    $ 6,186.8
  Short-term investments................           --            93.5              --              --         93.5
  Restricted cash.......................           --           181.4            14.8              --        196.2
  Accounts receivables, net.............           --             0.1         5,848.5              --      5,848.6
  Inventories...........................           --              --         4,716.0              --      4,716.0
  Intercompany receivables..............        277.3           101.2         3,949.5        (4,328.0)          --
  Other current assets..................           --             0.4         2,708.3              --      2,708.7
                                            ---------       ---------       ---------     -----------    ---------
    Total current assets................        314.9         3,347.3        20,415.6        (4,328.0)    19,749.8
Tyco Global Network, Net................           --              --           581.6              --        581.6
Property, Plant and Equipment, Net......          5.2             0.2         9,964.1              --      9,969.5
Goodwill................................           --             0.7        26,092.5              --     26,093.2
Intangible Assets, Net..................           --              --         6,562.6              --      6,562.6
Investment In Subsidiaries..............     40,534.1        32,220.0              --       (72,754.1)          --
Intercompany Loans Receivable...........        218.3        21,000.6        13,334.8       (34,553.7)          --
Other Assets............................         23.1            21.4         3,413.2              --      3,457.7
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL ASSETS......................    $41,095.6       $56,590.2       $80,364.4     $(111,635.8)   $66,414.4
                                            =========       =========       =========     ===========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Loans payable and current maturities
    of long-term debt...................    $      --       $ 7,610.4       $   108.6     $        --    $ 7,719.0
  Accounts payable......................          0.2             0.2         3,169.6              --      3,170.0
  Accrued expenses and other current
    liabilities.........................         35.8           267.2         4,967.8              --      5,270.8
  Intercompany payables.................      3,434.9           514.6           378.5        (4,328.0)          --
  Other.................................           --             0.7         3,471.6              --      3,472.3
                                            ---------       ---------       ---------     -----------    ---------
    Total current liabilities...........      3,470.9         8,393.1        12,096.1        (4,328.0)    19,632.1
Long-Term Debt..........................      3,519.1        11,876.5         1,091.2              --     16,486.8
Intercompany Loans Payable..............      9,315.0         4,019.8        21,218.9       (34,553.7)          --
Other Long-Term Liabilities.............           --            52.4         5,409.7              --      5,462.1
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES.................     16,305.0        24,341.8        39,815.9       (38,881.7)    41,581.0
Minority Interest.......................           --              --            42.8              --         42.8
Shareholders' Equity:
  Preference shares.....................           --              --         4,680.0        (4,680.0)          --
  Common shares.........................        403.6              --            (4.5)             --        399.1
  Other shareholders' equity............     24,387.0        32,248.4        35,830.2       (68,074.1)    24,391.5
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY........     24,790.6        32,248.4        40,505.7       (72,754.1)    24,790.6
                                            ---------       ---------       ---------     -----------    ---------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY............    $41,095.6       $56,590.2       $80,364.4     $(111,635.8)   $66,414.4
                                            =========       =========       =========     ===========    =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2002
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net cash provided by (used in)
  operating activities.............     $ 39.4         $ (102.6)       $  891.0        $    --      $   827.8
                                        ------         --------        --------        -------      ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant and
  equipment, net...................         --               --          (314.1)            --         (314.1)
Construction in progress -- Tyco
  Global Network...................         --               --           (86.5)            --          (86.5)
Acquisition of businesses..........         --               --          (239.5)            --         (239.5)
Cash paid for purchase accounting
  and holdback/earn-out
  liabilities......................         --               --          (111.8)            --         (111.8)
Disposal of business...............         --               --             3.6             --            3.6
Cash invested in short-term
  investments......................         --           (159.8)             --             --         (159.8)
Net sale of long-term
  investments......................         --               --            42.2             --           42.2
Decrease in intercompany loans.....         --            114.2              --         (114.2)            --
Increase in restricted cash........         --           (272.7)          (23.9)            --         (296.6)
Other..............................         --               --            59.2             --           59.2
                                        ------         --------        --------        -------      ---------
Net cash used in investing
  activities.......................         --           (318.3)         (670.8)        (114.2)      (1,103.3)
                                        ------         --------        --------        -------      ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net repayments of debt.............         --           (102.9)          (51.0)            --         (153.9)
Proceeds from exercise of
  options..........................         --               --             1.9             --            1.9
Dividends paid.....................      (25.2)              --              --             --          (25.2)
Net financing repayments to
  parent...........................         --               --          (114.2)         114.2             --
Other..............................         --               --            (2.1)            --           (2.1)
                                        ------         --------        --------        -------      ---------
Net cash used in financing
  activities.......................      (25.2)          (102.9)         (165.4)         114.2         (179.3)
                                        ------         --------        --------        -------      ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................       14.2           (523.8)           54.8             --         (454.8)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD..............       37.6          2,970.7         3,178.5             --        6,186.8
                                        ------         --------        --------        -------      ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...........................     $ 51.8         $2,446.9        $3,233.3        $    --      $ 5,732.0
                                        ======         ========        ========        =======      =========

                            TYCO INTERNATIONAL LTD.

15. TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        QUARTER ENDED DECEMBER 31, 2001
                                ($ IN MILLIONS)

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating
  activities from continuing operations.......     $(173.3)       $  (251.5)      $1,363.9       $      --     $   939.1
Net cash provided by operating activities from
  discontinued operations.....................          --               --          234.3              --         234.3
                                                   -------        ---------       --------       ---------     ---------
Net cash (used in) provided by operating
  activities..................................      (173.3)          (251.5)       1,598.2              --       1,173.4
                                                   -------        ---------       --------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.........................................          --               --         (569.4)             --        (569.4)
Construction in progress -- Tyco Global
  Network.....................................          --               --         (561.7)             --        (561.7)
Acquisition of businesses, net of cash
  acquired....................................          --               --       (1,052.3)             --      (1,052.3)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities..............          --               --         (218.7)             --        (218.7)
Net sale (purchases) of long-term
  investments.................................         0.9               --          (30.0)             --         (29.1)
Increase in intercompany loans................          --         (3,607.6)            --         3,607.6            --
Net increase in investment in subsidiaries....       (10.0)              --             --            10.0            --
Other.........................................          --               --         (230.2)             --        (230.2)
                                                   -------        ---------       --------       ---------     ---------
Net cash used in investing activities from
  continuing operations.......................        (9.1)        (3,607.6)      (2,662.3)        3,617.6      (2,661.4)
Net cash provided by investing activities from
  discontinued operations.....................          --               --        1,524.1              --       1,524.1
                                                   -------        ---------       --------       ---------     ---------
Net cash used in investing activities.........        (9.1)        (3,607.6)      (1,138.2)        3,617.6      (1,137.3)
                                                   -------        ---------       --------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt........       (10.1)         3,824.0       (1,085.6)             --       2,728.3
Proceeds from sale of common shares for
  acquisitions................................       501.6               --         (501.6)             --            --
Proceeds from exercise of options.............        48.2               --           86.5              --         134.7
Dividends paid................................       (24.4)              --             --              --         (24.4)
Repurchase of Tyco common shares..............          --               --         (599.0)             --        (599.0)
Financing from parent.........................          --               --        3,607.6        (3,607.6)           --
Repayment of intercompany note payable........      (295.1)              --          295.1              --            --
Net capital contributions from parent.........          --               --           10.0           (10.0)           --
Capital contribution to Tyco Capital..........          --               --         (200.0)             --        (200.0)
Other.........................................          --               --           (0.1)             --          (0.1)
                                                   -------        ---------       --------       ---------     ---------
Net cash provided by financing activities from
  continuing operations.......................       220.2          3,824.0        1,612.9        (3,617.6)      2,039.5
Net cash used in financing activities from
  discontinued operations.....................          --               --       (1,495.6)             --      (1,495.6)
                                                   -------        ---------       --------       ---------     ---------
Net cash provided by financing activities.....       220.2          3,824.0          117.3        (3,617.6)        543.9
                                                   -------        ---------       --------       ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................        37.8            (35.1)         577.3              --         580.0
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS
  TRANSFERRED TO DISCONTINUED OPERATIONS......          --               --         (493.6)             --        (493.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD......................................         1.4             37.0        1,740.8              --       1,779.2
                                                   -------        ---------       --------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....     $  39.2        $     1.9       $1,824.5       $      --     $ 1,865.6
                                                   =======        =========       ========       =========     =========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

INTRODUCTION

    Information for all periods presented below reflects the grouping of Tyco's businesses into five segments, consisting of Fire and Security Services, Electronics, Healthcare, Engineered Products and Services, and Plastics and Adhesives.

    During the quarter ended December 31, 2002, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change.

    CHARGES RELATING TO PRIOR YEARS RECORDED IN THE QUARTER ENDED DECEMBER 31, 2001--As discussed in the Company's Annual Report Form 10-K for the fiscal year ended September 30, 2002, during the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. Management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to fiscal 2002 or any year prior. Accordingly, prior year financial statements have not been restated. Instead, these adjustments that aggregate
$261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have been recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under ADT's authorized dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 is $185.9 million. This amount is included on the selling, general and administrative expenses line in the December 31, 2001 Consolidated Statement of Operations.

    - The Company determined that the net gain of $64.1 million on the issuance of TyCom shares previously reported for fiscal 2001 should have been lower by $39.6 million. The $39.6 million associated with the sale of common shares of TyCom is included on a separate line in the December 31, 2001 Consolidated Statement of Operations.

    - As described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002, the Company identified several adjustments, both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments, which are more appropriately recorded as expenses, rather than as part of the Company's acquisition accounting. The cumulative effect of the adjustments necessary to revise the prior accounting is a pre-tax charge of $36.1 million, $25.4 million of which is included in selling, general and administrative expenses and $10.7 million of which is included in cost of sales in the December 31, 2001 Consolidated Statement of Operations.

OVERVIEW

    Revenues increased 4.2% during the quarter ended December 31, 2002 to $8,939.4 million from $8,578.7 million in the quarter ended December 31, 2001. Tyco had income from continuing operations of $634.5 million for the quarter ended December 31, 2002, as compared to $934.7 million in the quarter ended December 31, 2001. Income from continuing operations for the quarter ended December 31, 2002 included restructuring credits of $3.7 million ($2.6 million after-tax) within the Healthcare and Electronics segments. Income from continuing operations for the quarter ended December 31, 2001 included restructuring and other unusual charges of $25.7 million ($17.7 million after-tax) primarily related to severance associated with the closure of existing facilities within certain

Engineered Products and Services and Fire and Security Services businesses; and charges related to prior years of $261.6 million ($199.7 million after-tax).

    We are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. Tyco's evolution to becoming a Bermuda-based company was a result of the 1997 business combination of Tyco International Ltd., a Massachusetts corporation, and ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's). Tyco's revenues related to U.S. federal government contracts account for less than 2% of the net revenues for the quarter ended December 31, 2002. In addition, various state and other municipalities in the U.S. have proposed similar legislation. There is also other similar proposed tax legislation which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments.

    The following table details net revenues and earnings for the quarters ended December 31, 2002 and 2001 ($ in millions):

                                                            FOR THE QUARTERS ENDED
                                                                 DECEMBER 31,
                                                            -----------------------
                                                               2002         2001
                                                            ----------   ----------
Revenue from product sales................................   $7,170.2     $6,977.6
Service revenue...........................................    1,769.2      1,601.1
                                                             --------     --------
NET REVENUES..............................................   $8,939.4     $8,578.7
                                                             ========     ========
Restructuring and other unusual credits (charges) included
  in operating income(1)..................................   $    3.7     $  (25.7)
Charges related to prior year.............................         --       (222.0)
                                                             --------     --------
Total credits (charges) included in operating income......   $    3.7     $ (247.7)
                                                             ========     ========
TOTAL OPERATING INCOME....................................   $1,124.1     $1,359.1
Net loss on sale of common shares of a subsidiary.........         --        (39.6)
Interest expense, net.....................................     (263.2)      (189.2)
Other income (expense)....................................       21.4         (4.3)
                                                             --------     --------
Income from continuing operations before income taxes and
  minority interest.......................................      882.3      1,126.0
Income taxes..............................................     (247.1)      (192.8)
Minority interest.........................................       (0.7)         1.5
                                                             --------     --------
INCOME FROM CONTINUING OPERATIONS.........................      634.5        934.7
Discontinued operations of Tyco Capital, net of tax.......         --        264.7
                                                             --------     --------
NET INCOME................................................   $  634.5     $1,199.4
                                                             ========     ========

------------------------------

(1) This amount includes restructuring and other unusual (credits) charges related to inventory in the amount of $(0.2) million and $5.8 million for the quarters ended December 31, 2002 and 2001, respectively, which have been included as part of cost of sales in the Consolidated Statements of Operations.

    Net revenues increased $360.7 million, or 4.2%, to $8,939.4 million in the first quarter of fiscal 2003 as compared to $8,578.7 million in the first quarter of fiscal 2002. For the quarter ended December 31, 2002, the increases in revenue at Fire and Security Services, Healthcare, and Engineered Products and Services in the aggregate exceeded the decrease in revenue in the Electronics segment, resulting in an overall increase in revenues. Revenue at our Plastics and Adhesives segment remained relatively flat. Operating income was $1,124.1 million in the first quarter of fiscal 2003 as compared to $1,359.1 million in the first quarter of fiscal 2002. Total operating income as a percentage of revenue was 12.6% and 15.8% during the quarters ended
December 31, 2002 and 2001, respectively. Operating income and margins declined in each of our business segments, most notably in Electronics, Fire and Security Services and Plastics and Adhesives. We expect revenues and operating income to increase during the next quarter primarily as a result of increased sales prices and the impact of cost cutting initiatives. However, we expect such factors to be slightly offset by softness in demand and generally weak economic conditions.

    Historically, in acquisitions, the acquired company has been immediately integrated with our existing operations. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing processes, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies become no longer separately identifiable. Consequently, we do not separately track the post-acquisition financial results of acquired companies, and therefore, are not able to quantify the actual impact of our acquisitions on revenues, expenses or operating results. The discussions following the tables below include pro forma percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 5% of the aggregate purchase price for all acquisitions during the quarter ended December 31, 2002 and the fiscal year ended
September 30, 2002. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. Further, the pro forma amount provided inherently assumes that the acquired companies have a comparable organic growth percentage and earn revenues in the same proportion throughout the year as the segments that acquired the companies. In cases where the organic growth percentages or the proportion of revenue earned during the year are different, the pro forma amount could vary significantly from the actual organic growth of the segment. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

QUARTER ENDED DECEMBER 31, 2002 COMPARED TO QUARTER ENDED DECEMBER 31, 2001

SALES AND OPERATING INCOME AND MARGINS

FIRE AND SECURITY SERVICES

    The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Revenue from product sales............................   $1,269.3     $1,129.9
Service revenue.......................................    1,490.1      1,350.4
                                                         --------     --------
  Net revenues........................................   $2,759.4     $2,480.3
                                                         ========     ========
Operating income......................................   $  270.8     $  402.1
Operating margins.....................................        9.8%        16.2%

Restructuring and other unusual charges included in
  operating income....................................   $     --     $   (7.8)

    Net revenues in the Fire and Security Services segment increased 11.3% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001, including a 12.3% increase in product revenue and a 10.3% increase in service revenue, primarily as a result of higher sales volume and increased service revenue in both the worldwide security business and our worldwide fire protection business. The increase in net revenues was due to fiscal 2002 acquisitions and, to a lesser extent, customer contracts purchased through our authorized dealer program. Significant acquisitions included SBC/Smith Alarm Systems in October 2001, and DSC Group and Sensormatic in November 2001. Excluding a $69.6 million increase from foreign currency fluctuations, our dealer program (the Company purchases residential monitoring contracts from an external network of dealers who operate under ADT's authorized "dealer program"), the acquisitions listed above, the transfer of the Graphic Controls business from the Healthcare segment in April 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment decreased 3.9% from $2,665.2 million for the quarter ended December 31, 2001 to $2,561.4 million for the quarter ended December 31, 2002. Although, our net revenue growth for the first quarter of fiscal 2003 was due to acquisitions completed in fiscal 2002 (including the authorized dealer program), our current long-term strategy is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the authorized dealer program in key geographic areas.

    Operating income decreased 32.7% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001 due to weaker market conditions in the U.S. commercial construction industry and lower operating margins in both the security and fire protection businesses. The decrease in operating margins for the segment was primarily a result of increased amortization and depreciation expense, due largely to the acquisition of Sensormatic and DSC in fiscal 2002, in addition to a weak commercial construction market affecting the U.S. security business, reduced profit levels in Europe affecting the fire protection businesses, generally weak market conditions in the U.S., and an increase in bad debt expense in our security business.

    Operating income and margins for the quarter ended December 31, 2001 include restructuring charges of $7.8 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions.

ELECTRONICS

    The following table sets forth revenues and operating income and margins for the Electronics segment ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Revenue from product sales............................   $2,426.0     $2,686.3
Service revenue.......................................      102.3        131.0
                                                         --------     --------
  Net revenues........................................   $2,528.3     $2,817.3
                                                         ========     ========
Operating income......................................   $  292.6     $  525.7
Operating margins.....................................       11.6%        18.7%

Restructuring and other unusual credits included in
  operating income....................................   $    1.7     $     --

    Net revenues for the Electronics segment decreased 10.3% in the quarter ended December 31, 2002 compared with the quarter ended December 31, 2001, including a 9.7% decrease in product revenue and a 21.9% decrease in service revenue, as a result of further softening in the customer demand in the markets we serve, including undersea fiber optic system installations. Revenues at the electronics components group increased $90.2 million, or 3.7% due primarily to the impact of the changes in foreign currency exchange rates. Revenues were up 12.9% for the products sold in the automotive market offset by decreased revenues in the telecommunications industry. Revenues at the segment's Telecommunications business declined $379.2 million, or 93.6%, due to lack of demand for the construction of third-party networks and lower capacity sales on the Tyco Global Network. Excluding a $72.3 million increase from foreign currency fluctuations and the acquisitions of Transpower Technologies in November 2001, Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment decreased 14.7% from $2,877.8 million for the quarter ended December 31, 2001 to $2,456.0 million for the quarter ended December 31, 2002.

    The 44.3% decrease in operating income and the decrease in operating margins for the quarter ended December 31, 2002 compared with the quarter ended
December 31, 2001 was primarily due to the significant decrease in revenue in the undersea fiber optic cable business due in large part to the complete absence of revenue and income for the construction of third-party networks and lower sales of capacity on the Tyco Global Network.

    Operating income and margins for the quarter ended December 31, 2002 include restructuring credits of $1.7 million primarily relating to a revision in estimates of prior years' restructuring charges.

HEALTHCARE

    The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Revenue from product sales............................   $1,988.0     $1,756.7
Service revenue.......................................       17.4         13.7
                                                         --------     --------
  Net revenues........................................   $2,005.4     $1,770.4
                                                         ========     ========
Operating income......................................   $  447.4     $  469.2
Operating margins.....................................       22.3%        26.5%

Restructuring and other unusual credits...............   $    1.8     $     --
Inventory credits.....................................        0.2           --
                                                         --------     --------
Total credits included in operating income............   $    2.0     $     --
                                                         ========     ========

    Net revenues for the Healthcare segment increased 13.3% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001, including a 13.2% increase in product revenue and a 27.0% increase in service revenue, primarily as a result of acquisitions, which increased volume in our domestic healthcare business. The increase in net revenues resulted from increased sales volume primarily from acquisitions and, to a lesser extent, due to increased revenues throughout the surgical, medical, imaging, respiratory and pharmaceutical healthcare businesses. However, these increases were partially offset by reduced sales in our international healthcare business, specifically in Europe and Japan. In addition, our retail business continued to experience depressed sales in its diaper product line. This decrease in diaper product sales, which is prevalent among our competitors as well, is expected to be temporary and directly results from new packaging down-counts implemented on an industry-wide basis. Excluding a $32.3 million increase from foreign currency exchange fluctuations, the acquisition of Paragon Trade Brands ("Paragon") in January 2002, the divestiture of Surgical Dynamics, Inc. in July 2002 and the transfer of our Graphic Controls business to the Fire and Security Services segment in April 2002, revenue for the Healthcare segment increased an estimated 5.7% from $1,740.0 million for the quarter ended December 31, 2001 to $1,840.0 million for the quarter ended December 31, 2002.

    The 4.6% decrease in operating income and decrease in margins in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was due primarily to a lower mix of non-U.S. sales which typically yield higher margins, the acquisition of Paragon which yields a lower margin percentage, favorable manufacturing absorption variances impacting operating results in the quarter ended December 31, 2001 related to a significant inventory build up in connection with plant closures and consolidation and delivery on a significant contract, and higher selling, general and administrative expenses in certain areas. The introduction of new product lines, along with cost cutting initiatives implemented during the year, should allow for prospective revenue growth and margin improvements.

    Operating income and margins for the quarter ended December 31, 2002 include restructuring credits of $2.0 million, of which $0.2 million is included in cost of sales, related to a revision in estimates of prior years' restructuring charges.

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Revenue from product sales............................   $1,036.3     $  965.7
Service revenue.......................................      159.4        106.0
                                                         --------     --------
  Net revenues........................................   $1,195.7     $1,071.7
                                                         ========     ========
Operating income......................................   $  137.3     $  143.8

Operating margins.....................................       11.5%        13.4%
Restructuring and other unusual charges...............   $     --     $  (12.1)
Inventory charges.....................................         --         (5.8)
                                                         --------     --------
Total charges included in operating income............   $     --     $  (17.9)
                                                         ========     ========

    Net revenues for the Engineered Products and Services segment increased 11.6% in the quarter ended December 31, 2002 over the quarter ended
December 31, 2001, including a 7.3% increase in product revenue and a 50.4% increase in service revenue, primarily as a result of the integration of acquisitions and due to higher volume at Tyco Flow Control ("TFC"). Increased sales at TFC were largely due to higher demand for waterworks and thermal control products. This increase was partially offset by weakness in our industrial valve and control markets in North America, Europe and Japan. Selling prices are expected to remain competitive in most of our businesses worldwide due to continuing depressed economic conditions. Acquisitions included Century Tube Corporation ("Century") in October 2001, Water & Power Technologies
("Water & Power") in November 2001, and Clean Air Systems in February 2002. Excluding a $27.8 million increase from foreign currency exchange fluctuations, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma sales (calculated in the manner described above in "Overview") for the segment increased 5.9% from $1,103.0 million for the quarter ended December 31, 2001 to $1,167.9 million for the quarter ended December 31, 2002.

    The 4.5% decrease in operating income and the decrease in margins in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was due primarily to the continued consolidation of facilities and reduction of headcount which resulted in one time costs totaling $13.6 million during the first quarter of fiscal 2003. In addition, unfavorable economic conditions, which have resulted in the slowdown of commercial construction in North America and Europe, have resulted in lower unit volume. Higher raw material costs combined with market resistance to further increases in sales prices have resulted in reduced margins. The lower unit volume is particularly evident within Tyco Electrical & Metal Products ("TEMP") where price increases have partially offset the lower unit volume to result in relatively level net volume from quarter to quarter. However, the increases in sales prices were not proportionate to the increase in costs which has resulted in lower margins. Slightly offsetting the overall decrease in margins was an increase in operating income and margins at TFC.

    Operating income and margins for the quarter ended December 31, 2001 includes restructuring and other unusual charges of $17.9 million, of which $5.8 million is included in cost of sales, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

PLASTICS AND ADHESIVES

    The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

                                                        FOR THE QUARTERS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Revenue from product sales............................    $450.6       $439.0
Operating income......................................    $ 44.2       $ 93.6
Operating margins.....................................       9.8%        21.3%

    Net revenues at Tyco Plastics and Adhesives increased 2.6% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001 due to the effect of acquisitions. Excluding a $4.8 million increase from foreign currency exchange fluctuations and the acquisition of Linq Industrial Fabrics, Inc. in December 2001, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the Plastics and Adhesives segment decreased an estimated 3.1% from $460.0 million for the quarter ended December 31, 2001 to $445.8 million for the quarter ended December 31, 2002. The pro forma revenue decline was due to lost market share in an environment of enhanced global price competition that hindered our ability to pass pricing increases to our customers, principally in our Films operation.

    The 52.8% decrease in operating income and decrease in operating margins in the quarter ended December 31, 2002 over the record levels reported for the quarter ended December 31, 2001 was primarily due to higher raw material costs, with the most significant adverse impact on our Films operation. Higher raw material costs and unfavorable product mix also adversely impact our Adhesives, Ludlow Coated Products and A&E Molded Products operations.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was an increase in revenues and operating income of approximately $206.8 million and $20.6 million, respectively.

CORPORATE EXPENSES

    Corporate expenses were $68.2 million and $275.3 million in the quarters ended December 31, 2002 and 2001, respectively. Corporate expenses were $26.7 million (excluding unusual charges of $38.5 million related to the internal investigation fees, and $3.0 million of severance associated with corporate employees) in the quarter ended December 31, 2002 as compared to $53.3 million (excluding charges related to prior years of $222.0 million) in the quarter ended December 31, 2001. The decrease in the quarter ended
December 31, 2002 as compared to the quarter ended December 31, 2001 was primarily due to decreased costs as a result of the corporate restructuring that occurred in prior year.

OTHER INCOME (EXPENSE)

    Tyco has repurchased some debt prior to scheduled maturities. During the quarter ended December 31, 2002, the Company recorded other income from the early retirement of debt totaling $1.4 million, as compared to expense of $4.3 million during the quarter ended December 31, 2001. Also, during the quarter ended December 31, 2002, the Company recorded other income of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of The CIT
Group, Inc.

INTEREST EXPENSE, NET

    Net interest expense was $263.2 million in the quarter ended December 31, 2002, as compared to $189.2 million in the quarter ended December 31, 2001. The increase is primarily the result of a higher average interest rate, as well as, higher average debt balances during the quarter ended December 31 2002. We expect our net interest expense to increase for our next fiscal quarter, primarily due to a decrease in capitalized interest as a result of the TGN being placed in service.

INCOME TAX EXPENSE

    The effective income tax rate was 28.0% and 17.1% for the quarters ended December 31, 2002 and 2001, respectively. The effective income tax rate, excluding the impact of restructuring and other unusual charges, was 28.0% and 18.6% in the quarters ended December 31, 2002 and 2001, respectively. The increase in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with lower income tax rates.

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

    We wrote off a significant portion of the TGN during fiscal 2002, and management continues to monitor developments in the fiber optic capacity markets. It is possible that the assumptions underlying an impairment analysis will change in such a manner that a further impairment in value may occur in the future. In addition, we may experience TGN impairments if the downturn in the telecommunications industry continues.

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

    GOODWILL--Management assesses goodwill for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

    Disruptions to our business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, continued downgrades in our credit ratings, and additional market capitalization declines may result in our having to perform an SFAS 142 first step valuation analysis for all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future.

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

    INCOME TAXES--Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year. Management uses judgment in estimating what the income will be for the year. Since judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period.

DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an IPO. Operating results from the discontinued operations of Tyco Capital for the quarter ended
December 31, 2001 were as follows ($ in millions):

                                                           FOR THE QUARTER ENDED
                                                             DECEMBER 31, 2001
                                                           ---------------------
Finance income...........................................         $1,198.0
Interest expense.........................................            373.0
                                                                  --------
Net finance income.......................................            825.0
Depreciation on operating lease equipment................            338.5
                                                                  --------
Net finance margin.......................................            486.5
Provision for credit losses..............................            112.9
                                                                  --------
Net finance margin, after provision for credit losses....            373.6
Other income.............................................            245.1
                                                                  --------
Operating margin.........................................            618.7
Selling, general, administrative and other costs and
  expenses...............................................            238.6
                                                                  --------
Income before income taxes and minority interest.........            380.1
Income taxes.............................................           (122.4)
Minority interest........................................             (2.3)
                                                                  --------
Income as previously reported............................            255.4
Corporate overhead costs allocated.......................              8.2
Inter-company interest expense...........................              1.1
                                                                  --------
Income from discontinued operations......................         $  264.7
                                                                  ========

                        LIQUIDITY AND CAPITAL RESOURCES

    The following table summarizes the sources of our cash flow from operating activities from our continuing operations and the use of a portion of that cash in our operations for the quarters ended December 31, 2002 and 2001. We refer to the net amount of cash generated from operating activities, less capital expenditures, TGN spending, dividends and increases or decreases associated with the sale of accounts receivable program, as "free cash flow." Management believes cash flow from operating activities and free cash flow are important measures of operating performance. However, free cash flow as determined below is not a measure of financial performance under GAAP, should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies.

                                                              FOR THE QUARTER ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                    2002               2001
                                                              ----------------   ----------------
($ IN MILLIONS)
Operating income............................................      $1,124.1           $1,359.1
Non-cash restructuring and other unusual charges............            --                5.8
Charges related to prior years..............................            --              222.0
Depreciation and amortization(1)............................         516.5              480.7
Net increase (decrease) in deferred income taxes............         277.8             (133.7)
Less:
  Net increase in working capital, excluding current
    maturities of debt(2)...................................        (616.6)            (766.2)
  Decreases in the sale of accounts receivable programs.....         (80.4)                --
  Interest expense, net.....................................        (263.2)            (189.2)
  Income tax expense........................................        (247.1)            (192.8)
  Other, net................................................         116.7              153.4
                                                                  --------           --------
Cash flow from operating activities from continuing
  operations................................................         827.8              939.1
Less:
  Capital expenditures(3)...................................        (314.1)            (569.4)
  Dividends paid............................................         (25.2)             (24.4)
  Decreases in the sale of accounts receivable programs.....          80.4                 --
  Construction of Tyco Global Network.......................         (86.5)            (561.7)
                                                                  --------           --------
Free cash flow(4)...........................................      $  482.4           $ (216.4)
                                                                  ========           ========

------------------------------

(1) This amount is the sum of depreciation of tangible property ($361.1 million and $359.6 million for the quarters ended December 31, 2002 and 2001, respectively) and amortization of intangible assets ($155.4 million and $121.1 million for the quarters ended December 31, 2002 and 2001, respectively).

(2) This amount includes cash paid out for restructuring and other unusual charges of $159.0 million and $90.9 million for the quarters ended December 31, 2002 and 2001, respectively.

(3) This amount is net of proceeds of $29.5 million received in sale-leaseback transactions during the quarter ended December 31, 2001. It is also net of proceeds of $28.9 million and $15.4 million received in sale/disposition of property, plant and equipment for the quarters ended December 31, 2002 and 2001, respectively.

(4) This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $111.8 million and $218.7 million for the quarters ended December 31, 2002 and 2001, respectively.

    The following table shows cash flow from operating activities and free cash flow by segment for the quarter ended December 31, 2002.

                                                                        ENGINEERED
                                  FIRE AND                               PRODUCTS    PLASTICS
                                  SECURITY                                 AND          AND
                                  SERVICES   ELECTRONICS   HEALTHCARE    SERVICES    ADHESIVES   CORPORATE    TOTAL
                                  --------   -----------   ----------   ----------   ---------   ---------   --------
Operating income from continuing
  operations....................  $  270.8     $292.6        $ 447.4      $ 137.3      $44.2      $ (68.2)   $1,124.1

Depreciation....................     154.2      105.1           62.6         26.7        9.7          2.8       361.1
Intangible assets
  amortization..................     122.7       16.3           15.3          0.9        0.2           --       155.4
                                  --------     ------        -------      -------      -----      -------    --------
Depreciation and amortization...     276.9      121.4           77.9         27.6        9.9          2.8       516.5
Deferred income taxes...........        --         --             --           --         --        277.8       277.8
Net decrease (increase) in
  working capital and
  other(1)......................    (273.0)     (65.6)        (159.2)      (139.4)      12.2        125.1      (499.9)
Decreases in sale of accounts
  receivable programs...........     (21.7)      (8.7)            --           --         --        (50.0)      (80.4)
Interest expense, net...........        --         --             --           --         --       (263.2)     (263.2)
Income tax expense..............        --         --             --           --         --       (247.1)     (247.1)
                                  --------     ------        -------      -------      -----      -------    --------
Cash flow from operating
  activities from continuing
  operations....................     253.0      339.7          366.1         25.5       66.3       (222.8)      827.8
Capital expenditures............    (157.6)     (91.7)         (42.6)       (14.0)      (5.6)        (2.6)     (314.1)
Dividends paid..................        --         --             --           --         --        (25.2)      (25.2)
Decreases in sale of accounts
  receivable programs...........      21.7        8.7             --           --         --         50.0        80.4
Construction of Tyco Global
  Network.......................        --      (86.5)            --           --         --           --       (86.5)
                                  --------     ------        -------      -------      -----      -------    --------
Free Cash Flow..................  $  117.1     $170.2        $ 323.5      $  11.5      $60.7      $(200.6)   $  482.4
                                  ========     ======        =======      =======      =====      =======    ========

------------------------------

(1) These amounts include cash paid out for restructuring and other unusual charges.

    The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $616.0 million in the quarter ended
December 31, 2002, including cash paid out for restructuring and other unusual charges of $159.0 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. Historically, the Company generates the lowest level of cash flow in its first fiscal quarter. The significant changes in working capital included a $473.6 million decrease in accounts payable, a $180.8 million decrease in accrued expenses and other current liabilities and an $108.0 million increase in inventory. In prior years, the Company paid out cash bonuses in the first fiscal quarter on account of performance in the prior fiscal year. Approximately $200 million of fiscal 2002 performance bonuses were paid in January 2003.

    During the quarter ended December 31, 2002, the aggregate sale of accounts receivables decreased by approximately $80.4 million.

    During the quarter ended December 31, 2002, we paid out $111.8 million in cash that was charged against reserves established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows.

    During the quarter ended December 31, 2002, we recorded restructuring credits of $3.7 million, of which $0.2 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges. At September 30, 2002, there were liabilities for restructuring and other unusual charges of $1,006.9 million on the Consolidated Balance Sheet. During the quarter ended

December 31, 2002, we paid out $159.0 million in cash and incurred $0.3 million in non-cash uses that were charged against these liabilities. We also recorded $3.6 million in foreign currency translation adjustments. At December 31, 2002, there were $847.5 million of reserves remaining for restructuring and other unusual charges on our Consolidated Balance Sheet, of which $650.7 million is included in accrued expenses and other current liabilities and $196.8 million is included in other long-term liabilities.

    During the quarter ended December 31, 2002, we purchased a business for cash of $2.9 million and customer contracts for electronic security services for cash of $236.6 million.

    At the beginning of fiscal 2003, our purchase accounting reserves were $539.0 million as a result of purchase accounting transactions in prior years. Purchase accounting liabilities of $17.4 million and a corresponding increase to goodwill and deferred tax assets were recorded during the quarter ended
December 31, 2002 relating to fiscal 2003 and 2002 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of Paragon and Eberle, both acquired during fiscal 2002. Also, during fiscal 2003, we reclassified $0.6 million of fair value adjustments related to the write-down of assets for fiscal 2002 acquisitions out of purchase accounting accruals into the appropriate asset or liability account. We also recorded $4.1 million in cumulative translation adjustments. During the quarter ended December 31, 2002, we paid out $68.8 million in cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, we paid out
$43.0 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in the quarter ended December 31, 2002, we determined that $63.4 million of purchase accounting reserves related to acquisitions prior to fiscal 2003 were not needed and reversed that amount against goodwill. At December 31, 2002, there remained $427.7 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $231.3 million is included in accrued expenses and other current liabilities and $196.4 million is included in other long-term liabilities. In addition, $234.1 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $111.3 million are included in accrued expenses and other current liabilities and $122.8 million are included in other long-term liabilities at December 31, 2002.

CAPITALIZATION

    Shareholders' equity was $25,891.4 million, or $12.97 per share, at December 31, 2002, compared to $24,790.6 million, or $12.42 per share, at September 30, 2002. The increase in shareholders' equity was due primarily to net income of $634.5 million and currency translation adjustment of $464.3 million for the quarter ended December 31, 2002.

    Tangible shareholders' deficit was $7,001.2 million at December 31, 2002, as compared to $7,865.2 million at September 30, 2002. Goodwill and other intangible assets were $32,892.6 million at December 31, 2002, compared to $32,655.8 million at September 30, 2002. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

    Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 48% at December 31, 2002 and 49% at September 30, 2002. Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, is party to a $2.0 billion revolving credit facility due 2006 containing a covenant that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had $5.7 billion of cash and cash equivalents as of December 31, 2002. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 42% at both December 31, 2002 and September 30, 2002.

    At December 31, 2002, total debt was $24,216.2 million, as compared to $24,205.8 million at September 30, 2002. Our cash balance decreased to $5,732.0 million at December 31, 2002, as compared to $6,186.8 million at September 30, 2002.

    The following summarizes Tyco's change in net debt for the quarter ended December 31, 2002 ($ in millions):

Total debt at September 30, 2002............................           $24,205.8
Less: cash and cash equivalents and short-term investments
  at
  September 30, 2002........................................            (6,280.3)
                                                                       ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2002......................            17,925.5
Less the following:
Operating cash flow from continuing operations..............   827.8
Purchase of property, plant and equipment...................  (314.1)
Dividends...................................................   (25.2)
Decreases in sale of accounts receivable programs...........    80.4
Construction in progress--TGN...............................   (86.5)
                                                              ------
Free cash flow..............................................   482.4
Acquisition of businesses...................................  (239.5)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...............................................  (111.8)
Increase in restricted cash.................................  (296.6)
Other items.................................................  (139.9)
                                                              ------
                                                                          (305.4)
                                                                       ---------
NET DEBT BALANCE AT DECEMBER 31, 2002.......................            18,230.9
Plus: cash and cash equivalents and short-term investments
  at December 31, 2002......................................             5,985.3
                                                                       ---------
Total debt at December 31, 2002.............................           $24,216.2
                                                                       =========

    In January 2003, TIG repaid its $3.855 billion unsecured term loan from banks scheduled to expire on February 6, 2003.

    In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time, holders may convert each of their debentures into Tyco common shares prior to the stated maturity at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of approximately $4,387.5 million, before out of pocket expenses, from these debentures were used primarily to repay debt.

    Also in January 2003, TIG entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility, which is fully and unconditionally guaranteed by Tyco and certain of its subsidiaries and is guaranteed in part by various subsidiaries of TIG, has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating and in the market price of one of its outstanding debt securities.

    Our credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital stock, to make acquisitions or investments, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks. None of these covenants is presently considered restrictive to our operations.

    At February 12, 2003, the accreted value of TIG's zero coupon convertible debentures with a February 2003 put option was $1,850.8 million. On
February 13, 2003, TIG purchased $1,850.1 million of these debentures for cash at the accreted value. This purchase resulted from the exercise of investors' option under the indenture to require TIG to purchase debentures validly surrendered by February 12, 2003.

    The following table sets forth the capitalization of the Company at December 31, 2002 on an actual basis and pro forma to give effect to: (i) the issuance of $4,500.0 million convertible debentures for net proceeds of approximately $4,387.5 million in January 2003, (ii) repayment of the Company's $3.855 billion unsecured term loan from banks in January 2003 and (iii) the repurchase of $1,850.1 million of the accreted amount outstanding under the Company's zero coupon convertible debentures with February 2003 put option for cash ($ in millions):

                                                                 AS OF DECEMBER 31, 2002
                                                              ------------------------------
                                                               ACTUAL         PRO FORMA
                                                              ---------   ------------------
Cash and cash equivalents plus short-term investments.......  $ 5,985.3   $          4,667.7

Loans payable and current maturities of long-term debt......   11,215.4              5,510.3
Long-term debt..............................................   13,000.8             17,500.8
                                                              ---------   ------------------
  Total debt................................................   24,216.2             23,011.1
Total Shareholders' Equity..................................   25,891.4             25,891.4
                                                              ---------   ------------------
  Total capitalization......................................  $50,107.6   $         48,902.5
                                                              =========   ==================

    Total debt as a percentage of total capitalization decreased from 48% at December 31, 2002 to 47% on a pro forma basis.

    As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in fiscal 2002, investors in one of our accounts receivable programs have the option to discontinue reinvestment in new receivables. The amount outstanding under this program was $106.0 million at December 31, 2002.

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

    The table below includes our projected cash flows through December 2003, our first quarter of fiscal 2004 ($ in millions).

                                                         FY 2003                              FY 2004
                                  -----------------------------------------------------       --------
                                     Q1             Q2             Q3             Q4             Q1
                                    ACT.           EST.           EST.           EST.           EST.
                                  --------       --------       --------       --------       --------
FISCAL QUARTER
BEGINNING CASH BALANCE PLUS
  SHORT-TERM INVESTMENTS........   $6,280        $ 5,985        $ 4,386        $ 4,076        $ 3,595
Free cash flow(1)...............      482            600            775            900            275
Acquisitions, including purchase
  accounting spending...........     (351)          (300)          (300)          (300)          (250)
Net debt proceeds...............       --          4,388             --             --             --
Other...........................       25             --             --             --             --
Net debt repayments(2)..........     (154)        (6,287)(3)       (785)        (1,081)        (3,062)(4)
Increase in restricted
  cash(5).......................     (297)            --             --             --             --
                                   ------        -------        -------        -------        -------
ENDING CASH BALANCE PLUS SHORT-
  TERM INVESTMENTS(6)...........   $5,985(7)     $ 4,386        $ 4,076        $ 3,595        $   558
                                   ======        =======        =======        =======        =======

------------------------------

(1) Fiscal 2003 free cash flow is estimated to be in the range of $2.5 billion to $3.0 billion.

(2) From time to time the Company repurchases its debentures in the open market prior to maturity.

(3) Of this amount, $3.9 billion represents repayment of our $3.855 billion term loan scheduled to expire in February 2003 and $1.8 billion of this amount represents payment for repurchase of substantially all of the zero coupon convertible debentures with February 2003 put option. In addition, subsequent to December 31, 2002, Tyco purchased $544.7 million outstanding under its zero coupon convertible debentures with a November 2003 put option for cash of $532.0 million.

(4) This amount represents payment for repurchase of the zero coupon convertible bonds at the option of the holders in November 2003.

(5) The Company does not expect restricted cash to significantly increase in the foreseeable future.

(6) Amounts assume that the $400 million and $350 million outstanding under two of the Company's accounts receivable programs with a total available capacity of $850 million will be renewed in the third and fourth quarters of fiscal 2003, respectively.

(7) This amount excludes approximately $469 million of short-term restricted cash and $24 million of non-current restricted cash primarily related to the funding of long-term construction projects.

    As illustrated in the foregoing table and discussed above, we have significant amounts of debt which matures in calendar 2003 as well as future periods. In addition, our two largest accounts receivables programs with amounts outstanding of $750 million and aggregate available capacity of $850 million expire during the fiscal year. However, we believe these programs will be renewed. In addition, as previously discussed, in January 2003, we received net proceeds of approximately $4.4 billion from the issuance of convertible debt. We used the proceeds and cash on hand to repay our $3.9 billion then existing credit facility and $1.8 billion outstanding under our zero coupon convertible senior debentures due February 2021 (with a February 2003 put option.). In addition, in January 2003 we entered into a new $1.5 billion 364-day unsecured revolving credit facility, none of which has been drawn down. We believe that our cash flow from our operations, together with proceeds from the convertible debt offering and our new credit facility, is adequate to fund our operations and service our debt through December 31, 2003. However, events beyond our control such as the result of ongoing litigation and governmental investigations, a decrease in demand for our products and services, further debt rating downgrades or deterioration in our financial ratios could negatively impact our access to financing and increase our cost of funds.

    The Company's zero coupon convertible senior debentures due 2020 (with a November 2003 put option) and zero coupon convertible senior debentures due 2021 (with a February 2003 put option) may be converted into Tyco common shares at the option of the holders if any one of the following conditions is satisfied for the relevant debentures:

    - if the closing sale price of Tyco common shares for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender is more than 110% of the accreted conversion price per common share of the relevant debentures on that preceding day;

    - if the Company has called the relevant debentures for redemption after a certain date; and

    - upon the occurrence of specified corporate transactions, such as if Tyco makes a significant distribution to its shareholders or if it is a party to specific consolidations, mergers or binding share exchanges.

    The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at December 31, 2002 as shown in the following table:

                                                       ZERO COUPON           ZERO COUPON
                                                       CONVERTIBLE           CONVERTIBLE
                                                   DEBENTURES DUE 2020   DEBENTURES DUE 2021
                                                   -------------------   -------------------
Stock price at December 31, 2002.................        $17.08                $17.08
Accreted conversion price per common share at
  December 31, 2002(1)...........................        $74.18                $87.59

------------------------------

(1) Accreted conversion price per common share is equal to the accreted value of the debentures at December 31, 2002 divided by the conversion rate. The conversion price increases as interest on the notes accretes.

GUARANTEES, COMMITMENTS AND CONTINGENCIES

    TIG has issued a guarantee to a bank on behalf of an equity investee for a reducing revolving line of credit, due November 30, 2005. The maximum borrowing permitted under the facility is now $8.5 million, all of which is outstanding. The maximum borrowing permitted under the facility will be further reduced by $0.75 million on both December 20, 2003 and 2004. In the event that the equity investee defaults on its payment obligations, the bank may demand that the Company pay the outstanding principal on the loan. The Company does not have a liability recorded for the guarantee as it is not probable at this time that the Company will have to make any payments. In the instance that the Company would be required to pay the bank, the Company has no recourse from a third-party other than ultimate reimbursement from the equity investee in cash or common shares.

    The Company's healthcare business may, from time to time, enter into a sales contract whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk", the Company accrues a liability based on historical loss data. As of December 31, 2002, $3.8 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with another third-party financier in which payment is highly likely; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

    The Company's Fire and Security Services business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the services itself. Therefore, the Company's exposure would be the cost on any services performed, which would not have a material effect to the Company's financial position or results of operations. However, because it is not probable that the Company will have to make any payments pursuant to the guarantee, it is not accrued. The performance guarantee expires in August 2003. Although not specified in the agreement if the third-party sub-contractor does not perform its obligations, Tyco may withhold any future payment of work performed by the contractor.

    The Company, in disposing of assets or businesses, often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position or results of operations.

    The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. The range of probability and the amount accrued for known liabilities has not changed significantly since September 30, 2002. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts or additional monetary sanctions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

    Due to the Company's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties, which it has vacated, but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position or results of operations.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

    As a result of actions taken by our former senior corporate management, Tyco and some members of our former senior corporate management and current and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as a number of derivative actions. Certain of our employees as well as Tyco and some members of our former corporate senior management and current and former members of our board of directors are also named as defendants in several ERISA actions. We may be obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters. In addition, our insurance carriers may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matters. We received notice on February 13, 2003 that one such carrier purports to have rescinded its policy with us on the basis of alleged misrepresentations made by us under our former senior corporate management. Unless we are able to successfully challenge the rescission of this policy and any similar action that may be taken by our other carriers, we will not have insurance coverage under such policies for such expenses and liability. See "Risk Factors" and Part II, Item 1. "Legal Proceedings."

    We and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. See "Risk Factors" and Part II, Item 1. "Legal Proceedings."

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

    Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2002.

BACKLOG

    At December 31, 2002, Tyco had a backlog of unfilled orders of approximately $11,762.0 million, as compared to a backlog of $11,591.3 million at September 30, 2002. Backlog by industry segment is as follows ($ in millions):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                              ------------   -------------
Fire and Security Services..................................    $ 6,974.8      $ 6,811.2
Engineered Products and Services............................      2,297.8        2,263.9
Electronics.................................................      2,119.8        2,076.5
Healthcare..................................................        262.7          305.3
Plastics and Adhesives......................................        106.9          134.4
                                                                ---------      ---------
                                                                $11,762.0      $11,591.3
                                                                =========      =========

    Within the Fire and Security Services segment, backlog increased due primarily to an increase in recurring revenue in force resulting from net growth in ADT's dealer program and price increases in various markets. Within both the Engineered Products and Services and Electronics segments, backlog remained relatively flat. Backlog in the Healthcare segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

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

    In December 2002, the FASB issued SFAS No. 148, "Amendment of FASB Statement No. 123 on Stock Based Compensation," which is effective for interim reporting periods beginning after December 15, 2002. The provision requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We are currently assessing the impact of this new standard.

    In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). The disclosure requirement of this interpretation is effective for interim and annual periods ending after December 15, 2002. See Note 14--Guarantees to the Consolidated Financial Statements for further information. FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance, effective for the quarter ending March 31, 2003. We are currently assessing the impact of the accounting requirements of this new interpretation.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation further clarifies the identity of a party with a controlling financial interest that may be achieved through arrangements that do not involve voting interests. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The entity shall disclose the primary beneficiary of a variable interest entity including the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. We are currently assessing the accounting impact of this new interpretation. We have not created any variable interest in any variable interest entities subsequent to January 31, 2003.

                                  RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING IN OUR PUBLICLY TRADED SECURITIES. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. OUR BUSINESS IS ALSO SUBJECT TO THE RISKS THAT AFFECT MANY OTHER COMPANIES, SUCH AS COMPETITION, TECHNOLOGICAL OBSOLESCENCE, LABOR RELATIONS, GENERAL ECONOMIC CONDITIONS, GEOPOLITICAL EVENTS AND INTERNATIONAL OPERATIONS. ADDITIONAL RISKS NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND OUR LIQUIDITY.

RISKS RELATING TO RECENT DEVELOPMENTS AT TYCO

CONTINUING NEGATIVE PUBLICITY MAY ADVERSELY AFFECT OUR BUSINESS.

    As a result of actions taken by our former senior corporate management, Tyco has been the subject of continuing negative publicity focusing on former senior corporate management's actions. Some of these press reports have suggested that the accounting treatment of several of our prior acquisitions was improper, that certain of our operating companies improperly conducted business or recorded revenues and assets and that information was withheld from the SEC in connection with an inquiry into our accounting practices. This negative publicity has contributed to significant declines in the prices of our publicly traded securities and we have experienced reluctance on the part of certain customers and suppliers to continue working with us on customary terms. A number of suppliers have requested letters of credit to support our purchase orders. We also believe that many of our employees are operating under stressful conditions, which reduces morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

PENDING LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND
  FINANCIAL CONDITION.

    As a result of actions taken by our former senior corporate management, Tyco and some members of our former senior corporate management and current and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as a number of derivative actions. Certain of our employees as well as Tyco and some members of our former senior corporate management and current and former members of our board of directors are also named as defendants in several ERISA actions. In addition, Tyco and some members of prior senior corporate management are subject to an SEC inquiry; some members of prior senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of prior senior corporate management are subject to an investigation by the U.S. Attorney for the District of New Hampshire. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We received notice on February 13, 2003 that one such carrier purports to have rescinded its policy with us on the basis of alleged misrepresentations made by us under our former senior corporate management. Unless we are able to successfully challenge the rescission of this policy and any similar action that may be taken by our other carriers, we will not have insurance coverage under such policies for such expenses and liability. We are unable at this time to estimate what our ultimate liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our liquidity and financial condition.

OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO TYCO AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO MATTERS ARISING FROM ACTIONS OF PRIOR MANAGEMENT.

    In the past year, we have replaced our senior corporate executives with an entirely new team, and our entire board of directors determined not to stand for reelection at our next annual general meeting of shareholders. It will take some time for our new management team and our new board of directors to learn about our various businesses and to develop strong working relationships with our cadre of operating managers at our various subsidiary companies. Our new senior corporate management team's ability to complete this process has been and continues to be hindered by their need to spend significant time and effort dealing with internal and external investigations, developing effective corporate governance procedures, strengthening reporting lines and reviewing internal controls. During this period and in order to complete this process, our new executives will depend in part on advisors, including certain former directors. We cannot assure you that this major restructuring of our board of directors and senior management team and the accompanying distractions, in this environment, will not adversely affect our results of operations.

CONTINUED SCRUTINY RESULTING FROM ONGOING INVESTIGATIONS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    We and others have received subpoenas and requests from the SEC, the District Attorney of New York County and the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial condition and liquidity.

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

AN ONGOING SEC REVIEW OF OUR PUBLIC FILINGS MAY REQUIRE US TO AMEND OR RESTATE OUR PUBLIC DISCLOSURES.

    We continue to be engaged in a dialogue with the Staff of the SEC's Division of Corporation Finance as part of their review of our periodic filings with the SEC and are subject to an investigation by the SEC's Division of Enforcement. We cannot assure you that the resolution of the remaining comments that the Staff has made on our periodic filings or the resolution of the Division of Enforcement's investigation will not necessitate amendments or restatements to our previously-filed periodic reports or some enforcement proceedings against Tyco.

THE PHASE 2 REVIEW WAS NOT AN EXHAUSTIVE REVIEW OF OUR ACCOUNTING AND
GOVERNANCE.

    In December 2002, we released a report summarizing the findings of the Phase 2 review. The Phase 2 review covered a variety of aspects of our accounting, including a review of many specific accounting policies and 15 of our most significant acquisitions. You should be aware that the review did have limitations, as it did not seek to go back and identify every accounting decision and every corporate act over a multi-year period that was wrong or questionable. Moreover, in part because of the passage of time, documentation was not always available; the documentation that was available was often dispersed; and the review did not have the benefit of information from prior senior corporate management. In addition, the conclusion reached by the review required the exercise of judgment, and others could disagree with its conclusions. Neither the SEC Division of Enforcement nor its Division of Corporation Finance has completed its review of our accounting, including the matters covered by the Phase 2 review.

    You should note that the review found that, during at least the five years preceding our prior CEO's resignation in June 2002, Tyco's prior management engaged in a pattern of aggressive accounting which, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed. This pattern may have had the effect of reducing the clarity and effectiveness of the financial statements in conveying to investors the most accurate picture of our operations and may affect the comparability of our historical financial results to our current and future results of operations.

FURTHER INSTANCES OF BREAKDOWNS IN OUR INTERNAL CONTROLS AND PROCEDURES COULD HAVE AN ADVERSE EFFECT ON US.

    New management has determined that, in the past, Tyco in general suffered from: poor documentation; inadequate policies and procedures to prevent the misconduct of senior corporate executives; inadequate procedures for proper corporate authorizations; inadequate approval procedures and documentation; a lack of oversight by senior management at the corporate level; a pattern of using aggressive accounting which, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed; pressure on, and inducements to, segment and unit managers to increase current earnings, including by decisions as to what accounting treatment to employ; and a lack of a stated and demonstrable commitment by former senior corporate management to set high standards of ethics, integrity, accounting, and corporate governance. We cannot assure you that we will not discover that there have been further instances of breakdowns in our internal controls and procedures. See "Item 4--Controls and Procedures."

RISKS RELATING TO OUR SUBSTANTIAL DEBT AND LIQUIDITY

WE HAVE SUBSTANTIAL CASH NEEDS AND WILL NEED TO OBTAIN ADDITIONAL FUNDING TO SATISFY THOSE NEEDS.

    After giving effect to net proceeds of approximately $4,387.5 million from the issuance of $4,500.0 million convertible debentures in January 2003, the repayment of the Company's $3.855 billion unsecured term loan from banks in January 2003 and the repurchase of $1,850.1 million of the accreted amount outstanding under the Company's zero coupon convertible debentures with February 2003 put options for cash, we have approximately $5.5 billion of debt payable at maturity or upon the option of the holder thereof during calendar year 2003. In addition, we have other substantial capital commitments, including the following in fiscal 2003:

    - approximately $700-750 million of cash to acquire ADT accounts from dealers;

    - approximately $665 million of cash restructuring expenses relating to restructuring charges we have previously recorded;

    - approximately $450 million of cash purchase accounting spending, including earn-out payments, holdbacks of purchase price and the cost of exit plans; and

    - operating lease payments of $808.4 million.

We estimate that our cash flow from operations, together with proceeds from our January 2003 convertible debt offering and our new credit facility will be adequate to fund our operations and service our debt through December 31, 2003. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation during that period and have assumed that we will be able to extend approximately
$750 million of receivables facilities that expire in calendar year 2003. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigations could require additional funding. We have also assumed a certain level of operating performance in making these estimates. Our future operating performance will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. If our future operating performance is less than anticipated, our need for additional funding would increase.

    We obtained a new $1.5 billion credit facility in January 2003. However, if our estimates are incorrect and we need to obtain additional funding, we cannot assure you that we will be able to obtain the additional funding that we need on commercially reasonably terms or at all, which would have a material adverse effect on our results of operations and liquidity.

    OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR DEBENTURES.

    Our substantial indebtedness could have important consequences to you. For example, it could:

    - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

    - increase our vulnerability to general adverse economic and industry conditions;

    - limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

    - restrict our ability to introduce new technologies or exploit business opportunities;

    - make it more difficult for us to satisfy our payment obligations with respect to the debentures; and

    - increase the difficulty and/or cost to us of refinancing our indebtedness.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS MAY ADVERSELY AFFECT US.

    Our credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital stock, to make acquisitions or investments, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks.

    Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our credit agreements accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness, including the debentures. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

    Downgrades of our ratings would adversely affect us and the trading prices of our securities. Certain downgrades by Moody's and S&P would permit the providers of our receivables facilities to terminate the facilities and would increase the interest cost of our credit facility borrowings. It may also increase our cost of capital and make it harder for us to obtain new financing and would likely negatively impact the trading price of our securities.

RISKS RELATING TO OUR BUSINESSES

CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS HAVE AFFECTED AND MAY CONTINUE TO ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of our Fire and Security Services and Engineered Products and Services segments is significantly affected by levels of new home and commercial construction and consumer and business discretionary spending. Most importantly, our electronics components business is heavily dependent on the end market it serves and therefore has been affected by the weak demand and declining capital investment in the communications, computer, consumer electronics, industrial machine and aerospace industries. We have also experienced pricing pressures, which have reduced our margins, and we do not expect significant margin improvements in the near future. This cyclical impact can be amplified because some of our business segments purchase products from other business segments. For example, our Fire and Security Services segment purchases certain products sold by our Engineered Products and Services segment. Therefore, a drop in demand for our fire prevention products, due to lower new residential or office construction or other factors, can cause a drop in demand for certain of our products sold by our Engineered Products and Services segment.

WE WILL NOT BE ABLE TO GROW OUR BUSINESS AT THE SAME RATE AS WE HAVE IN THE RECENT PAST DUE TO REDUCED ACQUISITION ACTIVITY AND CAPITAL CONSTRAINTS.

    Acquisitions of complementary products and businesses have been an important part of Tyco's growth in recent years. Our current business strategy and near-term actions will focus on conserving cash and enhancing internal growth within our existing businesses. In addition, our new credit facility will impose restrictions on our ability to consummate new acquisitions. Our business requires substantial capital expenditures for new technology and product innovation, expansion or replacement of facilities and equipment and compliance with environmental laws and regulations. We may be required to pay significant amounts in excess of any insurance coverage as a result of settlements of or judgments in pending litigation. In addition, we will require access to significant capital in order to repay substantial indebtedness which matures in fiscal 2003 and in future periods. The concentration of available capital resources to repay indebtedness, combined with our reduced share price, will limit our ability to make acquisitions of other companies and to purchase new contracts under ADT's dealer program. As a result, we do not anticipate that we will experience growth in the foreseeable future that is comparable to our historic growth.

OUR OPERATIONS EXPOSE US TO THE RISK OF MATERIAL ENVIRONMENTAL LIABILITIES, LITIGATION AND VIOLATIONS.

    We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges into the ground, air or water; and the health and safety of our employees. There can be no assurances that we have been or will be at all times in compliance with environmental laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. One of our subsidiaries in our Electronics segment was advised by the U.S. Attorney for the District of Connecticut that it is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at two manufacturing plants. We understand that employees at these plants are subjects of the investigation relating to violations of applicable permits, and that a former supervisor at one of these plants who is no longer an employee has pleaded guilty to a felony violation of the Clean Water Act.

    Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances and costs to restore damage to natural resources. In addition to clean-up costs resulting from environmental laws, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

    We have been notified by the U.S. Environmental Protection Agency and certain foreign and state environmental agencies that conditions at a number of sites where we and others disposed of hazardous wastes require cleanup and other possible remedial action and may be the basis for monetary sanctions. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws. These projects relate to a variety of activities, including radioactive materials decontamination and decommissioning, solvent and metal contamination clean up and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations sold by us.

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $160 million to $460 million. As of September 30, 2002, we concluded that the best estimate within this range is approximately
$248 million, of which $221 million is included in accrued expenses and other current liabilities and $27 million is included in other long-term liabilities on the Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental, health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

WE MAY BE REQUIRED TO RECOGNIZE ADDITIONAL IMPAIRMENT CHARGES.

    Pursuant to GAAP, we are required to periodically assess our goodwill to determine if it is impaired. Further disruptions to our business, protracted economic weakness, unexpected significant declines in operating results of reporting units, continued downgrades in our credit ratings or additional market capitalization declines may result in additional charges to goodwill and other asset impairments in the future. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders' equity, increasing our debt to total capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percent of total capitalization could result in a default under our credit facilities.

WE ARE SUBJECT TO A VARIETY OF LITIGATION IN THE COURSE OF OUR BUSINESS THAT COULD CAUSE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    In the ordinary course of business, we are subject to a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. Patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay awards or settlements that could cause a material adverse effect on our financial condition and results of operations.

OUR ADT BUSINESS HAS RECENTLY EXPERIENCED HIGHER RATES OF CUSTOMER ATTRITION, WHICH MAY REDUCE OUR FUTURE REVENUES AND COULD REQUIRE US TO CHANGE THE USEFUL LIFE OF ACCOUNTS, INCREASING OUR DEPRECIATION AND AMORTIZATION EXPENSE.

    ADT has historically estimated the useful life of residential customer installations (whether internally- or dealer-generated) at ten years, which is consistent with an expected attrition rate of 14% per year. It is this period over which the cost of acquiring accounts in the United States from dealers is amortized and over which the capitalized cost of company initiated U.S. residential accounts is depreciated. During fiscal years 2002 and 2001, the attrition rate of U.S. dealer accounts has increased to 15.3% in each year, compared to 12.7% in fiscal 2000 and 9.4% in fiscal 1999. If attrition rates continue to rise, ADT's recurring revenues and results of operations will be adversely affected. In addition, if these attrition rates continue, we may need to reduce the estimated useful life of those accounts, which would increase our depreciation and amortization expense.

RISKS RELATING TO OUR JURISDICTIONS OF INCORPORATION

PROPOSED LEGISLATION AND NEGATIVE PUBLICITY REGARDING BERMUDA COMPANIES COULD INCREASE OUR TAX BURDEN AND AFFECT OUR OPERATING RESULTS.

    Several members of the U.S. Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover the combination in 1997 with ADT, as a result of which ADT, a Bermuda company, changed its name to Tyco and became the parent of the Tyco group. Any such legislation, if enacted could have the effect of substantially reducing or eliminating the tax benefits of our structure and materially increasing our future tax burden or otherwise adversely affecting our business. In addition, even if no tax legislation is ultimately enacted that specifically covers our 1997 combination, the enactment of other tax proposals that have been or may be made in the future to address expatriation transactions could have a material impact on our future tax burden. Other federal and state legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. or state government contracts. We are unable to predict the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area. There has recently been negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company.

BERMUDA LAW DIFFERS FROM THE LAWS IN EFFECT IN THE UNITED STATES AND MAY AFFORD LESS PROTECTION TO HOLDERS OF OUR SECURITIES.

    Holders of Tyco common shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

    As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Under Bermuda law, directors and officers may have a personal interest in contracts or arrangements with a company or its subsidiaries transactions so long as such personal interest is first disclosed to the company. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only do so on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company.

                          FORWARD-LOOKING INFORMATION

    We have made forward-looking statements in this report, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, future liquidity needs, business strategies, financing plans, competitive position, potential growth opportunities, cost saving expectations, litigation and governmental investigations, the effects of future regulation and the effects of competition.

    Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after the date of this report.

    You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in forward-looking statements. These factors include the "Risk Factors" included in this report.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2002.

ITEM 4--CONTROLS AND PROCEDURES

    As reported more fully in our Form 10-K filed December 30, 2002, we learned of instances of breakdowns of certain internal controls during fiscal 2002.

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

    - Instituted a code of conduct for all financial executives;

    - Developed a corporate policy manual to provide broadly applicable and consistent direction on authority, procedures and accountability with respect to business operations;

    - Instituted an account reconciliation process to improve controls over core accounting records; and

    - Created an Ombudsman network.

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

    Within the past 90 days, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by senior management. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that these procedures and controls are effective, given the cautions stated above. This quarter, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls. The Company will continue to make ongoing assessments of these controls and procedures periodically.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

SECURITIES CLASS ACTIONS

    As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions.

    All but five of the securities class actions have been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings.

    On January 28, 2003, the court-appointed lead plaintiffs in the New Hampshire securities actions filed a Consolidated Securities Class Action Complaint against certain of our former directors and officers, our auditors and Tyco. As to Tyco and certain of its former directors and officers, the complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 14(a) of that Act and Rule 14a-9 promulgated thereunder, as well as Sections 11 and 12(a)(2) of the Securities Act of 1933. Claims against our former directors and officers are also asserted under Sections 20(a) and 20A of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933. The complaint asserts that the Tyco defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, the following: Tyco's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; misstatements of Tyco's financial results; the impact of a new accounting standard (SAB 101, promulgated in 1999) on our earnings performance; compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing real estate transactions; their sales of Tyco stock; payment of $20 million to one of our former directors and a charity of which he is a trustee; and the criminal investigation of our former Chief Executive Officer. The plaintiffs seek class certification, compensatory damages, rescission, disgorgement and attorneys' fees and expenses.

    On November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint in the United States District Court for the District of New Jersey, naming Tyco, our auditors and certain of our current and former directors and officers as defendants. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

    As to all defendants, the State of New Jersey's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, common law fraud, aiding and abetting common law fraud, and negligent misrepresentation. Claims are asserted against our former and current directors and officers under Section 20(a) of the Securities Exchange Act of 1934 and for common law breach of fiduciary duties; against Tyco and certain of our former and current directors and officers under
Section 14(a) of Securities Exchange Act of 1934 and Rule 14A-9 promulgated thereunder, the New Jersey RICO statute and for aiding and abetting under the New Jersey RICO statute, conspiracy to violate the New Jersey RICO statute and conspiracy to commit common law fraud; and against Tyco only, for respondeat superior liability under the New Jersey RICO statute. The complaint asserts that the Tyco defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing real estate transactions; their sales of Tyco stock; payment of $20 million to one of our former directors and a charity of which he is a trustee; and the criminal investigation of our former Chief Executive Officer. Plaintiffs seek damages, including treble damages under New Jersey's RICO statute and punitive damages, along with attorney's fees and costs.

    The remaining five cases are pending in the United States District Court for the Southern District of Florida. In November 2002, a class action complaint, SCHULDT LIMITED PARTNERSHIP V. TYCO INTERNATIONAL LTD., ET AL., was filed in the Circuit Court for Palm Beach County, Florida, asserting causes of action against Tyco and certain of our current and former directors and officers under the Securities Act of 1933. Defendants removed the case to the United States District Court for the Southern District of Florida and plaintiffs have moved that Court to remand the action to state court. The Judicial Panel on Multidistrict Litigation has conditionally transferred the action to the United States District Court for the District of New Hampshire.

    The complaint purports to bring suit on behalf of persons who exchanged their Sensormatic Electronics Corp. ("Sensormatic") stock for shares of Tyco in connection with our acquisition of Sensormatic. The complaint alleges that the registration statement filed in connection with the Sensormatic acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor. Plaintiff seeks class certification, compensatory damages and attorneys' fees and expenses.

    In December 2002, four additional class action complaints were filed in the Circuit Court for Palm Beach County, Florida: (1) HROMYAK V. TYCO
INTERNATIONAL LTD., ET AL.; (2) RAPPOLD V. TYCO INTERNATIONAL LTD., ET AL.;
(3) MYERS V. TYCO INTERNATIONAL LTD., ET AL.; AND (4) GOLDFARB V. TYCO INTERNATIONAL LTD., ET AL. Plaintiffs in each of these actions also assert claims against Tyco, certain of our current and former directors and officers, and in three instances our auditors under the Securities Act of 1933, and seek class certification, compensatory damages and attorneys' fees and expenses.

    The HROMYAK complaint purports to bring suit on behalf of persons who exchanged their United States Surgical Corporation ("US Surgical") stock for shares of Tyco in connection with our acquisition of US Surgical in or about October of 1998. The complaint alleges that the registration statement filed in connection with the US Surgical acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

    The RAPPOLD complaint purports to bring suit on behalf of persons who exchanged their InnerDyne, Inc. ("InnerDyne") stock for shares of Tyco in connection with our acquisition of InnerDyne in or about December of 2001. The complaint alleges that the registration statement filed in connection with the InnerDyne acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

    The MYERS complaint purports to bring suit on behalf of persons who exchanged their TyCom, LTD ("TyCom") stock for shares of Tyco in connection with our acquisition of TyCom in or about December of 2001. The complaint alleges that the registration statement filed in connection with the TyCom acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

    The GOLDFARB complaint purports to bring suit on behalf of persons who exchanged their Scott Technologies, Inc. ("Scott") stock for shares of Tyco in connection with our acquisition of Scott in or about May of 2001. The complaint alleges that the registration statement filed in connection with the Scott acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

    Defendants have removed these four actions from Florida state court to the United States District Court for the Southern District of Florida and have requested their transfer to the District of New Hampshire.

SHAREHOLDER DERIVATIVE LITIGATION

    As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, four actions have been filed purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain current and former directors of Tyco and against Tyco as a nominal defendant.

    Three of these actions were transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The fourth derivative action is pending in the Supreme Court of the State of New York (New York County). Plaintiffs in that state court action have agreed to stay the action pending resolution of the federal action.

    On January 29, 2003, plaintiffs in the actions pending in the United States District Court for the District of New Hampshire filed a Verified Stockholders' First Consolidated and Amended Derivative Complaint against certain former officers and certain current and former directors of Tyco, our auditors, and Tyco as a nominal defendant. As to our present or former personnel, the complaint asserts causes of action for breach of fiduciary duty and waste of corporate assets. As against our auditors, the complaint asserts causes of action for negligence, negligent misrepresentations, and breach of contract. The action alleges that individual defendants engaged in, permitted and/or acquiesced in the following alleged improper conduct: using Tyco funds for personal benefit, including misappropriation of funds from our Key Employee Loan Program and relocation programs; engaging in improper self-dealing real estate transactions; entering into improper undisclosed retention agreements; and filing false and misleading financial statements with the Securities and Exchange Commission that were based on improper accounting methods. Plaintiffs seek money damages and attorneys' fees and expenses.

ERISA LITIGATION AND INVESTIGATION

    As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). The complaints purported to bring claims on behalf of the Tyco International
(US) Inc. Retirement Savings and Investment Plans and the participants therein.

    Two of the actions were filed in the United States District Court for the District of New Hampshire, and the six remaining actions were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire.

    On February 3, 2003, the plaintiffs filed a Consolidated Amended Complaint asserting causes of action under ERISA. That complaint named as defendants Tyco and certain of its present and former officers and directors, its wholly-owned subsidiary Tyco International (US) Inc., its retirement committee, and certain of its present and former officers, directors and employees. The complaint asserts that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco stock when it was not a prudent investment. The plaintiffs seek a declaration that the defendants are not entitled to protection under ERISA's safe harbor provision; an order compelling the defendants to make good to the Plans all losses caused by the defendants' alleged breaches of fiduciary duty; imposition of a constructive trust on any amounts by which any defendant was unjustly enriched; an order enjoining future violations of ERISA; actual damages in the amount of any losses the Plans suffered; costs and attorneys' fees, and an order for equitable restitution and other appropriate equitable monetary relief.

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

TYCO LITIGATION AGAINST FORMER SENIOR MANAGEMENT

    TYCO INTERNATIONAL LTD V. MARK A. BELNICK, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED JUNE 17, 2002. As previously reported in our Current Report on Form 8-K filed on September 17, 2002, we have filed a civil complaint against our former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant: solicited and accepted cash and stock bonuses without Board approval; took interest-free loans from our relocation program without Board approval; failed to disclose to the Board and to the SEC his Retention Agreement and compensation; failed to advise the Board of the improper conduct of other officers; refused to cooperate with internal investigations; and engaged in other improper conduct. The action asserts causes of action for breach of fiduciary duty, inducement to breach fiduciary duty, conspiracy to breach fiduciary duty, fraud and other wrongful conduct and seeks to recover compensation and profits received from employment at Tyco, repayment of all loans fraudulently procured, with interest, damages for the harm caused to us, and punitive damages. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office to delay discovery until after the completion of its prosecution of Mr. Belnick and other former Tyco officers. The Judicial Panel on Multidistrict Litigation has issued a conditional transfer order transferring this action to the United States District Court for the District of New Hampshire, to which we have objected.

    TYCO INTERNATIONAL LTD V. FRANK E. WALSH, JR., UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED JUNE 17, 2002. As previously reported in our Current Report on Form 8-K filed on September 17, 2002, we have filed a civil complaint against a former director for breach of fiduciary duty, inducing breaches of fiduciary duty, and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid
$20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. See "--Subpoenas and document requests from Governmental Entities". Our claims against Mr. Walsh are still pending. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation has issued a conditional transfer order transferring this action to the United States District Court for the District of New Hampshire, to which we have objected.

    TYCO INTERNATIONAL LTD. V. L. DENNIS KOZLOWSKI, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, FILED SEPTEMBER 12, 2002. As previously reported in our Current Report on Form 8-K filed on September 17, 2002, we have filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The action alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, a constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former director's conduct. Discovery in this action has not yet begun. The New York County District Attorney's Office has filed a motion to stay all discovery until after the completion of its pending prosecution of Mr. Kozlowski and other former Tyco officers. A decision is expected in the near future. The Judicial Panel on Multidistrict Litigation has issued a conditional transfer order transferring this action to the United States District Court for the District of New Hampshire, to which we have objected.

    TYCO INTERNATIONAL LTD. V. MARK H. SWARTZ, AMERICAN ARBITRATION ASSOCIATION ARBITRATION PROCEEDING, FILED OCTOBER 7, 2002. As previously reported in our Current Report on Form 8-K filed on October 8, 2002 and Annual Report on
Form 10-K for the fiscal year ended September 30, 2002, we have filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer. The action alleges that the defendant breached his fiduciary duties and otherwise engaged in wrongful conduct relating to this employment by Tyco and misappropriated Tyco funds and other assets and seeks to recover from Mr. Swartz all damages suffered by Tyco as a result of such breach, wrongful conduct and misappropriation. The Demand was filed with the American Arbitration Association in New York City, New York. Discovery in this action has not yet begun.

    TYCO INTERNATIONAL, LTD V. L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, UNITED STATES DISTRICT COURT SOUTHERN DISTRICT OF NEW YORK, FILED DECEMBER 6, 2002. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, we have filed a civil complaint against our former Chairman and Chief Executive Officer and our former Chief Financial Officer pursuant to
Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

SUBPOENAS, DOCUMENT REQUESTS FROM GOVERNMENTAL ENTITIES AND CRIMINAL PROCEEDINGS
  AGAINST FORMER MANAGEMENT

    As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, we and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating fully with these investigations and are complying with these requests.

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

    On December 17, 2002, Frank E. Walsh, Jr., a former director of Tyco, pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York (New York County) and settled a civil action for violation of federal securities laws brought by the Securities and Exchange Commission in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on a $20 million payment by Tyco, $10 million of which went to Mr. Walsh with the balance going to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea, Mr. Walsh agreed to pay $20 million in restitution to Tyco and to pay other fines to the State of New York. Pursuant to the settlement, Mr. Walsh consented to an order permanently enjoining him from violating provisions of the federal securities laws, requiring him to pay restitution to Tyco and permanently barring him from serving as an officer or director of a publicly held company. Tyco received Mr. Walsh's restitution payment of $20 million.

    On February 3, 2003, the New York County District Attorney announced a superseding indictment against Mark Belnick. This new indictment added three additional charges against Mr. Belnick, including grand larceny in the first degree, a felony violation of New York State's securities law (the Martin Act), and an additional charge of falsifying business records. The superseding indictment includes the original six counts of falsifying business records which had been included in the original indictment filed in September 2002. The new grand larceny count charges Mr. Belnick with stealing $12 million from Tyco by accepting payment of a special bonus, in addition to his salary and annual bonus, that had not been approved by the Board of Directors. The Martin Act count charges Mr. Belnick with participation in a scheme to defraud, whereby Messrs. Belnick, Kozlowski, Swartz, and others knowingly made false representations concerning Tyco's financial condition in order to obtain money for themselves. There is no trial date yet scheduled for the criminal charges against Mr. Belnick.

INTELLECTUAL PROPERTY LITIGATION

    Applied Medical Resources Corp. v. U.S. Surgical Corp. is a patent infringement action in which U.S. Surgical Corp., a subsidiary of Tyco, is the defendant. In February 2002, the U.S. District Court for the Central District of California held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit, the appeal of which is pending in the U.S. Court of Appeals for the Federal Circuit. A trial on invalidity of the other two patents and on damages is currently scheduled for January 2004. If there is ultimately a determination of liability, the amount of damages will be strongly contested by us. We estimate that damages could range from $32 million to $83 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

ENVIRONMENTAL INVESTIGATION

    As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2001, we became aware in June 2001 that the Office of the U.S. Attorney for the District of Connecticut had initiated an investigation of one of the subsidiaries in our Electronics segment. Subsequently, we were notified that the subsidiary was the target of a federal Grand Jury investigation concerning alleged Clean Water Act violations. We understand that the government investigation concerns manufacturing facilities in Manchester and Stafford, Connecticut. We also understand that employees at these plants are subjects of the investigation. A former supervisor at the subsidiary's Manchester plant (who is no longer an employee) has pleaded guilty to a felony violation of the Clean Water Act. We do not believe that the investigation will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. We are cooperating fully in the investigation.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 13, 2003, Tyco International Group S.A. ("TIG"), a wholly owned subsidiary of Tyco completed a private offering of $3.0 billion principle amount of 2.75% Series A convertible senior debentures due 2018 and $1.5 billion principle amount of 3.125% Series B convertible debentures due 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time, holders may convert each of their debentures into Tyco common shares prior to the stated maturity at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds before out of pocket expenses of approximately $4,387.5 million from these debentures were used primarily to repay debt. This transaction was completed without registration in reliance upon section 4(2) of the Securities Act. The securities were initially sold to the following initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act: Morgan Stanley & Co. Incorporated; Banc of America Securities LLC; Salomon Smith Barney Inc.; Credit Suisse First Boston Corporation; Goldman Sachs & Co.; J.P. Morgan
Securities Inc. ABN AMRO Incorporated; CIBC World Markets Corp; SG Cowen Securities Corporation; Blaylock & Partners, L.P.; Muriel Siebert & Co., Inc.; and The Williams Capital Group, L.P. The initial purchasers purchased the convertible senior debentures from TIG at 97.5% of the aggregate principal amount.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    4.1 Indenture by and among Tyco International Group S.A. and U.S. Bank, N.A., as trustee, dated as of January 13, 2003 relating to Series A 2.750% Convertible Senior Debentures due 2018 and Series B 3.125% Convertible Senior Debentures due 2023 (filed herewith).

    4.2 Supplemental Indenture No. 1, dated January 10, 2003, by and among Tyco International Group S.A., Tyco International Ltd. and U.S. Bank, N.A. (formerly, State Street Bank and Trust Company). (Incorporated by reference to the Registrants' and TIG's Schedule TO filed January 14,
        2003).

   10.1 Eric M. Pillmore Employment Contract effective August 12, 2002 and executed on January 29, 2003 (filed herewith).

   10.2 364-Day Revolving Credit Agreement dated as of January 31, 2003 among Tyco International Group S.A., Tyco International Ltd., Sensormatic Electronics Corporation, Scott Technologies, Inc., Innerdyne, Inc., the banks named therein and Bank of America, N.A., as Administrative Agent (filed herewith).

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed pursuant to Item 5 on October 7, 2002 announcing the filing of a Demand for Arbitration against Mark H. Swartz, the Company's former Chief Financial Officer and Director.

    Current Report on Form 8-K filed pursuant to Item 5 on October 24, 2002 to include, as an exhibit, the press release of Tyco dated October 24, 2002 announcing the Company's results for the fourth quarter.

    Current Report on Form 8-K filed pursuant to Item 9 on November 8, 2002 to include, as an exhibit, the press release of Tyco dated November 8, 2002 announcing that the Company's Board of Directors reaffirmed that nine current board members will not stand for re-election and that Admiral Dennis C. Blair was nominated to fill an expected vacancy.

    Current Report on Form 8-K filed pursuant to Item 9 on November 18, 2002 announcing the appointment of Jerome B. York and Mackey J. McDonald to the Company's Board of Directors following the resignation of Lord Michael Ashcroft and James S. Pasman.

    Current Report on Form 8-K filed pursuant to Item 9 on December 5, 2002 to include, as an exhibit, the press release of Tyco dated December 5, 2002 announcing the appointment of George W. Buckley to the Company's Board of Directors following the resignation of Joshua Berman.

    Current Report on Form 8-K filed pursuant to Item 9 on December 30, 2002 announcing the results of the Phase 2 review, which included a review and analysis of, and litigation concerning, selected accounting and corporate governance issues and transactions.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TYCO INTERNATIONAL LTD.

                                               By:              /s/ DAVID J. FITZPATRICK
                                                    ------------------------------------------------
                                                                  David J. FitzPatrick
                                                                EXECUTIVE VICE PRESIDENT
                                                               AND CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Date: February 14, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edward D. Breen, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tyco
    International Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                                                /s/ EDWARD D. BREEN
                                                ----------------------------------------------------
                                                                  Edward D. Breen
                                                              CHIEF EXECUTIVE OFFICER

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David J. FitzPatrick, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tyco
    International Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                                              /s/ DAVID J. FITZPATRICK
                                                ----------------------------------------------------
                                                                David J. FitzPatrick
                                                              CHIEF FINANCIAL OFFICER