Form 10-Q
period 2003-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2003-05-15
CIK 833444

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

    The number of common shares outstanding as of May 6, 2003 was 1,996,886,178.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TYCO INTERNATIONAL LTD.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I --  FINANCIAL INFORMATION:

Item 1 --  Financial Statements

           Consolidated Statements of Operations (Unaudited) for the
           quarters and six months ended March 31, 2003 and 2002.......      1

           Consolidated Balance Sheets (Unaudited) as of March 31, 2003
           and September 30, 2002......................................      2

           Consolidated Statements of Cash Flows (Unaudited) for the
           six months ended March 31, 2003 and 2002....................      3

           Notes to Consolidated Financial Statements (Unaudited)......      4

Item 2 --  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     43

Item 3 --  Quantitative and Qualitative Disclosures About Market
           Risk........................................................     86

Item 4 --  Controls and Procedures.....................................     86

PART II -- OTHER INFORMATION

Item 1 --  Legal Proceedings...........................................     89

Item 4 --  Submission of Matters to a Vote of Security Holders.........     96

Item 6 --  Exhibits and Reports on Form 8-K............................     97

                                                                            99
Signatures.............................................................

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                FOR THE QUARTERS      FOR THE SIX MONTHS
                                                                ENDED MARCH 31,         ENDED MARCH 31,
                                                              --------------------   ---------------------
                                                                2003       2002        2003        2002
                                                              --------   ---------   ---------   ---------
Revenue from product sales..................................  $7,199.7   $ 7,000.0   $14,369.9   $13,977.6
Service revenue.............................................   1,780.6     1,611.4     3,549.8     3,212.5
                                                              --------   ---------   ---------   ---------
NET REVENUES................................................   8,980.3     8,611.4    17,919.7    17,190.1
Cost of product sales.......................................   4,922.4     4,838.1     9,713.9     9,266.9
Cost of services............................................     964.8       791.9     1,903.5     1,597.5
Selling, general and administrative expenses................   3,234.1     1,887.1     5,334.2     3,852.4
Restructuring and other (credits) charges, net..............     (59.6)      403.8       (63.1)      423.7
Charges for the impairment of long-lived assets.............      23.3     2,351.7        23.3     2,351.7
                                                              --------   ---------   ---------   ---------
OPERATING (LOSS) INCOME.....................................    (104.7)   (1,661.2)    1,007.9      (302.1)
Interest income.............................................      21.8        29.5        47.6        49.1
Interest expense............................................    (299.8)     (255.1)     (588.8)     (463.9)
Other expense, net..........................................     (61.4)     (143.4)      (40.0)     (147.7)
Adjustment to net gain on sale of common shares of a
  subsidiary................................................        --          --          --       (39.6)
                                                              --------   ---------   ---------   ---------
(Loss) income from continuing operations before income taxes
  and minority interest.....................................    (444.1)   (2,030.2)      426.7      (904.2)
Income taxes................................................     (22.8)      (23.2)     (267.4)     (216.0)
Minority interest...........................................      (1.0)       (1.6)       (1.7)       (0.1)
                                                              --------   ---------   ---------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................    (467.9)   (2,055.0)      157.6    (1,120.3)
                                                              --------   ---------   ---------   ---------
Loss from discontinued operations of Tyco Capital, net of
  tax of $65.8 and $188.2 for the quarter and six months
  ended March 31, 2002, respectively........................        --    (4,323.0)         --    (4,058.3)
                                                              --------   ---------   ---------   ---------
(Loss) income before cumulative effect of accounting
  change....................................................    (467.9)   (6,378.0)      157.6    (5,178.6)
Cumulative effect of accounting change, net of tax of
  $58.8.....................................................        --          --      (206.7)         --
                                                              --------   ---------   ---------   ---------
NET LOSS....................................................  $ (467.9)  $(6,378.0)  $   (49.1)  $(5,178.6)
                                                              ========   =========   =========   =========
BASIC (LOSS) INCOME PER COMMON SHARE:
  (Loss) income from continuing operations..................  $  (0.23)  $   (1.03)  $    0.08   $   (0.56)
  Loss from discontinued operations of Tyco Capital, net of
    tax.....................................................        --       (2.17)         --       (2.05)
  (Loss) income before cumulative effect of accounting
    change..................................................     (0.23)      (3.20)       0.08       (2.61)
  Cumulative effect of accounting change, net of tax........        --          --       (0.10)         --
  Net loss per common share.................................     (0.23)      (3.20)      (0.02)      (2.61)
DILUTED (LOSS) INCOME PER COMMON SHARE:
  (Loss) income from continuing operations..................  $  (0.23)  $   (1.03)  $    0.08   $   (0.56)
  Loss from discontinued operations of Tyco Capital, net of
    tax.....................................................        --       (2.17)         --       (2.05)
  (Loss) income before cumulative effect of accounting
    change..................................................     (0.23)      (3.20)       0.08       (2.61)
  Cumulative effect of accounting change, net of tax........        --          --       (0.10)         --
  Net loss per common share.................................     (0.23)      (3.20)      (0.02)      (2.61)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic.....................................................   1,994.5     1,991.5     1,994.6     1,983.1
  Diluted...................................................   1,994.5     1,991.5     1,998.9     1,983.1

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 2003           2002
                                                              ----------   --------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 3,965.2      $ 6,186.8
  Restricted cash...........................................      460.3          196.2
  Accounts receivable, less allowance for doubtful accounts
    ($681.1 at March 31, 2003 and $629.1 at September 30,
    2002)...................................................    5,828.2        5,848.6
  Inventories...............................................    4,660.7        4,716.0
  Deferred income taxes.....................................    1,005.1        1,338.1
  Other current assets......................................    1,797.8        1,464.1
                                                              ---------      ---------
    Total current assets....................................   17,717.3       19,749.8
Tyco Global Network, Net....................................      644.5          581.6
Property, Plant and Equipment, Net..........................    9,835.7        9,969.5
Goodwill....................................................   26,031.2       26,093.2
Intangible Assets, Net......................................    5,844.5        6,562.6
Other Assets................................................    3,425.2        3,457.7
                                                              ---------      ---------
      TOTAL ASSETS..........................................  $63,498.4      $66,414.4
                                                              =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable and current maturities of long-term debt....  $ 4,386.8      $ 7,719.0
  Accounts payable..........................................    2,824.2        3,170.0
  Accrued expenses and other current liabilities............    4,655.8        5,270.8
  Contracts in process--billings in excess of cost..........      477.7          522.1
  Deferred revenue..........................................      723.4          731.3
  Income taxes payable......................................    2,327.5        2,218.9
                                                              ---------      ---------
    Total current liabilities...............................   15,395.4       19,632.1
Long-Term Debt..............................................   17,442.7       16,486.8
Other Long-Term Liabilities.................................    5,244.3        5,462.1
                                                              ---------      ---------
      TOTAL LIABILITIES.....................................   38,082.4       41,581.0
                                                              ---------      ---------
Commitments and Contingencies (Note 12)
Minority Interest...........................................       30.1           42.8
Shareholders' Equity:
  Preference shares, $1 par value, 125,000,000 shares
    authorized, one share outstanding at March 31, 2003 and
    September 30, 2002......................................         --             --
  Common shares, $0.20 par value, 4,000,000,000 shares
    authorized; 1,996,784,160 and 1,995,699,758 shares
    outstanding, net of 22,222,812 and 22,522,250 shares
    owned by subsidiaries at March 31, 2003 and
    September 30, 2002, respectively........................      399.4          399.1
  Capital excess:
    Share premium...........................................    8,149.4        8,146.9
    Contributed surplus, net of deferred compensation of
     $52.9 at March 31, 2003 and $51.2 at September 30,
     2002...................................................   15,083.0       15,042.7
  Accumulated earnings......................................    2,695.3        2,794.1
  Accumulated other comprehensive loss......................     (941.2)      (1,592.2)
                                                              ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY............................   25,385.9       24,790.6
                                                              ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $63,498.4      $66,414.4
                                                              =========      =========

          See Notes to Consolidated Financial Statements (Unaudited).

                            TYCO INTERNATIONAL LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                               FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations....................  $   157.6   $(1,120.3)
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by operating activities:
  Non-cash restructuring and other (credits) charges........      (33.7)      322.0
  Charges for the impairment of long-lived assets...........       23.3     2,351.7
  Sale of common shares of subsidiary.......................         --        39.6
  Loss on investments.......................................       75.6       141.0
  Depreciation..............................................      728.1       731.5
  Intangible assets amortization............................      659.1       255.9
  Deferred income taxes.....................................      180.7      (135.8)
  Debt and refinancing cost amortization....................       63.4        78.3
  Charges related to prior periods (Note 1).................      434.5       222.0
  Other non-cash items......................................      102.1        26.4
  Changes in assets and liabilities, net of the effects of
    acquisitions and divestitures:
    Accounts receivable.....................................      279.4       915.2
    Decrease in sale of accounts receivable programs........      (96.5)      (28.0)
    Contracts in progress...................................      (50.5)     (176.2)
    Inventories.............................................       57.4      (193.9)
    Other current assets....................................       (0.8)     (129.8)
    Accounts payable........................................     (420.7)     (610.1)
    Accrued expenses and other current liabilities..........     (184.0)      (97.5)
    Income taxes............................................      111.2        19.0
    Deferred revenue........................................       (9.0)      (43.7)
    Other...................................................       77.2       110.1
                                                              ---------   ---------
      Net cash provided by operating activities from
       continuing operations................................    2,154.4     2,677.4
      Net cash provided by operating activities from
       discontinued operations..............................         --       924.6
                                                              ---------   ---------
      Net cash provided by operating activities.............    2,154.4     3,602.0
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............     (595.0)     (988.3)
Construction in progress--Tyco Global Network...............      (89.0)     (817.4)
Acquisition of businesses, net of cash acquired.............      (34.6)   (1,664.5)
Acquisition of customer accounts............................     (358.3)     (678.2)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...............................................     (189.5)     (376.4)
Disposal of businesses......................................        5.4          --
Cash invested in short-term investments.....................     (278.1)         --
Net sale (purchase) of long-term investments................       54.5       (11.9)
Increase in restricted cash.................................     (310.7)         --
Other.......................................................       81.4      (178.7)
                                                              ---------   ---------
      Net cash used in investing activities from continuing
       operations...........................................   (1,713.9)   (4,715.4)
      Net cash provided by investing activities from
       discontinued operations..............................         --     2,251.2
                                                              ---------   ---------
      Net cash used in investing activities.................   (1,713.9)   (2,464.2)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt......................   (2,660.5)    5,181.7
Proceeds from exercise of options...........................        2.6       181.3
Dividends paid..............................................      (50.4)      (49.7)
Repurchase of Tyco common shares............................       (0.4)     (765.8)
Capital contribution to Tyco Capital........................         --      (200.0)
Other.......................................................       (5.0)       15.0
                                                              ---------   ---------
      Net cash (used in) provided by financing activities
       from continuing operations...........................   (2,713.7)    4,362.5
      Net cash used in financing activities from
       discontinued operations..............................         --    (1,762.8)
                                                              ---------   ---------
      Net cash (used in) provided by financing activities...   (2,713.7)    2,599.7
                                                              ---------   ---------
Effect of currency translation on cash......................       51.6       (31.0)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (2,221.6)    3,706.5
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS TRANSFERRED TO
  DISCONTINUED OPERATIONS...................................         --    (1,451.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    6,186.8     1,779.2
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 3,965.2   $ 4,034.4
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

    The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles ("GAAP") in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

    The Consolidated Financial Statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, other than the matters discussed below, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation. All references in this Form 10-Q to "$" are to U.S. dollars.

    CHANGES IN ACCOUNTING METHODS--As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under ADT's authorized dealer program (the "dealer program"). The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), and historically has been amortized on a straight-line method generally over a ten-year period. During the quarter ended March 31, 2003, the Company concluded a comprehensive review of its amortization policy with respect to these dealer customer account costs. This review included a detailed attrition study of the dealer program customer base conducted by an independent appraiser using data through March 31, 2003.

    The Company generally divides its electronic security assets into three asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through our dealer program. After evaluating various methods that would reflect the most recent attrition pattern of the accounts acquired through the dealer program, the Company concluded that the most appropriate amortization method would be an accelerated method that approximates the allocation of costs to the revenue curve generated by our actual attrition data. The estimated life of a dealer account pool generated from the results of the appraiser's lifing study is approximately twelve years. The Company believes that the change to this method is appropriate based on its actual attrition data that indicates an increase in the rate of customer attrition following the expiration of the initial three-year term of monitoring contracts with customers. The accelerated method that presently best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. This method of amortization will be periodically reviewed and compared to observed actual attrition.

    Adoption of the declining-balance method together with the related change in expected asset life prevents the Company from distinguishing the effect of the change in method (straight-line to declining-balance) from the change in estimated life. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Accordingly, the effect of the change increased amortization expense reported in the second quarter by $364.5 million, $315.5 million of which relates to the cumulative adjustment as of January 1, 2003 and $49.0 million of which relates to the second quarter of fiscal 2003.

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
    The Company also undertook a comprehensive review of its depreciation policy with respect to security monitoring systems installed in residential and commercial customer premises. The costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and generally depreciated over ten years. Based on the results of this review, the Company concluded that for residential and commercial account pools the straight-line method of amortization over a ten-year period continues to be appropriate given the observed actual attrition data for these pools.

    In addition to the change in method of amortization for its dealer account pool, the Company also changed its method of accounting for the non-refundable charge associated with its dealer program. For detailed information on this accounting change, see Note 8--"Cumulative Effect of Accounting Change."

    CHARGES RELATED TO CURRENT PERIOD CHANGES IN ESTIMATES--During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company recorded $471.4 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimates of costs relating to legal, environmental and insurance obligations. The assessments were based primarily on an analysis of recent events and more detailed experience that occurred during the quarter. Concurrent with this review process and resulting assessments by management during the quarter, decisions were made to discontinue existing product lines and terminate information technology systems implementation projects. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

    The charges of $471.4 million include $165.0 million related to increased cost estimates for environmental, legal and product liability, workers compensation and general liability insurance accruals, $107.8 million related to accounts receivable and inventory reserve valuations, $84.1 million related to an other than temporary decline in the value of investments, $36.6 million for account write-offs, where management concluded that the recoverability of various asset balances which had become doubtful, and $77.9 million for other accounting estimate changes. The Company also recorded an expense of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance coverage negotiated with its third party insurance carriers during the quarter (see Note 12).

    CHARGES RELATING TO PRIOR YEARS AND QUARTERS RECORDED IN THE QUARTER ENDED MARCH 31, 2003--As a result of the Company's intensified internal audits and detailed controls and operating reviews, the Company identified and recorded pre-tax charges of $434.5 million for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security Services segment and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals as of September 30, 2002 and other accounting adjustments (e.g. purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). Management has concluded that the effect of these adjustments, as well as those adjustments relating to prior years recorded in the quarter

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
ended December 31, 2001 (see below), are not material individually or in the aggregate to prior periods. Accordingly, prior period financial statements have not been restated.

    CHARGES RELATING TO PRIOR YEARS RECORDED IN THE QUARTER ENDED DECEMBER 31, 2001--As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, during the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. At the time the fiscal 2002 financial statements were issued, management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to fiscal 2002 or any year prior. Accordingly, prior year financial statements were not restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis were recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under its dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 is $185.9 million. This amount is included on the selling, general and administrative expenses line in the December 31, 2001 Consolidated Statement of Operations.

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

    IMPACT ON PRIOR PERIODS--The tables below present the pre-tax charges for the following items in the periods to which the charges relate: (i) the $261.6 million charge relating to prior periods recorded during the quarter ended December 31, 2001; (ii) the $434.5 million charge relating to prior years and quarters recorded in the quarter ended March 31, 2003; and (iii) certain other adjustments that represent timing differences between periods comprised of $16.0 million relating to the recognition of revenue at one of the Company's business units (TyCom) and $154.3 million relating to the settlement of litigation and related subsequent transactions with respect to the Healthcare segment.

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
($ IN MILLIONS)

(INCREASE) DECREASE IN INCOME

                                                                                                           QUARTER ENDED
                                              PRIOR TO                                                     DECEMBER 31,
TYPE OF ADJUSTMENT                           FISCAL 2000      FISCAL 2000      FISCAL 2001   FISCAL 2002       2002
------------------                          -------------   ----------------   -----------   -----------   -------------
Charges relating to prior years recorded
in the quarter ended December 31, 2001:
  ADT dealer reimbursements...............     $ 33.6           $  53.5          $ 98.8        $(185.9)        $  --
  Gain on issuance of shares of TyCom.....         --                --            39.6          (39.6)           --
  Other adjustments.......................       22.7              26.4           (13.0)         (36.1)           --
                                               ------           -------          ------        -------         -----
                                                 56.3              79.9           125.4         (261.6)           --
TyCom network transaction.................         --                --            16.0          (16.0)           --
Healthcare divestiture transaction(1).....         --                --           154.3         (154.3)           --

Charges relating to prior years and
quarters recorded in the quarter ended
March 31, 2003:
  Capitalized costs.......................       59.2              42.6            33.0           45.4           3.4
  Reconciliation items....................       53.3               2.2            51.4           24.5           0.8
  Adjustments to accrual balances.........         --              (1.8)             --           18.5          (0.3)
  Asset reserve adjustments...............         --                --              --            0.8          13.7
  Other accounting adjustments............       10.3              19.9            31.0           23.3           3.3
                                               ------           -------          ------        -------         -----
Total charges relating to prior periods...     $179.1           $ 142.8          $411.1        $(319.4)        $20.9
                                               ======           =======          ======        =======         =====

                                     QUARTER ENDED
                                       MARCH 31,     SIX MONTHS ENDED
TYPE OF ADJUSTMENT                       2002         MARCH 31, 2002
------------------                   -------------   ----------------
Charges relating to prior years
recorded in the quarter ended
December 31, 2001:
  ADT dealer reimbursements........     $   --           $(185.9)
  Gain on issuance of shares of
    TyCom..........................         --             (39.6)
  Other adjustments................         --             (36.1)
                                        ------           -------
                                            --            (261.6)
TyCom network transaction..........      (53.0)            (16.0)
Healthcare divestiture
transaction(1).....................       (4.2)             (8.4)

Charges relating to prior years and
quarters recorded in the quarter
ended March 31, 2003:
  Capitalized costs................        8.7              18.4
  Reconciliation items.............        3.0              10.3
  Adjustments to accrual
    balances.......................         --                --
  Asset reserve adjustments........         --                --
  Other accounting adjustments.....        4.2               8.6
                                        ------           -------
Total charges relating to prior
periods............................     $(41.3)          $(248.7)
                                        ======           =======

------------------------------
(1) The adjustment for the Healthcare divestiture transaction is subjective in regards to a judgmental assessment of the assigned value of an intangible asset (and related amortization), which was not subjected to a contemporaneous appraisal and was subsequently sold as part of a business divestiture. The Company had assigned a value of $166.8 million to the intangible asset relating to the settlement of litigation. The analysis above presents the adjustment that would be necessary if there were zero value assigned to the intangible asset. Management believes that the intangible asset was worth more than zero. However, because it was not subjected to a contemporaneous appraisal, the Company could not substantiate the value. As such the table above reflects the necessary adjustment as if it had zero value.

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
    The table below discloses the impact the above adjustments would have had on income or loss from continuing operations and net income or loss for each period presented.

                                                                              AS IF
                                                              AS REPORTED    ADJUSTED
                                                              -----------   ----------
FISCAL 2000
Income from continuing operations...........................   $ 4,519.9    $ 4,416.7
Net income..................................................   $ 4,519.9    $ 4,416.7

FISCAL 2001
Income from continuing operations...........................   $ 4,401.5    $ 4,064.4
Net income..................................................   $ 3,970.6    $ 3,633.5

FISCAL 2002
Loss from continuing operations.............................   $(3,070.4)   $(2,825.5)
Net loss....................................................   $(9,411.7)   $(9,166.8)

QUARTER ENDED MARCH 31, 2002
Loss from continuing operations.............................   $(2,055.0)   $(2,022.8)
Net loss....................................................   $(6,378.0)   $(6,345.8)

SIX MONTHS ENDED MARCH 31, 2002
Loss from continuing operations.............................   $(1,120.3)   $  (930.7)
Net loss....................................................   $(5,178.6)   $(4,989.0)

QUARTER ENDED MARCH 31, 2003
(Loss) from continuing operations...........................   $  (467.9)   $  (139.9)
Net loss....................................................   $  (467.9)   $  (139.9)

SIX MONTHS ENDED MARCH 31, 2003
Income from continuing operations...........................   $   157.6    $   470.6
Net (loss) income...........................................   $   (49.1)   $   263.9

    Both the estimated life and method of amortization relating to the dealer account pool, as well as the Company's accounting for the non-refundable charge relating to the dealer program discussed above have been the subject of an ongoing process of responding to the Staff of the SEC Division of Corporation Finance inquiries regarding the dealer program and certain other accounting matters. Also, subjects of this ongoing process have been the charges related to current period changes in estimates and charges related to prior years and quarters discussed above. The Company has not completed such discussions. The Company cannot predict the outcome of its discussions with the SEC or that such outcome will not necessitate further amendments or restatements of the Company's previously filed periodic reports. The Company hopes to resolve all issues raised by the ongoing SEC Division of Corporation Finance review during its fiscal third quarter.

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
    SHORT-TERM INVESTMENTS--Short-term investments consist of fixed income securities with maturities of greater than three months and less than one year. The Company's short-term investments are restricted as they are currently being used as collateral.

    ACCOUNTING PRONOUNCEMENTS--Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this new standard did not have a material impact on our results of operations or financial position.

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

    During the quarter ended December 31, 2002, the Company adopted the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information (see Note 17). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance, effective for the quarter ending March 31, 2003. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

    Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. The adoption of this new standard did not have a material impact on our results of operations or financial position.

    Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS
No. 123, "Accounting for Stock-Based Compensation" to provide transition methods for a voluntary change to measuring compensation cost in connection with employee share option plans using a fair value based method. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for compensation cost associated with employee share option plans, as well as the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS
No. 148 and has not changed its method for measuring the compensation cost of share options.

    Tyco continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position. Had the fair value based provisions of SFAS No. 123 been adopted by

                            TYCO INTERNATIONAL LTD.

1.  BASIS OF PRESENTATION (CONTINUED)
Tyco, the effect on net income and earnings per common share for quarter and six months ended March 31, 2003 and 2002 would have been as follows ($ in millions):

                                                          FOR THE QUARTERS      FOR THE SIX MONTHS
                                                          ENDED MARCH 31,        ENDED MARCH 31,
                                                        --------------------   --------------------
                                                          2003       2002        2003       2002
                                                        --------   ---------   --------   ---------
Net loss--as reported.................................  $(467.9)   $(6,378.0)  $ (49.1)   $(5,178.6)
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of tax(1)...............................    (78.6)      (149.5)   (139.9)      (285.2)
                                                        -------    ---------   -------    ---------
Net loss--pro forma...................................  $(546.5)   $(6,527.5)  $(189.0)   $(5,463.8)
                                                        =======    =========   =======    =========
Loss per share:
  Basic--as reported..................................  $ (0.23)   $   (3.20)  $ (0.02)   $   (2.61)
  Basic--pro forma....................................    (0.27)       (3.28)    (0.09)       (2.76)
  Diluted--as reported................................    (0.23)       (3.20)    (0.02)       (2.61)
  Diluted--pro forma..................................    (0.27)       (3.28)    (0.09)       (2.76)

------------------------------

(1) The fair value was calculated using the Black-Scholes option pricing model with a volatity of 64% for the quarter and six months ended March 31, 2003.
    All other assumptions are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. We have not created any variable interest in any variable interest entities subsequent to January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. For variable interest entities in which the Company holds a variable interest acquired on or before January 31, 2003, the Company will adopt FIN 46's accounting provisions on July 1, 2003. See Note 16 for further discussion of the impact of FIN 46.

2.  ACQUISITIONS AND DIVESTITURES

    During the first six months of fiscal 2003, the Company purchased five businesses within the Healthcare, Engineered Products and Services, and Electronics segments for an aggregate cost of $34.6 million in cash, net of $1.3 million of cash acquired. During the first six months of fiscal 2003, the Company paid $113.2 million of cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, the Company paid cash of approximately $76.3 million relating to holdback and earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. In addition, the Company paid $358.3 million (after adjusting for the impact of the change in accounting discussed in Note 8) of cash during the six months ended March 31, 2003, to acquire approximately 377,500 customer contracts for electronic security services through the Company's dealer program. The cash portions of acquisition costs for the business and customer contracts were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

    The Company purchased all of the voting equity interests in each of the businesses acquired. At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed during the first six months of fiscal 2003, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2003, Tyco recorded a net decrease of $373.3 million in goodwill and an additional $59.0 million in other intangible assets during the six months ended March 31, 2003. The net decrease in goodwill includes $383.6 million associated with prior years' acquisitions, primarily Sensormatic Electronics Corporation ("Sensormatic"), acquired in November 2001, Mallinckrodt, Inc. ("Mallinckrodt"), acquired in October 2000, and Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, slightly offset by an increase of $10.3 million due to current year acquisitions. Adjustments for Sensormatic primarily relate to fair value adjustments as well as the finalization of deferred tax adjustments related to previously recorded purchase accounting liabilities. Adjustments for LPS and Mallinckrodt primarily relate to reductions in purchase accounting liabilities due to actual costs being less than originally estimated. See roll forward of purchase accounting accruals below. The increase in intangible assets is due to adjustments associated with prior years' acquisitions.

    Acquisitions were an important part of Tyco's growth during the past few years. When Tyco made acquisitions it sought to complement existing products and services, enhance the Company's product lines and/or expand its customer base. Tyco determined what it was willing to pay for an acquisition partially based on its expectation that it could cost effectively integrate the products and services of an acquired company into Tyco's existing infrastructure and improve earnings by removing overhead costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilized existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targeted companies that were perceived to be experiencing depressed financial performance. All these factors contributed to acquisition prices in excess of the fair value of net assets acquired and the resultant goodwill. However, the Company expects to complete significantly fewer acquisitions as compared to the past few years due to its focus on enhancing internal growth within its existing businesses.

    The following table shows the fair values of assets and liabilities recorded for purchase acquisitions completed in the first six months of fiscal 2003, adjusted to reflect changes in the fair values of assets

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for purchase acquisitions completed prior to fiscal 2003 ($ in millions):

Accounts receivable.........................................  $  29.3
Inventories.................................................     19.2
Prepaid expenses and other current assets...................     11.3
Deferred income taxes.......................................    (91.4)
Property, plant and equipment, net..........................     41.0
Goodwill....................................................   (373.3)
Intangible assets...........................................     59.0
Other assets................................................     11.5
                                                              -------
                                                               (293.4)
                                                              -------
Accounts payable............................................      0.8
Accrued expenses and other current liabilities..............   (277.1)
Holdback/earn-out liabilities...............................      8.5
Deferred income taxes.......................................    (73.9)
Other long-term liabilities.................................      5.1
Fair value of debt assumed..................................      8.6
                                                              -------
                                                               (328.0)
                                                              -------
Cash consideration paid (net of $1.3 million of cash
  acquired).................................................  $  34.6
                                                              =======

    Purchase accounting liabilities recorded during the first six months of fiscal 2003 in connection with fiscal 2003 purchase acquisitions were immaterial.

    The following table summarizes the purchase accounting liabilities recorded in connection with fiscal 2002 purchase acquisitions ($ in millions):

                                            SEVERANCE          FACILITIES-RELATED     DISTRIBUTOR &
                                       --------------------   ---------------------     SUPPLIER
                                       NUMBER OF              NUMBER OF               CANCELLATION     OTHER
                                       EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL        FEES        ACCRUAL     TOTAL
                                       ---------   --------   ----------   --------   -------------   --------   --------
Balance at September 30, 2002........    1,453      $39.1         82        $51.8         $3.1          $7.4      $101.4
Additions to fiscal 2002 acquisition
  reserves...........................      549       15.0         17          3.3          0.3           3.1        21.7
Fiscal 2003 utilization..............     (325)     (16.2)       (12)        (5.8)        (0.9)         (3.4)      (26.3)
Foreign currency translation
  adjustment.........................       --        0.8         --          0.5          0.2           0.1         1.6
Reclassifications....................       --       (0.2)        --          0.1         (1.2)          0.9        (0.4)
Reductions of estimates of fiscal
  2002 acquisition reserves..........     (497)      (4.4)       (32)        (2.3)          --          (2.3)       (9.0)
                                         -----      -----        ---        -----         ----          ----      ------
Balance at March 31, 2003............    1,180      $34.1         55        $47.6         $1.5          $5.8      $ 89.0
                                         =====      =====        ===        =====         ====          ====      ======

    During the six months of fiscal 2003, the Company recorded additions to purchase accounting liabilities as it continued to formulate the integration plans of fiscal 2002 acquisitions, such as Paragon (integrated within the Healthcare segment) and Eberle (integrated within the Electronics segment). Finalization of components of integration plans associated with acquisitions resulted in additional

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) purchase accounting liabilities of $21.7 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the termination of an additional 549 employees, the closure of an additional 17 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

    During the first six months ended March 31, 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2002 acquisitions by $9.0 million primarily because actual costs were less than originally estimated since the Company severed 497 fewer employees and closed 32 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    Tyco has not yet finalized all of its business integration plans for fiscal 2002 acquisitions. Accordingly, purchase accounting liabilities are subject to revision in future quarters. However, we do not expect any resulting adjustments to be significant.

    The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

                                            SEVERANCE          FACILITIES-RELATED     DISTRIBUTOR &
                                       --------------------   ---------------------     SUPPLIER
                                       NUMBER OF              NUMBER OF               CANCELLATION     OTHER
                                       EMPLOYEES   ACCRUAL    FACILITIES   ACCRUAL        FEES        ACCRUAL     TOTAL
                                       ---------   --------   ----------   --------   -------------   --------   --------
Balance at September 30, 2002........    2,196      $129.7       100        $207.5        $28.7        $29.1      $395.0
Fiscal 2003 utilization..............     (741)      (38.2)      (37)        (26.7)        (9.3)        (6.4)      (80.6)
Foreign currency translation
  adjustment.........................       --         6.0        --          (0.2)         0.3          0.5         6.6
Reclassifications....................       --        (0.7)       --           0.7         (0.3)        (0.4)       (0.7)
Reductions of estimates of fiscal
  2001 acquisition reserves..........     (518)      (49.3)      (21)        (76.8)       (13.3)        (6.3)     (145.7)
                                         -----      ------       ---        ------        -----        -----      ------
Balance at March 31, 2003............      937      $ 47.5        42        $104.5        $ 6.1        $16.5      $174.6
                                         =====      ======       ===        ======        =====        =====      ======

    During the first six months of fiscal 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $145.7 million primarily because actual costs were less than originally estimated since the Company severed 518 fewer employees and closed 21 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

    At March 31, 2003, there remained a total of $24.5 million in reserves related to fiscal 2000 and prior acquisitions. These liabilities primarily relate to facility-related costs (principally for rents under non-cancelable leases for vacated premises), employee severance (principally for payments to employees already terminated with severance paid out over time), and other costs. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

    At March 31, 2003, holdback/earn-out liabilities of $216.9 million remained on the Consolidated Balance Sheet, of which $100.8 million are included in accrued expenses and other current liabilities and $116.1 million are included in other long-term liabilities. In addition, a total of $288.1 million of purchase accounting liabilities related to all acquisitions remained on the Consolidated Balance Sheet,

                            TYCO INTERNATIONAL LTD.

2. ACQUISITIONS AND DIVESTITURES (CONTINUED) of which $158.6 million are included in accrued expenses and other current liabilities and $129.5 million are included in other long-term liabilities. At March 31, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The
$80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at March 31, 2003, as the outcome of this contingency cannot be reasonably determined.

    During the six months ended March 31, 2003, the Company sold certain of its businesses within the Healthcare segment for net proceeds of approximately
$5.4 million in cash.

    In accordance with SFAS No. 141, "Business Combinations," the following unaudited pro forma data summarizes the results of operations for the periods indicated as if fiscal 2003 acquisitions, fiscal 2002 acquisitions and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions and amalgamation had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                               FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                               2003(1)     2002(2)
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $17,919.7   $17,671.4
Income (loss) from continuing operations....................      157.5    (1,138.0)
Net loss....................................................      (49.2)   (5,196.3)
Basic earnings (loss) per common share:
  Income (loss) from continuing operations..................       0.08       (0.57)
  Net loss..................................................      (0.02)      (2.60)
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations..................       0.08       (0.57)
  Net loss..................................................      (0.02)      (2.60)

------------------------------

(1) Includes $434.5 million of charges related to prior periods recorded in the quarter ended March 31, 2003, restructuring and other credits of
    $76.2 million, of which $13.1 million is included in cost of sales and charges for the impairment of long-lived assets of $23.3 million.

(2) Includes restructuring and other charges of $680.8 million, of which $257.1 million is included in cost of sales, charges for the impairment of long-lived assets of $2,351.7 million primarily related to the write-down of the Tyco Global Network ("TGN") and charges related to prior years of $261.6 recorded in the quarter ended December 31, 2001.

3.  CONSOLIDATED SEGMENT DATA

   During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified

                            TYCO INTERNATIONAL LTD.

3.  CONSOLIDATED SEGMENT DATA (CONTINUED)
comparative prior period information to reflect this change. In addition, during the quarter ended March 31, 2003, management began evaluating segment performance based upon operating results calculated in accordance with GAAP as opposed to on an adjusted basis. Accordingly, operating (loss) income by segment shown below has been presented in accordance with GAAP. Prior year amounts have been conformed accordingly, and as such, include the charges for amounts previously excluded from management's internal reporting. These items are footnoted below the table.

    Selected information for the Company's five segments is presented in the following table.

                                                 FOR THE QUARTERS                FOR THE SIX MONTHS
                                                  ENDED MARCH 31,                 ENDED MARCH 31,
                                              -----------------------         ------------------------
                                                2003          2002              2003           2002
                                              --------      ---------         ---------      ---------
                                                  ($ IN MILLIONS)                 ($ IN MILLIONS)
NET REVENUES:
  Fire and Security Services................  $2,778.9      $ 2,569.5         $ 5,538.3      $ 5,049.8
  Electronics...............................   2,502.0        2,493.9           5,030.3        5,311.2
  Healthcare................................   2,137.3        1,968.3           4,142.7        3,738.7
  Engineered Products and Services..........   1,073.6        1,101.2           2,269.3        2,172.9
  Plastics and Adhesives....................     488.5          478.5             939.1          917.5
                                              --------      ---------         ---------      ---------
  Net revenues from external customers......  $8,980.3      $ 8,611.4         $17,919.7      $17,190.1
                                              ========      =========         =========      =========
OPERATING (LOSS) INCOME:
  Fire and Security Services................  $ (702.6)(1)  $   337.6 (7)     $  (443.3)(12) $   739.7 (15)
  Electronics...............................     348.6 (2)   (2,588.4)(8)         641.2 (13)  (2,062.7)(8)
  Healthcare................................     520.7 (3)      448.7 (9)         968.1 (14)     917.9 (9)
  Engineered Products and Services..........     (73.0)(4)      152.7 (10)         64.3 (4)      296.5 (16)
  Plastics and Adhesives....................      20.4 (5)       47.9 (11)         64.6 (5)      141.5 (11)
                                              --------      ---------         ---------      ---------
                                                 114.1       (1,601.5)          1,294.9           32.9
Less: Corporate expenses....................    (218.8)(6)      (59.7)           (287.0)(6)     (335.0)(17)
                                              --------      ---------         ---------      ---------
Consolidated operating (loss) income........  $ (104.7)     $(1,661.2)        $ 1,007.9      $  (302.1)
                                              ========      =========         =========      =========

------------------------------

(1) Includes a charge of $364.5 million reflecting a change in the method of amortization used for dealer program account assets, a charge of
    $7.0 million resulting from the change in method of accounting for the non-refundable charge associated with the dealer program, a charge of $270.4 million related to prior periods (of which $2.5 million is included in impairment of long-lived assets), a charge of $10.2 million for the impairment of property, plant and equipment, and a restructuring credit of $2.0 million due to costs being less than anticipated.

(2) Includes a restructuring credit of $54.8 million, of which $12.9 million is included in cost of sales.

(3)  Includes a restructuring credit of $4.7 million.

(4)  Includes a charge of $118.9 million related to prior periods.

(5) Includes a charge of $20.7 million related to prior periods and a restructuring credit of $0.4 million due to costs being less than anticipated.

(6) Includes charges of $24.5 million related to prior years, a restructuring credit of $10.6 million due to costs being less than anticipated, and a charge of $10.6 million for the impairment of property, plant and equipment.

(7) Includes restructuring charges of $14.3 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

                            TYCO INTERNATIONAL LTD.

3.  CONSOLIDATED SEGMENT DATA (CONTINUED)
(8) Includes charges for the impairment of property, plant and equipment of $2,346.0 million primarily related to the write-down of the TGN (See
    Note 5) and the closure of certain facilities. Also includes restructuring charges of $611.5 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

(9) Includes a charge of $7.8 million related to the write-off of legal fees and other deal costs associated with an acquisition that was not completed.

(10) Includes restructuring and other charges of $6.8 million primarily related to the closure of facilities and charges of $5.7 million for the impairment of property, plant and equipment primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

(11) Includes a restructuring charge of $0.9 million related to the write-off of legal fees and other deal costs associated with an acquisition that was not completed.

(12) Includes a charge of $364.5 million reflecting a change in the method of amortization used for dealer program account assets, a charge of
    $18.5 million resulting from the change in method of accounting for the non-refundable charge associated with the dealer program, a charge of $270.4 million related to the prior periods (of which $2.5 million is included in impairment of long-lived assets), a charge of $10.2 million for the impairment of property, plant and equipment, and a restructuring credit of $2.0 million due to costs being less than anticipated.

(13) Includes a restructuring credit of $56.5 million, of which $12.9 million is included in cost of sales.

(14) Includes a restructuring credit of $6.7 million, of which $0.2 million is included in cost of sales.

(15) Includes restructuring charges of $22.1 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

(16) Includes restructuring and other charges of $24.7 million, of which $5.8 million is included in cost of sales and charges of $5.7 million for the impairment of property, plant and equipment primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

(17) Includes charges related to prior years of $222.0 million (see Note 1).

4.  RESTRUCTURING AND OTHER (CREDITS) CHARGES, NET

   Restructuring and other (credits) charges, net, are as follows ($ in millions):

                                                              FOR THE QUARTERS     FOR THE SIX MONTHS
                                                               ENDED MARCH 31,       ENDED MARCH 31,
                                                             -------------------   -------------------
                                                               2003       2002       2003       2002
                                                             --------   --------   --------   --------
Fire and Security Services.................................   $ (2.0)   $  28.1     $ (2.0)   $  35.9
Electronics................................................    (54.8)     611.5      (56.5)     611.5
Healthcare.................................................     (4.7)       7.8       (6.7)       7.8
Engineered Products and Services...........................       --        6.8         --       24.7
Plastics and Adhesives.....................................     (0.4)       0.9       (0.4)       0.9
Corporate..................................................    (10.6)        --      (10.6)        --
                                                              ------    -------     ------    -------
                                                               (72.5)     655.1      (76.2)     680.8
Inventory related amounts charged to cost of sales.........     12.9     (251.3)      13.1     (257.1)
                                                              ------    -------     ------    -------
Restructuring and other (credits) charges, net.............   $(59.6)   $ 403.8     $(63.1)   $ 423.7
                                                              ======    =======     ======    =======

2003 CREDITS

    During the first six months of fiscal 2003, the Electronics segment recorded restructuring credits of $56.5 million, of which $12.9 million is included in cost of sales, the Healthcare segment recorded restructuring credits of $6.7 million, of which $0.2 million is included in cost of sales, the Fire and Security Services segment recorded restructuring credits of $2.0 million and the Plastics and Adhesives segment recorded restructuring credits of $0.4 million, related to a revision of estimates of prior years' restructuring charges. Additionally, credits of $10.6 million were recorded due to costs being less than anticipated.

                            TYCO INTERNATIONAL LTD.

4.  RESTRUCTURING AND OTHER (CREDITS) CHARGES, NET (CONTINUED)

2002 CHARGES AND CREDITS

    The disclosures in the Company's fiscal 2002 Annual Report on Form 10-K discuss net restructuring and other charges of $1,954.3 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the six months ended March 31, 2003 ($ in millions):

                                                         SEVERANCE          FACILITIES-RELATED
                                                   ---------------------   ---------------------   SUPPLIER
                                                   NUMBER OF               NUMBER OF               CONTRACT    OTHER
FIRE AND SECURITY SERVICES SEGMENT                 EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL      FEES     ACCRUAL     TOTAL
----------------------------------                 ----------   --------   ----------   --------   --------   --------   --------
Remaining balance at September 30, 2002..........    1,346       $ 19.4       103        $12.1      $ 0.5      $ 31.4     $ 63.4
Fiscal 2003 reversals............................       --         (0.6)       --           --         --          --       (0.6)
Fiscal 2003 utilization..........................     (539)       (10.1)       (4)        (2.4)      (0.4)       (5.9)     (18.8)
Foreign currency translation adjustments.........       --          0.9        --          0.3         --         0.5        1.7
Balance sheet reclassifications..................       --          0.2        --         (0.2)        --       (25.6)     (25.6)
                                                     -----       ------       ---        -----      -----      ------     ------
Balance at March 31, 2003........................      807       $  9.8        99        $ 9.8      $ 0.1      $  0.4     $ 20.1
                                                     =====       ======       ===        =====      =====      ======     ======

                                                         SEVERANCE          FACILITIES-RELATED
                                                   ---------------------   ---------------------   SUPPLIER
                                                   NUMBER OF               NUMBER OF               CONTRACT    OTHER
ELECTRONICS SEGMENT                                EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL      FEES     ACCRUAL     TOTAL
-------------------                                ----------   --------   ----------   --------   --------   --------   --------
Remaining balance at September 30, 2002..........     4,304      $116.0        17        $154.3     $325.8     $122.5    $ 718.6
Fiscal 2003 reversals............................      (815)       (5.8)       (3)          2.8      (20.5)        --      (23.5)
Fiscal 2003 utilization..........................    (1,607)      (52.9)      (10)        (25.4)     (98.2)      (0.3)    (176.8)
Foreign currency translation adjustments.........        --         2.5        --           0.1         --       (0.1)       2.5
Balance sheet reclassifications..................        --          --        --            --         --     (100.3)    (100.3)
                                                     ------      ------       ---        ------     ------     ------    -------
Balance at March 31, 2003........................     1,882      $ 59.8         4        $131.8     $207.1     $ 21.8    $ 420.5
                                                     ======      ======       ===        ======     ======     ======    =======

    During fiscal 2002, the Electronics segment incurred charges of $608.2 million for inventory write-downs, of which $143.1 million was scrapped as of September 30, 2002. The remaining $465.1 million is comprised of a lower of cost or market write-down of $166.1 million and a write-down related to inventory to be scrapped of $299.0 million. Of the $299.0 million, $204.7 million of inventory was

                            TYCO INTERNATIONAL LTD.

4. RESTRUCTURING AND OTHER (CREDITS) CHARGES, NET (CONTINUED) scrapped during the six months ended March 31, 2003. We expect the remaining $94.3 million to be scrapped over the next three months.

                                                                    SEVERANCE          FACILITIES-RELATED
                                                              ---------------------   ---------------------
                                                              NUMBER OF               NUMBER OF
HEALTHCARE SEGMENT                                            EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL     TOTAL
------------------                                            ----------   --------   ----------   --------   --------
Remaining balance at September 30, 2002.....................      274       $13.8            4      $11.9      $ 25.7
Fiscal 2003 reversals.......................................      (41)       (1.2)          --       (4.8)       (6.0)
Fiscal 2003 utilization.....................................     (225)      (10.5)          (4)      (5.1)      (15.6)
Foreign currency translation adjustments....................       --         0.1           --        1.0         1.1
                                                                 ----       -----     ----------    -----      ------
Balance at March 31, 2003...................................        8       $ 2.2           --      $ 3.0      $  5.2
                                                                 ====       =====     ==========    =====      ======

                                                                    SEVERANCE          FACILITIES-RELATED
                                                              ---------------------   ---------------------
                                                              NUMBER OF               NUMBER OF                OTHER
ENGINEERED PRODUCTS AND SERVICES SEGMENT                      EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
----------------------------------------                      ----------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002.....................      505       $ 8.0         21        $ 2.6      $ 0.8      $11.4
Fiscal 2003 reversals.......................................      (62)         --         --           --         --         --
Fiscal 2003 utilization.....................................     (166)       (6.9)       (13)        (1.1)      (0.6)      (8.6)
Foreign currency translation adjustments....................       --         0.4         --          0.8        0.1        1.3
                                                                 ----       -----        ---        -----      -----      -----
Balance at March 31, 2003...................................      277       $ 1.5          8        $ 2.3      $ 0.3      $ 4.1
                                                                 ====       =====        ===        =====      =====      =====

                                                                    SEVERANCE          FACILITIES-RELATED
                                                              ---------------------   ---------------------
                                                              NUMBER OF               NUMBER OF
PLASTICS AND ADHESIVES SEGMENT                                EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL     TOTAL
------------------------------                                ----------   --------   ----------   --------   --------
Remaining balance at September 30, 2002.....................      274       $ 4.0            4      $ 3.0      $ 7.0
Fiscal 2003 reversals.......................................      (33)         --           --       (0.3)      (0.3)
Fiscal 2003 utilization.....................................     (222)       (2.3)          (1)      (0.7)      (3.0)
Foreign currency translation adjustments....................       --          --           --        0.1        0.1
                                                                 ----       -----     ----------    -----      -----
Balance at March 31, 2003...................................       19       $ 1.7            3      $ 2.1      $ 3.8
                                                                 ====       =====     ==========    =====      =====

    In addition to the above segment liabilities, a total of $7.4 million remained on the balance sheet at March 31, 2003 related to 2002 corporate restructuring and other charges. These liabilities primarily relate to severance and other items associated with the termination of employees at the corporate headquarters.

    At March 31, 2003, there remained a total of $461.1 million in reserves related to fiscal 2002 restructuring and other charges on the Consolidated Balance Sheet, of which $309.8 million is included in accrued expenses and other current liabilities and $151.3 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities related to the fiscal 2002 total charges will be substantially completed within fiscal 2003, except for certain long-term contractual obligations.

2001 CHARGES AND CREDITS

    The disclosures in the Company's fiscal 2002 Annual Report on Form 10-K discuss net restructuring and other charges of $418.5 million recorded during fiscal 2001 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by

                            TYCO INTERNATIONAL LTD.

4. RESTRUCTURING AND OTHER (CREDITS) CHARGES, NET (CONTINUED) segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the quarter ended March 31, 2003 ($ in millions):

                                                         SEVERANCE          FACILITIES-RELATED
                                                   ---------------------   ---------------------   SUPPLIER
                                                   NUMBER OF               NUMBER OF               CONTRACT    OTHER
FIRE AND SECURITY SERVICES SEGMENT                 EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL      FEES     ACCRUAL     TOTAL
----------------------------------                 ----------   --------   ----------   --------   --------   --------   --------
Remaining balance at September 30, 2002..........       211      $  2.3          23      $ 24.2     $  0.2     $  8.4     $ 35.1
Fiscal 2003 reversals............................        --        (1.3)         --        (0.1)        --         --       (1.4)
Fiscal 2003 utilization..........................      (202)       (0.2)         (4)       (4.0)        --       (0.9)      (5.1)
Foreign currency translation adjustments.........        --         0.1          --         0.1         --       (0.1)       0.1
Balance sheet reclassifications..................        --          --          --          --         --       (7.2)      (7.2)
                                                     ------      ------      ------      ------     ------     ------     ------
Balance at March 31, 2003........................         9      $  0.9          19      $ 20.2     $  0.2     $  0.2     $ 21.5
                                                     ======      ======      ======      ======     ======     ======     ======

                                                                    SEVERANCE          FACILITIES-RELATED
                                                              ---------------------   ---------------------
                                                              NUMBER OF               NUMBER OF                OTHER
ELECTRONICS SEGMENT                                           EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
-------------------                                           ----------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002.....................       258      $  9.6           2      $ 15.5     $  7.1     $ 32.2
Fiscal 2003 reversals.......................................      (153)       (1.3)         (2)       (0.6)      (0.8)      (2.7)
Fiscal 2003 utilization.....................................       (57)       (5.1)         --        (5.7)      (3.2)     (14.0)
Foreign currency translation adjustments....................        --         0.2          --         0.1         --        0.3
Balance sheet reclassifications.............................        --          --          --         0.6         --        0.6
                                                                ------      ------      ------      ------     ------     ------
Balance at March 31, 2003...................................        48      $  3.4          --      $  9.9     $  3.1     $ 16.4
                                                                ======      ======      ======      ======     ======     ======

                                                                    SEVERANCE          FACILITIES-RELATED
                                                              ---------------------   ---------------------
                                                              NUMBER OF               NUMBER OF
HEALTHCARE SEGMENT                                            EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL     TOTAL
------------------                                            ----------   --------   ----------   --------   --------
Remaining balance at September 30, 2002.....................        --      $  0.5          --      $  0.2     $  0.7
Fiscal 2003 reversals.......................................        --          --          --        (0.3)      (0.3)
Fiscal 2003 utilization.....................................        --        (0.4)         --         0.1       (0.3)
                                                                ------      ------      ------      ------     ------
Balance at March 31, 2003...................................        --      $  0.1          --      $   --     $  0.1
                                                                ======      ======      ======      ======     ======

                                                                    SEVERANCE          FACILITIES-RELATED
                                                              ---------------------   ---------------------
                                                              NUMBER OF               NUMBER OF                OTHER
ENGINEERED PRODUCTS AND SERVICES SEGMENT                      EMPLOYEES    ACCRUAL    FACILITIES   ACCRUAL    ACCRUAL     TOTAL
----------------------------------------                      ----------   --------   ----------   --------   --------   --------
Remaining balance at September 30, 2002.....................        13      $  0.4          --      $  0.1     $ 19.1     $ 19.6
Fiscal 2003 reversals.......................................       (11)         --          --          --         --         --
Fiscal 2003 utilization.....................................        (2)         --          --        (0.1)      (3.3)      (3.4)
Balance sheet reclassifications.............................        --          --          --          --      (15.0)     (15.0)
                                                                ------      ------      ------      ------     ------     ------
Balance at March 31, 2003...................................        --      $  0.4          --      $   --     $  0.8     $  1.2
                                                                ======      ======      ======      ======     ======     ======

    At March 31, 2003, there remained a total of $39.2 million in liabilities related to fiscal 2001 restructuring and other charges on the Consolidated Balance Sheet, of which $23.4 million is included in accrued expenses and other current liabilities and $15.8 million is included in other long-term liabilities. These remaining liabilities primarily relate to future payments on certain long-term contractual obligations.

                            TYCO INTERNATIONAL LTD.

4.  RESTRUCTURING AND OTHER (CREDITS) CHARGES, NET (CONTINUED)
2000 AND PRIOR YEARS' CHARGES AND CREDITS

    At March 31, 2003, there remained a total of $6.8 million in liabilities related to fiscal 2000 and prior years' restructuring and other charges on the Consolidated Balance Sheet, of which $4.5 million is included in accrued expenses and other current liabilities and $2.3 million is included in other long-term liabilities. These liabilities primarily relate to certain long-term obligations.

5.  CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews the recoverability of the carrying value of long-lived assets, including property, plant and equipment, intangible assets as well as the TGN, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows is less than book value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

    During the six months ended March 31, 2003, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $23.3 million. Of this charge, $12.7 million was recorded within the Fire and Security Services segment related to the impairment of property, plant and equipment associated with the termination of a software development project. In addition, $10.6 million was recorded as a corporate expenses related to the impairment of property, plant and equipment.

    During the six months ended March 31, 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $2,351.7 million, of this charge, $2,346.0 million was recorded by the Electronic segment related to the impairment of the TGN ($2,181.4 million), as well as the impairment of property, plant and equipment ($164.6 million) associated with restructuring activities and the related closure of facilities. The entire TGN placed in service and a portion of construction in progress of the TGN was written off. The remaining charge of $5.7 million was recorded within the Engineered Products and Services segment related to the write-off of property, plant and equipment associated with acquisitions.

                            TYCO INTERNATIONAL LTD.

6.  OTHER EXPENSE, NET

    Other expense, net is as follows ($ in millions):

                                                                                        FOR THE SIX
                                                               FOR THE QUARTERS           MONTHS
                                                                ENDED MARCH 31,       ENDED MARCH 31,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
Income (loss) from early retirement of debt.................   $ 22.7    $  (2.4)    $ 24.1    $  (6.7)
Loss on investments.........................................    (75.6)    (141.0)     (75.6)    (141.0)
Equity investee guarantee...................................     (8.5)        --       (8.5)        --
Restitution payment.........................................       --         --       20.0         --
                                                               ------    -------     ------    -------
                                                               $(61.4)   $(143.4)    $(40.0)   $(147.7)
                                                               ======    =======     ======    =======

    Tyco has repurchased some debt prior to scheduled maturities. During the quarter and six months ended March 31, 2003, the Company recorded other income from the early retirement of debt totaling $22.7 million and $24.1 million, respectively, as compared to expense of $2.4 million and $6.7 million during the quarter and six months ended March 31, 2002, respectively.

    During the quarter and six months ended March 31, 2003, the Company recognized a $75.6 million loss on various equity investments when it became evident that the declines in the fair value of the investments were other than temporary, primarily due to the continuing depressed economic conditions specifically within the telecommunications industry. During the quarter and six months ended March 31, 2002, the Company recognized a $141.0 million loss on equity investments, primarily related to its investments in FLAG Telecom Holdings when it became evident that the declines in the fair value of FLAG and other investments were other than temporary.

    During the quarter and six months ended March 31, 2003, the Company recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 17).

    During the six months ended March 31, 2003, the Company recorded other income of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of The CIT Group, Inc.

7.  DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. Operating results from the

                            TYCO INTERNATIONAL LTD.

7. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) discontinued operations of Tyco Capital for the quarter and six months ended March 31, 2002 were as follows ($ in millions):

                                                            FOR THE QUARTER       FOR THE SIX MONTHS
                                                         ENDED MARCH 31, 2002    ENDED MARCH 31, 2002
                                                         ---------------------   ---------------------
Finance income.........................................        $ 1,106.7                $ 2,304.7
Interest expense.......................................            352.0                    725.0
                                                               ---------                ---------
Net finance income.....................................            754.7                  1,579.7
Depreciation on operating lease equipment..............            310.2                    648.7
                                                               ---------                ---------
Net finance margin.....................................            444.5                    931.0
Provision for credit losses............................            195.0                    307.9
                                                               ---------                ---------
Net finance margin, after provision for credit
  losses...............................................            249.5                    623.1
Other income...........................................            232.0                    477.1
                                                               ---------                ---------
Operating margin.......................................            481.5                  1,100.2
Selling, general, administrative and other costs and
  expenses.............................................            234.2                    472.8
Goodwill impairment....................................          4,512.7                  4,512.7
                                                               ---------                ---------
Loss before income taxes and minority interest.........         (4,265.4)                (3,885.3)
Income taxes...........................................            (65.8)                  (188.2)
Minority interest......................................             (2.7)                    (5.0)
                                                               ---------                ---------
Loss as previously reported............................         (4,333.9)                (4,078.5)
Corporate overhead costs allocated.....................              7.2                     15.4
Intercompany interest expense..........................              3.7                      4.8
                                                               ---------                ---------
Loss from discontinued operations......................        $(4,323.0)               $(4,058.3)
                                                               =========                =========

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

    Management's objective in performing the SFAS 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. The Company's Consolidated Financial Statements for the quarter ended March 31, 2002 reflect an impairment for the decline in the estimated fair value of CIT at that time, resulting in

                            TYCO INTERNATIONAL LTD.

7. DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.) (CONTINUED) an estimated $4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

8.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT authorized dealer program. Dealers reimburse the Company a non-refundable amount for each of the contracts purchased representing their reimbursement of such costs. The Company recognizes this non-refundable charge at the time the contract is accepted for purchase. Prior to fiscal 2002, the Company recognized in earnings the entire amount of reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight line-basis over ten years. As described in the following paragraph, during the quarter ended
March 31, 2003, the Company has changed its method of accounting for these reimbursements from dealers, retroactive to October 1, 2002.

    The FASB's Emerging Issues Task Force ("EITF") recently issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which is applicable to the arrangement between the Company and its authorized dealers for the electronic security services business. The issues addressed in EITF 02-16 were brought to the EITF for the purpose of addressing the wide diversity found in practice, across a variety of arrangements and industries, in accounting for payments received by purchasers of goods and services from vendors or suppliers. Pursuant to this consensus, the consideration received by ADT relating to the non-refundable charge to each dealer for reimbursement of ADT costs to support the dealer program should be presumed to be a reduction in the cost to ADT of acquiring customer contracts. Based on the transition rules of EITF 02-16, we are required to apply this new consensus to all customer contracts acquired after December 31, 2002. As permitted under EITF 02-16, during the second quarter of fiscal 2003, the Company changed its method of accounting for the consideration received by ADT for the non-refundable charge to dealers for reimbursement of ADT costs to support the dealer program retroactive to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the balance sheet of the cumulative adjustment is a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million.

    In addition to the charge for the cumulative effect of the change in accounting described above, the impact of adopting this accounting change was to decrease the purchase price of customer accounts acquired from the dealers by $32.0 million and $74.0 million for the quarter and six months ended March 31, 2003, respectively. The impact of the change on results of operations for the quarter ended March 31, 2003 was an increase to both loss from continuing operations and net loss of $5.7 million ($7.0 million pre-tax). The change had no effect on loss from continuing operations per common share or net loss per common share for the quarter ended March 31, 2003. The impact of the change for the six months ended March 31, 2003, before the charge for the cumulative effect of the change discussed above, was a decrease to both income from continuing operations and net income of $14.7 million ($18.5 million pre-tax) or $0.01 per common share.

                            TYCO INTERNATIONAL LTD.

8.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE (CONTINUED)
    The following statement of operations for the quarter ended December 31, 2002 reflects the change in accounting retroactive to the beginning of the fiscal year, October 1, 2002 (in millions, except per share data):

                                                                     FOR THE QUARTER ENDED
                                                                       DECEMBER 31, 2002
                                                              -----------------------------------
                                                                              RESTATED TO REFLECT
                                                              AS PREVIOUSLY      THE CHANGE IN
                                                                REPORTED          ACCOUNTING
                                                              -------------   -------------------
NET REVENUES................................................    $8,939.4           $8,939.4
Cost of product sales.......................................     4,791.5            4,791.5
Cost of services............................................       938.7              938.7
Selling, general and administrative expenses................     2,088.6            2,100.1
Restructuring and other credits.............................        (3.5)              (3.5)
                                                                --------           --------
OPERATING INCOME............................................     1,124.1            1,112.6
Interest income.............................................        25.8               25.8
Interest expense............................................      (289.0)            (289.0)
Other income................................................        21.4               21.4
                                                                --------           --------
Income from continuing operations before income taxes and
  minority interest.........................................       882.3              870.8
Income taxes................................................      (247.1)            (244.6)
Minority interest...........................................        (0.7)              (0.7)
                                                                --------           --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........       634.5              625.5
Cumulative effect of accounting change, net of tax of
  $58.8.....................................................          --             (206.7)
                                                                --------           --------
NET INCOME..................................................    $  634.5           $  418.8
                                                                ========           ========
BASIC EARNINGS PER COMMON SHARE:
  Income before cumulative effect of accounting change......    $   0.32           $   0.31
  Cumulative effect of accounting change, net of tax........          --               0.10
  Net income per common share...............................        0.32               0.21
DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effect of accounting change......    $   0.32           $   0.31
  Cumulative effect of accounting change, net of tax........          --               0.10
  Net income per common share...............................        0.32               0.21

                            TYCO INTERNATIONAL LTD.

8.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE (CONTINUED)
    The pro forma amounts shown below give effect to the retroactive application of the change in accounting which would have been made had the new method been in effect for the periods presented ($ in millions, except per share data).

                                             FOR THE QUARTERS ENDED              FOR THE SIX MONTHS ENDED
                                                 MARCH 31, 2002                       MARCH 31, 2002
                                       ----------------------------------   ----------------------------------
                                                          PRO FORMA TO                         PRO FORMA TO
                                                          REFLECT THE                          REFLECT THE
                                                          RETROACTIVE                          RETROACTIVE
                                                       APPLICATION OF THE                   APPLICATION OF THE
                                       AS PREVIOUSLY         CHANGE         AS PREVIOUSLY         CHANGE
                                         REPORTED        IN ACCOUNTING        REPORTED        IN ACCOUNTING
                                       -------------   ------------------   -------------   ------------------
LOSS FROM CONTINUING OPERATIONS......    $(2,055.0)         $(2,073.3)        $(1,120.3)         $(1,157.9)
  Basic loss per common share from
    continuing operations............        (1.03)             (1.04)            (0.56)             (0.58)
  Diluted loss per common share from
    continuing operations............        (1.03)             (1.04)            (0.56)             (0.58)

NET LOSS.............................    $(6,378.0)         $(6,396.3)        $(5,178.6)         $(5,216.2)
  Basic loss per common share........        (3.20)             (3.21)            (2.61)             (2.63)
  Diluted loss per common share......        (3.20)             (3.21)            (2.61)             (2.63)

9.  EARNINGS (LOSS) PER COMMON SHARE

    The reconciliations of basic and diluted earnings (loss) per common share are as follows (in millions, except per share data):

                                                       FOR THE QUARTER                   FOR THE QUARTER
                                                    ENDED MARCH 31, 2003               ENDED MARCH 31, 2002
                                               -------------------------------   --------------------------------
                                                                     PER SHARE                          PER SHARE
                                                 LOSS      SHARES     AMOUNT       LOSS       SHARES     AMOUNT
                                               --------   --------   ---------   ---------   --------   ---------
BASIC LOSS PER COMMON SHARE:
  Loss from continuing operations............  $(467.9)   1,994.5     $(0.23)    $(2,055.0)  1,991.5     $(1.03)
  Stock options, restricted shares and
    deferred stock units.....................       --         --                       --        --
  Exchange of convertible debt due 2010, 2018
    and 2023.................................       --         --                       --        --
                                               -------    -------                ---------   -------
DILUTED LOSS PER COMMON SHARE:
  Loss from continuing operations, giving
    effect to dilutive adjustments...........  $(467.9)   1,994.5     $(0.23)    $(2,055.0)  1,991.5     $(1.03)
                                               =======    =======                =========   =======

                                                     FOR THE SIX MONTHS                 FOR THE SIX MONTHS
                                                    ENDED MARCH 31, 2003               ENDED MARCH 31, 2002
                                               -------------------------------   --------------------------------
                                                                     PER SHARE                          PER SHARE
                                                INCOME     SHARES     AMOUNT       LOSS       SHARES     AMOUNT
                                               --------   --------   ---------   ---------   --------   ---------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations...   $157.6    1,994.6      $0.08     $(1,120.3)  1,983.1     $(0.56)
  Stock options, restricted shares and
    deferred stock units.....................       --        4.3                       --        --
  Exchange of convertible debt due 2010, 2018
    and 2023.................................       --         --                       --        --
                                                ------    -------                ---------   -------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) from continuing operations,
    giving effect to dilutive adjustments....   $157.6    1,998.9      $0.08     $(1,120.3)  1,983.1     $(0.56)
                                                ======    =======                =========   =======

                            TYCO INTERNATIONAL LTD.

9.  EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)
    The computation of diluted earnings per common share in the quarter and six months ended March 31, 2003 excludes the effect of the potential exercise of options to purchase approximately 135.4 million and 131.2 million shares, respectively, because the effect would be anti-dilutive. Diluted earnings per common share for both the quarter and six months ended March 31, 2003 excludes
33.0 million shares related to the Company's zero coupon convertible debentures due 2020 because conversion conditions have not been met. It also excludes
114.1 million and 56.4 million shares for the quarter and six months ended March 31, 2003 related to the Company's convertible senior debentures due 2018, respectively and 59.8 million and 29.6 million shares related to the Company's senior debentures due 2023, respectively, because the effect would be anti-dilutive.

    The computation of diluted earnings per common shares in the quarter and six months ended March 31, 2002 excludes the potential exercise of options to purchase approximately 108.2 million and 112.5 million shares, respectively, because the effect would be anti-dilutive. Dilutive earnings per common share for both the quarter and six months ended March 31, 2002 excludes 48.0 million and 26.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions had not been met.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

    The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows ($ in millions):

                                                  FIRE AND                               ENGINEERED
                                                  SECURITY                              PRODUCTS AND   PLASTICS AND
                                                  SERVICES   ELECTRONICS   HEALTHCARE     SERVICES      ADHESIVES     TOTAL TYCO
                                                  --------   -----------   ----------   ------------   ------------   ----------
Balance at September 30, 2002...................  $8,044.2    $7,848.5      $6,549.1      $2,914.2        $737.2      $26,093.2
Reversals of purchase accounting liabilities and
  fair value adjustments related to prior year
  acquisitions..................................   (152.0)       (42.4)       (134.7)        (28.8)        (25.7)        (383.6)
Goodwill related to fiscal 2003 acquisitions....       --          0.2           0.8           9.3            --           10.3
Divestitures....................................       --           --          (3.6)           --            --           (3.6)
Adjustments related to prior periods'
  errors(1).....................................       --          2.5            --           1.8            --            4.3
Currency translation adjustments................    165.9         48.0           8.4          86.2           2.1          310.6
                                                  --------    --------      --------      --------        ------      ---------
Balance at March 31, 2003.......................  $8,058.1    $7,856.8      $6,420.0      $2,982.7        $713.6      $26,031.2
                                                  ========    ========      ========      ========        ======      =========

------------------------------

(1) These adjustments to goodwill arose from the Company's ongoing program of intensified internal audits and detailed controls and operating reviews and impact the Statement of Operations.

    The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

                                                         AT MARCH 31, 2003                      AT SEPTEMBER, 30, 2002
                                               --------------------------------------   --------------------------------------
                                                                           WEIGHTED                                 WEIGHTED
                                                GROSS                      AVERAGE       GROSS                      AVERAGE
                                               CARRYING   ACCUMULATED    AMORTIZATION   CARRYING   ACCUMULATED    AMORTIZATION
                                                AMOUNT    AMORTIZATION    PERIOD(1)      AMOUNT    AMORTIZATION    PERIOD(1)
                                               --------   ------------   ------------   --------   ------------   ------------
Contracts and related customer
  relationships..............................  $4,110.1     $1,441.5     10 years       $4,354.0     $  994.6     10 years
Intellectual property........................  3,532.2         544.4     22 years       3,446.3         433.4     22 years
Other........................................    241.2          53.1     28 years         235.2          44.9     28 years
                                               --------     --------                    --------     --------
  Total......................................  $7,883.5     $2,039.0     17 years       $8,035.5     $1,472.9     16 years
                                               ========     ========                    ========     ========

------------------------------

(1) Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

                            TYCO INTERNATIONAL LTD.

    As of March 31, 2003 and September 30, 2002 the Company had $140.2 million and $140.1 million, respectively, of intellectual property, consisting primarily of trademarks acquired from Sensormatic, that are not subject to amortization. As of March 31, 2003 and September 30, 2002, the Company had $25.8 million and $26.2 million, respectively, of other intangible assets that are not subject to amortization but will be tested at least annually for impairment.

    Intangible asset amortization expense for the quarters ended March 31, 2003 and 2002 was $520.3 million and $134.8 million, respectively. Intangible asset amortization expense for the six months ended March 31, 2003 and 2002 was $659.1 million and $255.9 million, respectively. Included within amortization expense for the quarter and six months ended March 31, 2003, is $364.5 million recorded as a result of a change in accounting method (see Note 1). The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for fiscal 2004, $600 million for fiscal 2005, $500 million for fiscal 2006, $450 million for fiscal 2007, and $400 million for fiscal 2008.

11.  DEBT

    Debt is as follows(1) ($ in millions):

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2003          2002
                                                              ---------   -------------
Bank credit agreement(2)....................................  $      --     $      --
Variable-rate unsecured term loan from banks due 2003(3)....         --       3,855.0
6.25% public Dealer Remarketable Securities with a 2003 put
  option(4)(8)..............................................      750.6         751.9
Floating rate private placement notes due 2003(8)...........      487.7         493.8
4.95% notes due 2003(8).....................................      534.1         565.1
6.0% notes due 2003(8)......................................       72.8          72.7
Zero coupon convertible senior debentures with a November
  2003 put option(5)(8).....................................    2,457.9       3,519.1
5.875% public notes due 2004................................      399.3         399.1
4.375% Euro denominated notes due 2004......................      533.3         486.5
6.375% public notes due 2005................................      747.5         747.0
6.75% notes due 2005........................................       76.7          76.7
6.375% public notes due 2006................................      994.7         993.7
Variable rate unsecured revolving credit facility due
  2006......................................................    2,000.0       2,000.0
5.8% public notes due 2006..................................      696.2         695.7
6.125% Euro denominated public notes due 2007...............      638.1         582.4
6.5% notes due 2007.........................................       99.4          99.3
6.125% public notes due 2008................................      396.9         396.6
8.2% notes due 2008.........................................      388.4         388.4
5.50% Euro denominated notes due 2008.......................      728.3         664.4
6.125% public notes due 2009................................      396.3         393.1
Zero coupon convertible subordinated debentures due 2010....       26.6          26.3
6.75% public notes due 2011.................................      993.2         992.8
6.375% public notes due 2011................................    1,491.2       1,490.7
6.50% British pound denominated public notes due 2011.......      285.4         285.3
7.0% debentures due 2013....................................       86.3          86.2
2.75% convertible senior debentures due 2018(6).............    2,928.2            --
Zero coupon convertible senior debentures due 2021(7).......        0.7       1,944.6
3.125% convertible senior debentures due 2023(6)............    1,463.2            --
7.0% public notes due 2028..................................      493.3         493.2
6.875% public notes due 2029................................      782.8         782.5
6.50% British pound denominated public notes due 2031.......      441.3         438.9
Other(8)....................................................      439.1         484.8
                                                              ---------     ---------
Total debt..................................................   21,829.5      24,205.8
Less current portion........................................    4,386.8       7,719.0
                                                              ---------     ---------
Long-term debt..............................................  $17,442.7     $16,486.8
                                                              =========     =========

                            TYCO INTERNATIONAL LTD.

11.  DEBT (CONTINUED)
------------------------------
(1) Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2) In January 2003, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility, which is fully and unconditionally guaranteed by Tyco and certain of its subsidiaries and is guaranteed in part by various subsidiaries of TIG, has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating and in the market price of one of its outstanding debt securities. TIG also pays a commitment fee of 0.50% annually on any unused portion of the line of credit.

(3) In January 2003, TIG repaid its $3.855 billion unsecured term loan from banks scheduled to expire on February 6, 2003.

(4) In June 1998, TIG issued $750,000,000 of 6.25% Dealer Remarketable Securities ("Drs.") due 2013. Under the terms of the Drs., the Remarketing
    Dealer has an option to remarket the Drs. in June 2003. If this option is exercised it would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. However, TIG may elect to repurchase the securities for a Dollar Price based upon the $750,000,000 par value of the Drs. plus the difference between the Base Rate of 5.55% and the ten-year United States Treasury yield-to-maturity as of June 2003, estimated to be approximately
    $110 million based upon the March 31, 2003 ten-year treasury yield-to-maturity (approximately $120 million as of May 13, 2003). If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Company in June 2003 and TIG would be required to repurchase the Drs. from the holders for cash at par value of $750,000,000 and pay the Remarketing Dealer the difference between the Dollar Price and the par value of the Drs. In either case, the payment above the par value would be recorded as a loss to income.

    TIG has been contemplating an exchange of a new debt security for the Drs. The exchange would be for the par value of the Drs. and the excess of the Dollar Price over par value with the latter being amortized over the life of the new bonds under exchange accounting. The final decision will depend on the prevailing interest rate environment, the Company's overall liquidity and its future maturity profile.

(5) In November 2000, Tyco issued $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. The debentures accrete interest at a rate of 1.5% per annum. During the six months ended March 31, 2003, Tyco purchased $1,085.7 million (par value $1,415.2 million) of its outstanding zero coupon convertible debentures with a November 2003 put option for cash of approximately $1,062.8 million. Tyco may be required to repurchase these securities for cash at the option of the holder at the accreted value of approximately $2.5 billion in November 2003.

(6) In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time, holders may convert each of their debentures into Tyco common shares prior to the stated maturity at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of approximately
    $4,387.5 million, before out of pocket expenses, from these debentures were used primarily to repay debt.

(7) At February 12, 2003, the accreted value of TIG's zero coupon convertible debentures with a February 2003 put option was $1,850.8 million. On
    February 13, 2003, TIG purchased $1,850.1 million of these debentures for cash at the accreted value. This purchase resulted from the exercise of investors' option under the indenture to require TIG to purchase debentures validly surrendered by February 12, 2003.

(8) These instruments, plus $83.7 million of the amount shown as other, comprise the current portion of long-term debt as of March 31, 2003.

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

12.  COMMITMENTS AND CONTINGENCIES

    As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. Tyco, certain of our current and

                            TYCO INTERNATIONAL LTD.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several ERISA actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry; some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of our former senior corporate management are subject to an investigation by, or are named as a defendant in a criminal case being prosecuted by, the U.S. Attorney for the District of New Hampshire. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. On February 13, 2003, one of Tyco's insurance carriers filed an action in the Supreme Court of the State of New York seeking to rescind certain directors and officers liability and fiduciary liability insurance policies issued to Tyco and its directors, officers and fiduciaries on the basis of alleged misrepresentations made by our former senior corporate management. On May 8, 2003 Tyco's negotiations with the Company's directors and officers liability insurance carriers and fiduciary carriers concluded with the filing of a notice of dismissal of this action. In exchange for a payment of additional policy premiums, Tyco maintained, in part, its available directors and officers liability insurance coverage and fiduciary insurance coverage for claims made during the 2001-2003 policy period. We are unable at this time to estimate what our ultimate liability in these matters may be, and since Tyco's agreement with its carriers reduced the overall limits of coverage available to Tyco and other insureds, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial position, results of operations and liquidity.

    We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial position, results of operations and liquidity.

    Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. See "Risk Factors" and
Part II, Item 1. "Legal Proceedings." The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of March 31, 2003, we concluded that the best estimate within this range is approximately $269 million, of which $32 million is included in accrued expenses and other current liabilities and $237 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and

                            TYCO INTERNATIONAL LTD.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

    The Company and its subsidiaries' income tax returns are routinely examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We believe but we cannot assure you that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our results of operations, financial position or cash flows.

    Like many other companies, Tyco and some of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, we have observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in our Healthcare segment and our Engineered Products and Services segment. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. Some of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

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

    When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. Currently, there are approximately 12,000 asbestos liability cases pending against us and our subsidiaries.

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

                            TYCO INTERNATIONAL LTD.

13.  SHAREHOLDERS' EQUITY

    DIVIDENDS--Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first two quarters of fiscal 2003 and fiscal 2002.

14.  COMPREHENSIVE (LOSS) INCOME

    Total comprehensive (loss) income and its components are as follows ($ in millions):

                                                           FOR THE QUARTERS      FOR THE SIX MONTHS
                                                           ENDED MARCH 31,        ENDED MARCH 31,
                                                         --------------------   --------------------
                                                           2003       2002        2003       2002
                                                         --------   ---------   --------   ---------
Net loss...............................................  $(467.9)   $(6,378.0)   $(49.1)   $(5,178.6)
  Unrealized (loss) gain on securities, net of tax.....     (1.4)        80.7      (2.8)       121.2
  Changes in fair values of derivatives qualifying as
    cash flow hedges...................................     (0.3)         1.1      (2.1)         1.9
  Foreign currency translation adjustment..............    191.6       (171.9)    655.9       (428.2)
  Activity of discontinued operations..................       --          3.2        --         18.4
                                                         -------    ---------    ------    ---------
Total comprehensive (loss) income......................  $(278.0)   $(6,464.9)   $601.9    $(5,465.3)
                                                         =======    =========    ======    =========

15.  SUPPLEMENTARY BALANCE SHEET INFORMATION

    Selected supplementary balance sheet information is presented below ($ in millions):

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2003          2002
                                                              ---------   -------------
Purchased materials and manufactured parts..................  $ 1,269.5     $ 1,235.0
Work in process.............................................      975.4         976.0
Finished goods..............................................    2,415.8       2,505.0
                                                              ---------     ---------
  Inventories...............................................  $ 4,660.7     $ 4,716.0
                                                              =========     =========

Short-term investments (restricted).........................  $   371.6     $    93.5
Contracts in process........................................      453.3         409.6
Prepaid expenses and other..................................      972.9         961.0
                                                              ---------     ---------
  Other current assets......................................  $ 1,797.8     $ 1,464.1
                                                              =========     =========

Construction in progress--TGN...............................  $      --     $   372.9
TGN--placed in service......................................      662.7         214.3
Accumulated depreciation TGN--placed in service.............      (18.2)         (5.6)
                                                              ---------     ---------
  Tyco Global Network, net..................................  $   644.5     $   581.6
                                                              =========     =========

Land........................................................  $   548.7     $   548.0
Buildings...................................................    2,732.1       2,708.8
Subscriber systems..........................................    4,851.1       4,711.6
Machinery and equipment.....................................    8,690.3       8,479.5
Leasehold improvements......................................      364.8         363.9
Construction in progress....................................      727.9         775.2
Accumulated depreciation....................................   (8,079.2)     (7,617.5)
                                                              ---------     ---------
  Property, plant and equipment, net........................  $ 9,835.7     $ 9,969.5
                                                              =========     =========

                            TYCO INTERNATIONAL LTD.

15.  SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)

                                                              MARCH 31,   SEPTEMBER 30,
                                                                2003          2002
                                                              ---------   -------------
Long-term investments.......................................  $   173.3     $   297.8
Non-current portion of deferred income taxes................    1,788.0       1,611.3
Non-current restricted cash.................................       46.6            --
Other.......................................................    1,417.3       1,548.6
                                                              ---------     ---------
  Other assets..............................................  $ 3,425.2     $ 3,457.7
                                                              =========     =========

Deferred revenue--non-current portion.......................  $ 1,197.6     $ 1,195.8
Deferred income taxes.......................................    1,060.7       1,078.7
Other.......................................................    2,986.0       3,187.6
                                                              ---------     ---------
  Other long-term liabilities...............................  $ 5,244.3     $ 5,462.1
                                                              =========     =========

16.  NON-CONTROLLED ENTITIES

    The Company has programs under which it sells machinery and equipment and/or accounts receivable to investors (or affiliated companies) who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they are being evaluated for potential consolidation under FIN 46.

    Synthetic lease programs are utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Telecommunications. The Company is currently in discussions with financial institutions to restructure the synthetic lease arrangements in order to have a third party be the majority equity owner. If the Company is unable to restructure these arrangements, the resulting accounting would be an increase to net property, plant and equipment and total debt of approximately $840 million and a decrease to pre-tax income of approximately $60 million annually resulting from the difference between lease expense and estimated depreciation and interest expense.

    The Company's accounts receivable securitization programs do not meet the consolidation requirements of FIN 46. Potential exposure to the Company is an increase in the discount rate/fee charged to Tyco. The incremental increase to general and administrative expense would be approximately $5.0 million annually, based on our current utilization.

17.  GUARANTEES

    TIG has issued a guarantee to a bank on behalf of an equity investee for a reducing revolving line of credit, due November 30, 2005. The maximum borrowing permitted under the facility is $8.5 million, all of which is outstanding. The maximum borrowing permitted under the facility will be further reduced by $0.75 million on both December 20, 2003 and 2004. In the event that the equity investee defaults on its payment obligations, the bank may demand that the Company pay the outstanding principal on the loan. During the quarter ended March 31, 2003, the Company recorded a liability for the guarantee of $8.5 million as a result of the equity investee experiencing financial constraints. This amount has been included in other expense, net, in the Consolidated Statements of Operations (see Note 6). In the instance that the Company would be required to pay the bank, the Company has no

                            TYCO INTERNATIONAL LTD.

17.  GUARANTEES (CONTINUED)
recourse from a third-party other than ultimate reimbursement from the equity investee in cash or common shares.

    The Company's Healthcare business may, from time to time, enter into sales contracts whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk," the Company accrues a liability based on historical loss data. As of March 31, 2003, $3.2 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with a financially viable third-party financier; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

    The Company's Fire and Security Services business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the service itself. Therefore, the Company's exposure would be the cost on any services performed, which would not have a material effect to the Company's financial position or results of operations. However, because it is not probable that the Company will have to make any payments or perform any services pursuant to the guarantee, it is not accrued. The contract was entered into in July 2002 and the performance guarantee expires in August 2003. If the third-party sub-contractor does not perform its obligations, Tyco may consider withholding any future payment for work performed by the contractor.

    The Company, in disposing of assets or businesses, often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations or liquidity.

    The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. The range of probability and the amount accrued for known liabilities has not changed significantly since September 30, 2002. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts or additional monetary sanctions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    Due to the Company's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position, results of operations or liquidity.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or liquidity.

    The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when

                            TYCO INTERNATIONAL LTD.

17.  GUARANTEES (CONTINUED)
properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries.) The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, shown in the following table, is reviewed for reasonableness at least as often as quarterly.

    Following is a roll forward of the Company's warranty accrual for the quarter and six months ended March 31, 2003 ($ in millions).

                                           FOR THE QUARTER       FOR THE SIX MONTHS
                                         ENDED MARCH 31, 2003   ENDED MARCH 31, 2003
                                         --------------------   --------------------
Balance at beginning of period.........         $477.3                 $493.6
Accruals for warranties issued during
  the period...........................           10.0                   17.0
Changes in estimates related to
  pre-existing warranties..............           (3.8)                  10.2
Settlements made.......................          (45.0)                 (82.5)
Additions due to acquisitions..........             --                    0.2
                                                ------                 ------
Balance at end of period...............         $438.5                 $438.5
                                                ======                 ======

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A.

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

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2003
                                ($ IN MILLIONS)

                                          TYCO            TYCO
                                      INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                          LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS     TOTAL
                                      -------------   -------------   ------------   -------------   --------
NET REVENUES........................    $     --        $     --        $8,980.3       $     --      $8,980.3
Cost of product sales...............          --              --         4,922.4             --       4,922.4
Cost of services....................          --              --           964.8             --         964.8
Selling, general and administrative
  expenses..........................       101.4             0.3         3,132.4             --       3,234.1
Restructuring and other credits,
  net...............................          --            (0.1)          (59.5)            --         (59.6)
Charges for the impairment of long-
  lived assets......................          --              --            23.3             --          23.3
                                        --------        --------        --------       --------      --------
OPERATING LOSS......................      (101.4)           (0.2)           (3.1)            --        (104.7)
Interest income.....................         0.4             8.6            12.8             --          21.8
Interest expense....................       (11.2)         (255.9)          (32.7)            --        (299.8)
Other income (expense), net.........        22.9            (8.7)          (75.6)            --         (61.4)
Equity in net loss of
  subsidiaries......................      (242.7)         (514.0)             --          756.7            --
Intercompany interest and fees......      (135.9)          256.4          (120.5)            --            --
                                        --------        --------        --------       --------      --------
Loss before income taxes and
  minority interest.................      (467.9)         (513.8)         (219.1)         756.7        (444.1)
Income taxes........................          --            (0.1)          (22.7)            --         (22.8)
Minority interest...................          --              --            (1.0)            --          (1.0)
                                        --------        --------        --------       --------      --------
NET LOSS............................    $ (467.9)       $ (513.9)       $ (242.8)      $  756.7      $ (467.9)
                                        ========        ========        ========       ========      ========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
NET REVENUES.......................    $      --        $    --       $ 8,611.4       $     --      $ 8,611.4
Cost of product sales..............           --             --         4,838.1             --        4,838.1
Cost of services...................           --             --           791.9             --          791.9
Selling, general and administrative
  expenses.........................          7.3           (1.7)        1,881.5             --        1,887.1
Restructuring and other charges,
  net..............................           --             --           403.8             --          403.8
Charges for the impairment of long-
  lived assets.....................           --             --         2,351.7             --        2,351.7
                                       ---------        -------       ---------       --------      ---------
OPERATING (LOSS) INCOME............         (7.3)           1.7        (1,655.6)            --       (1,661.2)
Interest income....................           --           10.5            19.0             --           29.5
Interest expense...................        (19.7)        (223.8)          (11.6)            --         (255.1)
Other expense......................         (1.2)            --          (142.2)            --         (143.4)
Equity in net (loss) income of
  subsidiaries.....................     (6,234.4)         548.3              --        5,686.1             --
Intercompany interest and fees.....       (115.4)         211.7           (96.3)            --             --
                                       ---------        -------       ---------       --------      ---------
(Loss) income from continuing
  operations before income taxes
  and minority interest............     (6,378.0)         548.4        (1,886.7)       5,686.1       (2,030.2)
Income taxes.......................           --             --           (23.2)            --          (23.2)
Minority interest..................           --             --            (1.6)            --           (1.6)
                                       ---------        -------       ---------       --------      ---------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS.......................     (6,378.0)         548.4        (1,911.5)       5,686.1       (2,055.0)
Loss from discontinued operations
  of Tyco Capital, net of tax......           --             --        (4,323.0)            --       (4,323.0)
                                       ---------        -------       ---------       --------      ---------
NET (LOSS) INCOME..................    $(6,378.0)       $ 548.4       $(6,234.5)      $5,686.1      $(6,378.0)
                                       =========        =======       =========       ========      =========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 2003
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
NET REVENUES.......................    $     --        $     --       $17,919.7       $     --      $17,919.7
Cost of product sales..............          --              --         9,713.9             --        9,713.9
Cost of services...................          --              --         1,903.5             --        1,903.5
Selling, general and administrative
  expenses.........................       124.8             1.0         5,208.4             --        5,334.2
Restructuring and other credits,
  net..............................          --            (0.1)          (63.0)            --          (63.1)
Charges for the impairment of long-
  lived assets.....................          --              --            23.3             --           23.3
                                       --------        --------       ---------       --------      ---------
OPERATING (LOSS) INCOME............      (124.8)           (0.9)        1,133.6             --        1,007.9
Interest income....................         0.5            20.4            26.7             --           47.6
Interest expense...................       (24.4)         (521.3)          (43.1)            --         (588.8)
Other income (expense), net........        42.9            (7.3)          (75.6)            --          (40.0)
Equity in net income (loss) of
  subsidiaries.....................       327.8          (375.2)             --           47.4             --
Intercompany interest and fees.....      (271.1)          509.3          (238.2)            --             --
                                       --------        --------       ---------       --------      ---------
(Loss) income before income taxes
  and minority interest............       (49.1)         (375.0)          803.4           47.4          426.7
Income taxes.......................          --            (0.1)         (267.3)            --         (267.4)
Minority interest..................          --              --            (1.7)            --           (1.7)
                                       --------        --------       ---------       --------      ---------
(LOSS) INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE......       (49.1)         (375.1)          534.4           47.4          157.6
Cumulative effect of accounting
  change, net of tax...............          --              --          (206.7)            --         (206.7)
                                       --------        --------       ---------       --------      ---------
NET (LOSS) INCOME..................    $  (49.1)       $ (375.1)      $   327.7       $   47.4      $   (49.1)
                                       ========        ========       =========       ========      =========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 2002
                                ($ IN MILLIONS)

                                         TYCO            TYCO
                                     INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                         LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                     -------------   -------------   ------------   -------------   ---------
NET REVENUES.......................    $      --       $     --       $17,190.1       $     --      $17,190.1
Cost of product sales..............           --             --         9,266.9             --        9,266.9
Cost of services...................           --             --         1,597.5             --        1,597.5
Selling, general and administrative
  expenses.........................         13.3           (1.5)        3,840.6             --        3,852.4
Restructuring and other charges,
  net..............................           --             --           423.7             --          423.7
Charges for the impairment of long-
  lived assets.....................           --             --         2,351.7             --        2,351.7
                                       ---------       --------       ---------       --------      ---------
OPERATING (LOSS) INCOME............        (13.3)           1.5          (290.3)            --         (302.1)
Interest income....................          0.2           15.2            33.7             --           49.1
Interest expense...................        (39.5)        (415.0)           (9.4)            --         (463.9)
Other expense......................         (1.2)            --          (146.5)            --         (147.7)
Adjustment to net gain on sale of
  common shares of a subsidiary....           --             --           (39.6)            --          (39.6)
Equity in net (loss) income of
  subsidiaries.....................     (4,865.1)       1,282.8              --        3,582.3             --
Intercompany interest and fees.....       (259.7)         398.5          (138.8)            --             --
                                       ---------       --------       ---------       --------      ---------
(Loss) income from continuing
  operations before income taxes
  and minority interest............     (5,178.6)       1,283.0          (590.9)       3,582.3         (904.2)
Income taxes.......................           --           (0.2)         (215.8)            --         (216.0)
Minority interest..................           --             --            (0.1)            --           (0.1)
                                       ---------       --------       ---------       --------      ---------
(LOSS) INCOME FROM CONTINUING
  OPERATIONS.......................     (5,178.6)       1,282.8          (806.8)       3,582.3       (1,120.3)
Loss from discontinued operations
  of Tyco Capital, net of tax......           --             --        (4,058.3)            --       (4,058.3)
                                       ---------       --------       ---------       --------      ---------
NET (LOSS) INCOME..................    $(5,178.6)      $1,282.8       $(4,865.1)      $3,582.3      $(5,178.6)
                                       =========       ========       =========       ========      =========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003
                                ($ IN MILLIONS)

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -------------   -------------   ------------   -------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents...................    $   225.6       $   967.8      $ 2,771.8      $        --    $ 3,965.2
  Restricted cash.............................           --           445.5           14.8               --        460.3
  Accounts receivable, net....................          0.1             0.1        5,828.0               --      5,828.2
  Inventories.................................           --              --        4,660.7               --      4,660.7
  Intercompany receivables....................        177.3           214.5        5,404.5         (5,796.3)          --
  Other current assets........................           --           372.1        2,430.8               --      2,802.9
                                                  ---------       ---------      ---------      -----------    ---------
    Total current assets......................        403.0         2,000.0       21,110.6         (5,796.3)    17,717.3
Tyco Global Network, Net......................           --              --          644.5               --        644.5
Property, Plant and Equipment, Net............          4.3             0.2        9,831.2               --      9,835.7
Goodwill......................................           --             0.7       26,030.5               --     26,031.2
Intangible Assets, Net........................           --              --        5,844.5               --      5,844.5
Investment In Subsidiaries....................     41,542.9        32,173.5             --        (73,716.4)          --
Intercompany Loans Receivable.................        218.3        20,745.2       13,065.5        (34,029.0)          --
Other Assets..................................         23.1            34.7        3,367.4               --      3,425.2
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL ASSETS............................    $42,191.6       $54,954.3      $79,894.2      $(113,541.7)   $63,498.4
                                                  =========       =========      =========      ===========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Loans payable and current maturities of
    long-term debt............................    $ 2,457.9       $ 1,772.4      $   156.5      $        --    $ 4,386.8
  Accounts payable............................          3.5              --        2,820.7               --      2,824.2
  Accrued expenses and other current
    liabilities...............................         93.2           273.4        4,289.2               --      4,655.8
  Intercompany payables.......................      4,936.1           468.4          391.8         (5,796.3)          --
  Other.......................................           --             0.6        3,528.0               --      3,528.6
                                                  ---------       ---------      ---------      -----------    ---------
    Total current liabilities.................      7,490.7         2,514.8       11,186.2         (5,796.3)    15,395.4
Long-Term Debt................................           --        16,487.0          955.7               --     17,442.7
Intercompany Loans Payable....................      9,315.0         3,750.5       20,963.5        (34,029.0)          --
Other Long-Term Liabilities...................           --              --        5,244.3               --      5,244.3
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL LIABILITIES.......................     16,805.7        22,752.3       38,349.7        (39,825.3)    38,082.4
Minority Interest.............................           --              --           30.1               --         30.1
Shareholders' Equity:
  Preference shares...........................           --              --        4,680.0         (4,680.0)          --
  Common shares...............................        403.8              --           (4.4)              --        399.4
  Other shareholders' equity..................     24,982.1        32,202.0       36,838.8        (69,036.4)    24,986.5
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY..............     25,385.9        32,202.0       41,514.4        (73,716.4)    25,385.9
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY................................    $42,191.6       $54,954.3      $79,894.2      $(113,541.7)   $63,498.4
                                                  =========       =========      =========      ===========    =========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                ($ IN MILLIONS)

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -------------   -------------   ------------   -------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents...................    $    37.6       $ 2,970.7      $ 3,178.5      $        --    $ 6,186.8
  Restricted cash.............................           --           181.4           14.8               --        196.2
  Accounts receivable, net....................           --             0.1        5,848.5               --      5,848.6
  Inventories.................................           --              --        4,716.0               --      4,716.0
  Intercompany receivables....................        277.3           101.2        3,949.5         (4,328.0)          --
  Other current assets........................           --            93.9        2,708.3               --      2,802.2
                                                  ---------       ---------      ---------      -----------    ---------
    Total current assets......................        314.9         3,347.3       20,415.6         (4,328.0)    19,749.8
Tyco Global Network, Net......................           --              --          581.6               --        581.6
Property, Plant and Equipment, Net............          5.2             0.2        9,964.1               --      9,969.5
Goodwill......................................           --             0.7       26,092.5               --     26,093.2
Intangible Assets, Net........................           --              --        6,562.6               --      6,562.6
Investment In Subsidiaries....................     40,534.1        32,220.0             --        (72,754.1)          --
Intercompany Loans Receivable.................        218.3        21,000.6       13,334.8        (34,553.7)          --
Other Assets..................................         23.1            21.4        3,413.2               --      3,457.7
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL ASSETS............................    $41,095.6       $56,590.2      $80,364.4      $(111,635.8)   $66,414.4
                                                  =========       =========      =========      ===========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Loans payable and current maturities of
    long-term debt............................    $      --       $ 7,610.4      $   108.6      $        --    $ 7,719.0
  Accounts payable............................          0.2             0.2        3,169.6               --      3,170.0
  Accrued expenses and other current
    liabilities...............................         35.8           267.2        4,967.8               --      5,270.8
  Intercompany payables.......................      3,434.9           514.6          378.5         (4,328.0)          --
  Other.......................................           --             0.7        3,471.6               --      3,472.3
                                                  ---------       ---------      ---------      -----------    ---------
    Total current liabilities.................      3,470.9         8,393.1       12,096.1         (4,328.0)    19,632.1
Long-Term Debt................................      3,519.1        11,876.5        1,091.2               --     16,486.8
Intercompany Loans Payable....................      9,315.0         4,019.8       21,218.9        (34,553.7)          --
Other Long-Term Liabilities...................           --            52.4        5,409.7               --      5,462.1
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL LIABILITIES.......................     16,305.0        24,341.8       39,815.9        (38,881.7)    41,581.0
Minority Interest.............................           --              --           42.8               --         42.8
Shareholders' Equity:
  Preference shares...........................           --              --        4,680.0         (4,680.0)          --
  Common shares...............................        403.6              --           (4.5)              --        399.1
  Other shareholders' equity..................     24,387.0        32,248.4       35,830.2        (68,074.1)    24,391.5
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL SHAREHOLDERS' EQUITY..............     24,790.6        32,248.4       40,505.7        (72,754.1)    24,790.6
                                                  ---------       ---------      ---------      -----------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY................................    $41,095.6       $56,590.2      $80,364.4      $(111,635.8)   $66,414.4
                                                  =========       =========      =========      ===========    =========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2003
                                ($ IN MILLIONS)

                                              TYCO            TYCO
                                          INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                              LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                          -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating
    activities..........................    $ 1,303.5        $   41.6       $  809.3        $     --     $ 2,154.4
                                            ---------        --------       --------        --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and
  equipment, net........................           --              --         (595.0)             --        (595.0)
Construction in progress--Tyco Global
  Network...............................           --              --          (89.0)             --         (89.0)
Acquisition of businesses...............           --              --          (34.6)             --         (34.6)
Acquisition of customer accounts........           --              --         (358.3)             --        (358.3)
Cash paid for purchase accounting and
  holdback/earn-out liabilities.........           --              --         (189.5)             --        (189.5)
Disposal of businesses..................           --              --            5.4              --           5.4
Cash invested in short-term
  investments...........................           --          (278.1)            --              --        (278.1)
Net sale of long-term investments.......          0.1              --           54.4              --          54.5
Net increase in intercompany loans......           --           (13.9)            --            13.9            --
Net increase in investment in
  subsidiaries..........................         (2.4)             --             --             2.4            --
Increase in restricted cash.............           --          (264.1)         (46.6)             --        (310.7)
Other...................................           --              --           81.4              --          81.4
                                            ---------        --------       --------        --------     ---------
  Net cash used in investing
    activities..........................         (2.3)         (556.1)      (1,171.8)           16.3      (1,713.9)
                                            ---------        --------       --------        --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of debt..................     (1,062.8)       (1,488.4)        (109.3)                     (2,660.5)
Proceeds from exercise of options.......           --              --            2.6              --           2.6
Dividends paid..........................        (50.4)             --             --              --         (50.4)
Repurchase of Tyco common shares........           --              --           (0.4)             --          (0.4)
Net financing from parent...............           --              --           13.9           (13.9)           --
Net capital contributions from parent...           --              --            2.4            (2.4)           --
Other...................................           --              --           (5.0)             --          (5.0)
                                            ---------        --------       --------        --------     ---------
  Net cash used in financing
    activities..........................     (1,113.2)       (1,488.4)         (95.8)          (16.3)     (2,713.7)
                                            ---------        --------       --------        --------     ---------

Effect of currency translation on
  cash..................................           --              --           51.6              --          51.6
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................        188.0        (2,002.9)        (406.7)             --      (2,221.6)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................         37.6         2,970.7        3,178.5              --       6,186.8
                                            ---------        --------       --------        --------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................    $   225.6        $  967.8       $2,771.8        $     --     $ 3,965.2
                                            =========        ========       ========        ========     =========

                            TYCO INTERNATIONAL LTD.

18.  TYCO INTERNATIONAL GROUP S.A. (CONTINUED)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2002
                                ($ IN MILLIONS)

                                                    TYCO            TYCO
                                                INTERNATIONAL   INTERNATIONAL      OTHER       CONSOLIDATING
                                                    LTD.         GROUP S.A.     SUBSIDIARIES    ADJUSTMENTS      TOTAL
                                                -------------   -------------   ------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash (used in) provided by operating
    activities from continuing operations.....     $(161.8)       $   414.4      $ 2,424.8       $      --     $ 2,677.4
  Net cash provided by operating activities
    from discontinued operations..............          --               --          924.6              --         924.6
                                                   -------        ---------      ---------       ---------     ---------
  Net cash (used in) provided by operating
    activities................................      (161.8)           414.4        3,349.4              --       3,602.0
                                                   -------        ---------      ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,
  net.........................................          --               --         (988.3)             --        (988.3)
Construction in progress--Tyco Global
  Network.....................................          --               --         (817.4)             --        (817.4)
Acquisition of businesses, net of cash
  acquired....................................          --               --       (1,664.5)             --      (1,664.5)
Acquisition of customer accounts..............          --               --         (678.2)             --        (678.2)
Cash paid for purchase accounting and
  holdback/ earn-out liabilities..............          --               --         (376.4)             --        (376.4)
Net sale (purchase) of long-term
  investments.................................         1.8               --          (13.7)             --         (11.9)
Net increase in intercompany loans............          --         (5,496.7)            --         5,496.7            --
Net increase in investment in subsidiaries....       (10.0)              --             --            10.0            --
Other.........................................          --               --         (178.7)             --        (178.7)
                                                   -------        ---------      ---------       ---------     ---------
  Net cash used in investing activities from
    continued operations......................        (8.2)        (5,496.7)      (4,717.2)        5,506.7      (4,715.4)
  Net cash provided by investing activities
    from discontinued operations..............          --               --        2,251.2              --       2,251.2
                                                   -------        ---------      ---------       ---------     ---------
  Net cash used in investing activities.......        (8.2)        (5,496.7)      (2,466.0)        5,506.7      (2,464.2)
                                                   -------        ---------      ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from debt........       (10.1)         6,457.2       (1,265.4)             --       5,181.7
Proceeds from sale of common shares for
  acquisitions................................       501.6               --         (501.6)             --            --
Proceeds from exercise of options.............        58.2               --          123.1              --         181.3
Dividends paid................................       (49.7)              --             --              --         (49.7)
Repurchase of Tyco common shares..............          --               --         (765.8)             --        (765.8)
Net financing from parent.....................          --               --        5,496.7        (5,496.7)           --
Repayment of intercompany note payable........      (295.1)              --          295.1              --            --
Net capital contributions from parent.........          --               --           10.0           (10.0)           --
Capital contribution to Tyco Capital..........          --               --         (200.0)             --        (200.0)
Other.........................................          --               --           15.0              --          15.0
                                                   -------        ---------      ---------       ---------     ---------
  Net cash provided by financing activities
    from continuing operations................       204.9          6,457.2        3,207.1        (5,506.7)      4,362.5
                                                   -------        ---------      ---------       ---------     ---------
  Net cash used in financing activities from
    discontinued operations...................          --               --       (1,762.8)             --      (1,762.8)
                                                   -------        ---------      ---------       ---------     ---------
  Net cash provided by financing activities...       204.9          6,457.2        1,444.3        (5,506.7)      2,599.7
                                                   -------        ---------      ---------       ---------     ---------
Effect of currency translation on cash........          --               --          (31.0)             --         (31.0)
NET INCREASE IN CASH AND CASH EQUIVALENTS.....        34.9          1,374.9        2,296.7              --       3,706.5
TYCO CAPITAL'S CASH AND CASH EQUIVALENTS
  TRANSFERRED TO DISCONTINUED OPERATIONS......          --               --       (1,451.3)             --      (1,451.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD......................................         1.4             37.0        1,740.8              --       1,779.2
                                                   -------        ---------      ---------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....     $  36.3        $ 1,411.9      $ 2,586.2       $      --     $ 4,034.4
                                                   =======        =========      =========       =========     =========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

INTRODUCTION

    CHANGES IN ACCOUNTING METHODS--As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under ADT's authorized dealer program (the "dealer program"). The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), and historically has been amortized on a straight-line method generally over a ten-year period. During the quarter ended March 31, 2003, the Company concluded a comprehensive review of its amortization policy with respect to these dealer customer account costs. This review included a detailed attrition study of the dealer program customer base conducted by an independent appraiser using data through March 31, 2003.

    The Company generally divides its electronic security assets into three asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through our dealer program. After evaluating various methods that would reflect the most recent attrition pattern of the accounts acquired through the dealer program, the Company concluded that the most appropriate amortization method would be an accelerated method that approximates the allocation of costs to the revenue curve generated by our actual attrition data. The estimated life of a dealer account pool generated from the results of the appraiser's lifing study is approximately twelve years. The Company believes that the change to this method is appropriate based on its actual attrition data that indicates an increase in the rate of customer attrition following the expiration of the initial three-year term of monitoring contracts with customers. The accelerated method that presently best achieves the matching objective described above is the double-declining-balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. This method of amortization will be periodically reviewed and compared to observed actual attrition.

    Adoption of the declining-balance method together with the related change in expected asset life prevents the Company from distinguishing the effect of the change in method (straight-line to declining-balance) from the change in estimated life. In such cases, generally accepted accounting principles require that the effect of such a change be recognized in operations in the period of the change, rather than as a cumulative effect of a change in accounting principle. Accordingly, the effect of the change increased amortization expense reported in the second quarter by $364.5 million, $315.5 million of which relates to the cumulative adjustment as of January 1, 2003 and $49.0 million of which relates to the second quarter of fiscal 2003.

    The Company also undertook a comprehensive review of its depreciation policy with respect to security monitoring systems installed in residential and commercial customer premises. The costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and generally depreciated over ten years. Based on the results of this review, the Company concluded that for residential and commercial account pools the straight-line method of amortization over a ten-year period continues to be appropriate given the observed actual attrition data for these pools.

    In addition to the change in method of amortization for its dealer account pool, the Company also changed its method of accounting for the non-refundable charge associated with its dealer program. For detailed information of this accounting change, see Note 8--"Cumulative Effect of Accounting Change."

    CHARGES RELATED TO CURRENT PERIOD CHANGES IN ESTIMATES--During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company recorded $471.4 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimates of costs relating to legal, environmental and insurance obligations. The assessments were based primarily on an analysis of recent events and more detailed experience that occurred during the quarter. Concurrent with this review process and resulting assessments by management during the quarter, decisions were made to discontinue existing product lines and terminate information technology systems implementation projects. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

    The charges of $471.4 million include $165.0 milion related to increased cost estimates for environmental, legal and product liability, workers compensation and general liability insurance accruals, $107.8 million related to accounts receivable and inventory reserve valuations, $84.1 million related to an other than temporary decline in the value of investments, $36.6 million for account write-offs, where management concluded that the recoverability of various asset balances which had become doubtful, and $77.9 million for other accounting estimate changes. The Company also recorded an expense of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance coverage negotiated with its third party insurance carriers during the quarter.

    CHARGES RELATING TO PRIOR YEARS AND QUARTERS RECORDED IN THE QUARTER ENDED MARCH 31, 2003--As a result of the Company's intensified internal audits and detailed controls and operating reviews, the Company identified and recorded pre-tax charges of $434.5 million for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security Services segment and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals as of September 30, 2002 and other accounting adjustments (e.g. purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). Management has concluded that the effect of these adjustments, as well as those adjustments relating to prior years recorded in the quarter ended December 31, 2001 (see below), are not material individually or in the aggregate to prior periods. Accordingly, prior period financial statements have not been restated.

    CHARGES RELATING TO PRIOR YEARS RECORDED IN THE QUARTER ENDED DECEMBER 31, 2001--As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, during the fourth quarter of fiscal 2002, the Company identified various adjustments relating to prior year financial statements. At the time the fiscal 2002 financial statements were issued, management concluded the effects of these adjustments, as well as any unrecorded proposed audit adjustments, were not material individually or in the aggregate to fiscal 2002 or any year prior. Accordingly, prior year financial statements were not restated. Instead, these adjustments that aggregate $261.6 million on a pre-tax income basis or $199.7 million on an after-tax income basis have were recorded effective October 1, 2001. The nature and amounts of these adjustments are principally as follows:

    - The Company determined the amounts reimbursed from dealers under its dealer program exceeded the costs actually incurred. The cumulative effect of reimbursements recorded in years prior to fiscal 2002 in excess of costs incurred, net of the effect of the deferred credit, which would have been amortized as described in Note 1 to the Company's Form 10-K for the year ended September 30, 2002 is $185.9 million. This amount is included on the selling, general and administrative expenses line in the December 31, 2001 Consolidated Statement of Operations.

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

    IMPACT ON PRIOR PERIODS--The tables below present the pre-tax charges for the following items in the periods to which the charges relate: (i) the $261.6 million charge relating to prior periods recorded during the quarter ended December 31, 2001; (ii) the $434.5 million charge relating to prior years and quarters recorded in the quarter ended March 31, 2003; and (iii) certain other adjustments that represent timing differences between periods comprised of $16.0 million relating to the recognition of revenue at one of the Company's business units (TyCom) and $154.3 million relating to the settlement of litigation and related subsequent transactions with respect to the Healthcare segment.

($ IN MILLIONS)
(INCREASE) DECREASE IN INCOME

                                                                                                                QUARTER ENDED
                                                         PRIOR TO                                                DECEMBER 31,
TYPE OF ADJUSTMENT                                      FISCAL 2000   FISCAL 2000   FISCAL 2001   FISCAL 2002        2002
------------------                                      -----------   -----------   -----------   -----------   --------------
Charges relating to prior years recorded in the
quarter ended December 31, 2001:
  ADT dealer reimbursements...........................    $ 33.6        $ 53.5       $   98.8      $ (185.9)        $  --
  Gain on issuance of shares of TyCom.................        --            --           39.6         (39.6)           --
  Other adjustments...................................      22.7          26.4          (13.0)        (36.1)           --
                                                          ------        ------       --------      --------         -----
                                                            56.3          79.9          125.4        (261.6)           --
TyCom network transaction.............................        --            --           16.0         (16.0)           --
Healthcare divestiture transaction(1).................        --            --          154.3        (154.3)           --
Charges relating to prior years and quarters recorded
in the quarter ended March 31, 2003:
  Capitalized costs...................................      59.2          42.6           33.0          45.4           3.4
  Reconciliation items................................      53.3           2.2           51.4          24.5           0.8
  Adjustments to accrual balances.....................        --          (1.8)            --          18.5          (0.3)
  Asset reserve adjustments...........................        --            --             --           0.8          13.7
  Other accounting adjustments........................      10.3          19.9           31.0          23.3           3.3
                                                          ------        ------       --------      --------         -----
Total charges relating to prior periods...............    $179.1        $142.8       $  411.1      $ (319.4)        $20.9
                                                          ======        ======       ========      ========         =====

                                                                        SIX
                                                         QUARTER       MONTHS
                                                          ENDED        ENDED
                                                        MARCH 31,    MARCH 31,
TYPE OF ADJUSTMENT                                         2002         2002
------------------                                      ----------   ----------
Charges relating to prior years recorded in the
quarter ended December 31, 2001:
  ADT dealer reimbursements...........................   $    --      $(185.9)
  Gain on issuance of shares of TyCom.................        --        (39.6)
  Other adjustments...................................        --        (36.1)
                                                         -------      -------
                                                              --       (261.6)
TyCom network transaction.............................     (53.0)       (16.0)
Healthcare divestiture transaction(1).................      (4.2)        (8.4)
Charges relating to prior years and quarters recorded
in the quarter ended March 31, 2003:
  Capitalized costs...................................       8.7         18.4
  Reconciliation items................................       3.0         10.3
  Adjustments to accrual balances.....................        --           --
  Asset reserve adjustments...........................        --           --
  Other accounting adjustments........................       4.2          8.6
                                                         -------      -------
Total charges relating to prior periods...............   $ (41.3)     $(248.7)
                                                         =======      =======

------------------------------

(1) The adjustment for the Healthcare divestiture transaction is subjective in regards to a judgmental assessment of the assigned value of an intangible asset (and related amortization), which was not subjected to a contemporaneous appraisal and was subsequently sold as part of a business divestiture. The Company had assigned a value of $166.8 million to the intangible asset relating to the settlement of litigation. The analysis above presents the adjustment that would be necessary if there were zero value assigned to the intangible asset. The value assigned to the intangible asset is subjective and could range from zero to $166.8 million. Management believes that the intangible asset was worth more than zero. However, because it was not subjected to a contemporaneous appraisal, the Company could not substantiate the value. As such the table above reflects the necessary adjustment as if it had zero value.

    The table below discloses the impact the above adjustments would have had on income or loss from continuing operations and net income or loss for each period presented.

                                                              AS REPORTED       AS IF ADJUSTED
                                                              -----------       --------------
FISCAL 2000
Income from continuing operations...........................   $ 4,519.9          $ 4,416.7
Net income..................................................   $ 4,519.9          $ 4,416.7

FISCAL 2001
Income from continuing operations...........................   $ 4,401.5          $ 4,064.4
Net income..................................................   $ 3,970.6          $ 3,633.5

FISCAL 2002
Loss from continuing operations.............................   $(3,070.4)         $(2,825.5)
Net loss....................................................   $(9,411.7)         $(9,166.8)

QUARTER ENDED MARCH 31, 2002
Loss from continuing operations.............................   $(2,055.0)         $(2,022.8)
Net loss....................................................   $(6,378.0)         $(6,345.8)

SIX MONTHS ENDED MARCH 31, 2002
Loss from continuing operations.............................   $(1,120.3)         $  (930.7)
Net loss....................................................   $(5,178.6)         $(4,989.0)

QUARTER ENDED MARCH 31, 2003
Loss from continuing operations.............................   $  (467.9)         $  (139.9)
Net loss....................................................   $  (467.9)         $  (139.9)

SIX MONTHS ENDED MARCH 31, 2003
Income from continuing operations...........................   $   157.6          $   470.6
Net (loss) income...........................................   $   (49.1)         $   263.9

    Both the estimated life and method of amortization relating to the dealer account pool, as well as the Company's accounting for the non-refundable charge relating to the dealer program discussed above have been the subject of an ongoing process of responding to the Staff of the SEC Division of Corporation Finance inquiries regarding the dealer program and certain other accounting matters. Also, subjects of this ongoing process have been the charges related to current period changes in estimates and charges related to prior years and quarters discussed above. The Company has not completed such discussions. The Company cannot predict the outcome of its discussions with the SEC or that such outcome will not necessitate further amendments or restatements of the Company's previously filed periodic reports. The Company hopes to resolve all issues raised by the ongoing SEC Division of Corporation Finance review during its fiscal third quarter.

    Information for all periods presented below reflects the grouping of Tyco's businesses into five segments, consisting of Fire and Security Services, Electronics, Healthcare, Engineered Products and Services, and Plastics and Adhesives.

    During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. In addition, during the quarter ended March 31, 2003, management began evaluating segment performance based upon operating results calculated in accordance with generally accepted accounting principles.

OVERVIEW

    Revenues increased 4.3% during the quarter ended March 31, 2003 to $8,980.3 million from $8,611.4 million in the quarter ended March 31, 2002. Tyco had a loss from continuing operations and net loss of $467.9 million for the quarter ended March 31, 2003, as compared to a loss from continuing operations of $2,055.0 million in the quarter ended March 31, 2002. Loss from continuing operations for the quarter ended March 31, 2003 included charges totaling $1,346.2 million ($1,119.0 million after-tax) consisting of the following: (i) charges related to prior periods' errors of $434.5 million and charges related to current period changes in estimates of $471.4 million, which arose from the Company's ongoing program of intensified internal audits and detailed controls and operating reviews (includes restructuring credits of $72.5 million, of which $12.9 million is included in cost of sales, impairment charges of $23.3 million, a loss on investments of $75.6 million, and expense of $8.5 million related to a guarantee of an equity investee, both of which are included in other expense, net);
(ii) a charge of $364.5 million reflecting a change in the method of amortization used for ADT dealer program account assets; (iii) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance; (iv) a charge of $7.0 million associated with the dealer program non-refundable charge that is now being recognized as a reduction of the dealer asset account as opposed to a reduction in costs associated with the program; and (v) other income of $22.7 million from the early extinguishment of debt. Loss from continuing operations for the quarter ended March 31, 2002 included charges totaling $3,150.2 million ($3,049.4 million after-tax) consisting of the following: (i) impairment charges of $2,351.7 million primarily related to the write-down of the Tyco Global Network ("TGN");
(ii) restructuring and other charges of $655.1 million, of which $251.3 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iii) a loss on the write-off of investments of $141.0 million; and (iv) other expense of $2.4 million from the early extinguishment of debt.

    Revenues increased 4.2% during the six months ended March 31, 2003 to $17,919.7 million from $17,190.1 million in the six months ended March 31, 2002. Tyco had income from continuing operations of $157.6 million in the six months ended March 31, 2003, as compared to a loss from continuing operations of $1,120.3 million in the six months ended March 31, 2002. Income from continuing operations for the six months ended March 31, 2003 included charges totaling $1,332.6 million ($1,110.0 million after-tax) consisting of the following:
(i) charges recorded in the second quarter of fiscal 2003 related to prior periods' errors of $434.5 million and charges related to current period changes in estimates of $471.4 million, which arose from the Company's ongoing program of intensified internal audits and detailed controls and operating reviews (includes restructuring credits of $72.5 million, of which $12.9 million is included in cost of sales, impairment charges of $23.3 million, a loss on investments of $75.6 million, and expense of $8.5 million related to a guarantee of an equity investee, both of which are included in other expense, net);
(ii) a charge of $364.5 million reflecting a change in the method of amortization used for ADT dealer program account assets; (iii) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance; (iv) a charge of $18.5 million associated with the dealer program non-refundable charge that is now being recognized as a reduction of the dealer asset account as opposed to a reduction in costs associated with the program; (v) restructuring credits of $3.7 million, of which $0.2 million is included in cost of sales; (vi) other income of $20.0 million related to a restitution payment; and (vii) other income of $24.1 million from the early extinguishment of debt. Loss from continuing operations for the six months ended March 31, 2002 included charges totaling $3,441.8 million ($3,269.6 million after-tax) consisting of the following: (i) impairment charges of $2,351.7 million primarily related to the write-down of the TGN;
(ii) restructuring and other charges of $680.8 million, of which $257.1 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iii) a loss on the write-off of investments of $141.0 million; (iv) other expense of $6.7 million from the early extinguishment of debt; and (v) charges related to prior years of $261.6 million.

    We are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. Tyco's evolution to becoming a Bermuda-based company was a result of the 1997 business combination of Tyco International Ltd., a Massachusetts corporation, and ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's). Tyco's revenues related to U.S. federal government contracts account for less than 3% of the net revenues for the six months ended March 31, 2003. In addition, various state and other municipalities in the U.S. have proposed similar legislation. There is also other similar proposed tax legislation which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments. In addition, in the normal course of business the Company is subject to government audits as a result of its contracts with the U.S. federal government.

    The following table details net revenues and earnings for the quarters and six months ended March 31, 2003 and 2002 ($ in millions):

                                                       FOR THE QUARTERS      FOR THE SIX MONTHS
                                                       ENDED MARCH 31,         ENDED MARCH 31,
                                                     --------------------   ---------------------
                                                       2003       2002        2003        2002
                                                     --------   ---------   ---------   ---------
Revenue from product sales.........................  $7,199.7   $ 7,000.0   $14,369.9   $13,977.6
Service revenue....................................   1,780.6     1,611.4     3,549.8     3,212.5
                                                     --------   ---------   ---------   ---------
NET REVENUES.......................................  $8,980.3   $ 8,611.4   $17,919.7   $17,190.1
                                                     ========   =========   =========   =========
TOTAL OPERATING (LOSS) INCOME......................  $ (104.7)  $(1,661.2)  $ 1,007.9   $  (302.1)
Adjustment to net gain on sale of common shares of
  a subsidiary.....................................        --          --          --       (39.6)
Interest income....................................      21.8        29.5        47.6        49.1
Interest expense...................................    (299.8)     (255.1)     (588.8)     (463.9)
Other expense, net.................................     (61.4)     (143.4)      (40.0)     (147.7)
                                                     --------   ---------   ---------   ---------
(Loss) income from continuing operations before
  income taxes and minority interest...............    (444.1)   (2,030.2)      426.7      (904.2)
Income taxes.......................................     (22.8)      (23.2)     (267.4)     (216.0)
Minority interest..................................      (1.0)       (1.6)       (1.7)       (0.1)
                                                     --------   ---------   ---------   ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS...........    (467.9)   (2,055.0)      157.6    (1,120.3)
Loss from discontinued operations of Tyco Capital,
  net of tax.......................................        --    (4,323.0)         --    (4,058.3)
                                                     --------   ---------   ---------   ---------
(Loss) income before cumulative effect of
  accounting change................................    (467.9)   (6,378.0)      157.6    (5,178.6)
Cumulative effect of accounting change, net of
  tax..............................................        --          --      (206.7)         --
                                                     --------   ---------   ---------   ---------
NET LOSS...........................................  $ (467.9)  $(6,378.0)  $   (49.1)  $(5,178.6)
                                                     ========   =========   =========   =========

    Net revenues increased $368.9 million, or 4.3%, to $8,980.3 million in the first quarter of fiscal 2003, and increased $729.6 million, or 4.2%, to $17,919.7 million in the six months ended March 31, 2003. For the quarter ended March 31, 2003, the increase in revenue at Fire and Security Services, Healthcare, and Plastics and Adhesives in the aggregate exceeded the decrease in revenue in the Engineered Products and Services segment, resulting in an overall increase in revenues. Revenue at our Electronics segment remained level quarter over quarter. For the six months ended March 31, 2003, the increases in revenue at Fire and Security Services, Healthcare, Engineered Products and Services, and Plastics and Adhesives in the aggregate exceeded the decrease in revenue in the Electronics segment, resulting in an overall increase in revenues. Operating income for the quarter ended March 31, 2003 increased $1,556.5 million to a loss of $104.7 million as compared to a loss of $1,661.2 million in the prior year's quarter. Operating income for the six months ended March 31, 2003 increased $1,310.0 million to $1,007.9 million from a loss of $302.1 million. Operating income and margins declined in each of our business segments, most notably in Fire and Security Services and Engineered Products and Services. We expect total revenues and operating income to increase during the next quarter primarily as a result of our continued focus on increasing organic growth, the timing of backlog executions, seasonal trends, and cost-cutting initiatives implemented in prior periods.

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

Consequently, we do not separately track the post-acquisition financial results of acquired companies, and therefore, are not able to quantify the actual impact of our acquisitions on revenues, expenses or operating results. The discussions following the tables below include pro forma percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are pro forma estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. We calculate pro forma segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the pro forma growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the pro forma calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 6% of the aggregate purchase price for all acquisitions during the six months ended March 31, 2003 and the fiscal year ended September 30, 2002. Since these pro forma estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. Further, the pro forma amount provided inherently assumes that the acquired companies have a comparable organic growth percentage and earn revenues in the same proportion throughout the year as the segments that acquired the companies. In cases where the organic growth percentages or the proportion of revenue earned during the year are different, the pro forma amount could vary significantly from the actual organic growth of the segment. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

SALES AND OPERATING INCOME AND MARGINS

FIRE AND SECURITY SERVICES

    The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $1,251.8   $1,195.4
Service revenue..........................................   1,527.1    1,374.1
                                                           --------   --------
  Net revenues...........................................  $2,778.9   $2,569.5
                                                           ========   ========
Operating (loss) income..................................  $ (702.6)  $  337.6
Operating margins........................................     (25.3)%     13.1%

    Net revenues in the Fire and Security Services segment increased 8.1% in the quarter ended March 31, 2003 over the quarter ended March 31, 2002, including a 4.7% increase in product revenue and an 11.1% increase in service revenue. The increase in net revenues was due to favorable changes in foreign currency exchange rates and, to a lesser extent, security account growth related to the dealer program. Excluding a $150.4 million increase from foreign currency fluctuations, revenue from customer accounts acquired through our dealer program (the Company purchases residential monitoring contracts from an external network of dealers who operate under its dealer program) and all acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the segment decreased 2.3% from $2,540.1 million for the quarter ended March 31, 2002 to $2,482.1 million for the quarter ended March 31, 2003. Although, our net revenue growth has historically been due to acquisitions (including the dealer program), our current strategy is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the authorized dealer program in key geographic areas as well as by growth in our fire prevention and suppression contracting businesses worldwide.

    Operating income and margins significantly decreased in the quarter ended March 31, 2003 over the quarter ended March 31, 2002 due to charges recorded in the current year's quarter of $270.4 million related to prior periods, which includes $170.4 million of capitalized costs related to improper capitalization of selling expenses, $76.9 million ($2.5 million is included in impairment of long-lived assets) of other accounting adjustments primarily related to the improper use of purchase accounting reserves, adjustments of accrual balances, such as dismantlement provision and vacation accruals, and improper accounting for leases and $23.1 million primarily of reconciling items mostly due to inter-company amounts in the European and Asian operations, and charges of $294.9 million related to current period changes in estimates, which includes $167.1 million (also includes impairment of property, plant and equipment of $10.2 million) primarily related to the adjustments of accrual balances such as workers compensation, professional fees, and environmental exposure (includes $2.0 million restructuring credit due to costs being less than anticipated), $89.4 million primarily due to adjusting reserves for doubtful accounts and slow and non-moving inventory, and $38.4 million of other accounting adjustments primarily related to deferred commissions. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. Operating income for the quarter ended
March 31, 2003 also includes a $364.5 million charge ($315.5 million relates to a cumulative adjustment as of January 1, 2003 and $49.0 million relates to the quarter ended March 31, 2003) reflecting a change in amortization method used for dealer account assets; and a $7.0 million charge related to a change in accounting for the dealer program non-refundable charge. The decrease in operating income was also caused by an incremental increase in depreciation and amortization expense in our security business amounting to $48 million, reflecting the impact of growth in the subscriber asset and dealer asset base during the past year as well as increased amortization related to acquisitions. In addition, the decline resulted from a year over year decline in operating income of $42 million in the European security business primarily reflecting allowance for doubtful accounts and other expenses related to higher than expected attrition rates; a weaker worldwide fire and contracting environment, particularly in the retail sector; and decreased capacity utilization in our manufacturing business.

    Attrition rates for customers in our global electronic security services business averaged 14.4% on a trailing twelve-month basis for the quarter ended March 31, 2003, as compared to 13.2% for the full year of fiscal 2002. This increase primarily relates to customer accounts acquired through our dealer program.

    The change in the amortization method used for dealer account assets is expected to result in increased amortization expense of approximately
$40 million to $45 million per quarter in the third and fourth quarters of fiscal 2003.

    Operating income and margins for the quarter ended March 31, 2002 include restructuring charges of $14.3 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

ELECTRONICS

    The following table sets forth revenues and operating income and margins for the Electronics segment ($ in millions):

                                                            FOR THE QUARTERS
                                                            ENDED MARCH 31,
                                                          --------------------
                                                            2003       2002
                                                          --------   ---------
Revenue from product sales..............................  $2,390.6   $ 2,393.4
Service revenue.........................................     111.4       100.5
                                                          --------   ---------
  Net revenues..........................................  $2,502.0   $ 2,493.9
                                                          ========   =========
Operating income (loss).................................  $  348.6   $(2,588.4)
Operating margins.......................................      13.9%     (103.8)%

    Net revenues for the Electronics segment remained relatively level in the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002, including a 0.1% decrease in product revenue and a 10.8% increase in service revenue, as a result of favorable changes in foreign currency exchange rates, offset by further softening in customer demand in the markets we serve and completion of third-party undersea fiber optic system installations. Revenues at the electronics components group increased $141.6 million, or 6.1% due primarily to the impact of changes in foreign currency exchange rates. Revenues at the segment's Telecommunications business declined $133.5 million, or 82.2%, due to the completion of third-party undersea fiber optic system installations in the prior year and a lack of demand in the current year for third-party system builds. Excluding a $161.0 million increase from foreign currency fluctuations, the acquisition of Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more, sales (calculated in the manner described above in "Overview") for the segment decreased 6.4% from $2,502.3 million for the quarter ended March 31, 2002 to $2,341.0 million for the quarter ended
March 31, 2003.

    The significant increase in operating income and margins for the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002 was primarily due to charges totaling $2,957.5 million (discussed below) that were included in the prior year's quarter. Operating income for the quarter ended March 31, 2003 includes a net credit of $17.3 million related to changes in estimates, consisting of restructuring credits of $54.8 million to accruals primarily relating to the completion of certain restructuring actions for less than the original estimates, of which $12.9 million is included in cost of sales, $14.9 million related to the adjustments of accrual balances, $12.7 million related to reconciliation items in the current period, and $9.9 million of other accounting adjustments related to M/A-COM. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

    Operating income and margins for the quarter ended March 31, 2002 include charges for the impairment of property, plant and equipment of $2,346.0 million primarily related to the write-down of the TGN and the closure of certain facilities. The results also include restructuring charges of $611.5 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

HEALTHCARE

    The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $2,120.6   $1,947.0
Service revenue..........................................      16.7       21.3
                                                           --------   --------
  Net revenues...........................................  $2,137.3   $1,968.3
                                                           ========   ========
Operating income.........................................  $  520.7   $  448.7
Operating margins........................................      24.4%      22.8%

    Net revenues for the Healthcare segment increased 8.6% in the quarter ended March 31, 2003 over the quarter ended March 31, 2002, including an 8.9% increase in product revenue and a 21.6% decrease in service revenue. The increase in net revenues resulted primarily from organic growth and, to a lesser extent, favorable foreign currency exchange rates. Strong organic growth was due to the following: increases in the surgical sector concurrent with the award of the Consorta contract and continued organic growth within certain surgical stapling lines; increases in the International division as a result of favorable sales to European governments, strong respiratory and medical sales in Japan, and increased sales in other Asia-Pacific countries, and; increases in the pharmaceutical, medical, and respiratory businesses. These sales increases were partially offset by a decrease in the retail business' diaper product line due to the adverse impact of new package down-counts, which were implemented on an industry-wide basis. Excluding a $86.5 million increase from foreign currency exchange fluctuations, the acquisition of Paragon Trade Brands ("Paragon") in January 2002 and the divestiture of Surgical Dynamics, Inc. in July 2002, revenue for the Healthcare segment increased an estimated 6.0% from $1,802.3 million for the quarter ended March 31, 2002 to $1,911.2 million for the quarter ended March 31, 2003.

    The 16.0% increase in operating income and increase in margins in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was due primarily to the favorable sales impacts noted above, favorable manufacturing variances as a result of increased production volumes, favorable foreign currency exchange rates, and our continued focus on maximizing operating efficiencies. Operating income for the quarter ended March 31, 2003 also includes a net charge of $7.7 million related to current period changes in estimates, which includes a restructuring reversal of $4.7 million to accruals due to costs being less than anticipated, $8.2 million related to asset reserves for inventory, $3.5 million of reconciliation items related to the current period, and $0.7 million for the adjustments to accrual balances related to workers compensation in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

    Operating income and margins for the quarter ended March 31, 2002 include charges of $7.8 million, related to the write-off of legal and other deal costs associated with an acquisition that was not completed.

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                            FOR THE QUARTERS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $  948.2   $  985.7
Service revenue..........................................     125.4      115.5
                                                           --------   --------
  Net revenues...........................................  $1,073.6   $1,101.2
                                                           ========   ========
Operating (loss) income..................................  $  (73.0)  $  152.7
Operating margins........................................      (6.8)%     13.9%

    Net revenues for the Engineered Products and Services segment decreased 2.5% in the quarter ended March 31, 2003 over the quarter ended March 31, 2002, including a 3.8% decrease in product revenue and a 8.6% increase in service revenue. The decrease in net revenue was primarily due to weak conditions in Tyco Flow Control's and Tyco Electrical and Metal Products' major markets, most notably in non-residential construction, in addition to lower levels of capital expenditures for environmental, construction, and telecommunications projects by our customers. Excluding a $60.6 million increase from foreign currency exchange fluctuations, the acquisition of Clean Air Systems in February 2002, and all other acquisitions with a purchase price of $10 million or more, revenue (calculated in the manner described above in "Overview") for the segment decreased 8.8% from $1,111.1 million for the quarter ended March 31, 2002 to $1,013.0 million for the quarter ended March 31, 2003.

    The significant decrease in operating income and margins in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was due primarily to charges recorded in the current year's quarter of $118.9 million related to prior periods, which includes $103.2 million of reconciling items primarily related to inter-company transactions, $12.8 million of asset reserve adjustment for receivables, $2.6 million of capitalized costs associated with inventory, and $0.3 million related to the adjustments to accrual balances, charges of $59.4 million related to current period changes in estimates, which includes $33.9 million related to the adjustments to workers compensation and health insurance accruals, $18.0 million primarily related to reconciling items in the current period, and $7.5 million associated with asset reserves. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. The decrease is also due to the effects of lower revenue as described above; competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products; and increased raw material costs.

    Operating income and margins for the quarter ended March 31, 2002 includes restructuring and other charges of $6.8 million, and charges of $5.7 million for the impairment of property, plant and equipment, primarily related to the termination of employees and the shut down of facilities associated with a restructuring plan.

PLASTICS AND ADHESIVES

    The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

                                                               FOR THE QUARTERS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Revenue from product sales..................................   $488.5     $478.5
Operating income............................................   $ 20.4     $ 47.9
Operating margins...........................................      4.2%      10.0%

    Net revenues at Tyco Plastics and Adhesives increased 2.1% in the quarter ended March 31, 2003 over the quarter ended March 31, 2002 primarily due to sales price increases as a result of higher raw material costs, increased sales volume of plastic sheeting and duct tape products as a result of the heightened level of security related to the potential likelihood of terrorist attacks, and favorable foreign currency exchange rates. These increases were offset by the generally weak economy, most notably to the retail, food service, automotive, and industrial markets we serve. Excluding a $9.2 million increase from foreign currency exchange fluctuations and all acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the Plastics and Adhesives segment remained level from $478.5 million for the quarter ended March 31, 2002 to $479.3 million for the quarter ended March 31, 2003.

    The 57.4% decrease in operating income and decrease in operating margins in the quarter ended March 31, 2003 over the quarter ended March 31, 2002 was primarily due to $20.7 million of charges related to prior periods, which includes $10.9 million of other accounting adjustments primarily related to amortization expense on intellectual property, $5.9 million related to reconciling items, $2.2 million for the adjustments to accrual balances, and $1.7 million related to asset reserves, and charges of $6.0 million related to current period changes in estimates, which includes $4.0 million for the adjustments to accrual balances, $2.4 million related to reconciliation items, and a restructuring credit of $0.4 million to asset reserves due to costs being less than anticipated. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. The results also include higher raw material costs, increased pricing competition, a less favorable sales mix, and negative manufacturing variances. These costs were partially offset by favorable selling, general and administrative costs as our business implements various cost saving initiatives and decreased sales commission expense due to volume shortfalls.

    Operating income and margins for the quarter ended March 31, 2002 includes restructuring and other charges of $0.9 million for legal and other deal fees that were written-off.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was an increase in revenues and operating income of approximately $467.7 million and $62.7 million, respectively.

CORPORATE EXPENSES

    Corporate expenses were $218.8 million and $59.7 million in the quarters ended March 31, 2003 and 2002, respectively. Corporate expenses for the current period include charges of $152.2 million, which includes a $91.5 million incremental increase in directors and officers insurance (see Note 1--"Basis of Presentation" and Note 12--"Committments and Contingencies" to the Consolidated Financial Statements), $24.5 million of charges related to prior periods (includes $13.9 million related to the adjustments to accrual balances and a charge of $10.6 million related to capitalized costs associated with the impairment of property, plant and equipment), and $46.8 million of charges related to changes in estimates (includes $29.2 million for other accounting adjustments primarily related to a severance accrual for corporate employees, $12.6 million for the adjustments to accrual balances, $5.0 million related to asset reserves). Also included within the $152.2 million is a restructuring credit of $10.6 million ($8.7 million to accruals and $1.9 million to asset reserves) due to costs being less than anticipated, which is also a change in estimates. In addition, the increase in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 was partially due to increased insurance costs and professional fees.

OTHER EXPENSE, NET

    Tyco has repurchased some debt prior to scheduled maturities. During the quarters ended March 31, 2003, the Company recorded other income from the early retirement of debt totaling

$22.7 million, as compared to expense of $2.4 million during the quarter ended March 31, 2002. Also, during the quarter ended March 31, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and $8.5 million of other expense related to a bank guarantee on behalf of an equity investee. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews, and are considered to be changes in estimates. During the quarter ended March 31, 2002, the Company recorded a $141.0 million loss on equity investments, primarily related to its investment in FLAG Telecom Holdings.

INTEREST INCOME AND EXPENSE

    Interest income was $21.8 million in the quarter ended March 31, 2003, as compared to $29.5 million in the quarter ended March 31, 2002. Interest expense was $299.8 million in the quarter ended March 31, 2003, as compared to $255.1 million in the quarter ended March 31, 2002. Interest expense also includes $0.4 million related to changes in estimates related to other accounting adjustments. The increase in interest expense is primarily the result of a decrease in capitalized interest due to the completion of the TGN. We expect both interest income and expense to remain relatively level next quarter.

INCOME TAX EXPENSE

    Income tax expense was $22.8 million on pre-tax loss of $444.1 million for the quarter ended March 31, 2003 as compared to income tax expense of $23.2 million on pre-tax loss of $2,030.2 million for the quarter ended
March 31, 2002. The difference in the rate is due to a decrease in losses in low tax jurisdictions partially offset by an increase in valuation allowance due to the uncertainty of the utilization of certain non-U.S. deferred tax assets related to the ongoing intensified internal audits and detailed controls and operating reviews.

    The effective income tax rate, excluding the impact of restructuring and other charges, was 27.7% and 11.1% in the quarters ended March 31, 2003 and 2002, respectively. The increase in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with lower income tax rates as well as an increase in valuation allowance due to the uncertainty of the utilization of certain non-U.S. deferred tax assets related to the Company's ongoing intensified internal audits and detailed controls and operating reviews.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

SALES AND OPERATING INCOME AND MARGINS

FIRE AND SECURITY SERVICES

    The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $2,521.1   $2,325.3
Service revenue..........................................   3,017.2    2,724.5
                                                           --------   --------
  Net revenues...........................................  $5,538.3   $5,049.8
                                                           ========   ========
Operating (loss) income..................................  $ (443.3)  $  739.7
Operating margins........................................      (8.0)%     14.6%

    Net revenues in the Fire and Security Services segment increased 9.7% in the six months ended March 31, 2003 over the six months ended March 31, 2002, including an 8.4% increase in product revenue and a 10.7% increase in service revenue. The increase in net revenues was due to fiscal 2002 acquisitions and customer contracts purchased through our dealer program, in addition to favorable foreign currency exchange rates. Significant acquisitions included SBC/Smith Alarm Systems in

October 2001, and DSC Group and Sensormatic in November 2001. Excluding a $220.0 million increase from foreign currency fluctuations, revenue from customer accounts acquired through our dealer program, the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the segment decreased 3.1% from $5,205.3 million for the six months ended March 31, 2002 to $5,043.5 million for the six months ended March 31, 2003. Although, our net revenue growth has historically been due to acquisitions (including the dealer program), our current strategy is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the authorized dealer program in key geographic areas as well as by growth in our fire prevention and suppression contracting businesses worldwide.

    Operating income and margins decreased significantly in the six months ended March 31, 2003 over the six months ended March 31, 2002 due to charges recorded in the second quarter of fiscal 2003 of $270.4 million related to prior periods, which includes $170.4 million of capitalized costs related to improper capitalization of selling expenses, $76.9 million ($2.5 million is included in impairment of long-lived assets) of other accounting adjustments primarily related to the improper use of purchase accounting reserves, adjustments of accrual balances, such as dismantlement provision and vacation accruals, and improper accounting for leases, and $23.1 million primarily of reconciling items mostly due to inter-company amounts in the European and Asian operations, and charges of $294.9 million related to current period changes in estimates, which includes $167.1 million (also includes impairment of property, plant and equipment of $10.2 million) primarily related to the adjustments to accrual balances such as dismantlement provision, workers compensation, professional fees, and environmental exposure (includes $2.0 million restructuring credit due to costs being less than anticipated), $89.4 million primarily due to adjusting reserves for doubtful accounts and slow and non-moving inventory, and $38.4 million of other accounting adjustments primarily related to deferred commissions. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. Operating income for the six months ended March 31, 2003 also includes a $364.5 million charge ($315.5 million relates to a cumulative adjustment as of January 1, 2003 and $49.0 million relates to the quarter ended March 31, 2003) reflecting a change in amortization method used for dealer account assets and a $18.5 million charge related to a change in accounting for the dealer program non-refundable charge. The decrease was also due to increased depreciation and amortization expense in the security business due to growth in the subscriber asset and dealer asset base as well as the impact of the acquisitions of Sensormatic and DSC in fiscal 2002; decline in operating income in the European security business; and a weaker worldwide fire and contracting environment.

    Attrition rates for customers in our global electronic security services business averaged 14.4% on a trailing twelve-month basis for the quarter ended March 31, 2003, as compared to 13.2% for the full year of fiscal 2002. This increase primarily relates to customer accounts acquired through our dealer program.

    Operating income and margins for the six months ended March 31, 2002 include restructuring charges of $22.1 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue.

ELECTRONICS

    The following table sets forth revenues and operating income (loss) and margins for the Electronics segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                            ENDED MARCH 31,
                                                          --------------------
                                                            2003       2002
                                                          --------   ---------
Revenue from product sales..............................  $4,816.6   $ 5,079.7
Service revenue.........................................     213.7       231.5
                                                          --------   ---------
Net revenues............................................  $5,030.3   $ 5,311.2
                                                          ========   =========
Operating income (loss).................................  $  641.2   $(2,062.7)
Operating margins.......................................      12.7%      (38.8)%

    Net revenues for the Electronics segment decreased 5.3% in the six months ended March 31, 2003 compared with the six months ended March 31, 2002, including a 5.2% decrease in product revenue and a 7.7% decrease in service revenue, as a result of further softening in customer demand in the markets we serve and completion of third-party undersea fiber optic system installations. Revenues at the electronics components group increased $231.8 million, or 4.9% due primarily to the favorable impact of foreign currency exchange rates. Revenues at the segment's Telecommunications business declined $512.7 million, or 90.3%, due to completion of third-party undersea fiber optic system installations in the prior year and a lack of demand in the current year for third-party system builds. Excluding a $233.3 million increase from foreign currency fluctuations and the acquisitions of Transpower Technologies in November 2001, CII in January 2002, and all other acquisitions with a purchase price of $10 million or more, revenue (calculated in the manner described above in "Overview") for the segment decreased 10.8% from $5,380.1 million for the six months ended March 31, 2002 to $4,797.0 million for the six months ended
March 31, 2003.

    The increase in operating income and margins for the six months ended
March 31, 2003 as compared to the six months ended March 31, 2002 was due to unusually low operating income in the prior year, primarily as a result of charges totaling $2,957.5 million (discussed below) that were recorded in the six months ended March 31, 2002. Operating income and margins decreased year over year also as a result of the decrease in net revenue noted above. Additionally, we recorded net restructuring credits of $56.5 million, of which $12.9 million has been included in cost of sales, in the six months ended
March 31, 2003 due to completion of restructuring actions for less than originally anticipated, and charges of $37.5 million related to current period changes in estimates, which includes $14.9 million related to the adjustments to accrual balances, $12.7 million of reconciliation items related to the current period, and $9.9 million of other accounting adjustments related to M/A-COM. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

    Operating income and margins for the six months ended March 31, 2002 include charges for the impairment of property, plant and equipment of $2,346.0 million primarily related to the write-down of the TGN and the closure of certain facilities. Also includes restructuring charges of $611.5 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

HEALTHCARE

    The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $4,108.6   $3,703.7
Service revenue..........................................      34.1       35.0
                                                           --------   --------
  Net revenues...........................................  $4,142.7   $3,738.7
                                                           ========   ========
Operating income.........................................  $  968.1   $  917.9
Operating margins........................................      23.4%      24.6%

    Net revenues for the Healthcare segment increased 10.8% in the six months ended March 31, 2003 over the six months ended March 31, 2002, including a 10.9% increase in product revenue and a 2.6% decrease in service revenue. The increase in net revenues resulted primarily from organic growth and, to a lesser extent, favorable foreign currency exchange rates. Strong organic growth was due to the following: increases in the surgical sector concurrent with the award of the Consorta contract and continued organic growth within certain surgical stapling lines; increases in the medical sector; new product launches in sharps; higher demand in the ultrasound market; increases in imaging and pharmaceuticals; increases in the International division as a result of favorable sales to European governments, and; strong respiratory and medical sales in Japan, and increased sales in other Asia-Pacific countries. These sales increases were partially offset by a decrease in the retail business' diaper product line due to the adverse impact of new package down-counts, which were implemented on an industry-wide basis. Excluding a $118.8 million increase from foreign currency exchange fluctuations, the acquisition of Paragon Trade Brands ("Paragon") in January 2002 and the divestiture of Surgical Dynamics, Inc. in July 2002 revenues for the Healthcare segment increased an estimated 5.9% from $3,542.3 million for the six months ended March 31, 2002 to $3,751.2 million for the six months ended March 31, 2003.

    The 5.5% increase in operating income in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was due primarily to acquisitions completed in fiscal 2002, favorable foreign currency exchange rates and, to a lesser extent, favorable sales performance and manufacturing variances and our continued focus on optimizing operating expenses. Offsetting the effect of those items and contributing to the decrease in operating margins were increased legal fees, higher sales and marketing expense as a result of program development aimed at supporting organic growth initiatives. Additionally, during the six months ended March 31, 2003, we recorded restructuring credits of $6.7 million, of which $0.2 million has been included in cost of sales, and $12.4 million of charges related to current period changes in estimates, which includes $8.2 million related to asset reserves for inventory, $3.5 million of reconciliation items related to the current period, and $0.7 million for the adjustments to accrual balances related to workers compensation in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

    Operating income and margins for the six months ended March 31, 2002 include charges of $7.8 million, related to the write-off of legal and other deal costs associated with an acquisition that was not completed.

ENGINEERED PRODUCTS AND SERVICES

    The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $1,984.5   $1,951.4
Service revenue..........................................     284.8      221.5
                                                           --------   --------
  Net revenues...........................................  $2,269.3   $2,172.9
                                                           ========   ========
Operating income.........................................  $   64.3   $  296.5
Operating margins........................................       2.8%      13.6%

    Net revenues for the Engineered Products and Services segment increased 4.4% in the six months ended March 31, 2003 over the six months ended March 31, 2002, including a 1.7% increase in product revenue and a 28.6% increase in service revenue. The increase in net revenue was primarily due to the favorable impact of foreign currency exchange rates and, to a lesser extent, the effect of acquisitions. Acquisitions included Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems in February 2002. Excluding a $88.4 million increase from foreign currency exchange fluctuations, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the segment decreased 1.5% from $2,214.1 million for the six months ended March 31, 2002 to $2,180.9 million for the six months ended March 31, 2002.

    The 78.3% decrease in operating income and the decrease in margins in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was due primarily to charges recorded in the second quarter of fiscal 2003 of $118.9 million related to prior periods, which includes $103.2 million of reconciling items primarily related to inter-company transactions, $12.8 million of asset reserve adjustment for receivables, $2.6 million of capitalized costs associated with inventory, and $0.3 million related to the adjustments to accrual balances, charges of $59.4 million related to current period changes in estimates, which includes $33.9 million related to the adjustments to workers compensation and health insurance accruals, $18.0 million primarily related to reconciling items in the current period, and $7.5 million associated with asset reserves. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews; lower volume; competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products; and increased raw material costs.

    Operating income and margins for the six months ended March 31, 2002 includes restructuring and other charges of $24.7 million, of which $5.8 million is included in cost of sales, and charges of $5.7 million for the impairment of long-lived assets, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

PLASTICS AND ADHESIVES

    The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

                                                           FOR THE SIX MONTHS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Revenue from product sales...............................  $  939.1   $  917.5
Operating income.........................................  $   64.6   $  141.5
Operating margins........................................       6.9%      15.4%

    Net revenues at Tyco Plastics and Adhesives increased 2.4% in the six months ended March 31, 2003 over the six months ended March 31, 2002 due to the effect of acquisitions and favorable foreign currency exchange rates. Sales increases were achieved by higher selling prices as a result of higher raw material costs, increased sales volume of plastic sheeting and duct tape products as a result of the heightened level of security related to the potential likelihood of terrorist attacks. These increases were offset by increased competition and decreases in our Corrosion Protection business, which has been negatively impacted by a slow down in the oil and gas pipeline construction markets created by uncertainty in the Middle East and Venezuela. Excluding a $14.0 million increase from foreign currency exchange fluctuations and the acquisition of Linq Industrial Fabrics, Inc. in December 2001, and all other acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the Plastics and Adhesives segment decreased an estimated 1.4% from $938.5 million for the six months ended March 31, 2002 to $925.1 million for the six months ended March 31, 2003.

    The 54.3% decrease in operating income and decrease in operating margins in the six months ended March 31, 2003 over the six months ended March 31, 2002 was primarily due to increased raw material costs, increased pricing competition, a less favorable sales mix, and negative manufacturing variances, in addition to $20.7 million of charges recorded in the second quarter of fiscal 2003 related to prior periods, which includes $10.9 million of other accounting adjustments primarily related to amortization expense on intellectual property, $5.9 million related to reconciling items, $2.2 million for the adjustments to accrual balances, and $1.7 million related to asset reserves, and charges of $6.0 million related to current period changes in estimates, which includes
$4.0 million for the adjustments to accrual balances, $2.4 million related to reconciliation items, and a restructuring credit of $0.4 million due to costs being less than anticipated. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, charges as a result of applying management's judgments and estimates and detailed controls and operating reviews. These costs were partially offset by favorable selling, general and administrative costs as our business implements various cost saving initiatives and decreased sales commission expense due to volume shortfalls.

    Operating income and margins in the six months ended March 31, 2002 includes restructuring and other charges of $0.9 million for legal and other deal fees that were written-off.

FOREIGN CURRENCY

    The effect of changes in foreign exchange rates for the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was an increase in revenues and operating income of approximately $674.5 million and $83.2 million, respectively.

CORPORATE EXPENSES

    Corporate expenses were $287.0 million and $335.0 million in the six months ended March 31, 2003 and 2002, respectively. Corporate expenses for the current period include charges of $152.2 million, which includes a $91.5 million incremental increase in directors and officers insurance (see Note 1--"Basis of Presentation" and Note 12--"Committments and Contingencies" to the Consolidated Financial Statements), $24.5 million of charges related to prior periods (includes $13.9 million related to the adjustments to accrual balances and a charge of $10.6 million related to capitalized costs associated with the impairment of property, plant and equipment), and $46.8 million of charges related to changes in estimates (includes $29.2 million for other accounting adjustments primarily related to a severance accrual for corporate employees, $12.6 million for the adjustments to accrual balances, and $5.0 million related to asset reserves). Also included within the $152.2 million is a restructuring credit of $10.6 million due to costs being less than anticipated, which is also a change in estimate. Current period corporate expenses also include charges of $38.5 million related to internal investigation fees, and charges associated with the severance of corporate employees. Corporate expenses for the six months ended March 31, 2002 include charges related to prior years of $222.0 million. In addition, the increase in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002 was partially due to increased insurance costs and professional fees.

OTHER EXPENSE, NET

    Tyco has repurchased some debt prior to scheduled maturities. During the six months ended March 31, 2003, the Company recorded other income from the early retirement of debt totaling $24.1 million, as compared to expense of $6.7 million during the six months ended March 31, 2002. During the six months ended March 31, 2003, the Company recorded other income of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of The CIT Group, Inc. Also, during the six months ended March 31, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and $8.5 million of other expense related to a bank guarantee on behalf of an equity investee. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews, and are considered to be changes in estimates. During the six months ended March 31, 2002, the Company recorded a loss on equity investments of $141.0 million, primarily related to its investment in FLAG Telecom Holdings.

INTEREST INCOME AND EXPENSE

    Interest income was $47.6 million in the six months ended March 31, 2003, as compared to $49.1 million in the six months ended March 31, 2002. Interest expense was $588.8 million in the six months ended March 31, 2003, as compared to $463.9 million in the six months ended March 31, 2002. Interest expense also includes $0.4 million related to changes in estimates related to other accounting adjustments. The increase in interest expense is primarily the result of a decrease in capitalized interest due to the completion of TGN and a higher average interest rate in the current period. We expect both interest income and expense to remain relatively level next quarter.

INCOME TAX EXPENSE

    Income tax expense was $267.4 million on pre-tax income of $426.7 million for the six months ended March 31, 2003 as compared to income tax expense of $216.0 million on pre-tax loss of $904.2 million for the six months ended
March 31, 2002. The difference in the rate is due to a decrease in losses in low tax jurisdictions partially offset by an increase in valuation allowance due to the uncertainty of the utilization of certain non-U.S. deferred tax assets related to the ongoing intensified internal audits and detailed controls and operating reviews.

    The effective income tax rate, excluding the impact of restructuring and other charges, was 27.9% and 15.3% in the six months ended March 31, 2003 and 2002, respectively. The increase in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with lower income tax rates as well as an increase in valuation allowance due to the uncertainty of the utilization of certain non-U.S. deferred tax assets related to the Company's ongoing intensified internal audits and detailed controls and operating reviews.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT authorized dealer program. Dealers reimburse the Company a non-refundable amount for each of the contracts purchased representing their reimbursement of such costs. The Company recognizes this non-refundable charge at the time the contract is accepted for purchase. Prior to fiscal 2002, the Company recognized in earnings the entire amount of reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight line-basis over ten years. As described in the following paragraph, during the quarter ended
March 31, 2003, the Company has changed its method of accounting for these reimbursements from dealers, retroactive to October 1, 2002.

    The FASB's Emerging Issues Task Force ("EITF") recently issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which is applicable to the arrangement between the Company and its authorized dealers for the electronic security services business. The issues addressed in EITF 02-16 were brought to the EITF for the purpose of addressing the wide diversity found in practice, across a variety of arrangements and industries, in accounting for payments received by purchasers of goods and services from vendors or suppliers. Pursuant to this consensus, the consideration received by ADT relating to the non-refundable charge to each dealer for reimbursement of ADT costs to support the dealer program should be presumed to be a reduction in the cost to ADT of acquiring customer contracts. Based on the transition rules of EITF 02-16, we are required to apply this new consensus to all customer contracts acquired after December 31, 2002. As permitted under EITF 02-16, during the second quarter of fiscal 2003, the Company changed its method of accounting for the consideration received by ADT for the non-refundable charge to dealers for reimbursement of ADT costs to support the dealer program retroactive to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the balance sheet of the cumulative adjustment is a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million.

    In addition to the charge for the cumulative effect of a change in accounting described above, the impact of adopting this accounting change was to decrease the purchase price of customer accounts acquired from the dealers by $32.0 million and $74.0 million for the quarter and six months ended March 31, 2003, respectively. The impact of the change on results of operations for the quarter ended March 31, 2003 was a decrease to both loss from continuing operations and net loss of $5.7 million ($7.0 million pre-tax). The change had no effect on loss from continuing operations per common share or net loss per common share for the quarter ended March 31, 2003. The impact of the change for the six months ended March 31, 2003, before the charge for the cumulative effect of the change discussed above, was a decrease to both income from continuing operations and net income of $14.7 million
($18.5 million pre-tax) or $0.01 per common share.

    The following statement of operations for the quarter ended December 31, 2002 reflects the change in accounting retroactive to the beginning of the fiscal year, October 1, 2002 (in millions, except per share data):

                                                                FOR THE QUARTER ENDED DECEMBER
                                                                           31, 2002
                                                              -----------------------------------
                                                                              RESTATED TO REFLECT
                                                              AS PREVIOUSLY      THE CHANGE IN
                                                                REPORTED          ACCOUNTING
                                                              -------------   -------------------
NET REVENUES................................................    $8,939.4           $8,939.4
Cost of product sales.......................................     4,791.5            4,791.5
Cost of services............................................       938.7              938.7
Selling, general and administrative expenses................     2,088.6            2,100.1
Restructuring and other credits.............................        (3.5)              (3.5)
                                                                --------           --------

OPERATING INCOME............................................     1,124.1            1,112.6
Interest income.............................................        25.8               25.8
Interest expense............................................      (289.0)            (289.0)
Other income................................................        21.4               21.4
                                                                --------           --------

Income from continuing operations before income taxes and
  minority interest.........................................       882.3              870.8
Income taxes................................................      (247.1)            (244.6)
Minority interest...........................................        (0.7)              (0.7)
                                                                --------           --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........       634.5              625.5
Cumulative effect of accounting change, net of tax of
  $58.8.....................................................          --             (206.7)
                                                                --------           --------

NET INCOME..................................................    $  634.5           $  418.8
                                                                ========           ========

BASIC EARNINGS PER COMMON SHARE:
  Income before cumulative effect of accounting change......    $   0.32           $   0.31
  Cumulative effect of accounting change, net of tax........          --               0.10
  Net income per common share...............................        0.32               0.21
DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effect of accounting change......    $   0.32           $   0.31
  Cumulative effect of accounting change, net of tax........          --               0.10
  Net income per common share...............................        0.32               0.21

    The pro forma amounts shown below give effect to the retroactive application of the change in accounting which would have been made had the new method been in effect for the periods presented ($ in millions, except per share data).

                                             FOR THE QUARTERS ENDED              FOR THE SIX MONTHS ENDED
                                                 MARCH 31, 2002                       MARCH 31, 2002
                                       ----------------------------------   ----------------------------------
                                                          PRO FORMA TO                         PRO FORMA TO
                                                          REFLECT THE                          REFLECT THE
                                                          RETROACTIVE                          RETROACTIVE
                                                       APPLICATION OF THE                   APPLICATION OF THE
                                       AS PREVIOUSLY         CHANGE         AS PREVIOUSLY         CHANGE
                                         REPORTED        IN ACCOUNTING        REPORTED        IN ACCOUNTING
                                       -------------   ------------------   -------------   ------------------
LOSS FROM CONTINUING OPERATIONS......    $(2,055.0)         $(2,073.3)        $(1,120.3)         $(1,157.9)
  Basic loss per common share from
    continuing operations............        (1.03)             (1.04)            (0.56)             (0.58)
  Diluted loss per common share from
    continuing operations............        (1.03)             (1.04)            (0.56)             (0.58)

NET LOSS.............................    $(6,378.0)         $(6,396.3)        $(5,178.6)         $(5,216.2)
  Basic loss per common share........        (3.20)             (3.21)            (2.61)             (2.63)
  Diluted loss per common share......        (3.20)             (3.21)            (2.61)             (2.63)

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

    CHANGES IN ACCOUNTING METHODS--As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under ADT's authorized dealer program (the "dealer program"). The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), and historically has been amortized on a straight-line method generally over a ten-year period. During the quarter ended March 31, 2003, the Company concluded a comprehensive review of its amortization policy with respect to these dealer customer account costs. This review included a detailed attrition study of the dealer program customer base conducted by an independent appraiser using data through March 31, 2003.

    The Company generally divides its electronic security assets into three asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through our dealer program. After evaluating various methods that would reflect the most recent attrition pattern of the accounts acquired through the dealer program, the Company concluded that the most appropriate amortization method would be an accelerated method that approximates the allocation of costs to the revenue curve generated by our actual attrition data. The estimated life of a dealer account pool generated from the results of the appraiser's lifing study is approximately twelve years. The Company believes that the change to this method is appropriate based on its actual attrition data that indicates an increase in the rate of customer attrition following the expiration of the initial three-year term of monitoring contracts with customers. The accelerated method that presently best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. This method of amortization will be periodically reviewed and compared to observed actual attrition.

    The Company also undertook a comprehensive review of its depreciation policy with respect to security monitoring systems installed in residential and commercial customer premises. The costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and generally depreciated over ten years. Based on the results of this review, the Company concluded that for residential and commercial account pools the straight-line method of amortization over a ten-year period continues to be appropriate given the observed actual attrition data for these pools.

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

    We elected to make July 1 the annual assessment date for all reporting units. Goodwill valuations have historically been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

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

DISCONTINUED OPERATIONS OF TYCO CAPITAL (CIT GROUP INC.)

    On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. Operating results from the discontinued operations of Tyco Capital for the quarter and six months ended March 31, 2002 were as follows ($ in millions):

                                                           FOR THE QUARTER       FOR THE SIX MONTHS
                                                         ENDED MARCH 31, 2002   ENDED MARCH 31, 2002
                                                         --------------------   --------------------
Finance income.........................................        $ 1,106.7               $ 2,304.7
Interest expense.......................................            352.0                   725.0
                                                               ---------               ---------
Net finance income.....................................            754.7                 1,579.7
Depreciation on operating lease equipment..............            310.2                   648.7
                                                               ---------               ---------
Net finance margin.....................................            444.5                   931.0
Provision for credit losses............................            195.0                   307.9
                                                               ---------               ---------
Net finance margin, after provision for credit
  losses...............................................            249.5                   623.1
Other income...........................................            232.0                   477.1
                                                               ---------               ---------
Operating margin.......................................            481.5                 1,100.2
Selling, general, administrative and other costs and
  expenses.............................................            234.2                   472.8
Goodwill impairment....................................          4,512.7                 4,512.7
                                                               ---------               ---------
Loss before income taxes and minority interest.........         (4,265.4)               (3,885.3)
Income taxes...........................................            (65.8)                 (188.2)
Minority interest......................................             (2.7)                   (5.0)
                                                               ---------               ---------
Loss as previously reported............................         (4,333.9)               (4,078.5)
Corporate overhead costs allocated.....................              7.2                    15.4
Inter-company interest expense.........................              3.7                     4.8
                                                               ---------               ---------
Loss from discontinued operations......................        $(4,323.0)              $(4,058.3)
                                                               =========               =========

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

                        LIQUIDITY AND CAPITAL RESOURCES

    The following table summarizes the sources of our cash flow from operating activities from our continuing operations and the use of a portion of that cash in our operations for the quarters and six months ended March 31, 2003 and 2002. We refer to the net amount of cash generated from operating activities, less capital expenditures, TGN spending, the acquisition of customer accounts through the dealer program, spending for purchase accounting and holdback liabilities, dividends and increases or decreases associated with the sale of accounts receivable program, as "free cash flow." Management believes cash flow from operating activities and free cash flow are important measures of operating performance which it uses to measure its ability to meet its future debt obligations and is also one component of measurement used in its compensation plans. However, free cash flow as determined below is not a measure of financial performance under GAAP, should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies.

                                                         FOR THE QUARTERS     FOR THE SIX MONTHS
                                                         ENDED MARCH 31,        ENDED MARCH 31,
                                                       --------------------   -------------------
                                                         2003       2002        2003       2002
                                                       --------   ---------   --------   --------
($ IN MILLIONS)
Operating (loss) income..............................  $ (104.7)  $(1,661.2)  $1,007.9   $ (302.1)
Non-cash restructuring and other (credits) charges...     (33.7)      316.2      (33.7)     322.0
Charges for the impairment of long-lived assets......      23.3     2,351.7       23.3    2,351.7
Charges related to prior periods.....................     434.5          --      434.5      222.0
Depreciation and amortization(1).....................     887.3       506.7    1,387.2      987.4
Net (decrease) increase in deferred income taxes.....     (94.6)       (2.1)     180.7     (135.8)
Less:
  Net decrease (increase) in working capital,
    excluding current maturities of debt(2)..........     413.5       449.2     (217.0)    (317.0)
  Decreases in the sale of accounts receivable
    programs.........................................     (16.1)      (28.0)     (96.5)     (28.0)
  Interest income....................................      21.8        29.5       47.6       49.1
  Interest expense...................................    (299.8)     (255.1)    (588.8)    (463.9)
  Income tax expense.................................     (22.8)      (23.2)    (267.4)    (216.0)
  Other, net.........................................     159.9        28.8      276.6      208.0
                                                       --------   ---------   --------   --------
Cash flow from operating activities from continuing
  operations.........................................   1,368.6     1,712.5    2,154.4    2,677.4
Cash flow from operating activities from discontinued
  operations.........................................        --       690.3         --      924.6
                                                       --------   ---------   --------   --------
Cash provided by operating activities................   1,368.6     2,402.8    2,154.4    3,602.0
Less:
  Cash provided by operating activities..............        --      (690.3)        --     (924.6)
  Capital expenditures(3)............................    (280.9)     (418.9)    (595.0)    (988.3)
  Dividends paid.....................................     (25.2)      (25.3)     (50.4)     (49.7)
  Decreases in the sale of accounts receivable
    programs.........................................      16.1        28.0       96.5       28.0
  Construction of Tyco Global Network................      (2.5)     (255.7)     (89.0)    (817.4)
  Acquisition of customer accounts...................    (163.7)     (315.0)    (358.3)    (678.2)
  Cash paid for purchase accounting and
    holdback/earn-out liabilities....................     (77.7)     (157.7)    (189.5)    (376.4)
                                                       --------   ---------   --------   --------
Free cash flow.......................................  $  834.7   $   567.9   $  968.7   $ (204.6)
                                                       ========   =========   ========   ========

------------------------------

(1)  This amount is the sum of depreciation of tangible property
     ($367.0 million and $371.9 million for the quarters ended March 31, 2003 and 2002, and $728.1 million and $731.5 million for the six months ended March 31, 2003 and 2002, respectively) and amortization of intangible assets ($520.3 million and $134.8 million for the quarters ended March 31, 2003 and 2002, and $659.1 million and $255.9 million for the six months ended
    March 31, 2003 and 2002, respectively).

(2) This amount includes cash paid out for restructuring and other charges of $131.1 million and $91.1 million for the quarters ended March 31, 2003 and
    2002, and $290.1 million and $182.0 million for the six months ended
    March 31, 2003 and 2002, respectively.

(3) This amount is net of proceeds of $29.5 million received in sale-leaseback transactions during the six months ended March 31, 2002. It is also net of proceeds of $37.1 million and $42.8 million for the quarters ended
    March 31, 2003 and 2002, and $66.0 million and $58.2 million for the six months ended March 31, 2003 and 2002, respectively, received in sale/ disposition of property, plant and equipment.

    The following table shows cash flow from operating activities and free cash flow by segment for the six months ended March 31, 2003.

                                                                              ENGINEERED
                                        FIRE AND                               PRODUCTS    PLASTICS
                                        SECURITY                                 AND          AND
                                        SERVICES   ELECTRONICS   HEALTHCARE    SERVICES    ADHESIVES   CORPORATE    TOTAL
                                        --------   -----------   ----------   ----------   ---------   ---------   --------
Operating (loss) income from
  continuing operations...............  $(443.3)     $ 641.2      $  968.1     $  64.3      $ 64.6      $(287.0)   $1,007.9
Non-cash restructuring credits........       --        (31.6)         (0.2)         --          --         (1.9)      (33.7)
Charges for the impairment of
  long-lived assets...................     12.7           --            --          --          --         10.6        23.3
Charges related to prior periods......    270.4           --            --       118.9        20.7         24.5       434.5
Depreciation..........................    311.9        213.4         124.8        52.3        20.1          5.6       728.1
Intangible assets amortization........    582.4         32.3          32.4         2.1         9.9           --       659.1
                                        -------      -------      --------     -------      ------      -------    --------
Depreciation and amortization.........    894.3        245.7         157.2        54.4        30.0          5.6     1,387.2
Deferred income taxes.................       --           --            --          --          --        180.7       180.7
Net decrease (increase) in working
  capital and other(1)................     59.1        (67.8)        (51.8)     (186.5)        9.7        296.9        59.6
Decreases in sale of accounts
  receivable programs.................      7.1         (1.6)        (27.0)         --          --        (75.0)      (96.5)
Interest income.......................       --           --            --          --          --         47.6        47.6
Interest expense......................       --           --            --          --          --       (588.8)     (588.8)
Income tax expense....................       --           --            --          --          --       (267.4)     (267.4)
                                        -------      -------      --------     -------      ------      -------    --------
Cash flow from operating activities...    800.3        785.9       1,046.3        51.1       125.0       (654.2)    2,154.4
Capital expenditures..................   (291.0)      (182.3)        (81.1)      (27.2)      (10.2)        (3.2)     (595.0)
Dividends paid........................       --           --            --          --          --        (50.4)      (50.4)
Decreases in sale of accounts
  receivable programs.................     (7.1)         1.6          27.0          --          --         75.0        96.5
Construction of Tyco Global Network...       --        (89.0)           --          --          --           --       (89.0)
Acquisition of customer accounts......   (358.3)          --            --          --          --           --      (358.3)
Cash paid for purchase accounting and
  holdback/earn-out liabilities.......    (50.2)       (45.3)        (40.4)      (51.9)       (1.7)          --      (189.5)
                                        -------      -------      --------     -------      ------      -------    --------
Free Cash Flow........................  $  93.7      $ 470.9      $  951.8     $ (28.0)     $113.1      $(632.8)   $  968.7
                                        =======      =======      ========     =======      ======      =======    ========

--------------------------

(1)  These amounts include cash paid out for restructuring and other charges.

    The net change in working capital, net of the effects of acquisitions and divestitures, was a decrease of $236.3 million in the six months ended
March 31, 2003, including cash paid out for restructuring and other charges of $290.1 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. The significant changes in working capital included a $420.7 million decrease in accounts payable, a $279.4 million decrease in accounts receivable, and a $184.0 million decrease in accrued expenses and other current liabilities.

    During the six months ended March 31, 2003, we paid out $189.5 million in cash that was charged against reserves established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows.

    During the six months ended March 31, 2003, we recorded restructuring credits of $76.2 million, of which $13.1 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges. At September 30, 2002, there were liabilities for restructuring and other charges of $1,006.9 million on the Consolidated Balance Sheet. During the six months ended March 31, 2003, we paid out $290.1 million in cash and incurred
$0.3 million in non-cash uses that were charged against these liabilities. We also reclassified $183.0 million of restructuring accruals to the appropriate balance sheet accounts. We also recorded $7.9 million in foreign currency translation adjustments and non-cash adjustments of $28.8 million. At March 31, 2003, there were $507.1 million of reserves remaining for restructuring and other charges on our Consolidated Balance Sheet, of which $337.7 million is included in accrued expenses and other current liabilities and $169.4 million is included in other long-term liabilities.

    During the six months ended March 31, 2003, we purchased businesses for cash of $34.6 million, net of $1.3 million of cash acquired, and customer contracts for electronic security services for cash of $358.3 million.

    At the beginning of fiscal 2003, our purchase accounting reserves were $539.0 million as a result of purchase accounting transactions in prior years. Purchase accounting liabilities of $21.9 million and a corresponding increase to goodwill and deferred tax assets were recorded during the six months ended
March 31, 2003 relating to fiscal 2003 and 2002 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of Paragon and Eberle, both acquired during fiscal 2002. Also, during fiscal 2003, we reclassified $0.9 million of fair value adjustments related to the write-down of assets for fiscal 2002 acquisitions out of purchase accounting accruals into the appropriate asset or liability account. We also recorded $9.3 million in cumulative translation adjustments. During the six months ended March 31, 2003, we paid out $113.2 million in cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, we paid out
$76.3 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in the six months ended March 31, 2003, we determined that $168.0 million of purchase accounting reserves related to acquisitions prior to fiscal 2003 were not needed and reversed that amount against goodwill. At March 31, 2003, there remained $288.1 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $158.6 million is included in accrued expenses and other current liabilities and $129.5 million is included in other long-term liabilities. In addition, $216.9 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $100.8 million are included in accrued expenses and other current liabilities and $116.1 million are included in other long-term liabilities at March 31, 2003.

GUARANTEES, COMMITMENTS AND CONTINGENCIES

    TIG has issued a guarantee to a bank on behalf of an equity investee for a reducing revolving line of credit, due November 30, 2005. The maximum borrowing permitted under the facility is now $8.5 million, all of which is outstanding. The maximum borrowing permitted under the facility will be further reduced by $0.75 million on both December 20, 2003 and 2004. In the event that the equity investee defaults on its payment obligations, the bank may demand that the Company pay the outstanding principal on the loan. During the quarter ended March 31, 2003, the Company recorded a liability for the guarantee of $8.5 million as a result of the equity investee experiencing financial constraints. This amount has been included in other expense, net, in the accompanying Consolidated Financial Statements. In the instance that the Company would be required to pay the bank, the Company has no recourse from a third-party other than ultimate reimbursement from the equity investee in cash or common shares.

    The Company's Healthcare business may, from time to time, enter into sales contracts whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk," the Company accrues a liability based on historical loss data. As of March 31, 2003, $3.2 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with a financially viable third-party financier; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

    The Company's Fire and Security Services business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the services itself. Therefore, the Company's exposure would be the cost on any services performed, which would not have a material effect to the Company's financial position or results of operations. However, because it is not probable that the Company will have to make any payments pursuant to the guarantee, it is not accrued. The contract was entered into in July 2002 and the performance guarantee expires in August 2003. If the third-party sub-contractor does not perform its obligations, Tyco may consider withholding any future payment for work performed by the contractor.

    The Company, in disposing of assets or businesses, often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations or liquidity.

    The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. The range of probability and the amount accrued for known liabilities has not changed significantly since September 30, 2002. In view of our financial position and reserves for environmental matters, we believe that any potential payment of such estimated amounts or additional monetary sanctions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    Due to the Company's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties, which it has vacated, but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position, results of operations or liquidity.

    In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or liquidity.

    The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries.) The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability which is $438.5 million as of March 31, 2003, is reviewed for reasonableness at least as often as quarterly.

    Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2002.

    As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several ERISA actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry; some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of our former senior corporate management are subject to an investigation by, or named as a defendant in a criminal case being prosecuted by, the U.S. Attorney for the District of New Hampshire. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. On February 13, 2003, one of Tyco's insurance carriers filed an action in the Supreme Court of the State of New York seeking to rescind certain directors and officers liability and fiduciary liability insurance policies issued to Tyco and its directors, officers and fiduciaries on the basis of alleged misrepresentations made by our former senior corporate management. On May 8, 2003, Tyco's negotiations with the Company's directors and officers liability insurance carriers and fiduciary carriers concluded with the filing of a notice of dismissal of this action. In exchange for a payment of additional policy premiums, Tyco maintained, in part, its available directors and officers liability insurance coverage and fiduciary insurance coverage for claims made during the 2001-2003 policy period. We are unable at this time to estimate what our ultimate liability in these matters may be, and since Tyco's agreement with its carriers reduced the overall limits of coverage available to Tyco and other insureds, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial position, results of operations and liquidity. See "Risk Factors" and Part II, Item 1. "Legal Proceedings."

    We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, and the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial condition and liquidity. See "Risk Factors" and Part II, Item 1. "Legal Proceedings."

    Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number if sites. See "Risk Factors" and
Part II, Item 1. "Legal Proceedings." The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of March 31, 2003, we concluded that the best estimate within this range is approximately $269 million, of which $32 million is included in accrued expenses and other current liabilities and $237 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

    The Company and its subsidiaries' income tax returns are routinely examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We cannot assure you that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our results of operations, financial position or cash flows.

    Like many other companies, Tyco and some of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, we have observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in our Healthcare segment and our Engineered Products and Services segment. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. Some of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

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

    When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. Currently, there are approximately 12,000 asbestos liability cases pending against us and our subsidiaries.

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

CAPITALIZATION

    Shareholders' equity was $25,385.9 million, or $12.71 per share, at March 31, 2003, compared to $24,790.6 million, or $12.42 per share, at September 30, 2002. The increase in shareholders' equity was due primarily to currency translation adjustments of $655.9 million for the six months ended March 31, 2003 offset by a net loss of $49.1 million.

    Tangible shareholders' deficit was $6,489.8 million at March 31, 2003, as compared to $7,865.2 million at September 30, 2002. Goodwill and other intangible assets were $31,875.7 million at March 31, 2003, compared to $32,655.8 million at September 30, 2002. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, the amount of acquisition activity has been and will continue to be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

    Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 46% at March 31, 2003 and 49% at September 30, 2002. Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, is party to a $2.0 billion revolving credit facility due 2006 containing a covenant that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had approximately $4.0 billion of cash and cash equivalents as of March 31, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 41% and 42% at March 31, 2003 and September 30, 2002, respectively. Management believes net debt is an important measure of liquidity which it uses to measure its ability to meet its future debt obligations.

    At March 31, 2003, total debt was $21,829.5 million, as compared to $24,205.8 million at September 30, 2002. Our cash balance decreased to $3,965.2 million at March 31, 2003, as compared to $6,186.8 million at September 30, 2002.

    The following summarizes Tyco's change in net debt for the six months ended March 31, 2003 ($ in millions):

Total debt at September 30, 2002........................             $24,205.8
Less: cash and cash equivalents at September 30, 2002...              (6,186.8)
                                                                     ---------
NET DEBT BALANCE AT SEPTEMBER 30, 2002..................              18,019.0
Less the following:
Operating cash flow from continuing operations..........   2,154.4
Purchase of property, plant and equipment, net..........    (595.0)
Dividends paid..........................................     (50.4)
Decreases in sale of accounts receivable programs.......      96.5
Construction in progress--TGN...........................     (89.0)
Acquisition of customer accounts........................    (358.3)
Cash paid for purchase accounting and holdback/earn-out
  liabilities...........................................    (189.5)
                                                          --------
Free cash flow..........................................     968.7
Acquisition of business, net of cash acquired...........     (34.6)
Increase in restricted cash.............................    (310.7)
Cash invested in short-term investments.................    (278.1)
Other items.............................................    (190.6)
                                                          --------
                                                                         154.7
                                                                     ---------
NET DEBT BALANCE AT MARCH 31, 2003......................              17,864.3
Plus: cash and cash equivalents at March 31, 2003.......               3,965.2
                                                                     ---------
Total debt at March 31, 2003............................             $21,829.5
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

    Also in January 2003, TIG entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility, which is fully and unconditionally guaranteed by Tyco and certain of its subsidiaries and is guaranteed in part by various subsidiaries of TIG, has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating and in the market price of one of its outstanding debt securities. TIG also pays a commitment fee of 0.50% annually on any unused portion of the line of credit.

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

    During the six months ended March 31, 2003, Tyco purchased $1,085.7 million (par value $1,415.2 million) of its outstanding zero coupon convertible debentures with a November 2003 put option for cash of approximately
$1,062.8 million. In November 2000, Tyco issued $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. The debentures accrete interest at a rate of 1.5% per annum. Tyco may be required to repurchase these securities for cash at the option of the holder at the accreted value of approximately
$2.5 billion in November 2003.

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

    As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in fiscal 2002, investors in one of our accounts receivable programs have the option to discontinue reinvestment in new receivables. The amount outstanding under this program was $139.1 million at March 31, 2003.

    As of May 1, 2003, Moody's debt rating on Tyco's convertible debentures was upgraded to a Ba2 rating from Ba3 as a result of a newly issued guarantee from TIG.

    In June 1998, TIG issued $750,000,000 of 6.25% Dealer Remarketable Securities ("Drs.") due 2013. Under the terms of the Drs., the Remarketing Dealer has an option to remarket the Drs. in June 2003. If this option is exercised it would subject the Drs. to mandatory tender to the Remarketing Dealer and reset the interest rate to an adjusted fixed rate until June 2013. However, TIG may elect to repurchase the securities for a Dollar Price based upon the $750,000,000 par value of the Drs. plus the difference between the Base Rate of 5.55% and the ten-year United State Treasury yield-to-maturity as of June 2003, estimated to be approximately $110 million based upon the March 31, 2003 ten-year treasury yield-to-maturity (approximately $120 million as of May 13, 2003). If the Remarketing Dealer does not exercise its option, then all Drs. are required to be tendered to the Compay in June 2003 and TIG would be required to repurchase the Drs. from the holders for cash at par value of $750,000,000 and pay the Remarketing Dealer the difference between the Dollar Price and the par value of the Drs. In either case, the payment above the par value would be recorded as a loss to income.

    TIG has been contemplating an exchange of a new debt security for the Drs. The exchange would be for the par value of the Drs. and the excess of the Dollar Price over par value with the latter being amortized over the life of the new bonds under exchange accounting. The final decision will depend on the prevailing interest rate environment, the Company's overall liquidity and its future maturity profile.

    The table below includes our projected cash flows through December 2003, our first quarter of fiscal 2004 ($ in millions).

                                                                  FY 2003                     FY 2004
                                                 ------------------------------------------   --------
                                                    Q1         Q2          Q3         Q4         Q1
FISCAL QUARTER                                     ACT.       ACT.        EST.       EST.       EST.
--------------                                   --------   ---------   --------   --------   --------
BEGINNING CASH BALANCE.........................  $ 6,187    $   5,732    $3,965    $ 3,379    $ 2,901
Free cash flow(1)..............................      134          835       325        550        100
Net debt proceeds..............................       --        4,388        --         --         --
Other..........................................       22           37        --         --         --
Net debt repayments(2).........................     (154)      (6,895)(3)    (911)(4)  (1,028)  (2,537)(5)
Increase in restricted cash(6).................     (297)         (14)       --         --         --
Increase in short-term investments.............     (160)        (118)       --         --         --
                                                 -------    ---------    ------    -------    -------
ENDING CASH BALANCE(7).........................  $ 5,732    $   3,965(8)  $3,379   $ 2,901    $   464
                                                 =======    =========    ======    =======    =======

------------------------------

(1) Fiscal 2003 free cash flow is estimated to be in the range of $1.55 billion to $1.85 billion. The table presents fiscal 2003 free cash flow based on management's current expectations that we will perform at the high end of the range.

(2) From time to time the Company repurchases its debentures in the open market prior to maturity.

(3) Of this amount, $3.9 billion represents repayment of our $3.855 billion term loan and $1.8 billion of this amount represents payment for repurchase of substantially all of the zero coupon convertible debentures with February 2003 put option. In addition, during the quarter ended March 31, 2003, Tyco purchased $1,415.2 million outstanding under its zero coupon convertible debentures with a November 2003 put option for cash of $1,062.8 million.

(4) Amount assumes that the $750 million Dealer Remarketable Securities are repurchased.

(5) This amount represents payment for repurchase of the zero coupon convertible bonds at the option of the holders in November 2003.

(6) The Company does not expect restricted cash to significantly increase in the foreseeable future.

(7) Amounts assume that the $350 million outstanding under one of the Company's accounts receivable program will be renewed in the fourth quarter of fiscal
    2003.

(8) This amount excludes approximately $460 million of short-term restricted cash and $47 million of non-current restricted cash primarily related to the funding of long-term construction projects.

    As illustrated in the foregoing table and discussed above, we have significant amounts of debt which matures in the remainder of calendar 2003. Beyond calendar 2003, there are no substantial amounts of debt maturing until calendar 2006. In addition, our accounts receivable program with amounts outstanding, and available capacity of $350 million expires during this fiscal year. We anticipate however, that this program will be renewed. In addition, as previously discussed, in January 2003, we received net proceeds of approximately $4.4 billion from the issuance of convertible debt. We used the proceeds and cash on hand to repay our $3.9 billion then existing credit facility and $1.8 billion outstanding under our zero coupon convertible senior debentures due February 2021 (with a February 2003 put option.). In addition, in January 2003 we entered into a new $1.5 billion 364-day unsecured revolving credit facility, none of which has been drawn down. We believe that our cash flow from our operations, together with proceeds from the convertible debt offering and our new credit facility, is adequate to fund our operations and service our debt through March 31, 2004. However, events beyond our control such as the result of ongoing litigation and governmental investigations, a decrease in demand for our products and services, further debt rating downgrades or deterioration in our financial ratios could negatively impact our access to financing and increase our cost of funds.

    The Company's zero coupon convertible senior debentures due 2020 (with a November 2003 put option) may be converted into Tyco common shares at the option of the holders if any one of the following conditions is satisfied for the relevant debentures:

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

    The conversion feature of the zero coupon convertible debentures due 2020 was not available to the debt holders at March 31, 2003 as shown in the following table:

                                                                ZERO COUPON
                                                                CONVERTIBLE
                                                            DEBENTURES DUE 2020
                                                            -------------------
Stock price at March 31, 2003.............................        $12.86
Accreted conversion price per common share at March 31,
  2003(1).................................................        $74.46

------------------------------

(1) Accreted conversion price per common share is equal to the accreted value of the debentures at March 31, 2003 divided by the conversion rate. The conversion price increases as interest on the notes accretes.

NON-CONTROLLED ENTITIES

    In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities
(VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. We have not created any variable interest in any variable interest entities subsequent to January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required (see Note 16). For variable interest entities in which the Company holds a variable interest acquired on or before January 31, 2003, the Company will adopt FIN 46's accounting provisions on July 1, 2003.

    The Company has programs under which it sells machinery and equipment and/or accounts receivable to investors (or affiliated companies) who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they are being evaluated for potential consolidation under FIN 46.

    Synthetic lease programs are utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Telecommunications. The Company is currently in discussions with financial institutions to restructure the synthetic lease arrangements in order to have a third party be the majority equity owner. If the Company is unable to restructure these arrangements, the resulting accounting would be an increase to net property, plant and equipment and total debt of approximately $840 million and a decrease to pre-tax income of approximately $60 million annually resulting from the difference between lease expense and estimated depreciation and interest expense.

    The Company's accounts receivable securitization programs do not meet the consolidation requirements of FIN 46. Potential exposure to the Company is an increase in the discount rate/fee charged to Tyco. The incremental increase to general and administrative expense would be approximately $5.0 million annually, based on our current utilization.

BACKLOG

    At March 31, 2003, Tyco had a backlog of unfilled orders, including annual recurring revenue in the Fire and Security Services segment, of 11,356.8 million. Total backlog decreased, as compared to a backlog of $11,395.0 million at December 31, 2002 and $11,135.2 million at September 30, 2002. Backlog by industry segment is as follows ($ in millions):

                                                     MARCH 31,    SEPTEMBER 30,
                                                       2003           2002
                                                    -----------   -------------
Fire and Security Services........................   $ 6,948.7      $ 6,811.2
Engineered Products and Services..................     1,880.7        1,873.4
Electronics.......................................     2,067.0        2,076.5
Healthcare........................................       327.7          239.7
Plastics and Adhesives............................       132.7          134.4
                                                     ---------      ---------
                                                     $11,356.8      $11,135.2
                                                     =========      =========

    Within the Fire and Security Services segment, backlog increased due primarily to an increase in recurring revenue in force resulting from net growth in its dealer program and price increases in various markets. Backlog at September 30, 2002 within the Engineered Products and Services segment was decreased by approximately $390.5 million as a result of our previously including amounts related to two unconsolidated joint ventures. Within the Engineering Products and Services and Electronics segments, backlog remained relatively flat. Backlog in the Healthcare segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

ACCOUNTING PRONOUNCEMENTS

    In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. We are currently assessing the impact of this new standard.

    In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after

June 30, 2003, and for hedging relationships designated after June 30, 2003. We are currently assessing the impact of this new standard.

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

RISKS RELATING TO RECENT DEVELOPMENTS AT TYCO

CONTINUING NEGATIVE PUBLICITY MAY ADVERSELY AFFECT OUR BUSINESS.

    As a result of actions taken by our former senior corporate management, Tyco has been the subject of continuing negative publicity focusing on former senior corporate management's actions. Some of these press reports have suggested that the accounting treatment of several of our prior acquisitions was improper, that certain of our operating companies improperly conducted business or recorded revenues and assets and that information was withheld from the SEC in connection with an inquiry into our accounting practices. This negative publicity contributed to significant declines in the prices of our publicly traded securities, and we have experienced reluctance on the part of certain customers and suppliers to continue working with us on customary terms. A number of suppliers have requested letters of credit to support our purchase orders. We also believe that many of our employees are operating under stressful conditions, which reduces morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

PENDING LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND
  FINANCIAL CONDITION.

    As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several ERISA actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry; some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of our former senior corporate management are subject to an investigation by, or are named as a defendant in a criminal case being prosecuted by, the U.S. Attorney for the District of New Hampshire. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. On February 13, 2003, one of Tyco's insurance carriers filed an action in the Supreme Court of the State of New York seeking to rescind certain directors and officers liability and fiduciary liability insurance policies issued to Tyco and its directors, officers and fiduciaries on the basis of alleged misrepresentations made by our former senior corporate management. On May 8, 2003 Tyco's negotiations with the Company's directors and officers liability insurance carriers and fiduciary carriers concluded with the filing of a notice of dismissal of this action. In exchange for a payment of additional policy premiums, Tyco maintained, in part, its available directors and officers liability insurance coverage and fiduciary insurance coverage for claims made during the 2001-2003 policy period. We are unable at this time to estimate what our ultimate liability in these matters may be, and since Tyco's agreement with its carriers reduced the overall limits of coverage available to Tyco and other insureds, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial position, results of operations and liquidity.

OUR SENIOR CORPORATE MANAGEMENT TEAM IS NEW TO TYCO AND IS REQUIRED TO DEVOTE SIGNIFICANT ATTENTION TO MATTERS ARISING FROM ACTIONS OF PRIOR MANAGEMENT.

    In the past year, we replaced our senior corporate executives with an entirely new team, and our entire board of directors determined not to stand for reelection. A new board of directors was elected at our annual general meeting of shareholders in March 2003. It will take some time for our new management team and our new board of directors to learn about our various businesses and to develop strong working relationships with our cadre of operating managers at our various subsidiary companies. Our new senior corporate management team's ability to complete this process has been and continues to be hindered by their need to spend significant time and effort dealing with internal and external investigations, developing effective corporate governance procedures, strengthening reporting lines and reviewing internal controls. During this period and in order to complete this process, our new executives will depend in part on advisors, including certain former directors. We cannot assure you that this major restructuring of our board of directors and senior management team and the accompanying distractions, in this environment, will not adversely affect our results of operations.

CONTINUED SCRUTINY RESULTING FROM ONGOING INVESTIGATIONS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial position, results of operations and liquidity.

    The Company and its subsidiaries' income tax returns are routinely examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We cannot assure you that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our results of operations, financial position or cash flows.

AN ONGOING SEC REVIEW OF OUR PUBLIC FILINGS MAY REQUIRE US TO AMEND OR RESTATE
  OUR PUBLIC DISCLOSURES.

    We continue to be engaged in a dialogue with the staff of the SEC's Division of Corporation Finance as part of their review of our periodic filings with the SEC and are subject to an investigation by the SEC's Division of Enforcement. We anticipate that we will resolve the remaining comments that the staff has made on our periodic filings during our third fiscal quarter. We cannot assure you the resolution of the remaining comments or the resolution of the Division of Enforcement's investigation will not necessitate amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against Tyco.

THE PHASE 2 REVIEW WAS NOT AN EXHAUSTIVE REVIEW OF OUR ACCOUNTING AND
  GOVERNANCE.

    In December 2002, we released a report summarizing the findings of the Phase 2 review. The Phase 2 review covered a variety of aspects of our accounting, including a review of many specific accounting policies and 15 of our most significant acquisitions. You should be aware that the review did have limitations, as it did not seek to go back and identify every accounting decision and every corporate act that was wrong or questionable over a multi-year period. Moreover, in part because of the passage of time, documentation was not always available; the documentation that was available was often dispersed; and the review did not have the benefit of information from prior senior corporate management. In addition, the conclusion reached by the review required the exercise of judgment, and others could disagree with its conclusions. Neither the SEC Division of Enforcement nor its Division of Corporation Finance has completed its review of our accounting, including the matters covered by the Phase 2 review.

    You should note that the review found that, during at least the five years preceding our prior CEO's resignation in June 2002, Tyco's prior management engaged in a pattern of aggressive accounting that, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed. This pattern may have had the effect of reducing the clarity and effectiveness of the financial statements in conveying to investors the most accurate picture of our operations and may affect the comparability of our historical financial results to our current and future results of operations.

FURTHER INSTANCES OF BREAKDOWNS IN OUR INTERNAL CONTROLS AND PROCEDURES COULD
  HAVE AN ADVERSE EFFECT ON US.

    New management has determined that, in the past, Tyco in general suffered from: poor documentation; inadequate policies and procedures to prevent the misconduct of senior corporate executives; inadequate procedures for proper corporate authorizations; inadequate approval procedures and documentation; a lack of oversight by senior management at the corporate level; a pattern of using aggressive accounting that, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed; pressure on, and inducements to, segment and unit managers to increase current earnings, including by decisions as to what accounting treatment to employ; and a lack of a stated and demonstrable commitment by former senior corporate management to set high standards of ethics, integrity, accounting, and corporate governance. We cannot assure you that we will not discover that there have been further instances of breakdowns in our internal controls and procedures. See "Item 4--Controls and Procedures."

THE PRICE OF TYCO COMMON SHARES HAS DECLINED CONSIDERABLY IN THE LAST YEAR AND MAY FLUCTUATE WIDELY IN THE FUTURE.

    The market price of the Tyco common shares has declined considerably since January 2002, due in part to disclosures regarding alleged breaches of fiduciary duties, fraud and other wrongful conduct on the part of certain former officers and directors of Tyco. In addition, our publicly traded securities, and the global stock markets generally, have experienced significant price and volume fluctuations over the past year. We cannot assure you that the price of our publicly traded securities will not decline further or will not continue to experience significant price and volume fluctuations. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in our industries could cause the price of our publicly traded securities to fluctuate substantially.

RISKS RELATING TO OUR SUBSTANTIAL DEBT AND LIQUIDITY

WE HAVE SUBSTANTIAL CASH NEEDS AND WILL NEED TO OBTAIN ADDITIONAL FUNDING TO SATISFY THOSE NEEDS.

    We have approximately $4.4 billion of debt payable at maturity or upon the option of the holder thereof through March 31, 2004. In addition, we have other substantial capital commitments in fiscal 2003, including the following:

    - approximately $650-$700 million of cash to acquire ADT accounts from dealers, of which approximately $360 million has been spent through March 31, 2003;

    - approximately $500 million of cash restructuring expenses relating to restructuring charges we have previously recorded, of which approximately $290 million has been spent through March 31, 2003;

    - approximately $350 million of cash purchase accounting spending, including earn-out payments, holdbacks of purchase price and the cost of exit plans, of which approximately $190 million has been spent through March 31, 2003; and

    - minimum operating lease payments of $808.4 million.

    We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt through March 31, 2004. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation during that period and have assumed that we will be able to extend one of our receivables facilities that expires in fiscal 2003. At March 31, 2003, there was approximately $350 million outstanding under this facility. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigations could require additional funding. We have also assumed a certain level of operating performance in making these estimates. Our future operating performance will be affected by general economic, financial, competitive, legislative, regulatory, geopolitical, business and other factors beyond our control. If our future operating performance is less than anticipated, our need for additional funding would increase.

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

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS MAY ADVERSELY AFFECT US.

    Our credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and minimum levels of net worth and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital stock, to make acquisitions or investments, to enter into sale/leaseback transactions, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks.

    Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our credit agreements accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness, including the debentures. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

DOWNGRADES OF OUR RATINGS WOULD ADVERSELY AFFECT US AND THE TRADING PRICES OF
  OUR SECURITIES.

    Certain downgrades by Moody's and S&P would permit the providers of our receivables facilities to cease further purchases under the facilities and would increase the interest cost of our credit facility borrowings. It may also increase our cost of capital and make it harder for us to obtain new financing and would likely negatively impact the trading price of our securities.

RISKS RELATING TO OUR BUSINESSES

CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS HAVE AFFECTED AND MAY CONTINUE TO ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of our Fire and Security Services and Engineered Products and Services segments is significantly affected by levels of commercial construction and consumer and business discretionary spending. Most importantly, our electronics components business is heavily dependent on the end markets it serves and therefore has been affected by the weak demand and declining capital investment in the communications, computer, consumer electronics, industrial machine and aerospace industries. We have also experienced pricing pressures, which have reduced our margins, and we cannot assure you that there will be significant margin improvements in the near future. This cyclical impact can be amplified because some of our business segments purchase products from other business segments. For example, our Fire and Security Services segment purchases certain products sold by our Engineered Products and Services segment. Therefore, a drop in demand for our fire prevention products, due to lower new residential or office construction or other factors, can cause a drop in demand for certain of our products sold by our Engineered Products and Services segment.

WE WILL NOT BE ABLE TO GROW OUR BUSINESS AT THE SAME RATE AS WE HAVE IN THE RECENT PAST DUE TO REDUCED ACQUISITION ACTIVITY AND CAPITAL CONSTRAINTS.

    Acquisitions of complementary products and businesses have been an important part of Tyco's growth in recent years. Our current business strategy and near-term actions will focus on conserving cash and enhancing internal growth within our existing businesses. In addition, our new credit agreements impose restrictions on our ability to consummate new acquisitions. Our business requires substantial capital expenditures for new technology and product innovation, expansion or replacement of facilities and equipment and compliance with environmental laws and regulations. We may be required to pay significant amounts in excess of any insurance coverage as a result of settlements of or judgments in pending litigation. In addition, we may require access to capital in order to repay substantial indebtedness which matures in calendar 2003 and in future periods. The concentration of available capital resources to repay indebtedness, combined with our reduced share price, will limit our ability to make acquisitions of other companies and to purchase new contracts under its dealer program. As a result, we do not anticipate that we will experience growth in the foreseeable future that is comparable to our historic growth.

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

    We have been notified by the U.S. Environmental Protection Agency and certain foreign and state environmental agencies that conditions at a number of sites where we and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws. These projects relate to a variety of activities, including radioactive materials decontamination and decommissioning, solvent and metal contamination clean-up and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations sold by us.

    The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of March 31, 2003, we concluded that the best estimate within this range is approximately $269 million, of which $32 million is included in accrued expenses and other current liabilities and $237 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

WE MAY BE REQUIRED TO RECOGNIZE ADDITIONAL IMPAIRMENT CHARGES.

    Pursuant to GAAP, we are required to periodically assess our goodwill to determine if it is impaired. Further disruptions to our business, protracted economic weakness, unexpected significant declines in operating results of reporting units, continued downgrades in our credit ratings or additional market capitalization declines may result in additional charges to goodwill and other asset impairments in the future. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percent of total capitalization could result in a default under our credit facilities.

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

    Attrition rates for customers in our global electronic security services business have increased to 14.4% on a trailing twelve-month basis for the quarter ended March 31, 2003, compared to 13.2%, 12.3% and 13.0% for the full fiscal years ended September 30, 2002, 2001 and 2000, respectively. If attrition rates continue to rise, ADT's recurring revenues and results of operations will be adversely affected. In the second fiscal quarter of 2003, the Company changed the amortization of costs of its contracts and related customer relationships purchased through its dealer program from a straight-line method generally over a ten-year period to a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the consumer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. No change was made in the method used for the internally generated residential and commercial account pools, since the Company concluded that the straight-line method was most appropriate given the most recently observed attrition data.

RISKS RELATING TO OUR JURISDICTIONS OF INCORPORATION

PROPOSED LEGISLATION AND NEGATIVE PUBLICITY REGARDING BERMUDA COMPANIES COULD INCREASE OUR TAX BURDEN AND AFFECT OUR OPERATING RESULTS.

    Several members of the U.S. Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover the combination in 1997 with ADT, as a result of which ADT, a Bermuda company, changed its name to Tyco and became the parent of the Tyco group. Any such legislation, if enacted, could have the effect of substantially reducing or eliminating the tax benefits of our structure and materially increasing our future tax burden or otherwise adversely affecting our business. In addition, even if no tax legislation is ultimately enacted that specifically covers our 1997 combination, the enactment of other tax proposals that have been or may be made in the future to address expatriation transactions could have a material impact on our future tax burden. Other federal and state legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. or state government contracts. We are unable to predict the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area. There has recently been negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company.

BERMUDA LAW DIFFERS FROM THE LAWS IN EFFECT IN THE UNITED STATES AND MAY AFFORD LESS PROTECTION TO HOLDERS OF OUR SECURITIES.

    Holders of Tyco common shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

    As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Under Bermuda law, directors and officers may have a personal interest in contracts or arrangements with a company or its subsidiaries' transactions so long as such personal interest is first disclosed to the company. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only do so on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company.

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

    Our former Board of Directors retained the law firm of Boies, Schiller & Flexner LLP in April 2002 to conduct an investigation. The scope of the investigation consisted of a review and analysis of transactions between and among Tyco and its subsidiaries and our directors and officers. The findings of the first phase (Phase 1) were reported on September 17, 2002 in a Current Report on Form 8-K.

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

    - Our prior senior management engaged in a pattern of aggressive accounting which, even when in accordance with generally accepted accounting principles, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed; and

    - Reversal or restatement of prior accounting entries and treatments resulting from the aggressive accounting pursued by prior senior management would not materially adversely affect our reported revenue, earnings and cash flow for 2003 and thereafter.

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

    New senior management is committed to improving the state of our internal controls, corporate governance and financial reporting. Our Board of Directors and new senior management have initiated the following actions:

    - Replaced the Board of Directors;

    - Created new Board charters;

    - Created a new employee guide to ethical conduct and conducted worldwide employee meetings to train employees;

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

    - Created an Ombudsman network;

    - Continued to initiate a process of conducting intensified internal audits, detailed controls and operating reviews, and reported the results of such audits and reviews;

    - Development of an accounting policy and procedures manual to ensure conformity with GAAP;

    - Development of a treasury department policies and procedures manual to ensure appropriate utilization of funds;

    - Expanded the resources and responsibilities of the internal audit function, with a senior internal audit officer who reports directly to the Audit Committee of the Board of Directors; and

    - Created disclosure committees that include senior personnel from the legal, finance and human resources departments throughout our businesses, and which are responsible for reviewing results of operations, evaluating compliance with policies and procedures and communicating material findings to the Company's CEO and CFO.

    Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives. Our Board of Directors and new senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance. We have committed considerable resources to date on the aforementioned reviews and remedies. A review of controls of a company the size of Tyco, which includes approximately 2,300 subsidiaries, is not a one-time event. We are committed to ongoing periodic reviews of our controls and their effectiveness, the results of which will be reported to our shareholders. During the quarter ended March 31, 2003, the Company continued to initiate a process of conducting intensified internal audits and detailed controls and operating reviews were conducted, resulting in pre-tax charges of $905.9 million being recorded in the quarter, consisting of $471.4 million for charges related to current period changes in estimates and $434.5 million for charges related to prior periods. Our controls are improving and new senior management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. There can be no assurances, however, that new problems will not be found in the future. We expect to continue to improve our controls with each passing quarter. It will take some time, however, before we have in place the rigorous controls that our Board of Directors and new senior management desires and our shareholders deserve.

    Within the past 90 days, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by senior management. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that these procedures and controls are effective, given the cautions stated above. Other than as described above, this quarter, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls. The Company will continue to make ongoing assessments of these controls and procedures periodically.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

SECURITIES CLASS ACTIONS

    As previously reported in our periodic filings, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions.

    All of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. In six of the actions, plaintiffs have moved to have their cases remanded to state courts.

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

    On March 31, 2003, Tyco made a motion to dismiss the consolidated class action complaint. The other defendants moved to dismiss shortly thereafter.

    As previously reported in our periodic filings, on November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint in the United States District Court for the District of New Jersey against Tyco, our auditors, and certain of our former directors and officers. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 24, 2003, the plaintiffs filed an amended complaint. By order dated March 26, 2003, the District Court of New Hampshire assigned the case to the Securities Actions pending before it.

    As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Sections 421-B:25(II) & (III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under
Section 20A of the Securities Exchange Act of 1934; against Tyco under
Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, and the New Jersey RICO Statute on the basis of respondeat superior liability; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder; and against Tyco, our auditors, and certain of the individual defendants for violation of, aiding and abetting violation of, and conspiracy to violate the New Jersey RICO Statute. Finally, claims are asserted against the individual defendants and our auditors for aiding and abetting the individual defendants' breaches of fiduciary duties.

    The amended complaint asserts that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing real estate transactions; their improper accounting practices; payment of $20 million to one of our former directors and a charity of which he is a trustee; criminal conduct of certain former executives; and the criminal investigation of our former Chief Executive Officer. Plaintiffs seek damages, including treble damages and punitive damages, along with attorneys' fees and costs.

    As previously reported in our periodic filings, in November 2002, a class action complaint, SCHULDT LIMITED PARTNERSHIP V. TYCO INTERNATIONAL LTD., ET AL., was filed in the Circuit Court for Palm Beach County, Florida, asserting causes of action against Tyco and certain of our former directors and officers under the Securities Act of 1933. Defendants removed the case to the United States District Court for the Southern District of Florida and plaintiffs have moved that Court to remand the action to state court. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

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

    As previously reported in our periodic filings, in December 2002, four additional class action complaints were filed in the Circuit Court for Palm Beach County, Florida: (1) HROMYAK V. TYCO INTERNATIONAL LTD., ET AL.;
(2) RAPPOLD V. TYCO INTERNATIONAL LTD., ET AL.; (3) MYERS V. TYCO
INTERNATIONAL LTD., ET AL.; AND (4) GOLDFARB V. TYCO INTERNATIONAL LTD., ET AL. Plaintiffs in each of these actions also assert claims against Tyco, certain of our former directors and officers, and in three instances our auditors under the Securities Act of 1933, and seek class certification, compensatory damages and attorneys' fees and expenses. Defendants removed these four actions from Florida state court to the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the actions to the United States District Court for the District of New Hampshire.

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

    Defendants removed these four actions from Florida state court to the United States District Court for the Sourthern District of Florida and they have been transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Hampshire. Plaintiffs in these four actions have moved to have their cases remanded to the Florida state court.

    Plaintiffs Philip M. Cirella, Philip Cirella and Marguerite Cirella, who purport to be common stock shareholders in Tyco International Ltd., filed suit against Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick in the United States District Court for the District of New Jersey. Plaintiff Philip M. Cirella alleges that he was a shareholder in CIT who received common shares of Tyco when it acquired CIT in 2000, and later purchased additional Tyco shares with Marguerite Cirella. Plaintiffs assert a cause of action against all defendants for violation of Section 10(b) and 10(b)(5) of the Securities Exchange Act of 1934 and a cause of action against the individual defendants for violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants failed to disclose related-party transactions, including the following: providing interest free loans, forgiving personal loans, purchasing personal properties, using company funds to purchase personal items, selling individual Tyco shares while concealing information from investors, and failing to disclose an ongoing criminal investigation of Kozlowski, all of which resulted in an artificially-inflated stock price. Plaintiffs seek compensatory damages and costs against all defendants and punitive exemplary damages against the individual defendants. The Judicial Panel on Multidistrict Litigation has been notified that this may be an action that should be transferred to the United States District Court for the District of New Hampshire.

SHAREHOLDER DERIVATIVE LITIGATION

    As previously reported in our periodic filings, five actions have been filed purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain former directors of Tyco and against Tyco as a nominal defendant.

    Two of these actions were filed in the United States District Court for the District of New Hampshire. A third action was transferred to that Court by the Judicial Panel on Multidistrict Litigation. The fourth derivative action is pending in the Supreme Court of the State of New York (New York County). Plaintiffs in that state court action have agreed to stay the action pending resolution of the federal action. The fifth derivative action, O'BRIEN V. ASHCROFT, ET AL., was filed in the Superior Court of New Hampshire (Rockingham County) on January 7, 2003. The complaint alleges causes of action against thirteen of our former officers and directors for breach of fiduciary duties, ultra vires acts and waste of corporate assets. These claims are based on allegations of, among other things, unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit; and payment of $20 million to one of our former directors and a charity of which he is trustee. The complaint alleges causes of action against our auditors, PricewaterhouseCoopers LLP ("PwC"), for aiding and abetting breach of fiduciary duty, professional negligence and breach of contract. These claims are based on allegations that PwC, among other things, violated Generally Accepted Accounting Standards and Generally Accepted Accounting Principles in connection with its auditing of the Company's financial statements and negligently performed its professional duties in a manner that permitted the wrongful conduct of the individual defendants.

    On January 29, 2003, plaintiffs in the actions pending in the United States District Court for the District of New Hampshire filed a Verified Stockholders' First Consolidated and Amended Derivative Complaint against certain former officers and certain former directors of Tyco, our auditors, and Tyco as a nominal defendant. As to our former personnel, the complaint asserts causes of action for breach of fiduciary duty and waste of corporate assets. As against our auditors, the complaint asserts causes of action for negligence, negligent misrepresentations, and breach of contract. The action alleges that individual defendants engaged in, permitted and /or acquiesced in the following alleged improper conduct: using Tyco funds for personal benefit, including misappropriation of funds from our Key Employee Loan Program and relocation programs; engaging in improper self-dealing real estate transactions; entering into improper undisclosed retention agreements; and filing false and misleading financial statements with the Securities and Exchange Commission that were based on improper accounting methods. Plaintiffs seek money damages and attorneys' fees and expenses.

    On March 17, 2003, Tyco moved to dismiss the consolidated and amended complaint on the ground that Tyco is already pursuing claims against four of its former officers and directors, and Tyco should remain in control of its claims and potential claims. The other defendants have since moved to dismiss as well.

ERISA LITIGATION AND INVESTIGATION

    As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein.

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

    On April 4, 2003, Tyco and several other defendants moved to dismiss the consolidated complaint. Shortly thereafter the other defendants also moved to dismiss.

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

TYCO LITIGATION AGAINST FORMER SENIOR MANAGEMENT

    TYCO INTERNATIONAL LTD V. MARK A. BELNICK, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, NO. 02-CV-4644, FILED JUNE 17, 2002. As previously reported in our periodic filings, we have filed a civil complaint against our former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant: solicited and accepted cash and stock bonuses without Board approval; took interest-free loans from our relocation program without Board approval; failed to disclose to the Board and to the SEC his Retention Agreement and compensation; failed to advise the Board of the improper conduct of other officers; refused to cooperate with internal investigations; and engaged in other improper conduct. The complaint asserts causes of action for breach of fiduciary duty, inducement to breach fiduciary duty, conspiracy to breach fiduciary duty, fraud and other wrongful conduct and seeks to recover compensation and profits received from employment at Tyco, repayment of all loans fraudulently procured, with interest, damages for the harm caused to us, and punitive damages. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office to delay discovery until after the completion of its prosecution of Mr. Belnick and other former Tyco officers. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

    TYCO INTERNATIONAL LTD. V. FRANK E. WALSH, JR., UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, NO. 02-CV-4633, FILED JUNE 17, 2002. As previously reported in our periodic filings, we have filed a civil complaint against a former director for breach of fiduciary duty, inducing breaches of fiduciary duty, and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. See "--Subpoenas and document requests from Governmental Entities". Our claims against Mr. Walsh are still pending. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

    TYCO INTERNATIONAL LTD. V. L. DENNIS KOZLOWSKI, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, NO. 02-CV-7317, FILED SEPTEMBER 12, 2002, AMENDED APRIL 1, 2003. As previously reported in our periodic filings, we have filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct. The Company amended that complaint on April 1, 2003. The amended complaint alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, a constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by us as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted stock and options, obtained by Mr. Kozlowski during the course of this conduct. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

    TYCO INTERNATIONAL LTD. V. MARK H. SWARTZ, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF NEW YORK, NO. 03-CV-2247 (TPG), FILED APRIL 1, 2003. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. That arbitration claim alleged that Mr. Swartz breached his fiduciary duty and otherwise engaged in wrongful conduct relating to his employment by Tyco. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in other unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, a constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and of all remuneration, including restricted and unrestricted stock and options, obtained by Mr. Swartz during the course of this conduct. Mr. Swartz must move, answer or otherwise respond to the complaint by May 30, 2003.

    TYCO INTERNATIONAL, LTD. V. L. DENNIS KOZLOWSKI AND MARK H. SWARTZ, UNITED STATES DISTRICT COURT SOUTHERN DISTRICT OF NEW YORK, NO. 02-CV-9705, FILED DECEMBER 6, 2002. As previously disclosed in our periodic filings, we have filed a civil complaint against our former Chairman and Chief Executive Officer and our former Chief Financial Officer pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

SUBPOENAS, DOCUMENT REQUESTS FROM GOVERNMENTAL ENTITIES AND CRIMINAL PROCEEDINGS AGAINST FORMER MANAGEMENT

    As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating fully with these investigations and are complying with these requests.

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

    On February 19, 2003, a federal grand jury in Concord, New Hampshire returned an indictment against Mark Swartz accusing him of failing to report a bonus that he received from Tyco. In particular, Swartz allegedly received a $12.5 million bonus in 1999, but did not include this bonus on his tax return. Swartz has pleaded not guilty and a trial has been set for July 8, 2003.

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

ENVIRONMENTAL INVESTIGATION

    As previously reported in our periodic filings, we became aware in June 2001 that the Office of the U.S. Attorney for the District of Connecticut had initiated an investigation of one of the sites in our Electronics segment. Subsequently, we were notified that the subsidiary was the target of a federal Grand Jury investigation concerning alleged Clean Water Act violations. We understand that the government investigation concerns manufacturing facilities in Manchester and Stafford, Connecticut.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2003 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 6, 2003. All company proposals submitted at the Meeting were passed as described below. The following is a brief description of each matter voted upon at the Meeting.

    PROPOSAL 1.  To elect the Board of Directors of the Company:

    The following is a tabulation of the votes submitted in respect of Proposal
1. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate. There were zero broker non-votes.

                                                        NUMBER OF                  NUMBER OF
                                                        VOTES FOR        %       VOTES WITHHELD      %
                                                      -------------   --------   --------------   --------
Edward D. Breen.....................................  1,743,317,214    98.18       32,311,231       1.82
John A. Krol........................................  1,747,251,603    98.40       28,376,842       1.60
Jerome B. York......................................  1,665,667,205    93.81      109,961,240       6.19
Mackey J. McDonald..................................  1,747,173,994    98.40       28,454,451       1.60
George W. Buckley...................................  1,747,240,391    98.40       28,388,054       1.60
Bruce S. Gordon.....................................  1,747,273,516    98.40       28,354,929       1.60
Dennis C. Blair.....................................  1,747,157,075    98.40       28,471,370       1.60
Brendan R. O'Neil...................................  1,665,566,245    93.80      110,062,200       6.20
Sandra S. Wijnberg..................................  1,665,395,220    93.79      110,233,225       6.21
H. Carl McCall......................................  1,746,438,938    98.36       29,189,507       1.64

    PROPOSAL 2. A proposal of the Board of Directors to re-appoint PricewaterhouseCoopers as the independent auditors and to authorize the Audit Committee to fix the auditors' remuneration:

    A total of 1,318,273,345 (75%) shares were voted for and 444,506,191 (25%)
shares were voted against this proposal. There were 12,848,909 abstentions and zero broker non-votes.

    PROPOSAL 3. A proposal of the Board of Directors to increase the number of authorized common shares and to amend the Company's Bye-Laws to reflect such increase.

    A total of 1,526,037,974 (87%) shares were voted for and 237,012,565 (13%)
shares were voted against this proposal. There were 12,577,906 abstentions and zero broker non-votes.

    PROPOSAL 4. A shareholder proposal to adopt a policy of phasing out the manufacture of PVC-containing or phthalate-containing medical supplies.

    A total of 39,582,088 (3%) shares were voted for and 1,320,969,993 (97%)
shares were voted against this proposal. There were 58,025,694 abstentions and 357,050,670 broker non-votes.

    PROPOSAL 5. A shareholder proposal that shareholder approval be required for certain future severance agreements with senior executives.

    A total of 807,262,255 (58%) shares were voted for and 590,972,310 (42%)
shares were voted against this proposal. There were 20,343,210 abstentions and 357,050,670 broker non-votes.

    PROPOSAL 6. A shareholder proposal to adopt an executive compensation policy that all future stock option grants to senior executives have an option exercise price indexed or linked to an industry peer group stock performance index.

    A total of 153,772,539 (11%) shares were voted for and 1,243,213,745 (89%)
shares were voted against this proposal. There were 21,591,491 abstentions and 357,050,670 broker non-votes.

    PROPOSAL 7. A shareholder proposal to change the Company's jurisdiction of incorporation from Bermuda to Delaware.

    A total of 356,991,864 (26%) shares were voted for and 1,029,482,151 (74%)
shares were voted against this proposal. There were 32,103,760 abstentions and 357,050,670 broker non-votes.

    PROPOSAL 8. A shareholder proposal to amend the Bye-Laws to require that, effective upon the expiration of the CEO's existing employment agreement, an independent director who has not served as CEO of the Company shall serve as chairman of the Board of Directors.

    A total of 418,716,566 (30%) shares were voted for and 976,029,048 (70%)
shares were voted against this proposal. There were 23,832,161 abstentions and 357,050,670 broker non-votes.

    PROPOSAL 9. A shareholder proposal to adopt a policy that the Company will obtain only audit services from the Company's independent accountants.

    A total of 146,315,609 (10%) shares were voted for and 1,250,004,418 (90%)
shares were voted against this proposal. There were 22,257,748 abstentions and 357,050,670 broker non-votes.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


 3.1 Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (filed herewith to make this exhibit electronically available because it was last filed with the Commission in paper format.)
 3.2 Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (filed herewith to make this exhibit electronically available because it was last filed with the Commission in paper format.)
 3.3 Bye-Laws of Tyco International Ltd. (incorporating all amendments as of March 6, 2003). (filed herewith).

10.1  Eric M. Pillmore Employment Agreement effective August 12,
      2002 and executed on January 29, 2003. (filed herewith).

10.2  364-Day Revolving Credit Agreement dated as of January 31,
      2003 among Tyco International Group S.A., Tyco
      International Ltd., Sensormatic Electronics Corporation,
      Scott Technologies Inc., Innerdyne, Inc., the banks named therein and Bank of America, N.A., as Administrative Agent.
      (filed herewith).

10.3 Tyco International (US) Inc. Deferred Compensation Plan as amended through June 2002. (filed herewith).

18.1  Preferability Letter (filed herewith).

    (b) Reports on Form 8-K

    Current Report on Form 8-K furnished pursuant to Item 9 on January 6, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated January 6, 2003 announcing that Tyco obtained commitment letters from various banks for a new $1.5 billion credit facility, reaffirming guidance for the first quarter of fiscal 2003 and announcing the addition of intercompany guarantees to support its credit rating.

    Current Report on Form 8-K filed pursuant to Item 5 on January 9, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated January 9, 2003 announcing its intent to purchase, through its wholly-owned subsidiary, Tyco International Group S.A., Tyco International Group's Zero Coupon Convertible Debentures due February 12, 2021 with cash.

    Current Report on Form 8-K filed pursuant to Item 5 on January 14, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated January 14, 2003 announcing that holders of Zero Coupon Convertible Debentures due February 12, 2021 issued by its wholly-owned subsidiary, Tyco International Group S.A., have the right to surrender their debentures for repurchase as of this date.

    Current Report on Form 8-K furnished pursuant to Item 9 on January 22, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated January 22, 2003 announcing the Company's results for the first fiscal quarter.

    Current Report on Form 8-K furnished pursuant to Item 9 on January 31, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated January 31, 2003 announcing that Tyco International Group S.A., its wholly-owned subsidiary, entered into a new 364-day unsecured revolving bank credit facility.

    Current Report on Form 8-K filed pursuant to Item 5 on February 13, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated February 13, 2003 announcing the results of its offer to repurchase Zero Coupon Convertible Debentures due February 12, 2021 issued by its wholly-owned subsidiary, Tyco International Group S.A.

    Current Report on Form 8-K filed pursuant to Item 5 on March 13, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated
March 12, 2003 announcing that Tyco expects to take non-cash pre-tax charges that are estimated to be between $265 million to $325 million, confirming the Company's prior cash flow guidance and announcing a top management change at its Fire and Security segment.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TYCO INTERNATIONAL LTD.
                                            By:
                                                          /s/ DAVID J. FITZPATRICK
                                                 -----------------------------------------
                                                            David J. FitzPatrick
                                                          EXECUTIVE VICE PRESIDENT
                                                        AND CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                                  OFFICER)
Date: May 15, 2003

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

Date: May 15, 2003


                                                            /s/ EDWARD D. BREEN
                                               --------------------------------------------
                                                              Edward D. Breen
                                                          CHIEF EXECUTIVE OFFICER

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

Date: May 15, 2003


                                                         /s/ DAVID J. FITZPATRICK
                                               --------------------------------------------
                                                           David J. FitzPatrick
                                                          CHIEF FINANCIAL OFFICER