Form 10-K/A
period 2002-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2003-07-29
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 ON FORM 10-K/A
TO FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0390500 (IRS Employer Identification No.)
The Zurich Centre, Second Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda (Address of registrant's principal executive office)
441-292-8674 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, Par Value $0.20	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2) Yes ☒    No ☐.

        The aggregate market value of voting common shares held by nonaffiliates of registrant was $35,222,039,973 as of July 25, 2003.

        The number of common shares outstanding as of July 25, 2003 was 1,997,333,756.

DOCUMENTS INCORPORATED BY REFERENCE

        See pages 32 to 35 for the exhibit index.

INTRODUCTORY NOTE

Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

        This Amendment No. 2 on Form 10-K/A is being filed to restate certain amounts (see "Restatement" within Note 1 for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998, in connection with a review of our financial statements and related disclosures by the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "SEC").

        During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified prior period information to reflect this change. In addition, during the quarter ended March 31, 2003, management began evaluating segment performance based upon operating results inclusive of restructuring, impairments, and certain other charges that had previously been characterized by management as unusual. Previously, such charges had been excluded from management's evaluation of segment performance. Accordingly, operating income or loss by segment has been shown to reflect these changes. Prior year amounts have been conformed accordingly, and as such, include the charges for amounts previously excluded from management's internal reporting.

        In addition, the Company updated its "Risk Factors" within the Business Section.

        This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on December 30, 2002.

        The items amended are as follows:

Part I, Item 1.	Business
Part II, Item 6.	Selected Financial Data
Part II, Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Part II, Item 8.	Financial Statements and Supplementary Data
Part III, Item 14.	Controls and Procedures
Part III, Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Recent Developments

        Tyco's wholly-owned subsidiary, Tyco International Group, S.A. ("TIG"), repurchased all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013 on June 16, 2003. The total Dollar Price paid was $902 million based upon the $750 million par value of the Drs. plus the difference between a Base Rate of 5.55% and the then current ten-year United States Treasury yield-to-maturity. The payment was made from available cash. The portion of the payment in excess of par ($152 million) is recorded as an expense in the third fiscal quarter of 2003, which reduces earnings per share by 7 cents in the quarter.

        A class action complaint was filed in the United States District Court for the Southern District of Florida, Ezra Charitable Trust v. Tyco International Ltd. & E. Breen on May 28, 2003, purporting to represent a class of purchasers of Tyco securities between December 30, 2002 to March 12, 2003. Plaintiffs name as defendants Tyco and Edward D. Breen, Tyco's Chairman and Chief Executive Officer. The complaint asserts a cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against both defendants. As against defendant Breen, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, Tyco's financial and operating condition and financial prospects for Tyco and its ADT business segment and the results of its investigation of its former management.

        Three plaintiffs filed a civil complaint in the Superior Court of the State of California (Los Angeles County) in Hess v. Tyco International, Ltd., et al. on June 2, 2003. Plaintiffs name as defendants Tyco and twelve of our former officers and directors. The complaint asserts four causes of action under the California Corporate Securities Laws of 1968. The complaint alleges that plaintiffs purchased, in exchange for releases of claims against Tyco, Tyco common shares based on Tyco's materially false and misleading statements and omissions about the company's finances, business operations and share value.

        Four plaintiffs filed a civil complaint in the United States District Court for the Eastern District of Michigan in Wilson v. Tyco International Ltd. et al on June 3, 2003. Plaintiffs name as defendants Tyco International Ltd., Tyco International (US), Tyco Acquisition Corp. VII and Earth Tech EMS Holdings Inc., d/b/a Earth Tech. The complaint asserts causes of action for breach of contract, negligent misrepresentation, fraudulent misrepresentation and exemplary damages. Plaintiffs allege that during the course of negotiations for the acquisition of two companies by Earth Tech, a division of Tyco, defendants made material misrepresentations to plaintiffs and that after the contracts of sale had been finalized, breached material terms of the contracts. Plaintiffs also allege that defendants engaged in accounting manipulations that caused significant harm to the two companies and that, as a result, plaintiffs were denied fair payment for their companies, which lost fair market value.

        Plaintiffs in the pending District of New Hampshire consolidated multidistrict shareholder derivative litigation filed a Verified Stockholders' Second Consolidated and Amended Derivative Complaint, Evans v. Kozlowski et al. on June 12, 2003. This second amended complaint drops as defendants Tyco's auditors, and adds as defendants each of the members of the current Board of Directors of Tyco. The second amended complaint alleges against all defendants causes of action for breach of fiduciary duty and equitable fraud, and for waste of corporate assets and equitable fraud. The second amended complaint alleges that the defendants who are former directors and officers of Tyco engaged in, permitted and/or acquiesced in the following alleged improper conduct: using Tyco funds for personal benefit, including misappropriation of funds from our Key Employee Loan Program and relocation programs; engaging in improper self-dealing real estate transactions; entering into improper undisclosed retention agreements; and filing false and misleading financial statements with the SEC that were based on improper accounting methods. The second amended complaint alleges that the defendants who are current directors of Tyco engaged in, permitted and/or acquiesced in the following alleged improper conduct: making misstatements and omissions in order to disclose certain accounting issues slowly over time in order to maintain an allegedly artificial inflation of Tyco's stock price; making misstatements and omissions in recommending in the February 2003 proxy statement against reincorporation in Delaware; making misstatements and omissions in recommending in the February 2003 proxy statement against a proposal to separate the positions of CEO and Chairman; and other allegedly improper conduct. Plaintiffs seek money damages and attorneys' fees and expenses.

        A class action complaint was filed on July 1, 2003 in the United States District Court for the Southern District of Florida, Chang v. Tyco International Ltd. & Breen purporting to represent a class of purchasers of Tyco Securities between December 30, 2002 to March 12, 2003. Plaintiffs name as defendants Tyco and Edward D. Breen, Tyco's Chairman and Chief Executive Officer. The complaint asserts a cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against both defendants. As against defendant Breen, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, Tyco's financial and operating condition and financial prospects for Tyco and its ADT business segment and the results of its investigation of its former management.

TABLE OF CONTENTS

		Page

Part I
Item 1.	Business	5
Part II
Item 6	Selected Financial Data	26
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Part III
Item 14.	Controls and Procedures	29
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	32
Signatures		36
Index to Consolidated Financial Statements		39

PART I

Item 1. Business

Introduction

        Tyco International Ltd. ("we" or "Tyco") is a diversified manufacturing and service company that, through its subsidiaries:

  •
  designs, manufactures, installs, monitors and services electronic security and fire protection systems;

  •
  designs, manufactures and distributes electrical and electronic components, and designs, manufactures, installs, operates and maintains undersea fiber optic cable communications systems;

  •
  designs, manufactures and distributes medical devices and supplies;

  •
  designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental consulting services; and

  •
  designs, manufactures and distributes plastic products, adhesives and films.

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

I.     Fire and Security Services

        Tyco is the world's leading provider of both electronic security services and fire protection services. With fiscal 2002 revenues of $10,639.0 million, our Fire and Security Services businesses comprise approximately 30% of our total revenues from continuing operations. The group's products and services include:

  •
  designing, manufacturing, installing, monitoring and servicing electronic security systems;

  •
  designing, manufacturing, installing and servicing a broad line of fire detection, suppression systems, and manufacturing and servicing of fire extinguishers and related products; and

  •
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

        We market our electronic security services to commercial and residential customers through both a direct sales force and an authorized dealer network. During fiscal 2002, we refocussed our ADT dealer program, encouraging growth in some geographic areas while curtailing activities in others, as part of an enhanced focus on return on investment. A separate national accounts sales force services most commercial customers. We also utilize advertising, telemarketing and direct mail to market our services.

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

II.    Electronics

        Tyco is the world's leading supplier of passive electronic components and a leading provider of undersea fiber optic networks and services. With fiscal 2002 revenues of $10,464.1 million, our Electronics businesses comprise approximately 30% of our total revenues from continuing operations. The group's products and services include:

  •
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

  •
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

Tyco Telecommunications

        Tyco Telecommunications is a leading provider of undersea fiber optic networks and services. Tyco Telecommunications' products and services include: designing, manufacturing and installing undersea cable communications systems; servicing and maintaining major undersea cable networks; and designing, manufacturing and installing a global undersea fiber optic network, known as the Tyco Global Network™ ("TGN"). Tyco Telecommunications operates, maintains and sells bandwidth capacity on the TGN. In the near term, due to market conditions in the telecommunications industry, the focus of Tyco Telecommunications is on maintenance services on existing systems and selling bandwidth capacity on the TGN.

III.  Healthcare

        Tyco is a world leader in the medical products industry and has a strong leadership position in the plastics industry. With fiscal 2002 revenues of $7,899.1 million, our Healthcare businesses comprise approximately 22% of our total revenues from continuing operations. The group's products include:

  •
  a wide variety of medical devices and supplies, including laparoscopic instruments; sutures and surgical staplers; electro-surgical instruments; pulse oximeters; ventilators; imaging reagents; needles and syringes;

  •
  products for vascular therapy and wound care; bulk and unit dose pharmaceuticals; and

  •
  retail brand adult incontinence care, infant care and feminine hygiene products.

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

        Tyco Healthcare's Mallinckrodt Pharmaceutical Division comprises three businesses—Bulk Pharmaceuticals (active pharmaceutical ingredients), Dosage Pharmaceuticals and Specialty Chemicals. These businesses are connected by common chemical manufacturing technology and shared facilities. The Bulk Pharmaceuticals business is the largest producer of narcotics in the United States and of acetaminophen worldwide. Ninety-five percent of these products are used within the pharmaceutical industry to manufacture dosage form drugs. The Dosage Pharmaceuticals segment has three distinct segments: generic narcotic pharmaceuticals, branded central nervous systems products and contract pharmaceutical manufacturing for third parties. These products are sold to major wholesalers and drug store chains. The Specialty Chemicals business includes a wide array of specialty chemicals targeted at: research and development and analytical laboratories; process materials used to manufacture biopharmaceuticals; and specialty chemicals used to manufacture semiconductor chips, many of which are sold under the J.T. Baker name.

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

IV.    Engineered Products and Services

        Tyco is the world's leading manufacturer of industrial valves and controls. With fiscal 2002 revenues of $4,709.3 million, our Engineered Products and Services businesses comprise approximately 13% of our total revenues from continuing operations. The group's products and services include:

  •
  manufacturing and servicing valves and related devices, as well as other engineered products solutions;

  •
  manufacturing steel pipe and tubular goods and electrical raceway products, including steel conduit, pre-wired armored cable, flexible conduit, steel support systems and fasteners, cable tray and cable ladder;

  •
  providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets; and

  •
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

V.     Tyco Plastics and Adhesives

        Tyco Plastics & Adhesives consists of Tyco Plastics, A&E Products, Tyco Adhesives and Ludlow Coated Products. With fiscal 2002 revenues of $1,878.3 million, our Plastics and Adhesives businesses comprise approximately 5% of our total revenues from continuing operations. The group's products include:

  •
  polyethylene film and film products such as flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives; and

  •
  plastic garment hangers, disposable dinnerware, and pipeline coatings for the oil, gas and water distribution industries.

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

Backlog

        At September 30, 2002, we had a backlog of unfilled orders of $11,015.5 million, compared to a backlog of $11,084.6 million at September 30, 2001. We expect that approximately 76% of our backlog at September 30, 2002 will be filled during fiscal 2003. Backlog by reportable industry segment is as follows ($ in millions):

	September 30,
	2002	2001
	(restated)
Fire and Security Services	$6,691.5	$6,163.4
Engineered Products and Services	1,873.4	2,023.0
Electronics	2,076.5	2,719.9
Healthcare	239.7	85.5
Plastics and Adhesives	134.4	92.8

	$11,015.5	$11,084.6

        Backlog for Fire and Security Services includes recurring "revenue in force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of recurring revenue in force at September 30, 2002 and 2001 is $3,483.9 million and $3,099.6 million, respectively. Within the Fire and Security Services segment, backlog increased primarily due to an increase in recurring revenue in force as a result of growth in certain geographies in the ADT dealer program, offset in part by the curtailment, and in certain end-markets, the termination of the ADT dealer program. Backlog also increased due to growth at our U.K. Fire Protection business and the acquisition of Sensormatic, which resulted in an addition of approximately $57 million to backlog. Fiscal 2002 and 2001 backlog decreased slightly as a result of excluding backlog related to other Tyco businesses.

        Backlog for Engineered Products and Services decreased slightly due to contract cancellations in the non-residential, long-term construction market, partially offset by the impact of acquisitions. Fiscal 2001 backlog for this segment has been increased by $175.1 million as a result of certain long-term contracts not previously reported offset by an adjustment to reflect net revenues instead of gross revenues at Tyco Infrastructure Services. Of the $643.4 million decrease within the Electronics segment, backlog decreased approximately $500 million as there were no new contracts for undersea cable communication systems signed in fiscal 2002 as a result of the downturn in the telecommunications industry. Backlog also decreased in the electronics components group due to the cancellation and/or delay of orders by customers primarily in end-markets including the communications, computer and consumer electronics industries. Backlog in the Healthcare segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare segment to be a significant indicator of the level of future sales activity.

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

        The Healthcare segment has manufacturing facilities in North America, Europe and Asia. The group occupies approximately 23.1 million square feet, of which 14.3 million square feet are owned and 8.8 million square feet are leased.

        The Engineered Products and Services segment has manufacturing, warehouses and distribution centers throughout North America, Europe, the Asia-Pacific region and Central and South America. The group occupies approximately 28.8 million square feet, of which 18.8 million square feet are owned and 10.0 million square feet are leased.

        The Plastics and Adhesives segment has manufacturing facilties in North America, Europe & Asia. The group occupies approximately 12.2 million square feet, of which 8.2 million square feet are owned and 4.0 square feet are leased.

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

        Research activity at Tyco Electronics focuses specifically on new product development and a continuous expansion of technical capabilities. Tyco Healthcare focuses on technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies and on acquiring rights to new products. Research activity in Fire and Security Services relates mostly to the design of fire and intrusion alarm products and emergency alarm systems, as well as products related to electronic article surveillance. The Engineered Products and Services segment focuses on improvements in hydraulic design which controls the motion of fluids, resulting in new fire protection devices and flow control products. Tyco Plastics and Adhesives research activities consist primarily of new and improved product development.

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

        See Item 3. "Legal Proceedings" included in our Form 10-K filed on December 30, 2002 for a description of investigations initiated by certain government agencies.

Environmental Matters

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things, the generation, storage, use and transportation of hazardous materials; emissions or discharges into the ground, air or water; and the health and safety of our employees. Compliance with environmental laws, however, has not had, and based on current information and applicable laws, is not expected to have, a material adverse effect upon our capital expenditures, earnings or competitive position. See Item 3. "Legal Proceedings" included in our Form 10-K filed on December 30, 2002 for a description of a pending legal proceeding regarding alleged Clean Water Act violations involving one of our businesses within the Electronics segment.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our board of directors, and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current board of directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In addition, Tyco and some members of our former senior corporate management are subject to a SEC inquiry and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. On February 13, 2003, one of Tyco's insurance carriers filed an action in the Supreme Court of the State of New York seeking to rescind certain directors and officers liability and fiduciary liability insurance policies issued to Tyco and its directors, officers and fiduciaries on the basis of alleged misrepresentations made by our former senior corporate management. We are unable at this time to estimate what our ultimate liability in these matters may be, but we may be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations and liquidity.

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

        We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial condition, results of operations and liquidity.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We cannot assure you that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations and liquidity.

  An ongoing SEC review of our public filings may require us to further amend or restate our public disclosures.

        We continue to be engaged in a dialogue with the Staff of the SEC's Division of Corporation Finance as part of their review of our periodic filings with the SEC and are subject to an investigation by the SEC's Division of Enforcement. In connection with such review, we have agreed to restate our Consolidated Financial Statements for the quarters ended March 31, 2003 and December 31, 2002 and the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998. We are working to resolve the remaining comments that the Staff of the SEC's Division of Corporation Finance has made on our periodic filings as expeditiously as possible. We cannot assure you the resolution of the Staff's remaining comments or the resolution of the Division of Enforcement's investigation will not necessitate further amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against Tyco.

  The Phase 2 review was not an exhaustive review of our accounting and governance.

        In December 2002, we released a report summarizing the findings of the Phase 2 review. The Phase 2 review covered a variety of aspects of our accounting, including a review of many specific accounting policies and 15 of our most significant acquisitions. You should be aware that the review did have limitations, as it did not seek to go back and identify every accounting decision and every corporate act that was wrong or questionable over a multi-year period. Moreover, in part because of the passage of time, documentation was not always available; the documentation that was available was often dispersed; and the review did not have the benefit of information from prior senior corporate management. In addition, the conclusions reached by the review required the exercise of judgment, and others could disagree with its conclusions. Neither the SEC Division of Enforcement nor its Division of Corporation Finance has completed its review of our accounting, including the matters covered by the Phase 2 review.

        You should note that the review found that, during at least the five years preceding our prior CEO's resignation in June 2002, Tyco's prior management engaged in a pattern of aggressive accounting that, even when in accordance with generally accepted accounting principles, or GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed. This pattern may have had the effect of reducing the clarity and effectiveness of the financial statements in conveying to investors the most accurate picture of our operations and may affect the comparability of our historical financial results to our current and future results of operations.

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

Risks Relating to Our Substantial Debt and Our Liquidity

        We have substantial cash needs and will need to obtain additional funding to satisfy those needs.

        As of March 31, 2003, we have approximately $4.4 billion of debt payable at maturity or upon the option of the holders thereof through March 31, 2004. In addition, we have other substantial capital commitments in fiscal 2003, including the following:

  •
  approximately $650-$700 million of cash to acquire ADT accounts from dealers, of which approximately $360 million has been spent through March 31, 2003;

  •
  approximately $500 million of cash restructuring expenses relating to restructuring charges we have previously recorded, of which approximately $290 million has been spent through March 31, 2003;

  •
  approximately $350 million of cash purchase accounting spending, including earn-out payments, holdbacks of purchase price and the cost of exit plans, of which approximately $190 million has been spent through March 31, 2003; and

  •
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

  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

  •
  restrict our ability to introduce new technologies or exploit business opportunities;

  •
  make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness; and

  •
  increase the difficulty and/or cost to us of refinancing our indebtedness.

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

        Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facilities or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

  Downgrades of our ratings would adversely affect us.

        Certain downgrades by Moody's and S&P would permit the providers of our receivables facilities to cease further purchases under the facilities and would increase the interest cost of our credit facility borrowings. It may also increase our cost of capital and make it harder for us to obtain new financing.

Risks Relating to Our Businesses

  Cyclical industry and economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

        Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of our Fire and Security Services and Engineered Products and Services segments is significantly affected by levels of commercial construction and consumer and business discretionary spending. Most importantly, our electronics components business is heavily dependent on the end markets it serves and therefore has been affected by the weak demand and declining capital investment in the communications, computer, consumer electronics, industrial machine and aerospace industries. We have also experienced pricing pressures, which have reduced our margins in several of our businesses, and we cannot assure you that there will be significant margin improvements in the near future. This cyclical impact can be amplified because some of our business segments purchase products from other business segments. For example, our Fire and Security Services segment purchases certain products sold by our Engineered Products and Services segment. Therefore, a drop in demand for our fire prevention products, due to lower new residential or office construction or other factors, can cause a drop in demand for certain of our products sold by our Engineered Products and Services segment.

  We will not be able to grow our business at the same rate as we have in the past due to reduced acquisition activity and capital constraints.

        Acquisitions of complementary products and businesses have been an important part of Tyco's growth in prior years. Our current business strategy and near-term actions will focus on conserving cash and enhancing internal growth within our existing businesses. In addition, our new credit agreement imposes restrictions on our ability to consummate new acquisitions. Our business requires substantial capital expenditures for new technology and product innovation, expansion or replacement of facilities and equipment and compliance with environmental laws and regulations. We may be required to pay significant amounts in excess of any insurance coverage as a result of settlements of or judgments in pending litigation. In addition, we may require access to capital in order to repay substantial indebtedness which matures in the remainder of calendar 2003 and in future periods. The use of available capital resources to repay indebtedness, combined with our reduced share price, will limit our ability to make acquisitions of other companies and to purchase new contracts under the ADT dealer program. As a result, we do not anticipate that we will experience growth in the foreseeable future that is comparable to our historic growth.

  Our operations expose us to the risk of material environmental liabilities, litigation and violations.

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges into the ground, air or water; and the health and safety of our employees. There can be no assurances that we have been or will be at all times in compliance with environmental laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. One of our subsidiaries in our Electronics segment was advised by the U.S. Attorney for the District of Connecticut that it is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at two manufacturing plants. We understand that employees at these plants are subjects of the investigation relating to violations of applicable permits, and that two former supervisors at one of these plants, have pleaded guilty to felony violations of the Clean Water Act.

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

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of March 31, 2003, we concluded that the best estimate within this range is approximately $269 million, of which $32 million is included in accrued expenses and other current liabilities and $237 million is included in other long-term liabilities on the Consolidated Balance Sheet as of March 31, 2003. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

  We may be required to recognize additional impairment charges.

        Pursuant to GAAP, we are required to periodically assess our goodwill to determine if it is impaired. Further disruptions to our business, protracted economic weakness, unexpected significant declines in operating results of reporting units, continued downgrades in our credit ratings or additional market capitalization declines may result in additional charges to goodwill and other asset impairments in the future. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

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

  Our ADT business has recently experienced higher rates of customer attrition, which may reduce our future revenues and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our global electronic security services business have increased to 14.4% on a trailing 12-month basis for the quarter ended March 31, 2003, compared to 13.2%, 12.3% and 13.0% for the full fiscal years ended September 30, 2002, 2001 and 2000, respectively. If attrition rates continue to rise, ADT's recurring revenues and results of operations will be adversely affected. In the second quarter of fiscal 2003, the Company retroactively changed the amortization of costs of ADT's contracts and related customer relationships purchased through the ADT dealer program from a straight-line method generally over a ten-year period to a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. No change was made in the method used for the internally generated residential and commercial account pools, since the Company concluded that the straight-line method was most appropriate given the most recently observed attrition data for those account pools. If the attrition rates were to rise for these account pools, then the Company may be required to accelerate the amortization of the costs related to these pools.

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

        Holders of Tyco securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States. See "Enforcement of Civil Liabilities."

        As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Under Bermuda law, directors and officers may have a personal interest in contracts or arrangements with a company or its subsidiaries transactions so long as such personal interest is first disclosed to the company. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only do so on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company.

Available Information

        Our Internet website is http://investors.tycoint.com/edgar.cfm. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

PART II

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial information of Tyco as, at and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998. This selected financial information should be read in conjunction with Tyco's Consolidated Financial Statements and related notes. The selected financial data reflect the combined results of operations and financial position of Tyco, United States Surgical Corporation ("U.S. Surgical") and AMP Incorporated ("AMP"). During fiscal 1999, subsidiaries of Tyco merged with U.S. Surgical and AMP. Both merger transactions were accounted for under the pooling of interests accounting method. The selected financial information for each of the periods presented below has been restated to reflect the revisions discussed in Note 1 to the Consolidated Financial Statements.

	Year Ended September 30,
	2002(1)	2001(2)(3)	2000(4)	1999(5)	1998(6)
	(in millions, except per share data) (restated)
Consolidated Statements of Operations Data:
Net revenues	$35,589.8	$34,002.1	$28,927.5	$22,494.1	$19,066.8
(Loss) income from continuing operations	(2,838.2)	3,894.9	4,318.5	873.7	1,117.0
Cumulative effect of accounting changes, net of tax	—	(683.4)	—	—	—
Net (loss) income	(9,179.5)	3,464.0	4,318.5	873.7	1,117.0
Basic (loss) earnings per common share(7):
(Loss) income from continuing operations	(1.43)	2.16	2.56	0.53	0.71
Cumulative effect of accounting changes, net of tax	—	(0.38)	—	—	—
Net (loss) income	(4.62)	1.92	2.56	0.53	0.71
Diluted (loss) earnings per common share(7):
(Loss) income from continuing operations	(1.43)	2.13	2.52	0.52	0.69
Cumulative effect of accounting changes, net of tax	—	(0.37)	—	—	—
Net (loss) income	(4.62)	1.89	2.52	0.52	0.69
Cash dividends per common share(7)	See(8) below.
Consolidated Balance Sheet Data (End of Period):
Total assets	$65,457.5	$70,413.2	$39,995.6	$32,106.2	$23,346.2
Long-term debt	16,486.8	19,596.0	9,461.8	9,109.4	5,424.7
Shareholders' equity	24,081.3	31,080.3	16,612.7	12,136.7	9,812.8

(1)
Loss from continuing operations in the fiscal year ended September 30, 2002 includes net restructuring and other charges of $1,874.7 million (of which $635.4 million is included in cost of sales and $115.0 million is included in selling, general and administrative expenses), charges of $3,309.5 million for the impairment of long-lived assets, goodwill impairment charges of $1,343.7 million, and a charge for the write-off of purchased research and development of $17.8 million. In addition, loss from continuing operations for the fiscal year ended September 30, 2002 includes a loss on investments of $270.8 million, a net gain on the sale of businesses of $23.6 million and $30.6 million of income relating to the early retirement of debt. Net (loss) income also includes a $6,282.5 million loss from discontinued operations of Tyco Capital and a $58.8 million loss on sale of Tyco Capital for the year ended September 30, 2002. See Notes 5, 6, 7, 8, 11 and 16 to the Consolidated Financial Statements.

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

(3)
Income from continuing operations in the fiscal year ended September 30, 2001 includes a net charge of $585.3 million, of which $184.9 million is included in cost of sales, for restructuring and other charges, a charge for the write-off of in-process research and development of $184.3 million and charges of $120.1 million for the impairment of long-lived assets. Income from continuing operations for the fiscal year ended September 30, 2001 also includes a net gain on sale of businesses of $410.4 million, a loss on investments of $133.8 million, a loss of $26.3 million relating to the early retirement of debt and a net gain on the sale of common shares of a subsidiary of $24.5 million. Net (loss) income includes $252.5 million of income from discontinued operations of Tyco Capital for the year ended September 30, 2001. See Notes 5, 6, 7, 8, 9 and 11 to the Consolidated Financial Statements.

(4)
Income from continuing operations in the fiscal year ended September 30, 2000 includes a net charge of $176.3 million, of which $1.0 million is included in cost of sales, for restructuring and other charges, and charges of $99.0 million for the impairment of long-lived assets. Income from continuing operations for the fiscal year ended September 30, 2000 also includes a pre-tax gain of $1,760.0 million related to the sale by a subsidiary of its common shares, and a loss of $0.3 million relating to the early retirement of debt. See Notes 5, 6, 8 and 9 to the Consolidated Financial Statements.

(5)
Income from continuing operations in the fiscal year ended September 30, 1999 includes charges of $1,035.2 million for merger, restructuring and other charges, of which $106.4 million is included in cost of sales, and charges of $507.5 million for the impairment of long-lived assets related to the mergers with U.S. Surgical and AMP and AMP's profit improvement plan. Income from continuing operations in the fiscal year ended September 30, 1999 also includes a loss of $63.7 million relating to the early retirement of debt.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 134 to 179 of this Form 10-K/A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 134 to 179 of this Form 10-K/A.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule are filed as part of this Annual Report:

  Financial Statements:

    Management's Responsibility for Financial Statements

    Report of Independent Accountants

    Consolidated Statements of Operations (restated) for the fiscal years ended September 30, 2002, 2001 and 2000

    Consolidated Balance Sheets (restated) at September 30, 2002 and 2001

    Consolidated Statements of Shareholders' Equity (restated) for the fiscal years ended September 30, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows (restated) for the fiscal years ended September 30, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements (restated)

  Financial Statement Schedule:

    Schedule II—Valuation and Qualifying Accounts (restated)

        All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

        See Notes to Consolidated Financial Statements for Summarized Quarterly Financial Data (unaudited).

PART III

Item 14. Controls and Procedures

        As reported more fully in our Form 10-K filed December 30, 2002, as amended, we learned of instances of breakdowns of certain internal controls during fiscal 2002.

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

        It was concluded that:

  •
  There was no significant or systemic fraud affecting Tyco's prior financial statements;

  •
  There were a number of accounting entries and treatments that were incorrect and required correction;

  •
  The incorrect accounting entries and treatments are not individually or in the aggregate material to the overall financial statements of Tyco;

  •
  Our prior senior management engaged in a pattern of aggressive accounting which, even when in accordance with generally accepted accounting principles, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed; and

  •
  Reversal or restatement of prior accounting entries and treatments resulting from the aggressive accounting pursued by prior senior management would not materially adversely affect our reported revenue, earnings and cash flow for 2003 and thereafter.

        These findings were reported on December 30, 2002 in a Current Report on Form 8-K.

        While most of the matters identified by the review as "aggressive accounting" were determined by Tyco, in consultation with its auditors, to be in accordance with generally accepted accounting principles, there were, as indicated above, certain adjustments (19 in total) identified as relating to years preceding fiscal 2002. As part of the restatements these adjustments have been recorded in the periods to which they relate as described in Note 1 to the financial statements included elsewhere herein.

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

  •
  Replaced the Board of Directors;

  •
  Created new Board charters;

  •
  Created a new employee guide to ethical conduct and conducted worldwide employee meetings to train employees;

  •
  Created new mission, values and goals statements;

  •
  Conducted the Phase 2 review;

  •
  Instituted detailed operating reviews with the Chief Executive Officer and Chief Financial Officer and each business segment;

  •
  Realigned reporting such that the business segment chief financial officers and general counsels report directly to our Chief Financial Officer and our General Counsel, respectively, and instituted similar reporting within each business segment;

  •
  Reviewed total incentive compensation spending with the Compensation Committee of the Board of Directors;

  •
  Issued a new delegation of authority to govern, among other business processes, the expenditure or commitment of funds;

  •
  Initiated a controllership assessment process to identify the status of key routines and controls;

  •
  Conducted a thorough review of internal audit processes and procedures;

  •
  Required internal representation letters, similar to the certifications by our Chief Executive Officer and Chief Financial Officer, for key financial and legal executives;

  •
  Instituted a code of conduct for all financial executives;

  •
  Developed a corporate policy manual to provide broadly applicable and consistent direction on authority, procedures and accountability with respect to business operations;

  •
  Instituted an account reconciliation process to improve controls over core accounting records;

  •
  Created an Ombudsman network;

  •
  Continued to initiate a process of conducting intensified internal audits, detailed controls and operating reviews, and reported the results of such audits and reviews;

  •
  Development of an accounting policy and procedures manual to ensure conformity with GAAP;

  •
  Development of a treasury department policies and procedures manual to ensure appropriate utilization of funds;

  •
  Expanded the resources and responsibilities of the internal audit function, with a senior internal audit officer who reports directly to the Audit Committee of the Board of Directors; and

  •
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

        As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $434.5 million in the quarter for charges related to prior periods. This amount has since been adjusted to $506.0 million. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustment (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement includes adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods in which they relate.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) and (2) Financial Statements and Schedules—See Item 8.

  (3)
  Exhibit Index:

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated June 28, 2000, by and among Tyco Acquisition Corp. VI (NV), EVM Merger Corp. and Mallinckrodt Inc. (Incorporated by reference to the Registrant's Form S-4 filed July 12, 2000).
2.2	Agreement for the Purchase and Sale of Assets, dated November 13, 2000, by and between Lucent Technologies and Tyco Group S.a.r.L. (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
2.3	Amendment No. 1 dated December 29, 2000 to Agreement for the Purchase and Sale of Assets, dated November 13, 2000, by and between Lucent Technologies and Tyco Group S.a.r.L. (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).
2.4	Agreement and Plan of Merger dated March 12, 2001, by and between Tyco Acquisition Corp. XIX (NV) and The CIT Group, Inc., including guarantee of Tyco International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed March 29, 2001).
2.5	Agreement and Plan of Merger dated August 3, 2001 by and between Tyco Acquisition Corp. XXIV (NV) and Sensormatic Electronic Corporation, including guarantee of Tyco International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed August 24, 2001).
2.6	Amendment dated August 23, 2001 to Agreement and Plan of Merger dated August 3, 2001 by and between Tyco Acquisition Corp. XXIV(NV) and The CIT Group, Inc. (Incorporated by reference to the Registrant's Form S-4 filed September 13, 2001).
2.7	Agreement and Plan of Amalgamation dated October 18, 2001, by and between TGN Holdings, Ltd. and TyCom Ltd., including guarantee of Tyco International Ltd. (Incorporated by reference to the Registrant's Form S-4 filed October 23, 2001).
3.1	Memorandum of Association (as altered) (Incorporating all amendments to May 26, 1992) (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
3.2	Certificate of Incorporation on change of name dated July 2, 1997 (Incorporated by reference to an Exhibit to the Registrant's Current Report dated July 2, 1997 on Form 8-K filed July 10, 1997).
3.3	Bye-Laws (Incorporating all amendments to March 27, 2001). (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
4.1	Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A. (TIG), Tyco and The Bank of New York, as trustee (Incorporated by reference to an Exhibit to the Registrant's and TIG's Co-Registration Statement on Form S-3 filed June 9, 1998).
4.2	Certain instruments defining the rights of holders of TIG's and Tyco International Ltd.'s long-term debt, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of Tyco International Ltd. and its subsidiaries on a consolidated basis, have not been filed in exhibits. Tyco International Ltd. agrees to furnish a copy of these agreements to the Commission upon request.

4.3	Indenture by and among TIG, Tyco, and State Street Bank and Trust Company, as trustee, dated as of February 12, 2001 relating to Zero Coupon Convertible Debentures due 2021 (Incorporated by reference to an Exhibit to the Registrants' and TIG's Co-Registration on Form S-3 filed March 16, 2001).
4.4	364-Day Credit Agreement dated as of February 7, 2001 among TIG, Tyco, the banks named therein and The Chase Manhattan Bank, as Agent (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
4.5	Amendment No. 1 dated May 25, 2001 among TIG, Tyco, the banks named therein and The Chase Manhattan Bank, as Agent, relating to the 364-Day Credit Agreement dated February 7, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
4.6	Indenture dated November 17, 2000 between Tyco and State Street Bank and Trust Company, as trustee relating to Zero Coupon Convertible Debentures due 2020 (Incorporated by reference to the Registrant's Form S-3 filed December 8, 2000).
4.7	Five-year Credit Agreement dated as of February 7, 2001 among TIG, Tyco, the Banks named therein and The Chase Manhattan Bank, as Agent (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
4.8	Amendment No. 1 dated May 25, 2001 among TIG, Tyco, the banks named therein and The Chase Manhattan Bank, as Agent, relating to the Five-year Credit Agreement dated February 7, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed December 28, 2001).
10.1	The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to the Registrant's Form S-8 filed on June 10, 1999).(1)
10.2	1981 Key Employee Loan Program (Incorporated by reference to Former Tyco's Form 10-K for the fiscal year ended May 31, 1982).(1)(2)
10.3	1983 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to Former Tyco Shareholders' Proxy Statement for Annual Meeting of Shareholders on October 18, 1983).(1)(2)
10.4	1983 Key Employee Loan Program, as amended December 9, 1993 (Incorporated by reference to Former Tyco's Form 10-K for the fiscal year ended June 30, 1994).(1)(2)
10.5	1994 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to the Registrant's Form S-8 filed on December 21, 1999).(1)
10.6	Tyco International Ltd. Supplemental Executive Retirement Plan (Incorporated by reference to Former Tyco's Form 10-K for the fiscal year ended June 30, 1995).(1)(2)
10.7	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to the Registrant's Form S-8 filed March 25, 1999).(1)
10.8	Retention Agreement for L. Dennis Kozlowski dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).(1)
10.9	Retention Agreement for Mark H. Swartz dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).(1)

10.10	Retention Agreement for Richard J. Meelia dated February 14, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).(1)
10.11	Retention Agreement for Mark A. Belnick dated February 28, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).(1)
10.12	Edward D. Breen Employment Contract dated July 25, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).(1)
10.13	Memo Summarizing Mark H. Swartz's Severance Arrangement (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).(1)
10.14	Memo Summarizing John F. Fort III's Interim Consulting Arrangement (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).(1)
10.15	Memo Summarizing Joshua M. Berman's Compensation Arrangement (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).(1)
10.16	David J. FitzPatrick Employment Contract dated September 18, 2002 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.17	William B. Lytton Employment Contract dated September 30, 2002 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.18	Tyco International Ltd. UK Savings Related Share Option Plan (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.19	Tyco Employee Stock Purchase Plan (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002)(1)
10.20	Tyco International (Ireland) Employee Share Scheme (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).
21.1	Subsidiaries of the registrant (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).
23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

  •
  Dated August 6, 2002 announcing the appointment of John A. Krol to the Board of Directors.

  •
  Also dated August 6, 2002 announcing the appointment of Eric M. Pillmore to the newly created position of Senior Vice President of Corporate Governance for Tyco.

  •
  Dated September 11, 2002 announcing the appointment of David J. FitzPatrick as Executive Vice President and Chief Financial Officer for Tyco.

  •
  Dated September 12, 2002 announcing the appointment of William B. Lytton as Executive Vice President and General Counsel for Tyco.

  •
  Also dated September 12, 2002 announcing the nomination of Jerome B. York, Mackey J. McDonald, George W. Buckley, Bruce S. Gordon and Sandra Wijnberg to fill expected vacancies on the Board.

  (c)
  See Item 15(a)(3) above.

  (d)
  See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:
/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Date: July 29, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edward D. Breen, certify that:

1.
I have reviewed this Amendment No. 2 on Form 10-K/A to the annual report on Form 10-K of Tyco International Ltd.;

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

Date: July 29, 2003
/s/ EDWARD D. BREEN Edward D. Breen Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David J. FitzPatrick, certify that:

1.
I have reviewed this Amendment No. 2 on Form 10-K/A to the annual report on Form 10-K of Tyco International Ltd.;

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

Date: July 29, 2003
/s/ DAVID J. FITZPATRICK David J. FitzPatrick Chief Financial Officer

TYCO INTERNATIONAL LTD.

Index to Consolidated Financial Information

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

        The Company assessed its internal control system within the past 90 days. Based on this assessment, management believes the internal accounting controls in use at the time of this filing are likely to provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements. Such reasonable assurance is based in part on additional procedures performed by the Company in light of the instances of breakdowns of internal controls which occurred during fiscal 2002. We are enhancing our internal controls by implementing additional policies and procedures to improve the assurance level. Many of the difficulties the Company faced during fiscal 2002 highlight the business imperative of high quality controls and corporate governance. However, given the short tenure of senior management with the Company and the ongoing internal investigations of the Company's controls at the time of the original filing, management had not had the opportunity to conduct a comprehensive review of its approximately 2,300 subsidiaries. During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted, which resulted in changes to amounts reported in prior periods. Full assurance that control problems will not be discovered in the future cannot be provided, although a more thorough review has been conducted.

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

/s/ EDWARD D. BREEN Edward D. Breen Chairman and Chief Executive Officer	/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer

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

        As discussed in Note 16, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001.

        As described under the heading "Restatement" in Note 1, the Company has restated its previously issued Consolidated Financial Statements.

                      PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
New York, New York
December 23, 2002
(except for the matters
disclosed under the heading "Restatement"
in Note 1, Note 3 and the 4th paragraph of Note 17
as to which the date is
July 28, 2003)

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

(in millions, except share data)

	Year Ended September 30,
	2002	2001	2000
Revenue from product sales	$28,741.8	$28,953.1	$24,959.1
Service revenue	6,848.0	5,049.0	3,968.4

Net revenues	35,589.8	34,002.1	28,927.5
Cost of product sales	19,495.1	18,319.7	15,983.1
Cost of services	3,570.2	2,615.9	1,971.4
Selling, general and administrative expenses	8,181.6	6,745.3	5,500.7
Restructuring and other charges, net	1,124.3	400.4	175.3
Charges for the impairment of long-lived assets	3,309.5	120.1	99.0
Goodwill impairment	1,343.7	—	—
Write-off of purchased in-process research and development	17.8	184.3	—

Operating (loss) income	(1,452.4)	5,616.4	5,198.0
Interest income	117.3	128.3	75.2
Interest expense	(1,077.0)	(904.8)	(844.8)
Other (expense) income, net	(216.6)	250.3	(0.3)
Net gain on sale of common shares of a subsidiary	—	24.5	1,760.0

(Loss) income from continuing operations before income taxes and minority interest	(2,628.7)	5,114.7	6,188.1
Income taxes	(208.1)	(1,172.3)	(1,850.9)
Minority interest	(1.4)	(47.5)	(18.7)

(Loss) income from continuing operations	(2,838.2)	3,894.9	4,318.5
(Loss) income from discontinued operations of Tyco Capital (net of tax expense of $316.1 million and $195.0 million for the year ended September 30, 2002 and 2001, respectively)	(6,282.5)	252.5	—
Loss on sale of Tyco Capital, net of $0 tax	(58.8)	—	—

(Loss) income before cumulative effect of accounting changes	(9,179.5)	4,147.4	4,318.5
Cumulative effect of accounting changes, net of tax	—	(683.4)	—

Net (loss) income	$(9,179.5)	$3,464.0	$4,318.5

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(1.43)	$2.16	$2.56
(Loss) income from discontinued operations of Tyco Capital, net of tax	(3.16)	0.14	—
Loss on sale of Tyco Capital, net of tax	(0.03)	—	—
(Loss) income before cumulative effect of accounting changes	(4.62)	2.30	2.56
Cumulative effect of accounting changes	—	(0.38)	—
Net (loss) income per common share	(4.62)	1.92	2.56
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(1.43)	$2.13	$2.52
(Loss) income from discontinued operations of Tyco Capital, net of tax	(3.16)	0.14	—
Loss on sale of Tyco Capital, net of tax	(0.03)	—	—
(Loss) income before cumulative effect of accounting changes	(4.62)	2.26	2.52
Cumulative effect of accounting changes	—	(0.37)	—
Net (loss) income per common share	(4.62)	1.89	2.52
Weighted-average number of common shares outstanding:
Basic	1,988.5	1,806.9	1,688.0
Diluted	1,988.5	1,831.6	1,713.2
Adjusted income and per share information, excluding goodwill amortization (Note 16):
Income from continuing operations		$4,396.8	$4,643.6
Basic earnings per common share		2.43	2.75
Diluted earnings per common share		2.40	2.71
Income before cumulative effect of accounting changes		4,709.1	4,643.6
Basic earnings per common share		2.61	2.75
Diluted earnings per common share		2.57	2.71
Net income		4,025.7	4,643.6
Basic earnings per common share		2.23	2.75
Diluted earnings per common share		2.20	2.71

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (RESTATED)

(in millions, except share data)

	September 30,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$6,185.7	$1,780.1
Restricted cash	196.2	—
Accounts receivables, less allowance for doubtful accounts ($638.0 at September 30, 2002 and $553.1 at September 30, 2001)	5,831.9	6,444.7
Inventories	4,607.9	5,004.4
Deferred income taxes	1,356.0	984.6
Other current assets	1,461.7	1,530.7

Total current assets	19,639.4	15,744.5
Net Assets of Discontinued Operations	—	10,598.0
Tyco Global Network	581.6	2,353.4
Property, Plant and Equipment, Net	9,861.0	9,898.3
Goodwill, Net	26,020.5	23,408.5
Intangible Assets, Net	5,805.8	4,789.3
Other Assets	3,549.2	3,621.2

Total Assets	$65,457.5	$70,413.2

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$7,719.0	$2,023.0
Accounts payable	3,173.8	3,696.5
Accrued expenses and other current liabilities	5,296.5	5,194.2
Contracts in process—billings in excess of cost	523.6	935.1
Deferred revenue	758.5	990.3
Income taxes payable	2,219.1	1,845.2

Total current liabilities	19,690.5	14,684.3
Long-Term Debt	16,486.8	19,596.0
Other Long-Term Liabilities	5,156.1	4,751.2

Total Liabilities	41,333.4	39,031.5

Commitments and Contingencies (Note 20)
Minority Interest	42.8	301.4
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, one share outstanding at September 30, 2002 and 2001	—	—
Common shares, $0.20 par value, 2,500,000,000 shares authorized; 1,995,699,758 and 1,935,464,840 shares outstanding, net of 22,522,250 and 17,026,256 shares owned by subsidiaries at September 30, 2002 and 2001, respectively	399.1	387.1
Capital in excess:
Share premium	8,146.9	7,962.8
Contributed surplus, net of deferred compensation of $51.2 at September 30, 2002 and $85.3 at September 30, 2001	15,042.7	12,796.9
Accumulated earnings	2,081.2	11,360.6
Accumulated other comprehensive loss	(1,588.6)	(1,427.1)

Total Shareholders' Equity	24,081.3	31,080.3

Total Liabilities and Shareholders' Equity	$65,457.5	$70,413.2

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)

(in millions)

For the Years Ended September 30, 2000, 2001, 2002	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus— Common	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total	Comprehensive Income (Loss)
Balance at September 30, 1999	1,690.2	$338.0	$4,881.5	$3,607.6	$3,755.2	$(445.6)	$12,136.7
Comprehensive income:
Net income					4,318.5		4,318.5	$4,318.5
Currency translation adjustment						(370.5)	(370.5)	(370.5)
Unrealized gain on marketable securities						1,075.7	1,075.7	1,075.7
Minimum pension liability adjustment						7.5	7.5	7.5

Total comprehensive income								$5,031.2

Exchange of ADT Liquid Yield Option Notes	1.7	0.4		16.0			16.4
Dividends					(84.6)		(84.6)
Restricted stock grants, net of surrenders	3.1	0.6		0.4			1.0
Options exercised	17.2	3.5	351.8				355.3
Repurchase of common shares by subsidiary	(43.3)	(8.7)		(1,876.4)			(1,885.1)
Equity-related compensation expense, including amortization of deferred compensation				128.2			128.2
Issuance of common shares and options for acquisitions	15.6	3.1		784.8			787.9
Tax benefit on share options				125.7			125.7

Balance at September 30, 2000	1,684.5	336.9	5,233.3	2,786.3	7,989.1	267.1	16,612.7
Comprehensive income:
Net income					3,464.0		3,464.0	$3,464.0
Currency translation adjustment						(204.9)	(204.9)	(204.9)
Unrealized loss on marketable securities						(1,162.6)	(1,162.6)	(1,162.6)
Unrealized loss on derivative instruments						(65.7)	(65.7)	(65.7)
Minimum pension liability adjustment						(261.0)	(261.0)	(261.0)

Total comprehensive income								$1,769.8

Sale of common shares	39.0	7.8	2,188.8				2,196.6
Exchange of ADT Liquid Yield Option Notes	0.6	0.1		5.8			5.9
Dividends					(92.5)		(92.5)
Restricted stock grants, net of surrenders	2.7	0.5		0.2			0.7
Options exercised	21.5	4.3	540.7				545.0
Repurchase of common shares by subsidiary	(25.0)	(5.0)		(1,321.1)			(1,326.1)
Equity-related compensation expense, including amortization of deferred compensation				107.7			107.7
Issuance of common shares and options for acquisitions	211.3	42.3		10,947.3			10,989.6
Issuance of common shares for litigation settlement	0.9	0.2		39.8			40.0
Tax benefit on share options				230.9			230.9

Balance at September 30, 2001	1,935.5	387.1	7,962.8	12,796.9	11,360.6	(1,427.1)	31,080.3
Comprehensive loss:
Net loss					(9,179.5)		(9,179.5)	$(9,179.5)
Currency translation adjustment						105.5	105.5	105.5
Unrealized gain on marketable securities						73.8	73.8	73.8
Unrealized gain on derivative instruments						65.0	65.0	65.0
Minimum pension liability adjustment						(405.8)	(405.8)	(405.8)

Total comprehensive loss								$(9,341.0)

Exchange of ADT Liquid Yield Option Notes	0.6	0.1		6.2			6.3
Dividends					(99.9)		(99.9)
Restricted stock grants, net of surrenders	1.6	0.3		2.7			3.0
Options exercised	8.1	1.6	184.1				185.7
Repurchase of common shares by subsidiary	(15.7)	(3.1)		(786.1)			(789.2)
Equity-related compensation expense, including amortization of deferred compensation				92.9			92.9
Issuance of common shares and options for acquisitions	65.6	13.1		2,875.8			2,888.9
Tax benefit on share options				54.3			54.3

Balance at September 30, 2002	1,995.7	$399.1	$8,146.9	$15,042.7	$2,081.2	$(1,588.6)	$24,081.3

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(in millions)

	Years Ended September 30,
	2002	2001	2000
Cash Flows From Operating Activities:
(Loss) income from continuing operations	$(2,838.2)	$3,894.9	$4,318.5
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Non-cash restructuring and other charges (credits), net	796.5	312.0	(84.2)
Write-off of purchased in-process research and development	17.8	184.3	—
Charges for the impairment of long-lived assets	3,309.5	120.1	99.0
Goodwill impairment	1,343.7	—	—
Minority interest in net income of consolidated subsidiaries	1.4	47.5	18.7
Net gain on sale of businesses	(23.6)	(410.4)	—
Loss on investments	270.8	133.8	—
Net gain on sale of common shares of subsidiary	—	(24.5)	(1,760.0)
Depreciation	1,464.1	1,242.7	1,094.9
Goodwill and intangible assets amortization	620.9	942.3	590.2
Deferred income taxes	(585.2)	107.3	434.6
Provision for losses on accounts receivable and inventory	501.6	598.2	354.3
Debt and refinancing cost amortization	194.0	108.4	6.8
Other non-cash items	(26.0)	82.0	60.6
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	1,071.5	(427.0)	(992.4)
(Decrease in) proceeds under sale of accounts receivable program	(56.4)	490.6	100.0
Contracts in progress	(334.3)	(191.7)	30.9
Inventories	(37.1)	(655.7)	(829.7)
Other current assets	(54.9)	327.7	100.2
Accounts payable	(833.8)	(248.0)	446.7
Accrued expenses and other current liabilities	195.3	(555.3)	101.9
Income taxes	335.1	370.7	896.4
Deferred revenue	(25.1)	327.7	(1.0)
Other	105.9	(87.5)	170.0

Net cash provided by operating activities from continuing operations	5,413.5	6,690.1	5,156.4
Net cash provided by (used in) operating activities from discontinued operations	1,462.9	(260.2)	—

Net cash provided by operating activities	6,876.4	6,429.9	5,156.4
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(1,678.8)	(1,773.4)	(1,695.9)
Construction in progress—Tyco Global Network	(1,146.0)	(2,247.7)	(111.1)
Acquisition of businesses, net of cash acquired	(1,683.8)	(9,962.0)	(3,746.4)
Acquisition of customer accounts (ADT dealer program)	(1,139.3)	(798.1)	(390.7)
Cash paid for purchase accounting and holdback/earn-out liabilities	(624.1)	(878.7)	(544.2)
Net proceeds from the sale of CIT	4,395.4	—	—
Disposal of other businesses, net of cash sold	138.7	904.4	74.4
Net purchases of investments	(16.8)	(142.8)	(352.1)
Restricted cash	(196.2)	—	—
Other	(94.8)	(177.2)	(52.9)

Net cash used in investing activities from continuing operations	(2,045.7)	(15,075.5)	(6,818.9)
CIT cash balance acquired	—	2,156.4	—
Net cash provided by investing activities from discontinued operations	2,684.3	1,516.8	—

Net cash provided by (used in) investing activities	638.6	(11,402.3)	(6,818.9)
Cash Flows From Financing Activities:
Net proceeds from debt	1,951.3	8,535.6	680.4
Proceeds from sale of common shares	—	2,196.6	—
Proceeds from exercise of options	185.7	545.0	355.3
Net proceeds from sale of common shares by subsidiary	—	—	2,130.7
Dividends paid	(100.3)	(90.0)	(86.2)
Repurchase of Tyco common shares	(789.2)	(1,326.1)	(1,885.1)
Repurchase of minority interest shares of subsidiary	—	(270.0)	—
Capital contributions to Tyco Capital	(200.0)	(675.0)	—
Other	(9.7)	(15.4)	(29.8)

Net cash provided by financing activities from continuing operations	1,037.8	8,900.7	1,165.3
Net cash used in financing activities from discontinued operations	(2,874.6)	(2,605.0)	—

Net cash (used in) provided by financing activities	(1,836.8)	6,295.7	1,165.3
Net increase (decrease) in cash and cash equivalents	5,678.2	1,323.3	(497.2)
Tyco Capital's cash and cash equivalents transferred to discontinued operations	(1,272.6)	(808.0)	—
Cash and cash equivalents at beginning of period	1,780.1	1,264.8	1,762.0

Cash and cash equivalents at end of period	$6,185.7	$1,780.1	$1,264.8

Supplementary Cash Flow Disclosure:
Interest paid	$943.8	$896.5	$814.2

Income taxes paid	$668.3	$798.9	$491.1

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation, Restatement and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we," the "Company" or "Tyco") and have been prepared in United States dollars, and in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). As described in Note 11, CIT Group Inc. ("CIT"), which comprised the operations of the Tyco Capital business segment, was sold in an initial public offering ("IPO") in July 2002. Consequently, the results of Tyco Capital are presented as discontinued operations. References to Tyco refer to its continuing operations, with the exception of the discussions regarding discontinued operations in Note 11. The continuing operations of Tyco represent what was referred to as Tyco Industrial in prior filings.

        Investigation—With the arrival of new senior management, the Company has engaged in a number of internal audits aimed at determining what, if any, misconduct may have been committed by prior senior management. An initial review of prior management's transactions with the Company was conducted by the law firm of Boies, Schiller & Flexner LLP. The details of their findings were made public in a Form 8-K filed on September 17, 2002. In July 2002, our new CEO and our Board of Directors ordered a further review of corporate governance practices and the accounting of selected acquisitions. This review has been referred to as the "Phase 2 review."

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

        Restatement—As previously disclosed, we have been engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of our periodic filings. We believed that we had resolved the material accounting issues at the time of the original filing of our Form 10-K for the year ended September 30, 2002. Subsequent correspondence and discussions with the Staff, principally regarding the method of amortizing contracts acquired through our ADT dealer program as well as the accounting for amounts reimbursed to us from ADT dealers, coupled with issues related to prior periods identified during our intensified internal audits and detailed operating reviews in the quarter ended March 31, 2003 have led us to restate our consolidated financial statements for the quarters ended March 31, 2003 and December 31, 2002, and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998.

        The restatement principally relates to (i) recording charges in the prior years and quarters to which they relate, rather than in the period such charges were initially identified, (ii) a revision in the method of amortization used to allocate the costs of contracts acquired through our ADT dealer program so that the amortization of such costs better matches the pattern of revenue related to such contracts, (iii) a revision in the method of accounting for amounts reimbursed to us from ADT dealers as part of the ADT dealer program to effectively treat such amounts as an integral part of the purchase of the underlying contracts, and (iv) certain other adjustments regarding charges or credits so as to record them in earlier accounting periods to which they relate. Each of these matters are described further below:

Charges Relating to Prior Years Initially Recorded in Fiscal 2002

        As disclosed in the Company's previously filed Form 10-K for the fiscal year ended September 30, 2002, the Company identified various adjustments during the fourth quarter of fiscal 2002 relating to prior period financial statements. These adjustments, which aggregated $261.6 million on a pre-tax basis or $199.7 million on an after-tax basis, were recorded effective October 1, 2001. The adjustments primarily were related to reimbursements from ADT dealers in years prior to fiscal 2002 in excess of the costs incurred, a lower net gain on the issuance of TyCom shares previously reported for fiscal 2001 and adjustments identified both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments (which were more appropriately recorded as expenses as opposed to part of acquisition accounting). The restatement includes adjustments to reverse the charges recorded in the first quarter of fiscal 2002 and present those charges in the historical periods to which they relate.

Charges Relating to Prior Years and Quarters Recorded in the Quarter Ended March 31, 2003

        As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $434.5 million in that quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security Services segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, assets reserve adjustments and other accounting adjustments (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement includes adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods to which they relate.

Method of Amortizing Contracts and Related Customer Relationships

        As described elsewhere in this Note 1 to the financial statements, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), which is amortized over the period of the economic benefit expected to be obtained from the customer relationship. Effective January 1, 2003, and as disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for the amortization of the costs of these purchased contracts from the straight-line method to an accelerated method. In addition, the Company revised its estimate of the life of the customer account pool over which the costs of purchased contracts would be amortized from ten years to twelve years. The change in method of accounting was viewed as inseparable from the change in estimated life, and therefore, the pre-tax cumulative effect of this charge of $315.5 million was recorded as an increase in amortization expense effective January 1, 2003. The restatement reverses this previously recorded charge and reflects the accelerated amortization method for all historical periods.

Amounts Reimbursed from ADT Dealers

        As described elsewhere in this Note 1 to the financial statements, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Dealers pay the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reverses the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate, and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also records the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002 and reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. In addition, in connection with the Phase 2 review the Company recorded a balance sheet adjustment of $235.6 million to goodwill and shareholders' equity for the fair value of stock options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt, Inc.

        The Company also determined that the pre-tax charges of $434.5 million recorded in the quarter ended March 31, 2003 described above should have been greater by $71.5 million. The $71.5 million (which relates primarily to workers' compensation and product and general liability insurance accruals) was previously included in the $471.4 million of charges recorded during the quarter ended March 31, 2003, described as Charges Related to Current Period Changes in Estimates. This amount has been reversed and is reflected as part of the restatement discussed above.

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with two members of former senior management, which were funded through split dollar life insurance policies (see Note 17). The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to one of the officers upon his termination in fiscal 2002. As part of the restatement the Company has accrued $46.6 million and $70.9 million on our consolidated balance sheets as of September 30, 2002 and 2001, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to the terminated executive, as it is now recorded in fiscal years 2001 and 2000.

        In addition, it was determined that the cumulative net deferred tax assets associated with the above charges should have been greater by approximately $116 million as of March 31, 2003 and $300 million as of September 30, 2002. The effect of the tax adjustment on previously reported results of operations is to increase net income from continuing operations and net income by $49.6 million, $103.4 million, $75.0 million and $72.0 million for the fiscal years of 2002, 2001, 2000, and fiscal years preceding 2000, respectively.

        The Company believes that the restatement addresses all of the significant remaining issues identified as part of the Staff's ongoing review of its periodic reports. We continue to be engaged in a dialogue with the Staff, however, and the review is not yet complete. We are working to resolve the remaining comments that the Staff has made on our periodic filings as expeditiously as possible. We cannot assure you the resolution of the remaining Staff comments will not necessitate further amendments or restatements to our previously-filed periodic reports.

        The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions,

except per share data). The amounts previously reported are derived from the original Form 10-K for the year ended September 30, 2002 filed on December 30, 2002:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$28,794.8	$28,741.8	$28,987.4	$28,953.1	$24,958.4	$24,959.1
Service revenue	6,848.9	6,848.0	5,049.2	5,049.0	3,973.5	3,968.4

Net revenues	35,643.7	35,589.8	34,036.6	34,002.1	28,931.9	28,927.5
Cost of product sales	19,510.8	19,495.1	18,334.4	18,319.7	15,959.8	15,983.1
Cost of services	3,570.2	3,570.2	2,615.9	2,615.9	1,971.4	1,971.4
Selling, general and administrative expenses	8,086.8	8,181.6	6,361.5	6,745.3	5,252.0	5,500.7
Restructuring and other charges, net	1,203.9	1,124.3	233.6	400.4	175.3	175.3
Charges for impairment of long-lived assets	3,489.5	3,309.5	120.1	120.1	99.0	99.0
Goodwill impairment	1,343.7	1,343.7	—	—	—	—
Write-off of purchased in-process research and development	17.8	17.8	184.3	184.3	—	—

Operating (loss) income	(1,579.0)	(1,452.4)	6,186.8	5,616.4	5,474.4	5,198.0
Interest income	117.3	117.3	128.3	128.3	75.2	75.2
Interest expense	(1,077.0)	(1,077.0)	(904.8)	(904.8)	(844.8)	(844.8)
Other (expense) income, net	(233.0)	(216.6)	250.3	250.3	(0.3)	(0.3)
Net (loss) gain on sale of common shares of subsidiary	(39.6)	—	64.1	24.5	1,760.0	1,760.0

(Loss) income from continuing operations before taxes and minority interest	(2,811.3)	(2,628.7)	5,724.7	5,114.7	6,464.5	6,188.1
Income taxes	(257.7)	(208.1)	(1,275.7)	(1,172.3)	(1,925.9)	(1,850.9)
Minority interest	(1.4)	(1.4)	(47.5)	(47.5)	(18.7)	(18.7)

(Loss) income from continuing operations	(3,070.4)	(2,838.2)	4,401.5	3,894.9	4,519.9	4,318.5
(Loss) income from discontinued operations, net of tax	(6,282.5)	(6,282.5)	252.5	252.5	—	—
Loss on sale of Tyco Capital, net of tax	(58.8)	(58.8)	—	—	—	—

(Loss) income before cumulative effect of accounting changes	(9,411.7)	(9,179.5)	4,654.0	4,147.4	4,519.9	4,318.5
Cumulative effect of accounting change, net of tax	—	—	(683.4)	(683.4)	—	—

Net (loss) income	$(9,411.7)	$(9,179.5)	$3,970.6	$3,464.0	$4,519.9	$4,318.5

Basic net (loss) income per common share	$(4.73)	$(4.62)	$2.20	$1.92	$2.68	$2.56
Diluted net (loss) income per common share	(4.73)	(4.62)	2.17	1.89	2.64	2.52

	September 30, 2002		September 30, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Balance Sheets:
Current Assets:
Cash and cash equivalents	$6,186.8	$6,185.7	$1,779.2	$1,780.1
Restricted cash	196.2	196.2	—	—
Accounts receivables—net	5,848.6	5,831.9	6,453.2	6,444.7
Inventories	4,716.0	4,607.9	5,101.3	5,004.4
Other current assets	2,817.0	2,817.7	2,512.5	2,515.3

Total current assets	19,764.6	19,639.4	15,846.2	15,744.5
Net Assets of Discontinued Operations	—	—	10,598.0	10,598.0
Tyco Global Network	581.6	581.6	2,342.4	2,353.4
Property, Plant and Equipment, Net	9,969.5	9,861.0	9,970.3	9,898.3
Goodwill, Net	26,093.2	26,020.5	23,264.0	23,408.5
Intangible Assets, Net	6,562.6	5,805.8	5,476.9	4,789.3
Other Assets	3,442.9	3,549.2	3,524.8	3,621.2

Total Assets	$66,414.4	$65,457.5	$71,022.6	$70,413.2

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$7,719.0	$7,719.0	$2,023.0	$2,023.0
Accounts payable	3,170.0	3,173.8	3,692.6	3,696.5
Accrued expenses and other current liabilities	5,270.8	5,296.5	5,181.8	5,194.2
Contracts in process—billing in excess of cost	522.1	523.6	935.0	935.1
Deferred revenue	731.3	758.5	973.5	990.3
Income taxes payable	2,218.9	2,219.1	1,845.0	1,845.2

Total current liabilities	19,632.1	19,690.5	14,650.9	14,684.3
Long-Term Debt	16,486.8	16,486.8	19,596.0	19,596.0
Other Long-Term Liabilities	5,462.1	5,156.1	4,736.9	4,751.2

Total Liabilities	41,581.0	41,333.4	38,983.8	39,031.5

Minority Interest	42.8	42.8	301.4	301.4
Shareholders' Equity:
Common Shares	399.1	399.1	387.1	387.1
Capital in excess:
Share premium	8,146.9	8,146.9	7,962.8	7,962.8
Contributed Surplus	15,042.7	15,042.7	12,561.3	12,796.9
Accumulated earnings(1)	2,794.1	2,081.2	12,305.7	11,360.6
Accumulated other comprehensive loss	(1,592.2)	(1,588.6)	(1,479.5)	(1,427.1)

Total Shareholders' Equity	24,790.6	24,081.3	31,737.4	31,080.3

Total Liabilities and Shareholders' Equity	$66,414.4	$65,457.5	$71,022.6	$70,413.2

(1)
The impact of the restatement adjustments described above on accumulated earnings as of September 30, 2000 and 1999 was $(438.5) million and $(237.1) million, respectively.

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Income from Continuing Operations	$(3,070.4)	$(2,838.2)	$4,401.5	$3,894.9	$4,519.9	$4,318.5
Net cash provided by operating activities	7,158.4	6,876.4	6,665.3	6,429.9	5,275.0	5,156.4
Purchase of property, plant and equipment	(1,708.7)	(1,678.8)	(1,797.5)	(1,773.4)	(1,703.8)	(1,695.9)
Construction in progress—Tyco Global Network	(1,146.0)	(1,146.0)	(2,247.7)	(2,247.7)	(111.1)	(111.1)
Acquisition of businesses, net of cash acquired	(1,683.8)	(1,683.8)	(9,962.0)	(9,962.0)	(3,746.4)	(3,746.4)
Acquisition of customer accounts (ADT dealer program)(1)	(1,401.0)	(1,139.3)	(994.6)	(798.1)	(500.1)	(390.7)
Other investing activities	6,298.1	6,286.5	3,363.2	3,378.9	(876.1)	(874.8)

Net cash provided by (used in) investing activities	358.6	638.6	(11,638.6)	(11,402.3)	(6,937.5)	(6,818.9)
Net cash (used in) provided by financing activities	(1,836.8)	(1,836.8)	6,295.7	6,295.7	1,165.3	1,165.3
Net increase (decrease) in cash and cash equivalents	5,680.2	5,678.2	1,322.4	1,323.3	(497.2)	(497.2)
Tyco capital's cash and cash equivalents transferred to discontinued operations	(1,272.6)	(1,272.6)	(808.0)	(808.0)	—	—
Cash and Cash equivalents at beginning of period	1,779.2	1,780.1	1,264.8	1,264.8	1,762.0	1,762.0

Cash and Cash equivalents at end of period	$6,186.8	$6,185.7	$1,779.2	$1,780.1	$1,264.8	$1,264.8

(1)
Previously included within Acquisition of businesses, net of cash acquired.

        The following tables reflect the impact of the aforementioned adjustments on net revenues ($ in millions):

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
Net revenues, as previously reported	$35,643.7	$34,036.6	$28,931.9	$22,496.5	$19,061.7
Adjustments:
Phase 2 Adjustments	—	—	—	(2.2)	2.2
Capitalized Costs	1.7	1.4	0.8	0.3	2.9
Other Accounting Adjustments	8.3	(8.7)	(5.2)	(0.5)	—
TyCom Network Transaction	(63.9)	(27.2)	—	—	—

(Decrease) increase in net revenues	(53.9)	(34.5)	(4.4)	(2.4)	5.1

Net revenues, as restated	$35,589.8	$34,002.1	$28,927.5	$22,494.1	$19,066.8

        The following tables reflect the impact of the aforementioned adjustments on operating income (loss) and operating margins ($ in millions):

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
Operating (loss) income, as previously reported	$(1,579.0)	$6,186.8	$5,474.4	$2,190.8	$1,948.1
Adjustments:
Phase 2 Adjustments	36.1	13.0	(26.4)	(29.8)	8.1
Capitalized and Deferred Costs	(43.2)	(34.6)	(39.2)	(59.0)	2.8
Reconciliation Items	(20.0)	(47.7)	(1.9)	(8.0)	(22.5)
Adjustments to Accrual Balances	(19.6)	—	1.8	—	—
Asset Reserve Adjustments	4.6	(1.5)	(8.1)	—	—
Other Accounting Adjustments	(14.1)	(35.4)	(23.2)	(4.4)	(2.2)
Customer Contract Amortization Method	(107.3)	(74.5)	(54.9)	(34.0)	(13.1)
ADT Dealer Reimbursements	186.9	(172.1)	(93.7)	(64.7)	(37.2)
TyCom Network Transaction	(21.4)	(16.2)	—	—	—
Healthcare Divestiture Transaction	137.9	(154.3)	—	—	—
Insurance and Compensation Accrual Adjustments	(13.3)	(47.1)	(30.8)	(5.5)	—

Increase (decrease) in operating (loss) income	126.6	(570.4)	(276.4)	(205.4)	(64.1)

Operating (loss) income, as restated	$(1,452.4)	$5,616.4	$5,198.0	$1,985.4	$1,884.0

Operating Margins:
As previously reported	(4.4)%	18.2%	18.9%	9.7%	10.2%
As restated	(4.1)	16.5	18.0	8.8	9.9

        The following tables reflect the impact of the aforementioned adjustments on income (loss) from continuing operations before income taxes and minority interest ($ in millions):

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
(Loss) income from continuing operations before income taxes and minority interest, as previously reported	$(2,811.3)	$5,724.7	$6,464.5	$1,641.5	$1,699.2
Adjustments:
Gain on Issuance of TyCom Shares	39.6	(39.6)	—	—	—
Phase 2 Adjustments	36.1	13.0	(26.4)	(29.8)	8.1
Capitalized and Deferred Costs	(43.2)	(34.6)	(39.2)	(59.0)	2.8
Reconciliation Items	(20.0)	(47.7)	(1.9)	(8.0)	(22.5)
Adjustments to Accrual Balances	(19.6)	—	1.8	—	—
Asset Reserve Adjustments	4.6	(1.5)	(8.1)	—	—
Other Accounting Adjustments	(14.1)	(35.4)	(23.2)	(4.4)	(2.2)
Customer Contract Amortization Method	(107.3)	(74.5)	(54.9)	(34.0)	(13.1)
ADT Dealer Reimbursements	186.9	(172.1)	(93.7)	(64.7)	(37.2)
TyCom Network Transaction	(21.4)	(16.2)	—	—	—
Healthcare Divestiture Transaction	154.3	(154.3)	—	—	—
Insurance and Compensation Accrual Adjustments	(13.3)	(47.1)	(30.8)	(5.5)	—

Increase (decrease)	182.6	(610.0)	(276.4)	(205.4)	(64.1)

(Loss) income from continuing operations before income taxes and minority interest, as restated	$(2,628.7)	$5,114.7	$6,188.1	$1,436.1	$1,635.1

        Business—the Company operates in the following business segments:

  •
  Fire and Security Services designs, manufactures, installs, monitors and services electronic security systems and fire protection systems.

  •
  Electronics designs, manufactures and distributes electrical and electronic components, and designs, manufactures, installs, operates and maintains fiber optic undersea cable communications systems.

  •
  Healthcare designs, manufactures and distributes medical devices and supplies.

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental consulting services.

  •
  Plastics and Adhesives designs, manufactures and distributes plastic products, adhesives and films.

        Principles of Consolidation—Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through Tyco's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition—The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001 retroactive to the beginning of the fiscal year and is now recognizing revenues from the installation of owned security systems and deferring the associated direct incremental costs over the estimated customer lives.

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

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of sales. Customer-funded research and development are costs incurred by Tyco that are reimbursed by customers. There is no net impact on research and development expense on the Consolidated Statement of Operations for customer-funded research and development. Research and development expense in our Consolidated Statement of Operations reflects company-sponsored research and development only.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses.

        Sale of Common Shares of a Subsidiary—Gains on the sale of all common shares issued by a subsidiary are included in the Consolidated Statement of Operations.

        Translation of Foreign Currency—Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars, other than those operating in highly inflationary environments, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive (loss) income within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for the assets and liabilities of these subsidiaries are included in net income.

        Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income.

        Cash and Cash Equivalents—All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

        On occasion, the Company is required to post cash collateral to secure reimbursements or indemnity obligations under letters of credit and performance guarantees in respect of various construction projects. The amount of restricted cash in collateral amounts at September 30, 2002 was $196.2 million. There was no restricted cash at September 30, 2001.

        Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        Property, Plant and Equipment—Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. For the years ended September 30, 2002, 2001 and 2000, the Company capitalized interest of $100.1 million, $76.3 million and $10.8 million, respectively. The increase in capitalized interest is primarily due to construction of the TGN, which began during the last quarter of fiscal 2000. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Remaining term of the lease
Subscriber systems	10 to 14 years
Other plant, machinery, equipment and furniture and fixtures	2 to 25 years
Tyco Global Network—placed in service	15 years

        The Company generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and customer accounts acquired through the ADT dealer program. Subscriber systems represent internally generated residential systems and internally generated commercial systems (customer accounts acquired through the ADT dealer program are recorded as intangible assets). For internal purposes, we divide internally generated commercial accounts into three smaller groups consisting of small business, core commercial and national commercial accounts. The internally generated residential and commercial account pools are generally amortized using the straight-line method over a ten-year period (a fourteen-year period for national commercial accounts and a fourteen-year period with write-off of specific accounts upon discontinuance for residential and commercial accounts in certain non-U.S. geographic locations).

        The TGN is being constructed and is recorded at cost within the Consolidated Balance Sheets as part of Tyco Global Network. When certain geographic segments of the TGN are completed and are available for capacity sales, the costs of that segment are removed from construction in progress and reclassified to placed in service. The portion of the TGN that has been placed in service is recorded within the Consolidated Balance Sheet as Tyco Global Network—placed in service (see Note 26).

        Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material.

        Long-Lived Assets—The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

        Goodwill and Other Intangible Assets—Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at October 1, 2001. Additionally, the Company has elected to make July 1 the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Our reporting units as of September 30, 2002 were as follows: Security Services, Fire Protection, Electronics, Telecommunications, Healthcare, Plastics and Adhesives, Flow Control, Electrical and Metal Products, and Tyco Infrastructure. See Note 16 for more information on SFAS No. 142, and Note 11, "Discontinued Operations of Tyco Capital (CIT Group Inc.)," for further information regarding the impairment of goodwill relating to Tyco Capital. During fiscal 2001 and 2000, goodwill was amortized on a straight-line basis over periods ranging from 10 to 40 years. In accordance with the guidance of SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 was not amortized during the fourth quarter of fiscal 2001.

        Intangible assets primarily include contracts and related customer relationships, and intellectual property. Certain contracts and related customer relationships result from the Company purchasing residential monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. Each acquired contract and related customer relationship is recorded at its contractually determined purchase price, net of a non-refundable amount charged to dealers at the time the contract is accepted for purchase. This non-refundable charge represents dealer reimbursement to the Company for costs incurred by the Company associated with maintaining and operating the ADT dealer program, including brand advertising, and for due diligence performed by the Company with respect to contracts offered by the dealers for purchase. The Company has determined that the identified benefits to the dealers are not sufficiently separable from the acquisition of the customer contract such that the amounts received from the dealers should be characterized as a reduction of the customer contract costs.

        During the first six months (twelve months in certain circumstances) after the purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer of the full amount of the contract purchase price. The non-refundable charge to the dealer is retained by the Company even in the event of customer cancellation. The Company records the chargeback amount from the dealer as a reduction of the previously recorded intangible asset.

        Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit which is expected to be obtained from the customer relationship. Based upon an attrition study of the ADT dealer program customer base, conducted by an independent appraiser, the Company believes that the accelerated method that presently best achieves the matching objective above is the double declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationship, converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

        Other contracts and related customer relationships, as well as intellectual property consisting primarily of patents, trademarks and unpatented technology, are being amortized on a straight-line basis over five to forty years.

        Investments—The Company invests in both debt and equity securities. The Company accounts for its long-term investments in marketable equity securities that represent less than twenty percent ownership by adjusting the securities to market value at the end of each accounting period. Unrealized gains and losses are credited or charged to shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Debt and equity securities that are classified as trading securities are recorded at fair value, and the unrealized gains and losses are credited or charged to earnings. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

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

        Share Premium and Contributed Surplus—In accordance with the Bermuda Companies Act of 1981, when Tyco issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When Tyco issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by Tyco is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

        Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Financial Instruments—All derivative instruments are reported on the balance sheet at fair value. Changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings.

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

        Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges (credits), purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates. Changes in estimates are recorded in results of operations in the periods that the event or circumstances giving rise to such changes occur.

        Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

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

        Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.

        Stock Splits—Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split on October 21, 1999, effected in the form of a 100% stock dividend (see Note 23).

2.    Acquisitions and Divestitures

Fiscal 2002

        During fiscal 2002, the Company purchased businesses for an aggregate cost of $4,889.8 million, consisting of $2,823.1 million in cash (includes $1,139.3 million related to the purchase of residential security monitoring contracts under the ADT dealer program), net of $158.0 million of cash acquired, the issuance of approximately 47.8 million common shares valued at $1,918.8 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($102.6 million of the put option rights have been paid in cash). The Company purchased all of the voting equity interests in each of the businesses acquired. In connection with these acquisitions, the Company recorded purchase accounting liabilities of $194.6 million for the costs of integrating the acquired companies and transaction costs. Details regarding these purchase accounting liabilities are set forth below. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom (see Note 9). Fair value of debt of acquired companies aggregated $799.1 million. During fiscal 2002, the Company paid $474.8 million of cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid cash of approximately $149.3 million relating to holdback and earn-out liabilities primarily related to certain prior year acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquired company's net assets or purchase price paid over time. "Earn-out" liabilities are payments to the sellers that are the result of the acquired company having achieved certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth over a specified period of time, and are accrued when the milestones are met and contingent consideration becomes determinable and distributable. The Company also issued 44,139 common shares valued at $2.3 million relating to earn-out liabilities during fiscal 2002. The value of these earn-out common shares is based upon the fair value of the stock at the time of issuance. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

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

        As a result of acquisitions completed in fiscal 2002, and adjustments to the fair value of assets and liabilities and increases to purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2002, the Company recorded approximately $3,826.9 million in goodwill and $1,763.5 million in intangible assets in fiscal 2002. These amounts include adjustments consisting of a $77.8 million decrease to goodwill and a $40.5 million decrease to other intangible assets related to fair value adjustments associated with prior year acquisitions. The adjustments to goodwill relate primarily to fiscal 2001 acquisitions of Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, Edison Select ("Edison"), acquired in August 2001, Deutsche Armaturen AG ("DAAG"), acquired in September 2001, and Scott Technologies ("Scott"), acquired in May 2001. Adjustments to goodwill for LPS relate to the closure of a manufacturing plant and the adjustment of certain opening balance sheet items, primarily property, plant and equipment, and inventory. Finalization of the exit plan relating to the LPS acquisition was completed during the quarter ended December 31, 2001. Adjustments for Edison relate primarily to severance, and to a lesser extent, facility closures and the adjustment of certain opening balance sheet items to fair value. Adjustments for DAAG relate primarily to facility closures and related severance and the adjustment of certain opening balance sheet items to fair value; and for Scott relate primarily to the adjustment of certain opening balance sheet items to fair value. In addition, during the latter half of fiscal 2002, the Company recorded the estimated fair value of intangible assets acquired related to its acquisition of Sensormatic using among other factors, appraisals, in the amount of $564.8 million. The $564.8 million consists of the following: developed technology of $348.2 million, trademarks of $135.9 million, customer base of $67.3 million, and in-process research and development of $13.4 million.

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

        The following table shows the fair values of assets and liabilities and purchase accounting liabilities recorded for purchase acquisitions completed in fiscal 2002, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for acquisitions completed prior to fiscal 2002 ($ in millions):

(restated)
Accounts receivables	$538.1
Inventories	299.0
Other current assets	169.8
Property, plant and equipment	352.0
Goodwill	3,826.9
Intangible assets	1,763.5
Other assets	491.3

7,440.6

Accounts payable	212.8
Accrued expenses and other current liabilities	982.1
Holdback/earn-out liability	161.4
Other long-term liabilities	(175.6)
Fair value of debt assumed	799.1
Minority interest	(248.9)

1,730.9

$5,709.7

Cash consideration paid (net of $158.0 million of cash acquired)	$2,823.1
Share consideration paid and fair value of stock options assumed(1)	2,886.6

$5,709.7

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

        Smith Alarm, a security monitoring company for both residential and commercial customers, was purchased for $78.2 million in cash and has been integrated within the Fire and Security Services segment. Century, a manufacturer of steel tubing, was purchased for $125.5 million in cash and has been integrated within the Engineered Products and Services segment. Sensormatic, a leading supplier of electronic security solutions to the retail, commercial and industrial market places, was purchased for approximately 47.8 million Tyco common shares valued at $1,918.8 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million, and has been integrated within the Fire and Security Services segment. The primary reason for the Sensormatic acquisition was that it presented Tyco with an opportunity to expand Tyco's security product range to include electronic article surveillance systems of which Sensormatic was the recognized market leader. Additionally, the acquisition allowed us to expand our presence in the access control and video systems businesses. Sensormatic was a global company with approximately $1.1 billion in revenue and a talented workforce, including an established research and development group. The acquisition presented us with many synergy opportunities in each of our operating regions around the world. Transpower Technologies, a designer and manufacturer of inductors and isolation transformers, was purchased for $62.6 million in cash and has been integrated within the Electronics segment. DSC Group, a manufacturer of security alarms, fire alarms and panels, was purchased for $90.6 million in cash and has been integrated within the Fire and Security Services segment. Water & Power, a provider of water treatment products and services, was purchased for $40.8 million in cash and has been integrated within the Engineered Products and Services segment. Linq, a manufacturer of flexible intermediate bulk containers, was purchased for $32.5 million in cash and has been integrated within the Plastics and Adhesives segment. TyCom is a leading provider of undersea fiber optic networks and services. In December 2001, the Company completed its amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Paragon, a global supplier of infant disposable diapers and other absorbent personal care products, was purchased for $706.8 million in cash and has been integrated within the Healthcare segment. The primary reason for the Paragon acquisition was to acquire a leader in the global supply of disposable absorbent personal care products. Additionally, the acquisition allowed us to expand our presence in the disposable private label diapers and training pants sectors. The acquisition presented us with many synergy opportunities such as consolidation of manufacturing facilities and administrative functions and elimination of duplicate sales and marketing overhead. CII, a provider of advanced control electronic solutions in high performance relays, general-purpose relays, transformers, and EMI/RFI filters, was purchased for $214.0 million in cash and has been integrated within the Electronics segment. Clean Air Systems, a manufacturer of pollution control systems in industrial plants and products including industrial valves, controls and pneumatics, was purchased for $31.8 million in cash and has been integrated within the Engineered Products and Services segment. In addition to the acquisitions listed above, Tyco paid cash of $1,139.3 million to acquire approximately 1.4 million customer contracts for electronic security services through the ADT dealer program and $459.0 million to acquire approximately 120 other smaller companies. The acquisitions comprised primarily businesses which:

manufacture a broad range of electronic products; manufacture a wide range of products used in the disposable medical products industry as well as other plastic products; manufacture fire and security products; manufacture valves and related products; and provide electronic security services. All acquisitions were integrated within the Electronics, Fire and Security Services, Healthcare, Engineered Products and Services, or Plastics and Adhesives segments.

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2002 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Distributor & Supplier Cancellation Fees	Other	Total
Original liabilities established	4,286	$96.7	183	$60.5	$6.4	$31.0	$194.6
Fiscal 2002 utilization	(2,833)	(57.6)	(101)	(8.7)	(3.3)	(23.6)	(93.2)

Ending balance at September 30, 2002	1,453	$39.1	82	$51.8	$3.1	$7.4	$101.4

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

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million.

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

	For Year Ended September 30,
	2002(1)		2001(2)
	As Previously Reported	As Restated(3)	As Previously Reported	As Restated(3)
	(in millions, except per share data)
Net revenues	$36,108.5	$36,054.6	$40,140.6	$40,106.1
(Loss) income from continuing operations	(3,073.2)	(2,841.0)	4,345.0	3,838.2
Net (loss) income	(9,414.5)	(9,182.3)	3,646.6	3,139.8
Basic (loss) earnings per common share:
(Loss) income from continuing operations	(1.54)	(1.42)	2.21	1.95
Net (loss) income	(4.71)	(4.60)	1.94	1.60
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	(1.54)	(1.42)	2.18	1.93
Net (loss) income	(4.71)	(4.60)	1.83	1.58

(1)
Includes charges for the impairment of long-lived assets of $3,309.5 million; net restructuring and other charges of $1,874.7 million; goodwill impairment charges of $1,343.7 million; a loss on investments of $270.8 million; a net gain on the sale of businesses of $23.6 million; gain on the early extinguishment of debt of $30.6 million; and loss from discontinued operations of $6,341.3 million, net of tax. Excludes charge of $17.8 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic discussed in Note 7.

(2)
Includes a net gain on sale of businesses of $410.4 million related primarily to the sale of ADT Automotive; a loss of $133.8 million related to the write-down of an investment; a net gain of $24.5 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $120.1 million; net restructuring and other charges totaling $585.3 million; loss on the early extinguishment of debt of $26.3 million; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

(3)
Restated for adjustments discussed in Note 1.

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

Fiscal 2001

        During fiscal 2001, the Company purchased approximately 240 companies and business lines for an aggregate cost of $10,137.8 million, consisting of $6,117.3 million in cash, net of $343.4 million of cash acquired, the issuance of approximately 78.2 million common shares valued at $3,904.6 million, plus the fair value of stock options assumed of $115.9 million. Of this $6,117.3 million, Tyco paid $798.1 million for approximately 1.0 million customer contracts for electronic security services through the ADT dealer program. The Company purchased all of the voting equity interests in each of the businesses acquired. In connection with these acquisitions, the Company recorded purchase accounting liabilities of $1,021.3 million for the costs of integrating the acquired companies and transaction costs. Also during fiscal 2001, Tyco purchased CIT for an aggregate cost of $9,455.5 million, consisting of $2,486.4 million in cash, net of $2,156.4 million of cash acquired, and the issuance of approximately 133.0 million common shares valued at $6,650.5 million, plus the fair value of options assumed of $318.6 million. CIT was subsequently disposed of in fiscal 2002 and has been presented as discontinued operations.

        During fiscal 2001, $773.0 million of cash was paid during the year for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid approximately $105.7 million relating to holdback and earn-out liabilities primarily related to certain prior year acquisitions. Fiscal 2001 purchase acquisitions include, among others, Mallinckrodt Inc., CIGI Investment Group, Inc., InnerDyne, Inc., LPS, Simplex Time Recorder Co., Scott, CIT and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. Certain acquisitions have provisions to defer a portion of the purchase price to cover holdback liabilities for items such as the finalization of the acquired company's net assets, during a specified period of time or to pay the purchase price over a period of time. At September 30, 2002, the Company has a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum payable to the former shareholders of Com-Net only after the construction and installation of the communications system is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at September 30, 2002, as the outcome of this contingency cannot be reasonably determined. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt and Tyco common shares and net proceeds from the disposal of businesses. Fair value of debt of acquired companies aggregated $40,643.2 million, including $39,050.9 million of debt of CIT. Each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the Company's consolidated results from their respective acquisition dates.

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Distributor & Supplier Cancellation Fees	Other	Total
Original liabilities established	10,270	$413.3	349	$302.2	$179.9	$224.6	$1,120.0
Liabilities of discontinued operations	(354)	(47.2)	—	(19.3)	—	(32.2)	(98.7)

Original liabilities continuing operations	9,916	366.1	349	282.9	179.9	192.4	1,021.3
Fiscal 2001 utilization	(7,847)	(203.2)	(172)	(21.6)	(94.3)	(140.9)	(460.0)

Ending balance at September 30, 2001	2,069	162.9	177	261.3	85.6	51.5	561.3
Additions to fiscal 2001 acquisition liabilities	8,570	179.4	493	85.3	25.9	48.8	339.4
Fiscal 2002 utilization	(7,060)	(180.7)	(328)	(69.6)	(44.5)	(50.7)	(345.5)
Reclassifications	—	5.7	—	(29.3)	(3.0)	(2.7)	(29.3)
Reduction of estimates of fiscal 2001 acquisition liabilities	(1,383)	(37.6)	(242)	(40.2)	(35.3)	(17.8)	(130.9)

Ending balance at September 30, 2002	2,196	$129.7	100	$207.5	$28.7	$29.1	$395.0

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

        During fiscal 2002, we recorded additions to purchase accounting liabilities as we continued to formulate the integration plans of fiscal 2001 acquisitions, such as LPS, Microser S.L. (integrated within the Electronics segment), DAAG, Edison and SecurityLink, among others. Finalization of components of integration plans associated with acquisitions resulted in additional purchase accounting liabilities of $339.4 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the elimination of an additional 8,570 employees, the closure of an additional 493 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

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

	For Year Ended September 30,
	2001(1)		2000(2)
	As Previously Reported	As Restated(3)	As Previously Reported	As Restated(3)
	($ in millions, except per share data)
Net revenues	$37,169.8	$37,135.3	$38,933.5	$38,929.1
Income from continuing operations	4,297.4	3,790.5	4,182.1	3,974.8
Net income	3,606.0	3,099.1	4,143.5	3,936.2
Basic income per common share:
Income from continuing operations	2.26	1.99	2.20	2.09
Net income	1.89	1.63	2.18	2.07
Diluted income per common share:
Income from continuing operations	2.23	1.97	2.17	2.06
Net income	1.87	1.61	2.15	2.04

(1)
Includes a net gain on sale of businesses of $410.4 million related primarily to the sale of ADT Automotive; a loss of $133.8 million related to the write-down of an investment; a net gain of $24.5 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $120.1 million; net restructuring and other charges totaling $585.3 million; loss on the early extinguishment of debt of $26.3 million; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

(2)
Includes a gain of $1,760.0 million on the sale by a subsidiary of its common shares. Income also includes net restructuring and other charges of $176.3 million; charges for the impairment of long-lived assets of $99.0 million; and a loss on the early extinguishment of debt of $0.3 million.

(3)
Restated for adjustments discussed in Note 1.

Fiscal 2000

        During fiscal 2000, the Company purchased approximately 200 companies and business lines for an aggregate cost of $4,808.5 million, consisting of $4,137.1 million in cash, net of $243.1 million of cash acquired, and the issuance of approximately 15.6 million common shares valued at $671.4 million. Of this $4,137.1 million, Tyco paid $390.7 million for approximately 550,000 customer contracts for electronic security services through the ADT dealer program. In addition, $544.2 million of cash was paid during fiscal 2000 for purchase accounting liabilities related to 2000 and prior years' acquisitions. Fiscal 2000 acquisitions include, among others, the acquisition of General Surgical Innovations, Inc., AFC Cable Systems, Inc., Siemens Electromechanical Components GmbH & Co. KG, Praegitzer Industries, Inc., Critchley Group PLC and the Electronic OEM business of Thomas & Betts. The cash portions of the acquisition costs were funded utilizing cash on hand, the issuance of long-term debt and borrowings under the Company's commercial paper program. Fair value of debt of acquired companies aggregated $244.1 million. Each of these acquisitions was accounted for as a purchase, and the results of operations of the acquired companies have been included in the consolidated results of the Company from their respective acquisition dates. As a result of acquisitions completed in fiscal 2000, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2000, the Company recorded approximately $5,313.3 million in goodwill and other intangible assets.

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2000 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Distributor & Supplier Cancellation Fees	Other	Total
Original liabilities established	7,215	$273.9	102	$62.7	$32.3	$57.3	$426.2
Fiscal 2000 utilization	(4,023)	(155.6)	(53)	(30.0)	(21.3)	(20.9)	(227.8)

Ending balance at September 30, 2000	3,192	118.3	49	32.7	11.0	36.4	198.4
Fiscal 2001 utilization	(4,962)	(98.2)	(65)	(31.1)	(10.8)	(26.1)	(166.2)
Additions to fiscal 2000 acquisition liabilities	3,842	35.6	86	36.5	6.5	25.4	104.0
Reclassifications	—	1.0	—	(1.4)	—	0.1	(0.3)
Reduction of estimates of fiscal 2000 acquisition liabilities	(515)	(15.7)	(9)	(9.8)	(1.4)	(6.4)	(33.3)

Ending balance at September 30, 2001	1,557	41.0	61	26.9	5.3	29.4	102.6
Fiscal 2002 utilization	(997)	(15.8)	(32)	(7.1)	(0.4)	(4.1)	(27.4)
Reclassifications	—	—	—	(0.3)	3.0	(6.0)	(3.3)
Reduction of estimates of fiscal 2000 acquisition liabilities	(483)	(16.3)	(10)	(15.9)	(5.1)	(12.5)	(49.8)

Ending balance at September 30, 2002	77	$8.9	19	$3.6	$2.8	$6.8	$22.1

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

	For the Year Ended September 30, 2000(1)
	As Previously Reported	As Restated(2)
	($ in millions, except per share data)
Net revenues	$30,448.0	$30,443.6
Income from continuing operations	4,479.8	4,278.4
Net income	4,479.8	4,278.4
Basic income per common share:
Income from continuing operations	2.65	2.53
Net income	2.65	2.53
Diluted income per common share:
Income from continuing operations	2.61	2.50
Net income	2.61	2.50

(1)
Includes a gain of $1,760.0 million on the sale by a subsidiary of its common shares. Income also includes net restructuring and other charges of $176.3 million; charges for the impairment of long-lived assets of $99.0 million; and a loss on the early extinguishment of debt of $0.3 million.

(2)
Restated for adjustments discussed in Note 1.

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

        During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. In addition, during the quarter ended

March 31, 2003, management began evaluating segment performance based upon operating results inclusive of restructuring, impairments, and certain other charges that had previously been characterized by management as unusual. Previously, such charges had been excluded from management's evaluation of segment performance. Accordingly, operating (loss) income by segment has been shown to reflect these changes. Prior year amounts have been conformed accordingly, and as such, include the charges for amounts previously excluded from management's internal reporting. These items are footnoted in the table below.

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

        Selected information by industry segment is presented in the following tables ($ in millions). Amounts include restructuring and other charges (credits), charges for the impairment of long-lived assets, charges for the impairment of goodwill and the write-off of purchased in-process research and development (IPR&D), as described in Notes 5, 6, 7, and 16.

	Previously Reported For the Year Ended September 30,			As Restated for the Adjustments Described in Note 1 For the Year Ended September 30,			As Restated for the Change in Segments and Change in Segment Measurement as Described Above For the Year Ended September 30,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Net Revenues:
Fire and Security Services	$10,637.6	$7,471.7	$6,076.6	$10,639.0	$7,473.0	$6,077.3	$10,639.0	$7,473.0	$6,077.3
Electronics	10,528.0	13,572.8	12,449.5	10,464.1	13,545.6	12,449.5	10,464.1	13,545.6	12,449.5
Healthcare (previously Healthcare and Specialty Products)	9,777.4	8,812.7	6,467.9	9,777.4	8,812.7	6,467.9	7,899.1	7,065.3	4,377.5
Engineered Products and Services	4,700.7	4,179.4	3,937.9	4,709.3	4,170.8	3,932.8	4,709.3	4,170.8	3,932.8
Plastics and Adhesives	—	—	—	—	—	—	1,878.3	1,747.4	2,090.4

Net revenues from external customers	$35,643.7	$34,036.6	$28,931.9	$35,589.8	$34,002.1	$28,927.5	$35,589.8	$34,002.1	$28,927.5

	Previously Reported For the Year Ended September 30,			As Restated for the Adjustments Described in Note 1 For the Year Ended September 30,			As Restated for the Change in Segments and Change in Segment Measurement as Described Above For the Year Ended September 30,
	2002	2001	2000	2002	2001	2000	2002		2001		2000
Operating income (loss):
Fire and Security Services	$1,407.3	$1,289.2	$1,029.3	$1,132.1	$970.1	$817.5	$904.7	(1)	$883.2	(7)	$828.7	(13)
Electronics	1,475.3	3,477.8	2,977.4	1,433.8	3,487.4	2,955.4	(4,245.9)	(2)	3,005.1	(8)	3,033.2	(14)
Healthcare (previously Healthcare and Specialty Products	2,111.5	2,060.8	1,527.9	2,116.0	2,066.6	1,526.8	1,846.8	(3)	1,509.3	(9)	1,075.3	(15)
Engineered Products and Services	650.4	816.5	746.9	632.0	765.5	736.2	252.5	(4)	704.8	(10)	736.2
Plastics and Adhesives	—	—	—	—	—	—	209.2	(5)	300.9	(11)	363.4

	5,644.5	7,644.3	6,281.5	5,313.9	7,289.6	6,035.9	(1,032.7)		6,403.3		6,036.8
Less: Corporate expenses	(196.2)	(197.2)	(187.4)	(220.6)	(240.5)	(218.2)	(419.7)	(6)	(243.9)	(12)	(494.4)	(16)
Goodwill amortization expense	—	(537.4)	(344.4)	—	(543.0)	(344.4)	—		(543.0)		(344.4)

Operating (loss) income	$5,448.3	$6,909.7	$5,749.7	$5,093.3	$6,506.1	$5,473.3	$(1,452.4)		$5,616.4		$5,198.0
Less: Net restructuring, impairment and other charges	(7,027.3)	(722.9)	(275.3)	(6,545.7)	(889.7)	(275.3)	—		—		—

Operating (loss) income	$(1,579.0)	$6,186.8	$5,474.4	$(1,452.4)	$5,616.4	$5,198.0	$(1,452.4)		$5,616.4		$5,198.0

(1)
Includes an impairment charge of $114.7 million primarily related to the write-off of a software development project and, to a lesser extent, the write-down of intangible assets resulting from the curtailment, and in certain end markets, the termination of the ADT dealer program. Also includes a net restructuring and other charge of $94.9 million, of which charges of $19.4 million are included in cost of sales. The $94.9 million net charge consists of charges of $113.5 million primarily related to severance and facility-related charges associated with streamlining the business and an accrual for anticipated resolution and disposition of various labor and employment matters, offset by restructuring credits of $18.6 million due to costs being less than anticipated. Also includes a charge of $17.8 million for the write-off of purchased IPR&D.

(2)
Includes impairment charges of $3,150.7 million primarily related to the write-down of the TGN and other property, plant and equipment associated with the closure of certain facilities, net restructuring and other charges of $1,504.5 million, of which $608.2 million is included in cost of sales and $115.0 million is included in selling, general and administrative expenses. The $1,504.5 million net charge consists of charges of $1,530.8 million primarily related to the write-down of inventory and facility closures, slightly offset by restructuring credits of $26.3 million due to costs being less than anticipated. Also includes a charge for the impairment of goodwill of $1,024.5 million.

(3)
Includes a charge of $2.5 million related to the impairment of property, plant and equipment associated with the closure of facilities, and net restructuring and other charges of $44.8 million, of which $0.5 million is included in cost of sales. The $44.8 million net charge consists of charges of $48.7 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines, and the write-off of legal fees and other deal costs associated with acquisitions that were not completed, somewhat offset by restructuring credits of $3.9 million.

(4)
Includes a charge for the impairment of goodwill of $319.2 million, restructuring and other charges of $50.8 million, of which $6.2 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $9.5 million related to property, plant and equipment due to the closure of facilities that had become redundant due to acquisitions.

(5)
Includes charges for the impairment of long-lived assets of $2.6 million and restructuring and other charges of $10.1 million, of which $1.1 million is included in cost of sales, related to the closure of several manufacturing plants.

(6)
Includes restructuring and other charges of $169.6 million primarily related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees and impairment charges of $29.5 million related to property, plant and equipment.

(7)
Includes a net restructuring and other charge of $84.1 million, of which $5.4 million is included in cost of sales. The $84.1 million net charge consists of charges of $85.7 million primarily associated with the closure of existing facilities that had become redundant due to acquisitions, slightly offset by restructuring credits of $1.6 million due to costs being less than anticipated. Also includes a charge of $2.8 million related primarily to the impairment of property, plant and equipment associated with the closure of these facilities.

(8)
Includes restructuring and other charges of $383.8 million, of which charges of $125.8 million are included in cost of sales, primarily related to the closure of facilities within the computer and consumer electronics and communications industries. Also includes a charge of $98.5 million related to the impairment of property, plant and equipment associated with the closure of these facilities.

(9)
Includes the write-off of purchased in-process research and development of $184.3 million, and net restructuring and other charges of $48.4 million, of which $40.0 million is included in cost of sales. The $48.4 million net charge consists of charges of $64.0 million, primarily related to inventory which had been written-up under purchase accounting and the closure of several manufacturing plants, offset by restructuring credits of $15.6 million. Also includes a charge of $14.2 million related primarily to the impairment of property, plant and equipment associated with the closure of these plants.

(10)
Includes a restructuring and other charge of $57.3 million, of which $9.7 million is included in cost of sales, related primarily to a restructuring of the valves and controls business. Also includes a charge of $3.4 million related primarily to the impairment of property, plant and equipment associated with the closure of facilities.

(11)
Includes restructuring and other charges of $8.3 million, of which $4.0 million is included in cost of sales, related to the closure of several manufacturing plants. Also includes a charge of $1.2 million related to the impairment of property, plant and equipment associated with the closure of these facilities.

(12)
Includes a charge of $3.4 million related to severance.

(13)
Includes a merger, restructuring and other credit of $11.2 million representing a revision in estimates related to the Company's 1997 restructuring accruals.

(14)
Includes a restructuring charge of $16.9 million, of which $0.9 million is included in cost of sales, related to AMP's Brazilian operations and wireless communications business and a credit of $107.8 million, of which $6.3 million is included in cost of sales, representing primarily a revision of estimates of merger, restructuring and other accruals related to the merger with AMP and AMP's profit improvement plan. Also includes a charge of $13.1 million incurred in connection with the TyCom IPO.

(15)
Includes charges for the impairment of long-lived assets of $99.0 million and restructuring and other charges of $7.9 million, of which $6.4 million is included in cost of sales, related to exiting U.S. Surgical's interventional cardiology business. Includes restructuring and other charges of $11.1 million related to U.S. Surgical's suture business. Also includes a credit of $19.7 million representing a revision in estimates of merger, restructuring and other accruals related primarily to the merger with U.S. Surgical. Includes a credit of $10.2 million related to the Company's 1997 restructuring accruals.

(16)
Includes a charge of $275.0 million for certain claims relating to a merged company in the Healthcare business and other charges of $1.2 million.

        Revenue by groups of products aggregated based upon business units within Tyco's segments are as follows:

	For the Year Ended September 30,
	2002	2001	2000
	(restated)	(restated)	(restated)
Revenue by Groups of Products:
Security Services	$5,991.9	$3,696.4	$3,331.8
Fire Protection	4,647.1	3,776.6	2,745.5
Electronics Components	9,778.3	11,709.6	9,909.8
Telecommunications	685.8	1,836.0	2,539.7
Healthcare	7,899.1	7,065.3	4,377.5
Plastics and Adhesives	1,878.3	1,737.5	1,583.9
ADT Automotive	—	9.9	506.5
Flow Control	2,789.0	2,244.3	2,018.4
Electrical and Metal Products	1,434.4	1,397.9	1,507.9
Tyco Infrastructure Services	485.9	528.6	406.5

Net revenues from external customers	$35,589.8	$34,002.1	$28,927.5

        Total assets, depreciation and amortization, and capital expenditures by segment are as follows:

	At September 30,
	2002	2001	2000
	(restated)	(restated)	(restated)
Total assets:
Fire and Security Services	$19,728.8	$15,008.7	$8,887.5
Electronics	18,187.1	21,605.6	14,350.4
Healthcare	13,274.7	13,583.0	6,968.1
Engineered Products and Services	6,632.7	6,305.2	5,687.3
Plastics and Adhesives	1,800.6	1,720.3	1,948.5
Corporate	5,833.6	1,592.4	2,153.8

	65,457.5	59,815.2	39,995.6
Net Assets of Discontinued Operations	—	10,598.0	—

	$65,457.5	$70,413.2	$39,995.6

	For the Year Ended September 30,
	2002		2001		2000
	(restated)		(restated)		(restated)
Depreciation and amortization:
Fire and Security Services	$1,047.0		$767.8		$570.7
Electronics	546.5		721.0		630.4
Healthcare	310.6		459.8		261.3
Engineered Products and Services	126.9		172.4		144.7
Plastics and Adhesives	41.7		52.9		70.4
Corporate	12.3		11.1		7.6

	$2,085.0		$2,185.0		$1,685.1

Capital expenditures, net(1):
Fire and Security Services	$820.4		$866.1		$756.4
Electronics	1,597.9	(2)	2,922.7	(4)	609.8	(6)
Healthcare	273.1		248.8		168.2
Engineered Products and Services	78.7		32.7		142.1
Plastics and Adhesives	31.7		(89.2)		82.9
Corporate	23.0		40.0		47.6

	$2,824.8	(3)	$4,021.1	(5)	$1,807.0	(7)

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

(5)
Net of $427.7 million received in sale-leaseback transactions ($135.0 million relates to the Plastics and Adhesives segment) and $62.0 million of proceeds received on sale of property, plant and equipment.

(6)
Includes $111.1 million in spending for construction of the TGN.

(7)
Net of $172.0 million received in sale-leaseback transactions and $61.6 million of proceeds received on sale of property, plant and equipment.

4.    Consolidated Geographic Data

        Selected information by geographic area is presented below ($ in millions).

	As at and for the Year Ended September 30,
	2002	2001	2000
	(restated)	(restated)	(restated)
Total revenues:
United States	$20,308.2	$19,728.0	$17,307.1
Other Americas (excluding United States)	2,007.2	2,176.6	1,145.3
Europe	8,358.2	7,591.0	6,610.0
Asia—Pacific	4,916.2	4,506.5	3,865.1

Net revenues from external customers(1)	$35,589.8	$34,002.1	$28,927.5

(1)
Revenues from external customers are attributed to individual countries based on the reporting entity that records the transaction.
	As at and for the Year Ended September 30,
	2002	2001	2000
	(restated)	(restated)	(restated)
Long-lived assets:
United States	$7,196.5	$5,754.7	$5,256.1
Other Americas (excluding United States)	425.7	1,659.4	517.3
Europe	2,606.3	4,325.2	1,947.2
Asia—Pacific	905.6	1,069.2	749.6
Corporate	455.2	620.1	395.5

	$11,589.3	$13,428.6	$8,865.7

5.    Restructuring and Other Charges (Credits), Net

        Restructuring and other charges (credits), net, are as follows ($ in millions):

	For the Year Ended September 30,
	2002	2001	2000
	(restated)	(restated)	(restated)
Fire and Security Services	$94.9	$84.1	$(11.2)
Electronics	1,504.5	383.8	(77.8)
Healthcare	44.8	48.4	(10.9)
Engineered Products and Services	50.8	57.3	—
Plastics and Adhesives	10.1	8.3	—
Corporate	169.6	3.4	276.2

	1,874.7	585.3	176.3
Less: Inventory related amounts charged to cost of sales	(635.4)	(184.9)	(1.0)
Bad debt provision charged to selling, general and administrative expenses	(115.0)	—	—

Restructuring and other unusual charges (credits), net	$1,124.3	$400.4	$175.3

        The Electronics segment for the year ended September 30, 2002 and the Corporate charges for the years ended September 30, 2002 and September 30, 2001 have been restated by $(55.0) million, $24.6 million and $166.8 million, respectively, to reflect the adjustments, described in Note 1.

2002 Charges and Credits

        The Fire and Security Services segment recorded net restructuring and other charges of $94.9 million. The net $94.9 million charge consists of charges of $113.5 million, of which charges of $19.4 million are included in cost of sales, related primarily to severance and facility closures associated with streamlining the business, partially offset by a credit of $18.6 million related to current and prior years' restructuring charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Fire and Security Services segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2002 charges	3,100	$43.5	109	$15.7	$19.4	$34.9	$113.5
Fiscal 2002 reversals	—	(0.3)	—	(3.0)	—	(0.8)	(4.1)
Fiscal 2002 utilization	(1,754)	(23.8)	(6)	(0.1)	(19.4)	(2.7)	(46.0)

Ending balance at September 30, 2002	1,346	$19.4	103	$12.6	$—	$31.4	$63.4

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

        The Electronics segment recorded net restructuring and other charges of $1,504.5 million. The $1,504.5 million net charge consists of charges totaling $1,530.8 million (of which charges of $608.2 million are included in cost of sales and a bad debt provision of $115.0 million is included in selling, general and administrative expenses) primarily related to facility closures, inventory reserves and purchase commitment cancellations due to the significant downturn in the telecommunications business and certain electronics end markets. These charges were partially offset by restructuring credits of $26.3 million primarily related to a revision of estimates of current and prior years' severance and facility charges. The following table provides information about the restructuring and other charges

(excluding impairments of long-lived assets which are discussed in Note 6) related to the Electronics segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2002 charges	8,996	$198.1	31	$250.2	$943.6	$138.9	$1,530.8
Fiscal 2002 reversals	(356)	(2.5)	(1)	(8.1)	—	—	(10.6)
Fiscal 2002 utilization	(4,336)	(79.6)	(13)	(77.7)	(164.7)	(1.7)	(323.7)

Ending balance at September 30, 2002	4,304	$116.0	17	$164.4	$778.9	$137.2	$1,196.5

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

        The $943.6 million inventory charges include $608.2 million of inventory write-downs and $335.4 million of supplier contract termination fees. The inventory write-downs and the supplier contract termination fees are primarily the result of the sudden and significant decrease in demand for our products and services, primarily in the telecommunications end markets. As a result, the Company determined that its current and committed inventory levels are in excess of forecasted needs. There were no significant sales of previously written-down or written-off inventory during the year ended September 30, 2002. Of the $608.2 million, $143.1 million of inventory has been scrapped as of September 30, 2002. We expect the remaining written-off inventory to be scrapped over the next three to six months. Also, as a result of the uncertainty related to the continued financial viability of a certain customer in the telecommunications industry, a bad debt provision of $115.0 million was recorded to selling, general and administrative expenses, which is included in the "Other" column above. In addition to the $115.0 million bad debt provision, the remaining other charges also include a write-off of an uncollectible receivable of $5.7 million as a result of the downturn in the telecommunications industry. To the extent that any of the bad debt provisions are not utilized, the excess amounts will be reversed as a credit to the selling, general and administrative expenses line in the Consolidated Statement of Operations and will be described as a credit in Tyco's Consolidated Financial Statements and Managements' Discussion and Analysis. To the extent that any of the inventory is subsequently sold, the related amount of income, if any will be disclosed separately as a credit in Tyco's Consolidated Financial Statements and Managements' Discussion and Analysis.

        The Healthcare segment recorded a net restructuring and other charge of $44.8 million. The $44.8 million net charge consists of charges of $48.7 million, of which charges of $0.5 million are included in cost of sales, related primarily to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines. These charges were partially offset by a credit of $3.9 million representing a revision in estimates of current and prior years' restructuring charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Healthcare segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2002 charges	380	$24.0	4	$14.1	$0.5	$10.1	$48.7
Fiscal 2002 reversals	(6)	(0.8)	—	—	—	(2.4)	(3.2)
Fiscal 2002 utilization	(100)	(9.4)	—	(2.1)	(0.5)	(7.7)	(19.7)

Ending balance at September 30, 2002	274	$13.8	4	$12.0	$—	$—	$25.8

        The cost of announced workforce reductions of $24.0 million includes the elimination of 380 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $14.1 million consists of the shutdown of 4 manufacturing and administrative facilities primarily in the United States. At September 30, 2002, 100 employees had been terminated.

        The other charges of $10.1 million consist primarily of legal fees and other deal costs associated with acquisitions that were not completed.

        The Engineered Products and Services segment recorded restructuring and other charges of $50.8 million, of which $6.2 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Engineered Products and Services segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2002 charges	1,217	$35.7	48	$4.1	$6.2	$4.8	$50.8
Fiscal 2002 utilization	(712)	(27.7)	(27)	(1.5)	(6.2)	(4.0)	(39.4)

Ending balance at September 30, 2002	505	$8.0	21	$2.6	$—	$0.8	$11.4

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

        The Plastics and Adhesives segment recorded a net restructuring and other charge of $10.1 million. The $10.1 million net charge, of which charges of $1.1 million are included in cost of sales, relates primarily to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Plastics and Adhesives segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2002 charges	317	$4.2	5	$3.0	$1.1	$1.8	$10.1
Fiscal 2002 utilization	(43)	(0.2)	(1)	(0.1)	(1.1)	(1.8)	(3.2)

Ending balance at September 30, 2002	274	$4.0	4	$2.9	$—	$—	$6.9

        The cost of announced workforce reductions of $4.2 million includes the elimination of 317 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $3.0 million consists of the shutdown of 5 manufacturing and administrative facilities primarily in the United States. At September 30, 2002, 43 employees had been terminated and 1 facility had been shut down.

        In addition to segment charges, the Company recorded net charges of $169.6 million consisting of $78.6 million for severance and $15.0 million for contract terminations, legal fees and other items associated with the downsizing of the corporate headquarters and $76.0 million for the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed. At September 30, 2002, $49.0 million remained in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

2001 Charges and Credits

        In fiscal 2001, the Fire and Security Services segment recorded a net restructuring and other charge of $84.1 million. The $84.1 million net charge consists of charges of $85.7 million, of which charges of $5.4 million are included in cost of sales, related primarily to the restructuring of the existing U.S. security business and U.S. fire protection business in connection with the acquisitions of SecurityLink and Simplex, partially offset by a credit of $1.6 million representing a revision of estimates of prior years' merger, restructuring and other charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Fire and Security Services segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2001 charges	972	$13.0	176	$47.6	$5.4	$19.7	$85.7
Fiscal 2001 utilization	(411)	(4.8)	(53)	(1.2)	(5.4)	(3.3)	(14.7)

Ending balance at September 30, 2001	561	8.2	123	46.4	—	16.4	71.0
Fiscal 2002 reversals	(118)	(0.3)	—	(13.9)	—	—	(14.2)
Fiscal 2002 utilization	(232)	(5.6)	(100)	(8.1)	—	(8.0)	(21.7)

Ending balance at September 30, 2002	211	$2.3	23	$24.4	$—	$8.4	$35.1

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

        In fiscal 2001, the Electronics segment recorded restructuring and other charges of $383.8 million, of which charges of $125.8 million are included in cost of sales, related primarily to facility closures and related employee terminations within the computer and consumer electronics and communication industries. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Electronics segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2001 charges	10,375	$177.1	38	$44.4	$125.8	$36.5	$383.8
Fiscal 2001 utilization	(6,020)	(70.5)	(12)	(10.2)	(125.8)	(17.5)	(224.0)

Ending balance at September 30, 2001	4,355	106.6	26	34.2	—	19.0	159.8
Fiscal 2002 reversals	(573)	(14.1)	(2)	(0.5)	—	(0.8)	(15.4)
Fiscal 2002 utilization	(3,524)	(82.9)	(22)	(18.2)	—	(11.1)	(112.2)

Ending balance at September 30, 2002	258	$9.6	2	$15.5	$—	$7.1	$32.2

        Included in the $383.8 million restructuring and other charges are the cost of announced workforce reductions of $177.1 million for the elimination of 10,375 positions primarily in the United States and Latin America consisting primarily of manufacturing personnel; the cost of facility closures of $44.4 million include building lease termination fees and other contract cancellation costs for the shutdown of 38 facilities; and other charges of $36.5 million consisting of purchase commitment cancellations and payments on non-cancelable machinery and equipment leases. The inventory charges of $125.8 million include $74.1 million related to inventory write-downs associated with exiting locations and scrapping amounts in excess of forecasted demand and a charge of $51.7 million related to the sale of inventory, which had been written up under purchase accounting. The remaining balance at September 30, 2002 of $32.2 million, of which $27.7 million is included in accrued expenses and other current liabilities and $4.5 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for severance and payments on non-cancelable lease obligations.

        In fiscal 2001, the Healthcare segment recorded a net restructuring and other charge of $48.4 million. The $48.4 million net charge consists of charges of $64.0 million, of which charges of

$40.0 million are included in cost of sales, related primarily to the sale of inventory, which had been written up under purchase accounting, and the closure of manufacturing plants, partially offset by a credit of $15.6 million representing a revision in estimates of prior years' merger, restructuring and other charges related primarily to the merger with U.S. Surgical. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Healthcare segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2001 charges	778	$16.6	2	$1.3	$40.0	$6.1	$64.0
Fiscal 2001 utilization	(444)	(9.2)	(2)	(0.6)	(40.0)	(1.2)	(51.0)

Ending balance at September 30, 2001	334	7.4	—	0.7	—	4.9	13.0
Fiscal 2002 reversals	(23)	(0.5)	—	(0.1)	—	(0.1)	(0.7)
Fiscal 2002 utilization	(311)	(6.4)	—	(0.4)	—	(4.8)	(11.6)

Ending balance at September 30, 2002	—	$0.5	—	$0.2	$—	$—	$0.7

        The cost of announced workforce reductions of $16.6 million includes the elimination of 778 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $1.3 million consists of the shutdown of 2 manufacturing and administrative facilities in the United States. At September 30, 2002, all employees had been terminated and all facilities had been shut down.

        The inventory charges of $40.0 million include a charge of $35.0 million related to the sale of inventory, which had been written-up under purchase accounting. The other charges of $6.1 million consist primarily of the cost for lease buyouts and distributor termination fees.

        In fiscal 2001, the Engineered Products and Services segment recorded restructuring and other charges of $57.3 million, of which $9.7 million are included in cost of sales, primarily related to a restructuring of the valves and controls business. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in

Note 6) related to the Engineered Products and Services segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2001 charges	970	$14.1	24	$3.3	$9.7	$30.2	$57.3
Fiscal 2001 utilization	(527)	(5.4)	(18)	(2.5)	(9.7)	(2.4)	(20.0)

Ending balance at September 30, 2001	443	8.7	6	0.8	—	27.8	37.3
Fiscal 2002 utilization	(430)	(8.3)	(6)	(0.7)	—	(8.7)	(17.7)

Ending balance at September 30, 2002	13	$0.4	—	$0.1	$—	$19.1	$19.6

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

        In fiscal 2001, the Plastics and Adhesives segment recorded a net restructuring and other charge of $8.3 million. The $8.3 million net charge, of which charges of $4.0 million are included in cost of sales, related primarily to the sale of inventory, which had been adjusted to fair value under purchase accounting, and the closure of manufacturing plants. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Plastics and Adhesives segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Inventory	Other	Total
Fiscal 2001 charges	322	$2.6	3	$0.2	$4.0	$1.5	$8.3
Fiscal 2001 utilization	—	—	—	—	(4.0)	—	(4.0)

Ending balance at September 30, 2001	322	2.6	3	0.2	—	1.5	4.3
Fiscal 2002 utilization	(322)	(2.6)	(3)	(0.2)	—	(1.5)	(4.3)

Ending balance at September 30, 2002	—	$—	—	$—	$—	$—	$—

        The cost of announced workforce reductions of $2.6 million includes the elimination of 322 positions primarily in the United States consisting primarily of manufacturing and sales personnel. The cost of facility closures of $0.2 million consists of the shutdown of 3 manufacturing and administrative facilities in the United States. At September 30, 2002, all employees had been terminated and all facilities had been shut down.

        The inventory charges of $4.0 million is related to the sale of inventory, which had been adjusted to fair value under purchase accounting. The other charges of $1.5 million consist primarily of the cost for lease buyouts and distributor termination fees.

        In addition to segment charges, the Company recorded a charge of $3.4 million, related to severance. In addition, $0.7 million relating to the $3.4 million severance charge remains in accrued expenses and other current liabilities on the Consolidated Balance Sheet at September 30, 2002.

2000 Charges and Credits

        In fiscal 2000, the Fire and Security Services segment recorded restructuring and other credits of $11.2 million related to revisions in estimates of the Company's 1997 restructuring activities for amounts lower than originally recorded. Actions under the Company's 1997 restructuring plans have been completed.

        In fiscal 2000, the Electronics segment recorded a net merger, restructuring and other credit of $77.8 million, which consists of credits of $107.8 million and charges of $30.0 million. The merger, restructuring and other credit of $107.8 million, of which a credit of $6.3 million is included in cost of sales, is related to the merger with AMP and costs associated with AMP's profit improvement plan. The $107.8 million credit consists of a revision in estimates of severance liabilities of $55.2 million, facility liabilities of $7.8 million and other liabilities of $44.8 million primarily as a result of certain facilities remaining open due to changes in market conditions. The restructuring and other charges of $30.0 million, of which $0.9 million is included in cost of sales includes $16.9 million related to restructuring activities in AMP's Brazilian operations and wireless communications business and a charge of $13.1 million incurred in connection with the TyCom IPO.

        Included in the $16.9 million AMP restructuring and other charges are the cost of announced workforce reductions of $4.9 million for the elimination of 941 positions primarily in Brazil; the cost of facility closures of $4.8 million for the shut-down and consolidation of 3 facilities; and other charges of $7.2 million consisting of the write-off of non-facility assets and other direct costs. At September 30, 2002, substantially all of these restructuring activities were completed. The remaining balance at September 30, 2002 of $3.0 million, of which $0.6 million is included in accrued expenses and other current liabilities and $2.4 million is included in other long-term liabilities on the Consolidated Balance Sheet, is primarily for payments on non-cancelable lease obligations.

        In fiscal 2000, the Healthcare segment recorded a net merger, restructuring and other credit of $10.9 million. The $10.9 million net credit consists of charges of $11.1 million related to U.S. Surgical's suture business and charges of $7.9 million, of which charges of $6.4 million are included in cost of sales, related to exiting U.S. Surgical's interventional cardiology business. All of these restructuring activities have been completed. Also recorded was a credit of $29.9 million representing a revision in estimates of prior years' merger, restructuring and other accruals, of which $19.7 million related primarily to the merger with U.S. Surgical and $10.2 million related to the Company's 1997 restructuring accruals. The $19.7 million credit relates to a revision in estimates of severance liabilities of $4.2 million, facility liabilities of $4.5 million and other liabilities of $11.0 million.

        In addition to segment charges (credits), the Company recorded charges of $275.0 million in fiscal 2000 for certain claims relating to a merged company in the Healthcare business and $1.2 million for other charges.

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

2002 Charges

        During fiscal 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $3,309.5 million.

        During fiscal 2002, the Fire and Security Services segment recorded a charge of $5.6 million related to the impairment of intangible assets resulting from the curtailment, and in certain markets, the termination of the ADT dealer program. In addition, the Fire and Security Services segment recorded a charge of $109.1 million primarily related to the impairment of property, plant and equipment associated with the termination of a software development project. The software development project related to a strategy to develop a new comprehensive integrated customer database and associated applications for this segment and its acquired companies. During fiscal 2002, management, with the assistance of a third-party consultant, performed a full evaluation to determine the information technology needs of the Fire and Security business relative to where it stood then and expectations for it over the near future. As a result of this review, the Company decided to abandon the project, which was still in the development and testing stage, resulting in the write-off of capitalized costs of $109.1 million.

        During fiscal 2002, the Electronics segment recorded a charge of $3,150.7 million, of which $2,581.7 million related to the impairment of the TGN, $541.0 million primarily related to property, plant and equipment associated with the closure of facilities as discussed in Note 5 and $28.0 million related to the impairment of intangible assets associated with undersea systems technology and know-how acquired through acquisitions. The fiberoptic capacity available in the market continues to significantly exceed overall market demand, creating sharply declining prices and reduced anticipated future cash flows.

        The Company has assessed the carrying value of the TGN using an analysis that employs estimates as to current and future market pricing, demand and network completion costs. This analysis is highly sensitive to changes in those estimates noted above. Based upon management's estimates, the Company concluded that the value of its fiberoptic network was impaired and consequently recorded an impairment charge during the quarter ended March 31, 2002. The amount of the impairment was based upon the difference between the carrying value of each asset group and the estimated fair value of those assets groups as of March 31, 2002. The estimated fair value of each asset group was determined using an income (discounted cash flow) approach. The cash flows forecasts were prepared using the fifteen year estimated weighted average useful life of each of the TGN asset groups. Probability factors were applied to various scenarios weighting the likelihood of each possible outcome. Then, each cash flow forecast was discounted using a weighted average cost of capital of 15% similar to that used for SFAS 142 purposes, which was prepared by an independent appraiser as part of services rendered in evaluating the Company's enterprise value. Based upon these analyses, the sum of the expected future discounted cash flows was subtracted from the carrying values of the asset groups resulting in an impairment loss for the TGN. The entire TGN placed in service as of March 31, 2002 was written-off at that time, as well as a portion of construction in progress of the TGN. We reconsidered the factors noted above, such as projected operating results, business plans and an estimate of discounted future cash flows, in order to retest the carrying value of the TGN for a further impairment at June 30, 2002 and September 30, 2002. We determined that no impairment charge was necessary at June 30, 2002. However, as the telecommunications industry further declined, an additional impairment charge was necessary and recorded that amount as of September 30, 2002. Changes to these forecasts and assumptions could lead to further impairment of the TGN in the future. The amount of Tyco Global Network on the Consolidated Balance Sheet at September 30, 2002 is $581.6 million as compared to $2,353.4 million at September 30, 2001.

        During fiscal 2002, the Healthcare segment recorded a charge of $2.5 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

        During fiscal 2002, the Engineered Products and Services segment recorded a charge of $9.5 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

        During fiscal 2002, the Plastics and Adhesives segment recorded a charge of $2.6 million related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

        During fiscal 2002, the Company recorded a charge of $29.5 million related to the impairment of certain corporate properties associated with the downsizing of corporate headquarters discussed in Note 5.

2001 Charges

        The Electronics, Healthcare, Plastics and Adhesives, Engineered Products and Services and Fire and Security Services segments recorded charges of $98.5 million, $14.2 million, $1.2 million, $3.4 million and $2.8 million, respectively, related primarily to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

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

8.    Other (Expense) Income

        Other (expense) income is as follows ($ in millions):

	Year Ended September 30,
	2002	2001	2000
	(restated)
Income (loss) from early retirement of debt	$30.6	$(26.3)	$(0.3)
Loss on investments	(270.8)	(133.8)	—
Net gain on sale of businesses	23.6	410.4	—

	$(216.6)	$250.3	$(0.3)

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

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million. In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million after deducting commissions and other direct costs, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, as well as $60.7 million of special bonuses paid to key employees.

9.    TyCom Ltd.

        During fiscal 2000, TyCom Ltd., a majority-owned subsidiary of the Company, completed an initial public offering (the "TyCom IPO") of 70,300,000 of its common shares at a price of $32.00 per share. Net proceeds to TyCom from the TyCom IPO, after deducting the underwriting discount, commissions and other direct costs, were approximately $2.1 billion. Of that amount, TyCom paid $200 million as a dividend to the Company. Prior to the TyCom IPO, the Company's ownership in TyCom's outstanding common shares was 100%, and at September 30, 2001 the Company's ownership in TyCom's outstanding common shares was approximately 89%. As a result of the TyCom IPO, the Company recognized a net pre-tax gain on its investment in TyCom of approximately $1.76 billion ($1.01 billion, after-tax), which has been included in net gain on sale of common shares of subsidiary in the fiscal 2000 Consolidated Statement of Operations. This gain is net of direct and incremental costs of the transaction, as well as $85.1 million of special bonuses paid to key employees. In addition, in connection with the TyCom IPO, the Company paid special, bonuses of $13.1 million to certain employees, which was included on the restructuring and other charges (credits), net line in the Consolidated Statement of Operations.

        During fiscal 2001, the Company recorded a $24.5 million net gain on the sale of approximately 5.6 million common shares of TyCom. This gain is net of direct and incremental costs of the transaction, as well as $15.0 million of special, bonuses paid to key employees.

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

10.    Income Taxes

        The provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions), as restated for the adjustments discussed in Note 1:

	Year Ended September 30,
	2002	2001	2000
	(restated)	(restated)	(restated)
Notional U.S. federal income tax (benefit) expense at the statutory rate	$(920.0)	$1,790.1	$2,165.8
Adjustments to reconcile to the Company's income tax provision:
U.S. state income tax provision, net	26.1	74.6	45.7
Asset impairments in low-rate jurisdictions	785.3	47.5	6.6
Non-U.S. net earnings	(210.5)	(859.0)	(473.1)
Nondeductible charges	541.2	170.4	140.8
Other	(14.0)	(51.3)	(34.9)

Provision for income taxes	208.1	1,172.3	1,850.9
Deferred (benefit) provision	(177.4)	455.4	646.1

Current provision	$385.5	$716.9	$1,204.8

        The provisions for fiscal 2002, fiscal 2001, and fiscal 2000 include $487.6 million, $514.8 million and $623.8 million, respectively, for non-U.S. income taxes. The non-U.S. component of income/(loss) before income taxes was $(646.3) million, $4,005.8 million and $3,219.9 million for fiscal 2002, fiscal 2001, and fiscal 2000, respectively.

        The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions), as restated for the adjustments discussed in Note 1:

	September 30,
	2002	2001
	(restated)	(restated)
Deferred tax assets:
Accrued liabilities and reserves	$1,758.0	$1,527.0
Tax loss and credit carryforwards	1,679.7	762.0
Capitalized research and development and interest	148.5	139.6
Other	553.8	211.5

	4,140.0	2,640.1

Deferred tax liabilities:
Property, plant and equipment	(256.6)	(250.7)
Intangibles	(770.6)	(564.0)
Undistributed earnings of subsidiaries	(80.1)	(126.1)
Other	(276.2)	(564.3)

	(1,383.5)	(1,505.1)

Net deferred income tax asset before valuation allowance	2,756.5	1,135.0
Valuation allowance	(603.9)	(199.1)

Net deferred income tax asset	$2,152.6	$935.9

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

        The following table presents summary balance sheet information for the discontinued operations of Tyco Capital at September 30, 2001 ($ in millions):

September 30, 2001
Cash	$808.0
Finance receivables, net	31,386.5
Property, plant and equipment (including equipment leased to others), net	6,503.6
Goodwill, net	6,547.5
Other assets	5,844.5

Total assets	$51,090.1

Loans payable and current maturities of long-term debt	$17,050.6
Accrued expenses and other liabilities	4,534.4
Long-term debt	18,647.1

Total liabilities	40,232.1
Mandatorily redeemable preferred securities	260.0
Total shareholder's equity	10,598.0

Total liabilities and shareholder's equity	$51,090.1

        Operating results from the discontinued operations of Tyco Capital through July 8, 2002 were as follows ($ in millions):

	For the Period October 1, 2001 through July 8, 2002	For the Period June 2 (date of acquisition) through September 30, 2001
Finance income	$3,327.6	$1,676.5
Interest expense	1,091.5	597.1

Net finance income	2,236.1	1,079.4
Depreciation on operating lease equipment	944.4	448.6

Net finance margin	1,291.7	630.8
Provision for credit losses	665.6	116.1

Net finance margin, after provision for credit losses	626.1	514.7
Other income	741.1	335.1

Operating margin	1,367.2	849.8

Selling, general, administrative and other costs and expenses	687.8	398.7
Goodwill impairment	6,638.1	—

Operating expenses	7,325.9	398.7

(Loss) income before income taxes and minority interest	(5,958.7)	451.1
Income taxes	(316.1)	(195.0)
Minority interest	(7.7)	(3.6)

(Loss) income from discontinued operations	$(6,282.5)	$252.5

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

Accounting Policies of Discontinued Operations

        Financing and Leasing Assets—Tyco Capital provides funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases are referred to as finance receivables. Financing and leasing assets consist of finance receivables, finance receivables held for sale, net book value of operating lease equipment and certain investments.

        At the time of designation for sale, securitization or syndication, assets are classified as finance receivables held for sale, which are included in Net Assets of Discontinued Operations on the Consolidated Balance Sheet. These assets are carried at the lower of aggregate cost or market value.

        Lease Financing—Direct financing leases are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease is recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables include leveraged leases, for which a major portion of the funding is provided by third-party lenders on a nonrecourse basis, with Tyco Capital providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third-party debt and unearned finance income. Management performs periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the current period.

        Reserve for Credit Losses on Finance Receivables—The reserve for credit losses is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the reserve for credit losses.

        Charge-off of Finance Receivables—Finance receivables are reviewed periodically to determine the probability of loss. Charge-offs are taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs are deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remains due, a final charge-off is taken at the time collection efforts are no longer deemed useful. Charge-offs are recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity.

        Impaired Loans—Impaired loans include primarily large loans that are placed on non-accrual status or any troubled debt restructuring. Loan impairment is defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral, if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

        Securitizations—Pools of assets are originated and sold to independent trusts which, in turn, issue securities to investors backed by the asset pools. Tyco Capital retains the servicing rights and participates in certain cash flows from the pools. The present value of expected net cash flows that exceeds the estimated cost of servicing is recorded at the time of sale as a "retained interest." Tyco Capital's retained interests in securitized assets are included in other assets. Subsequent to the recording of retained interests, Tyco Capital reviews such values on an asset by asset basis at least as often as quarterly. Fair values of retained interests are calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and are then compared to the respective carrying values. Losses, representing the excess of carrying value over estimated current fair market value, are recorded as impairments and are recognized as a charge to operations. Unrealized gains are not credited to current earnings but are reflected in shareholders' equity as part of other comprehensive income.

        Finance income—Includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs are deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases is recognized on an accrual basis commencing in the month of origination using methods that generally approximate the interest method. Leveraged lease income is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which Tyco Capital has a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases is recognized on an accrual basis.

        The accrual of finance income on commercial and consumer finance receivables is generally suspended and an account is placed on non-accrual status when payment of principal or interest is contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due is doubtful.

        Financial Instruments—See the Company's discussion of significant accounting policies included in Note 1 for information related to financial instruments. Additionally, Tyco Capital has derivatives which are designated as a cash flow hedge. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive (loss) income and are recognized in the Consolidated Statement of Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings.

12.    Cumulative Effect of Accounting Changes

        In December 1999, the SEC issued SAB 101, in which the SEC expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are relevant to the Company. As required under SAB 101, the Company modified its revenue recognition policies with respect to the installation of electronic security systems (see "Revenue Recognition" within Note 1). In addition, in response to SAB 101, the Company undertook a review of its revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of fiscal 2001, the Company changed its method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the fiscal 2001 Consolidated Statement of Operations.

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

13.    (Loss) Earnings Per Common Share

        The reconciliations between basic and diluted (loss) earnings per common share are as follows ($ in millions, except per share data):

	For the Year Ended September 30, 2002			For the Year Ended September 30, 2001			For the Year Ended September 30, 2000
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic (loss) earnings per common share:
(Loss) income from continuing operations, as restated	$(2,838.2)	1,988.5	$(1.43)	$3,894.9	1,806.9	$2.16	$4,318.5	1,688.0	$2.56
Stock options and warrants	—	—		—	21.4		—	21.2
Exchange of convertible debt due 2010	—	—		1.1	3.3		1.5	4.0

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, giving effect to dilutive adjustments, as restated	$(2,838.2)	1,988.5	$(1.43)	$3,896.0	1,831.6	$2.13	$4,320.0	1,713.2	$2.52

        The computation of diluted loss per common share in fiscal 2002 excludes the effect of the potential exercise of options to purchase approximately 10.0 million shares and the potential exchange of convertible debt due 2010 for 2.9 million shares, because the effect would be anti-dilutive. The computation of diluted earnings per common share in fiscal 2001 and fiscal 2000 excludes the effect of the assumed exercise of approximately 12.2 million and 7.3 million stock options, respectively, that were outstanding as of September 30, 2001 and 2000, respectively, because the effect would be anti-dilutive. Dilutive (loss) earnings per common share for fiscal 2002 also excludes 47.5 million and 22.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met. Dilutive earnings per common share for fiscal 2001 also excludes 48.0 million and 26.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

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

15.    Investments

        At September 30, 2002 and 2001, Tyco had available-for-sale equity investments with a fair market value of $24.6 million and $48.8 million and a cost basis of $32.4 million and $152.1 million, respectively. The gross unrealized losses of $8.2 million and $103.5 million and gross unrealized gains of $0.4 million and $0.2 million at September 30, 2002 and 2001 have been recorded net of a deferred tax asset of $2.5 million and $24.2 million at September 2002 and September 2001, respectively. These amounts have been included as a separate component of shareholders' equity. See Note 8 for discussion of realized losses on equity investments. At September 30, 2002, Tyco also had held-to-maturity investments in other current assets of $93.5 million. Amortized costs approximated fair value.

16.    Goodwill and Intangible Assets

        Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill, net was $26,020.5 million and $23,408.5 million at September 30, 2002 and 2001, respectively. Accumulated amortization amounted to $1,562.1 million at both September 30, 2002 and 2001. The changes in the carrying amount of goodwill for fiscal 2002, including a reclassification from intangibles to goodwill upon the adoption of SFAS 142, are as follows ($ in millions):

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2001, as restated	$5,914.3	$7,739.6	$6,088.3	$2,924.5	$699.1	$23,365.8
Reclassification of intangible assets	—	—	42.7	—	—	42.7

Balance at September 30, 2001 after reclassification, as restated	5,914.3	7,739.6	6,131.0	2,924.5	699.1	23,408.5
Goodwill related to acquisitions	2,002.2	1,090.4	471.0	253.2	10.1	3,826.9
Goodwill written-off related to divestitures	(0.3)	—	(55.4)	—	—	(55.7)
Goodwill impairment	—	(1,024.5)	—	(319.2)	—	(1,343.7)
Currency translation adjustments	87.5	35.4	2.5	55.6	3.5	184.5

Balance at September 30, 2002, as restated	$8,003.7	$7,840.9	$6,549.1	$2,914.1	$712.7	$26,020.5

        Under the transition provisions of SFAS No. 142, our transitional benchmark analysis concluded that there was no goodwill impairment at October 1, 2001. However, during the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,218.4 million related to the impairment of the TGN (fixed asset), as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the TGN impairment charge, see Note 6. An updated goodwill valuation was completed as of March 31, 2002 for Tyco Telecommunications. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Telecommunications reporting unit's goodwill at that date.

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

        During the quarter ended September 30, 2002, step two analyses, as prescribed by SFAS 142 were completed for the Tyco Telecommunications and Tyco Infrastructure reporting units. This resulted in an incremental goodwill impairment on continuing operations of $162.0 million ($79.5 million relating Tyco Telecommunications and $82.5 million relating to Tyco Infrastructure).

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

        During fiscal 2002 we curtailed, and in certain markets terminated, the ADT dealer program. Due to a decrease in projected purchases of customer contracts through the ADT dealer program, an updated valuation using an income approach based on the present value of future cash flows as of September 30, 2002 was performed for the Security Services reporting unit. The valuation results indicated that the fair value of the reporting unit exceeded the book value of the reporting unit resulting in no impairment of the Security Services reporting unit's goodwill at that date.

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

        Following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for fiscal 2001 and 2000, as restated for the adjustments described in Note 1 ($ in millions, except per share data):

	Fiscal 2001			Fiscal 2000
	Earnings	Basic Earnings Per Share	Diluted Earnings Per Share	Earnings	Basic Earnings Per Share	Diluted Earnings Per Share
Income from continuing operations	$3,894.9	$2.16	$2.13	$4,318.5	$2.56	$2.52
Goodwill amortization expense, net of tax	501.9	0.28	0.27	325.1	0.19	0.19

Adjusted income from continuing operations	$4,396.8	$2.43	$2.40	$4,643.6	$2.75	$2.71

Income before cumulative effect of accounting changes	$4,147.4	$2.30	$2.26	$4,318.5	$2.56	$2.52
Goodwill amortization expense, net of tax	561.7	0.31	0.31	325.1	0.19	0.19

Adjusted income before extraordinary items and cumulative effect of accounting changes	$4,709.1	$2.61	$2.57	$4,643.6	$2.75	$2.71

Net income	$3,464.0	$1.92	$1.89	$4,318.5	$2.56	$2.52
Goodwill amortization expense, net of tax	561.7	0.31	0.31	325.1	0.19	0.19

Adjusted net income	$4,025.7	$2.23	$2.20	$4,643.6	$2.75	$2.71

        Intangible assets, net were $5,805.8 million and $4,789.3 million at September 30, 2002 and 2001, respectively. Accumulated amortization amounted to $1,655.1 million and $993.2 million at September 30, 2002 and 2001, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	At September 30, 2002			At September 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$3,780.0	$1,191.3	12 years	$2,562.1	$646.8	12 years
Intellectual property	3,470.8	443.0	21 years	3,016.1	305.9	23 years
Other	210.1	20.8	28 years	204.3	40.5	31 years

Total	$7,460.9	$1,655.1	17 years	$5,782.5	$993.2	19 years

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

        Intangible asset amortization expense for Fiscal 2002, 2001 and 2000 was $620.9 million, $399.3 million and $245.8 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $700 million for fiscal 2003, $650 million for fiscal 2004, $600 million for fiscal 2005, $500 million for fiscal 2006, $450 million for fiscal 2007, and $400 million for fiscal 2008.

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

        Tyco authorized compensation arrangements to Messrs. Kozlowski and Swartz in fiscal years 2001 and 2000. In connection with such arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11 year period beginning in fiscal 2001. In 2001, amended policies were executed providing for additional company paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. In fiscal 2001, the Company deposited $30.8 million into a consolidated rabbi trust to fund premiums on the policies. The financial statements include charges of $26.7 million and $20.1 million in fiscal 2001 and 2000, respectively, related to the initial awards for Mr. Kozlowski under the policy, as amended. The restated financial statements also include charges of $13.6 million and $10.7 million in fiscal 2001 and 2000, respectively, related to the initial awards for Mr. Swartz. In the event the investment options within the policies do not earn specified interest amounts, Tyco has guaranteed a supplemental premium payment amounting to a 10% annual return on the cash surrender value, and any unpaid premiums. This liability is accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $24.6 million, which represented the value of the annual premium amounts for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making the premium payments. The Company has accrued $46.6 million and $70.9 million on our consolidated balance sheets as of September 30, 2002 and 2001, respectively, in connection with these arrangements, of which $23.1 million is held in the rabbi trust as of September 30, 2002. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. We have filed affirmative actions against Messrs. Kozlowski and Swartz, seeking disgorgement of all benefits under these executive life insurance policies. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit.

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

        During fiscal 2002, Jerry R. Boggess, the former President of Tyco Fire and Security Services, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.4 million and such loan was repaid in full prior to September 30, 2002.

        During the fourth quarter of fiscal 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

        Certain former Tyco directors and executive officers owned TyCom Ltd. shares or options, which were converted to Tyco shares and Tyco options upon the amalgamation of a subsidiary of Tyco with TyCom Ltd. on December 18, 2001 at the exchange ratio applicable to all holders of TyCom Ltd. shares and options.

        Stephen W. Foss was a director of Tyco until March 6, 2003. Mr. Foss is the owner of a corporate aircraft which we leased from him starting in May 2001 after seeking competitive bids of which Mr. Foss's bid was considered the most competitive given anticipated usage. Tyco paid Mr. Foss, and a company of which he is president, an aggregate of $587,000 in lease payments for our use of the aircraft and its pilots in fiscal 2002. These leasing arrangements were terminated as of September 30, 2002.

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

        As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Tyco and certain of our former directors are defendants in five pending actions purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain former directors of Tyco and against Tyco as a nominal defendant in connection with alleged improper conduct of former officers of Tyco relating to the use of our funds, our Key Employee Loan Program and assets. The ultimate resolution of these actions is not yet determinable.

        As previously reported in our Current Reports on Form 8-K filed on September 17, 2002 and October 8, 2002, we have filed civil complaints against L. Dennis Kozlowski, our former Chairman and

Chief Executive Officer, Mark A. Belnick, our former Executive Vice President and Chief Corporate Counsel, and Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions or other improper conduct.

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

18.    Debt

        Debt is as follows(1) ($ in millions):

	September 30,
	2002	2001
Commercial paper program(2)	$—	$3,909.5
Euro commercial paper program(2)	—	80.7
Notes payable to Tyco Capital	—	200.0
6.5% public notes due 2001(3)	—	300.0
6.875% private placement notes due 2002(4)	—	1,037.2
Variable-rate unsecured bank credit facilities due 2003(2)(11)	3,855.0	—
Zero coupon convertible debentures with 2003 put options(5)(11)	1,944.6	2,272.4
6.25% public Dealer Remarketable Securities with 2003 put options(6)(11)	751.9	754.6
Floating rate private placement notes due 2003(11)	493.8	498.4
4.95% notes due 2003(11)	565.1	598.0
6.0% notes due 2003	72.7	72.7
Zero coupon convertible senior debentures with 2003 put options(7)	3,519.1	3,499.4
5.875% public notes due 2004	399.1	398.6
4.375% Euro denominated notes due 2004(8)	486.5	—
6.375% public notes due 2005	747.0	745.9
6.75% notes due 2005	76.7	76.6
6.375% public notes due 2006	993.7	991.9
Variable rate unsecured revolving credit facility due 2006(2)	2,000.0	—
5.8% public notes due 2006	695.7	694.5
6.125% Euro denominated public notes due 2007	582.4	550.1
6.5% notes due 2007	99.3	99.2
6.125% public notes due 2008	396.6	396.0
8.2% notes due 2008(10)	388.4	393.4
5.50% Euro denominated notes due 2008(8)	664.4	—
6.125% public notes due 2009	393.1	386.5
Zero coupon convertible subordinated debentures due 2010	26.3	30.8
6.75% public notes due 2011	992.8	991.9
6.375% public notes due 2011(9)	1,490.7	—
6.50% British pound denominated public notes due 2011(8)	285.3	—
7.0% debentures due 2013	86.2	86.1
7.0% public notes due 2028	493.2	492.9
6.875% public notes due 2029	782.5	781.8
3.5% Yen denominated private placement notes due 2030(10)	—	252.1
6.50% British pound denominated public notes due 2031(8)	438.9	—
Other(11)	484.8	1,027.8

Total debt	24,205.8	21,619.0
Less current portion	7,719.0	2,023.0

Long-term debt	$16,486.8	$19,596.0

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

(8)
In November 2001, TIG sold €500.0 million 4.375% notes due 2004, €685.0 million 5.5% notes due 2008, £200.0 million 6.5% notes due 2011 and £285.0 million 6.5% notes due 2031, utilizing capacity available under TIG's Euro Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of all four tranches were the equivalent of $1,726.6 million and were used to repay borrowings under TIG's commercial paper program.

(9)
In October 2001, TIG sold $1,500.0 million 6.375% notes due 2011 under its $6.0 billion shelf registration statement in a public offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $1,487.8 million were used to repay borrowings under TIG's commercial paper program.

(10)
As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, TIG was required to pay $256.7 million to repurchase its ¥30 billion 3.5% notes due 2030 in July 2002. In addition, the rating of below investment grade status caused the interest rate on our $400 million 7.2% notes due 2008 to increase to 8.2%, until such time that the rating becomes investment grade by both S&P and Moody's.

(11)
These debentures, plus $108.6 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2002.

        In January 2002, TIG entered into a $1.5 billion bridge loan, which was fully and unconditionally guaranteed by Tyco, which had a weighted-average interest rate of 3.66%. TIG repaid $645.0 million in April 2002 and the remainder in June 2002.

        Some of our debt agreements, including our bank credit agreements, contain covenants that would result in a default if our total debt as a percentage of total capitalization (total debt and shareholders'

equity) exceeds 52.5%. Total debt as a percentage of total capitalization was 50.0% at September 30, 2002.

        Our zero coupon convertible debentures due 2020 and zero coupon convertible debentures due 2021 may be converted into Tyco common shares at the option of the holders if any one of the following conditions is satisfied for the relevant debentures:

  •
  if the closing sale price of Tyco common shares for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender is more than 110% of the accreted conversion price per common share of the relevant debentures on that preceding trading day;

  •
  if the Company has called the relevant debentures for redemption after a certain date; and

  •
  upon the occurrence of specified corporate transactions, such as if Tyco makes a significant distribution to its shareholders or if it is a party to specific consolidations, mergers or binding share exchanges.

        The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at September 30, 2002 as shown in the following table:

	Zero Coupon Convertible Debentures Due 2020	Zero Coupon Convertible Debentures Due 2021
Stock price at September 30, 2002	$14.10	$14.10
Accreted conversion price per common share at September 30, 2002(1)	$73.63	$86.94

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

        In accordance with SFAS No. 133, all derivative financial instruments are reported on the Consolidated Balance Sheet at fair value, and changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. While it is not the Company's intention to terminate its derivative financial instruments, based on their estimated fair values the termination of forward and option foreign currency exchange contracts, forward commodity contracts and interest rate swaps at September 30, 2002 would have resulted in a $34.0 million gain, a $1.2 million loss, and a $2.5 million gain, respectively, and at September 30, 2001 would have resulted in a $8.6 million gain, a $6.8 million loss, and a $139.6 million gain, respectively. At September 30, 2002 and 2001, the book values of derivative financial instruments recorded on the Consolidated Balance Sheets approximate fair values.

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

20.    Commitments and Contingencies

        The Company occupies certain facilities under leases that expire at various dates through the year 2027. Rental expense under these leases and leases for equipment was $848.9 million, $634.7 million and $442.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. At September 30, 2002, the minimum lease payment obligations under non-cancelable operating leases were as follows (amounts include payments due on sale-leaseback transactions): $808.4 million in fiscal 2003, $685.1 million in fiscal 2004, $511.5 million in fiscal 2005, $397.9 million in fiscal 2006, $258.1 million in fiscal 2007 and an aggregate of $1,087.5 million in fiscal years 2008 through 2027. In addition, the Company has the option to buy the equipment under sale-leaseback upon expiration of the lease term. These payments would approximate $200 million in fiscal 2005, $300 million in fiscal 2006 and $340 million in fiscal 2007.

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

        We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and result of these various investigations will not be material and adverse to our business, financial condition, results of operations, and liquidity.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions (see Note 17). The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2002, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $160 million to $460 million. As of September 30, 2002, Tyco concluded that the best estimate within this range is approximately

$248 million, of which $221 million is included in accrued expenses and other current liabilities and $27 million is included in other long-term liabilities on the Consolidated Balance Sheet. Included within the $248 million is $193 million related to the acquisition of Mallinckrodt. In view of the Company's financial position and reserves for environmental matters of $248 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or liquidity.

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

21.    Retirement Plans

        Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in the countries concerned or is based on subsequent formal reviews. The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The following tables exclude amounts related to the discontinued operations of CIT for all periods presented.

        The net periodic pension cost (income) for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

	U.S. Plans
	2002	2001	2000
Service cost	$19.2	$28.2	$12.1
Interest cost	134.2	127.7	84.6
Expected return on plan assets	(123.4)	(170.6)	(112.8)
Recognition of initial net obligation	(1.0)	(1.0)	(1.0)
Recognition of prior service cost	0.8	0.6	0.7
Recognition of net actuarial loss (gain)	8.8	(11.3)	(6.4)
Curtailment/settlement loss (gain)	1.4	(56.8)	(4.6)
Cost of special termination benefits	1.6	0.6	1.9

Net periodic benefit cost (income)	$41.6	$(82.6)	$(25.5)

	Non-U.S. Plans
	2002	2001	2000
Service cost	$69.0	$65.4	$60.9
Interest cost	88.1	79.2	75.1
Expected return on plan assets	(81.8)	(96.8)	(85.3)
Recognition of initial net asset	0.1	0.2	0.2
Recognition of prior service cost	0.9	1.7	0.8
Recognition of net actuarial loss	15.1	0.5	2.3
Curtailment/settlement (gain) loss	(2.3)	3.0	(2.7)
Cost of special termination benefits	2.4	16.2	3.0

Net periodic benefit cost	$91.5	$69.4	$54.3

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

        The net pension amount recognized on the Consolidated Balance Sheet at September 30, 2002 and 2001 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$1,832.5	$1,085.8	$1,571.9	$1,367.6
Service cost	19.2	28.2	69.0	65.4
Interest cost	134.2	127.7	88.1	79.2
Employee contributions	—	—	9.9	9.5
Plan amendments	24.6	2.8	1.1	2.8
Actuarial loss	203.2	90.2	210.9	36.0
Benefits and administrative expenses paid	(155.9)	(100.9)	(74.8)	(43.5)
Acquisitions	15.6	782.8	12.9	100.4
Plan curtailments	(20.7)	(54.6)	(4.9)	(11.4)
Plan settlements	(6.2)	(130.1)	(20.0)	(43.2)
Special termination benefits	1.6	0.6	2.4	16.2
Currency translation adjustment	—	—	71.8	(7.1)

Benefit obligation at end of year	$2,048.1	$1,832.5	$1,938.3	$1,571.9

	U.S. Plans		Non-U.S. Plans
	2002	2001	2002	2001
	(restated)
Change in plan assets
Fair value of plan assets at beginning of year	$1,452.3	$1,304.2	$1,111.4	$1,253.1
Actual return on plan assets	(56.0)	(316.6)	(114.4)	(203.5)
Employer contributions	19.5	43.4	86.8	88.7
Employee contributions	—	—	9.9	9.5
Acquisitions	—	652.3	2.4	59.9
Plan settlements	(6.2)	(130.1)	(20.0)	(43.2)
Benefits paid	(144.5)	(95.9)	(71.3)	(41.0)
Administrative expenses paid	(11.4)	(5.0)	(3.5)	(2.5)
Currency translation adjustment	—	—	38.5	(9.6)

Fair value of plan assets at end of year	$1,253.7	$1,452.3	$1,039.8	$1,111.4

Funded status	$(794.4)	$(380.2)	$(898.5)	$(460.5)
Unrecognized net actuarial loss	650.5	306.3	737.3	318.3
Unrecognized prior service cost	30.2	6.4	5.8	6.1
Unrecognized transition asset	(2.0)	(3.0)	(4.8)	(4.3)

Net amount recognized	$(115.7)	$(70.5)	$(160.2)	$(140.4)

        The net pension amounts recognized on the Consolidated Balance Sheet at September 30, 2002 and 2001 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions).

	U.S. Plans		Non-U.S. Plans
	2002	2001	2002	2001
	(restated)
Amounts recognized on the Consolidated Balance Sheets
Prepaid benefit cost	$5.1	$5.2	$148.2	$93.4
Accrued benefit liability	(753.1)	(354.0)	(746.4)	(399.5)
Intangible asset	19.6	6.5	6.2	5.4
Accumulated other comprehensive income	612.7	271.8	431.8	160.3

Net amount recognized	$(115.7)	$(70.5)	$(160.2)	$(140.4)

Weighted-average assumptions
Discount rate	6.75%	7.50%	5.09%	5.71%
Expected return on plan assets	8.74%	10.00%	7.37%	7.80%
Rate of compensation increase	4.27%	4.60%	3.49%	3.74%

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

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2002 were $50.6 million and $25.9 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $179.9 million, $152.8 million and $132.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $16.1 million, $9.3 million and $10.8 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. Certain of the Company's acquired operations provide these benefits to employees who were eligible at the date of acquisition. The following tables exclude amounts related to the discontinued operations of CIT for all periods presented.

        Net periodic postretirement benefit cost reflects the following components ($ in millions):

	2002	2001	2000
Service cost	$1.8	$3.4	$1.1
Interest cost	22.5	22.7	12.7
Expected return on assets	(0.4)	(0.3)	—
Recognition of prior service credit	(3.5)	(2.5)	(1.9)
Recognition of net gain	—	(1.7)	(1.6)
Curtailment loss (gain)	—	0.4	(3.2)

Net periodic postretirement benefit cost	$20.4	$22.0	$7.1

        The components of the accrued postretirement benefit obligation, all of which are generally unfunded, are as follows ($ in millions):

	September 30,
	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$332.6	$167.6
Service cost	1.8	3.4
Interest cost	22.5	22.7
Amendments	0.7	(19.4)
Actuarial loss	32.5	42.2
Acquisition	(1.1)	145.6
Curtailment loss	—	0.4
Expected net benefits paid	(33.6)	(29.6)
Currency translation adjustment	—	(0.3)

Benefit obligation at end of year	$355.4	$332.6

Change in plan assets
Fair value of assets at beginning of year	$5.2	$—
Employer contributions	33.5	—
Payment of benefits from plan assets	(33.6)	—
Actual return on plan assets	(0.4)	0.3
Acquisition	—	4.9

Fair value of plan assets at end of year	$4.7	$5.2

Funded status	$(350.7)	$(327.4)
Unrecognized net loss	47.5	14.2
Unrecognized prior service cost	(24.0)	(28.2)

Accrued postretirement benefit cost	$(327.2)	$(341.4)

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

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$1.3	$(1.1)
Effect on postretirement benefit obligation	18.0	(15.8)

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

        Restricted Shares—The Company maintains a restricted share ownership plan, which provides for the award of an initial amount of common shares plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 2002, there were 49,740,623 shares authorized under the plan, of which 15,339,021 shares had been granted. The number of shares available for issuance under the 1994 Restricted Stock Plan was reduced to 999,524 in October 2002. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

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

        Employee Stock Purchase Plans—Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in an employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker.

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

        Share Options—Tyco has granted employee share options which were issued under two fixed share option plans which reserve common shares for issuance to Tyco's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. Tyco has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which Tyco becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and administered under the Incentive Plan but do not count against this limit. At September 30, 2002, there were approximately 18.6 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. Tyco has reserved 100.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 2002, there were approximately 14.6 million shares available for future grant under the LTIP II.

        Options assumed as part of business combination transactions are administered under the Incentive Plan but retain all the rights, terms and conditions of the respective plans under which they were originally granted.

        Share option activity for all Tyco plans since September 30, 1999 is as follows:

	Outstanding	Weighted-Average Exercise Price
At September 30, 1999	85,991,267	$27.91
Granted	30,355,027	44.30
Exercised	(17,240,959)	20.72
Canceled	(4,090,184)	37.25

At September 30, 2000	95,015,151	32.01
Assumed from acquisition	19,094,534	33.27
Granted	33,731,727	50.53
Exercised	(21,543,189)	25.32
Canceled	(6,051,186)	41.06

At September 30, 2001	120,247,037	39.44
Assumed from acquisition	10,794,826	83.02
Granted	60,012,080	29.79
Exercised	(8,159,841)	22.88
Canceled	(29,260,509)	45.81

At September 30, 2002	153,633,593	37.80

        The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life—Years	Number Exercisable	Weighted-Average Exercise Price
$0.00 to $ 10.00	10,458,301	$9.14	7.6	3,108,301	$7.09
10.01 to 20.00	9,080,633	16.62	6.1	6,359,300	17.24
20.01 to 30.00	38,295,418	24.38	7.8	13,480,215	25.27
30.01 to 40.00	19,938,469	35.65	6.3	12,317,496	35.10
40.01 to 50.00	43,346,893	45.12	7.7	12,171,487	47.57
50.01 to 60.00	26,814,560	53.17	7.2	13,383,807	54.57
60.01 to 142.42	5,699,319	93.95	7.5	3,989,061	90.55

Total	153,633,593			64,809,667

        Stock-Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method, or to continue to use an intrinsic value based method, which generally does not result in a compensation cost. Tyco continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by Tyco and

TyCom (for fiscal 2001 and 2000), the Company's pro forma net income and pro forma net income per common share for fiscal 2002, fiscal 2001 and fiscal 2000 would have been as follows:

	2002	2001	2000
	(restated)	(restated)	(restated)
Net (loss) income—pro forma (in millions)	$(9,594.9)	$3,076.9	$3,936.0
Net (loss) income per common share—pro forma
Basic	(4.83)	1.70	2.33
Diluted	(4.83)	1.68	2.30

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

        The following weighted-average assumptions were used for fiscal 2002:

Tyco
Expected stock price volatility	52%
Risk free interest rate	4.03%
Expected annual dividend yield per share	$0.05
Expected life of options	5.0 years

        The following weighted-average assumptions were used for fiscal 2001:

	Tyco	TyCom
Expected stock price volatility	39%	80%
Risk free interest rate	5.18%	4.71%
Expected annual dividend yield per share	$0.05	—
Expected life of options	4.4 years	4.0 years

        The following weighted-average assumptions were used for fiscal 2000:

	Tyco	TyCom
Expected stock price volatility	36%	60%
Risk free interest rate	6.35%	6.19%
Expected annual dividend yield per share	$0.05	—
Expected life of options	4.5 years	4.5 years

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of what the effects may be in future years. SFAS No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

        Deferred Stock Units—During fiscal 2002, the Company granted 1.7 million deferred stock units ("DSU's") under the existing Incentive Plan described above, all of which were outstanding at September 30, 2002. DSU's are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted stock grants that vest through the passage of time, the fair market value of the DSU's at the time of the grant is amortized to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of DSU's do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividends in the form of additional DSU's.

        Dividends—Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 1997.

24.    Comprehensive (Loss) Income

        The purpose of reporting comprehensive (loss) income is to report a measure of all changes in equity, other than transactions with shareholders. Total comprehensive (loss) income is included in the Consolidated Statements of Shareholders' Equity. The components of accumulated other comprehensive (loss) income are as follows, as restated for the adjustments described in Note 1 ($ in millions):

	Currency Translation Items	Unrealized (Loss) Gain on Securities		Unrealized Loss on Derivative Instruments	Minimum Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 1999	$(427.6)	$7.8		$—	$(25.8)	$(445.6)
Pre-tax current period change	(370.5)	1,094.8	(1)	—	11.5	735.8
Income tax expense	—	(19.1)		—	(4.0)	(23.1)

Balance at September 30, 2000	(798.1)	1,083.5		—	(18.3)	267.1
Pre-tax current period change	(191.6)	(1,187.4	)(1)	(2.3)	(401.6)	(1,782.9)
Income tax benefit	—	24.8		—	140.6	165.4
Activity of discontinued operations net of tax	(13.3)	—		(63.4)	—	(76.7)

Balance at September 30, 2001	(1,003.0)	(79.1)		(65.7)	(279.3)	(1,427.1)
Pre-tax current period change	92.2	77.0	(2)	1.6	(611.7)	(440.9)
Income tax (expense) benefit	—	(3.2)		—	205.9	202.7
Activity of discontinued operations net of tax	13.3	—		63.4	—	76.7

Balance at September 30, 2002	$(897.5)	$(5.3)		$(0.7)	$(685.1)	$(1,588.6)

(1)
Primarily related to Tyco's investment in 360networks, Inc.

(2)
Includes $112.8 million pre-tax ($100.6 million after-tax) reclassification of unrealized losses related to the other than temporary impairment of investments.

25.    Supplementary Income Statement Information

        Selected supplementary income statement information is presented below ($ in millions).

	For the Year Ended September 30,
	2002	2001	2000
Company-sponsored research and development	$633.4	$572.0	$527.5
Advertising	$180.7	$152.3	$149.3

26.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions).

	September 30, 2002		September 30, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Purchased materials and manufactured parts	$1,235.0	$1,234.6	$1,552.0	$1,552.0
Work in process	976.0	975.4	1,110.2	1,109.6
Finished goods	2,505.0	2,397.9	2,439.1	2,342.8

Inventories	$4,716.0	$4,607.9	$5,101.3	$5,004.4

Contracts in process	$409.6	$408.5	$580.1	$579.3
Prepaid expenses and other	1,069.3	1,053.2	952.2	951.4

Other current assets	$1,478.9	$1,461.7	$1,532.3	$1,530.7

Land	$548.0	$548.0	$534.1	$534.1
Buildings	2,708.8	2,708.8	2,557.7	2,557.7
Subscriber systems	4,711.6	4,614.6	3,998.5	3,931.8
Machinery and equipment	8,479.5	8,467.9	8,226.6	8,220.7
Leasehold improvements	363.9	363.9	325.0	325.0
Construction in progress	775.2	773.0	920.4	920.4
Accumulated depreciation	(7,617.5)	(7,615.2)	(6,592.0)	(6,591.4)

Property, plant and equipment, net	$9,969.5	$9,861.0	$9,970.3	$9,898.3

Construction in progress—TGN	$372.9	$372.9	$1,643.8	$1,643.8
TGN—placed in service	214.3	214.3	714.6	725.6
Accumulated depreciation TGN—placed in service	(5.6)	(5.6)	(16.0)	(16.0)

Tyco Global Network	$581.6	$581.6	$2,342.4	$2,353.4

Long-term investments	$283.0	$297.8	$597.9	$597.9
Non-current portion of deferred income taxes	1,611.3	1,800.3	1,440.4	1,620.6
Other	1,548.6	1,451.1	1,486.5	1,402.7

Other assets	$3,442.9	$3,549.2	$3,524.8	$3,621.2

Accrued payroll and payroll related costs (including bonuses)	$954.4	$963.7	$957.6	$962.8
Current portion of deferred income taxes	18.1	18.1	71.3	71.3
Accrued expenses and other	4,298.3	4,314.7	4,152.9	4,160.1

Accrued expenses and other current liabilities	$5,270.8	$5,296.5	$5,181.8	$5,194.2

Deferred revenue—non-current portion	$1,195.8	$1,195.8	$1,115.0	$1,115.0
Deferred income taxes	1,078.7	985.6	1,655.0	1,598.0
Other	3,187.6	2,974.7	1,966.9	2,038.2

Other long-term liabilities	$5,462.1	$5,156.1	$4,736.9	$4,751.2

27.    Supplementary Cash Flow Information

        Selected supplementary cash flow information is presented below ($ in millions).

        Net proceeds from debt consist of the following:

	For the Year Ended September 30,
	2002	2001	2000
Net proceeds (repayments of) from short-term debt	$2,065.2	$(1,947.7)	$(736.0)
Proceeds from issuance of long-term debt	5,417.0	11,794.7	1,793.2
Repayment of long-term debt, including debt tenders	(5,530.9)	(1,311.4)	(376.8)

	$1,951.3	$8,535.6	$680.4

28.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 30, 2002 and 2001 on an as previously reported basis (as adjusted to reflect the reclassification of Tyco Capital as discontinued operations) and restated for the adjustments discussed in Note 1 are included in the tables below ($ in millions, except per share data).

	For the Year Ended September 30, 2002
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenues as previously reported	$8,578.7	$8,611.4	$9,103.7	$9,349.9
Adjustments	(68.2)	(4.3)	(4.3)	22.9

Restated net revenues	$8,510.5	$8,607.1	$9,099.4	$9,372.8

Gross profit as previously reported	$3,344.3	$2,981.4	$3,297.7	$2,939.3
Adjustments	(38.2)	(6.6)	(12.1)	18.7

Restated gross profit	$3,306.1	$2,974.8	$3,285.6	$2,958.0

Income (loss) from continuing operations as previously reported	$934.7	$(2,055.0)	$(454.1)	$(1,496.0)
Adjustments	104.0	(30.9)	58.2	100.9

Restated income (loss) from continuing operations	$1,038.7	$(2,085.9)	$(395.9)	$(1,395.1)

Net income (loss) as previously reported	$1,199.4	$(6,378.0)	$(2,689.4)	$(1,543.7)
Adjustments	104.0	(30.9)	58.2	100.9

Restated net income (loss)	$1,303.4	$(6,408.9)	$(2,631.2)	$(1,442.8)

Basic income (loss) per common share:
Income (loss) from continuing operations as previously reported	0.47	(1.03)	(0.23)	(0.75)
Adjustments	0.05	(0.02)	0.03	0.05
Restated income (loss) from continuing operations	0.53	(1.05)	(0.20)	(0.70)
Net income (loss) per common share as previously reported	0.61	(3.20)	(1.35)	(0.77)
Adjustments	0.05	(0.02)	0.03	0.05
Restated income (loss) per common share	0.66	(3.22)	(1.32)	(0.72)
Diluted income (loss) per common share:
Income (loss) from continuing operations as previously reported	0.47	(1.03)	(0.23)	(0.75)
Adjustments	0.05	(0.02)	0.03	0.05
Restated income (loss) from continuing operations	0.52	(1.05)	(0.20)	(0.70)
Net income (loss) per common share as previously reported	0.60	(3.20)	(1.35)	(0.77)
Adjustments	0.05	(0.02)	0.03	0.05
Restated income (loss) per common share	0.65	(3.22)	(1.32)	(0.72)

(1)
Includes charges totaling $30.5 million, which includes restructuring and other charges and impairment charges of $26.2 million, of which $5.8 million is included in cost of sales, primarily related to the termination of employees and the write-down of inventory associated with the closure of facilities and the exiting of a product line. Also includes a loss of $4.3 million related to the early retirement of debt.

(2)
Includes charges totaling $3,132.7 million. The charges consist of impairment charges of $2,389.2 million primarily related to the write-down of the TGN; restructuring and other charges of $600.1 million, of which $251.3 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within the Electronics segment; a loss on the write-off of investments of $141.0 million. Also includes a loss of $2.4 million relating to the early retirement of debt.

(3)
Includes charges totaling $1,172.4 million. The charges consist of goodwill impairment charges of $844.4 million relating to continuing operations; impairment charges of $125.2 million related primarily to the impairment of property, plant and equipment associated with the termination of a software development project within the Fire and Security Services segment; net restructuring and other charges of $182.9 million, of which $2.5 million is included in cost of sales, related primarily to the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed, and to a less extent, to severance associated with consolidating and streamlining operations and an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment; a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and a loss on the write-down of investments of $6.5 million.

(4)
Includes charges totaling $2,426.7 million consisting of goodwill impairment charges of $499.3 million relating to continuing operations; net restructuring and other charges of $1,066.0 million, of which $375.8 million is included in cost of sales and $115.0 million relates to a bad debt provision which is included in selling, general and administrative expenses, primarily related to the decision to significantly scale back our Telecommunications business; impairment of long-lived assets of $794.6 million primarily related to the write-down of property, plant and equipment within our Telecommunications business; the write-off of in-process research and development of $4.4 million within our Fire and Security business; loss on the write-down of investments of $123.3 million; and gain on sale of businesses of $23.6 million. Also includes $37.3 million of income related to the early retirement of debt.

	For the Year Ended September 30, 2001 (restated)
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenues as previously reported	$8,029.0	$8,809.8	$8,680.4	$8,517.4
Adjustments	(3.9)	(2.0)	(34.8)	6.2

Restated net revenues	$8,025.1	$8,807.8	$8,645.6	$8,523.6

Gross profit as previously reported	$3,054.6	$3,295.3	$3,292.2	$3,444.2
Adjustments	(7.9)	(7.8)	(28.3)	24.2

Restated gross profit	$3,046.7	$3,287.5	$3,263.9	$3,468.4

Income from continuing operations as previously reported	$1,000.8	$1,100.1	$1,105.8	$1,194.8
Adjustments	(56.8)	(217.0)	(129.1)	(103.7)

Restated income from continuing operations	$944.0	$883.1	$976.7	$1,091.1

Net income as previously reported(5)	$317.4	$1,100.1	$1,177.0	$1,376.1
Adjustments	(56.8)	(217.0)	(129.1)	(103.7)

Restated net income(5)	$260.6	$883.1	$1,047.9	$1,272.4

Basic earnings per common share:
Income from continuing operations as previously reported	0.58	0.63	0.61	0.62
Adjustments	(0.03)	(0.12)	(0.07)	(0.05)
Restated income from continuing operations	0.54	0.50	0.54	0.56
Net income per common share as previously reported	0.18	0.63	0.65	0.71
Adjustments	(0.03)	(0.12)	(0.07)	(0.05)
Restated net income per common share	0.15	0.50	0.58	0.66
Diluted earnings per common share:
Income from continuing operations as previously reported	0.57	0.62	0.60	0.61
Adjustments	(0.03)	(0.12)	(0.07)	(0.05)
Restated income from continuing operations	0.54	0.50	0.53	0.56
Net income per common share as previously reported	0.18	0.62	0.64	0.70
Adjustments	(0.03)	(0.12)	(0.07)	(0.05)
Restated net income per common share	0.15	0.50	0.57	0.65

(1)
Includes a net restructuring and other credit of $175.6 million, of which a charge of $25.0 million is included in cost of sales. The net credit consists of a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive; a write-off of purchased in-process research and development of $184.3 million; a charge of $25.0 million related to the sale of inventory, which had been written-up under purchase accounting; restructuring and other charges of $18.1 million primarily related to an environmental remediation project and the closure of a manufacturing plant; and a charge of $7.4 million primarily related to the impairment of property, plant and equipment associated with the closure of a manufacturing plant.

(2)
Includes a net restructuring and other charge of $197.8 million, of which a charge of $46.4 million is included in cost of sales. The net charge consists of a charge of $46.4 million, which is included in cost of sales, primarily related to the sale of inventory, which had been written-up under purchase accounting; a charge of $114.0 million primarily related to the closure of facilities; charges of $17.7 million related to the impairment of property, plant and equipment associated with the closure of these facilities; and a net loss on the sale of businesses and investments of $3.9 million primarily related to the sale of ADT Automotive. Also includes $15.8 million related to the early retirement of debt.

(3)
Includes a net restructuring and other charge of $163.6 million, of which charges of $7.4 million are included in cost of sales. The net charge consists of a net loss on sale of investments of $129.9 million and restructuring and other charges of $50.2 million and impairment charges of $2.8 million related to certain Fire and Security Services businesses, partially offset by a $24.5 million net gain on the sale of shares of a subsidiary. Also includes $5.2 million related to the early retirement of debt.

(4)
Includes a restructuring and other charge of $429.1 million, of which charges of $106.1 million are included in cost of sales. The charge consists of restructuring and other charges of $331.6 million, of which charges of $106.1 million are included in cost of sales, primarily related to the closure of manufacturing facilities within the Electronics and Fire and Security Services segments; and charges of $92.2 million related to the impairment of property, plant and equipment associated with the facilities closures. Also includes $5.3 million related to the early retirement of debt.

(5)
Cumulative effect of accounting changes in fiscal 2001 relate to the adoption of SAB 101 and SFAS No. 133.

29.    Tyco International Group S.A.

      Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 18) which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIG and all other subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares. All periods have been restated for the adjustments described in Note 1.

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
For the Year Ended September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$35,589.8	$—	$35,589.8
Cost of product sales	—	—	19,495.1	—	19,495.1
Cost of services	—	—	3,570.2	—	3,570.2
Selling, general and administrative expenses	26.9	(0.5)	8,155.2	—	8,181.6
Restructuring and other charges, net	0.7	0.4	1,123.2	—	1,124.3
Charges for the impairment of long-lived assets	—	—	3,309.5	—	3,309.5
Goodwill impairment	—	—	1,343.7	—	1,343.7
Write-off of purchased in-process research and development	—	—	17.8	—	17.8

Operating (loss) income	(27.6)	0.1	(1,424.9)	—	(1,452.4)
Interest (expense) income, net	(116.7)	(894.0)	51.0	—	(959.7)
Other income (expense), net	2.6	33.1	(252.3)	—	(216.6)
Equity in net (loss) income of subsidiaries	(8,516.1)	2,002.9	—	6,513.2	—
Intercompany interest and fees	(521.7)	861.1	(339.4)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(9,179.5)	2,003.2	(1,965.6)	6,513.2	(2,628.7)
Income taxes	—	(0.2)	(207.9)	—	(208.1)
Minority interest	—	—	(1.4)	—	(1.4)

(Loss) income from continuing operations	(9,179.5)	2,003.0	(2,174.9)	6,513.2	(2,838.2)
Loss from discontinued operations of Tyco Capital, net of tax	—	—	(6,282.5)	—	(6,282.5)
Loss on sale of Tyco Capital, net of tax	—	—	(58.8)	—	(58.8)

Net (loss) income	$(9,179.5)	$2,003.0	$(8,516.2)	$6,513.2	$(9,179.5)

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
For the Year Ended September 30, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$34,002.1	$—	$34,002.1
Cost of product sales	—	—	18,319.7	—	18,319.7
Cost of services	—	—	2,615.9	—	2,615.9
Selling, general and administrative expenses	54.0	(4.4)	6,695.7	—	6,745.3
Restructuring and other charges, net	—	—	400.4	—	400.4
Charges for the impairment of long-lived assets	—	—	120.1	—	120.1
Write-off of purchased in-process research and development	—	—	184.3	—	184.3

Operating (loss) income	(54.0)	4.4	5,666.0	—	5,616.4
Interest expense, net	(51.4)	(724.2)	(0.9)	—	(776.5)
Other income, net	—	—	250.3	—	250.3
Net gain on sale of common shares of a subsidiary	—	—	24.5	—	24.5
Equity in net income of subsidiaries	3,673.3	2,201.7	—	(5,875.0)	—
Intercompany interest and fees	(103.9)	749.9	(646.0)	—	—

Income from continuing operations before income taxes and minority interest	3,464.0	2,231.8	5,293.9	(5,875.0)	5,114.7
Income taxes	—	(0.4)	(1,171.9)	—	(1,172.3)
Minority interest	—	—	(47.5)	—	(47.5)

Income from continuing operations	3,464.0	2,231.4	4,074.5	(5,875.0)	3,894.9
Income from discontinued operations of Tyco Capital, net of tax	—	—	252.5	—	252.5

Income before cumulative effect of accounting changes	3,464.0	2,231.4	4,327.0	(5,875.0)	4,147.4
Cumulative effect of accounting changes, net of tax	—	(29.7)	(653.7)	—	(683.4)

Net income	$3,464.0	$2,201.7	$3,673.3	$(5,875.0)	$3,464.0

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
For the Year Ended September 30, 2000
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$28,927.5	$—	$28,927.5
Cost of product sales	—	—	15,983.1	—	15,983.1
Cost of services	—	—	1,971.4	—	1,971.4
Selling, general and administrative expenses	43.3	9.9	5,447.5	—	5,500.7
Restructuring and other charges, net	—	—	175.3	—	175.3
Charges for the impairment of long-lived assets	—	—	99.0	—	99.0

Operating (loss) income	(43.3)	(9.9)	5,251.2	—	5,198.0
Interest income (expense), net	3.5	(698.9)	(74.2)	—	(769.6)
Other expense, net	—	—	(0.3)	—	(0.3)
Net gain on sale of common shares of a subsidiary	—	—	1,760.0	—	1,760.0
Equity in net income of subsidiaries	4,372.7	2,385.5	—	(6,758.2)	—
Intercompany interest and fees	(14.4)	709.0	(694.6)	—	—

Income before income taxes and minority interest	4,318.5	2,385.7	6,242.1	(6,758.2)	6,188.1
Income taxes	—	(0.2)	(1,850.7)	—	(1,850.9)
Minority interest	—	—	(18.7)	—	(18.7)

Net income	$4,318.5	$2,385.5	$4,372.7	$(6,758.2)	$4,318.5

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$37.6	$2,970.7	$3,177.4	$—	$6,185.7
Restricted cash	—	181.4	14.8	—	196.2
Accounts receivables, net	—	0.1	5,831.8	—	5,831.9
Inventories	—	—	4,607.9	—	4,607.9
Intercompany receivables	277.3	101.2	3,949.5	(4,328.0)	—
Other current assets	—	93.9	2,723.8	—	2,817.7

Total current assets	314.9	3,347.3	20,305.2	(4,328.0)	19,639.4
Tyco Global Network	—	—	581.6	—	581.6
Property, Plant and Equipment, Net	5.2	0.2	9,855.6	—	9,861.0
Goodwill, Net	—	0.7	26,019.8	—	26,020.5
Intangible Assets, Net	—	—	5,805.8	—	5,805.8
Investment In Subsidiaries	39,871.4	32,005.4	—	(71,876.8)	—
Intercompany Loans Receivable	218.3	21,000.6	13,334.8	(34,553.7)	—
Other Assets	23.1	21.4	3,504.7	—	3,549.2

Total Assets	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$7,610.4	$108.6	$—	$7,719.0
Accounts payable	0.2	0.2	3,173.4	—	3,173.8
Accrued expenses and other current liabilities	35.8	267.2	4,993.5	—	5,296.5
Intercompany payables	3,434.9	514.6	378.5	(4,328.0)	—
Other	—	0.7	3,500.5	—	3,501.2

Total current liabilities	3,470.9	8,393.1	12,154.5	(4,328.0)	19,690.5
Long-Term Debt	3,519.1	11,876.5	1,091.2	—	16,486.8
Intercompany Loans Payable	9,315.0	4,019.8	21,218.9	(34,553.7)	—
Other Long-Term Liabilities	46.6	52.4	5,057.1	—	5,156.1

Total Liabilities	16,351.6	24,341.8	39,521.7	(38,881.7)	41,333.4
Minority Interest	—	—	42.8	—	42.8
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.6	—	(4.5)	—	399.1
Other shareholders' equity	23,677.7	32,033.8	35,167.5	(67,196.8)	23,682.2

Total Shareholders' Equity	24,081.3	32,033.8	39,843.0	(71,876.8)	24,081.3

Total Liabilities and Shareholders' Equity	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
?Current Assets:
Cash and cash equivalents	$1.4	$37.0	$1,741.7	$—	$1,780.1
Accounts receivable, net	4.2	—	6,440.5	—	6,444.7
Inventories	—	—	5,004.4	—	5,004.4
Intercompany receivables	520.5	8.3	5,035.3	(5,564.1)	—
Other current assets	—	7.0	2,508.3	—	2,515.3

Total current assets	526.1	52.3	20,730.2	(5,564.1)	15,744.5
Net Assets of Discontinued Operations	—	—	10,598.0	—	10,598.0
Tyco Global Network	—	—	2,353.4	—	2,353.4
Property, Plant and Equipment, Net	6.4	0.7	9,891.2	—	9,898.3
Goodwill, Net	—	0.7	23,407.8	—	23,408.5
Intangible Assets, Net	—	—	4,789.3	—	4,789.3
Investment In Subsidiaries	47,738.6	30,806.4	—	(78,545.0)	—
Intercompany Loans Receivable	218.3	16,672.3	9,610.1	(26,500.7)	—
Other Assets	97.6	73.8	3,449.8	—	3,621.2

Total Assets	$48,587.0	$47,606.2	$84,829.8	$(110,609.8)	$70,413.2

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,106.5	$916.5	$—	$2,023.0
Accounts payable	—	0.2	3,696.3	—	3,696.5
Accrued expenses and other current liabilities	30.1	127.3	5,036.8	—	5,194.2
Intercompany payables	4,296.2	739.1	528.8	(5,564.1)	—
Other	—	0.4	3,770.2	—	3,770.6

Total current liabilities	4,326.3	1,973.5	13,948.6	(5,564.1)	14,684.3
Long-Term Debt	3,499.4	14,843.3	1,253.3	—	19,596.0
Intercompany Loans Payable	9,610.1	—	16,890.6	(26,500.7)	—
Other Long-Term Liabilities	70.9	5.0	4,675.3	—	4,751.2

Total Liabilities	17,506.7	16,821.8	36,767.8	(32,064.8)	39,031.5
Minority Interest	—	—	301.4	—	301.4
Shareholders' Equity:
Preference shares	—	—	1,710.0	(1,710.0)	—
Common shares	390.5	—	(3.4)	—	387.1
Other shareholders' equity	30,689.8	30,784.4	46,054.0	(76,835.0)	30,693.2

Total Shareholders' Equity	31,080.3	30,784.4	47,760.6	(78,545.0)	31,080.3

Total Liabilities and Shareholders' Equity	$48,587.0	$47,606.2	$84,829.8	$(110,609.8)	$70,413.2

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities from continuing operations	$(1,128.0)	$(91.1)	$6,632.6	$—	$5,413.5
Net cash provided by operating activities from discontinued operations	—	—	1,462.9	—	1,462.9

Net cash (used in) provided by operating activities	(1,128.0)	(91.1)	8,095.5	—	6,876.4
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(1,678.8)	—	(1,678.8)
Construction in progress—Tyco Global Network	—	—	(1,146.0)	—	(1,146.0)
Acquisition of businesses, net of cash acquired	—	—	(1,683.8)	—	(1,683.8)
Acquisition of customer accounts (ADT dealer program)	—	—	(1,139.3)	—	(1,139.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(624.1)	—	(624.1)
Net proceeds from the sale of CIT	—	—	4,395.4	—	4,395.4
Disposal of other businesses, net of cash sold	—	—	138.7	—	138.7
Net proceeds from (purchases of) investments	6.3	(93.5)	70.4	—	(16.8)
Increase in intercompany loans	—	(258.1)	—	258.1	—
Net decrease (increase) in investment in subsidiaries	1,021.9	—	(71.8)	(950.1)	—
Restricted cash	—	(181.4)	(14.8)	—	(196.2)
Other	—	—	(94.8)	—	(94.8)

Net cash provided by (used in) investing activities from continuing operations	1,028.2	(533.0)	(1,848.9)	(692.0)	(2,045.7)
Net cash provided by investing activities from discontinued operations	—	—	2,684.3	—	2,684.3

Net cash provided by (used in) investing activities	1,028.2	(533.0)	835.4	(692.0)	638.6
Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(28.5)	3,557.8	(1,578.0)	—	1,951.3
Proceeds from sale of common shares for acquisitions	501.6	—	(501.6)	—	—
Proceeds from exercise of options	58.3	—	127.4	—	185.7
Dividends paid	(100.3)	—	—	—	(100.3)
Repurchase of Tyco common shares	—	—	(789.2)	—	(789.2)
Financing from parent	—	—	258.1	(258.1)	—
Repayment of intercompany note payable	(295.1)	—	295.1	—	—
Net capital distributions to parent	—	—	(950.1)	950.1	—
Capital contribution to Tyco Capital	—	—	(200.0)	—	(200.0)
Other	—	—	(9.7)	—	(9.7)

Net cash provided by (used in) financing activities from continuing operations	136.0	3,557.8	(3,348.0)	692.0	1,037.8
Net cash used in financing activities from discontinued operations	—	—	(2,874.6)	—	(2,874.6)

Net cash provided by (used in) financing activities	136.0	3,557.8	(6,222.6)	692.0	(1,836.8)
Net increase in cash and cash equivalents	36.2	2,933.7	2,708.3	—	5,678.2
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(1,272.6)	—	(1,272.6)
Cash and cash equivalents at beginning of period	1.4	37.0	1,741.7	—	1,780.1

Cash and cash equivalents at end of period	$37.6	$2,970.7	$3,177.4	$—	$6,185.7

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities from continuing operations	$2,090.5	$(291.1)	$4,890.7	$—	$6,690.1
Net cash used in operating activities from discontinued operations	—	—	(260.2)	—	(260.2)

Net cash provided by (used in) operating activities	2,090.5	(291.1)	4,630.5	—	6,429.9
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(0.2)	(0.1)	(1,773.1)	—	(1,773.4)
Construction in progress—Tyco Global Network	—	—	(2,247.7)	—	(2,247.7)
Acquisition of businesses, net of cash acquired	—	—	(9,962.0)	—	(9,962.0)
Acquisition of customer accounts (ADT dealer program)	—	—	(798.1)	—	(798.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(878.7)	—	(878.7)
Disposal of businesses, net of cash sold	—	—	904.4	—	904.4
Net proceeds from (purchases of) investments	5.9	—	(148.7)	—	(142.8)
Decrease (increase) in intercompany loans	54.8	(5,993.5)	—	5,938.7	—
(Increase) decrease in investment in subsidiaries	(10,621.3)	(2.8)	8,985.0	1,639.1	—
Other	—	—	(177.2)	—	(177.2)

Net cash used in investing activities from continuing operations	(10,560.8)	(5,996.4)	(6,096.1)	7,577.8	(15,075.5)
CIT cash balance acquired	—	—	2,156.4	—	2,156.4
Net cash provided by investing activities from discontinued operations	—	—	1,516.8	—	1,516.8

Net cash used in investing activities	(10,560.8)	(5,996.4)	(2,422.9)	7,577.8	(11,402.3)
Cash Flows From Financing Activities:
Net proceeds from (repayments of) debt	3,374.9	6,320.9	(1,160.2)	—	8,535.6
Proceeds from sale of common shares	2,196.6	—	—	—	2,196.6
Proceeds from sale of common shares for acquisitions	2,729.4	—	(2,729.4)	—	—
Proceeds from exercise of options and warrants	226.6	—	318.4	—	545.0
Dividends paid	(90.0)	—	—	—	(90.0)
Repurchase of Tyco common shares	—	—	(1,326.1)	—	(1,326.1)
Financing from parent, net	—	—	5,938.7	(5,938.7)	—
Net capital contributions from parent	—	—	1,639.1	(1,639.1)	—
Repurchase of minority interest shares of subsidiary	—	—	(270.0)	—	(270.0)
Capital contributions to Tyco Capital	—	—	(675.0)	—	(675.0)
Other	—	—	(15.4)	—	(15.4)

Net cash provided by financing activities from continuing operations	8,437.5	6,320.9	1,720.1	(7,577.8)	8,900.7
Net cash used in financing activities from discontinued operations	—	—	(2,605.0)	—	(2,605.0)

Net cash provided by (used in) financing activities	8,437.5	6,320.9	(884.9)	(7,577.8)	6,295.7
Net (decrease) increase in cash and cash equivalents	(32.8)	33.4	1,322.7	—	1,323.3
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(808.0)	—	(808.0)
Cash and cash equivalents at beginning of period	34.2	3.6	1,227.0	—	1,264.8

Cash and cash equivalents at end of period	$1.4	$37.0	$1,741.7	$—	$1,780.1

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
For the Year Ended September 30, 2000
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$893.7	$1,201.3	$3,061.4	$—	$5,156.4
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(6.4)	—	(1,689.5)	—	(1,695.9)
Construction in progress—Tyco Global Network	—	—	(111.1)	—	(111.1)
Acquisition of businesses, net of cash acquired	—	—	(3,746.4)	—	(3,746.4)
Acquisition of customer accounts (ADT dealer program)	—	—	(390.7)	—	(390.7)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(544.2)	—	(544.2)
Disposal of businesses, net of cash sold	—	—	74.4	—	74.4
Net proceeds from (purchases of) investments	16.4	—	(368.5)	—	(352.1)
Increase in intercompany loans	—	(2,421.8)	—	2,421.8	—
Increase in investment in subsidiaries	(900.7)	—	—	900.7	—
Other	—	(0.7)	(52.2)	—	(52.9)

Net cash used in investing activities	(890.7)	(2,422.5)	(6,828.2)	3,322.5	(6,818.9)
Cash Flows From Financing Activities:
Net proceeds from (repayments of) debt	—	1,209.4	(529.0)	—	680.4
Proceeds from exercise of options	64.6	—	290.7	—	355.3
Net proceeds from sale of common shares by subsidiary	—	—	2,130.7	—	2,130.7
Dividends paid	(86.2)	—	—	—	(86.2)
Intercompany dividends received (paid)	30.0	—	(30.0)	—	—
Repurchase of Tyco common shares	—	—	(1,885.1)	—	(1,885.1)
Financing from parent, net	—	—	2,421.8	(2,421.8)	—
Net capital contributions from parent	—	—	900.7	(900.7)	—
Other	—	—	(29.8)	—	(29.8)

Net cash provided by financing activities	8.4	1,209.4	3,270.0	(3,322.5)	1,165.3
Net increase (decrease) in cash and cash equivalents	11.4	(11.8)	(496.8)	—	(497.2)
Cash and cash equivalents at beginning of period	22.8	15.4	1,723.8	—	1,762.0

Cash and cash equivalents at end of period	$34.2	$3.6	$1,227.0	$—	$1,264.8

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

        Investigation—With the arrival of new senior management, the Company has engaged in a number of internal audits aimed at determining what, if any, misconduct may have been committed by prior senior management. An initial review of prior senior management's transactions with the Company was conducted by the law firm of Boies, Schiller & Flexner LLP. The details of their findings were made public in a Form 8-K filed on September 17, 2002. In July 2002, our new CEO and our Board of Directors ordered a further review of corporate governance practices and the accounting of selected acquisitions. This review has been referred to as the "Phase 2 review."

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

        The results of the Phase 2 review were reported by the Company in a Form 8-K furnished to the SEC on December 30, 2002. Among other findings, the report noted that during at least the five years preceding our prior Chief Executive Officer's resignation in June 2002, the Company's prior management engaged in a pattern of aggressive accounting which, even when in accordance with Generally Accepted Accounting Principles, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed. The report also noted that this pattern may have had the effect of reducing the clarity and effectiveness of the financial statements in conveying to investors the most accurate picture of our operations and may affect the comparability of our historical financial results to our current and future results of operations. While most of the matters identified by the investigation as "aggressive accounting" were determined by the Company, in consultation with its auditors, to be in accordance with Generally Accepted Accounting Principles, there were certain adjustments identified as relating to years preceding fiscal 2002. Such adjustments were initially recorded in the first quarter of fiscal 2002, and have now been included as part of the current restatements discussed below. See also Item 14. "Controls and Procedures".

        Restatement—As previously disclosed, we have been engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of our periodic filings. We believed that we had resolved the material accounting issues at the time of the original filing of our Form 10-K for the year ended September 30, 2002. Subsequent correspondence and discussions with the Staff, principally regarding the method of amortizing contracts acquired through our ADT dealer program as well as the accounting for amounts reimbursed to us from ADT dealers, coupled with issues related to prior periods identified during our intensified internal audits and detailed operating reviews in the quarter ended March 31, 2003 have led us to restate our consolidated financial statements for the quarters ended March 31, 2003 and December 31, 2002, and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998.

        The restatement principally relates to (i) recording charges in the prior years and quarters to which they relate, rather than in the period such charges were initially identified, (ii) a revision in the method of amortization used to allocate the costs of contracts acquired through our ADT dealer program so that the amortization of such costs better matches the pattern of revenue related to such contracts, (iii) a revision in the method of accounting for amounts reimbursed to us from ADT dealers as part of the ADT dealer program to effectively treat such amounts as an integral part of the purchase of the underlying contracts, and (iv) certain other adjustments regarding charges or credits so as to record them in earlier accounting periods to which they relate. Each of these matters are described further below:

Charges Relating to Prior Years Initially Recorded in Fiscal 2002

        As disclosed in the Company's previously filed Form 10-K for the fiscal year ended September 30, 2002, the Company identified various adjustments during the fourth quarter of fiscal 2002 relating to prior year financial statements. These adjustments, which aggregated $261.6 million on a pre-tax basis or $199.7 million on an after-tax basis, were recorded effective October 1, 2001. The adjustments primarily were related to reimbursements from ADT dealers in years prior to fiscal 2002 in excess of the costs incurred, a lower net gain on the issuance of TyCom shares previously reported for fiscal 2001 and adjustments identified both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments (which were more appropriately recorded as expenses as opposed to part of acquisition accounting). The restatement includes adjustments to reverse the charges recorded in the first quarter of fiscal 2002 and present those charges in the historical periods to which they relate.

Charges Relating to Prior Years and Quarters Recorded in the Quarter Ended March 31, 2003

        As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $434.5 million in that quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security Services segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustments (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement includes adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods to which they relate.

Method of Amortizing Contracts and Related Customer Relationships

        As described in Note 1 to the financial statements, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), which is amortized over the period of the economic benefit expected to be obtained from the customer relationship. Effective January 1, 2003, and as disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for the amortization of the costs of these purchased contracts from the straight-line method to an accelerated method. In addition, the Company revised its estimate of the life of the customer account pool over which the costs of purchased contracts would be amortized from ten years to twelve years. The change in method of accounting was viewed as inseparable from the change in estimated life, and therefore, the pre-tax cumulative effect of this charge of $315.5 million was recorded as an increase in amortization expense effective January 1, 2003. The restatement reverses this previously recorded charge and reflects the accelerated amortization method for all historical periods.

Amounts Reimbursed from ADT Dealers

        As described in Note 1 to the financial statements, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Dealers pay the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reverses the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate, and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also records the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002 and reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. In addition, in connection with the Phase 2 review the Company recorded a balance sheet adjustment of $235.6 million to goodwill of and shareholders' equity for the fair value of stock options assumed in connection with the fiscal 2001 acquisition of Mallinckrodt, Inc.

        The Company also determined that the pre-tax charges of $434.5 million recorded in the quarter ended March 31, 2003 described above should have been greater by $71.5 million. The $71.5 million (which relates primarily to workers' compensation and product and general liability insurance accruals) was previously included in the $471.4 million of charges recorded during the quarter ended March 31, 2003, described as Charges Related to Current Period Changes in Estimates. This amount has been reversed and is reflected as part of the restatement discussed above.

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with two members of former senior management, which were funded through split dollar life insurance policies. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to one of the officers upon his termination in fiscal 2002. As part of the restatement the Company has accrued $46.6 million and $70.9 million on our consolidated balance sheets as of September 30, 2002 and 2001, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to the terminated executive, as it is now recorded in fiscal years 2001 and 2000.

        In addition, it was determined that the cumulative net deferred tax assets associated with these charges should have been greater by approximately $116 million as of March 31, 2003 and $300 million as of September 30, 2002. The offset of the tax adjustment on previously reported results of operations is to increase net income from continuing operations and net income by $49.6 million, $103.4 million, $75.0 million and $72.0 million for the fiscal years of 2002, 2001, 2000, and fiscal years preceding 2000, respectively.

        The Company believes that the restatement addresses all of the significant remaining issues identified as part of the Staff's ongoing review of its periodic reports. We continue to be engaged in a dialogue with the Staff, however, and the review is not yet complete. We are working to resolve the remaining comments that the Staff has made on our periodic filings as expeditiously as possible. We cannot assure you the resolution of the remaining Staff comments will not necessitate further amendments or restatements to our previously-filed periodic reports.

        The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flow, as a result of the above adjustments, is as follows (in millions, except per share data). The amounts previously reported are derived from the original Form 10-K for the year ended September 30, 2002 filed on December 30, 2002.

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$28,794.8	$28,741.8	$28,987.4	$28,953.1	$24,958.4	$24,959.1
Service revenue	6,848.9	6,848.0	5,049.2	5,049.0	3,973.5	3,968.4

Net revenues	35,643.7	35,589.8	34,036.6	34,002.1	28,931.9	28,927.5
Cost of product sales	19,510.8	19,495.1	18,334.4	18,319.7	15,959.8	15,983.1
Cost of services	3,570.2	3,570.2	2,615.9	2,615.9	1,971.4	1,971.4
Selling, general and administrative expenses	8,086.8	8,181.6	6,361.5	6,745.3	5,252.0	5,500.7
Restructuring and other charges, net	1,203.9	1,124.3	233.6	400.4	175.3	175.3
Charges for impairment of long-lived assets	3,489.5	3,309.5	120.1	120.1	99.0	99.0
Goodwill impairment	1,343.7	1,343.7	—	—	—	—
Write-off of purchased in-process research and development	17.8	17.8	184.3	184.3	—	—

Operating (loss) income	(1,579.0)	(1,452.4)	6,186.8	5,616.4	5,474.4	5,198.0
Interest income	117.3	117.3	128.3	128.3	75.2	75.2
Interest expense	(1,077.0)	(1,077.0)	(904.8)	(904.8)	(844.8)	(844.8)
Other (expense) income, net	(233.0)	(216.6)	250.3	250.3	(0.3)	(0.3)
Net (loss) gain on sale of common shares of subsidiary	(39.6)	—	64.1	24.5	1,760.0	1,760.0

(Loss) income from continuing operations before taxes and minority interest	(2,811.3)	(2,628.7)	5,724.7	5,114.7	6,464.5	6,188.1
Income taxes	(257.7)	(208.1)	(1,275.7)	(1,172.3)	(1,925.9)	(1,850.9)
Minority interest	(1.4)	(1.4)	(47.5)	(47.5)	(18.7)	(18.7)

(Loss) income from continuing operations	(3,070.4)	(2,838.2)	4,401.5	3,894.9	4,519.9	4,318.5
(Loss) income from discontinued operations, net of tax	(6,282.5)	(6,282.5)	252.5	252.5	—	—
Loss on sale of Tyco Capital, net of tax	(58.8)	(58.8)	—	—	—	—

(Loss) income before cumulative effect of accounting changes	(9,411.7)	(9,179.5)	4,654.0	4,147.4	4,519.9	4,318.5
Cumulative effect of accounting change, net of tax	—	—	(683.4)	(683.4)	—	—

Net (loss) income	$(9,411.7)	$(9,179.5)	$3,970.6	$3,464.0	$4,519.9	$4,318.5

Basic net (loss) income per common share	$(4.73)	$(4.62)	$2.20	$1.92	$2.68	$2.56
Diluted net (loss) income per common share	(4.73)	(4.62)	2.17	1.89	2.64	2.52

	September 30, 2002		September 30, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Balance Sheets:
Current Assets:
Cash and cash equivalents	$6,186.8	$6,185.7	$1,779.2	$1,780.1
Restricted cash	196.2	196.2	—	—
Accounts receivables—net	5,848.6	5,831.9	6,453.2	6,444.7
Inventories	4,716.0	4,607.9	5,101.3	5,004.4
Other current assets	2,817.0	2,817.7	2,512.5	2,515.3

Total current assets	19,764.6	19,639.4	15,846.2	15,744.5
Net Assets of Discontinued Operations	—	—	10,598.0	10,598.0
Tyco Global Network	581.6	581.6	2,342.4	2,353.4
Property, Plant and Equipment, Net	9,969.5	9,861.0	9,970.3	9,898.3
Goodwill, Net	26,093.2	26,020.5	23,264.0	23,408.5
Intangible Assets, Net	6,562.6	5,805.8	5,476.9	4,789.3
Other Assets	3,442.9	3,549.2	3,524.8	3,621.2

Total Assets	$66,414.4	$65,457.5	$71,022.6	$70,413.2

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$7,719.0	$7,719.0	$2,023.0	$2,023.0
Accounts payable	3,170.0	3,173.8	3,692.6	3,696.5
Accrued expenses and other current liabilities	5,270.8	5,296.5	5,181.8	5,194.2
Contracts in process—billing in excess of cost	522.1	523.6	935.0	935.1
Deferred revenue	731.3	758.5	973.5	990.3
Income taxes payable	2,218.9	2,219.1	1,845.0	1,845.2

Total current liabilities	19,632.1	19,690.5	14,650.9	14,684.3
Long-Term Debt	16,486.8	16,486.8	19,596.0	19,596.0
Other Long-Term Liabilities	5,462.1	5,156.1	4,736.9	4,751.2

Total Liabilities	41,581.0	41,333.4	38,983.8	39,031.5

Minority Interest	42.8	42.8	301.4	301.4
Shareholders' Equity:
Common Shares	399.1	399.1	387.1	387.1
Capital in excess:
Share premium	8,146.9	8,146.9	7,962.8	7,962.8
Contributed Surplus	15,042.7	15,042.7	12,561.3	12,796.9
Accumulated earnings(1)	2,794.1	2,081.2	12,305.7	11,360.6
Accumulated other comprehensive loss	(1,592.2)	(1,588.6)	(1,479.5)	(1,427.1)

Total Shareholders' Equity	24,790.6	24,081.3	31,737.4	31,080.3

Total Liabilities and Shareholders' Equity	$66,414.4	$65,457.5	$71,022.6	$70,413.2

(1)
The impact of the restatement adjustments described above on accumulated earnings as of September 30, 2000 and 1999 was $(438.5) million and $(237.1) million, respectively.

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Cash Flows:
(Loss) income from Continuing Operations	$(3,070.4)	$(2,838.2)	$4,401.5	$3,894.9	$4,519.9	$4,318.5
Net cash provided by operating activities	7,158.4	6,876.4	6,665.3	6,429.9	5,275.0	5,156.4
Purchase of property, plant and equipment	(1,708.7)	(1,678.8)	(1,797.5)	(1,773.4)	(1,703.8)	(1,695.9)
Construction in progress—Tyco Global Network	(1,146.0)	(1,146.0)	(2,247.7)	(2,247.7)	(111.1)	(111.1)
Acquisition of businesses, net of cash acquired	(1,683.8)	(1,683.8)	(9,962.0)	(9,962.0)	(3,746.4)	(3,746.4)
Acquisition of customer accounts (ADT dealer program)(1)	(1,401.0)	(1,139.3)	(994.6)	(798.1)	(500.1)	(390.7)
Other investing activities	6,298.1	6,286.5	3,363.2	3,378.9	(876.1)	(874.8)

Net cash provided by (used in) investing activities	358.6	638.6	(11,638.6)	(11,402.3)	(6,937.5)	(6,818.9)
Net cash (used in) provided by financing activities	(1,836.8)	(1,836.8)	6,295.7	6,295.7	1,165.3	1,165.3
Net increase (decrease) in cash and cash equivalents	5,680.2	5,678.2	1,322.4	1,323.3	(497.2)	(497.2)
Tyco capital's cash and cash equivalents transferred to discontinued operations	(1,272.6)	(1,272.6)	(808.0)	(808.0)	—	—
Cash and Cash equivalents at beginning of period	1,779.2	1,780.1	1,264.8	1,264.8	1,762.0	1,762.0

Cash and Cash equivalents at end of period	$6,186.8	$6,185.7	$1,779.2	$1,780.1	$1,264.8	$1,264.8

(1)
Previously included within Acquisition of businesses, net of cash acquired.

        The following tables reflect the impact of the aforementioned adjustments on net revenues ($ in millions):

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
Net revenues, as previously reported	$35,643.7	$34,036.6	$28,931.9	$22,496.5	$19,061.7
Adjustments:
Phase 2 Adjustments	—	—	—	(2.2)	2.2
Capitalized Costs	1.7	1.4	0.8	0.3	2.9
Other Accounting Adjustments	8.3	(8.7)	(5.2)	(0.5)	—
Tyco Network Transaction	(63.9)	(27.2)	—	—	—

(Decrease) increase in net revenues	(53.9)	(34.5)	(4.4)	(2.4)	5.1

Net revenues, as restated	$35,589.8	$34,002.1	$28,927.5	$22,494.1	$19,066.8

        The following tables reflect the impact of the aforementioned adjustments on operating income (loss) and operating margins ($ in millions):

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
Operating (loss) income, as previously reported	$(1,579.0)	$6,186.8	$5,474.4	$2,190.8	$1,948.1
Adjustments:
Phase 2 Adjustments	36.1	13.0	(26.4)	(29.8)	8.1
Capitalized and Deferred Costs	(43.2)	(34.6)	(39.2)	(59.0)	2.8
Reconciliation Items	(20.0)	(47.7)	(1.9)	(8.0)	(22.5)
Adjustments to Accrual Balances	(19.6)	—	1.8	—	—
Asset Reserve Adjustments	4.6	(1.5)	(8.1)	—	—
Other Accounting Adjustments	(14.1)	(35.4)	(23.2)	(4.4)	(2.2)
Customer Contract Amortization Method	(107.3)	(74.5)	(54.9)	(34.0)	(13.1)
ADT Dealer Reimbursements	186.9	(172.1)	(93.7)	(64.7)	(37.2)
TyCom Network Transaction	(21.4)	(16.2)	—	—	—
Healthcare Divestiture Transaction	137.9	(154.3)	—	—	—
Insurance and Compensation Accrual Adjustments	(13.3)	(47.1)	(30.8)	(5.5)	—

Increase (decrease) in operating (loss) income	126.6	(570.4)	(276.4)	(205.4)	(64.1)

Operating (loss) income, as restated	$(1,452.4)	$5,616.4	$5,198.0	$1,985.4	$1,884.0

Operating Margins
As previously reported	(4.4)%	18.2%	18.9%	9.7%	10.2%
As restated	(4.1)	16.5	18.0	8.8	9.9

        The following tables reflect the impact of the aforementioned adjustments on income (loss) from continuing operations before income taxes and minority interest ($ in millions):

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
(Loss) income from continuing operations before income taxes and minority interest, as previously reported	$(2,811.3)	$5,724.7	$6,464.5	$1,641.5	$1,699.2
Adjustments:
Gain on Issuance of TyCom Shares	39.6	(39.6)	—	—	—
Phase 2 Adjustments	36.1	13.0	(26.4)	(29.8)	8.1
Capitalized and Deferred Costs	(43.2)	(34.6)	(39.2)	(59.0)	2.8
Reconciliation Items	(20.0)	(47.7)	(1.9)	(8.0)	(22.5)
Adjustments to Accrual Balances	(19.6)	—	1.8	—	—
Asset Reserve Adjustments	4.6	(1.5)	(8.1)	—	—
Other Accounting Adjustments	(14.1)	(35.4)	(23.2)	(4.4)	(2.2)
Customer Contract Amortization Method	(107.3)	(74.5)	(54.9)	(34.0)	(13.1)
ADT Dealer Reimbursements	186.9	(172.1)	(93.7)	(64.7)	(37.2)
TyCom Network Transaction	(21.4)	(16.2)	—	—	—
Healthcare Divestiture Transaction	154.3	(154.3)	—	—	—
Insurance and Compensation Accrual Adjustments	(13.3)	(47.1)	(30.8)	(5.5)	—

Increase (decrease)	182.6	(610.0)	(276.4)	(205.4)	(64.1)

(Loss) income from continuing operations before income taxes and minority interest, as restated	$(2,628.7)	$5,114.7	$6,188.1	$1,436.1	$1,635.1

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

        Segment revenues increased 4.7% during fiscal 2002 to $35,589.8 million compared to $34,002.1 million in fiscal 2001. Segment revenues increased 17.5% during fiscal 2001 to $34,002.1 million from $28,927.5 million in fiscal 2000. Tyco had a loss from continuing operations of $2,838.2 million in fiscal 2002, as compared to income from continuing operations of $3,894.9 million in fiscal 2001 and $4,318.5 million in fiscal 2000.

        Loss from continuing operations for fiscal 2002 included net charges totaling $6,762.3 million ($6,091.4 million after-tax), consisting of the following: (i) goodwill impairment charge of $1,343.7 million relating to continuing operations; (ii) impairment charges of $3,309.5 million primarily related to the write-down of the TGN; (iii) net restructuring and other charges of $1,874.7 million, of which $635.4 million is included in cost of sales and $115.0 million related to a bad debt provision is included in selling, general and administrative expenses, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iv) a write-off of purchased in-process research and development related to the acquisitions of Sensormatic and DSC Group of $17.8 million; (v) a loss on the write-off of investments of $270.8 million; (vi) a gain on the sale of businesses of $23.6 million; and (vii) gain from the early extinguishment of debt of $30.6 million.

        Income from continuing operations for fiscal 2001 included a net charge of $614.9 million ($546.3 million after-tax) consisting of the following: (i) net restructuring and other charges and impairment charges totaling $705.4 million related primarily to the closure of facilities within the Electronics and Fire and Security Services segments; (ii) $184.3 million write-off of purchased in-process research and development related to the acquisition of Mallinckrodt Inc. ("Mallinckrodt"); (iii) a net gain on sale of businesses of $410.4 million principally related to the sale of ADT Automotive; (iv) a loss of $133.8 million related to the write-down of an investment; (v) a $24.5 million net gain on the sale of common shares of a subsidiary; and (vi) a loss from the early extinguishment of debt of $26.3 million.

        Income from continuing operations for fiscal 2000 included a net credit of $1,484.4 million ($793.9 million after-tax) consisting of the following: (i) a gain of $1,760.0 million on the sale by a subsidiary of its common shares in connection with TyCom's initial public offering; (ii) restructuring, and impairment charges of $424.2 million primarily for claims related to a merged company and the exiting of U.S. Surgical's interventional cardiology business; (iii) a credit of $148.9 million representing a revision of estimates of merger, restructuring and other accruals; and (iv) a loss from the early extinguishment of debt of $0.3 million.

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

        The following table details net revenues and earnings in fiscal 2002, fiscal 2001 and fiscal 2000, as restated ($ in millions):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenue from product sales	$28,741.8	$28,953.1	$24,959.1
Service revenue	6,848.0	5,049.0	3,968.4

Net revenues	$35,589.8	$34,002.1	$28,927.5

Restructuring and other charges, net(1)	$(1,874.7)	$(585.3)	$(176.3)
Charges for the impairment of long-lived assets	(3,309.5)	(120.1)	(99.0)
Goodwill impairment	(1,343.7)	—	—
Write-off of purchased in-process research and development	(17.8)	(184.3)	—

Total charges included in operating income	$(6,545.7)	$(889.7)	$(275.3)

Operating (loss) income after (charges) credits, net	$(1,452.4)	$6,159.4	$5,542.4
Amortization of goodwill	—	(543.0)	(344.4)

Total operating (loss) income	(1,452.4)	5,616.4	5,198.0
Net gain on sale of common shares of a subsidiary	—	24.5	1,760.0
Net gain on sale of businesses	23.6	410.4	—
Loss on investments	(270.8)	(133.8)	—
Interest expense, net	(959.7)	(776.5)	(769.6)
Income (loss) from early retirement of debt	30.6	(26.3)	(0.3)

(Loss) income from continuing operations before income taxes and minority interest	(2,628.7)	5,114.7	6,188.1
Income taxes	(208.1)	(1,172.3)	(1,850.9)
Minority interest	(1.4)	(47.5)	(18.7)

(Loss) income from continuing operations	(2,838.2)	3,894.9	4,318.5
(Loss) income from discontinued operations of Tyco Capital, net of tax	(6,282.5)	252.5	—
Loss on sale of Tyco Capital, net of tax	(58.8)	—	—

(Loss) income before cumulative effect of accounting changes	(9,179.5)	4,147.4	4,318.5
Cumulative effect of accounting changes, net of tax	—	(683.4)	—

Net (loss) income	$(9,179.5)	$3,464.0	$4,318.5

(1)
This amount includes restructuring and other charges related to inventory in the amount of $635.4 million, $184.9 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively, which have been deducted as part of cost of sales in the Consolidated Statements of Operations. Similarly, this amount includes a charge related to a provision for bad debts in the amount of $115.0 million for fiscal 2002 which has been deducted as part of selling, general and administrative expenses in the Consolidated Statement of Operations.

        During fiscal 2002, we recorded restructuring and other charges and charges for the impairment of long-lived assets related primarily to the significant decrease in demand in certain end markets within our Electronics segment. Under our restructuring and integration programs, we terminate employees and close facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, sales and administrative functions. In addition, we discontinue or dispose of product lines which do not fit the long-term strategy of the respective businesses. We have not historically tracked the impact on financial results of the restructuring and integration programs. However, we estimate that our overall cost structure has been reduced by approximately $910 million on an annualized basis, of which approximately $315 million relates to selling, general and administrative expenses, and approximately $595 million to cost of sales. The $910 million estimated overall annualized cost savings as a result of restructuring activities in fiscal 2002 was based on a summary of estimated cost savings. In determining the amount of cost savings, management looked at the salaries and benefits of the people that were terminated to derive the annual savings. As it relates to facility closures, the cost savings represents the rent, plant operating expenses and depreciation on the assets that will no longer be incurred.

        When we make an acquisition, we typically begin to integrate the acquired company with our existing operations immediately. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing facilities, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies are no longer separately identifiable. Consequently, we are generally unable to separately track the post-acquisition financial results of acquired companies. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth or decline percentages excluding the specified acquisitions are estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition revenue of the specified acquired companies for both periods in the comparison. A majority of the companies that we acquire operate within the same industry as the segment into which the acquired company is integrated and, consequently, we assume that the companies that we acquire generally have a comparable growth percentage. We calculate segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 6% of the total purchase price for all acquisitions during the years ended September 30, 2002 and 2001. Since these estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

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

Segment Revenue, Operating Income and Margins

Fire and Security Services

        The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenue from product sales	$4,955.5	$3,494.4	$2,741.5
Service revenue	5,683.5	3,978.6	3,335.8

Net revenues	$10,639.0	$7,473.0	$6,077.3

Operating income	$904.7	$883.2	$828.7
Operating margins	8.5%	11.8%	13.6%
Restructuring and other charges	$94.1	$80.3	$—
Restructuring credits	(18.6)	(1.6)	(11.2)
Inventory charges	19.4	5.4	—
Write-off of purchased in-process research and development	17.8	—	—
Impairment of long-lived assets	114.7	2.8	—

Total charges (credits) included in operating income	$227.4	$86.9	$(11.2)

        Net revenues for the Fire and Security Services segment increased 42.4% in fiscal 2002 over fiscal 2001 including a 41.8% increase in product revenue and a 42.9% increase in service revenue, primarily as a result of higher sales volume and increased service revenue in the worldwide security business and, to a lesser extent, our worldwide fire protection business. The increase in net revenues was mostly due to acquisitions as well as a higher volume of recurring service revenues generated from our worldwide security business dealer program and, to a lesser extent, increased sales of fire safety and video surveillance products and access control systems. This net revenue growth is largely due to our focus on increasing revenues by growing the business through acquisitions (including the authorized dealer program), as compared to our current long-term strategy, which is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the ADT dealer program in key geographic areas. Revenues for fiscal 2002 include the effect of the heightened level of security concerns that followed September 11th, which temporarily increased the demand for security-related products. Significant acquisitions included Simplex Time Recorder Co. ("Simplex") in January 2001, Scott Technologies, Inc. ("Scott") in May 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") and Sentry S.A. in July 2001, Edison Select in August 2001, SBC/Smith Alarm Systems in October 2001, and DSC Group and Sensormatic in November 2001. Excluding the $33.5 million increase from foreign currency fluctuations, our ADT dealer program (the Company purchases residential monitoring contracts from an external network of dealers who operate under ADT's dealer program), the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment were level with prior year. We expect revenues for the next fiscal year to increase due to increased service revenue in our world-wide security business, increased revenue in our fire protection business in Europe and Asia and, to a lesser extent increases at Ansul. However, we expect the fiscal 2002 curtailment, and in certain end markets the termination, of the ADT dealer program to partially offset revenue and operating income growth going forward.

        Operating income slightly increased in fiscal 2002 primarily due to acquisitions. This increase was partially offset by net restructuring and other charges, charges for the impairment of long-lived assets and a charge for the write-off of purchased in-process research and development. We expect operating income and margins to increase in the next fiscal year due primarily to the significant charges incurred in the current year related to impairment of long-lived assets as well as the restructuring and other charges incurred, and related improvements resulting from such charges. We expect these increases to be partially offset by increased costs associated with enhancing our security business' internal sales force and softness in the domestic contracting market, which is expected to generate lower margins as a result of increased competition.

        Operating income and margins in fiscal 2002 include a net restructuring and other charge of $94.9 million. The net $94.9 million charge consists of charges of $113.5 million, of which inventory write-downs of $0.7 million and a charge of $18.7 million related to the write-up of inventory under purchase accounting are included in cost of sales. These charges are primarily related to severance and facility-related charges associated with streamlining the business, slightly offset by a credit of $18.6 million relating to current and prior years' restructuring charges. Also included within operating income for fiscal 2002 is a charge of $17.8 million for the write-off of purchased in-process research and development associated with the acquisitions of Sensormatic and DSC Group and a charge of $114.7 million for the impairment of property, plant and equipment resulting primarily from the termination of a software development project and, to a lesser extent, from the curtailment, and in certain markets, the termination of the ADT dealer program in certain non-U.S. markets.

        The following table provides information about the fiscal 2002 restructuring and other charges related to the Fire and Security Services segment:

	Severance	Facilities- Related	Inventory- Related	Other	Total
Fiscal 2002 charges	$43.5	$15.7	$19.4	$34.9	$113.5
Fiscal 2002 reversals	(0.3)	(3.0)	—	(0.8)	(4.1)
Fiscal 2002 utilization	(23.8)	(0.1)	(19.4)	(2.7)	(46.0)

Balance at September 30, 2002	$19.4	$12.6	$—	$31.4	$63.4

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

        Revenue increased 23.0% in fiscal 2001 over fiscal 2000, including a 27.5% increase in product revenue and a 19.3% increase in service revenue primarily due to acquisitions and, to a lesser extent, higher sales volume and increased recurring service revenue in fire protection in North America and Asia, and increased recurring revenues in the worldwide electronic security services business. These acquisitions include: Simplex in January 2001; Scott in May 2001; and SecurityLink in July 2001. Excluding the $338.1 million decrease from foreign currency exchange fluctuations, our ADT dealer program, the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") increased an estimated 4.7%.

        Operating income increased 6.6% in fiscal 2001 over fiscal 2000 primarily due to acquisitions and increased service volume in the fire protection business in North America and Asia and worldwide security business, partially offset by net restructuring and other charges. The decrease in operating margins was primarily due to net restructuring and other charges partially offset by increased service revenues in fire protection.

        Operating income and margins in fiscal 2001 include net restructuring and other charges of $84.1 million. The $84.1 million net charge consists of charges of $85.7 million, of which inventory write-downs of $5.4 million are included in cost of sales, primarily related to the closure of facilities that became redundant due to the acquisitions of SecurityLink and Simplex, partially offset by a credit of $1.6 million relating to prior years' restructuring charges. Also included are charges of $2.8 million for the impairment of property, plant and equipment primarily associated with the facility closures.

        Operating income and margins in fiscal 2000 includes a restructuring and other credit of $11.2 million primarily related to a revision in estimates of our prior charges. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems as of the beginning of fiscal 2001. See Cumulative Effect of Accounting Changes below.

Electronics

        The following table sets forth revenues and operating income (loss) and margins for the Electronics segment ($ in millions):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenue from product sales	$10,015.5	$13,115.7	$12,271.7
Service revenue	448.6	429.9	177.8

Net revenues	$10,464.1	$13,545.6	$12,449.5

Operating (loss) income	$(4,245.9)	$3,005.1	$3,033.2
Operating margins	(40.6)%	22.2%	24.4%
Restructuring and other charges	$472.2	$258.0	$29.1
Restructuring credits	(26.3)	—	(101.5)
Inventory charges	943.6	125.8	(5.4)
Charges related to bad debt provision	115.0	—	—
Impairment of long-lived assets	3,150.7	98.5	—
Goodwill impairment	1,024.5	—	—

Total charges included in operating income (loss)	$5,679.7	$482.3	$(77.8)

        Net revenues for the Electronics segment decreased 22.7% in fiscal 2002 compared with fiscal 2001, including a 23.6% decrease in product revenue and a 4.3% increase in service revenue, as a result of a severe decline in demand for undersea telecommunications systems and surplus capacity available and a decline in demand for our electronics components group products in the communications, computer and consumer electronics industries across all geographic regions. The Electronics segment is comprised of the electronics components group, as well as Tyco Telecommunications, which share certain customers. Revenues at the electronics components group decreased $1,931.3 million, or 16.5%, reflecting a significant decrease in demand in certain end markets. Sales were impacted mostly by the market decline in the telecommunications and computer industries and, to a lesser extent, the industrial/commercial industry. The market decreases were partially offset by growth in our product sales into the automotive industry. Revenues at Tyco Telecommunication's undersea cable communications business declined $1,150.2 million, or 62.6%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the $16.7 million decrease from foreign currency fluctuations and the acquisitions of CIGI Investment Group, Inc. ("CIGI") in October 2000, Lucent Technologies' Power Systems business ("LPS") in December 2000, Transpower Technologies in November 2001, Communications Instruments, Inc. in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment decreased an estimated 29.6%. We expect our Electronics segment to continue to experience a significant decrease in demand for the next fiscal year as a result of our undersea fiber optic installation business not anticipating any major third-party system builds. Furthermore, an industry-wide surplus of telecommunication capacity available for sales continues to exist. Although total segment revenue is expected to decrease year over year, we anticipate that revenues for our core electronics components group will slightly increase in fiscal 2003 due to growth due to new product development launches and increases in market share. As evidenced by the current period's restructuring charges, management has implemented plans within this segment to reduce the number of manufacturing plants, along with the related employees, to a size appropriate for the current business environment, while attempting to maintain the flexibility needed for a potential upturn in these markets.

        The significant decrease in operating income and operating margins in fiscal 2002 compared to fiscal 2001 was primarily due to the impairment of long-lived assets and goodwill as well as the restructuring and other charges in addition to the decrease in revenue. In the electronics components business, the significant decrease in demand related to the telecommunications, computer, consumer electronics, and the industrial machinery and aerospace industries resulted in much lower manufacturing volumes which increased per unit costs. In the Telecommunications business, margins were impacted significantly by the lack of capacity sales on the TGN and a significant reduction in third party system builds. We expect operating income to increase in the next fiscal year due to the significant charges incurred in the current year related to the impairment of long-lived assets, as well as the restructuring and other charges incurred and related improvements resulting from such charges.

        Operating loss and margins for fiscal 2002 include net restructuring and other charges of $1,504.5 million. The $1,504.5 million net charge consists of charges totaling $1,530.8 million, of which inventory reserves of $608.2 million are included in cost of sales and a bad debt provision of $115.0 million is included in selling, general and administrative expenses. These charges primarily relate to initiatives taken to reduce fixed costs, due to the significant downturn in the telecommunications business and certain electronics end markets, including facility closures, headcount reductions, inventory reserves and purchase commitment cancellations. These charges were slightly offset by a restructuring credit of $26.3 million primarily relating to a revision in estimates of current and prior years' severance and facilities charges. Total inventory charges of $943.6 million include $608.2 million of inventory write-downs and $335.4 million of supplier contract termination fees. There were no significant sales of previously written-down or written-off inventory during the fiscal year ended September 30, 2002. Of the $608.2 million, $143.1 million of inventory has been scrapped as of September 30, 2002. We expect the remaining written-off inventory to be scrapped over the next three to six months. To the extent that any of the bad debt provisions are not utilized, the excess amounts will be reversed as a credit to the selling, general and administrative expenses line in the Consolidated Statements of Operations and will be separately disclosed as a credit. To the extent that any of the inventory is subsequently sold, the related amount of income, if any, will be recognized as a credit to the cost of sales line and will be disclosed as a credit. Also included within operating loss and margins for fiscal 2002 are charges of $3,150.7 million for the impairment of property, plant and equipment, primarily related to the TGN, and goodwill impairment charges of $1,024.5 million related to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies—Goodwill" below.

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

        The following table provides information about the fiscal 2002 restructuring and other charges related to the Electronics segment:

	Severance	Facilities- Related	Inventory- Related	Other	Total
Fiscal 2002 charges	$198.1	$250.2	$943.6	$138.9	$1,530.8
Fiscal 2002 reversals	(2.5)	(8.1)	—	—	(10.6)
Fiscal 2002 utilization	(79.6)	(77.7)	(164.7)	(1.7)	(323.7)

Balance at September 30, 2002	$116.0	$164.4	$778.9	$137.2	$1,196.5

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

        Net revenue increased 8.8% in fiscal 2001 over fiscal 2000, including a 6.9% increase in product revenue and a $252.1 million increase in service revenue, due to acquisitions by our electronic components group. These acquisitions included: Siemens Electromechanical Components GmbH & Co. KG in November 1999; Praegitzer Industries, Inc. in December 1999; Critchley Group PLC in March 2000; the electronic OEM business of Thomas & Betts in July 2000; CIGI in October 2000; and LPS in December 2000. Excluding the $436.8 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") decreased an estimated 5.7%, which reflects an economic slowdown in the computer and consumer electronics and communications industries.

        The slight decrease in operating income was primarily the result of net restructuring and other charges and impairments largely offset by increased operating income due to higher revenues in the electronics components business associated with acquisitions in fiscal 2001, as well as the full year result of acquisitions in 2000. In addition, there were margin improvements on 27.7% lower revenues in Tyco Telecommunications business due to the completion of several large third-party system contracts in fiscal 2001 with higher margins, offset by approximately $36.5 million of incremental expenses related to bad debt provisions and legal costs due to industry conditions.

        Operating income and margins in fiscal 2001 include restructuring and other charges of $383.8 million primarily related to the closure of facilities within the communications, computer and consumer electronics industries in response to the severe downturn experienced. Included within the $383.8 million are inventory write-downs of $74.1 million and charges of $51.7 million for the write-up of inventory under purchase accounting, both of which are included in cost of sales. Operating income and margins after charges (credits) for fiscal 2001 also includes charges of $98.5 million for the impairment of property, plant and equipment associated with the facility closures.

        Operating income and margins in fiscal 2000 include a net merger, restructuring and other credit of $77.8 million in fiscal 2000, of which a net credit of $5.4 million related to inventory is included in cost of sales, primarily related to a revision of estimates of merger, restructuring and other accruals related to the merger with AMP and AMP's profit improvement plan.

Healthcare

        The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenue from product sales	$7,828.4	$7,001.1	$4,368.3
Service revenue	70.7	64.2	9.2

Net revenues	$7,899.1	$7,065.3	$4,377.5

Operating income	$1,846.8	$1,509.3	$1,075.3
Operating margins	23.4%	21.4%	24.6%
Restructuring and other charges	$48.2	$24.0	$12.6
Restructuring credits	(3.9)	(15.6)	(29.9)
Inventory charges	0.5	40.0	6.4
Write-off of purchased in-process research and development	—	184.3	—
Impairment of long-lived assets	2.5	14.2	99.0

Total charges included in operating income	$47.3	$246.9	$88.1

        Net revenues for the Healthcare segment increased 11.8% in fiscal 2002 over fiscal 2001 including a 11.8% increase in product revenue and a 10.1% increase in service revenue, primarily as a result of increased sales volume resulting from acquisitions in our U.S. healthcare businesses and, to a much lesser extent, increased revenues from our domestic and international healthcare businesses. Excluding the $11.2 million decrease from foreign currency exchange fluctuations and the acquisitions of Mallinckrodt Inc. ("Mallinckrodt") in October 2000, InnerDyne, Inc. ("InnerDyne") in December 2000, Paragon Trade Brands in January 2002, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the Healthcare segment increased an estimated 2.9%. We expect revenues for the next fiscal year to increase, due to the introduction of new products and growth in market share.

        Operating income increased 22.4% in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in charges recorded in fiscal 2002 as compared to fiscal 2001, as well as the impact of acquisitions and operating efficiencies realized from cost reductions at Mallinckrodt. This increase was partially offset by lower margins of businesses acquired at Tyco Healthcare. We expect operating income to increase for the next fiscal year as a result of the impairment charges incurred in the current year related to long-lived assets as well as the restructuring and other charges incurred and related improvements resulting from such charges, in addition to the increase in revenue. However, margins are expected to remain approximately level due to increased spending on research and development and, to a lesser extent, an increase in royalty expense.

        Operating income and margins for fiscal 2002 reflect net restructuring and other charges of $44.8 million. The $44.8 million net charge consists of charges of $48.7 million, of which inventory write-downs of $0.5 million are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines, partially offset by a credit of $3.9 million relating to current and prior years' restructuring charges. Operating income and margins for fiscal 2002 also include a charge for the write-off of long-lived assets of $2.5 million primarily related to the impairment of long-lived assets.

        The following table provides information about the fiscal 2002 restructuring and other charges related to the Healthcare segment:

	Severance	Facilities- Related	Inventory- Related	Other	Total
Fiscal 2002 charges	$24.0	$14.1	$0.5	$10.1	$48.7
Fiscal 2002 reversals	(0.8)	—	—	(2.4)	(3.2)
Fiscal 2002 utilization	(9.4)	(2.1)	(0.5)	(7.7)	(19.7)

Balance at September 30, 2002	$13.8	$12.0	$—	$—	$25.8

        As a result of the charges recorded within the Healthcare segment during fiscal 2002, we estimate that our overall cost structure will be reduced due to the impact of these charges by approximately $40 million (approximately $30 million cash and $10 million non-cash) on an annualized basis, of which $30 million relates to other selling, general and administrative expenses and $10 million to cost of sales. However, since business conditions do not remain constant, the actual reductions in cost may significantly differ from these amounts.

        Net revenues increased 61.4% in fiscal 2001 over fiscal 2000, including a 60.3% increase in product revenue and a $55.0 million increase in service revenue, primarily due to acquisitions. These acquisitions included: General Surgical Innovations, Inc. in November 1999; Radionics in January 2000; Mallinckrodt in October 2000; and InnerDyne in December 2000. Excluding the $121.9 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions and the divestiture listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") increased an estimated 3.6%.

        The 40.4% increase in operating income and the slight decrease in operating margins in fiscal 2001 compared to fiscal 2000 was primarily due to the acquisition of Mallinckrodt, which generally has lower operating margins than other businesses in this segment, partially offset by a decrease in operating income due to a charge for the write-off of purchased in-process research and development in fiscal 2001.

        Operating income and margins for fiscal 2001 include net restructuring and other charges of $48.4 million primarily related to the closure of several manufacturing plants. Included within the $48.4 million are charges of $64.0 million, of which charges of $35.0 million for the write-up of inventory under purchase accounting and inventory write-downs of $5.0 million are included in cost of sales, partially offset by credits of $15.6 million related to the merger with U.S. Surgical. Operating income and margins also include a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt and charges of $14.2 million for the impairment of property, plant and equipment related to the closure of the manufacturing plants.

        Operating income and margins for fiscal 2000 includes charges of $99.0 million for the impairment of property, plant and equipment and net merger, restructuring and other credits of $10.9 million. Included within the $10.9 million are net credits of $29.9 million primarily related to exiting U.S. Surgical's interventional cardiology business, partially offset by charges of $6.4 million included in cost of sales related to the write-down of inventory.

Engineered Products and Services

        The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenue from product sales	$4,064.1	$3,594.5	$3,487.2
Service revenue	645.2	576.3	445.6

Net revenues	$4,709.3	$4,170.8	$3,932.8

Operating income	$252.5	$704.8	$736.2
Operating margins	5.4%	16.9%	18.7%
Restructuring and other charges	$44.6	$47.6	$—
Inventory charges	6.2	9.7	—
Impairment of long-lived assets	9.5	3.4	—
Goodwill impairment	319.2	—	—

Total charges included in operating income	$379.5	$60.7	$—

        Net revenues increased 12.9% in fiscal 2002 over fiscal 2001 including a 13.1% increase in product revenue and a 12.0% increase in service revenue, primarily as a result of acquisitions and, to a much lesser extent, increased revenues at Tyco Flow Control, which was largely due to increased demand of industrial valve and control and thermal control products. However, offsetting this increase in demand of valve and control products was the decline in general economic conditions, as well as a slow-down in the commercial contruction market. Acquisitions included Pyrotenax in March 2001, IMI Bailey Birkett in June 2001, Century Tube Corporation in October 2001, Water & Power Technologies in November 2001, and Clean Air Systems in February 2002. Excluding the $9.2 million decrease from foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment were level with the prior year. We expect revenues for the next fiscal year to increase primarily as a result of increased sales prices (due to increased raw material costs) and expected improved market conditions at Tyco Infrastructure Services. Furthermore, we expect sales volume at Tyco Fire and Building Products to show some signs of recovery in the commercial construction markets during the latter half of fiscal 2003.

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

        Operating income and margins for fiscal 2002 reflect restructuring and other charges of $50.8 million, of which inventory write-downs of $6.2 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business and charges of $9.5 million for the impairment of property, plant and equipment associated with the closure of facilities. Also included are goodwill impairment charges of $319.2 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies—Goodwill" below.

        The following table provides additional information about the fiscal 2002 restructuring and other charges related to the Engineered Products and Services segment:

	Severance	Facilities	Inventory- Related	Other	Total
Fiscal 2002 charges	$35.7	$4.1	$6.2	$4.8	$50.8
Fiscal 2002 utilization	(27.7)	(1.5)	(6.2)	(4.0)	(39.4)

Balance at September 30, 2002	$8.0	$2.6	$—	$0.8	$11.4

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

        Net revenues increased 6.1% in fiscal 2001 over fiscal 2000 including a 3.1% increase in product revenue and a 29.3% increase in service revenue as a result of acquisitions. Acquisitions included Kitamura Valve Co. in January 2000, Flow Control Technologies in February 2000, Tracer in August 2000, Pyrotenax in March 2001, and IMI in June 2001. Excluding the $148.3 million decrease in foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues for the segment decreased 3.3%.

        Operating income for fiscal 2001 was level as compared to fiscal 2000 due to acquisitions and, to a lesser extent, improved margins at both Tyco Flow Control and Tyco Infrastructure offset by net restructuring and other charges and decreased operating income and margins at Allied Tube and Conduit resulting from higher raw material prices. Operating margins decreased due to net restructuring and other charges in fiscal 2001 and decreased margins at Allied Tube and Conduit partially offset by improved margins at both Tyco Flow Control and Tyco Infrastructure.

        Operating income and margins for fiscal 2001 include restructuring and other charges of $57.3 million, of which inventory write-downs of $9.7 million are included in cost of sales, and charges for the impairment of property, plant and equipment of $3.4 million, primarily related to the closure of facilities.

Plastics and Adhesives

        The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenue from product sales	$1,878.3	$1,747.4	$2,090.4

Operating income	$209.2	$300.9	$363.4
Operating margins	11.1%	17.2%	17.4%
Restructuring and other charges	$9.0	$4.3	$—
Inventory charges	1.1	4.0	—
Impairment of long-lived assets	2.6	1.2	—

Total charges included in operating income	$12.7	$9.5	$—

        Net revenues for the Plastics and Adhesives segment increased 7.5%, or $130.9 million in fiscal 2002 over fiscal 2001. The increase was solely due to the effect of acquisitions. In addition, revenues for fiscal 2001 included $9.9 million related to our ADT Automotive business which was sold in October 2000. Excluding the $4.5 million increase from foreign currency exchange fluctuations and the acquisition of Linq Industrial Fabrics, Inc. in December 2001, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the Plastics and Adhesives segment decreased an estimated 13.0%. We expect revenues for the next fiscal year to increase, due to higher sales volume and increased selling prices.

        Operating income decreased 30.5% in fiscal 2002 compared to fiscal 2001 primarily due to decreased margins as a result of volume shortfalls, a shift in the product mix, lower selling prices in certain areas and unfavorable manufacturing variances. In addition, the segment incurred increased expenses mostly relating to inventory write-downs and uncollectable accounts receivable. We expect operating income to increase for the next fiscal year due to higher sales volume, in addition to cost savings initiatives implemented.

        Operating income and margins for fiscal 2002 reflect net restructuring and other charges of $10.1 million. The $10.1 million net charge of which inventory write-downs of $1.1 million are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines. Operating income and margins for fiscal 2002 also include a charge for the write-off of long-lived assets of $2.6 million primarily related to the impairment of long-lived assets.

        The following table provides information about the fiscal 2002 restructuring and other charges related to the Plastics and Adhesives segment:

	Severance	Facilities- Related	Inventory- Related	Other	Total
Fiscal 2002 charges	$4.2	$3.0	$1.1	$1.8	$10.1
Fiscal 2002 utilization	(0.2)	(0.1)	(1.1)	(1.8)	(3.2)

Balance at September 30, 2002	$4.0	$2.9	$—	$—	$6.9

        As a result of the charges recorded within the Plastics and Adhesives segment during fiscal 2002, we do not estimate any reductions in our overall cost structure.

        Net revenues decreased 16.4% in fiscal 2001 over fiscal 2000. The revenue decrease was somewhat offset by the sale of our ADT Automotive business. Excluding the $8.5 million decrease from foreign currency exchange fluctuations, the impact of the acquisitions and the divestiture listed above and all other acquisitions with a purchase price of $10 million or more, pro forma revenue (calculated in the manner described above in "Overview") decreased an estimated 9%.

        The 17.2% decrease in operating income and the slight decrease in operating margins in fiscal 2001 compared to fiscal 2000 was due to $114.8 million of operating income derived from ADT Automotive in fiscal 2000. ADT Automotive was sold in the beginning of the first quarter of fiscal 2001.

        Operating income and margins for fiscal 2001 include net restructuring and other charges of $8.3 million primarily related to the closure of several manufacturing plants. Included within the $8.3 million are charges of $4.0 million to adjust to fair value inventory under purchase accounting, which has been included in cost of sales. Operating income and margins also include a charge of $1.2 million for the impairment of long-lived assets related to the closure of the manufacturing plants.

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

Corporate Expenses

        Corporate expenses were $419.7 million in fiscal 2002. This amount includes net restructuring and other and impairment charges of $199.1 million primarily related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, costs incurred to date for the internal investigation, and severance associated with certain corporate employees. Corporate expenses were $243.9 million in fiscal 2001, as compared to $494.4 million in fiscal 2000. Corporate expenses were level in fiscal 2002 as compared to fiscal 2001, excluding net impairment charges, due to an overall decrease in compensation expense and lower than expected advertising costs and expenses for charitable giving; offset by increased insurance costs, legal and accounting fees, and other costs associated with the business disruptions that began during the second quarter of fiscal 2002. The increase from fiscal 2000, excluding net impairment charges of $276.2 million in fiscal 2000, was due principally to higher compensation expense under our equity-based incentive compensation plans and an increase in corporate staffing and related costs to support and monitor our expanding businesses and operations. The total costs incurred for the internal investigation were $9.1 million in fiscal 2002. An additional expense of approximately $40 million is estimated to conclude this process in 2003.

Amortization of Goodwill

        Amortization of goodwill was $543.0 million and $344.4 million in fiscal 2001 and 2000, respectively. In accordance with recently adopted accounting rule changes, goodwill is no longer amortized beginning with our fiscal 2002 year. See Goodwill and Other Intangibles within Note 1 to our Consolidated Financial Statements for a discussion of these accounting rule changes.

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

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million. In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, as well as $60.7 million of special bonuses paid to key employees.

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

Income Tax Expense

        Our effective income tax rate was (7.9%), 22.9% and 29.9% during fiscal 2002, 2001 and 2000, respectively. The decrease in the tax rate from fiscal 2001 to fiscal 2002 was primarily due to the non-recognition of tax benefits on significant impairment charges. The tax effect on purchased in-process research and development, restructuring and other (charges) credits, charges for the impairment of long-lived assets, net gain on the sale of businesses and investments, net gain on the sale of common shares of a subsidiary and accounting change was a benefit of $670.9 million during fiscal 2002, as compared to a benefit of $68.6 million in fiscal 2001 and an expense of $690.5 million in fiscal 2000. The following other items also impacted the effective tax rate in fiscal 2002 as compared to fiscal 2001 with a net impact of less than 1%: lower earnings in tax jurisdictions with lower income tax rates as well as lower benefits from interest deductions, offset by goodwill (which was not deductible for tax purposes) no longer being amortized and other favorable tax adjustments, mainly related to settling certain tax audits during the year. The decrease in the effective income tax rate during fiscal 2001 as compared to fiscal 2000 was primarily due to higher earnings in tax jurisdictions with lower income tax rates. We expect that our effective income tax rate will increase to a percentage in the high twenties in fiscal 2003 due to the full year impact of lower benefits from interest deductions, and no favorable tax adjustments as in the prior year. A valuation allowance has been maintained due to continued uncertainties of realization of certain tax benefits, primarily tax loss carryforwards (see Note 10 to our Consolidated Financial Statements). We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our balance sheet.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, certain tax authorities have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting such proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these tax accrued amounts. Management believes that ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

Cumulative Effect of Accounting Changes

        In December 1999, the SEC issued SAB 101, in which the SEC expressed its views regarding the appropriate recognition of revenue in a variety of circumstances, some of which are relevant to us. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems (see "Revenue Recognition" within Note 1 to our Consolidated Financial Statements). In addition, in response to SAB 101, we undertook a review of our revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of fiscal 2001, we changed our method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the fiscal 2001 Consolidated Statement of Operations.

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

        Long-Lived Assets—Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, the TGN and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We carry long-lived assets at the lower of cost or fair value. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may be overstated or understated.

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

        The Company generally divides its electronic security assets into various asset pools: internally generated residental systems, internally generated commercial systems and accounts acquired through the ADT dealer program (discussed below in Amortization Method for Customer Contracts).

        With respect to the Company's depreciation policy for security monitoring systems installed in residential and commercial customer premises, the costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and generally depreciated over ten years. The Company concluded that for residential and commercial account pools the straight-line method of amortization over a ten-year period continues to be appropriate given the observed actual attrition data for these pools.

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

        Goodwill—Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," for all of Tyco and its subsidiaries.

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

        During the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,218.4 million related to the impairment of the TGN, as a result of the fiberoptic capacity available in the market place continuing to significantly exceed overall market demand, creating sharply declining prices and reduced cash flows. For additional information on the TGN impairment charge, see Note 6 to the Consolidated Financial Statements. Since the TGN represented a significant asset group within the Tyco Telecommunications reporting unit, an updated goodwill valuation was completed as of March 31, 2002 for that reporting unit. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Tyco Telecommunications reporting unit's goodwill at that date.

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

        During fiscal 2002, we curtailed, and in certain end markets terminated, the ADT dealer program. Due to a decrease in projected purchases of customer contracts through the ADT dealer program, an updated valuation using an income approach based on the present value of future cash flows as of September 30, 2002 was performed for the Security Services reporting unit. The valuation results indicated that the fair value of the reporting unit exceeded the book value of the reporting unit.

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

        Amortization Method for Customer Contracts—The Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships).

        As discussed above in Long-Lived Assets, the Company generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through the ADT dealer program. Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit which is expected to be obtained from the customer relationship. The Company believes that the accelerated method that presently best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

        Revenue Recognition—Contract sales for the installation of fire protection systems, large security intruder systems, underwater cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenues and profits for the period may be overstated or understated.

        Income Taxes—Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year. Management uses judgement in estimating what the income will be for the year. Since judgement is involved, there is risk that the tax rate may significantly increase or decrease in any period.

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

        The following table presents summary balance sheet information for the discontinued operations of Tyco Capital at September 30, 2001 ($ in millions):

September 30, 2001
Cash	$808.0
Finance receivables, net	31,386.5
Property, plant and equipment (including equipment leased to others), net	6,503.6
Goodwill, net	6,547.5
Other assets	5,844.5

Total assets	$51,090.1

Loans payable and current maturities of long-term debt	$17,050.6
Accrued expenses and other liabilities	4,534.4
Long-term debt	18,647.1

Total liabilities	40,232.1
Mandatorily redeemable preferred securities	260.0
Total shareholder's equity	10,598.0

Total liabilities and shareholder's equity	$51,090.1

        Operating results from the discontinued operations of Tyco Capital through July 8, 2002 were as follows ($ in millions):

	For the Period October 1, 2001 through July 8, 2002	For the Period June 2 (date of acquisition) through September 30, 2001
Finance income	$3,327.6	$1,676.5
Interest expense	1,091.5	597.1

Net finance income	2,236.1	1,079.4
Depreciation on operating lease equipment	944.4	448.6

Net finance margin	1,291.7	630.8
Provision for credit losses	665.6	116.1

Net finance margin, after provision for credit losses	626.1	514.7
Other income	741.1	335.1

Operating margin	1,367.2	849.8

Selling, general, administrative and other costs and expenses	687.8	398.7
Goodwill impairment	6,638.1	—

Operating expenses	7,325.9	398.7

(Loss) income before income taxes and minority interest	(5,958.7)	451.1
Income taxes	(316.1)	(195.0)
Minority interest	(7.7)	(3.6)

(Loss) income from discontinued operations	$(6,282.5)	$252.5

Average earning assets ("AEA")(1)	$36,269.0	$39,159.2
Net finance margin as a percent of AEA (annualized)	4.75%	4.83%

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

        Other income for Tyco Capital was $741.1 million and $335.1 million for the period October 1, 2001 through July 8, 2002 and for the period June 2 through September 30, 2001 respectively, as set forth in the following table ($ in millions):

	For the Period October 1, 2001 through July 8, 2002	For the Period June 2 (date of acquisition) through September 30, 2001
Fees and other income	$496.6	$212.3
Factoring commissions	117.8	50.7
Gains on securitizations	119.8	59.0
Gains on sales of leasing equipment	11.0	14.2
Losses on venture capital investments	(4.1)	(1.1)

Total	$741.1	$335.1

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

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	($ in millions)
Operating (loss) income from continuing operations	$(1,452.4)	5,616.4	5,198.0
Non-cash restructuring and other charges, net	796.5	312.0	(84.2)
Charges for the impairment of long-lived assets	3,309.5	120.1	99.0
Goodwill impairment	1,343.7	—	—
Write-off of purchased in-process research and development	17.8	184.3	—
Depreciation and amortization(1)	2,085.0	1,642.0	1,340.7
Net (decrease) increase in deferred income taxes	(585.2)	107.3	434.6
Provision for losses on accounts receivable and inventory	501.6	598.2	354.3
Less:
Net decrease (increase) in working capital, excluding current maturities of debt(2)	834.2	(836.1)	(91.8)
Expenditures relating to restructuring and other charges(3)	(517.5)	(215.5)	(155.2)
(Decrease in) proceeds under sale of accounts receivable program	(56.4)	490.6	100.0
Interest expense, net	(959.7)	(776.5)	(769.6)
Income tax expense	(208.1)	(1,172.3)	(1,850.9)
Other, net	304.5	619.6	581.5

Cash flow from operating activities from continuing operations	5,413.5	6,690.1	5,156.4
Less:
Capital expenditures(4)	(1,678.8)	(1,773.4)	(1,695.9)
Dividends paid	(100.3)	(90.0)	(86.2)
Decreases in (proceeds received) under the sale of accounts receivable programs	56.4	(490.6)	(100.0)
Construction of Tyco Global Network	(1,146.0)	(2,247.7)	(111.1)

Free cash flow(5)	$2,544.8	$2,088.4	$3,163.2

(1)
This amount is the sum of depreciation of tangible property ($1,464.1 million, $1,242.7 million and $1,094.9 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively) and amortization of intangible assets other than goodwill ($620.9 million, $399.3 million and $245.8 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively).

(2)
This amount excludes cash paid out for restructuring and other charges.

(3)
This amount is cash paid out for restructuring and other charges.

(4)
This amount is net of proceeds of $29.5 million, $427.7 million and $172.0 million received in sale-leaseback transactions for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. It is also net of proceeds of $166.2 million, $62.0 million and $61.6 million received in sale/disposition of property, plant and equipment in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

(5)
This amount is before cash payments for purchase accounting and holdback/earn-out liabilities of $624.1 million, $878.7 million and $544.2 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

        The following table shows cash flow from operating activities and free cash flow by segment for fiscal 2002 ($ in millions).

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate	Total
Operating income from continuing operations	$904.7	$(4,245.9)	$1,846.8	$252.5	209.2	$(419.7)	$(1,452.4)
Non-cash restructuring and other charges, net	20.2	732.5	0.5	9.5	2.4	31.4	796.5
Charges for the impairment of long-lived assets	114.7	3,150.7	2.5	9.5	2.6	29.5	3,309.5
Goodwill impairment	—	1,024.5	—	319.2	—	—	1,343.7
Write-off of purchased in-process research and development	17.8	—	—	—	—	—	17.8
Depreciation	569.0	479.3	240.6	123.4	39.5	12.3	1,464.1
Intangible assets amortization	478.0	67.2	70.0	3.5	2.2	—	620.9

Depreciation and amortization	1,047.0	546.5	310.6	126.9	41.7	12.3	2,085.0
Deferred income taxes	—	—	—	—	—	(585.2)	(585.2)
Provision for losses on accounts receivable and inventory	196.7	104.4	139.2	61.4	(0.1)	—	501.6
Net decrease (increase) in working capital and other(1)	(334.9)	890.7	57.0	28.7	83.9	413.3	1,138.7
Expenditures relating to restructuring and other unusual charges	(48.3)	(297.8)	(34.1)	(47.7)	(4.0)	(85.6)	(517.5)
(Decrease in) proceeds under sale of accounts receivable program	(17.4)	(89.2)	(4.0)	—	—	54.2	(56.4)
Interest expense, net	—	—	—	—	—	(959.7)	(959.7)
Income tax expense	—	—	—	—	—	(208.1)	(208.1)

Cash flow from operating activities from continuing operations	1,900.5	1,816.4	2,318.5	760.0	335.7	(1,717.6)	5,413.5
Capital expenditures	(820.4)	(451.9)	(273.1)	(78.7)	(31.7)	(23.0)	(1,678.8)
Dividends paid	—	—	—	—	—	(100.3)	(100.3)
Sale of accounts receivable program elimination	17.4	89.2	4.0	—	—	(54.2)	56.4
Construction of Tyco Global Network	—	(1,146.0)	—	—	—	—	(1,146.0)

Free Cash Flow	$1,097.5	$307.7	$2,049.4	$681.3	304.0	$(1,895.1)	$2,544.8

(1)
These amounts exclude cash paid out for restructuring and other charges.

        The net change in total working capital, net of the effects of acquisitions and divestitures, was a decrease of $366.2 million in fiscal 2002, including cash paid out for restructuring and other charges of $517.5 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. The significant changes in working capital included a $1,071.5 million decrease in accounts receivable due primarily to the collection on contracts within Tyco Telecommunications and, to a lesser extent, an overall decrease within the electronics segment as a result of lower sales. In addition, accounts payable decreased $833.8 million primarily as a result of a decrease within Tyco Telecommunications due to the general downturn in the industry, as well as, an overall decrease across all of our business segments due to lower purchasing volume as a result of the decline in sales, and the effect of vendors demanding earlier payments as a result of liquidity concerns. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

        During fiscal 2002, we decreased our participation in our sale of accounts receivable program by $56.4 million.

        During fiscal 2002, 2001 and 2000 we paid out $624.1 million, $878.7 million and $544.2 million, respectively, in cash that was charged against reserves established in connection with acquisitions accounted for under the purchase accounting method. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" in the Consolidated Statements of Cash Flows.

        Reserves for restructuring and other items are taken as a charge against current earnings at the time the reserves are established. Amounts expended for restructuring and other costs are charged against the reserves as they are paid out. If the amount of the reserves proves to be greater than the costs actually incurred, any excess is credited against restructuring and other charges in the Consolidated Statement of Operations in the period in which that determination is made.

        During fiscal 2002, we recorded net restructuring and other charges of $1,874.7 million, of which charges of $635.4 million are included in cost of sales and a charge of $115.0 million is included in selling, general and administrative expenses, related primarily to the write-down of inventory and the closure of facilities within the Electronics segment. At September 30, 2001, there existed reserves for restructuring and other charges of $340.2 million. During fiscal 2002, we paid out $517.5 million in cash and incurred $212.6 million in non-cash charges. At September 30, 2002, there remained $1,484.8 million of reserves for restructuring and other charges on our Consolidated Balance Sheet, of which $55.0 million is included in accounts receivable, $60.0 million is included in long-term accounts receivable, $1,110.2 million is included in accrued expenses and other current liabilities, and $259.6 million is included in other long-term liabilities.

        In April 2002, we terminated our previously announced plan to separate into four independent, publicly traded companies. In addition, we announced that we planned to divest of Tyco Capital through an initial public offering ("IPO") of all of the outstanding shares of CIT Group Inc., which was completed on July 8, 2002.

        During fiscal 2002, we purchased businesses for $3,750.5 million and customer contracts for electronic security services for $1,139.3 million. The aggregate cost of $4,889.8 million consists of $2,823.1 million paid in cash, net of $158.0 million of cash acquired, $1,918.8 million paid in the form of Tyco common shares, and assumed stock options and pre-existing put option rights with a fair value of $147.9 million ($102.6 million of put option rights have been paid in cash). Also during fiscal 2002, we completed our amalgamation with TyCom, and TyCom shares not already owned by Tyco were converted into approximately 17.7 million Tyco common shares valued at $819.9 million. Fair value of debt of acquired companies aggregated $799.1 million.

        At the beginning of fiscal 2002, purchase accounting reserves were $702.1 million as a result of purchase accounting transactions made in prior years. In connection with fiscal 2002 acquisitions, we established purchase accounting reserves of $194.6 million for transaction and integration costs. In addition, purchase accounting liabilities of $339.4 million and a corresponding increase to goodwill and deferred tax assets were recorded during fiscal 2002 relating to fiscal 2001 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of LPS, Microser S.L., DAAG, Edison and SecurityLink, all acquired during fiscal 2001. Also, during fiscal 2002, we reclassified $32.7 million of fair value adjustments related to the write-down of assets for prior year acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. During fiscal 2002, we paid out $474.8 million in cash for purchase accounting liabilities related to current and prior years' acquisitions and incurred $0.2 million in non-cash charges. In addition, we paid out $149.3 million relating to holdback/earn-out liabilities primarily related to certain prior period acquisitions (including $2.3 million relating to earn-out liabilities) against the reserves established during and prior to fiscal 2002. In addition, during fiscal 2002, we assumed pre-existing put option rights of $105.9 million, of which $102.6 million has been paid in cash. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquired company's net assets or purchase paid over time. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in fiscal 2002, we determined that $189.4 million of purchase accounting reserves related to acquisitions prior to fiscal 2002 were not needed and reversed that amount against goodwill. At September 30, 2002, there remained $539.0 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $324.1 million is included in accrued expenses and other current liabilities and $214.9 million is included in other long-term liabilities. In addition, $268.2 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $124.5 million are included in accrued expenses and other current liabilities and $143.7 million are included in other long-term liabilities.

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

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security Services segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million.

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

        The following details the fiscal 2002 capital expenditures, net, and depreciation by segment ($ in millions):

	Capital Expenditures, net		Depreciation
Fire and Security Services	$820.4		$569.0
Electronics	1,597.9	(1)	479.3
Healthcare	273.1		240.6
Engineered Products and Services	78.7		123.4
Plastics and Adhesives	31.7		39.5
Corporate	23.0		12.3

	$2,824.8	(2)	$1,464.1

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

        The provision for income taxes relating to continuing operations in the Consolidated Statement of Operations for fiscal 2002 was $208.1 million, and the amount of income taxes paid (net of refunds) during the year was $368.1 million. The difference is due to timing differences, as well as the tax benefits related to the exercise of share options. The current income tax liability at September 30, 2002 was $2,219.1 million, as compared to $1,845.2 million at September 30, 2001.

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

Capitalization

        Shareholders' equity was $24,081.3 million, or $12.07 per share, at September 30, 2002, compared to $31,120.6 million, or $16.08 per share, at September 30, 2001. The decrease in shareholders' equity was due primarily to a net loss of $9,219.8 million and the repurchase of our common shares discussed above. This decrease was partially offset by the following: (i) the issuance of approximately 47.8 million common shares valued at $1,918.8 million for the acquisition of Sensormatic, (ii) the conversion of TyCom shares not already owned by Tyco into 17.7 million Tyco common shares valued at $819.9 million in connection with the amalgamation with TyCom, (iii) the issuance of 44,139 common shares valued at $2.3 million related to an earn-out payment, and (iv) $42.0 million for the fair value of options assumed.

        Tangible shareholders' deficit was $7,745.0 million at September 30, 2002 and tangible shareholders' equity was $2,922.8 million at September 30, 2001. Goodwill and other intangible assets were $31,826.3 million at September 30, 2002, compared to $28,197.8 million at September 30, 2001. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

        Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 50% at September 30, 2002 and 41% at September 30, 2001. Some of our debt agreements, including our bank credit agreements, contain covenants that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had $6.2 billion of cash and cash equivalents as of September 30, 2002. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 43% at September 30, 2002 and 39% at September 30, 2001.

        The source of the cash used for acquisitions in fiscal 2002 was primarily proceeds from the issuance of debt. At September 30, 2002, total debt was $24,205.8 million, as compared to total debt relating to continuing operations of $21,619.0 million at September 30, 2001. This increase resulted principally from net proceeds of approximately $1,726.6 million from the sale of notes under TIG's European Medium Term Note Programme and $1,487.8 million from the sale of notes due 2011. For a full discussion of debt activity, see Note 18 to the Consolidated Financial Statements. Our cash balance increased to $6,185.7 million at September 30, 2002, as compared to cash relating to continuing operations of $1,780.1 million at September 30, 2001.

        The following summarizes Tyco's change in net debt for fiscal 2002 ($ in millions):

Total debt at September 30, 2001		$21,619.0
Less: cash and cash equivalents at September 30, 2001		(1,780.1)

Net debt balance at September 30, 2001		19,838.9
Less the following:
Operating cash flow from continuing operations	5,413.5
Purchase of property, plant and equipment	(1,678.8)
Dividends	(100.3)
Sales of accounts receivable program elimination	56.4
Construction in progress—TGN	(1,146.0)

Free cash flow	2,544.8
Acquisition of businesses, net of cash acquired	(1,683.8)
Cash paid for purchase accounting and holdback/earn-out liabilities	(624.1)
Net proceeds from the sale of CIT	4,395.4
Proceeds from the sale of businesses	138.7
Proceeds from exercise of options	185.7
Repurchase of common shares	(789.2)
Debt of acquired companies	(799.1)
Net cash payments to Tyco Capital	(200.0)
Restricted cash	(196.2)
Other items	(1,153.4)

		1,818.8

Net debt balance at September 30, 2002		18,020.1
Plus: cash and cash equivalents at September 30, 2002		6,185.7

Total debt at September 30, 2002		$24,205.8

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

        In November 2001, TIG sold €500.0 million 4.375% notes due 2005, €685.0 million 5.5% notes due 2009, £200.0 million 6.5% notes due 2012 and £285.0 million 6.5% notes due 2032, utilizing capacity available under TIG's European Medium Term Note Programme established in September 2001. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of all four tranches were the equivalent of $1,726.6 million and were used to repay borrowings under TIG's commercial paper program.

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

	At September 30, 2001		At March 31, 2002		At September 30, 2002
	Short Term	Long Term	Short Term	Long Term	Short Term	Long Term
Moody's	P2	Baa1	P2	Baa1	Not prime	Ba2
Standard & Poor's	A1	A	A3	BBB	A3	BBB-
Fitch	F1	A	F2	A-	B	BB

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

        As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in June 2002, TIG was required to pay $256.7 million to repurchase its ¥30 billion 3.5% notes due 2030 in July 2002. In addition, the rating of below investment grade status caused the interest rate on our $400 million 7.2% notes due 2008 to increase to 8.2%, until such time that the rating by Moody's returns to investment grade. The downgrade also gave the investors in two of our accounts receivable programs the option to discontinue reinvestment in new receivables and terminate the programs. The investors did not exercise this option and one program was subsequently amended to continue reinvestment. The amount outstanding under the other program was $132.4 million at September 30, 2002.

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

	FY 2002	FY 2003					FY 2004
Fiscal Quarter
	Q4 Act.	Q1 Est.	Q2 Est.		Q3 Est.	Q4 Est.	Q1 Est.
	(restated)
Beginning cash balance	$2,794	$6,186	$5,993		$607	$447	$91
Free cash flow(1)	1,282	150	700		900	1,000	150
Acquisitions, including purchase accounting spending	(373)	(300)	(275)		(275)	(275)	(250)
CIT divestiture	4,395	—	—		—	—	—
Other divestiture proceeds	99	—	—		—	—	—
Other	(148)	—	—		—	—	—
Net debt repayments	(1,863)	(43)	(5,811	)(2)	(785)	(1,081)	(3,640	)(3)

Ending cash balance	$6,186 (4)	$5,993	$607		$447	$91	$(3,649)

(1)
Fiscal 2002 free cash flow was $2.5 billion. Fiscal 2003 free cash flow is estimated to be in a range of $2.5 billion to $3.0 billion. Free cash flow for the first quarter of fiscal 2004 is estimated to be in a range of break-even to $300 million.

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

  •
  if the closing sale price of Tyco common shares for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender is more than 110% of the accreted conversion price per common share of the relevant debentures on that preceding trading day;

  •
  if the Company has called the relevant debentures for redemption after a certain date; and

  •
  upon the occurrence of specified corporate transactions, such as if Tyco makes a significant distribution to its shareholders or if it is a party to specific consolidations, mergers or binding share exchanges.

        The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at September 30, 2002 as shown in the following table:

	Zero Coupon Convertible Debentures Due 2020	Zero Coupon Convertible Debentures Due 2021
Stock price at September 30, 2002	$14.10	$14.10
Accreted conversion price per common share at September 30, 2002(1)	$73.63	$86.94

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

Commitments and Contingencies

        A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations are as follows ($ in millions):

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter
Long-term debt(1)	$7,719.0	$3,680.6	$1,755.9	$3,744.2	$602.3	$6,703.8
Operating leases	808.4	685.1	511.5	397.9	258.1	1,087.5

Total contractual cash obligations	$8,527.4	$4,365.7	$2,267.4	$4,142.1	$860.4	$7,791.3

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

        As a result of actions taken by our former senior management, Tyco and certain members of our former senior management are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, a number of derivative actions and several ERISA claims. We may be obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters. In addition, our insurance carrier may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matteres. See "Business—Risk Factors" and "Legal Proceedings" in our Form 10-K filed on December 30, 2002.

        We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. See "Business—Risk Factors."

        Like many other companies, Tyco and some of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, we have observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in our Healthcare division and our Engineered Products and Services division. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. Some of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2002, there were approximately 11,000 asbestos liability cases pending against us and our subsidiaries.

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

Backlog

        At September 30, 2002, we had a backlog of unfilled orders of $11,015.5 million, compared to a backlog of $11,084.6 million at September 30, 2001. We expect that approximately 76% of our backlog at September 30, 2002 will be filled during fiscal 2003. Backlog by reportable industry segment is as follows ($ in millions):

	September 30,
	2002	2001
	(restated)
Fire and Security Services	$6,691.5	$6,163.4
Engineered Products and Services	1,873.4	2,023.0
Electronics	2,076.5	2,719.9
Healthcare	239.7	85.5
Plastics and Adhesives	134.4	92.8

	$11,015.5	$11,084.6

        Backlog for Fire and Security Services includes recurring "revenue in force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of recurring revenue in force at September 30, 2002 and 2001 is $3,483.9 million and $3,099.6 million, respectively. Within the Fire and Security Services segment, backlog increased primarily due to an increase in recurring revenue in force as a result of growth in certain geographies in the ADT dealer program, offset in part by the curtailment, and in certain end-markets, the termination of the ADT dealer program. Backlog also increased due to an increase at our U.K. Fire Protection business and the acquisition of Sensormatic, which resulted in an addition of approximately $57 million to backlog. Fiscal 2002 and 2001 backlog decreased slightly as a result of excluding backlog related to other Tyco businesses.

        Backlog for Engineered Products and Services decreased slightly due to contract cancellations in the non-residential, long-term construction market, partially offset by the impact of acquisitions. Fiscal 2001 backlog for this segment has been increased by $175.1 million as a result of certain long-term contracts not previously reported offset by an adjustment to reflect net revenues instead of gross revenues at Tyco Infrastructure Services. Of the $643.4 million decrease within the Electronics segment, backlog decreased approximately $500 million as there were no new contracts for undersea cable communication systems signed in fiscal 2002 as a result of the downturn in the telecommunications industry. Backlog also decreased in the electronics components group due to the cancellation and/or delay of orders by customers primarily in end-markets including the communications, computer and consumer electronics industries. Backlog in the Healthcare segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare segment to be a significant indicator of the level of future sales activity.

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

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value
Total debt:
Fixed rate (US$)	3,283.5	3,639.0	1,227.0	1,725.1	1.1	5,206.0	15,081.7	13,410.3
Average interest rate	3.2%	1.6%	6.4%	6.0%	9.4%	6.5%
Fixed rate (Euro)	14.0	9.4	494.6	6.4	584.7	668.6	1,777.7	1,422.4
Average interest rate	2.1%	1.1%	4.3%	0.9%	6.0%	5.3%
Fixed rate (Yen)	25.8	3.4	0.4	0.4	0.4	49.4	79.8	79.8
Average interest rate	2.3%	2.5%	1.4%	1.4%	1.4%	5.0%
Fixed rate (British Pound)	0.5	6.4	20.0	0.2	0.2	732.7	760.0	560.1
Average interest rate	0.3%	4.8%	4.4%	5.0%	5.0%	6.4%
Fixed rate (Other)	5.9	3.0	0.8	0.6	0.3	3.7	14.3	14.3
Average interest rate	2.7%	8.4%	2.6%	1.5%	2.9%	2.9%
Variable rate (US$)	4,351.5	1.3	1.8	2,000.2	0.2	15.6	6,370.6	6,326.0
Average interest rate(1)	4.7%	5.5%	5.1%	4.9%	10.9%	1.5%
Variable rate (Euro)	18.4	14.5	11.2	11.2	15.4	21.1	91.8	91.8
Average interest rate(1)	3.5%	4.0%	4.2%	4.4%	4.4%	4.5%
Variable rate (Other)	19.4	3.6	0.1	0.1	—	6.7	29.9	29.9
Average interest rate(1)	5.3%	4.0%	8.3%	6.5%		0.2%
Interest rate swap:
Fixed to variable (British Pound)	—	—	—	—	—	198.0	198.0	2.5
Average pay rate(1)						3.4%
Average receive rate						6.5%

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2002 per the terms of the contracts of the related financial instruments.

Exchange Rate Sensitivity

        The table below provides information about our financial instruments that are sensitive to foreign currency exchange rates. These instruments include debt obligations and forward and option foreign currency exchange contracts. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For forward and option foreign currency exchange contracts, the table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. dollars, unless noted ($ in millions).

Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (Euro)	14.0	9.4	494.6	6.4	584.7	668.6	1,777.7	1,422.4
Average interest rate	2.1%	1.1%	4.3%	0.9%	6.0%	5.3%
Fixed rate (Yen)	25.8	3.4	0.4	0.4	0.4	49.4	79.8	79.8
Average interest rate	2.3%	2.5%	1.4%	1.4%	1.4%	5.0%
Fixed rate (British Pound)	0.5	6.4	20.0	0.2	0.2	732.7	760.0	560.1
Average interest rate	0.3%	4.8%	4.4%	5.0%	5.0%	6.4%
Fixed rate (Other)	5.9	3.0	0.8	0.6	0.3	3.7	14.3	14.3
Average interest rate	2.7%	8.4%	2.6%	1.5%	2.9%	2.9%
Variable rate (Euro)	18.4	14.5	11.2	11.2	15.4	21.1	91.8	91.8
Average interest rate(1)	3.5%	4.0%	4.2%	4.4%	4.4%	4.5%
Variable rate (Other)	19.4	3.6	0.1	0.1	—	6.7	29.9	29.9
Average interest rate(1)	5.3%	4.0%	8.3%	6.5%	0.2%
Forward contracts:
Pay US$/Receive Australian Dollar	14.5	—	—	—	—	—	14.5	0.1
Average contractual exchange rate	0.54
Receive US$/Pay British Pound	72.5	—	—	—	—	—	72.5	(14.7)
Average contractual exchange rate	1.48
Receive US$/Pay Euro	126.8	—	—	—	—	—	126.8	35.8
Average contractual exchange rate	0.94
Pay US$/Receive Yen	109.9	—	—	—	—	—	109.9	12.5
Average contractual exchange rate (Yen/US$)	125.6	7
Pay US$/Receive Singapore Dollar	127.7	—	—	—	—	—	127.7	0.6
Average contractual exchange rate	0.56
Receive US$/Pay Columbian Peso	2.0	—	—	—	—	—	2.0	—
Average contractual exchange rate	2,467.0
Receive Euro/Pay British Pound (in Euro)	34.4	—	—	—	—	—	34.4	—
Average contractual exchange rate	1.59
Receive Euro/Pay Swedish Krona (in Euro)	19.6	—	—	—	—	—	19.6	—
Average contractual exchange rate	9.20
Receive Euro/Pay Polish Zloty (in Euro)	11.5	—	—	—	—	—	11.5	—
Average contractual exchange rate	4.16
Receive Canadian Dollar/Pay Euro (in CAD)	13.0	—	—	—	—	—	13.0	(0.5)
Average contractual exchange rate	1.54
Foreign currency options:
Receive Canadian Dollar / Pay Euro (in CAD)	8.6	—	—	—	—	—	8.6	8.6
Average contractual exchange rate	1.49
Receive British Pound / Pay Euro (in GBP)	14.4	—	—	—	—	—	14.4	14.4
Average contractual exchange rate	0.61
Receive US$, Pay Euro	144.0	—	—	—	—	—	144.0	144.0
Average contractual exchange rate	0.94

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

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value
Forward contracts:
Copper
Contract amount (US$)	4.9	—	—	—	—	—	4.9	(0.9)
Contract quantity (in 000 metric tons)	2.7	—	—	—	—	—	2.7
Silver
Contract amount (US$)	0.5	—	—	—	—	—	0.5	—
Contract quantity (in 000 ounces)	120.0	—	—	—	—	—	120.0
Zinc
Contract amount (US$)	1.4	—	—	—	—	—	1.4	(0.3)
Contract quantity (in 000 metric tons)	1.4	—	—	—	—	—	1.4

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

  •
  overall economic and business conditions;

  •
  the demand for Tyco's goods and services;

  •
  competitive factors in the industries in which Tyco competes;

  •
  changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

  •
  results and consequences of Tyco's internal investigation and governmental investigations concerning the Company's governance, management internal controls and operations;

  •
  the outcome of litigation and governmental proceedings as a result of actions taken by our former management;

  •
  the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

  •
  interest rate fluctuations and other changes in borrowing costs;

  •
  other capital market conditions, including foreign currency rate fluctuations;

  •
  economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

  •
  the ability to achieve anticipated synergies and other cost savings in connection with acquisitions;

  •
  the timing, impact and other uncertainties of future acquisitions;

  •
  potential further impairment of our goodwill;

  •
  the impact of fluctuations in the share price of Tyco common shares;

  •
  changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco's disposable medical products and other specialty products, and regarding Tyco's ability to operate and set prices with respect to its undersea cable communications systems;

  •
  impact of recent management changes;

  •
  the possible effects on Tyco of pending legislation in the U.S., if enacted, that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or that may deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

  •
  the potential continuing disruption to our business and related distraction costs associated with negative publicity and recent announcements.

TYCO INTERNATIONAL LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (RESTATED)

(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Disposals, and Other	Deductions	Balance at End of Year
Allowances for Doubtful Accounts:
Fiscal Year Ended September 30, 2000	$329.8	$226.1	$29.5	$(143.3)	$442.1
Fiscal Year Ended September 30, 2001	442.1	199.3	93.4	(181.7)	553.1
Fiscal Year Ended September 30, 2002	553.1	329.9	103.9	(348.9)	638.0

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INTRODUCTORY NOTE
Recent Developments
TABLE OF CONTENTS
PART I
  Item 1. Business
PART II
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
PART III
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (RESTATED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED) (in millions)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) For the Year Ended September 30, 2002 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) For the Year Ended September 30, 2001 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) For the Year Ended September 30, 2000 ($ in millions)
CONSOLIDATING BALANCE SHEET (RESTATED) September 30, 2002 ($ in millions)
CONSOLIDATING BALANCE SHEET (RESTATED) September 30, 2001 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2002 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2001 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) For the Year Ended September 30, 2000 ($ in millions)
Liquidity and Capital Resources
Quantitative and Qualitative Disclosures About Market Risk
Accounting and Technical Pronouncements
Forward-Looking Information
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (RESTATED) (in millions)