Form 10-Q/A
period 2002-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2003-07-29
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)

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

INTRODUCTORY NOTE

Form 10-Q/A for the Quarterly Period ended December 31, 2002

        This Amendment on Form 10-Q/A is being filed to restate certain amounts (see "Restatement" within Note 1 for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly period ended December 31, 2002, in connection with a review of our financial statements and related disclosures by the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "SEC"). This filing should be read in conjunction with the Company's Amendment No. 2 on Form 10-K/A for the fiscal year ended September 30, 2002.

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

        In addition, the Company updated its "Risk Factors" within Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on February 14, 2003.

The items amended are as follows:

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$7,158.2	$6,910.3
Service revenue	1,769.2	1,600.2

Net revenues	8,927.4	8,510.5
Cost of product sales (Note 1)	4,793.3	4,398.8
Cost of services	938.7	805.6
Selling, general and administrative expenses (Note 1)	2,148.6	1,827.6
Restructuring and other (credits) charges	(3.5)	19.9
Charges for the impairment of long-lived assets	—	0.5

Operating income	1,050.3	1,458.1
Interest income	25.8	19.6
Interest expense	(289.0)	(208.8)
Other income (expense)	1.4	(4.3)

Income from continuing operations before income taxes and minority interest	788.5	1,264.6
Income taxes	(221.9)	(227.4)
Minority interest	(0.7)	1.5

Income from continuing operations	565.9	1,038.7
Income from discontinued operations of Tyco Capital, net of tax of $0 and $122.4 million, respectively	20.0	264.7

Net income	$585.9	$1,303.4

Basic earnings per common share:
Income from continuing operations	$0.28	$0.53
Income from discontinued operations of Tyco Capital, net of tax	0.01	0.13
Net income per common share	0.29	0.66
Diluted earnings per common share:
Income from continuing operations	$0.28	$0.52
Income from discontinued operations of Tyco Capital, net of tax	0.01	0.13
Net income per common share	0.29	0.65
Weighted-average number of common shares outstanding:
Basic	1,994.6	1,974.6
Diluted	2,000.4	1,999.7

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	December 31, 2002	September 30, 2002
	(restated)
Assets
Current Assets:
Cash and cash equivalents	$5,730.7	$6,185.7
Restricted cash	468.9	196.2
Accounts receivables, less allowance for doubtful accounts ($677.4 at December 31, 2002 and $638.0 at September 30, 2002)	5,952.2	5,831.9
Inventories	4,772.0	4,607.9
Deferred income taxes	1,191.9	1,356.0
Other current assets	1,652.1	1,461.7

Total current assets	19,767.8	19,639.4
Tyco Global Network, Net	684.8	581.6
Property, Plant and Equipment, Net	9,955.3	9,861.0
Goodwill	26,118.2	26,020.5
Intangible Assets, Net	5,889.7	5,805.8
Other Assets	3,434.3	3,549.2

Total Assets	$65,850.1	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$11,215.4	$7,719.0
Accounts payable	2,802.5	3,173.8
Accrued expenses and other current liabilities	4,979.5	5,296.5
Contracts in process — billings in excess of cost	541.3	523.6
Deferred revenue	724.6	758.5
Income taxes payable	2,294.0	2,219.1

Total current liabilities	22,557.3	19,690.5
Long-Term Debt (Note 10)	13,000.8	16,486.8
Other Long-Term Liabilities	5,130.4	5,156.1

Total Liabilities	40,688.5	41,333.4

Commitments and Contingencies (Note 11)
Minority Interest	42.1	42.8
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, one share outstanding at December 31, 2002 and September 30, 2002	—	—
Common shares, $0.20 par value, 2,500,000,000 shares authorized; 1,995,881,526 and 1,995,699,758 shares outstanding, net of 22,313,768 and 22,522,250 shares owned by subsidiaries at December 31, 2002 and September 30, 2002, respectively	399.2	399.1
Capital excess:
Share premium	8,148.7	8,146.9
Contributed surplus, net of deferred compensation of $48.4 at December 31, 2002 and $51.2 at September 30, 2002	15,070.9	15,042.7
Accumulated earnings	2,642.2	2,081.2
Accumulated other comprehensive loss	(1,141.5)	(1,588.6)

Total Shareholders' Equity	25,119.5	24,081.3

Total Liabilities and Shareholders' Equity	$65,850.1	$65,457.5

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Cash Flows From Operating Activities:
Income from continuing operations	$565.9	$1,038.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash restructuring and other charges	—	5.8
Charges for the impairment of long-lived assets	—	0.5
Minority interest in net loss (income) of consolidated subsidiaries	0.7	(1.5)
Depreciation	360.4	359.1
Intangible assets amortization	168.9	133.9
Deferred income taxes	252.6	(99.1)
Debt and refinancing cost amortization	29.2	39.2
Other non-cash items	5.1	5.9
Changes in assets and liabilities, net of the effects of acquisitions and divestiture:
Accounts receivable	111.5	529.5
Decrease in sale of accounts receivable programs	(80.4)	—
Contracts in progress	(19.8)	(159.4)
Inventories	(107.9)	(230.0)
Other current assets	40.4	(157.8)
Accounts payable	(473.5)	(181.6)
Accrued expenses and other current liabilities	(184.9)	(474.3)
Income taxes	82.6	29.2
Deferred revenue	(52.0)	(62.1)
Other	77.5	93.7

Net cash provided by operating activities from continuing operations	776.3	869.7
Net cash provided by operating activities from discontinued operations	—	234.3

Net cash provided by operating activities	776.3	1,104.0

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(304.8)	(565.7)
Construction in progress — Tyco Global Network	(86.5)	(561.7)
Acquisition of businesses, net of cash acquired	(2.9)	(689.1)
Acquisition of customer accounts (ADT dealer program)	(194.6)	(297.5)
Cash paid for purchase accounting and holdback/earn-out liabilities	(111.8)	(218.7)
Disposal of business	3.6	—
Cash invested in short-term investments	(159.8)	—
Net sale (purchases) of long-term investments	42.2	(29.1)
Increase in restricted cash	(296.6)	—
Other	59.2	(230.2)

Net cash used in investing activities from continuing operations	(1,052.0)	(2,592.0)
Net cash provided by investing activities from discontinued operations	—	1,524.1

Net cash used in investing activities	(1,052.0)	(1,067.9)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(153.9)	2,728.3
Proceeds from exercise of options	1.9	134.7
Dividends paid	(25.2)	(24.4)
Repurchase of Tyco common shares	—	(599.0)
Capital contribution to Tyco Capital	—	(200.0)
Other	(2.1)	(0.1)

Net cash (used in) provided by financing activities from continuing operations	(179.3)	2,039.5
Net cash used in financing activities from discontinued operations	—	(1,495.6)

Net cash (used in) provided by financing activities	(179.3)	543.9

Net (decrease) increase in cash and cash equivalents	(455.0)	580.0
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	(493.6)
Cash and cash equivalents at beginning of period	6,185.7	1,780.1

Cash and cash equivalents at end of period	$5,730.7	$1,866.5

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Restatement

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (hereinafter "we," the "Company" or "Tyco").

        The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by Generally Accepted Accounting Principles in the United States. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as amended.

        The Consolidated Financial Statements have not been examined by independent accountants in accordance with Generally Accepted Auditing Standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. All references in this Form 10-Q/A to "$" are to U.S. dollars.

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

Method of Amortizing Contracts and Related Customer Relationships

        As described elsewhere in Note 1 to the financial statements appearing in the Company's Form 10-K/A for the year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), which is amortized over the period of the economic benefit expected to be obtained from the customer relationship. Effective January 1, 2003, and as disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for the amortization of the costs of these purchased contracts from the straight-line method to an accelerated method. In addition, the Company revised its estimate of the life of the customer account pool over which the costs of purchased contracts would be amortized from ten years to twelve years. The change in method of accounting was viewed as inseparable from the change in estimated life, and therefore, the pre-tax cumulative effect of this charge of $315.5 million was recorded as an increase in amortization expense effective January 1, 2003. The restatement reverses this previously recorded charge and reflects the accelerated amortization method for all historical periods.

Amounts Reimbursed from ADT Dealers

        As described elsewhere in Note 1 to the financial statements appearing in the Company's Form 10-K/A for the year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Dealers pay the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reverses the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate, and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also records the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002 and reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. The restatement also includes an adjustment to change the classification of a $20.0 million restitution payment from Other income (expense) in continuing operations to Income from discontinued operations of Tyco Capital in the Statement of Operations for the quarter ended December 31, 2002.

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

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with two members of former senior management, which were funded through split dollar life insurance policies. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to one of the officers upon his termination in fiscal 2002. As part of the restatement the Company has accrued $47.9 million and $46.6 million on our consolidated balance sheets as of December 31, 2002 and September 30, 2002, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to the terminated executive, as it is now recorded in fiscal years 2001 and 2000.

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

        The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions, except per share data). The amounts previously reported are derived from the original Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

	For the Quarter Ended December 31, 2002		For the Quarter Ended December 31, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$7,170.2	$7,158.2	$6,977.6	$6,910.3
Service revenue	1,769.2	1,769.2	1,601.1	1,600.2

Net revenues	8,939.4	8,927.4	8,578.7	8,510.5
Cost of product sales	4,791.5	4,793.3	4,428.8	4,398.8
Cost of services	938.7	938.7	805.6	805.6
Selling, general and administrative expenses	2,088.6	2,148.6	1,965.3	1,827.6
Restructuring and other charges (credits)	(3.5)	(3.5)	19.9	19.9
Charges for impairment of long-lived assets	—	—	—	0.5

Operating income	1,124.1	1,050.3	1,359.1	1,458.1
Interest income	25.8	25.8	19.6	19.6
Interest expense	(289.0)	(289.0)	(208.8)	(208.8)
Other income (expense), net	21.4	1.4	(4.3)	(4.3)
Sale of common shares of a subsidiary	—	—	(39.6)	—

Income before taxes and minority interest	882.3	788.5	1,126.0	1,264.6
Income taxes	(247.1)	(221.9)	(192.8)	(227.4)
Minority interest	(0.7)	(0.7)	1.5	1.5

Income from continuing operations	634.5	565.9	934.7	1,038.7
Income from discontinued operations, net of tax	—	20.0	264.7	264.7

Net income	$634.5	$585.9	$1,199.4	$1,303.4

Basic net income per common share	$0.32	$0.29	$0.61	$0.66
Diluted net income per common share	0.32	0.29	0.60	0.65

	December 31, 2002		September 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Balance Sheets:
Current Assets:
Cash and cash equivalents	$5,732.0	$5,730.7	$6,186.8	$6,185.7
Restricted cash	468.9	468.9	196.2	196.2
Accounts receivables	5,983.8	5,952.2	5,848.6	5,831.9
Inventories	4,880.2	4,772.0	4,716.0	4,607.9
Other current assets	2,768.6	2,844.0	2,802.2	2,817.7

Total current assets	19,833.5	19,767.8	19,749.8	19,639.4
Tyco Global Network, Net	684.8	684.8	581.6	581.6
Property, Plant and Equipment, Net	10,072.6	9,955.3	9,969.5	9,861.0
Goodwill	26,191.0	26,118.2	26,093.2	26,020.5
Intangible Assets, Net	6,701.6	5,889.7	6,562.6	5,805.8
Other Assets	3,351.9	3,434.3	3,457.7	3,549.2

Total Assets	$66,835.4	$65,850.1	$66,414.4	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$11,215.4	$11,215.4	$7,719.0	$7,719.0
Accounts payable	2,798.6	2,802.5	3,170.0	3,173.8
Accrued expenses and other current liabilities	4,946.1	4,979.5	5,270.8	5,296.5
Contracts in process — billing in excess of cost	540.2	541.3	522.1	523.6
Deferred revenue	697.2	724.6	731.3	758.5
Income taxes payable	2,293.8	2,294.0	2,218.9	2,219.1

Total current liabilities	22,491.3	22,557.3	19,632.1	19,690.5
Long-Term Debt	13,000.8	13,000.8	16,486.8	16,486.8
Other Long-Term Liabilities	5,409.8	5,130.4	5,462.1	5,156.1

Total Liabilities	40,901.9	40,688.5	41,581.0	41,333.4

Minority Interest	42.1	42.1	42.8	42.8
Shareholders' Equity:
Common Shares	399.2	399.2	399.1	399.1
Capital in excess:
Share premium	8,148.7	8,148.7	8,146.9	8,146.9
Contributed Surplus	15,070.9	15,070.9	15,042.7	15,042.7
Accumulated earnings	3,403.7	2,642.2	2,794.1	2,081.2
Accumulated other comprehensive loss	(1,131.1)	(1,141.5)	(1,592.2)	(1,588.6)

Total Shareholders' Equity	25,891.4	25,119.5	24,790.6	24,081.3

Total Liabilities and Shareholders' Equity	$66,835.4	$65,850.1	$66,414.4	$65,457.5

	For the Quarter Ended December 31, 2002		For the Quarter Ended December 31, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Income from Continuing Operations	$634.5	$565.9	$934.7	$1,038.7
Net cash provided by operating activities	827.8	776.3	1,173.4	1,104.0
Purchase of property, plant and equipment	(314.1)	(304.8)	(569.4)	(565.7)
Construction in progress — Tyco Global Network	(86.5)	(86.5)	(561.7)	(561.7)
Acquisition of businesses, net of cash acquired	(2.9)	(2.9)	(689.1)	(689.1)
Acquisition of customer accounts (ADT dealer program)	(236.6)	(194.6)	(363.2)	(297.5)
Other investing activities	(463.2)	(463.2)	1,046.1	1,046.1

Net cash used in investing activities	(1,103.3)	(1,052.0)	(1,137.3)	(1,067.9)
Net cash (used in) provided by financing activities	(179.3)	(179.3)	543.9	543.9
Net (decrease) increase in cash and cash equivalents	(454.8)	(455.0)	580.0	580.0
Tyco capital's cash and cash equivalents transferred to discontinued operations	—	—	(493.6)	(493.6)
Cash and Cash equivalents at beginning of period	6,186.8	6,185.7	1,779.2	1,780.1

Cash and Cash equivalents at end of period	$5,732.0	$5,730.7	$1,865.6	$1,866.5

        The following table reflects the impact of the aforementioned adjustments on net revenues ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Net revenues, as previously reported	$8,939.4	$8,578.7
Adjustments:
Capitalized Costs	(0.1)	0.4
Asset Reserve Adjustments	(11.1)	—
Other Accounting Adjustments	(0.8)	(4.7)
TyCom Network Transaction	—	(63.9)

Decrease in net revenues	(12.0)	(68.2)

Net revenues, as restated	$8,927.4	$8,510.5

        The following table reflects the impact of the aforementioned adjustments on operating income and operating margins ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Operating income, as previously reported	$1,124.1	$1,359.1
Adjustments:
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(6.3)	(8.6)
Reconciliation Items	(2.6)	(3.0)
Adjustments to Accrual Balances	(1.1)	(0.4)
Asset Reserve Adjustments	(11.1)	(0.6)
Other Accounting Adjustments	(4.7)	(12.5)
Customer Contract Amortization Method	(27.0)	(23.7)
ADT Dealer Reimbursements	(14.6)	157.0
TyCom Network Transaction	—	(39.4)
Healthcare Divestiture Transaction	—	4.2
Insurance and Compensation Accrual Adjustments	(6.4)	(10.1)

(Decrease) increase in operating income	(73.8)	99.0

Operating income, as restated	$1,050.3	$1,458.1

Operating Margins:
As previously reported	12.6%	15.8%
As restated	11.8	17.1

        The following table reflects the impact of the aforementioned adjustments on income from continuing operations before income taxes and minority interest ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Income from continuing operations before income taxes and minority interest, as previously reported	$882.3	$1,126.0
Adjustments:
Gain on Issuance of TyCom Shares	—	39.6
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(6.3)	(8.6)
Reconciliation Items	(2.6)	(3.0)
Adjustments to Accrual Balances	(1.1)	(0.4)
Asset Reserve Adjustments	(11.1)	(0.6)
Other Accounting Adjustments	(4.7)	(12.5)
Restitution Payment	(20.0)	—
Customer Contract Amortization Method	(27.0)	(23.7)
ADT Dealer Reimbursements	(14.6)	157.0
TyCom Network Transaction	—	(39.4)
Healthcare Divestiture Transaction	—	4.2
Insurance and Compensation Accrual Adjustments	(6.4)	(10.1)

(Decrease) increase	(93.8)	138.6

Income from continuing operations before income taxes and minority interest, as restated	$788.5	$1,264.6

        Short-term Investments—Short-term investments consist of fixed income securities with maturities of greater than three months and less than one year. The Company's short-term investments are restricted as they are currently being used as collateral.

Accounting Pronouncements

        During the quarter ended December 31, 2002, the Company adopted the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). FIN 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information (see Note 15). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance, effective for the quarter ending March 31, 2003. We are currently assessing the impact of the accounting requirements of this new interpretation.

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

2. Acquisitions and Divestitures

        During the first quarter of fiscal 2003, the Company purchased businesses for an aggregate cost of $197.5 million in cash. Of the $197.5 million, $194.6 million was to acquire approximately 215,000 customer contracts for electronic security services through the ADT dealer program. The remaining $2.9 million relates to the acquisition of a business within the Engineered Products and Services segment. During the quarter, the Company paid $68.8 million of cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, the Company paid cash of approximately $43.0 million relating to holdback and earn-out liabilities primarily related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. The cash portions of acquisition costs were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

        The Company purchased all of the voting equity interests in each of the businesses acquired. At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed during fiscal 2003, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2003, Tyco recorded a decrease of $128.5 million in goodwill and an additional $194.5 million in intangible assets during the quarter ended December 31, 2002. The decrease in goodwill includes $131.3 million associated with prior years' acquisitions, primarily Sensormatic Electronics Corporation ("Sensormatic"), acquired in November 2001, as well as fiscal 2001 acquisitions of Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, and Mallinckrodt, Inc. ("Mallinckrodt"), acquired in October 2000. Adjustments for Sensormatic primarily relate to finalization of deferred tax adjustments related to previously recorded purchase accounting liabilities. Adjustments for LPS and Mallinckrodt primarily relate to reductions in purchase accounting liabilities due to actual costs being less than originally estimated. See roll forward of purchase accounting accruals below. The increase in other intangible assets primarily relates to $194.6 million of customer contracts acquired through the ADT dealer program.

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

Accounts receivables	$(0.7)
Inventories	8.7
Prepaid expenses and other current assets	26.5
Property, plant and equipment, net	13.7
Goodwill	(128.5)
Intangible assets	194.5
Other assets	10.3

124.5

Accounts payable	(2.7)
Accrued expenses and other current liabilities	(71.5)
Holdback/earn-out liabilities	3.3
Other long-term liabilities	(2.2)
Fair value of debt assumed	0.1

(73.0)

Cash consideration paid	$197.5

        Purchase accounting liabilities recorded during the first quarter of fiscal 2003 in connection with the fiscal 2003 purchase acquisition were immaterial.

        The following table summarizes the purchase accounting liabilities recorded in connection with fiscal 2002 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	1,453	$39.1	82	$51.8	$3.1	$7.4	$101.4
Additions to fiscal 2002 acquisition reserves	438	13.8	14	2.3	0.3	0.8	17.2
Fiscal 2003 utilization	(276)	(8.6)	(12)	(2.9)	(0.6)	(1.0)	(13.1)
Foreign currency translation adjustment	—	0.5	—	0.7	0.1	0.2	1.5
Reclassifications	—	(0.3)	—	0.1	(1.3)	0.9	(0.6)
Reductions of estimates of fiscal 2002 acquisition reserves	(395)	(1.2)	(8)	(1.0)	—	(1.5)	(3.7)

Balance at December 31, 2002	1,220	$43.3	76	$51.0	$1.6	$6.8	$102.7

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

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	2,196	$129.7	100	$207.5	$28.7	$29.1	$395.0
Fiscal 2003 utilization	(644)	(29.8)	(27)	(14.9)	(4.4)	(3.8)	(52.9)
Foreign currency translation adjustment	—	1.0	—	1.0	0.2	0.6	2.8
Reclassifications	—	1.6	—	(1.4)	1.3	(1.5)	—
Reductions of estimates of fiscal 2001 acquisition reserves	(376)	(25.1)	(17)	(12.9)	(8.9)	(4.8)	(51.7)

Balance at December 31, 2002	1,176	$77.4	56	$179.3	$16.9	$19.6	$293.2

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

	For the Quarter Ended December 31,
	2001(1)
	As Previously Reported	As Restated(2)
	(in millions, except per share data)
Net revenues	$9,029.3	$8,961.1
Income from continuing operations	917.0	1,021.0
Net income	1,181.7	1,285.7
Basic earnings per common share:
Income from continuing operations	0.46	0.51
Net income	0.59	0.64
Diluted earnings per common share:
Income from continuing operations	0.45	0.50
Net income	0.58	0.63

(1)
Income includes restructuring and other charges of $25.7, of which $5.8 is included in cost of sales, and impairment charges of $0.5 million.

(2)
Restated for adjustments discussed in Note 1.

        The pro forma effects of the fiscal 2003 acquisition are immaterial.

3. Consolidated Segment Data

        During the quarter ended December 31, 2002, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. In addition, during the quarter ended March 31, 2003, management began evaluating segment performance based upon operating results inclusive of restructuring, impairments, and certain other charges that had previously been characterized by management as unusual. Previously, such charges had been excluded from management's evaluation of segment performance. Accordingly, operating income by segment has been shown to reflect these changes. Prior year amounts have been conformed accordingly, and as such, include the charges for amounts previously excluded from management's internal reporting. These items are footnoted in the table below.

        Selected information for the Company's five segments is presented in the following table.

	Previously Reported For the Quarter Ended December 31,		As Restated for the Adjustments Described in Note 1 For the Quarter Ended December 31,		As Restated for the Change in Segments and Change in Segment Measurement as Described Above For the Quarter Ended December 31,
	2002	2001	2002	2001	2002		2001
Net Revenues:
Fire and Security Services	$2,759.4	$2,480.3	$2,759.3	$2,480.7	$2,759.3		$2,480.7
Electronics	2,528.3	2,817.3	2,528.3	2,753.4	2,528.3		2,753.4
Healthcare	2,005.4	1,770.4	2,005.4	1,770.4	2,005.4		1,770.4
Engineered Products and Services	1,195.7	1,071.7	1,183.8	1,067.0	1,183.8		1,067.0
Plastics and Adhesives	450.6	439.0	450.6	439.0	450.6		439.0

Net revenues from external customers	$8,939.4	$8,578.7	$8,927.4	$8,510.5	$8,927.4		$8,510.5

Operating income:
Fire and Security Services	$270.8	$409.9	$217.2	$341.4	$217.2		$333.1	(3)
Electronics	290.9	525.7	290.2	485.9	291.9	(1)	485.9
Healthcare	445.4	469.2	445.4	473.4	447.4	(2)	473.4
Engineered Products and Services	137.3	161.7	121.0	147.4	121.0		129.5	(4)
Plastics and Adhesives	44.2	93.6	43.4	93.1	43.4		93.1

	1,188.6	1,660.1	1,117.2	1,541.2	1,120.9		1,515.0
Less: Corporate expenses	(68.2)	(53.3)	(70.6)	(56.9)	(70.6)		(56.9)

Operating income	1,120.4	1,606.8	1,046.6	1,484.3	1,050.3		1,458.1
Less: Net restructuring, impairment and other unusual charges	3.7	(25.7)	3.7	(26.2)	—		—
Charges related to prior years	—	(222.0)	—	—	—		—

Operating income	$1,124.1	$1,359.1	$1,050.3	$1,458.1	$1,050.3		$1,458.1

(1)
Includes restructuring credits of $1.7 million related to a revision of estimates of prior years' restructuring charges.

(2)
Includes restructuring credits of $2.0 million, of which $0.2 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges.

(3)
Includes restructuring and other charges of $7.8 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions. Also includes a charge for the impairment of long-lived assets of $0.5 million.

(4)
Includes restructuring and other charges of $17.9 million, of which $5.8 million is included in cost of sales, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

4. Restructuring and Other (Credits) Charges

        Restructuring and other (credits) charges are as follows ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Fire and Security Services	$—	$7.8
Electronics	(1.7)	—
Healthcare	(2.0)	—
Engineered Products and Services	—	17.9

	(3.7)	25.7
Inventory related amounts charged to cost of sales	0.2	(5.8)

Restructuring and other (credits) charges	$(3.5)	$19.9

2003 Credits

        During the first quarter of fiscal 2003, the Electronics segment recorded restructuring credits of $1.7 million and the Healthcare segment recorded restructuring credits of $2.0 million, of which $0.2 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges.

2002 Charges and Credits

        The disclosures in the Company's fiscal 2002 Annual Report on Form 10-K, as amended, discuss net restructuring and other charges of $1,899.3 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the quarter ended December 31, 2002 ($ in millions):

	Severance		Facilities-Related
Fire and Security Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	1,346	$19.4	103	$12.6	$31.4	$63.4
First quarter fiscal 2003 utilization	(310)	(6.0)	(2)	(1.3)	(4.5)	(11.8)

Balance at December 31, 2002	1,036	$13.4	101	$11.3	$26.9	$51.6

	Severance		Facilities-Related
Electronics Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	4,304	$116.0	17	$154.3	$325.8	$137.2	$733.3
First quarter fiscal 2003 utilization	(1,081)	(26.4)	(7)	(14.6)	(52.8)	(0.3)	(94.1)

Balance at December 31, 2002	3,223	$89.6	10	$139.7	$273.0	$136.9	$639.2

        During fiscal 2003, $10.1 million of supplier contract fees were reclassified out of facilities-related into supplier contract fees. During fiscal 2002, the Electronics segment incurred charges of $608.2 million for inventory write-downs, of which $465.1 million had not been utilized as of September 30, 2002. The $465.1 million is comprised of a lower of cost or market write-down of $131.4 million and a write-down related to inventory to be scrapped of $333.7 million. Of the $333.7 million, $183.0 million of inventory was scrapped during the quarter ended December 31, 2002. We expect the remaining written-off inventory to be scrapped over the next three to six months.

	Severance		Facilities-Related
Healthcare Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	274	$13.8	4	$12.0	$25.8
First quarter fiscal 2003 reversals	(20)	(0.7)	—	(0.9)	(1.6)
First quarter fiscal 2003 utilization	(65)	(2.2)	—	(0.1)	(2.3)

Balance at December 31, 2002	189	$10.9	4	$11.0	$21.9

	Severance		Facilities-Related
Engineered Products and Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	505	$8.0	21	$2.6	$0.8	$11.4
First quarter fiscal 2003 utilization	(156)	(1.9)	(13)	(0.1)	(0.5)	(2.5)

Balance at December 31, 2002	349	$6.1	8	$2.5	$0.3	$8.9

	Severance		Facilities-Related
Plastics and Adhesives Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	274	$4.0	4	$2.9	$6.9
First quarter fiscal 2003 utilization	(212)	(0.9)	—	—	(0.9)

Balance at December 31, 2002	62	$3.1	4	$2.9	$6.0

        In addition to the above segment liabilities, a total of $17.2 million remained on the balance sheet at December 31, 2002 related to 2002 corporate restructuring and other charges. These liabilities primarily relate to severance, a legal settlement and other items associated with the downsizing of the corporate headquarters.

        During the first quarter of fiscal 2002, Tyco recorded restructuring and other charges of $25.7 million, of which $5.8 million has been included in cost of revenue, related primarily to severance associated with the closure of administrative buildings and a sales office within the Fire and Security Services and Engineered Products and Services segments that became redundant due to acquisitions.

        At December 31, 2002, there remained a total of $730.1 million in reserves related to fiscal 2002 restructuring and other charges on the Consolidated Balance Sheet, of which $601.0 million is included in accrued expenses and other current liabilities and $129.1 million is included in other long-term liabilities. The company currently anticipates that the restructuring activities to which the above charges relate will be substantially completed within fiscal 2003, except for certain long-term contractual obligations.

2001 Charges and Credits

        The disclosures in the Company's fiscal 2002 Annual Report on Form 10-K, as amended, discuss net restructuring and other charges of $585.3 million recorded during fiscal 2001 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the quarter ended December 31, 2002 ($ in millions):

	Severance		Facilities-Related
Fire and Security Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	211	$2.3	23	$24.4	$8.4	$35.1
First quarter fiscal 2003 utilization	(13)	(0.2)	(4)	(1.8)	(0.7)	(2.7)

Balance at December 31, 2002	198	$2.1	19	$22.6	$7.7	$32.4

	Severance		Facilities-Related
Electronics Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	258	$9.6	2	$15.5	$7.1	$32.2
First quarter fiscal 2003 reversals	(188)	(1.0)	—	(0.2)	(0.3)	(1.5)
First quarter fiscal 2003 utilization	(19)	(3.7)	—	(2.3)	(0.6)	(6.6)

Balance at December 31, 2002	51	$4.9	2	$13.0	$6.2	$24.1

	Severance		Facilities-Related
Healthcare Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	—	$0.5	—	$0.2	$0.7
First quarter fiscal 2003 reversals	—	—	—	(0.2)	(0.2)
First quarter fiscal 2003 utilization	—	(0.2)	—	—	(0.2)

Balance at December 31, 2002	—	$0.3	—	$—	$0.3

	Severance		Facilities-Related
Engineered Products and Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	13	$0.4	—	$0.1	$19.1	$19.6
First quarter fiscal 2003 utilization	(2)	—	—	—	(1.6)	(1.6)

Balance at December 31, 2002	11	$0.4	—	$0.1	$17.5	$18.0

        In addition to the above segment reserves, a total of $0.1 million remained on the balance sheet at December 31, 2002 related to fiscal 2001 corporate severance charges.

        At December 31, 2002, there remained a total of $74.9 million in liabilities related to fiscal 2001 restructuring and other charges on the Consolidated Balance Sheet, of which $46.0 million is included in accrued expenses and other current liabilities and $28.9 million is included in other long-term liabilities. The company currently anticipates that the restructuring activities to which the above charges relate will be substantially completed within fiscal 2003, except for certain long-term contractual obligations.

2000 and Prior Years' Charges and Credits

        At December 31, 2002, there remained a total of $42.5 million in liabilities related to fiscal 2000 and prior years' restructuring and other charges on the Consolidated Balance Sheet, of which $3.7 million is included in accrued expenses and other current liabilities and $38.8 million is included in other long-term liabilities. These liabilities primarily relate to a litigation accrual in connection with patent infringements.

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

        During the quarter ended December 31, 2001, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $0.5 million related to the impairment of property, plant and equipment associated with the Fire and Security Services segment.

6. Other Income (Expense)

        Tyco has repurchased some debt prior to scheduled maturities. During the quarter ended December 31, 2002, the Company recorded other income from the early retirement of debt totaling $1.4 million, as compared to expense of $4.3 million during the quarter ended December 31, 2001.

7. Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. During the quarter ended December 31, 2002, the Company recorded income from discontinued operations of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of CIT Group, Inc. Operating results from the discontinued operations of Tyco Capital for the quarter ended December 31, 2001 were as follows ($ in millions):

For the Quarter Ended December 31, 2001
Finance income	$1,198.0
Interest expense	373.0

Net finance income	825.0
Depreciation on operating lease equipment	338.5

Net finance margin	486.5
Provision for credit losses	112.9

Net finance margin, after provision for credit losses	373.6
Other income	245.1

Operating margin	618.7
Selling, general, administrative and other costs and expenses	238.6

Income before income taxes and minority interest	380.1
Income taxes	(122.4)
Minority interest	(2.3)

Income as previously reported	255.4
Corporate overhead costs allocated	8.2
Inter-company interest expense	1.1

Income from discontinued operations	$264.7

8. Earnings Per Common Share

        The reconciliations of basic and diluted earnings per common share are as follows (in millions, except per share data):

	For the Quarter Ended December 31, 2002 (restated)			For the Quarter Ended December 31, 2001 (restated)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$565.9	1,994.6	$0.28	$1,038.7	1,974.6	$0.53
Stock options and deferred stock units	—	3.4		—	22.0
Exchange of convertible debt due 2010	0.2	2.4		0.3	3.1

Diluted earnings per common share:
Income from continuing operations, giving effect to dilutive adjustments	$566.1	2,000.4	$0.28	$1,039.0	1,999.7	$0.52

        The computation of diluted earnings per common share in the quarters ended December 31, 2002 and 2001 excludes the effect of the potential exercise of options to purchase approximately 138.9 million and 21.0 million shares, respectively, because the effect would be anti-dilutive. Diluted earnings per common share for the quarter ended December 31, 2002 excludes 47.5 million and 21.1 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met. Dilutive earnings per common share for the quarter ended December 31, 2001 excludes 48.0 million and 26.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

9. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the quarter ended December 31, 2002 are as follows ($ in millions):

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2002 (restated)	$8,003.7	$7,840.9	$6,549.1	$2,914.1	$712.7	$26,020.5
Goodwill related to acquisitions, net (including fair value adjustments)	(35.0)	(55.2)	(29.7)	(9.4)	0.8	(128.5)
Currency translation adjustments	117.2	34.0	5.5	66.4	3.1	226.2

Balance at December 31, 2002 (restated)	$8,085.9	$7,819.7	$6,524.9	$2,971.1	$716.6	$26,118.2

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets, as restated for the adjustments described in Note 1 ($ in millions):

	At December 31, 2002 (restated)			At September 30, 2002 (restated)
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,012.5	$1,320.2	12 years	$3,780.0	$1,191.3	12 years
Intellectual property	3,514.0	502.4	22 years	3,470.8	443.0	21 years
Other	233.9	48.1	28 years	210.1	20.8	28 years

Total	$7,760.4	$1,870.7	17 years	$7,460.9	$1,655.1	17 years

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

        Intangible asset amortization expense for the quarters ended December 31, 2002 and 2001 was $168.9 million and $133.9 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for fiscal 2004, $600 million for fiscal 2005, $500 million for fiscal 2006, $450 million for fiscal 2007, and $400 million for fiscal 2008.

10. Debt

        Debt is as follows(1) ($ in millions):

	December 31, 2002	September 30, 2002
Variable-rate unsecured term loan from banks due 2003(2)(4)	$3,855.0	$3,855.0
Zero coupon convertible senior debentures with a February 2003 put option(4)(5)	1,845.8	1,944.6
6.25% public Dealer Remarketable Securities with a 2003 put option(4)	751.2	751.9
Floating rate private placement notes due 2003(4)	494.0	493.8
4.95% notes due 2003(4)	565.4	565.1
6.0% notes due 2003(4)	72.8	72.7
Zero coupon convertible senior debentures with a November 2003 put option(3)(4)	3,532.3	3,519.1
5.875% public notes due 2004	399.2	399.1
4.375% Euro denominated notes due 2004	520.3	486.5
6.375% public notes due 2005	747.3	747.0
6.75% notes due 2005	76.7	76.7
6.375% public notes due 2006	994.2	993.7
Variable rate unsecured revolving credit facility due 2006	2,000.0	2,000.0
5.8% public notes due 2006	695.9	695.7
6.125% Euro denominated public notes due 2007	622.6	582.4
6.5% notes due 2007	99.4	99.3
6.125% public notes due 2008	396.7	396.6
8.2% notes due 2008	388.4	388.4
5.50% Euro denominated notes due 2008	710.5	664.4
6.125% public notes due 2009	393.3	393.1
Zero coupon convertible subordinated debentures due 2010	26.4	26.3
6.75% public notes due 2011	993.0	992.8
6.375% public notes due 2011	1,491.0	1,490.7
6.50% British pound denominated public notes due 2011	285.4	285.3
7.0% debentures due 2013	86.3	86.2
7.0% public notes due 2028	493.2	493.2
6.875% public notes due 2029	782.7	782.5
6.50% British pound denominated public notes due 2031	452.3	438.9
Other(4)	444.9	484.8

Total debt	24,216.2	24,205.8
Less current portion	11,215.4	7,719.0

Long-term debt	$13,000.8	$16,486.8

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

11. Commitments and Contingencies

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

12. Shareholders' Equity

        Tyco paid a quarterly cash dividend of $0.0125 per common share in the first quarter of fiscal 2003 and fiscal 2002.

13. Comprehensive Income

        Total comprehensive income and its components are as follows, as restated for the adjustments described in Note 1 ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Net income	$585.9	$1,303.4
Unrealized (loss) gain on securities, net of tax	(1.4)	0.9
Changes in fair values of derivatives qualifying as cash flow hedges	(1.8)	0.8
Foreign currency translation adjustment	450.3	(250.5)
Activity of discontinued operations	—	15.2

Total comprehensive income	$1,033.0	$1,069.8

14. Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions):

	December 31, 2002		September 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Purchased materials and manufactured parts	$1,324.7	$1,324.3	$1,235.0	$1,234.6
Work in process	960.4	959.8	976.0	975.4
Finished goods	2,595.1	2,487.9	2,505.0	2,397.9

Inventories	$4,880.2	$4,772.0	$4,716.0	$4,607.9

Short-term investments	$—	$253.3	$—	$93.5
Contracts in process	448.4	446.9	409.6	408.5
Prepaid expenses and other	954.1	951.9	961.0	959.7

Other current assets	$1,402.5	$1,652.1	$1,370.6	$1,461.7

Land	$555.0	$555.0	$548.0	$548.0
Buildings	2,769.5	2,769.5	2,708.8	2,708.8
Subscriber systems	4,870.8	4,764.7	4,711.6	4,614.6
Machinery and equipment	8,576.9	8,565.2	8,479.5	8,467.9
Leasehold improvements	368.0	368.0	363.9	363.9
Construction in progress	792.1	789.7	775.2	773.0
Accumulated depreciation	(7,859.7)	(7,856.8)	(7,617.5)	(7,615.2)

Property, plant and equipment, net	$10,072.6	$9,955.3	$9,969.5	$9,861.0

Construction in progress — TGN	$469.8	$469.8	$372.9	$372.9
TGN — placed in service	225.1	225.1	214.3	214.3
Accumulated depreciation TGN — placed in service	(10.1)	(10.1)	(5.6)	(5.6)

Tyco Global Network	$684.8	$684.8	$581.6	$581.6

Long-term investments	$256.1	$256.1	$297.8	$297.8
Non-current portion of deferred income taxes	1,561.9	1,750.9	1,611.3	1,800.3
Non-current restricted cash	23.9	23.9	—	—
Other	1,510.0	1,403.4	1,548.6	1,451.1

Other assets	$3,351.9	$3,434.3	$3,457.7	$3,549.2

Deferred revenue — non-current portion	$1,191.9	$1,191.9	$1,195.8	$1,195.8
Deferred income taxes	1,036.2	979.4	1,078.7	985.6
Other	3,181.7	2,959.1	3,187.6	2,974.7

Other long-term liabilities	$5,409.8	$5,130.4	$5,462.1	$5,156.1

15. Guarantees

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

        Following is a roll forward of the Company's warranty accrual, as restated for the adjustments described in Note 1 for the quarter ended December 31, 2002 ($ in millions).

(restated)
Balance at September 30, 2002	$493.6
Accruals for warranties issued during the period	7.0
Changes in estimates related to pre-existing warranties	14.0
Settlements made	(37.5)
Additions due to acquisitions	0.2

Balance at December 31, 2002	$477.3

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

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Quarter Ended December 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$8,927.4	$—	$8,927.4
Cost of product sales	—	—	4,793.3	—	4,793.3
Cost of services	—	—	938.7	—	938.7
Selling, general and administrative expenses	23.5	0.7	2,124.4	—	2,148.6
Restructuring and other credits	—	—	(3.5)	—	(3.5)

Operating (loss) income	(23.5)	(0.7)	1,074.5	—	1,050.3
Interest (expense) income, net	(13.1)	(253.6)	3.5	—	(263.2)
Other income	—	1.4	—	—	1.4
Equity in net income of subsidiaries	757.7	309.1	—	(1,066.8)	—
Intercompany interest and fees	(135.2)	252.9	(117.7)	—	—

Income from continuing operations before income taxes and minority interest	585.9	309.1	960.3	(1,066.8)	788.5
Income taxes	—	—	(221.9)	—	(221.9)
Minority interest	—	—	(0.7)	—	(0.7)

Income from continuing operations	585.9	309.1	737.7	(1,066.8)	565.9
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Net income	$585.9	$309.1	$757.7	$(1,066.8)	$585.9

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Quarter Ended December 31, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$8,510.5	$—	$8,510.5
Cost of product sales	—	—	4,398.8	—	4,398.8
Cost of services	—	—	805.6	—	805.6
Selling, general and administrative expenses	6.5	0.2	1,820.9	—	1,827.6
Restructuring and other charges	—	—	19.9	—	19.9
Charges for the impairment of long-lived assets	—	—	0.5	—	0.5

Operating (loss) income	(6.5)	(0.2)	1,464.8	—	1,458.1
Interest (expense) income, net	(19.6)	(186.5)	16.9	—	(189.2)
Other expense	—	—	(4.3)	—	(4.3)
Equity in net income of subsidiaries	1,473.8	835.8	—	(2,309.6)	—
Intercompany interest and fees	(144.3)	186.8	(42.5)	—	—

Income from continuing operations before income taxes and minority interest	1,303.4	835.9	1,434.9	(2,309.6)	1,264.6
Income taxes	—	(0.2)	(227.2)	—	(227.4)
Minority interest	—	—	1.5	—	1.5

Income from continuing operations	1,303.4	835.7	1,209.2	(2,309.6)	1,038.7
Income from discontinued operations of Tyco Capital, net of tax	—	—	264.7	—	264.7

Net income	$1,303.4	$835.7	$1,473.9	$(2,309.6)	$1,303.4

CONSOLIDATING BALANCE SHEET (RESTATED)
December 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$51.8	$2,446.9	$3,232.0	$—	$5,730.7
Restricted cash	—	454.1	14.8	—	468.9
Accounts receivables, net	20.0	0.1	5,932.1	—	5,952.2
Inventories	—	—	4,772.0	—	4,772.0
Intercompany receivables	156.9	214.0	3,958.9	(4,329.8)	—
Other current assets	—	253.8	2,590.2	—	2,844.0

Total current assets	228.7	3,368.9	20,500.0	(4,329.8)	19,767.8
Tyco Global Network, Net	—	—	684.8	—	684.8
Property, Plant and Equipment, Net	5.1	0.1	9,950.1	—	9,955.3
Goodwill	—	0.7	26,117.5	—	26,118.2
Intangible Assets, Net	—	—	5,889.7	—	5,889.7
Investment In Subsidiaries	41,106.5	32,416.6	—	(73,523.1)	—
Intercompany Loans Receivable	218.3	21,116.0	13,564.4	(34,898.7)	—
Other Assets	23.2	14.6	3,396.5	—	3,434.3

Total Assets	$41,581.8	$56,916.9	$80,103.0	$(112,751.6)	$65,850.1

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$3,532.3	$7,511.4	$171.7	$—	$11,215.4
Accounts payable	0.4	0.1	2,802.0	—	2,802.5
Accrued expenses and other current liabilities	54.5	200.7	4,724.3	—	4,979.5
Intercompany payables	3,512.2	446.7	370.9	(4,329.8)	—
Other	—	0.7	3,559.2	—	3,559.9

Total current liabilities	7,099.4	8,159.6	11,628.1	(4,329.8)	22,557.3
Long-Term Debt	—	12,013.2	987.6	—	13,000.8
Intercompany Loans Payable	9,315.0	4,249.4	21,334.3	(34,898.7)	—
Other Long-Term Liabilities	47.9	49.7	5,032.8	—	5,130.4

Total Liabilities	16,462.3	24,471.9	38,982.8	(39,228.5)	40,688.5
Minority Interest	—	—	42.1	—	42.1
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.6	—	(4.4)	—	399.2
Other shareholders' equity	24,715.9	32,445.0	36,402.5	(68,843.1)	24,720.3

Total Shareholders' Equity	25,119.5	32,445.0	41,078.1	(73,523.1)	25,119.5

Total Liabilities and Shareholders' Equity	$41,581.8	$56,916.9	$80,103.0	$(112,751.6)	$65,850.1

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$37.6	$2,970.7	$3,177.4	$—	$6,185.7
Restricted cash	—	181.4	14.8	—	196.2
Accounts receivables, net	—	0.1	5,831.8	—	5,831.9
Inventories	—	—	4,607.9	—	4,607.9
Intercompany receivables	277.3	101.2	3,949.5	(4,328.0)	—
Other current assets	—	93.9	2,723.8	—	2,817.7

Total current assets	314.9	3,347.3	20,305.2	(4,328.0)	19,639.4
Tyco Global Network, Net	—	—	581.6	—	581.6
Property, Plant and Equipment, Net	5.2	0.2	9,855.6	—	9,861.0
Goodwill	—	0.7	26,019.8	—	26,020.5
Intangible Assets, Net	—	—	5,805.8	—	5,805.8
Investment In Subsidiaries	39,871.4	32,005.4	—	(71,876.8)	—
Intercompany Loans Receivable	218.3	21,000.6	13,334.8	(34,553.7)	—
Other Assets	23.1	21.4	3,504.7	—	3,549.2

Total Assets	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$7,610.4	$108.6	$—	$7,719.0
Accounts payable	0.2	0.2	3,173.4	—	3,173.8
Accrued expenses and other current liabilities	35.8	267.2	4,993.5	—	5,296.5
Intercompany payables	3,434.9	514.6	378.5	(4,328.0)	—
Other	—	0.7	3,500.5	—	3,501.2

Total current liabilities	3,470.9	8,393.1	12,154.5	(4,328.0)	19,690.5
Long-Term Debt	3,519.1	11,876.5	1,091.2	—	16,486.8
Intercompany Loans Payable	9,315.0	4,019.8	21,218.9	(34,553.7)	—
Other Long-Term Liabilities	46.6	52.4	5,057.1	—	5,156.1

Total Liabilities	16,351.6	24,341.8	39,521.7	(38,881.7)	41,333.4
Minority Interest	—	—	42.8	—	42.8
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.6	—	(4.5)	—	399.1
Other shareholders' equity	23,677.7	32,033.8	35,167.5	(67,196.8)	23,682.2

Total Shareholders' Equity	24,081.3	32,033.8	39,843.0	(71,876.8)	24,081.3

Total Liabilities and Shareholders' Equity	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
Quarter Ended December 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$39.4	$(102.6)	$839.5	$—	776.3

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(304.8)	—	(304.8)
Construction in progress — Tyco Global Network	—	—	(86.5)	—	(86.5)
Acquisition of businesses	—	—	(2.9)	—	(2.9)
Acquisition of customer accounts (ADT dealer program)	—	—	(194.6)	—	(194.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(111.8)	—	(111.8)
Disposal of business	—	—	3.6	—	3.6
Cash invested in short-term investments	—	(159.8)	—	—	(159.8)
Net sale of long-term investments	—	—	42.2	—	42.2
Decrease in intercompany loans	—	114.2	—	(114.2)	—
Increase in restricted cash	—	(272.7)	(23.9)	—	(296.6)
Other	—	—	59.2	—	59.2

Net cash used in investing activities	—	(318.3)	(619.5)	(114.2)	(1,052.0)

Cash Flows From Financing Activities:
Net repayments of debt	—	(102.9)	(51.0)	—	(153.9)
Proceeds from exercise of options	—	—	1.9	—	1.9
Dividends paid	(25.2)	—	—	—	(25.2)
Net financing repayments to parent	—	—	(114.2)	114.2	—
Other	—	—	(2.1)	—	(2.1)

Net cash used in financing activities	(25.2)	(102.9)	(165.4)	114.2	(179.3)

Net increase (decrease) in cash and cash equivalents	14.2	(523.8)	54.6	—	(455.0)
Cash and cash equivalents at beginning of period	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of period	$51.8	$2,446.9	$3,232.0	$—	$5,730.7

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
Quarter Ended December 31, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities from continuing operations	$(173.3)	$(251.5)	$1,294.5	$—	$869.7
Net cash provided by operating activities from discontinued operations	—	—	234.3	—	234.3

Net cash (used in) provided by operating activities	(173.3)	(251.5)	1,528.8	—	1,104.0

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(565.7)	—	(565.7)
Construction in progress — Tyco Global Network	—	—	(561.7)	—	(561.7)
Acquisition of businesses, net of cash acquired	—	—	(689.1)	—	(689.1)
Acquisition of customer accounts (ADT dealer program)			(297.5)		(297.5)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(218.7)	—	(218.7)
Net sale (purchases) of long-term investments	0.9	—	(30.0)	—	(29.1)
Increase in intercompany loans	—	(3,607.6)	—	3,607.6	—
Net increase in investment in subsidiaries	(10.0)	—	—	10.0	—
Other	—	—	(230.2)	—	(230.2)

Net cash used in investing activities from continuing operations	(9.1)	(3,607.6)	(2,592.9)	3,617.6	(2,592.0)
Net cash provided by investing activities from discontinued operations	—	—	1,524.1	—	1,524.1

Net cash used in investing activities	(9.1)	(3,607.6)	(1,068.8)	3,617.6	(1,067.9)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(10.1)	3,824.0	(1,085.6)	—	2,728.3
Proceeds from sale of common shares for acquisitions	501.6	—	(501.6)	—	—
Proceeds from exercise of options	48.2	—	86.5	—	134.7
Dividends paid	(24.4)	—	—	—	(24.4)
Repurchase of Tyco common shares	—	—	(599.0)	—	(599.0)
Financing from parent	—	—	3,607.6	(3,607.6)	—
Repayment of intercompany note payable	(295.1)	—	295.1	—	—
Net capital contributions from parent	—	—	10.0	(10.0)	—
Capital contribution to Tyco Capital	—	—	(200.0)	—	(200.0)
Other	—	—	(0.1)	—	(0.1)

Net cash provided by financing activities from continuing operations	220.2	3,824.0	1,612.9	(3,617.6)	2,039.5
Net cash used in financing activities from discontinued operations	—	—	(1,495.6)	—	(1,495.6)

Net cash provided by financing activities	220.2	3,824.0	117.3	(3,617.6)	543.9

Net increase (decrease) in cash and cash equivalents	37.8	(35.1)	577.3	—	580.0
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(493.6)	—	(493.6)
Cash and cash equivalents at beginning of period	1.4	37.0	1,741.7	—	1,780.1

Cash and cash equivalents at end of period	$39.2	$1.9	$1,825.4	$—	$1,866.5

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        The results of the Phase 2 review were reported by the Company in a Form 8-K furnished to the SEC on December 30, 2002. Among other findings, the report noted that during at least the five years preceding our prior Chief Executive Officer's resignation in June 2002, the Company's prior management engaged in a pattern of aggressive accounting which, even when in accordance with Generally Accepted Accounting Principles, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed. The report also noted that this pattern may have had the effect of reducing the clarity and effectiveness of the financial statements in conveying to investors the most accurate picture of our operations and may affect the comparability of our historical financial results to our current and future results of operations. While most of the matters identified by the investigation as "aggressive accounting" were determined by the Company, in consultation with its auditors, to be in accordance with Generally Accepted Accounting Principles, there were certain adjustments identified as relating to years preceding fiscal 2002. Such adjustments were initially recorded in the first quarter of fiscal 2002, and have now been included as part of the current restatements discussed below. See also Item 4. "Controls and Procedures."

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

Method of Amortizing Contracts and Related Customer Relationships

        As described in Note 1 to the financial statements appearing in the Company's Form 10-K/A for the year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), which is amortized over the period of the economic benefit expected to be obtained from the customer relationship. Effective January 1, 2003, and as disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for the amortization of the costs of these purchased contracts from the straight-line method to an accelerated method. In addition, the Company revised its estimate of the life of the customer account pool over which the costs of purchased contracts would be amortized from ten years to twelve years. The change in method of accounting was viewed as inseparable from the change in estimated life, and therefore, the pre-tax cumulative effect of this charge of $315.5 million was recorded as an increase in amortization expense effective January 1, 2003. The restatement reverses this previously recorded charge and reflects the accelerated amortization method for all historical periods.

Amounts Reimbursed from ADT Dealers

        As described in Note 1 to the financial statements appearing in the Company's Form 10-K/A for the year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Dealers pay the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reverses the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate, and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also records the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002 reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. The restatement also includes an adjustment to change the classification of a $20.0 million restitution payment from Other income (expense) in continuing operations to Income from discontinued operations of Tyco Capital in the Statement of Operations for the quarter ended December 31, 2002.

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

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with two members of former senior management, which were funded through split dollar life insurance policies. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to one of the officers upon his termination in fiscal 2002. As part of the restatement the Company has accrued $47.9 million and $46.6 million on our consolidated balance sheets as of December 31, 2002 and September 30, 2002, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to the terminated executive, as it is now recorded in fiscal years 2001 and 2000.

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

        The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions, except per share data). The amounts previously reported are derived from the original Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

	For the Quarter Ended December 31, 2002		For the Quarter Ended December 31, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$7,170.2	$7,158.2	$6,977.6	$6,910.3
Service revenue	1,769.2	1,769.2	1,601.1	1,600.2

Net revenues	8,939.4	8,927.4	8,578.7	8,510.5
Cost of product sales	4,791.5	4,793.3	4,428.8	4,398.8
Cost of services	938.7	938.7	805.6	805.6
Selling, general and administrative expenses	2,088.6	2,148.6	1,965.3	1,827.6
Restructuring and other charges (credits)	(3.5)	(3.5)	19.9	19.9
Charges for impairment of long-lived assets	—	—	—	0.5

Operating income	1,124.1	1,050.3	1,359.1	1,458.1
Interest income	25.8	25.8	19.6	19.6
Interest expense	(289.0)	(289.0)	(208.8)	(208.8)
Other income (expense), net	21.4	1.4	(4.3)	(4.3)
Sale of common shares of a subsidiary	—	—	(39.6)	—

Income before taxes and minority interest	882.3	788.5	1,126.0	1,264.6
Income taxes	(247.1)	(221.9)	(192.8)	(227.4)
Minority interest	(0.7)	(0.7)	1.5	1.5

Income from continuing operations	634.5	565.9	934.7	1,038.7
Income from discontinued operations, net of tax	—	20.0	264.7	264.7

Net income	$634.5	$585.9	$1,199.4	$1,303.4

Basic net income per common share	$0.32	$0.29	$0.61	$0.66
Diluted net income per common share	0.32	0.29	0.60	0.65

	December 31, 2002		September 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Balance Sheets:
Current Assets:
Cash and cash equivalents	$5,732.0	$5,730.7	$6,186.8	$6,185.7
Restricted cash	468.9	468.9	196.2	196.2
Accounts receivables	5,983.8	5,952.2	5,848.6	5,831.9
Inventories	4,880.2	4,772.0	4,716.0	4,607.9
Other current assets	2,768.6	2,844.0	2,802.2	2,817.7

Total current assets	19,833.5	19,767.8	19,749.8	19,639.4
Tyco Global Network, Net	684.8	684.8	581.6	581.6
Property, Plant and Equipment, Net	10,072.6	9,955.3	9,969.5	9,861.0
Goodwill	26,191.0	26,118.2	26,093.2	26,020.5
Intangible Assets, Net	6,701.6	5,889.7	6,562.6	5,805.8
Other Assets	3,351.9	3,434.3	3,457.7	3,549.2

Total Assets	$66,835.4	$65,850.1	$66,414.4	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$11,215.4	$11,215.4	$7,719.0	$7,719.0
Accounts payable	2,798.6	2,802.5	3,170.0	3,173.8
Accrued expenses and other current liabilities	4,946.1	4,979.5	5,270.8	5,296.5
Contracts in process — billing in excess of cost	540.2	541.3	522.1	523.6
Deferred revenue	697.2	724.6	731.3	758.5
Income taxes payable	2,293.8	2,294.0	2,218.9	2,219.1

Total current liabilities	22,491.3	22,557.3	19,632.1	19,690.5
Long-Term Debt	13,000.8	13,000.8	16,486.8	16,486.8
Other Long-Term Liabilities	5,409.8	5,130.4	5,462.1	5,156.1

Total Liabilities	40,901.9	40,688.5	41,581.0	41,333.4

Minority Interest	42.1	42.1	42.8	42.8
Shareholders' Equity:
Common Shares	399.2	399.2	399.1	399.1
Capital in excess:
Share premium	8,148.7	8,148.7	8,146.9	8,146.9
Contributed Surplus	15,070.9	15,070.9	15,042.7	15,042.7
Accumulated earnings	3,403.7	2,642.2	2,794.1	2,081.2
Accumulated other comprehensive loss	(1,131.1)	(1,141.5)	(1,592.2)	(1,588.6)

Total Shareholders' Equity	25,891.4	25,119.5	24,790.6	24,081.3

Total Liabilities and Shareholders' Equity	$66,835.4	$65,850.1	$66,414.4	$65,457.5

	For the Quarter Ended December 31, 2002		For the Quarter Ended December 31, 2001
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Income from continuing operations	$634.5	$565.9	$934.7	$1,038.7
Net cash provided by operating activities	827.8	776.3	1,173.4	1,104.0
Purchase of property, plant and equipment	(314.1)	(304.8)	(569.4)	(565.7)
Construction in progress — Tyco Global Network	(86.5)	(86.5)	(561.7)	(561.7)
Acquisition of businesses, net of cash acquired	(2.9)	(2.9)	(689.1)	(689.1)
Acquisition of customer accounts (ADT dealer program)	(236.6)	(194.6)	(363.2)	(297.5)
Other investing activities	(463.2)	(463.2)	1,046.1	1,046.1

Net cash used in investing activities	(1,103.3)	(1,052.0)	(1,137.3)	(1,067.9)
Net cash used in financing activities	(179.3)	(179.3)	543.9	543.9
Net (decrease) increase in cash and cash equivalents	(454.8)	(455.0)	580.0	580.0
Tyco capital's cash and cash equivalents transferred to discontinued operations	—	—	(493.6)	(493.6)
Cash and cash equivalents at beginning of period	6,186.8	6,185.7	1,779.2	1,780.1

Cash and cash equivalents at end of period	$5,732.0	$5,730.7	$1,865.6	$1,866.5

        The following table reflects the impact of the aforementioned adjustments on net revenues ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Net revenues, as previously reported	$8,939.4	$8,578.7
Adjustments:
Capitalized Costs	(0.1)	0.4
Asset Reserve Adjustments	(11.1)	—
Other Accounting Adjustments	(0.8)	(4.7)
TyCom Network Transaction	—	(63.9)

Decrease in net revenues	(12.0)	(68.2)

Net revenues, as restated	$8,927.4	$8,510.5

        The following table reflects the impact of the aforementioned adjustments on operating income and operating margins ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Operating income, as previously reported	$1,124.1	$1,359.1
Adjustments:
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(6.3)	(8.6)
Reconciliation Items	(2.6)	(3.0)
Adjustments to Accrual Balances	(1.1)	(0.4)
Asset Reserve Adjustments	(11.1)	(0.6)
Other Accounting Adjustments	(4.7)	(12.5)
Customer Contract Amortization Method	(27.0)	(23.7)
ADT Dealer Reimbursements	(14.6)	157.0
TyCom Network Transaction	—	(39.4)
Healthcare Divestiture Transaction	—	4.2
Insurance and Compensation Accrual Adjustments	(6.4)	(10.1)

(Decrease) increase in operating income	(73.8)	99.0

Operating income, as restated	$1,050.3	$1,458.1

Operating Margins:
As previously reported	12.6%	15.8%
As restated	11.8	17.1

        The following table reflects the impact of the aforementioned adjustments on income from continuing operations before income taxes and minority interest ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
Income from continuing operations before income taxes and minority interest, as previously reported	$882.3	$1,126.0
Adjustments:
Gain on Issuance of TyCom Shares	—	39.6
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(6.3)	(8.6)
Reconciliation Items	(2.6)	(3.0)
Adjustments to Accrual Balances	(1.1)	(0.4)
Asset Reserve Adjustments	(11.1)	(0.6)
Other Accounting Adjustments	(4.7)	(12.5)
Restitution Payment	(20.0)	—
Customer Contract Amortization Method	(27.0)	(23.7)
ADT Dealer Reimbursements	(14.6)	157.0
TyCom Network Transaction	—	(39.4)
Healthcare Divestiture Transaction	—	4.2
Insurance and Compensation Accrual Adjustments	(6.4)	(10.1)

(Decrease) increase	(93.8)	138.6

Income from continuing operations before income taxes and minority interest, as restated	$788.5	$1,264.6

Overview

        Revenues increased 4.9% during the quarter ended December 31, 2002 to $8,927.4 million from $8,510.5 million in the quarter ended December 31, 2001. Tyco had income from continuing operations of $565.9 million for the quarter ended December 31, 2002, as compared to $1,038.7 million in the quarter ended December 31, 2001. Income from continuing operations for the quarter ended December 31, 2002 included restructuring credits of $3.7 million ($2.6 million after-tax) within the Healthcare and Electronics segments. Income from continuing operations for the quarter ended December 31, 2001 included restructuring and other charges of $30.5 million ($21.7 million after-tax) primarily related to severance associated with the closure of existing facilities within certain Engineered Products and Services and Fire and Security Services businesses.

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

        The following table details net revenues and earnings for the quarters ended December 31, 2002 and 2001 ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$7,158.2	$6,910.3
Service revenue	1,769.2	1,600.2

Net revenues	$8,927.4	$8,510.5

Total operating income	$1,050.3	$1,458.1
Interest expense, net	(263.2)	(189.2)
Other income (expense)	1.4	(4.3)

Income from continuing operations before income taxes and minority interest	788.5	1,264.6
Income taxes	(221.9)	(227.4)
Minority interest	(0.7)	1.5

Income from continuing operations	565.9	1,038.7
Discontinued operations of Tyco Capital, net of tax	20.0	264.7

Net income	$585.9	$1,303.4

        Net revenues increased $416.9 million, or 4.9%, to $8,927.4 million in the first quarter of fiscal 2003 as compared to $8,510.5 million in the first quarter of fiscal 2002. For the quarter ended December 31, 2002, the increases in revenue at Fire and Security Services, Healthcare, and Engineered

Products and Services in the aggregate exceeded the decrease in revenue in the Electronics segment, resulting in an overall increase in revenues. Revenue at our Plastics and Adhesives segment remained relatively flat. Operating income was $1,050.3 million in the first quarter of fiscal 2003 as compared to $1,458.1 million in the first quarter of fiscal 2002. Total operating income as a percentage of revenue was 11.8% and 17.1% during the quarters ended December 31, 2002 and 2001, respectively. Operating income and margins declined in each of our business segments, most notably in Electronics, Fire and Security, and Plastics and Adhesives. We expect revenues and operating income to increase during the next quarter primarily as a result of increased sales prices and the impact of cost cutting initiatives. However, we expect such factors to be slightly offset by softness in demand and generally weak economic conditions.

        Historically, in acquisitions, the acquired company has been immediately integrated with our existing operations. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing processes, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies become no longer separately identifiable. Consequently, we do not separately track the post-acquisition financial results of acquired companies, and therefore, are not able to quantify the actual impact of our acquisitions on revenues, expenses or operating results. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth or decline percentages excluding the specified acquisitions are estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. We calculate segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 5% of the aggregate purchase price for all acquisitions during the quarter ended December 31, 2002 and the fiscal year ended September 30, 2002. Since these estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. Further, the amount provided inherently assumes that the acquired companies have a comparable organic growth percentage and earn revenues in the same proportion throughout the year as the segments that acquired the companies. In cases where the organic growth percentages or the proportion of revenue earned during the year are different, the amount could vary significantly from the actual organic growth of the segment. This calculation is similar to the method used in calculating the acquisition-related results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

Sales and Operating Income and Margins

Fire and Security Services

        The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$1,269.2	$1,130.3
Service revenue	1,490.1	1,350.4

Net revenues	$2,759.3	$2,480.7

Operating income	$217.2	$333.1
Operating margins	7.9%	13.4%
Restructuring and other charges included in operating income	$—	$(7.8)
Impairment of long-lived assets	—	(0.5)

Total charges included in operating income	$—	$(8.3)

        Net revenues in the Fire and Security Services segment increased 11.2% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001, including a 12.3% increase in product revenue and a 10.3% increase in service revenue, primarily as a result of higher sales volume and increased service revenue in both the worldwide security business and our worldwide fire protection business. The increase in net revenues was due to fiscal 2002 acquisitions and, to a lesser extent, customer contracts purchased through the ADT dealer program. Significant acquisitions included SBC/Smith Alarm Systems in October 2001, and DSC Group and Sensormatic in November 2001. Excluding a $69.6 million increase from foreign currency fluctuations, the ADT dealer program (the Company purchases residential monitoring contracts from an external network of dealers), the acquisitions listed above, the transfer of the Graphic Controls business from the Healthcare segment in April 2002, and all other acquisitions with a purchase price of $10 million or more, revenue (calculated in the manner described above in "Overview") for the segment decreased 3.9% from $2,665.6 million for the quarter ended December 31, 2001 to $2,561.3 million for the quarter ended December 31, 2002. Although, our net revenue growth for the first quarter of fiscal 2003 was due to acquisitions completed in fiscal 2002 (including the ADT dealer program), our current long-term strategy is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the ADT dealer program in key geographic areas.

        Operating income decreased 34.8% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001 due to weaker market conditions in the U.S. commercial construction industry and lower operating margins in both the security and fire protection businesses. The decrease in operating margins for the segment was primarily a result of increased amortization and depreciation expense, due largely to the acquisition of Sensormatic and DSC in fiscal 2002, in addition to a weak commercial construction market affecting the U.S. security business, reduced profit levels in Europe affecting the fire protection businesses, generally weak market conditions in the U.S., and an increase in bad debt expense in our security business.

        Operating income and margins for the quarter ended December 31, 2001 include restructuring charges of $7.8 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions. The results also include charges for the impairment of long-lived assets of $0.5 million.

Electronics

        The following table sets forth revenues and operating income and margins for the Electronics segment ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$2,426.0	$2,623.3
Service revenue	102.3	130.1

Net revenues	$2,528.3	$2,753.4

Operating income	$291.9	$485.9
Operating margins	11.5%	17.6%
Restructuring and other credits included in operating income	$1.7	$—

        Net revenues for the Electronics segment decreased 8.2% in the quarter ended December 31, 2002 compared with the quarter ended December 31, 2001, including a 7.5% decrease in product revenue and a 21.4% decrease in service revenue, as a result of further softening in the customer demand in the markets we serve, including undersea fiber optic system installations. Revenues at the electronics components group increased $90.2 million, or 3.7% due primarily to the impact of the changes in foreign currency exchange rates. Revenues were up 12.9% for the products sold in the automotive market offset by decreased revenues in the telecommunications industry. Revenues at the segment's Telecommunications business declined $315.3 million, or 92.4%, due to lack of demand for the construction of third-party networks and lower capacity sales on the Tyco Global Network. Excluding a $72.3 million increase from foreign currency fluctuations and the acquisitions of Transpower Technologies in November 2001, Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more, sales (calculated in the manner described above in "Overview") for the segment decreased 12.7% from $2,813.9 million for the quarter ended December 31, 2001 to $2,456.0 million for the quarter ended December 31, 2002.

        The 39.9% decrease in operating income and the decrease in operating margins for the quarter ended December 31, 2002 compared with the quarter ended December 31, 2001 was primarily due to the significant decrease in revenue in the undersea fiber optic cable business due in large part to the complete absence of revenue and income for the construction of third-party networks and lower sales of capacity on the Tyco Global Network.

        Operating income and margins for the quarter ended December 31, 2002 include restructuring credits of $1.7 million primarily relating to a revision in estimates of prior years' restructuring charges.

Healthcare

        The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$1,988.0	$1,756.7
Service revenue	17.4	13.7

Net revenues	$2,005.4	$1,770.4

Operating income	$447.4	$473.4
Operating margins	22.3%	26.7%
Restructuring and other credits	$1.8	$—
Inventory credits	0.2	—

Total credits included in operating income	$2.0	$—

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

        The 5.5% decrease in operating income and decrease in margins in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was due primarily to a lower mix of non-U.S. sales which typically yield higher margins, the acquisition of Paragon which yields a lower margin percentage, favorable manufacturing absorption variances impacting operating results in the quarter ended December 31, 2001 related to a significant inventory build up in connection with plant closures and consolidation and delivery on a significant contract, and higher selling, general and administrative expenses in certain areas. The introduction of new product lines, along with cost cutting initiatives implemented during the year, should allow for prospective revenue growth and margin improvements.

        Operating income and margins for the quarter ended December 31, 2002 include restructuring credits of $2.0 million, of which $0.2 million is included in cost of sales, related to a revision in estimates of prior years' restructuring charges.

Engineered Products and Services

        The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$1,024.4	$961.0
Service revenue	159.4	106.0

Net revenues	$1,183.8	$1,067.0

Operating income	$121.0	$129.5
Operating margins	10.2%	12.1%
Restructuring and other charges	$—	$(12.1)
Inventory charges	—	(5.8)

Total charges included in operating income	$—	$(17.9)

        Net revenues for the Engineered Products and Services segment increased 10.9% in the quarter ended December 31, 2002 over the quarter ended December 31, 2001, including a 6.6% increase in product revenue and a 50.4% increase in service revenue, primarily as a result of the integration of acquisitions and due to higher volume at Tyco Flow Control ("TFC"). Increased sales at TFC were largely due to higher demand for waterworks and thermal control products. This increase was partially offset by weakness in our industrial valve and control markets in North America, Europe and Japan. Selling prices are expected to remain competitive in most of our businesses worldwide due to continuing depressed economic conditions. Acquisitions included Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems in February 2002. Excluding a $27.8 million increase from foreign currency exchange fluctuations, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, sales (calculated in the manner described above in "Overview") for the segment increased 5.3% from $1,098.3 million for the quarter ended December 31, 2001 to $1,156.0 million for the quarter ended December 31, 2002.

        The 6.6% decrease in operating income and the decrease in margins in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was due primarily to the continued consolidation of facilities and reduction of headcount which resulted in one time costs totaling $13.6 million during the first quarter of fiscal 2003. In addition, unfavorable economic conditions, which have resulted in the slowdown of commercial construction in North America and Europe, have resulted in lower unit volume. Higher raw material costs combined with market resistance to further increases in sales prices have resulted in reduced margins. The lower unit volume is particularly evident within Tyco Electrical & Metal Products ("TEMP") where price increases have partially offset the lower unit volume to result in relatively level net volume from quarter to quarter. However, the increases in sales prices were not proportionate to the increase in costs which has resulted in lower margins. Slightly offsetting the overall decrease in margins was an increase in operating income and margins at TFC.

        Operating income and margins for the quarter ended December 31, 2001 includes restructuring and other charges of $17.9 million, of which $5.8 million is included in cost of sales, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

Plastics and Adhesives

        The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Quarters Ended December 31,
	2002	2001
	(restated)
Revenue from product sales	$450.6	$439.0
Operating income	$43.4	$93.1
Operating margins	9.6%	21.2%

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

        The 53.4% decrease in operating income and decrease in operating margins in the quarter ended December 31, 2002 over the record levels reported for the quarter ended December 31, 2001 was primarily due to higher raw material costs, with the most significant adverse impact on our Films operation. Higher raw material costs and unfavorable product mix also adversely impact our Adhesives, Ludlow Coated Products and A&E Molded Products operations.

Foreign Currency

        The effect of changes in foreign exchange rates for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 was an increase in revenues and operating income of approximately $206.8 million and $20.6 million, respectively.

Corporate Expenses

        Corporate expenses were $70.6 million and $56.9 million in the quarters ended December 31, 2002 and 2001, respectively. Corporate expenses were $29.1 million (excluding charges of $38.5 million related to the internal investigation fees, and $3.0 million of severance associated with corporate employees) in the quarter ended December 31, 2002 as compared to $56.9 million in the quarter ended December 31, 2001. The decrease in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001 was primarily due to decreased costs as a result of the corporate restructuring that occurred in prior year.

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

Income Tax Expense

        The effective income tax rate was 28.1% and 18.0% for the quarters ended December 31, 2002 and 2001, respectively. The tax effect on restructuring and other charges was an expense of $1.1 million and a benefit of $8.8 million in the quarters ended December 31, 2002 and 2001, respectively. The increase in the effective income tax rate was primarily due to lower earnings in tax jurisdictions with lower income tax rates.

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

        With respect to the Company's depreciation policy for security monitoring systems installed in residential and commercial customer premises, the costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and generally depreciated over ten years. The Company concluded that for residential and commercial account pools the straight-line method of depreciation over a ten-year period continues to be appropriate given the observed actual attrition data for these pools.

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

        Goodwill—Management assesses goodwill for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

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

        Amortization Method for Customer Contracts—As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as amended, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships).

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

Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an IPO. During the quarter ended December 31, 2002, the Company recorded income from discontinued operations of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of CIT

Group, Inc. Operating results from the discontinued operations of Tyco Capital for the quarter ended December 31, 2001 were as follows ($ in millions):

For the Quarter Ended December 31, 2001
Finance income	$1,198.0
Interest expense	373.0

Net finance income	825.0
Depreciation on operating lease equipment	338.5

Net finance margin	486.5
Provision for credit losses	112.9

Net finance margin, after provision for credit losses	373.6
Other income	245.1

Operating margin	618.7
Selling, general, administrative and other costs and expenses	238.6

Income before income taxes and minority interest	380.1
Income taxes	(122.4)
Minority interest	(2.3)

Income as previously reported	255.4
Corporate overhead costs allocated	8.2
Inter-company interest expense	1.1

Income from discontinued operations	$264.7

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities from our continuing operations and the use of a portion of that cash in our operations for the quarters ended December 31, 2002 and 2001.

	For the Quarters Ended December 31,
	2002	2001
	(restated)
($ in millions)
Operating income	$1,050.3	$1,458.1
Non-cash restructuring and other charges	—	5.8
Charges for the impairment of long-lived assets	—	0.5
Depreciation and amortization(1)	529.3	493.0
Net increase (decrease) in deferred income taxes	252.6	(99.1)
Less:
Net increase in working capital, excluding current maturities of debt(2)	(603.6)	(706.5)
Decreases in the sale of accounts receivable programs	(80.4)	—
Interest expense, net	(263.2)	(189.2)
Income tax expense	(221.9)	(227.4)
Other, net	113.2	134.5

Cash flow from operating activities from continuing operations	$776.3	$869.7

Other cash flow items:
Capital expenditures(3)	$(304.8)	$(565.7)
Dividends paid	(25.2)	(24.4)
Decreases in the sale of accounts receivable programs	80.4	—
Construction of Tyco Global Network	(86.5)	(561.7)

(1)
This amount is the sum of depreciation of tangible property ($360.4 million and $359.1 million for the quarters ended December 31, 2002 and 2001, respectively) and amortization of intangible assets ($168.9 million and $133.9 million for the quarters ended December 31, 2002 and 2001, respectively).

(2)
This amount includes cash paid out for restructuring and other charges of $159.0 million and $90.9 million for the quarters ended December 31, 2002 and 2001, respectively.

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

        The following table shows cash flow from operating activities by segment, as restated, for the quarter ended December 31, 2002.

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate	Total
Operating income from continuing operations	$217.2	$291.9	$447.4	$121.0	$43.4	$(70.6)	$1,050.3
Depreciation	153.5	105.1	62.6	26.7	9.7	2.8	360.4
Intangible assets amortization	136.2	16.3	15.3	0.9	0.2	—	168.9

Depreciation and amortization	289.7	121.4	77.9	27.6	9.9	2.8	529.3
Deferred income taxes	—	—	—	—	—	252.6	252.6
Net decrease (increase) in working capital and other(1)	(283.7)	(64.9)	(159.2)	(123.1)	13.0	127.5	(490.4)
Decreases in sale of accounts receivable programs	(21.7)	(8.7)	—	—	—	(50.0)	(80.4)
Interest expense, net	—	—	—	—	—	(263.2)	(263.2)
Income tax expense	—	—	—	—	—	(221.9)	(221.9)

Cash flow from operating activities from continuing operations	$201.5	$339.7	$366.1	$25.5	$66.3	$(222.8)	$776.3

Other cash flow items:
Capital expenditures	$(148.3)	$(91.7)	$(42.6)	$(14.0)	$(5.6)	$(2.6)	$(304.8)
Dividends paid	—	—	—	—	—	(25.2)	(25.2)
Decreases in sale of accounts receivable programs	21.7	8.7	—	—	—	50.0	80.4
Construction of Tyco Global Network	—	(86.5)	—	—	—	—	(86.5)

(1)
These amounts include cash paid out for restructuring and other charges.

        The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $606.5 million in the quarter ended December 31, 2002, including cash paid out for restructuring and other charges of $159.0 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. Historically, the Company generates the lowest level of cash flow in its first fiscal quarter. The significant changes in working capital included a $473.5 million decrease in accounts payable, a $184.9 million decrease in accrued expenses and other current liabilities, a $111.5 million decrease to accounts receivable, and a $107.9 million increase in inventory. In prior years, the Company paid out cash bonuses in the first fiscal quarter on account of performance in the prior fiscal year. Approximately $200 million of fiscal 2002 performance bonuses were paid in January 2003.

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

        During the quarter ended December 31, 2002, we recorded restructuring credits of $3.7 million, of which $0.2 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges. At September 30, 2002, there were liabilities for restructuring and other charges of $1,021.6 million on the Consolidated Balance Sheet. During the quarter ended December 31, 2002, we paid out $159.0 million in cash and incurred $0.3 million in non-cash uses that were charged against these liabilities. We also recorded $3.6 million in foreign currency translation adjustments. At December 31, 2002, there were $862.2 million of reserves remaining for restructuring and other charges on our Consolidated Balance Sheet, of which $55.0 million is included in accounts receivable, $60.0 million is included in long-term accounts receivable, $665.4 million is included in accrued expenses and other current liabilities and $81.8 million is included in other long-term liabilities.

        During the quarter ended December 31, 2002, we purchased a business for cash of $2.9 million and customer contracts for electronic security services for cash of $194.6 million.

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

Capitalization

        Shareholders' equity was $25,119.5 million, or $12.59 per share, at December 31, 2002, compared to $24,081.3 million, or $12.07 per share, at September 30, 2002. The increase in shareholders' equity was due primarily to net income of $585.9 million and currency translation adjustment of $450.3 million for the quarter ended December 31, 2002.

        Tangible shareholders' deficit was $6,888.4 million at December 31, 2002, as compared to $7,745.0 million at September 30, 2002. Goodwill and other intangible assets were $32,007.9 million at December 31, 2002, compared to $31,826.3 million at September 30, 2002. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, we anticipate that the amount of acquisition activity will be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

        Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 49% at December 31, 2002 and 50% at September 30, 2002. Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, is party to a $2.0 billion revolving credit facility due 2006 containing a covenant that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had $5.7 billion of cash and cash equivalents as of December 31, 2002. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 42% at December 31, 2002 and 43% at September 30, 2002.

        At December 31, 2002, total debt was $24,216.2 million, as compared to $24,205.8 million at September 30, 2002. Our cash balance decreased to $5,730.7 million at December 31, 2002, as compared to $6,185.7 million at September 30, 2002.

        The following summarizes Tyco's change in net debt, as restated, for the quarter ended December 31, 2002 ($ in millions):

Total debt at September 30, 2002		$24,205.8
Less: cash and cash equivalents and short-term investments at September 30, 2002		(6,279.2)

Net debt balance at September 30, 2002		17,926.6
Less the following:
Operating cash flow from continuing operations	776.3
Purchase of property, plant and equipment	(304.8)
Dividends	(25.2)
Decreases in sale of accounts receivable programs	80.4
Construction in progress—TGN	(86.5)
Acquisition of businesses	(197.5)
Cash paid for purchase accounting and holdback/earn-out liabilities	(111.8)
Increase in restricted cash	(296.6)
Other items	(139.9)

		(305.6)

Net debt balance at December 31, 2002		18,232.2
Plus: cash and cash equivalents and short-term investments at December 31, 2002		5,984.0

Total debt at December 31, 2002		$24,216.2

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

	As of December 31, 2002
	Actual	Pro Forma
	(restated)
Cash and cash equivalents plus short-term investments	$5,984.0	$4,666.4
Loans payable and current maturities of long-term debt	11,215.4	5,510.3
Long-term debt	13,000.8	17,500.8

Total debt	24,216.2	23,011.1
Total Shareholders' Equity	25,119.5	25,127.9

Total capitalization	$49,335.7	$48,139.0

        Total debt as a percentage of total capitalization decreased from 49% at December 31, 2002 to 48% on a pro forma basis.

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

        The conversion feature of the zero coupon convertible debentures due 2020 and 2021 was not available to the debt holders at December 31, 2002 as shown in the following table:

	Zero Coupon Convertible Debentures Due 2020	Zero Coupon Convertible Debentures Due 2021
Stock price at December 31, 2002	$17.08	$17.08
Accreted conversion price per common share at December 31, 2002(1)	$74.18	$87.59

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

        As a result of actions taken by our former senior corporate management, Tyco and some members of our former senior corporate management and current and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as a number of derivative actions. Certain of our employees as well as Tyco and some members of our former corporate senior management and current and former members of our board of directors are also named as defendants in several ERISA actions. We may be obliged to indemnify our directors and our former directors and officers who also are named as defendants in some or all of these matters. In addition, our insurance carriers may decline coverage, or such coverage may be insufficient to cover our expenses and liability, if any, in some or all of these matters. We received notice on February 13, 2003 that one such carrier purports to have rescinded its policy with us on the basis of alleged misrepresentations made by us under our former senior corporate management. Unless we are able to successfully challenge the rescission of this policy and any similar action that may be taken by our other carriers, we will not have insurance coverage under such policies for such expenses and liability. See "Risk Factors" and Part II, Item 1. "Legal Proceedings" in our Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

        We and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. See "Risk Factors" and Part II, Item 1. "Legal Proceedings" in our Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 31, 2002, there were approximately 11,000 asbestos liability cases pending against us and our subsidiaries.

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

Backlog

        At December 31, 2002, Tyco had a backlog of unfilled orders of approximately $11,267.4 million, as compared to a backlog of $11,015.5 million at September 30, 2002. Backlog by industry segment is as follows ($ in millions):

	December 31, 2002	September 30, 2002
	(restated)
Fire and Security Services	$6,847.2	$6,691.5
Engineered Products and Services	1,930.8	1,873.4
Electronics	2,119.8	2,076.5
Healthcare	262.7	239.7
Plastics and Adhesives	106.9	134.4

	$11,267.4	$11,015.5

        Within the Fire and Security Services segment, backlog increased due primarily to an increase in recurring revenue in force resulting from net growth in the ADT dealer program and price increases in various markets. Within both the Engineered Products and Services and Electronics segments, backlog remained relatively flat. Backlog in the Healthcare segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

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

        In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). The disclosure requirement of this interpretation is effective for interim and annual periods ending after December 15, 2002. See Note 15—Guarantees to the Consolidated Financial Statements for further information. FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance, effective for the quarter ending March 31, 2003. We are currently assessing the impact of the accounting requirements of this new interpretation.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our board of directors, and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current board of directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In addition, Tyco and some members of our former senior corporate management are subject to a SEC inquiry and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations and liquidity.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2002.

Item 4—Controls and Procedures

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

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

4.1	Indenture by and among Tyco International Group S.A. and U.S. Bank, N.A., as trustee, dated as of January 13, 2003 relating to Series A 2.750% Convertible Senior Debentures due 2018 and Series B 3.125% Convertible Senior Debentures due 2023 (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003).
4.2
Supplemental Indenture No. 1, dated January 10, 2003, by and among Tyco International Group S.A., Tyco International Ltd. and U.S. Bank, N.A. (formerly, State Street Bank and Trust Company). (Incorporated by reference to the Registrants' and TIG's Schedule TO filed January 14, 2003).
10.1
Eric M. Pillmore Employment Contract effective August 12, 2002 and executed on January 29, 2003 (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003).
10.2
364-Day Revolving Credit Agreement dated as of January 31, 2003 among Tyco International Group S.A., Tyco International Ltd., Sensormatic Electronics Corporation, Scott Technologies, Inc., Innerdyne, Inc., the banks named therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003).
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

Date: July 29, 2003

/s/ DAVID J. FITZPATRICK David J. FitzPatrick Chief Financial Officer

QuickLinks

INTRODUCTORY NOTE
Recent Developments
PART I—FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Results of Operations
Risk Factors
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER