Form 10-Q/A
period 2003-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2003-07-29
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0390500
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

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

INTRODUCTORY NOTE

Form 10-Q/A for the Quarterly Period ended March 31, 2003

        This Amendment on Form 10-Q/A is being filed to restate certain amounts (see "Restatement" within Note 1 for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly period ended March 31, 2003, in connection with a review of our financial statements and related disclosures by the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "SEC"). This filing should be read in conjunction with the Company's Amendment No. 2 on Form 10-K/A for the fiscal year ended September 30, 2002.

        In addition, the Company updated its "Risk Factors" within Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This amendment only reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on May 15, 2003.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
Revenue from product sales	$7,207.9	$6,995.7	$14,366.1	$13,906.0
Service revenue	1,780.6	1,611.4	3,549.8	3,211.6

Net revenues	8,988.5	8,607.1	17,915.9	17,117.6
Cost of product sales	4,890.7	4,840.4	9,684.0	9,239.2
Cost of services	964.8	791.9	1,903.5	1,597.5
Selling, general and administrative expenses	2,470.3	1,955.6	4,618.9	3,783.2
Restructuring and other (credits) charges, net	(59.6)	348.8	(63.1)	368.7
Charges for the impairment of long-lived assets	87.2	2,389.2	87.2	2,389.7

Operating (loss) income	635.1	(1,718.8)	1,685.4	(260.7)
Interest income	21.8	29.5	47.6	49.1
Interest expense	(299.8)	(255.1)	(588.8)	(463.9)
Other expense, net	(61.4)	(143.4)	(60.0)	(147.7)

Income (loss) from continuing operations before income taxes and minority interest	295.7	(2,087.8)	1,084.2	(823.2)
Income taxes	(170.4)	3.5	(392.3)	(223.9)
Minority interest	(1.0)	(1.6)	(1.7)	(0.1)

Income (loss) from continuing operations	124.3	(2,085.9)	690.2	(1,047.2)

(Loss) income from discontinued operations of Tyco Capital, net of tax of $0 for the six months ended March 31, 2003 and $65.8 million and $188.2 million for the quarter and six months ended March 31, 2002, respectively	—	(4,323.0)	20.0	(4,058.3)

Net income (loss)	$124.3	$(6,408.9)	$710.2	$(5,105.5)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.06	$(1.05)	$0.35	$(0.53)
(Loss) income from discontinued operations of Tyco Capital, net of tax	—	(2.17)	0.01	(2.05)
Net income (loss) per common share	0.06	(3.22)	0.36	(2.57)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.06	$(1.05)	$0.34	$(0.53)
(Loss) income from discontinued operations of Tyco Capital, net of tax	—	(2.17)	0.01	(2.05)
Net income (loss) per common share	0.06	(3.22)	0.35	(2.57)
Weighted-average number of common shares outstanding:
Basic	1,994.5	1,991.5	1,994.6	1,983.1
Diluted	2,001.0	1,991.5	2,087.2	1,983.1

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31, 2003	September 30, 2002
	(restated)
Assets
Current Assets:
Cash and cash equivalents	$3,965.2	$6,185.7
Restricted cash	460.3	196.2
Accounts receivable, less allowance for doubtful accounts ($690.9 at March 31, 2003 and $638.0 at September 30, 2002)	5,827.4	5,831.9
Inventories	4,660.7	4,607.9
Deferred income taxes	1,023.0	1,356.0
Other current assets	1,797.8	1,461.7

Total current assets	17,734.4	19,639.4
Tyco Global Network, Net	644.5	581.6
Property, Plant and Equipment, Net	9,835.7	9,861.0
Goodwill	26,031.2	26,020.5
Intangible Assets, Net	5,844.6	5,805.8
Other Assets	3,614.2	3,549.2

Total Assets	$63,704.6	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$4,386.8	$7,719.0
Accounts payable	2,824.2	3,173.8
Accrued expenses and other current liabilities	4,653.1	5,296.5
Contracts in process—billings in excess of cost	477.7	523.6
Deferred revenue	760.2	758.5
Income taxes payable	2,327.5	2,219.1

Total current liabilities	15,429.5	19,690.5
Long-Term Debt	17,442.7	16,486.8
Other Long-Term Liabilities	5,384.4	5,156.1

Total Liabilities	38,256.6	41,333.4

Commitments and Contingencies (Note 11)
Minority Interest	30.1	42.8
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, one share outstanding at March 31, 2003 and September 30, 2002	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,996,784,160 and 1,995,699,758 shares outstanding, net of 22,222,812 and 22,522,250 shares owned by subsidiaries at March 31, 2003 and September 30, 2002, respectively	399.4	399.1
Capital excess:
Share premium	8,149.4	8,146.9
Contributed surplus, net of deferred compensation of $52.9 at March 31, 2003 and $51.2 at September 30, 2002	15,083.0	15,042.7
Accumulated earnings	2,741.7	2,081.2
Accumulated other comprehensive loss	(955.6)	(1,588.6)

Total Shareholders' Equity	25,417.9	24,081.3

Total Liabilities and Shareholders' Equity	$63,704.6	$65,457.5

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Six Months Ended March 31,
	2003	2002
	(restated)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$690.2	$(1,047.2)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Non-cash restructuring and other (credits) charges	(33.7)	267.0
Charges for the impairment of long-lived assets	87.2	2,389.7
Loss on investments	75.6	141.0
Depreciation	726.8	730.6
Intangible assets amortization	368.8	279.5
Deferred income taxes	305.6	(127.9)
Debt and refinancing cost amortization	63.4	78.3
Other non-cash items	111.7	26.4
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	291.0	977.4
Decrease in sale of accounts receivable programs	(96.5)	(28.0)
Contracts in progress	(50.8)	(175.9)
Inventories	57.5	(186.4)
Other current assets	(5.3)	(128.4)
Accounts payable	(420.6)	(610.1)
Accrued expenses and other current liabilities	(222.6)	(131.5)
Income taxes	111.2	19.0
Deferred revenue	(8.8)	(32.7)
Other	55.9	95.4

Net cash provided by operating activities from continuing operations	2,106.6	2,536.2
Net cash provided by operating activities from discontinued operations	20.0	924.6

Net cash provided by operating activities	2,126.6	3,460.8

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(566.1)	(979.1)
Construction in progress—Tyco Global Network	(89.0)	(817.4)
Acquisition of businesses, net of cash acquired	(34.6)	(1,664.5)
Acquisition of customer accounts (ADT dealer program)	(358.3)	(546.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	(189.5)	(376.4)
Disposal of businesses	5.4	—
Cash invested in short-term investments	(278.1)	—
Net sale (purchase) of long-term investments	54.5	(11.9)
Increase in restricted cash	(310.7)	—
Other	81.4	(178.7)

Net cash used in investing activities from continuing operations	(1,685.0)	(4,574.2)
Net cash provided by investing activities from discontinued operations	—	2,251.2

Net cash used in investing activities	(1,685.0)	(2,323.0)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(2,660.5)	5,181.7
Proceeds from exercise of options	2.6	181.3
Dividends paid	(50.4)	(49.7)
Repurchase of Tyco common shares	(0.4)	(765.8)
Capital contribution to Tyco Capital	—	(200.0)
Other	(5.0)	15.0

Net cash (used in) provided by financing activities from continuing operations	(2,713.7)	4,362.5
Net cash used in financing activities from discontinued operations	—	(1,762.8)

Net cash (used in) provided by financing activities	(2,713.7)	2,599.7

Effect of currency translation on cash	51.6	(31.0)
Net (decrease) increase in cash and cash equivalents	(2,220.5)	3,706.5
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	(1,451.3)
Cash and cash equivalents at beginning of period	6,185.7	1,780.1

Cash and cash equivalents at end of period	$3,965.2	$4,035.3

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

        Restatement—As previously disclosed, we have been engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of our periodic filings. We believed that we had resolved the material accounting issues at the time of the original filing of our Form 10-K for the year ended September 30, 2002. Subsequent correspondence and discussions with the Staff, principally regarding the method of amortizing contracts acquired through our ADT dealer program as well as the accounting for amounts reimbursed to us from ADT dealers, coupled with issues related to the prior periods identified during our intensified internal audits and detailed operating reviews in the quarter ended March 31, 2003 have led us to restate our consolidated financial statements for the quarters ended March 31, 2003 and December 31, 2002, and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998.

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

Amounts Reimbursed from ADT Dealers

        As described elsewhere in Note 1 to the financial statements appearing in the Company's Form 10-K/A for the year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Dealers pay the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reverses the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

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

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with two members of former senior management, which were funded through split dollar life insurance policies. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to one of the officers upon his termination in fiscal 2002. As part of the restatement the Company has accrued $49.3 million and $46.6 million on our consolidated balance sheets as of March 31, 2003 and September 30, 2002, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to the terminated executive, as it is now recorded in fiscal years 2001 and 2000.

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

        The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions, except per share data). The amounts previously reported are derived from the original Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

	For the Quarter Ended March 31, 2003		For the Quarter Ended March 31, 2002		For the Six Months Ended March 31, 2003		For the Six Months Ended March 31, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$7,199.7	$7,207.9	$7,000.0	$6,995.7	$14,369.9	$14,366.1	$13,977.6	$13,906.0
Service revenue	1,780.6	1,780.6	1,611.4	1,611.4	3,549.8	3,549.8	3,212.5	3,211.6

Net revenues	8,980.3	8,988.5	8,611.4	8,607.1	17,919.7	17,915.9	17,190.1	17,117.6
Cost of product sales	4,922.4	4,890.7	4,838.1	4,840.4	9,713.9	9,684.0	9,266.9	9,239.2
Cost of services	964.8	964.8	791.9	791.9	1,903.5	1,903.5	1,597.5	1,597.5
Selling, general and administrative expenses	3,234.1	2,470.3	1,887.1	1,955.6	5,334.2	4,618.9	3,852.4	3,783.2
Restructuring and other charges (credits), net	(59.6)	(59.6)	403.8	348.8	(63.1)	(63.1)	423.7	368.7
Charges for impairment of long-lived assets	23.3	87.2	2,351.7	2,389.2	23.3	87.2	2,351.7	2,389.7

Operating (loss) income	(104.7)	635.1	(1,661.2)	(1,718.8)	1,007.9	1,685.4	(302.1)	(260.7)
Interest income	21.8	21.8	29.5	29.5	47.6	47.6	49.1	49.1
Interest expense	(299.8)	(299.8)	(255.1)	(255.1)	(588.8)	(588.8)	(463.9)	(463.9)
Other (expense) income, net	(61.4)	(61.4)	(143.4)	(143.4)	(40.0)	(60.0)	(147.7)	(147.7)
Sale of common shares of a subsidiary	—	—	—	—	—	—	(39.6)	—

(Loss) income before taxes and minority interest	(444.1)	295.7	(2,030.2)	(2,087.8)	426.7	1,084.2	(904.2)	(823.2)
Income taxes	(22.8)	(170.4)	(23.2)	3.5	(267.4)	(392.3)	(216.0)	(223.9)
Minority interest	(1.0)	(1.0)	(1.6)	(1.6)	(1.7)	(1.7)	(0.1)	(0.1)

(Loss) income from continuing operations	(467.9)	124.3	(2,055.0)	(2,085.9)	157.6	690.2	(1,120.3)	(1,047.2)

(Loss) income from discontinued operations, net of tax	—	—	(4,323.0)	(4,323.0)	—	20.0	(4,058.3)	(4,058.3)

(Loss) income before cumulative effect of accounting change	(467.9)	124.3	(6,378.0)	(6,408.9)	157.6	710.2	(5,178.6)	(5,105.5)
Cumulative effect of accounting change	—	—	—	—	(206.7)	—	—	—

Net (loss) income	$(467.9)	$124.3	$(6,378.0)	$(6,408.9)	$(49.1)	$710.2	$(5,178.6)	$(5,105.5)

Basic net (loss) income per common share	$(0.23)	$0.06	$(3.20)	$(3.22)	$(0.02)	$0.36	$(2.61)	$(2.57)
Diluted net (loss) income per common share	(0.23)	0.06	(3.20)	(3.22)	(0.02)	0.35	(2.61)	(2.57)

	March 31, 2003		September 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Balance Sheets:
Current Assets:
Cash and cash equivalents	$3,965.2	$3,965.2	$6,186.8	$6,185.7
Restricted cash	460.3	460.3	196.2	196.2
Accounts receivable	5,828.2	5,827.4	5,848.6	5,831.9
Inventories	4,660.7	4,660.7	4,716.0	4,607.9
Other current assets	2,802.9	2,820.8	2,802.2	2,817.7

Total current assets	17,717.3	17,734.4	19,749.8	19,639.4
Tyco Global Network, Net	644.5	644.5	581.6	581.6
Property, Plant and Equipment, Net	9,835.7	9,835.7	9,969.5	9,861.0
Goodwill	26,031.2	26,031.2	26,093.2	26,020.5
Intangible Assets, Net	5,844.5	5,844.6	6,562.6	5,805.8
Other Assets	3,425.2	3,614.2	3,457.7	3,549.2

Total Assets	$63,498.4	$63,704.6	$66,414.4	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$4,386.8	$4,386.8	$7,719.0	$7,719.0
Accounts payable	2,824.2	2,824.2	3,170.0	3,173.8
Accrued expenses and other current liabilities	4,655.8	4,653.1	5,270.8	5,296.5
Contracts in process — billings in excess of cost	477.7	477.7	522.1	523.6
Deferred revenue	723.4	760.2	731.3	758.5
Income taxes payable	2,327.5	2,327.5	2,218.9	2,219.1

Total current liabilities	15,395.4	15,429.5	19,632.1	19,690.5
Long-Term Debt	17,442.7	17,442.7	16,486.8	16,486.8
Other Long-Term Liabilities	5,244.3	5,384.4	5,462.1	5,156.1

Total Liabilities	38,082.4	38,256.6	41,581.0	41,333.4

Minority Interest	30.1	30.1	42.8	42.8
Shareholders' Equity:
Common shares	399.4	399.4	399.1	399.1
Capital excess:
Share premium	8,149.4	8,149.4	8,146.9	8,146.9
Contributed surplus	15,083.0	15,083.0	15,042.7	15,042.7
Accumulated earnings	2,695.3	2,741.7	2,794.1	2,081.2
Accumulated other comprehensive loss	(941.2)	(955.6)	(1,592.2)	(1,588.6)

Total Shareholders' Equity	25,385.9	25,417.9	24,790.6	24,081.3

Total Liabilities and Shareholders' Equity	$63,498.4	$63,704.6	$66,414.4	$65,457.5

	For Six Months Ended March 31, 2003		For the Six Months Ended March 31, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Income from continuing operations	$157.6	$690.2	$(1,120.3)	$(1,047.2)
Net cash provided by operating activities	2,154.4	2,126.6	3,602.0	3,460.8
Purchase of property, plant and equipment	(595.0)	(566.1)	(988.3)	(979.1)
Construction in progress—Tyco Global Network	(89.0)	(89.0)	(817.4)	(817.4)
Acquisition of businesses, net of cash acquired	(34.6)	(34.6)	(1,664.5)	(1,664.5)
Acquisition of customer accounts (ADT dealer program)	(358.3)	(358.3)	(678.2)	(546.2)
Other investing activities	(637.0)	(637.0)	1,684.2	1,684.2

Net cash used in investing activities	(1,713.9)	(1,685.0)	(2,464.2)	(2,323.0)
Net cash (used in) provided by financing activities	(2,713.7)	(2,713.7)	2,599.7	2,599.7
Effect of currency translation on cash	51.6	51.6	(31.0)	(31.0)
Net (decrease) increase in cash and cash equivalents	(2,221.6)	(2,220.5)	3,706.5	3,706.5
Tyco capital's cash and cash equivalents transferred to discontinued operations	—	—	(1,451.3)	(1,451.3)
Cash and cash equivalents at beginning of period	6,186.8	6,185.7	1,779.2	1,780.1

Cash and cash equivalents at end of period	$3,965.2	$3,965.2	$4,034.4	$4,035.3

        The following table reflects the impact of the aforementioned adjustments on net revenues ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Net revenues, as previously reported	$8,980.3	$8,611.4	$17,919.7	$17,190.1
Adjustments:
Capitalized Costs	(9.8)	0.4	(9.9)	0.8
Asset Reserve Adjustments	11.1	—	—	—
Other Accounting Adjustments	6.9	(4.7)	6.1	(9.4)
TyCom Network Transaction	—	—	—	(63.9)

Increase (decrease) in net revenues	8.2	(4.3)	(3.8)	(72.5)

Net revenues, as restated	$8,988.5	$8,607.1	$17,915.9	$17,117.6

        The following table reflects the impact of the aforementioned adjustments on operating (loss) income and operating margins ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Operating (loss) income, as previously reported	$(104.7)	$(1,661.2)	$1,007.9	$(302.1)
Adjustments:
Phase 2 Adjustments	—	—	—	36.1
Capitalized and Deferred Costs	179.5	(7.5)	173.2	(16.1)
Reconciliation Items	134.1	(1.6)	131.5	(4.6)
Adjustments to Accrual Balances	15.0	(0.3)	13.9	(0.7)
Asset Reserve Adjustments	18.5	(0.6)	7.4	(1.2)
Other Accounting Adjustments	102.4	(9.6)	97.7	(22.1)
Customer Contract Amortization Method	315.5	(25.5)	288.5	(49.2)
ADT Dealer Reimbursements	(81.7)	(25.4)	(84.8)	131.6
TyCom Network Transaction	—	18.0	—	(21.4)
Healthcare Divestiture Transaction	—	4.2	—	8.4
Insurance and Compensation Accrual Adjustments	56.5	(9.3)	50.1	(19.4)

Increase (decrease) in operating income (loss)	739.8	(57.6)	677.5	41.4

Operating income (loss), as restated	$635.1	$(1,718.8)	$1,685.4	$(260.7)

Operating Margins:
As previously reported	(1.2)%	(19.3)%	5.6%	(1.8)%
As restated	7.1	(20.0)	9.4	(1.5)

        The following table reflects the impact of the aforementioned adjustments on (loss) income from continuing operations before income taxes and minority interest ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
(Loss) income from continuing operations before income taxes and minority interest, as previously reported	$(444.1)	$(2,030.2)	$426.7	$(904.2)
Adjustments:
Gain on Issuance of TyCom Shares	—	—	—	39.6
Phase 2 Adjustments	—	—	—	36.1
Capitalized and Deferred Costs	179.5	(7.5)	173.2	(16.1)
Reconciliation Items	134.1	(1.6)	131.5	(4.6)
Adjustments to Accrual Balances	15.0	(0.3)	13.9	(0.7)
Asset Reserve Adjustments	18.5	(0.6)	7.4	(1.2)
Other Accounting Adjustments	102.4	(9.6)	97.7	(22.1)
Restitution Payment	—	—	(20.0)	—
Customer Contract Amortization Method	315.5	(25.5)	288.5	(49.2)
ADT Dealer Reimbursements	(81.7)	(25.4)	(84.8)	131.6
TyCom Network Transaction	—	18.0	—	(21.4)
Healthcare Divestiture Transaction	—	4.2	—	8.4
Insurance and Compensation Accrual Adjustments	56.5	(9.3)	50.1	(19.4)

Increase (decrease)	739.8	(57.6)	657.5	81.0

Income (loss) from continuing operations before income taxes and minority interest, as restated	$295.7	$(2,087.8)	$1,084.2	$(823.2)

        Charges Related to Current Period Changes in Estimates—The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in the Company's Consolidated Financial Statements include restructuring and other charges (credits), purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the events and circumstances giving rise to such changes occur.

        During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company previously recorded $471.4 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimated costs of settling legal, environmental and insurance obligations. The assessments were based on an analysis of the impact of circumstances that occurred during the quarter and on our assessment of the recoverability of certain assets and costs to settle certain liabilities. The assessments include changes in judgments relative to the adequacy of reserves and contingent liabilities. Concurrent with this review process and resulting assessments by management during the quarter, we decided to discontinue existing product lines and terminate information technology systems implementation project. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

        The Company has subsequently determined that the pre-tax charges of $471.4 million described above included charges of $71.5 million related to periods prior to the quarter ended March 31, 2003. These charges have been reversed from the quarter ended March 31, 2003 and are reflected as part of the restatement discussed above. In addition, it was subsequently determined that the $471.4 million was overstated by $11.2 million, which represents an appropriate item for the quarter ended March 31, 2003 that should not have been classified as part of the change in estimate. The impact of these items is to reduce the $471.4 million charge to a $388.7 million charge.

        The impact of the $388.7 million of charges on the Consolidated Statement of Operations is as follows:

Cost of sales	$(110.5)
Selling, general and administrative expense	(243.1)
Restructuring and other (credits) charges, net	59.6
Charges for the impairment of long-lived assets	(10.2)

Operating income	(304.2)
Other expense, net	(84.5)

Income from continuing operations before taxes and minority interest	$(388.7)

        The charges of $388.7 million include $139.6 million related to asset reserve valuations, $95.4 million of increased cost estimates for insurance accruals ($49.3 million for workers' compensation accruals and $46.1 million for product and general liability insurance accruals), $84.1 million related to an other than temporary decline in the value of investments, $62.3 million for other accounting estimate changes described below, environmental accruals of $18.0 million, legal accruals of $20.0 million, other various accruals of $15.2 million, $16.4 million for account write-offs included primarily in selling, general and administrative expenses, where we concluded that the recoverability of various asset balances had become doubtful and $10.2 million write-off representing capitalized external costs of a European financial computer system based on the Company's decision in the quarter to discontinue the new system under development and continue to use the existing system. We do not expect this change in strategy to negatively impact future business operations.

        The $139.6 million of adjustments for asset valuations includes a $76.4 million write down of inventories, $51.9 million increase for allowance for doubtful accounts and $11.3 million write-off of subscriber systems. The inventory charge of $76.4 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the quarter to exit certain product lines in our fire and security services business. The increase in the allowance for doubtful accounts of $51.9 million and the write-off of subscriber systems of $11.3 million was primarily due to the further deterioration in the accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems adjustments are included in cost of sales and the allowance for doubtful accounts is included in selling, general and administrative expenses. We do not expect these changes to have an adverse impact on future operations.

        The workers' compensation and product and general liability changes in estimate are based on third party actuarial reviews of insurance liabilities. The charge of $95.4 million is included in selling, general and administrative expenses ($65.2 million), and cost of product sales ($30.2 million). This adjustment relates to changes in facts and circumstances occurring during the quarter ended March 31, 2003 which necessitate a change in assumptions and estimates. In particular, the Company identified trend data which required the Company to revise its assumptions as a result of an unanticipated increase in the number and changes in the nature of claims incurred and the rate of increase of medical costs, as well as the emergence of previously unanticipated new claims. In addition, the Company experienced an increase in workers' compensation expense, particularly in California, as a result of adverse legal developments toward employers.

        The $84.1 million investment write-down, included in other expense, net, primarily consists of a $75.6 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair values of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making their assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. The Company also recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 16). It is possible that the Company may have additional write-downs on other investments if market conditions continue recent negative trends.

        The $62.3 million for other accounting estimates includes a charge to selling, general and administrative expenses of $17.3 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12.1 million to write down company owned properties based on real estate assessments and purchase offers received in the current quarter for assets held for sale, $11.5 million of additional severance related to terminated executives, and $21.4 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

        An increase of $18.0 million due to increased environmental accruals resulting from the finalization of the Company's plan to remediate one of its manufacturing sites in the second quarter, $20.0 million to establish an accrual related to the estimated settlement amount for contractual disputes and other legal matters based on our determination that such amounts became both probable and estimable in the second quarter, and $15.2 million of other miscellaneous increased accrual estimates are primarily included in selling, general and administrative expenses.

        The above charges are partially offset by credits of $72.5 million, of which $59.6 million is included in cost of sales, related to restructuring charge reversals (discussed in Note 4) that arose during the second quarter of fiscal 2003.

        In addition to the $388.7 million noted above, the Company also recorded an expense of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance coverage negotiated with its third party insurance carriers during the quarter (see Note 11).

        Short-term Investments—Short-term investments consist of fixed income securities with maturities of greater than three months and less than one year. The Company's short-term investments are restricted as they are currently being used as collateral.

        Accounting Pronouncements—Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this new standard did not have a material impact on our results of operations or financial position.

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

        During the quarter ended December 31, 2002, the Company adopted the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information (see Note 16). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance, effective for the quarter ending March 31, 2003. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

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

        Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide transition methods for a voluntary change to measuring compensation cost in connection with employee share option plans using a fair value based method. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for compensation cost associated with employee share option plans, as well as the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 and has not changed its method for measuring the compensation cost of share options.

        Tyco continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position. Had the fair value based provisions of SFAS No. 123 been adopted by Tyco, the effect on net income and earnings per common share for quarter and six months ended March 31, 2003 and 2002 would have been as follows ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
Net income (loss)—as reported	$124.3	$(6,408.9)	$710.2	$(5,105.5)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	77.0	152.5	138.4	288.7

Net income (loss)—pro forma	$47.3	$(6,561.4)	$571.8	$(5,394.2)

Income (loss) per share:
Basic—as reported	$0.06	$(3.22)	$0.36	$(2.57)
Basic—pro forma	0.02	(3.29)	0.29	(2.72)
Diluted—as reported	0.06	(3.22)	0.35	(2.57)
Diluted—pro forma	0.04	(3.29)	0.29	(2.72)

(1)
The fair value was calculated using the Black-Scholes option pricing model with a volatity of 64% for the quarter and six months ended March 31, 2003. All other assumptions are consistent with those disclosed in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. We have not created any variable interest in any variable interest entities subsequent to January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. For variable interest entities in which the Company holds a variable interest acquired on or before January 31, 2003, the Company will adopt FIN 46's accounting provisions on July 1, 2003. See Note 15 for further discussion of the impact of FIN 46.

2.    Acquisitions and Divestitures

        During the first six months of fiscal 2003, the Company purchased five businesses within the Healthcare, Engineered Products and Services, and Electronics segments for an aggregate cost of $34.6 million in cash, net of $1.3 million of cash acquired. During the first six months of fiscal 2003, the Company paid $113.2 million of cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, the Company paid cash of approximately $76.3 million relating to holdback and earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. In addition, the Company paid $358.3 million of cash during the six months ended March 31, 2003, to acquire approximately 377,500 customer contracts for electronic security services through the ADT dealer program. The cash portions of acquisition costs for the business and customer contracts were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

        The Company purchased all of the voting equity interests in each of the businesses acquired. At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed during the first six months of fiscal 2003, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2003, Tyco recorded a net decrease of $300.6 million in goodwill and an additional $35.5 million in intangible assets during the six months ended March 31, 2003. The net decrease in goodwill includes $310.9 million associated with prior years' acquisitions, primarily Sensormatic Electronics Corporation ("Sensormatic"), acquired in November 2001, Mallinckrodt, Inc. ("Mallinckrodt"), acquired in October 2000, and Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, slightly offset by an increase of $10.3 million due to current year acquisitions. Adjustments for Sensormatic primarily relate to fair value adjustments as well as the finalization of deferred tax adjustments related to previously recorded purchase accounting liabilities. Adjustments for LPS and Mallinckrodt primarily relate to reductions in purchase accounting liabilities due to actual costs being less than originally estimated. See roll forward of purchase accounting accruals below. The increase in intangible assets is due to adjustments associated with prior years' acquisitions.

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

        The following table shows the fair values of assets and liabilities recorded for purchase acquisitions completed in the first six months of fiscal 2003, adjusted to reflect changes in the fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for purchase acquisitions completed prior to fiscal 2003 ($ in millions):

(restated)
Accounts receivable	$27.3
Inventories	18.9
Prepaid expenses and other current assets	10.3
Deferred income taxes	(91.4)
Property, plant and equipment, net	37.6
Goodwill	(300.6)
Intangible assets	35.5
Other assets	11.4

(251.0)

Accounts payable	0.8
Accrued expenses and other current liabilities	(242.3)
Holdback/earn-out liabilities	8.5
Deferred income taxes	(73.9)
Other long-term liabilities	12.7
Fair value of debt assumed	8.6

(285.6)

Cash consideration paid (net of $1.3 million of cash acquired)	$34.6

        Purchase accounting liabilities recorded during the first six months of fiscal 2003 in connection with fiscal 2003 purchase acquisitions were immaterial.

        The following table summarizes the purchase accounting liabilities recorded in connection with fiscal 2002 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	1,453	$39.1	82	$51.8	$3.1	$7.4	$101.4
Additions to fiscal 2002 acquisition reserves	549	15.0	17	3.3	0.3	3.1	21.7
Fiscal 2003 utilization	(325)	(16.2)	(12)	(5.8)	(0.9)	(3.4)	(26.3)
Foreign currency translation adjustment	—	0.8	—	0.5	0.2	0.1	1.6
Reclassifications	—	(0.2)	—	0.1	(1.2)	0.9	(0.4)
Reductions of estimates of fiscal 2002 acquisition reserves	(497)	(4.4)	(32)	(2.3)	—	(2.3)	(9.0)

Balance at March 31, 2003	1,180	$34.1	55	$47.6	$1.5	$5.8	$89.0

        During the six months of fiscal 2003, the Company recorded additions to purchase accounting liabilities as it continued to formulate the integration plans of fiscal 2002 acquisitions, such as Paragon (integrated within the Healthcare segment) and Eberle (integrated within the Electronics segment). Finalization of components of integration plans associated with acquisitions resulted in additional purchase accounting liabilities of $21.7 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the termination of an additional 549 employees, the closure of an additional 17 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

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

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Accrual	Number of Facilities	Accrual	Distributor & Supplier Cancellation Fees	Other Accrual	Total
Balance at September 30, 2002	2,196	$129.7	100	$207.5	$28.7	$29.1	$395.0
Fiscal 2003 utilization	(741)	(38.2)	(37)	(26.7)	(9.3)	(6.4)	(80.6)
Foreign currency translation adjustment	—	6.0	—	(0.2)	0.3	0.5	6.6
Reclassifications	—	(0.7)	—	0.7	(0.3)	(0.4)	(0.7)
Reductions of estimates of fiscal 2001 acquisition reserves	(518)	(49.3)	(21)	(76.8)	(13.3)	(6.3)	(145.7)

Balance at March 31, 2003	937	$47.5	42	$104.5	$6.1	$16.5	$174.6

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

        At March 31, 2003, holdback/earn-out liabilities of $216.9 million remained on the Consolidated Balance Sheet, of which $100.8 million are included in accrued expenses and other current liabilities and $116.1 million are included in other long-term liabilities. In addition, a total of $288.1 million of purchase accounting liabilities related to all acquisitions remained on the Consolidated Balance Sheet, of which $158.6 million are included in accrued expenses and other current liabilities and $129.5 million are included in other long-term liabilities. At March 31, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at March 31, 2003, as the outcome of this contingency cannot be reasonably determined.

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

	For the Six Months Ended March 31,
	2003(1)		2002(2)
	(in millions, except per share data)
	As Previously Reported	As Restated(3)	As Previously Reported	As Restated(3)
Net revenues	$17,919.7	$17,915.9	$17,671.4	$17,598.9
Income (loss) from continuing operations	157.5	690.1	(1,138.0)	(1,064.9)
Net (loss) income	(49.2)	710.1	(5,196.3)	(5,123.2)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	0.08	0.35	(0.57)	(0.53)
Net (loss) income	(0.02)	0.36	(2.60)	(2.56)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.08	0.34	(0.57)	(0.53)
Net (loss) income	(0.02)	0.35	(2.60)	(2.56)

(1)
Includes restructuring and other credits of $76.2 million, of which $13.1 million is included in cost of sales and charges for the impairment of long-lived assets of $87.2 million.

(2)
Includes restructuring and other charges of $625.8 million, of which $257.1 million is included in cost of sales, charges for the impairment of long-lived assets of $2,389.7 million primarily related to the write-down of the Tyco Global Network ("TGN").

(3)
Restated for adjustments discussed in Note 1.

3.    Consolidated Segment Data

      During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. In addition, during the quarter ended March 31, 2003, management began evaluating segment performance based upon operating results inclusive of restructuring, impairments, and certain other charges that had previously been characterized by management as unusual. Previously, such charges had been excluded from management's evaluation of segment performance. Accordingly, operating (loss) income by segment has been shown to reflect these charges. Prior year amounts have been conformed accordingly, and as such, include the charges for amounts previously excluded from management's internal reporting. These items are footnoted in the table below.

        Selected information for the Company's five segments is presented in the following table.

	Previously Reported For the Quarter Ended March 31,		As Restated for the Adjustments Described in Note 1 For the Quarter Ended March 31,				Previously Reported For the Six Months Ended March 31,		As Restated for the Adjustments Described in Note 1 and Segment Measurement as Described Above For the Six Months Ended March 31,
($ in millions)	2003	2002	2003		2002		2003	2002	2003		2002
Net Revenues:
Fire and Security Services	$2,778.9	$2,569.5	$2,769.6		$2,569.9		$5,538.3	$5,049.8	$5,528.9		$5,050.6
Electronics	2,502.0	2,493.9	2,502.0		2,493.9		5,030.3	5,311.2	5,030.3		5,247.3
Healthcare	2,137.3	1,968.3	2,137.3		1,968.3		4,142.7	3,738.7	4,142.7		3,738.7
Engineered Products and Services	1,073.6	1,101.2	1,091.1		1,096.5		2,269.3	2,172.9	2,274.9		2,163.5
Plastics and Adhesives	488.5	478.5	488.5		478.5		939.1	917.5	939.1		917.5

Net revenues from external customers	$8,980.3	$8,611.4	$8,988.5		$8,607.1		$17,919.7	$17,190.1	$17,915.9		$17,117.6

Operating income (loss):
Fire and Security Services	$(702.6)	$337.6	$(178.4)	(1)	$271.8	(6)	$(443.3)	$739.7	$38.8	(1)	$605.0	(13)
Electronics	348.6	(2,588.4)	357.3	(2)	(2,570.8)	(7)	641.2	(2,062.7)	649.2	(11)	(2,085.0)	(7)
Healthcare	520.7	448.7	520.7	(3)	452.9	(8)	968.1	917.9	968.1	(12)	926.3	(8)
Engineered Products and Services	(73.0)	152.7	72.1		142.5	(9)	64.3	296.5	193.1		272.0	(14)
Plastics and Adhesives	20.4	47.9	41.9	(4)	47.4	(10)	64.6	141.5	85.3	(4)	140.5	(10)

	114.1	(1,601.5)	813.6		(1,656.2)		1,294.9	32.9	1,934.5		(141.2)
Less: Corporate expenses	(218.8)	(59.7)	(178.5)	(5)	(62.6)		(287.0)	(335.0)	(249.1)	(5)	(119.5)

Operating (loss) income	$(104.7)	$(1,661.2)	$635.1		$(1,718.8)		$1,007.9	$(302.1)	$1,685.4		$(260.7)

(1)
Includes a charge of $87.2 million for the impairment of property, plant and equipment, and a restructuring credit of $2.0 million due to costs being less than anticipated.

(2)
Includes a restructuring credit of $54.8 million, of which $12.9 million is included in cost of sales.

(3)
Includes a restructuring credit of $4.7 million.

(4)
Includes a restructuring credit of $0.4 million due to costs being less than anticipated.

(5)
Includes a restructuring credit of $10.6 million due to costs being less than anticipated.

(6)
Includes restructuring charges of $14.3 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions, a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue and a charge of $0.5 million related to the impairment of property, plant and equipment.

(7)
Includes charges for the impairment of property, plant and equipment of $2,383.0 million primarily related to the write-down of the TGN (See Note 5) and the closure of certain facilities. Also includes restructuring charges of $556.5 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

(8)
Includes a charge of $7.8 million related to the write-off of legal fees and other deal costs associated with an acquisition that was not completed.

(9)
Includes restructuring and other charges of $6.8 million primarily related to the closure of facilities and charges of $5.7 million for the impairment of property, plant and equipment primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

(10)
Includes a restructuring charge of $0.9 million related to the write-off of legal fees and other deal costs associated with an acquisition that was not completed.

(11)
Includes a restructuring credit of $56.5 million, of which $12.9 million is included in cost of sales.

(12)
Includes a restructuring credit of $6.7 million, of which $0.2 million is included in cost of sales.

(13)
Includes restructuring charges of $35.9 million primarily related to $22.1 million of severance associated with the closure of existing facilities that had become redundant due to acquisitions, and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue. Also includes a charge of $1.0 million related to the impairment of property, plant and equipment.

(14)
Includes restructuring and other charges of $24.7 million, of which $5.8 million is included in cost of sales and charges of $5.7 million for the impairment of property, plant and equipment primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

4.    Restructuring and Other (Credits) Charges, Net

      Restructuring and other (credits) charges, net, are as follows ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
Fire and Security Services	$(2.0)	$28.1	$(2.0)	$35.9
Electronics	(54.8)	556.5	(56.5)	556.5
Healthcare	(4.7)	7.8	(6.7)	7.8
Engineered Products and Services	—	6.8	—	24.7
Plastics and Adhesives	(0.4)	0.9	(0.4)	0.9
Corporate	(10.6)	—	(10.6)	—

	(72.5)	600.1	(76.2)	625.8
Inventory related amounts charged to cost of sales	12.9	(251.3)	13.1	(257.1)

Restructuring and other (credits) charges, net	$(59.6)	$348.8	$(63.1)	$368.7

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

	Severance		Facilities-Related
Fire and Security Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	1,346	$19.4	103	$12.1	$0.5	$31.4	$63.4
Fiscal 2003 reversals	—	(0.6)	—	—	—	—	(0.6)
Fiscal 2003 utilization	(539)	(10.1)	(4)	(2.4)	(0.4)	(5.9)	(18.8)
Foreign currency translation adjustments	—	0.9	—	0.3	—	0.5	1.7
Balance sheet reclassifications	—	0.2	—	(0.2)	—	(25.6)	(25.6)

Balance at March 31, 2003	807	$9.8	99	$9.8	$0.1	$0.4	$20.1

	Severance		Facilities-Related
Electronics Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	4,304	$116.0	17	$154.3	$325.8	$137.2	$733.3
Fiscal 2003 reversals	(815)	(5.8)	(3)	2.8	(20.5)	—	(23.5)
Fiscal 2003 utilization	(1,607)	(52.9)	(10)	(25.4)	(98.2)	(0.3)	(176.8)
Foreign currency translation adjustments	—	2.5	—	0.1	—	(0.1)	2.5
Balance sheet reclassifications	—	—	—	—	—	(115.0)	(115.0)

Balance at March 31, 2003	1,882	$59.8	4	$131.8	$207.1	$21.8	$420.5

        During fiscal 2003, $10.1 million of supplier contract fees were reclassified out of facilities-related into supplier contract fees. During fiscal 2002, the Electronics segment incurred charges of $608.2 million for inventory write-downs, of which $143.1 million was scrapped as of September 30, 2002. The remaining $465.1 million is comprised of a lower of cost or market write-down of $166.1 million and a write-down related to inventory to be scrapped of $299.0 million. Of the

$299.0 million, $204.7 million of inventory was scrapped during the six months ended March 31, 2003. We expect the remaining $94.3 million to be scrapped over the next three months.

	Severance		Facilities-Related
Healthcare Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	274	$13.8	4	$12.0	$25.8
Fiscal 2003 reversals	(41)	(1.2)	—	(4.9)	(6.1)
Fiscal 2003 utilization	(225)	(10.5)	(4)	(5.1)	(15.6)
Foreign currency translation adjustments	—	0.1	—	1.0	1.1

Balance at March 31, 2003	8	$2.2	—	$3.0	$5.2

	Severance		Facilities-Related
Engineered Products and Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	505	$8.0	21	$2.6	$0.8	$11.4
Fiscal 2003 reversals	(62)	—	—	—	—	—
Fiscal 2003 utilization	(166)	(6.9)	(13)	(1.1)	(0.6)	(8.6)
Foreign currency translation adjustments	—	0.4	—	0.8	0.1	1.3

Balance at March 31, 2003	277	$1.5	8	$2.3	$0.3	$4.1

	Severance		Facilities-Related
Plastics and Adhesives Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	274	$4.0	4	$2.9	$6.9
Fiscal 2003 reversals	(33)	—	—	(0.2)	(0.2)
Fiscal 2003 utilization	(222)	(2.3)	(1)	(0.7)	(3.0)
Foreign currency translation adjustments	—	—	—	0.1	0.1

Balance at March 31, 2003	19	$1.7	3	$2.1	$3.8

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

	Severance		Facilities-Related
Fire and Security Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	211	$2.3	23	$24.2	$0.2	$8.4	$35.1
Fiscal 2003 reversals	—	(1.3)	—	(0.1)	—	—	(1.4)
Fiscal 2003 utilization	(202)	(0.2)	(4)	(4.0)	—	(0.9)	(5.1)
Foreign currency translation adjustments	—	0.1	—	0.1	—	(0.1)	0.1
Balance sheet reclassifications	—	—	—	—	—	(7.2)	(7.2)

Balance at March 31, 2003	9	$0.9	19	$20.2	$0.2	$0.2	$21.5

	Severance		Facilities-Related
Electronics Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	258	$9.6	2	$15.5	$7.1	$32.2
Fiscal 2003 reversals	(153)	(1.3)	(2)	(0.6)	(0.8)	(2.7)
Fiscal 2003 utilization	(57)	(5.1)	—	(5.7)	(3.2)	(14.0)
Foreign currency translation adjustments	—	0.2	—	0.1	—	0.3
Balance sheet reclassifications	—	—	—	0.6	—	0.6

Balance at March 31, 2003	48	$3.4	—	$9.9	$3.1	$16.4

	Severance		Facilities-Related
Healthcare Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	—	$0.5	—	$0.2	$0.7
Fiscal 2003 reversals	—	—	—	(0.3)	(0.3)
Fiscal 2003 utilization	—	(0.4)	—	0.1	(0.3)

Balance at March 31, 2003	—	$0.1	—	$—	$0.1

	Severance		Facilities-Related
Engineered Products and Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	13	$0.4	—	$0.1	$19.1	$19.6
Fiscal 2003 reversals	(11)	—	—	—	—	—
Fiscal 2003 utilization	(2)	—	—	(0.1)	(3.3)	(3.4)
Balance sheet reclassifications	—	—	—	—	(15.0)	(15.0)

Balance at March 31, 2003	—	$0.4	—	$—	$0.8	$1.2

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

        During the six months ended March 31, 2003, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $87.2 million. These charges include $77.0 million related primarily to the impairment of intangible assets in two geographic regions associated with the ADT dealer program and $10.2 million related to the impairment of property, plant and equipment associated with the termination of a software development project both within the Fire and Security Services segment.

        During the six months ended March 31, 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $2,389.7 million, of this charge, $2,383.0 million was recorded by the Electronic segment related to the impairment of the TGN ($2,218.4 million), as well as the impairment of property, plant and equipment ($164.6 million) associated with restructuring activities and the related closure of facilities. The entire TGN placed in service and a portion of construction in progress of the TGN was written off. The remaining charge consisted of $5.7 million recorded within the Engineered Products and Services segment related to the write-off of property, plant and equipment associated with acquisitions and $1.0 million recorded within the Fire and Security Segment.

6.    Other Expense, Net

        Other expense, net is as follows ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
Income (loss) from early retirement of debt	$22.7	$(2.4)	$24.1	$(6.7)
Loss on investments	(75.6)	(141.0)	(75.6)	(141.0)
Equity investee guarantee	(8.5)	—	(8.5)	—

	$(61.4)	$(143.4)	$(60.0)	$(147.7)

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

        During the quarter and six months ended March 31, 2003, the Company recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 16).

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

	For the Quarter Ended March 31, 2002	For the Six Months Ended March 31, 2002
Finance income	$1,106.7	$2,304.7
Interest expense	352.0	725.0

Net finance income	754.7	1,579.7
Depreciation on operating lease equipment	310.2	648.7

Net finance margin	444.5	931.0
Provision for credit losses	195.0	307.9

Net finance margin, after provision for credit losses	249.5	623.1
Other income	232.0	477.1

Operating margin	481.5	1,100.2
Selling, general, administrative and other costs and expenses	234.2	472.8
Goodwill impairment	4,512.7	4,512.7

Loss before income taxes and minority interest	(4,265.4)	(3,885.3)
Income taxes	(65.8)	(188.2)
Minority interest	(2.7)	(5.0)

Loss as previously reported	(4,333.9)	(4,078.5)
Corporate overhead costs allocated	7.2	15.4
Intercompany interest expense	3.7	4.8

Loss from discontinued operations	$(4,323.0)	$(4,058.3)

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

8.    Earnings (Loss) Per Common Share

        The reconciliations of basic and diluted earnings (loss) per common share are as follows (in millions, except per share data):

	For the Quarter Ended March 31, 2003 (restated)			For the Quarter Ended March 31, 2002 (restated)
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$124.3	1,994.5	$0.06	$(2,085.9)	1,991.5	$(1.05)
Stock options, restricted shares and deferred stock units	—	4.1		—	—
Exchange of convertible debt due 2010	0.1	2.4		—	—

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$124.4	2,001.0	$0.06	$(2,085.9)	1,991.5	$(1.05)

	For the Six Months Ended March 31, 2003 (restated)			For the Six Months Ended March 31, 2002 (restated)
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$690.2	1,994.6	$0.35	$(1,047.2)	1,983.1	$(0.53)
Stock options, restricted shares and deferred stock units	—	4.3		—	—
Exchange of convertible debt due 2010, 2018 and 2023	23.5	88.3		—	—

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$713.7	2,087.2	$0.34	$(1,047.2)	1,983.1	$(0.53)

        The computation of diluted earnings per common share in the quarter and six months ended March 31, 2003 excludes the effect of the potential exercise of options to purchase approximately 131.2 million shares, because the effect would be anti-dilutive. Diluted earnings per common share for both the quarter and six months ended March 31, 2003 excludes 33.0 million shares related to the Company's zero coupon convertible debentures due 2020 because conversion conditions have not been met.

        Diluted earnings per common share for the quarter ended March 31, 2003 excludes 114.1 million shares and 59.8 million shares related to the Company's convertible senior debentures due 2018 and 2023, respectively, because the effect would be anti-dilutive.

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

9.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows ($ in millions):

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2002 (restated)	$8,003.7	$7,840.9	$6,549.1	$2,914.1	$712.7	$26,020.5
Reversals of purchase accounting liabilities and fair value adjustments related to prior year acquisitions	(111.5)	(34.8)	(134.7)	(28.7)	(1.2)	(310.9)
Goodwill related to fiscal 2003 acquisitions	—	0.2	0.8	9.3	—	10.3
Divestitures	—	—	(3.6)	—	—	(3.6)
Currency translation adjustments and other	165.9	50.5	8.4	88.0	2.1	314.9

Balance at March 31, 2003	$8,058.1	$7,856.8	$6,420.0	$2,982.7	$713.6	$26,031.2

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets, as restated for the adjustments described in Note 1($ in millions):

	At March 31, 2003			At September, 30, 2002 (restated)
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,137.5	$1,468.8	12 years	$3,780.0	$1,191.3	12 years
Intellectual property	3,532.2	544.4	22 years	3,470.8	443.0	21 years
Other	241.2	53.1	28 years	210.1	20.8	28 years

Total	$7,910.9	$2,066.3	18 years	$7,460.9	$1,655.1	17 years

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

        Intangible asset amortization expense for the quarters ended March 31, 2003 and 2002 was $199.9 million and $145.6 million, respectively. Intangible asset amortization expense for the six months ended March 31, 2003 and 2002 was $368.8 million and $279.5 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for fiscal 2004, $600 million for fiscal 2005, $500 million for fiscal 2006, $450 million for fiscal 2007, and $400 million for fiscal 2008.

10.    Debt

        Debt is as follows(1) ($ in millions):

	March 31, 2003	September 30, 2002
Bank credit agreement(2)	$—	$—
Variable-rate unsecured term loan from banks due 2003(3)	—	3,855.0
6.25% public Dealer Remarketable Securities with a 2003 put option(4)(8)	750.6	751.9
Floating rate private placement notes due 2003(8)	487.7	493.8
4.95% notes due 2003(8)	534.1	565.1
6.0% notes due 2003(8)	72.8	72.7
Zero coupon convertible senior debentures with a November 2003 put option(5)(8)	2,457.9	3,519.1
5.875% public notes due 2004	399.3	399.1
4.375% Euro denominated notes due 2004	533.3	486.5
6.375% public notes due 2005	747.5	747.0
6.75% notes due 2005	76.7	76.7
6.375% public notes due 2006	994.7	993.7
Variable rate unsecured revolving credit facility due 2006	2,000.0	2,000.0
5.8% public notes due 2006	696.2	695.7
6.125% Euro denominated public notes due 2007	638.1	582.4
6.5% notes due 2007	99.4	99.3
6.125% public notes due 2008	396.9	396.6
8.2% notes due 2008	388.4	388.4
5.50% Euro denominated notes due 2008	728.3	664.4
6.125% public notes due 2009	396.3	393.1
Zero coupon convertible subordinated debentures due 2010	26.6	26.3
6.75% public notes due 2011	993.2	992.8
6.375% public notes due 2011	1,491.2	1,490.7
6.50% British pound denominated public notes due 2011	285.4	285.3
7.0% debentures due 2013	86.3	86.2
2.75% convertible senior debentures due 2018(6)	2,928.2	—
Zero coupon convertible senior debentures due 2021(7)	0.7	1,944.6
3.125% convertible senior debentures due 2023(6)	1,463.2	—
7.0% public notes due 2028	493.3	493.2
6.875% public notes due 2029	782.8	782.5
6.50% British pound denominated public notes due 2031	441.3	438.9
Other(8)	439.1	484.8

Total debt	21,829.5	24,205.8
Less current portion	4,386.8	7,719.0

Long-term debt	$17,442.7	$16,486.8

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

11.    Commitments and Contingencies

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several ERISA actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry; some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of our former senior corporate management are subject to an investigation by, or are named as a defendant in a criminal case being prosecuted by, the U.S. Attorney for the District of New Hampshire. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. On February 13, 2003, one of Tyco's insurance carriers filed an action in the Supreme Court of the State of New York seeking to rescind certain directors and officers liability and fiduciary liability insurance policies issued to Tyco and its directors, officers and fiduciaries on the basis of alleged misrepresentations made by our former senior corporate management. On May 8, 2003 Tyco's negotiations with the Company's directors and officers liability insurance carriers and fiduciary carriers concluded with the filing of a notice of dismissal of this action. In exchange for a payment of additional policy premiums, Tyco maintained, at reduced overall limits of coverage, its available directors and officers liability insurance coverage and fiduciary insurance coverage for claims made during the 2001-2003 policy period. We are unable at this time to estimate what our ultimate liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial position, results of operations and liquidity.

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

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. See "Risk Factors" and Part II, Item 1. "Legal Proceedings" in our Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of March 31, 2003, we concluded that the best estimate within this range is approximately $269 million, of which $32 million is included in accrued expenses and other current liabilities and $237 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of March 31, 2003, there were approximately 12,000 asbestos liability cases pending against us and our subsidiaries.

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

12.    Shareholders' Equity

        Dividends—Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first two quarters of fiscal 2003 and fiscal 2002.

13.    Comprehensive (Loss) Income

        Total comprehensive (loss) income and its components are as follows, as restated for the adjustments described in Note 1 ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
Net income (loss)	$124.3	$(6,408.9)	$710.2	$(5,105.5)
Unrealized (loss) gain on securities, net of tax	(1.4)	80.7	(2.8)	81.6
Changes in fair values of derivatives qualifying as cash flow hedges	(0.3)	1.1	(2.1)	1.9
Foreign currency translation adjustment	187.6	(170.3)	637.9	(420.8)
Activity of discontinued operations	—	3.2	—	18.4

Total comprehensive income (loss)	$310.2	$(6,494.2)	$1,343.2	$(5,424.4)

14.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions):

	March 31, 2003		September 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Purchased materials and manufactured parts	$1,269.5	$1,269.5	$1,235.0	$1,234.6
Work in process	975.4	975.4	976.0	975.4
Finished goods	2,415.8	2,415.8	2,505.0	2,397.9

Inventories	$4,660.7	$4,660.7	$4,716.0	$4,607.9

Short-term investments	$371.6	$371.6	$93.5	$93.5
Contracts in process	453.3	453.3	409.6	408.5
Prepaid expenses and other	972.9	972.9	961.0	959.7

Other current assets	$1,797.8	$1,797.8	$1,464.1	$1,461.7

Construction in progress — TGN	$—	$—	$372.9	$372.9
TGN — placed in service	662.7	662.7	214.3	214.3
Accumulated depreciation TGN — placed in service	(18.2)	(18.2)	(5.6)	(5.6)

Tyco Global Network	$644.5	$644.5	$581.6	$581.6

Land	$548.7	$548.7	$548.0	$548.0
Buildings	2,732.1	2,732.1	2,708.8	2,708.8
Subscriber systems	4,851.1	4,851.1	4,711.6	4,614.6
Machinery and equipment	8,690.3	8,690.3	8,479.5	8,467.9
Leasehold improvements	364.8	364.8	363.9	363.9
Construction in progress	727.9	727.9	775.2	773.0
Accumulated depreciation	(8,079.2)	(8,079.2)	(7,617.5)	(7,615.2)

Property, plant and equipment, net	$9,835.7	$9,835.7	$9,969.5	$9,861.0

Long-term investments	$173.3	$173.3	$297.8	$297.8
Non-current portion of deferred income taxes	1,788.0	1,977.0	1,611.3	1,800.3
Non-current restricted cash	46.6	46.6	—	—
Other	1,417.3	1,417.3	1,548.6	1,451.1

Other assets	$3,425.2	$3,614.2	$3,457.7	$3,549.2

Deferred revenue—non-current portion	$1,197.6	$1,197.6	$1,195.8	$1,195.8
Deferred income taxes	1,060.7	1,151.5	1,078.7	985.6
Other	2,986.0	3,035.3	3,187.6	2,974.7

Other long-term liabilities	$5,244.3	$5,384.4	$5,462.1	$5,156.1

15.    Non-Controlled Entities

        The Company has programs under which it sells machinery and equipment and/or accounts receivable to investors (or affiliated companies) who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and is entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they are being evaluated for potential consolidation under FIN 46.

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

16.    Guarantees

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

        Following is a roll forward of the Company's warranty accrual for the quarter and six months ended March 31, 2003 ($ in millions).

	For the Quarter Ended March 31, 2003	For the Six Months Ended March 31, 2003
Balance at beginning of period	$477.3	$493.6
Accruals for warranties issued during the period	10.0	17.0
Changes in estimates related to pre-existing warranties	(3.8)	10.2
Settlements made	(45.0)	(82.5)
Additions due to acquisitions	—	0.2

Balance at end of period	$438.5	$438.5

17.    Tyco International Group S.A.

        TIG has issued public and private debt securities, which are fully and unconditionally guaranteed by Tyco. In accordance with SEC rules, the following presents condensed consolidating financial information for Tyco, TIG and all other subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares. All periods have been restated for the adjustments as described in Note 1.

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Quarter Ended March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$8,988.5	$—	$8,988.5
Cost of product sales	—	—	4,890.7	—	4,890.7
Cost of services	—	—	964.8	—	964.8
Selling, general and administrative expenses	101.3	0.3	2,368.7	—	2,470.3
Restructuring and other credits, net	—	(0.1)	(59.5)	—	(59.6)
Charges for the impairment of long-lived assets	—	—	87.2	—	87.2

Operating (loss) income	(101.3)	(0.2)	736.6	—	635.1
Interest income	0.4	8.6	12.8	—	21.8
Interest expense	(11.2)	(255.9)	(32.7)	—	(299.8)
Other income (expense), net	22.9	(8.7)	(75.6)	—	(61.4)
Equity in net income of subsidiaries	349.4	89.2	—	(438.6)	—
Intercompany interest and fees	(135.9)	256.4	(120.5)	—	—

Income before income taxes and minority interest	124.3	89.4	520.6	(438.6)	295.7
Income taxes	—	(0.1)	(170.3)	—	(170.4)
Minority interest	—	—	(1.0)	—	(1.0)

Net income	$124.3	$89.3	$349.3	$(438.6)	$124.3

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Quarter Ended March 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$8,607.1	$—	$8,607.1
Cost of product sales	—	—	4,840.4	—	4,840.4
Cost of services	—	—	791.9	—	791.9
Selling, general and administrative expenses	7.0	(1.7)	1,950.3	—	1,955.6
Restructuring and other charges, net	—	—	348.8	—	348.8
Charges for the impairment of long-lived assets	—	—	2,389.2	—	2,389.2

Operating (loss) income	(7.0)	1.7	(1,713.5)	—	(1,718.8)
Interest income	—	10.5	19.0	—	29.5
Interest expense	(19.7)	(223.8)	(11.6)	—	(255.1)
Other expense	(1.2)	—	(142.2)	—	(143.4)
Equity in net (loss) income of subsidiaries	(6,265.6)	499.1	—	5,766.5	—
Intercompany interest and fees	(115.4)	211.7	(96.3)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(6,408.9)	499.2	(1,944.6)	5,766.5	(2,087.8)
Income taxes	—	—	3.5	—	3.5
Minority interest	—	—	(1.6)	—	(1.6)

(Loss) income from continuing operations	(6,408.9)	499.2	(1,942.7)	5,766.5	(2,085.9)
Loss from discontinued operations of Tyco Capital, net of tax	—	—	(4,323.0)	—	(4,323.0)

Net (loss) income	$(6,408.9)	$499.2	$(6,265.7)	$5,766.5	$(6,408.9)

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Six Months Ended March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$17,915.9	$—	$17,915.9
Cost of product sales	—	—	9,684.0	—	9,684.0
Cost of services	—	—	1,903.5	—	1,903.5
Selling, general and administrative expenses	124.8	1.0	4,493.1	—	4,618.9
Restructuring and other credits, net	—	(0.1)	(63.0)	—	(63.1)
Charges for the impairment of long-lived assets	—	—	87.2	—	87.2

Operating (loss) income	(124.8)	(0.9)	1,811.1	—	1,685.4
Interest income	0.5	20.4	26.7	—	47.6
Interest expense	(24.4)	(521.3)	(43.1)	—	(588.8)
Other income (expense), net	22.9	(7.3)	(75.6)	—	(60.0)
Equity in net income of subsidiaries	1,107.1	398.3	—	(1,505.4)	—
Intercompany interest and fees	(271.1)	509.3	(238.2)	—	—

Income from continuing operations before income taxes and minority interest	710.2	398.5	1,480.9	(1,505.4)	1,084.2
Income taxes	—	(0.1)	(392.2)	—	(392.3)
Minority interest	—	—	(1.7)	—	(1.7)

Income from continuing operations	710.2	398.4	1,087.0	(1,505.4)	690.2
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Net income	$710.2	$398.4	$1,107.0	$(1,505.4)	$710.2

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Six Months Ended March 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$17,117.6	$—	$17,117.6
Cost of product sales	—	—	9,239.2	—	9,239.2
Cost of services	—	—	1,597.5	—	1,597.5
Selling, general and administrative expenses	13.5	(1.5)	3,771.2	—	3,783.2
Restructuring and other charges, net	—	—	368.7	—	368.7
Charges for the impairment of long-lived assets	—	—	2,389.7	—	2,389.7

Operating (loss) income	(13.5)	1.5	(248.7)	—	(260.7)
Interest income	0.2	15.2	33.7	—	49.1
Interest expense	(39.5)	(415.0)	(9.4)	—	(463.9)
Other expense	(1.2)	—	(146.5)	—	(147.7)
Equity in net (loss) income of subsidiaries	(4,791.8)	1,334.9	—	3,456.9	—
Intercompany interest and fees	(259.7)	398.5	(138.8)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(5,105.5)	1,335.1	(509.7)	3,456.9	(823.2)
Income taxes	—	(0.2)	(223.7)	—	(223.9)
Minority interest	—	—	(0.1)	—	(0.1)

(Loss) income from continuing operations	(5,105.5)	1,334.9	(733.5)	3,456.9	(1,047.2)
Loss from discontinued operations of Tyco Capital, net of tax	—	—	(4,058.3)	—	(4,058.3)

Net (loss) income	$(5,105.5)	$1,334.9	$(4,791.8)	$3,456.9	$(5,105.5)

CONSOLIDATING BALANCE SHEET (RESTATED)
March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$225.6	$967.8	$2,771.8	$—	$3,965.2
Restricted cash	—	445.5	14.8	—	460.3
Accounts receivable, net	0.1	0.1	5,827.2	—	5,827.4
Inventories	—	—	4,660.7	—	4,660.7
Intercompany receivables	177.3	214.5	5,424.5	(5,816.3)	—
Other current assets	—	372.1	2,448.7	—	2,820.8

Total current assets	403.0	2,000.0	21,147.7	(5,816.3)	17,734.4
Tyco Global Network, Net	—	—	644.5	—	644.5
Property, Plant and Equipment, Net	4.3	0.2	9,831.2	—	9,835.7
Goodwill	—	0.7	26,030.5	—	26,031.2
Intangible Assets, Net	—	—	5,844.6	—	5,844.6
Investment In Subsidiaries	41,641.5	32,721.7	—	(74,363.2)	—
Intercompany Loans Receivable	218.3	20,745.2	13,065.5	(34,029.0)	—
Other Assets	23.1	34.7	3,556.4	—	3,614.2

Total Assets	$42,290.2	$55,502.5	$80,120.4	$(114,208.5)	$63,704.6

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,457.9	$1,772.4	$156.5	$—	$4,386.8
Accounts payable	3.5	—	2,820.7	—	2,824.2
Accrued expenses and other current liabilities	90.5	273.4	4,289.2	—	4,653.1
Intercompany payables	4,956.1	468.4	391.8	(5,816.3)	—
Other	—	0.6	3,564.8	—	3,565.4

Total current liabilities	7,508.0	2,514.8	11,223.0	(5,816.3)	15,429.5
Long-Term Debt	—	16,487.0	955.7	—	17,442.7
Intercompany Loans Payable	9,315.0	3,750.5	20,963.5	(34,029.0)	—
Other Long-Term Liabilities	49.3	—	5,335.1	—	5,384.4

Total Liabilities	16,872.3	22,752.3	38,477.3	(39,845.3)	38,256.6
Minority Interest	—	—	30.1	—	30.1
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.8	—	(4.4)	—	399.4
Other shareholders' equity	25,014.1	32,750.2	36,937.4	(69,683.2)	25,018.5

Total Shareholders' Equity	25,417.9	32,750.2	41,613.0	(74,363.2)	25,417.9

Total Liabilities and Shareholders' Equity	$42,290.2	$55,502.5	$80,120.4	$(114,208.5)	$63,704.6

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$37.6	$2,970.7	$3,177.4	$—	$6,185.7
Restricted cash	—	181.4	14.8	—	196.2
Accounts receivable, net	—	0.1	5,831.8	—	5,831.9
Inventories	—	—	4,607.9	—	4,607.9
Intercompany receivables	277.3	101.2	3,949.5	(4,328.0)	—
Other current assets	—	93.9	2,723.8	—	2,817.7

Total current assets	314.9	3,347.3	20,305.2	(4,328.0)	19,639.4
Tyco Global Network, Net	—	—	581.6	—	581.6
Property, Plant and Equipment, Net	5.2	0.2	9,855.6	—	9,861.0
Goodwill	—	0.7	26,019.8	—	26,020.5
Intangible Assets, Net	—	—	5,805.8	—	5,805.8
Investment In Subsidiaries	39,871.4	32,005.4	—	(71,876.8)	—
Intercompany Loans Receivable	218.3	21,000.6	13,334.8	(34,553.7)	—
Other Assets	23.1	21.4	3,504.7	—	3,549.2

Total Assets	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$7,610.4	$108.6	$—	$7,719.0
Accounts payable	0.2	0.2	3,173.4	—	3,173.8
Accrued expenses and other current liabilities	35.8	267.2	4,993.5	—	5,296.5
Intercompany payables	3,434.9	514.6	378.5	(4,328.0)	—
Other	—	0.7	3,500.5	—	3,501.2

Total current liabilities	3,470.9	8,393.1	12,154.5	(4,328.0)	19,690.5
Long-Term Debt	3,519.1	11,876.5	1,091.2	—	16,486.8
Intercompany Loans Payable	9,315.0	4,019.8	21,218.9	(34,553.7)	—
Other Long-Term Liabilities	46.6	52.4	5,057.1	—	5,156.1

Total Liabilities	16,351.6	24,341.8	39,521.7	(38,881.7)	41,333.4
Minority Interest	—	—	42.8	—	42.8
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.6	—	(4.5)	—	399.1
Other shareholders' equity	23,677.7	32,033.8	35,167.5	(67,196.8)	23,682.2

Total Shareholders' Equity	24,081.3	32,033.8	39,843.0	(71,876.8)	24,081.3

Total Liabilities and Shareholders' Equity	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
Six Months Ended March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities from continuing operations	$1,303.5	$41.6	$761.5	—	$2,106.6
Net cash provided by operating activities from discontinued operations	—	—	20.0	—	20.0

Net cash provided by operating activities	$1,303.5	$41.6	$781.5	$—	2,126.6

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(566.1)	—	(566.1)
Construction in progress—Tyco Global Network	—	—	(89.0)	—	(89.0)
Acquisition of businesses	—	—	(34.6)	—	(34.6)
Acquisition of customer accounts (ADT dealer program)	—	—	(358.3)	—	(358.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(189.5)	—	(189.5)
Disposal of businesses	—	—	5.4	—	5.4
Cash invested in short-term investments	—	(278.1)	—	—	(278.1)
Net sale of long-term investments	0.1	—	54.4	—	54.5
Net increase in intercompany loans	—	(13.9)	—	13.9	—
Net increase in investment in subsidiaries	(2.4)	—	—	2.4	—
Increase in restricted cash	—	(264.1)	(46.6)	—	(310.7)
Other	—	—	81.4	—	81.4

Net cash used in investing activities	(2.3)	(556.1)	(1,142.9)	16.3	(1,685.0)

Cash Flows From Financing Activities:
Net repayments of debt	(1,062.8)	(1,488.4)	(109.3)		(2,660.5)
Proceeds from exercise of options	—	—	2.6	—	2.6
Dividends paid	(50.4)	—	—	—	(50.4)
Repurchase of Tyco common shares	—	—	(0.4)	—	(0.4)
Net financing from parent	—	—	13.9	(13.9)	—
Net capital contributions from parent	—	—	2.4	(2.4)	—
Other	—	—	(5.0)	—	(5.0)

Net cash used in financing activities	(1,113.2)	(1,488.4)	(95.8)	(16.3)	(2,713.7)

Effect of currency translation on cash	—	—	51.6	—	51.6
Net increase (decrease) in cash and cash equivalents	188.0	(2,002.9)	(405.6)	—	(2,220.5)
Cash and cash equivalents at beginning of period	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of period	$225.6	$967.8	$2,771.8	$—	$3,965.2

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
Six Months Ended March 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities from continuing operations	$(161.8)	$414.4	$2,283.6	$—	$2,536.2
Net cash provided by operating activities from discontinued operations	—	—	924.6	—	924.6

Net cash (used in) provided by operating activities	(161.8)	414.4	3,208.2	—	3,460.8

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(979.1)	—	(979.1)
Construction in progress—Tyco Global Network	—	—	(817.4)	—	(817.4)
Acquisition of businesses, net of cash acquired	—	—	(1,664.5)	—	(1,664.5)
Acquisition of customer accounts (ADT dealer program)	—	—	(546.2)	—	(546.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(376.4)	—	(376.4)
Net sale (purchase) of long-term investments	1.8	—	(13.7)	—	(11.9)
Net increase in intercompany loans	—	(5,496.7)	—	5,496.7	—
Net increase in investment in subsidiaries	(10.0)	—	—	10.0	—
Other	—	—	(178.7)	—	(178.7)

Net cash used in investing activities from continued operations	(8.2)	(5,496.7)	(4,576.0)	5,506.7	(4,574.2)
Net cash provided by investing activities from discontinued operations	—	—	2,251.2	—	2,251.2

Net cash used in investing activities	(8.2)	(5,496.7)	(2,324.8)	5,506.7	(2,323.0)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(10.1)	6,457.2	(1,265.4)	—	5,181.7
Proceeds from sale of common shares for acquisitions	501.6	—	(501.6)	—	—
Proceeds from exercise of options	58.2	—	123.1	—	181.3
Dividends paid	(49.7)	—	—	—	(49.7)
Repurchase of Tyco common shares	—	—	(765.8)	—	(765.8)
Net financing from parent	—	—	5,496.7	(5,496.7)	—
Repayment of intercompany note payable	(295.1)	—	295.1	—	—
Net capital contributions from parent.	—	—	10.0	(10.0)	—
Capital contribution to Tyco Capital.	—	—	(200.0)	—	(200.0)
Other	—	—	15.0	—	15.0

Net cash provided by financing activities from continuing operations	204.9	6,457.2	3,207.1	(5,506.7)	4,362.5
Net cash used in financing activities from discontinued operations	—	—	(1,762.8)	—	(1,762.8)

Net cash provided by financing activities	204.9	6,457.2	1,444.3	(5,506.7)	2,599.7

Effect of currency translation on cash	—	—	(31.0)	—	(31.0)
Net increase in cash and cash equivalents	34.9	1,374.9	2,296.7	—	3,706.5
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(1,451.3)	—	(1,451.3)
Cash and cash equivalents at beginning of period	1.4	37.0	1,741.7	—	1,780.1

Cash and cash equivalents at end of period	$36.3	$1,411.9	$2,587.1	$—	$4,035.3

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

Charges Relating to Prior Years and Quarters Recorded in the Quarter Ended March 31, 2003

        As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $434.5 million in that quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in Fire and Security Services segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustments (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement includes adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods to which they relate.

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

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also records the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002, and reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. The restatement also includes an adjustment to change the classification of a $20.0 million restitution payment from Other income (expense) in continuing operations to Income from discontinued operations of Tyco Capital in the Statement of Operations for the quarter ended December 31, 2002.

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

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with two members of former senior management, which were funded through split dollar life insurance policies. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to one of the officers upon his termination in fiscal 2002. As part of the restatement the Company has accrued $49.3 million and $46.6 million on our consolidated balance sheets as of March 31, 2003 and September 30, 2002, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to the terminated executive, as it is now recorded in fiscal years 2001 and 2000.

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

        The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions,

except per share data). The amounts previously reported are derived from the original Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

	For the Quarter Ended March 31, 2003		For the Quarter Ended March 31, 2002		For the Six Months Ended March 31, 2003		For the Six Months Ended March 31, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$7,199.7	$7,207.9	$7,000.0	$6,995.7	$14,369.9	$14,366.1	$13,977.6	$13,906.0
Service revenue	1,780.6	1,780.6	1,611.4	1,611.4	3,549.8	3,549.8	3,212.5	3,211.6

Net revenues	8,980.3	8,988.5	8,611.4	8,607.1	17,919.7	17,915.9	17,190.1	17,117.6
Cost of product sales	4,922.4	4,890.7	4,838.1	4,840.4	9,713.9	9,684.0	9,266.9	9,239.2
Cost of services	964.8	964.8	791.9	791.9	1,903.5	1,903.5	1,597.5	1,597.5
Selling, general and administrative expenses	3,234.1	2,470.3	1,887.1	1,955.6	5,334.2	4,618.9	3,852.4	3,783.2
Restructuring and other charges (credits), net	(59.6)	(59.6)	403.8	348.8	(63.1)	(63.1)	423.7	368.7
Charges for impairment of long-lived assets	23.3	87.2	2,351.7	2,389.2	23.3	87.2	2,351.7	2,389.7

Operating (loss) income	(104.7)	635.1	(1,661.2)	(1,718.8)	1,007.9	1,685.4	(302.1)	(260.7)
Interest income	21.8	21.8	29.5	29.5	47.6	47.6	49.1	49.1
Interest expense	(299.8)	(299.8)	(255.1)	(255.1)	(588.8)	(588.8)	(463.9)	(463.9)
Other (expense) income, net	(61.4)	(61.4)	(143.4)	(143.4)	(40.0)	(60.0)	(147.7)	(147.7)
Sale of common shares of a subsidiary	—	—	—	—	—	—	(39.6)	—

(Loss) income before taxes and minority interest	(444.1)	295.7	(2,030.2)	(2,087.8)	426.7	1,084.2	(904.2)	(823.2)
Income taxes	(22.8)	(170.4)	(23.2)	3.5	(267.4)	(392.3)	(216.0)	(223.9)
Minority interest	(1.0)	(1.0)	(1.6)	(1.6)	(1.7)	(1.7)	(0.1)	(0.1)

(Loss) income from continuing operations	(467.9)	124.3	(2,055.0)	(2,085.9)	157.6	690.2	(1,120.3)	(1,047.2)

(Loss) income from discontinued operations, net of tax	—	—	(4,323.0)	(4,323.0)	—	20.0	(4,058.3)	(4,058.3)

(Loss) income before cumulative effect of accounting change	(467.9)	124.3	(6,378.0)	(6,408.9)	157.6	710.2	(5,178.6)	(5,105.5)
Cumulative effect of accounting change	—	—	—	—	(206.7)	—	—	—

Net (loss) income	$(467.9)	$124.3	$(6,378.0)	$(6,408.9)	$(49.1)	$710.2	$(5,178.6)	$(5,105.5)

Basic net (loss) income per common share	$(0.23)	$0.06	$(3.20)	$(3.22)	$(0.02)	$0.36	$(2.61)	$(2.57)
Diluted net (loss) income per common share	(0.23)	0.06	(3.20)	(3.22)	(0.02)	0.35	(2.61)	(2.57)

	March 31, 2003		September 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Balance Sheets:
Current Assets:
Cash and cash equivalents	$3,965.2	$3,965.2	$6,186.8	$6,185.7
Restricted cash	460.3	460.3	196.2	196.2
Accounts receivable	5,828.2	5,827.4	5,848.6	5,831.9
Inventories	4,660.7	4,660.7	4,716.0	4,607.9
Other current assets	2,802.9	2,820.8	2,802.2	2,817.7

Total current assets	17,717.3	17,734.4	19,749.8	19,639.4
Tyco Global Network, Net	644.5	644.5	581.6	581.6
Property, Plant and Equipment, Net	9,835.7	9,835.7	9,969.5	9,861.0
Goodwill	26,031.2	26,031.2	26,093.2	26,020.5
Intangible Assets, Net	5,844.5	5,844.6	6,562.6	5,805.8
Other Assets	3,425.2	3,614.2	3,457.7	3,549.2

Total Assets	$63,498.4	$63,704.6	$66,414.4	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$4,386.8	$4,386.8	$7,719.0	$7,719.0
Accounts payable	2,824.2	2,824.2	3,170.0	3,173.8
Accrued expenses and other current liabilities	4,655.8	4,653.1	5,270.8	5,296.5
Contracts in process — billings in excess of cost	477.7	477.7	522.1	523.6
Deferred revenue	723.4	760.2	731.3	758.5
Income taxes payable	2,327.5	2,327.5	2,218.9	2,219.1

Total current liabilities	15,395.4	15,429.5	19,632.1	19,690.5
Long-Term Debt	17,442.7	17,442.7	16,486.8	16,486.8
Other Long-Term Liabilities	5,244.3	5,384.4	5,462.1	5,156.1

Total Liabilities	38,082.4	38,256.6	41,581.0	41,333.4

Minority Interest	30.1	30.1	42.8	42.8
Shareholders' Equity:
Common shares	399.4	399.4	399.1	399.1
Capital excess:
Share premium	8,149.4	8,149.4	8,146.9	8,146.9
Contributed surplus	15,083.0	15,083.0	15,042.7	15,042.7
Accumulated earnings	2,695.3	2,741.7	2,794.1	2,081.2
Accumulated other comprehensive loss	(941.2)	(955.6)	(1,592.2)	(1,588.6)

Total Shareholders' Equity	25,385.9	25,417.9	24,790.6	24,081.3

Total Liabilities and Shareholders' Equity	$63,498.4	$63,704.6	$66,414.4	$65,457.5

	For Six Months Ended March 31, 2003		For the Six Months Ended March 31, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Income from continuing operations	$157.6	$690.2	$(1,120.3)	$(1,047.2)
Net cash provided by operating activities	2,154.4	2,126.6	3,602.0	3,460.8
Purchase of property, plant and equipment	(595.0)	(566.1)	(988.3)	(979.1)
Construction in progress—Tyco Global Network	(89.0)	(89.0)	(817.4)	(817.4)
Acquisition of businesses, net of cash acquired	(34.6)	(34.6)	(1,664.5)	(1,664.5)
Acquisition of customer accounts (ADT dealer program)	(358.3)	(358.3)	(678.2)	(546.2)
Other investing activities	(637.0)	(637.0)	1,684.2	1,684.2

Net cash used in investing activities	(1,713.9)	(1,685.0)	(2,464.2)	(2,323.0)
Net cash (used in) provided by financing activities	(2,713.7)	(2,713.7)	2,599.7	2,599.7
Effect of currency translation on cash	51.6	51.6	(31.0)	(31.0)
Net (decrease) increase in cash and cash equivalents	(2,221.6)	(2,220.5)	3,706.5	3,706.5
Tyco capital's cash and cash equivalents transferred to discontinued operations	—	—	(1,451.3)	(1,451.3)
Cash and cash equivalents at beginning of period	6,186.8	6,185.7	1,779.2	1,780.1

Cash and cash equivalents at end of period	$3,965.2	$3,965.2	$4,034.4	$4,035.3

        The following table reflects the impact of the aforementioned adjustments on net revenues ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Net revenues, as previously reported	$8,980.3	$8,611.4	$17,919.7	$17,190.1
Adjustments:
Capitalized Costs	(9.8)	0.4	(9.9)	0.8
Asset Reserve Adjustments	11.1	—	—	—
Other Accounting Adjustments	6.9	(4.7)	6.1	(9.4)
TyCom Network Transaction	—	—	—	(63.9)

Increase (decrease) in net revenues	8.2	(4.3)	(3.8)	(72.5)

Net revenues, as restated	$8,988.5	$8,607.1	$17,915.9	$17,117.6

        The following table reflects the impact of the aforementioned adjustments on operating income (loss) and operating margins ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
Operating (loss) income, as previously reported	$(104.7)	$(1,661.2)	$1,007.9	$(302.1)
Adjustments:
Phase 2 Adjustments	—	—	—	36.1
Capitalized and Deferred Costs	179.5	(7.5)	173.2	(16.1)
Reconciliation Items	134.1	(1.6)	131.5	(4.6)
Adjustments to Accrual Balances	15.0	(0.3)	13.9	(0.7)
Asset Reserve Adjustments	18.5	(0.6)	7.4	(1.2)
Other Accounting Adjustments	102.4	(9.6)	97.7	(22.1)
Customer Contract Amortization Method	315.5	(25.5)	288.5	(49.2)
ADT Dealer Reimbursements	(81.7)	(25.4)	(84.8)	131.6
TyCom Network Transaction	—	18.0	—	(21.4)
Healthcare Divestiture Transaction	—	4.2	—	8.4
Insurance and Compensation Accrual Adjustments	56.5	(9.3)	50.1	(19.4)

Increase (decrease) in operating income (loss)	739.8	(57.6)	677.5	41.4

Operating income (loss), as restated	$635.1	$(1,718.8)	$1,685.4	$(260.7)

Operating Margins:
As previously reported	(1.2)%	(19.3)%	5.6%	(1.8)%
As restated	7.1	(20.0)	9.4	(1.5)

        The following table reflects the impact of the aforementioned adjustments on (loss) income from continuing operations before income taxes and minority interest ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
(Loss) income from continuing operations before income taxes and minority interest, as previously reported	$(444.1)	$(2,030.2)	$426.7	$(904.2)
Adjustments:
Gain on Issuance of TyCom Shares	—	—	—	39.6
Phase 2 Adjustments	—	—	—	36.1
Capitalized and Deferred Costs	179.5	(7.5)	173.2	(16.1)
Reconciliation Items	134.1	(1.6)	131.5	(4.6)
Adjustments to Accrual Balances	15.0	(0.3)	13.9	(0.7)
Asset Reserve Adjustments	18.5	(0.6)	7.4	(1.2)
Other Accounting Adjustments	102.4	(9.6)	97.7	(22.1)
Restitution Payment	—	—	(20.0)	—
Customer Contract Amortization Method	315.5	(25.5)	288.5	(49.2)
ADT Dealer Reimbursements	(81.7)	(25.4)	(84.8)	131.6
TyCom Network Transaction	—	18.0	—	(21.4)
Healthcare Divestiture Transaction	—	4.2	—	8.4
Insurance and Compensation Accrual Adjustments	56.5	(9.3)	50.1	(19.4)

Increase (decrease)	739.8	(57.6)	657.5	81.0

Income (loss) from continuing operations before income taxes and minority interest, as restated	$295.7	$(2,087.8)	$1,084.2	$(823.2)

        Charges Related to Current Period Changes in Estimates—The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in the Company's Consolidated Financial Statements include restructuring and other charges (credits), purchase accounting reserves, allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the events and circumstances giving rise to such changes occur.

        During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company previously recorded $471.4 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimated costs of settling legal, environmental and insurance obligations. The assessments were based on an analysis of the impact of circumstances that occurred during the quarter and on our assessment of the recoverability of certain assets and costs to settle certain liabilities. The assessments include changes in judgments relative to the adequacy of reserves and contingent liabilities. Concurrent with this review process and resulting assessments by management during the quarter, we decided to discontinue existing product lines and terminate information technology systems implementation project. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

        The Company has subsequently determined that the pre-tax charges of $471.4 million described above included charges of $71.5 million related to periods prior to the quarter ended March 31, 2003. These charges have been reversed from the quarter ended March 31, 2003 and are reflected as part of the restatement discussed above. In addition, it was subsequently determined that the $471.4 million was overstated by $11.2 million, which represents an appropriate item for the quarter ended March 31, 2003 that should not have been classified as part of the change in estimate. The impact of these items is to reduce the $471.4 million charge to a $388.7 million charge.

        The impact of the $388.7 million of charges on the Consolidated Statement of Operations is as follows:

Cost of sales	$(110.5)
Selling, general and administrative expense	(243.1)
Restructuring and other (credits) charges, net	59.6
Charges for the impairment of long-lived assets	(10.2)

Operating income	(304.2)
Other expense, net	(84.5)

Income from continuing operations before taxes and minority interest	$(388.7)

        The charges of $388.7 million include $139.6 million related to asset reserve valuations, $95.4 million of increased cost estimates for insurance accruals ($49.3 million for workers' compensation accruals and $46.1 million for product and general liability insurance accruals), $84.1 million related to an other than temporary decline in the value of investments, $62.3 million for other accounting estimate changes described below, environmental accruals of $18.0 million, legal accruals of $20.0 million, other various accruals of $15.2 million, $16.4 million for account write-offs included primarily in selling, general and administrative expenses, where we concluded that the recoverability of various asset balances had become doubtful and $10.2 million write-off representing capitalized external costs of a European financial computer system based on the Company's decision in the quarter to discontinue the new system under development and continue to use the existing system. We do not expect this change in strategy to negatively impact future business operations.

        The $139.6 million of adjustments for asset valuations includes $76.4 million write-down of inventories, $51.9 million increase for allowance for doubtful accounts and $11.3 million write-off of subscriber systems. The inventory charge of $76.4 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the quarter to exit certain product lines in our fire and security services business. The increase in the allowance for doubtful accounts of $51.9 million and the write-off of subscriber systems of $11.3 million was primarily due to the further deterioration in the accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems adjustments are included in cost of sales and the allowance for doubtful accounts is included in selling, general and administrative expenses. We do not expect these changes to have an adverse impact on future operations.

        The workers compensation and product and general liability changes in estimate are based on third party actuarial reviews of insurance liabilities. The charge of $95.4 million is included in selling, general and administrative expenses ($65.2 million) and cost of product sales ($30.2 million). This adjustment relates to changes in facts and circumstances occurring during the quarter ended March 31, 2003 which necessitate a change in assumptions and estimates. In particular, the Company identified trend data which required the Company to revise its assumptions as a result of an unanticipated increase in the number and changes in the nature of claims incurred and the rate of increase of medical costs, as well as the emergence of previously unanticipated new claims. In addition, the Company experienced an increase in workers' compensation expense, particularly in California, as a result of adverse legal developments toward employers.

        The $84.1 million investment write-down, included in other expense, net, primarily consists of a $75.6 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair value of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making their assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. The Company also recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 16). It is possible that the Company may have additional write-downs on other investments if market conditions continue recent negative trends.

        The $62.3 million for other accounting estimates includes a charge to selling, general and administrative expenses of $17.3 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12.1 million to write down company owned properties based on real estate assestments and purchase offers received in the current quarter for assets held for sale, $11.5 million of additional severance related to terminated executives, and $21.4 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

        An increase of $18.0 million due to increased environmental accruals resulting from the finalization of the Company's plan to remediate one of its manufacturing sites in the second quarter, $20.0 million to establish an accrual related to the estimated settlement amount for contractual disputes and other legal matters based on our determination that such amounts became both probable and estimable in the second quarter, and $15.2 million of other miscellaneous increased accrual estimates are primarily included in selling, general and administrative expenses.

        The above charges are partially offset by credits of $72.5 million, of which $59.6 million is included in costs of sales, related to restructuring charge reversals (discussed in Note 4) that arose during the second quarter of fiscal 2003.

        In addition to the $388.7 million noted above, the Company also recorded an expense of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance coverage negotiated with its third party insurance carriers during the quarter (see Note 11).

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

Overview

        Revenues increased 4.4% during the quarter ended March 31, 2003 to $8,988.5 million from $8,607.1 million in the quarter ended March 31, 2002. Tyco had income from continuing operations of $124.3 million for the quarter ended March 31, 2003, as compared to a loss from continuing operations of $2,085.9 million in the quarter ended March 31, 2002. Income from continuing operations for the quarter ended March 31, 2003 included charges totaling $534.5 million ($457.1 million after-tax) consisting of the following: (i) charges related to current period changes in estimates of $388.7 million, which arose from the Company's ongoing program of intensified internal audits and detailed controls and operating reviews (includes restructuring credits of $72.5 million, of which $12.9 million is included in cost of sales, impairment charges of $10.2 million, a loss on investments of $75.6 million, and expense of $8.5 million related to a guarantee of an equity investee, both of which are included in other expense, net); (ii) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance; (iii) impairment charges of $77.0 million; and (iv) other income of $22.7 million from the early extinguishment of debt. Loss from continuing operations for the quarter ended March 31, 2002 included charges totaling $3,132.7 million ($3,031.9 million after-tax) consisting of the following: (i) impairment charges of $2,389.2 million primarily related to the write-down of the Tyco Global Network ("TGN"); (ii) restructuring and other charges of $600.1 million, of which $251.3 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iii) a loss on the write-off of investments of $141.0 million; and (iv) other expense of $2.4 million from the early extinguishment of debt.

        Revenues increased 4.7% during the six months ended March 31, 2003 to $17,915.9 million from $17,117.6 million in the six months ended March 31, 2002. Tyco had income from continuing operations of $690.2 million in the six months ended March 31, 2003, as compared to a loss from continuing operations of $(1,047.2) million in the six months ended March 31, 2002. Income from continuing operations for the six months ended March 31, 2003 included charges totaling $529.4 million ($453.5 million after-tax) consisting of the following: (i) charges related to current period changes in estimates of $388.7 million, which arose from the Company's ongoing program of intensified internal audits and detailed controls and operating reviews (includes restructuring credits of $72.5 million, of which $12.9 million is included in cost of sales, impairment charges of $10.2 million, a loss on investments of $75.6 million, and expense of $8.5 million related to a guarantee of an equity investee, both of which are included in other expense, net); (ii) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance; (iii) impairment charges of $77.0 million; (iv) restructuring credits of $3.7 million, of which $0.2 million is included in cost of sales; and (v) other income of $24.1 million from the early extinguishment of debt. Loss from continuing operations for the six months ended March 31, 2002 included charges totaling $3,163.2 million

($3,053.6 million after-tax) consisting of the following: (i) impairment charges of $2,389.7 million primarily related to the write-down of the TGN; (ii) restructuring and other charges of $625.8 million, of which $257.1 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iii) a loss on the write-off of investments of $141.0 million; (iv) and other expense of $6.7 million from the early extinguishment of debt.

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

        The following table details net revenues and earnings for the quarters and six months ended March 31, 2003 and 2002 ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
Revenue from product sales	$7,207.9	$6,995.7	$14,366.1	$13,906.0
Service revenue	1,780.6	1,611.4	3,549.8	3,211.6

Net revenues	$8,988.5	$8,607.1	$17,915.9	$17,117.6

Total operating income (loss)	$635.1	$(1,718.8)	$1,685.4	$(260.7)
Interest income	21.8	29.5	47.6	49.1
Interest expense	(299.8)	(255.1)	(588.8)	(463.9)
Other expense, net	(61.4)	(143.4)	(60.0)	(147.7)

Income (loss) from continuing operations before income taxes and minority interest	295.7	(2,087.8)	1,084.2	(823.2)
Income taxes	(170.4)	3.5	(392.3)	(223.9)
Minority interest	(1.0)	(1.6)	(1.7)	(0.1)

Income (loss) from continuing operations	124.3	(2,085.9)	690.2	(1,047.2)
Income (loss) from discontinued operations of Tyco Capital, net of tax income	—	(4,323.0)	20.0	(4,058.3)

Net income (loss)	$124.3	$(6,408.9)	$710.2	$(5,105.5)

        Net revenues increased $381.4 million, or 4.4%, to $8,988.5 million in the second quarter of fiscal 2003, and increased $798.3 million, or 4.7%, to $17,915.9 million in the six months ended March 31, 2003. For the quarter ended March 31, 2003, the increase in revenue at Fire and Security Services, Healthcare, and Plastics and Adhesives in the aggregate exceeded the decrease in revenue in the Engineered Products and Services segment, resulting in an overall increase in revenues. Revenue at our Electronics segment remained level quarter over quarter. For the six months ended March 31, 2003, the increases in revenue at Fire and Security Services, Healthcare, Engineered Products and Services, and Plastics and Adhesives in the aggregate exceeded the decrease in revenue in the Electronics segment, resulting in an overall increase in revenues. Operating income for the quarter ended March 31, 2003 increased $2,353.9 million to income of $635.1 million as compared to a loss of $1,718.8 million in the prior year's quarter. Operating income for the six months ended March 31, 2003 increased $1,946.1 million to $1,685.4 million from a loss of $260.7 million. Operating income and margins declined in each of our business segments, most notably in Fire and Security Services and Engineered Products and Services. We expect total revenues and operating income to increase during the next quarter primarily as a result of our continued focus on increasing organic growth, the timing of backlog executions, seasonal trends, and cost-cutting initiatives implemented in prior periods.

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

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Sales and Operating Income and Margins

Fire and Security Services

        The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

	For the Quarters Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$1,242.5	$1,195.8
Service revenue	1,527.1	1,374.1

Net revenues	$2,769.6	$2,569.9

Operating (loss) income	$(178.4)	$271.8
Operating margins	(6.4)%	10.6%

        Net revenues in the Fire and Security Services segment increased 7.8% in the quarter ended March 31, 2003 over the quarter ended March 31, 2002, including a 3.9% increase in product revenue and an 11.1% increase in service revenue. The increase in net revenues was due to favorable changes in foreign currency exchange rates and, to a lesser extent, security account growth related to the ADT dealer program. Excluding a $150.4 million increase from foreign currency fluctuations, revenue from customer accounts acquired through the ADT dealer program (the Company purchases residential monitoring contracts from an external network of dealers) and all acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the segment decreased 2.7% from $2,540.5 million for the quarter ended March 31, 2002 to $2,472.8 million for the quarter ended March 31, 2003. Although, our net revenue growth has historically been due to acquisitions (including the ADT dealer program), our current strategy is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the ADT dealer program in key geographic areas as well as by growth in our fire prevention and suppression contracting businesses worldwide.

        Operating income and margins significantly decreased in the quarter ended March 31, 2003 over the quarter ended March 31, 2002 due to charges of $294.9 million related to current period changes in estimates, which includes $167.1 million (also includes impairment of property, plant and equipment of $10.2 million) primarily related to the adjustments of accrual balances such as workers compensation, professional fees, and environmental exposure (includes $2.0 million restructuring credit due to costs being less than anticipated), $89.4 million primarily due to adjusting reserves for doubtful accounts and slow and non-moving inventory, and $38.4 million of other accounting adjustments primarily related to deferred commissions. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. Operating income for the quarter ended March 31, 2003 also includes a $77.0 million charge related primarily to the impairment of intangible assets in two geographic regions associated with the ADT dealer program. The decrease in operating income was also caused by an incremental increase in depreciation and amortization expense in our security business amounting to $48 million, reflecting the impact of growth in the subscriber asset and dealer asset base during the past year as well as increased amortization related to acquisitions. In addition, the decline resulted from a year over year decline in operating income of $42 million in the European security business primarily reflecting allowance for doubtful accounts and other expenses related to higher than expected attrition rates; a weaker worldwide fire and contracting environment, particularly in the retail sector; and decreased capacity utilization in our manufacturing business.

        Attrition rates for customers in our global electronic security services business averaged 14.4% on a trailing twelve-month basis for the quarter ended March 31, 2003, as compared to 13.2% for the full year of fiscal 2002. This increase primarily relates to customer accounts acquired through the ADT dealer program.

        Operating income and margins for the quarter ended March 31, 2002 include restructuring charges of $14.3 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions and a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue, and a charge of $0.5 million related to the impairment of property, plant and equipment.

Electronics

        The following table sets forth revenues and operating income and margins for the Electronics segment ($ in millions):

	For the Quarters Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$2,390.6	$2,393.4
Service revenue	111.4	100.5

Net revenues	$2,502.0	$2,493.9

Operating income (loss)	$357.3	$(2,570.8)
Operating margins	14.3%	(103.1)%

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

        The significant increase in operating income and margins for the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002 was primarily due to charges totaling $2,939.5 million (discussed below) that were included in the prior year's quarter. Operating income for the quarter ended March 31, 2003 includes a net credit of $17.3 million related to changes in estimates, consisting of restructuring credits of $54.8 million to accruals primarily relating to the completion of certain restructuring actions for less than the original estimates, of which $12.9 million is included in cost of sales, $14.9 million related to the adjustments of accrual balances, $12.7 million related to reconciliation items in the current period, and $9.9 million of other accounting adjustments related to M/A-COM. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

        Operating income and margins for the quarter ended March 31, 2002 include charges for the impairment of property, plant and equipment of $2,383.0 million primarily related to the write-down of the TGN and the closure of certain facilities. The results also include restructuring charges of $556.5 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

Healthcare

        The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

	For the Quarters Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$2,120.6	$1,947.0
Service revenue	16.7	21.3

Net revenues	$2,137.3	$1,968.3

Operating income	$520.7	$452.9
Operating margins	24.4%	23.0%

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

        The 15.0% increase in operating income and increase in margins in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was due primarily to the favorable sales impacts noted above, favorable manufacturing variances as a result of increased production volumes, favorable foreign currency exchange rates, and our continued focus on maximizing operating efficiencies. Operating income for the quarter ended March 31, 2003 also includes a net charge of $7.7 million related to current period changes in estimates, which includes a restructuring reversal of $4.7 million to accruals due to costs being less than anticipated, $8.2 million related to asset reserves for inventory, $3.5 million of reconciliation items related to the current period, and $0.7 million for the adjustments to accrual balances related to workers compensation in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

        Operating income and margins for the quarter ended March 31, 2002 include charges of $7.8 million, related to the write-off of legal and other deal costs associated with an acquisition that was not completed.

Engineered Products and Services

        The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Quarters Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$965.7	$981.0
Service revenue	125.4	115.5

Net revenues	$1,091.1	$1,096.5

Operating (loss) income	$72.1	$142.5
Operating margins	6.6%	13.0%

        Net revenues for the Engineered Products and Services segment decreased 0.5% in the quarter ended March 31, 2003 over the quarter ended March 31, 2002, including a 1.6% decrease in product revenue and a 8.6% increase in service revenue. The decrease in net revenue was primarily due to weak conditions in Tyco Flow Control's and Tyco Electrical and Metal Products' major markets, most notably in non-residential construction, in addition to lower levels of capital expenditures for environmental, construction, and telecommunications projects by our customers. Excluding a $60.6 million increase from foreign currency exchange fluctuations, the acquisition of Clean Air Systems in February 2002, and all other acquisitions with a purchase price of $10 million or more, revenue (calculated in the manner described above in "Overview") for the segment decreased 6.9% from $1,106.4 million for the quarter ended March 31, 2002 to $1,030.5 million for the quarter ended March 31, 2003.

        The significant decrease in operating income and margins in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was due primarily to charges of $48.0 million related to current period changes in estimates, which includes $33.9 million related to the adjustments to workers compensation and health insurance accruals, $7.5 million associated with asset reserves and $6.6 million primarily related to reconciling items in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. The decrease is also due to the effects of lower revenue as described above; competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products; and increased raw material costs.

        Operating income and margins for the quarter ended March 31, 2002 includes restructuring and other charges of $6.8 million, and charges of $5.7 million for the impairment of property, plant and equipment, primarily related to the termination of employees and the shut down of facilities associated with a restructuring plan.

Plastics and Adhesives

        The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Quarters Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$488.5	$478.5
Operating income	$41.9	$47.4
Operating margins	8.6%	9.9%

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

        The 11.6% decrease in operating income and decrease in operating margins in the quarter ended March 31, 2003 over the quarter ended March 31, 2002 was primarily due to charges of $6.0 million related to current period changes in estimates, which includes $4.0 million for the adjustments to accrual balances, $2.4 million related to reconciliation items, and a restructuring credit of $0.4 million to asset reserves due to costs being less than anticipated. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. The results also include higher raw material costs, increased pricing competition, a less favorable sales mix, and negative manufacturing variances. These costs were partially offset by favorable selling, general and administrative costs as our business implements various cost saving initiatives and decreased sales commission expense due to volume shortfalls.

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

Corporate Expenses

        Corporate expenses were $178.5 million and $62.6 million in the quarters ended March 31, 2003 and 2002, respectively. Corporate expenses for the current period include charges of $100.8 million, which includes a $91.5 million incremental increase in directors and officers insurance (see Note 1—"Basis of Presentation and Restatement" and Note 11—"Committments and Contingencies" to the Consolidated Financial Statements), and $19.9 million of charges related to changes in estimates primarily related to a severance accrual for corporate employees. Also included within the $100.8 million is a restructuring credit of $10.6 million ($8.7 million to accruals and $1.9 million to asset reserves) due to costs being less than anticipated, which is also a change in estimates. In addition, the increase in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 was partially due to increased insurance costs and professional fees.

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

Income Tax Expense

        Income tax expense was $170.4 million on pre-tax income of $295.7 million for the quarter ended March 31, 2003 as compared to an income tax credit of $3.5 million on pre-tax loss of $2,087.8 million for the quarter ended March 31, 2002. The difference in the rate is primarily the result of a decrease in losses in low tax jurisdictions partially offset by an increase in the valuation allowance for deferred tax assets of approximately $150.0 million due to the uncertainty of the utilization of certain non-U.S. deferred tax assets.

        The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. It further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.

        As a result of the charges related to the current period changes in estimates which arose from the Company's ongoing program of intensified internal audits and detail controls and operating reviews ("charges"), as well as charges related to prior years initially recorded in the year ending September 30, 2002, certain non-U.S. subsidiaries now have cumulative losses in the most recent years. Hence, the Company concluded that an additional valuation allowance was needed and recorded a non cash charge to increase the valuation allowance to offset certain deferred tax assets relating to these charges.

        The tax benefit on restructuring and other charges was $77.4 million and $100.8 million in the quarters ended March 31, 2003 and 2002, respectively.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Sales and Operating Income and Margins

Fire and Security Services

        The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

	For the Six Months Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$2,511.7	$2,326.1
Service revenue	3,017.2	2,724.5

Net revenues	$5,528.9	$5,050.6

Operating (loss) income	$38.8	$605.0
Operating margins	0.7%	12.0%

        Net revenues in the Fire and Security Services segment increased 9.5% in the six months ended March 31, 2003 over the six months ended March 31, 2002, including an 8.0% increase in product revenue and a 10.7% increase in service revenue. The increase in net revenues was due to fiscal 2002 acquisitions and customer contracts purchased through the ADT dealer program, in addition to favorable foreign currency exchange rates. Significant acquisitions included SBC/Smith Alarm Systems in October 2001, and DSC Group and Sensormatic in November 2001. Excluding a $220.0 million increase from foreign currency fluctuations, revenue from customer accounts acquired through the ADT dealer program, the acquisitions listed above and all other acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the segment decreased 3.3% from $5,206.1 million for the six months ended March 31, 2002 to $5,034.1 million for the six months ended March 31, 2003. Although, our net revenue growth has historically been due to acquisitions (including the ADT dealer program), our current strategy is to grow our existing business. We plan to do this by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the ADT dealer program in key geographic areas as well as by growth in our fire prevention and suppression contracting businesses worldwide.

        Operating income and margins decreased significantly in the six months ended March 31, 2003 over the six months ended March 31, 2002 due to charges of $294.9 million related to current period changes in estimates, which includes $167.1 million (also includes impairment of property, plant and equipment of $10.2 million) primarily related to the adjustments to accrual balances such as dismantlement provision, workers compensation, professional fees, and environmental exposure (includes $2.0 million restructuring credit due to costs being less than anticipated), $89.4 million primarily due to adjusting reserves for doubtful accounts and slow and non-moving inventory, and $38.4 million of other accounting adjustments primarily related to deferred commissions. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. Operating income for the six months ended March 31, 2003 also includes a $77.0 million charge primarily related to the impairment of intangible assets in two geographic regions associated with the ADT dealer program. The decrease was also due to increased depreciation and amortization expense in the security business due to growth in the subscriber asset and dealer asset base as well as the impact of the acquisitions of Sensormatic and DSC in fiscal 2002; decline in operating income in the European security business; and a weaker worldwide fire and contracting environment.

        Attrition rates for customers in our global electronic security services business averaged 14.4% on a trailing twelve-month basis for the quarter ended March 31, 2003, as compared to 13.2% for the full year of fiscal 2002. This increase primarily relates to customer accounts acquired through the ADT dealer program.

        Operating income and margins for the six months ended March 31, 2002 include restructuring charges of $22.1 million primarily related to severance associated with the closure of existing facilities that had become redundant due to acquisitions, a charge of $13.8 million related to the write-up of inventory under purchase accounting, which is included in cost of revenue and a charge of $1.0 million related to impairment of property, plant and equipment.

Electronics

        The following table sets forth revenues and operating income (loss) and margins for the Electronics segment ($ in millions):

	For the Six Months Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$4,816.6	$5,016.7
Service revenue	213.7	230.6

Net revenues	$5,030.3	$5,247.3

Operating income (loss)	$649.2	$(2,085.0)
Operating margins	12.9%	(39.7)%

        Net revenues for the Electronics segment decreased 4.1% in the six months ended March 31, 2003 compared with the six months ended March 31, 2002, including a 4.0% decrease in product revenue and a 7.3% decrease in service revenue, as a result of further softening in customer demand in the markets we serve and completion of third-party undersea fiber optic system installations. Revenues at the electronics components group increased $231.8 million, or 4.9% due primarily to the favorable impact of foreign currency exchange rates. Revenues at the segment's Telecommunications business declined $448.8 million, or 89.1%, due to completion of third-party undersea fiber optic system installations in the prior year and a lack of demand in the current year for third-party system builds. Excluding a $233.3 million increase from foreign currency fluctuations and the acquisitions of Transpower Technologies in November 2001, CII in January 2002, and all other acquisitions with a purchase price of $10 million or more, revenue (calculated in the manner described above in "Overview") for the segment decreased 9.8% from $5,316.2 million for the six months ended March 31, 2002 to $4,797.0 million for the six months ended March 31, 2003.

        The increase in operating income and margins for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002 was due to unusually low operating income in the prior year, primarily as a result of charges totaling $2,939.5 million (discussed below) that were recorded in the six months ended March 31, 2002. Operating income and margins decreased year over year also as a result of the decrease in net revenue noted above. Additionally, we recorded net restructuring credits of $56.5 million, of which $12.9 million has been included in cost of sales, in the six months ended March 31, 2003 due to completion of restructuring actions for less than originally anticipated, and charges of $37.5 million related to current period changes in estimates, which includes $14.9 million related to the adjustments to accrual balances, $12.7 million of reconciliation items related to the current period, and $9.9 million of other accounting adjustments related to M/A-COM. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

        Operating income and margins for the six months ended March 31, 2002 include charges for the impairment of property, plant and equipment of $2,383.0 million primarily related to the write-down of the TGN and the closure of certain facilities. Also includes restructuring charges of $556.5 million, of which $237.5 million is included in cost of revenue, related to the write-down of inventory and certain facility closures.

Healthcare

        The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

	For the Six Months Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$4,108.6	$3,703.7
Service revenue	34.1	35.0

Net revenues	$4,142.7	$3,738.7

Operating income	$968.1	$926.3
Operating margins	23.4%	24.8%

        Net revenues for the Healthcare segment increased 10.8% in the six months ended March 31, 2003 over the six months ended March 31, 2002, including a 10.9% increase in product revenue and a 2.6% decrease in service revenue. The increase in net revenues resulted primarily from organic growth and, to a lesser extent, favorable foreign currency exchange rates. Strong organic growth was due to the following: increases in the surgical sector concurrent with the award of the Consorta contract and continued organic growth within certain surgical stapling lines; increases in the medical sector; new product launches in sharps; higher demand in the ultrasound market; increases in imaging and pharmaceuticals; increases in the International division as a result of favorable sales to European governments, and; strong respiratory and medical sales in Japan, and increased sales in other Asia-Pacific countries. These sales increases were partially offset by a decrease in the retail business' diaper product line due to the adverse impact of new package down-counts, which were implemented on an industry-wide basis. Excluding a $118.8 million increase from foreign currency exchange fluctuations, the acquisition of Paragon Trade Brands ("Paragon") in January 2002 and the divestiture of Surgical Dynamics, Inc. in July 2002, revenue (calculated in the manner described above in the "Overview") for the Healthcare segment increased an estimated 5.9% from $3,542.3 million for the six months ended March 31, 2002 to $3,751.2 million for the six months ended March 31, 2003.

        The 4.5% increase in operating income in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was due primarily to acquisitions completed in fiscal 2002, favorable foreign currency exchange rates and, to a lesser extent, favorable sales performance and manufacturing variances and our continued focus on optimizing operating expenses. Offsetting the effect of those items and contributing to the decrease in operating margins were increased legal fees, higher sales and marketing expense as a result of program development aimed at supporting organic growth initiatives. Additionally, during the six months ended March 31, 2003, we recorded restructuring credits of $6.7 million, of which $0.2 million has been included in cost of sales, and $12.4 million of charges related to current period changes in estimates, which includes $8.2 million related to asset reserves for inventory, $3.5 million of reconciliation items related to the current period, and $0.7 million for the adjustments to accrual balances related to workers compensation in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews.

        Operating income and margins for the six months ended March 31, 2002 include charges of $7.8 million, related to the write-off of legal and other deal costs associated with an acquisition that was not completed.

Engineered Products and Services

        The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Six Months Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$1,990.1	$1,942.0
Service revenue	284.8	221.5

Net revenues	$2,274.9	$2,163.5

Operating income	$193.1	$272.0
Operating margins	8.5%	12.6%

        Net revenues for the Engineered Products and Services segment increased 5.1% in the six months ended March 31, 2003 over the six months ended March 31, 2002, including a 2.5% increase in product revenue and a 28.6% increase in service revenue. The increase in net revenue was primarily due to the favorable impact of foreign currency exchange rates and, to a lesser extent, the effect of acquisitions. Acquisitions included Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems in February 2002. Excluding a $88.4 million increase from foreign currency exchange fluctuations, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, revenues (calculated in the manner described above in "Overview") for the segment decreased 0.8% from $2,204.7 million for the six months ended March 31, 2002 to $2,186.5 million for the six months ended March 31, 2002.

        The 29.0% decrease in operating income and the decrease in margins in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was due primarily to charges of $48.0 million related to current period changes in estimates, which includes $33.9 million related to the adjustments to workers compensation and health insurance accruals, $7.5 million associated with asset reserves and $6.6 million primarily related to reconciling items in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews; lower volume; competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products; and increased raw material costs.

        Operating income and margins for the six months ended March 31, 2002 includes restructuring and other charges of $24.7 million, of which $5.8 million is included in cost of sales, and charges of $5.7 million for the impairment of long-lived assets, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line.

Plastics and Adhesives

        The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Six Months Ended March 31,
	2003	2002
	(restated)
Revenue from product sales	$939.1	$917.5
Operating income	$85.3	$140.5
Operating margins	9.1%	15.3%

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

        The 39.3% decrease in operating income and decrease in operating margins in the six months ended March 31, 2003 over the six months ended March 31, 2002 was primarily due to increased raw material costs, increased pricing competition, a less favorable sales mix, and negative manufacturing variances, in addition to charges of $6.0 million related to current period changes in estimates, which includes $4.0 million for the adjustments to accrual balances, $2.4 million related to reconciliation items, and a restructuring credit of $0.4 million due to costs being less than anticipated. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, charges as a result of applying management's judgments and estimates and detailed controls and operating reviews. These costs were partially offset by favorable selling, general and administrative costs as our business implements various cost saving initiatives and decreased sales commission expense due to volume shortfalls.

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

Corporate Expenses

        Corporate expenses were $249.1 million and $119.5 million in the six months ended March 31, 2003 and 2002, respectively. Corporate expenses for the current period include charges of $100.8 million, which includes a $91.5 million incremental increase in directors and officers insurance (see Note 1—"Basis of Presentation and Restatement" and Note 11—"Committments and Contingencies" to the Consolidated Financial Statements), and $19.9 million of charges related to changes in estimates primarily related to a severance accrual for corporate employees. Also included within the $100.8 million is a restructuring credit of $10.6 million due to costs being less than anticipated, which is also a change in estimate. Current period corporate expenses also include charges of $38.5 million related to internal investigation fees, and charges associated with the severance of corporate employees. In addition, the increase in the six months ended March 31, 2003 as compared to the six months ended March 31, 2002 was partially due to increased insurance costs and professional fees.

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

Income Tax Expense

        Income tax expense was $392.3 million on pre-tax income of $1,084.2 million for the six months ended March 31, 2003 as compared to income tax expense of $223.9 million on pre-tax loss of $823.2 million for the six months ended March 31, 2002. The difference in the rate is primarily the result of a decrease in losses in low tax jurisdictions partially offset by an increase in valuation allowance for deferred tax assets of approximately $160 million due to the uncertainty of the utilization of certain non-U.S. deferred tax assets.

        The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. It further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.

        As a result of the charges related to the current period changes in estimates which arose from the Company's ongoing program of intensified internal audits and detail controls and operating reviews ("charges"), as well as charges related to prior years initially recorded in the year ending September 30, 2002, certain non-U.S. subsidiaries now have cumulative losses in the most recent years. Hence, the Company concluded that an additional valuation allowance was needed and recorded a non cash charge to increase the valuation allowance to offset certain deferred tax assets relating to these charges.

        The tax benefit on restructuring and other charges was $75.9 million and $109.6 million in the six months ended March 31, 2003 and 2002, respectively.

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

	For the Quarter Ended March 31, 2002	For the Six Months Ended March 31, 2002
Finance income	$1,106.7	$2,304.7
Interest expense	352.0	725.0

Net finance income	754.7	1,579.7
Depreciation on operating lease equipment	310.2	648.7

Net finance margin	444.5	931.0
Provision for credit losses	195.0	307.9

Net finance margin, after provision for credit losses	249.5	623.1
Other income	232.0	477.1

Operating margin	481.5	1,100.2
Selling, general, administrative and other costs and expenses	234.2	472.8
Goodwill impairment	4,512.7	4,512.7

Loss before income taxes and minority interest	(4,265.4)	(3,885.3)
Income taxes	(65.8)	(188.2)
Minority interest	(2.7)	(5.0)

Loss as previously reported	(4,333.9)	(4,078.5)
Corporate overhead costs allocated	7.2	15.4
Inter-company interest expense	3.7	4.8

Loss from discontinued operations	$(4,323.0)	$(4,058.3)

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

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(restated)		(restated)
($ in millions)
Operating (loss) income from continuing operations	$635.1	$(1,718.8)	$1,685.4	$(260.7)
Non-cash restructuring and other (credits) charges	(33.7)	261.2	(33.7)	267.0
Charges for the impairment of long-lived assets	87.2	2,389.2	87.2	2,389.7
Depreciation and amortization(1)	566.3	517.1	1,095.6	1,010.1
Net (decrease) increase in deferred income taxes	53.0	(28.8)	305.6	(127.9)
Less:
Net decrease (increase) in working capital, excluding current maturities of debt(2)	355.2	443.1	(248.4)	(268.6)
Decreases in the sale of accounts receivable programs	(16.1)	(28.0)	(96.5)	(28.0)
Interest income	21.8	29.5	47.6	49.1
Interest expense	(299.8)	(255.1)	(588.8)	(463.9)
Income tax expense	(170.4)	3.5	(392.3)	(223.9)
Other, net	131.7	27.8	244.9	193.3

Cash flow from operating activities from continuing operations	1,330.3	1,640.7	2,106.6	2,536.2
Cash flow from operating activities from discontinued operations	20.0	690.3	20.0	924.6

Cash provided by operating activities	$1,350.3	$2,331.0	$2,126.6	$3,460.8

Other cash flow items:
Capital expenditures(3)	$(261.3)	$(413.4)	$(566.1)	$(979.1)
Dividends paid	(25.2)	(25.3)	(50.4)	(49.7)
Decreases in the sale of accounts receivable programs	16.1	28.0	96.5	28.0
Construction of Tyco Global Network	(2.5)	(255.7)	(89.0)	(817.4)
Acquisition of customer accounts	(163.7)	(248.7)	(358.3)	(546.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	(77.7)	(157.7)	(189.5)	(376.4)

(1)
This amount is the sum of depreciation of tangible property ($366.4 million and $371.5 million for the quarters ended March 31, 2003 and 2002, and $726.8 million and $730.6 million for the six months ended March 31, 2003 and 2002, respectively) and amortization of intangible assets ($199.9 million and $145.6 million for the quarters ended March 31, 2003 and 2002, and $368.8 million and $279.5 million for the six months ended March 31, 2003 and 2002, respectively).

(2)
This amount includes cash paid out for restructuring and other charges of $131.1 million and $91.1 million for the quarters ended March 31, 2003 and 2002, and $290.1 million and $182.0 million for the six months ended March 31, 2003 and 2002, respectively.

(3)
This amount is net of proceeds of $29.5 million received in sale-leaseback transactions during the six months ended March 31, 2002. It is also net of proceeds of $37.1 million and $42.8 million for the quarters ended March 31, 2003 and 2002, and $66.0 million and $58.2 million for the six months ended March 31, 2003 and 2002, respectively, received in sale/disposition of property, plant and equipment.

        The following table shows cash flow from operating activities and other cash flow items by segment, as restated, for the six months ended March 31, 2003.

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate	Total
Operating (loss) income from continuing operations	$38.8	$649.2	$968.1	$193.1	$85.3	$(249.1)	$1,685.4
Non-cash restructuring credits	—	(31.6)	(0.2)	—	—	(1.9)	(33.7)
Charges for the impairment of long-lived assets	87.2	—	—	—	—	—	87.2
Depreciation	310.6	213.4	124.8	52.3	20.1	5.6	726.8
Intangible assets amortization	301.7	32.3	32.4	2.1	0.3	—	368.8

Depreciation and amortization	612.3	245.7	157.2	54.4	20.4	5.6	1,095.6
Deferred income taxes	—	—	—	—	—	305.6	305.6
Net decrease (increase) in working capital and other(1)	26.0	(75.8)	(51.8)	(195.3)	19.3	274.1	(3.5)
Decreases in sale of accounts receivable programs	7.1	(1.6)	(27.0)	—	—	(75.0)	(96.5)
Interest income	—	—	—	—	—	47.6	47.6
Interest expense	—	—	—	—	—	(588.8)	(588.8)
Income tax expense	—	—	—	—	—	(392.3)	(392.3)

Cash flow from operating activities from continuing operations	$771.4	$785.9	$1,046.3	$52.2	$125.0	$(674.2)	$2,106.6
Cash flow from operating activities from discontinued operations	—	—	—	—	—	20.0	20.0

Cash provided by operating activities	$771.4	$785.9	$1,046.3	$52.2	$125.0	$(654.2)	$2,126.6

Other cash flow items:
Capital expenditures	$(262.1)	$(182.3)	$(81.1)	$(27.2)	$(10.2)	$(3.2)	$(566.1)
Dividends paid	—	—	—	—	—	(50.4)	(50.4)
Decreases in sale of accounts receivable programs	(7.1)	1.6	27.0	—	—	75.0	96.5
Construction of Tyco Global Network	—	(89.0)	—	—	—	—	(89.0)
Acquisition of customer accounts	(358.3)	—	—	—	—	—	(358.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	(50.2)	(45.3)	(40.4)	(51.9)	(1.7)	—	(189.5)

(1)
These amounts include cash paid out for restructuring and other charges.

        The net change in working capital, net of the effects of acquisitions and divestitures, was a decrease of $289.0 million in the six months ended March 31, 2003, including cash paid out for restructuring and other charges of $290.1 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. The significant changes in working capital included a $420.6 million decrease in accounts payable, a $291.0 million decrease in accounts receivable, and a $222.6 million decrease in accrued expenses and other current liabilities.

        During the six months ended March 31, 2003, we paid out $189.5 million in cash that was charged against reserves established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows.

        During the six months ended March 31, 2003, we recorded restructuring credits of $72.5 million, of which $13.1 million is included in cost of sales, related to a revision of estimates of prior years'

restructuring charges. At September 30, 2002, there were liabilities for restructuring and other charges of $1,021.6 million on the Consolidated Balance Sheet. During the six months ended March 31, 2003, we paid out $290.1 million in cash and incurred $0.3 million in non-cash uses that were charged against these liabilities. We also reclassified $197.7 million of restructuring accruals to the appropriate balance sheet accounts. We also recorded $7.9 million in foreign currency translation adjustments and non-cash adjustments of $28.8 million. At March 31, 2003, there were $507.1 million of reserves remaining for restructuring and other charges on our Consolidated Balance Sheet, of which $337.7 million is included in accrued expenses and other current liabilities and $169.4 million is included in other long-term liabilities.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several ERISA actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry; some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County; and some members of our former senior corporate management are subject to an investigation by, or named as a defendant in a criminal case being prosecuted by, the U.S. Attorney for the District of New Hampshire. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. On February 13, 2003, one of Tyco's insurance carriers filed an action in the Supreme Court of the State of New York seeking to rescind certain directors and officers liability and fiduciary liability insurance policies issued to Tyco and its directors, officers and fiduciaries on the basis of alleged misrepresentations made by our former senior corporate management. On May 8, 2003, Tyco's negotiations with the Company's directors and officers liability insurance carriers and fiduciary carriers concluded with the filing of a notice of dismissal of this action. In exchange for a payment of additional policy premiums, Tyco maintained, at reduced overall limits of coverage, its available directors and officers liability insurance coverage and fiduciary insurance coverage for claims made during the 2001-2003 policy period. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial position, results of operations and liquidity. See "Risk Factors" and Part II, Item 1. "Legal Proceedings" included in our Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003.

        We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, and the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial condition and liquidity. See

"Risk Factors" and Part II, Item 1. "Legal Proceedings" included in our Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number if sites. See "Risk Factors" and Part II, Item 1. "Legal Proceedings" included in our Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of March 31, 2003, we concluded that the best estimate within this range is approximately $269 million, of which $32 million is included in accrued expenses and other current liabilities and $237 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of March 31, 2003 there were approximately 12,000 asbestos liability cases pending against us and our subsidiaries.

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

Capitalization

        Shareholders' equity was $25,417.9 million, or $12.73 per share, at March 31, 2003, compared to $24,081.3 million, or $12.07 per share, at September 30, 2002. The increase in shareholders' equity was due primarily to currency translation adjustments of $637.9 million and a net income of $710.2 million for the six months ended March 31, 2003.

        Tangible shareholders' deficit was $6,457.9 million at March 31, 2003, as compared to $7,745.0 million at September 30, 2002. Goodwill and other intangible assets were $31,875.8 million at March 31, 2003, compared to $31,826.3 million at September 30, 2002. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, the amount of acquisition activity has been and will continue to be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

        Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 46% at March 31, 2003 and 50% at September 30, 2002. Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, is party to a $2.0 billion revolving credit facility due 2006 containing a covenant that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had approximately $4.0 billion of cash and cash equivalents as of March 31, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 41% and 43% at March 31, 2003 and September 30, 2002, respectively. Management believes net debt is an important measure of liquidity which it uses to measure its ability to meet its future debt obligations.

        At March 31, 2003, total debt was $21,829.5 million, as compared to $24,205.8 million at September 30, 2002. Our cash balance decreased to $3,965.2 million at March 31, 2003, as compared to $6,185.7 million at September 30, 2002.

        The following summarizes Tyco's change in net debt, as restated, for the six months ended March 31, 2003 ($ in millions):

Total debt at September 30, 2002		$24,205.8
Less: cash and cash equivalents at September 30, 2002		(6,185.7)

Net debt balance at September 30, 2002		18,020.1
Less the following:
Operating cash flow from continuing operations	2,106.6
Purchase of property, plant and equipment, net	(566.1)
Dividends paid	(50.4)
Decreases in sale of accounts receivable programs	96.5
Construction in progress—TGN	(89.0)
Acquisition of customer accounts	(358.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	(189.5)
Acquisition of business, net of cash acquired	(34.6)
Increase in restricted cash	(310.7)
Cash invested in short-term investments	(278.1)
Other items	(170.6)

		155.8

Net debt balance at March 31, 2003		17,864.3
Plus: cash and cash equivalents at March 31, 2003		3,965.2

Total debt at March 31, 2003		$21,829.5

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

        The conversion feature of the zero coupon convertible debentures due 2020 was not available to the debt holders at March 31, 2003 as shown in the following table:

Zero Coupon Convertible Debentures Due 2020
Stock price at March 31, 2003	$12.86
Accreted conversion price per common share at March 31, 2003(1)	$74.46

(1)
Accreted conversion price per common share is equal to the accreted value of the debentures at March 31, 2003 divided by the conversion rate. The conversion price increases as interest on the notes accretes.

Non-Controlled Entities

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. We have not created any variable interest in any variable interest entities subsequent to January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required (see Note 15). For variable interest entities in which the Company holds a variable interest acquired on or before January 31, 2003, the Company will adopt FIN 46's accounting provisions on July 1, 2003.

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

Backlog

        At March 31, 2003, Tyco had a backlog of unfilled orders, including annual recurring revenue in the Fire and Security Services segment, of $11,237.8 million. Total backlog decreased, as compared to a backlog of $11,267.4 million at December 31, 2002 and $11,015.5 million at September 30, 2002. Backlog by industry segment is as follows ($ in millions):

	March 31, 2003	September 30, 2002
Fire and Security Services	$6,829.6	$6,691.5
Engineered Products and Services	1,880.7	1,873.4
Electronics	2,067.0	2,076.5
Healthcare	327.8	239.7
Plastics and Adhesives	132.7	134.4

	$11,237.8	$11,015.5

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

        These findings were reported on December 30, 2002 in a Current Report on Form 8-K.

        While most of the matters identified by the review as "aggressive accounting" were determined by Tyco, in consultation with its auditors, to be in accordance with Generally Accepted Accounting Principles, there were, as indicated above, certain adjustments (19 in total) identified as relating to years preceding fiscal 2002. As part of the restatements these adjustments have been recorded in the periods to which they relate as described in Note 1 to the financial statments included elsewhere herein.

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

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
3.2
Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
3.3
Bye-Laws of Tyco International Ltd. (incorporating all amendments as of March 6, 2003). (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
10.1
Eric M. Pillmore Employment Agreement effective August 12, 2002 and executed on January 29, 2003. (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
10.2
364-Day Revolving Credit Agreement dated as of January 31, 2003 among Tyco International Group S.A., Tyco International Ltd., Sensormatic Electronics Corporation, Scott Technologies Inc., Innerdyne, Inc., the banks named therein and Bank of America, N.A., as Administrative Agent. (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
10.3
Tyco International (US) Inc. Deferred Compensation Plan as amended through June 2002. (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
18.1	Preferability Letter (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K furnished pursuant to Item 9 on January 6, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated January 6, 2003 announcing that Tyco obtained commitment letters from various banks for a new $1.5 billion credit facility, reaffirmingguidance for the first quarter of fiscal 2003 and announcing the addition of intercompany guarantees tosupport its credit rating.

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

Date: July 29, 2003

/s/ DAVID J. FITZPATRICK David J. FitzPatrick Chief Financial Officer

QuickLinks

INTRODUCTORY NOTE
PART I—FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) Quarter Ended March 31, 2003 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) Quarter Ended March 31, 2002 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) Six Months Ended March 31, 2003 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED) Six Months Ended March 31, 2002 ($ in millions)
CONSOLIDATING BALANCE SHEET (RESTATED) March 31, 2003 ($ in millions)
CONSOLIDATING BALANCE SHEET (RESTATED) September 30, 2002 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) Six Months Ended March 31, 2003 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED) Six Months Ended March 31, 2002 ($ in millions)
Results of Operations
Liquidity and Capital Resources
Risk Factors
Forward-Looking Information
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER