Form 10-Q
period 2003-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2003-08-14
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

441-292-8674
(Registrant's telephone number)

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The number of common shares outstanding as of August 7, 2003 was 1,997,402,679.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Revenue from product sales	$7,505.6	$7,384.6	$21,871.7	$21,290.6
Service revenue	1,907.0	1,714.8	5,456.8	4,926.4

Net revenues	9,412.6	9,099.4	27,328.5	26,217.0
Cost of product sales	5,015.5	4,921.1	14,699.5	14,160.3
Cost of services	998.2	892.7	2,901.7	2,490.2
Selling, general and administrative expenses	2,200.1	2,073.2	6,819.0	5,856.4
Restructuring and other (credits) charges, net	(9.5)	180.4	(72.6)	549.1
Charges for the impairment of long-lived assets	0.1	125.2	87.3	2,514.9
Goodwill impairment	—	844.4	—	844.4
Write-off of purchased in-process research and development	—	13.4	—	13.4

Operating income (loss)	1,208.2	49.0	2,893.6	(211.7)
Interest income	39.7	35.3	87.3	84.4
Interest expense	(287.6)	(285.6)	(876.4)	(749.5)
Other expense, net	(151.8)	(6.5)	(211.8)	(154.2)

Income (loss) from continuing operations before income taxes and minority interest	808.5	(207.8)	1,892.7	(1,031.0)
Income taxes	(241.1)	(187.4)	(633.4)	(411.3)
Minority interest	(0.9)	(0.7)	(2.6)	(0.8)

Income (loss) from continuing operations	566.5	(395.9)	1,256.7	(1,443.1)
(Loss) income from discontinued operations of Tyco Capital, net of tax of $0 for the nine months ended June 30, 2003, and $121.2 and $309.4 for the quarter and nine months ended June 30, 2002, respectively	—	(2,235.3)	20.0	(6,293.6)

Net income (loss)	$566.5	$(2,631.2)	$1,276.7	$(7,736.7)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.28	$(0.20)	$0.63	$(0.73)
(Loss) income from discontinued operations of Tyco Capital, net of tax	—	(1.12)	0.01	(3.17)
Net income (loss) per common share	0.28	(1.32)	0.64	(3.89)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.27	$(0.20)	$0.61	$(0.73)
(Loss) income from discontinued operations of Tyco Capital, net of tax	—	(1.12)	0.01	(3.17)
Net income (loss) per common share	0.27	(1.32)	0.62	(3.89)
Weighted-average number of common shares outstanding:
Basic	1,995.0	1,993.9	1,994.7	1,986.7
Diluted	2,203.8	1,993.9	2,126.2	1,986.7

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30, 2003	September 30, 2002
		(restated)
Assets
Current Assets:
Cash and cash equivalents	$3,926.7	$6,185.7
Restricted cash	210.9	196.2
Accounts receivable, less allowance for doubtful accounts ($753.2 at June 30, 2003 and $638.0 at September 30, 2002)	5,898.3	5,831.9
Inventories	4,555.5	4,607.9
Deferred income taxes	870.2	1,356.0
Other current assets	2,140.6	1,461.7

Total current assets	17,602.2	19,639.4
Tyco Global Network, Net	667.6	581.6
Property, Plant and Equipment, Net	10,009.8	9,861.0
Goodwill	26,301.8	26,020.5
Intangible Assets, Net	5,889.9	5,805.8
Other Assets	3,921.5	3,549.2

Total Assets	$64,392.8	$65,457.5

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$3,639.9	$7,719.0
Accounts payable	2,763.1	3,173.8
Accrued expenses and other current liabilities	4,529.8	5,296.5
Contracts in process — billings in excess of cost	464.3	523.6
Deferred revenue	810.9	758.5
Income taxes payable	2,347.8	2,219.1

Total current liabilities	14,555.8	19,690.5
Long-Term Debt	17,567.7	16,486.8
Other Long-Term Liabilities	5,607.3	5,156.1

Total Liabilities	37,730.8	41,333.4

Commitments and Contingencies (Note 12)
Minority Interest	29.4	42.8
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, one share outstanding at June 30, 2003 and September 30, 2002	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,997,322,346 and 1,995,699,758 shares outstanding, net of 21,747,690 and 22,522,250 shares owned by subsidiaries at June 30, 2003 and September 30, 2002, respectively	399.5	399.1
Capital excess:
Share premium	8,154.7	8,146.9
Contributed surplus, net of deferred compensation of $42.6 at June 30, 2003 and $51.2 at September 30, 2002	15,096.5	15,042.7
Accumulated earnings	3,283.3	2,081.2
Accumulated other comprehensive loss	(301.4)	(1,588.6)

Total Shareholders' Equity	26,632.6	24,081.3

Total Liabilities and Shareholders' Equity	$64,392.8	$65,457.5

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Nine Months Ended June 30,
	2003	2002
		(restated)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$1,256.7	$(1,443.1)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Non-cash restructuring and other (credits) charges	(47.8)	269.5
Write-off of purchased in-process research and development	—	13.4
Charges for the impairment of long-lived assets	87.3	2,514.9
Goodwill impairment	—	844.4
Loss on investments	75.6	147.5
Depreciation	1,084.5	1,097.4
Intangible assets amortization	548.2	453.8
Deferred income taxes	386.0	(215.8)
Debt and refinancing cost amortization	90.4	129.2
Loss on the retirement of debt	151.8	—
(Gain) loss on the early extinguishment of debt	(24.1)	6.7
Other non-cash items	23.9	84.2
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	445.8	1,050.2
Decrease in sale of accounts receivable programs	(55.9)	(113.6)
Contracts in progress	(103.7)	(333.0)
Inventories	335.8	(40.7)
Other current assets	(113.5)	(61.4)
Accounts payable	(554.5)	(746.5)
Accrued expenses and other current liabilities	(248.1)	(163.0)
Income taxes	113.1	151.9
Deferred revenue	13.0	(42.1)
Other	105.3	(11.1)

Net cash provided by operating activities from continuing operations	3,569.8	3,592.8
Net cash provided by operating activities from discontinued operations	20.0	1,462.9

Net cash provided by operating activities	3,589.8	5,055.7

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(904.1)	(1,387.6)
Construction in progress — Tyco Global Network	(118.4)	(982.6)
Acquisition of businesses, net of cash acquired	(34.6)	(1,682.2)
Acquisition of customer accounts (ADT dealer program)	(506.2)	(871.7)
Cash paid for purchase accounting and holdback/earn-out liabilities	(227.3)	(520.8)
Disposal of businesses	8.0	—
Cash invested in short-term investments	(351.4)	—
Net (purchase) sale of long-term investments	(12.2)	46.9
Increase in restricted cash	(202.6)	—
Other	72.3	(141.3)

Net cash used in investing activities from continuing operations	(2,276.5)	(5,539.3)
Net cash provided by investing activities from discontinued operations	—	2,684.3

Net cash used in investing activities	(2,276.5)	(2,855.0)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(3,608.1)	3,814.1
Proceeds from exercise of options	7.8	186.3
Dividends paid	(75.6)	(75.0)
Repurchase of Tyco common shares	(1.2)	(789.1)
Capital contribution to Tyco Capital	—	(200.0)
Other	(6.5)	(7.4)

Net cash (used in) provided by financing activities from continuing operations	(3,683.6)	2,928.9
Net cash used in financing activities from discontinued operations	—	(2,874.6)

Net cash (used in) provided by financing activities	(3,683.6)	54.3

Effect of currency translation on cash	111.3	32.3
Net (decrease) increase in cash and cash equivalents	(2,259.0)	2,287.3
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	(1,272.6)
Cash and cash equivalents at beginning of period	6,185.7	1,780.1

Cash and cash equivalents at end of period	$3,926.7	$2,794.8

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

        The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by Generally Accepted Accounting Principles in the United States. These statements should be read in conjunction with Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

        The Consolidated Financial Statements have not been audited by independent accountants in accordance with Generally Accepted Auditing Standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. All references in this Form 10-Q to "$" are to U.S. dollars.

        Investigation—With the arrival of new senior management, the Company engaged in a number of internal audits aimed at determining what, if any, misconduct may have been committed by prior senior management. An initial review of prior management's transactions with the Company was conducted by the law firm of Boies, Schiller & Flexner LLP. The details of their findings were made public in a Form 8-K filed on September 17, 2002. In July 2002, our new CEO and our Board of Directors ordered a further review of corporate governance practices and the accounting of selected acquisitions. This review has been referred to as the "Phase 2 review."

        The Phase 2 review was conducted by the law firm of Boies, Schiller & Flexner LLP and the Boies firm was in turn assisted by forensic accountants. The review received the full cooperation of Tyco's auditors, PricewaterhouseCoopers LLP, as well as Tyco's new senior management team. The review included an examination of Tyco's reported revenues, profits, cash flow, internal auditing and control procedures, accounting for fifteen large acquisitions (selected after consultation with the U.S. Securities and Exchange Commission Staff) and related reserves, the use of non-recurring charges, as well as corporate governance issues such as the personal use of corporate assets and the use of corporate funds to pay personal expenses, employee loan and loan forgiveness programs. Approximately 25 lawyers and 100 accountants worked on the review from August into December 2002. In total, at considerable cost, more than 15,000 lawyer hours and 50,000 accountant hours were dedicated to this review. The review team examined documents and interviewed Tyco personnel at more than 45 operating units in the United States and in 12 foreign countries.

        The results of the Phase 2 review were reported by the Company in a Form 8-K furnished to the SEC on December 30, 2002.

        Restatement—As reported in Amendment No. 2 to the Company's Annual Report on Form 10-K/A, we were engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of our periodic filings. We believed that we had resolved the material accounting issues at the time of the original filing of our Form 10-K for the year ended September 30, 2002. Subsequent correspondence and discussions with the Staff, principally regarding the method of amortizing contracts acquired through our ADT dealer program as well as the accounting for amounts reimbursed to us from ADT dealers, coupled with issues related to the prior periods identified during our intensified internal audits and detailed operating reviews in the quarter ended March 31, 2003 led us to restate our consolidated financial statements for the quarters ended March 31, 2003 and December 31, 2002, and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998.

        The restatement principally related to (i) recording charges in the prior years and quarters to which they relate, rather than in the period such charges were initially identified, (ii) a revision in the method of amortization used to allocate the costs of contracts acquired through our ADT dealer program so that the amortization of such costs better matches the pattern of revenue related to such contracts, (iii) a revision in the method of accounting for amounts reimbursed to us from ADT dealers as part of the ADT dealer program to effectively treat such amounts as an integral part of the purchase of the underlying contracts, and (iv) certain other adjustments regarding charges or credits so as to record them in earlier accounting periods to which they relate. Each of these matters are described further below:

Charges Relating to Prior Years Initially Recorded in Fiscal 2002

        As disclosed in Amendment No. 2 to the Company's Form 10-K/A for the fiscal year ended September 30, 2002, the Company identified various adjustments during the fourth quarter of fiscal 2002 relating to prior period financial statements. These adjustments, which aggregated $261.6 million on a pre-tax basis or $199.7 million on an after-tax basis, were recorded effective October 1, 2001. The adjustments primarily were related to reimbursements from ADT dealers in years prior to fiscal 2002 in excess of the costs incurred, a lower net gain on the issuance of TyCom shares previously reported for fiscal 2001 and adjustments identified both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments (which were more appropriately recorded as expenses as opposed to part of acquisition accounting). The restatement included adjustments to reverse the charges recorded in the first quarter of fiscal 2002 and presented those charges in the historical periods to which they relate.

Charges Relating to Prior Years and Quarters Recorded in the Quarter Ended March 31, 2003

        As disclosed in the Company's Form 10-Q/A for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $434.5 million in that quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security Services segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustments (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement included adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflected those charges in the historic periods to which they relate.

Method of Amortizing Contracts and Related Customer Relationships

        As described elsewhere in Note 1 to the financial statements appearing in Amendment No. 2 to the Company's Form 10-K/A for the year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), which is amortized over the period of the economic benefit expected to be obtained from the customer relationship. Effective January 1, 2003, and as disclosed in the Company's Form 10-Q/A for the quarter ended March 31, 2003, the Company changed its method of accounting for the amortization of the costs of these purchased contracts from the straight-line method to an accelerated method. In addition, the Company revised its estimate of the life of the customer account pool over which the costs of purchased contracts would be amortized from ten years to twelve years. The change in method of accounting was viewed as inseparable from the change in estimated life, and therefore, the pre-tax cumulative effect of this charge of $315.5 million was recorded as an increase in amortization expense effective January 1, 2003. The restatement reversed this previously recorded charge and reflected the accelerated amortization method for all historical periods.

Amounts Reimbursed from ADT Dealers

        As described elsewhere in Note 1 to the financial statements appearing in Amendment No. 2 to the Company's Form 10-K/A for the year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Through the period ended March 31, 2003, dealers paid the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's Form 10-Q/A for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reversed the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also recorded the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002 and reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. The restatement also includes an adjustment to change the classification of a $20.0 million restitution payment from Other income (expense) in continuing operations to Income from discontinued operations of Tyco Capital in the Statement of Operations for the quarter ended December 31, 2002.

        The Company also determined that the pre-tax charges of $434.5 million recorded in the quarter ended March 31, 2003 described above should have been greater by $71.5 million. The $71.5 million (which relates primarily to workers' compensation and product and general liability insurance accruals) was previously included in the charges recorded during the quarter ended March 31, 2003, described as Charges Related to Current Period Changes in Estimates below. This amount has been reversed and is reflected as part of the restatement discussed above.

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with L. Dennis Kozlowski, our former Chairman of the Board of Directors and Chief Executive Officer and Mark H. Swartz, a former director and our former Chief Financial Officer, which were funded through split dollar life insurance policies. See Note 17—Related Party Transactions in Amendment No. 2 to the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 2002 for further details on these arrangements. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to Mr. Swartz upon his termination in Fiscal 2002. As part of the restatement the Company has accrued $49.3 million and $46.6 million on our consolidated balance sheets as of March 31, 2003 and September 30, 2002, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to Mr. Swartz's termination, as it is now recorded in fiscal years 2001 and 2000.

        In addition, it was determined that the cumulative net deferred tax assets associated with the above charges should have been greater by $116 million as of March 31, 2003 and $300 million as of September 30, 2002. The effect of the tax adjustment on previously reported results of operations is to increase net income from continuing operations and net income by $49.6 million, $103.4 million, $75.0 million and $72.0 million for the fiscal years of 2002, 2001, 2000, and fiscal years preceding 2000, respectively.

        The Company believes that the restatement addressed all of the significant accounting issues identified as part of the review of our periodic reports by the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "SEC").

        The impact on prior year's Consolidated Statements of Operations and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions, except per share data). The amounts previously reported are derived from the Form 10-Q/A for the quarter ended June 30, 2002 filed on December 30, 2002.

	For the Quarter Ended June 30, 2002		For the Nine Months Ended June 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$7,388.9	$7,384.6	$21,366.5	$21,290.6
Service revenue	1,714.8	1,714.8	4,927.3	4,926.4

Net revenues	9,103.7	9,099.4	26,293.8	26,217.0
Cost of product sales	4,913.3	4,921.1	14,180.2	14,160.3
Cost of services	892.7	892.7	2,490.2	2,490.2
Selling, general and administrative expenses	1,999.4	2,073.2	5,851.8	5,856.4
Restructuring and other charges (credits), net	180.4	180.4	604.1	549.1
Charges for impairment of long-lived assets	239.4	125.2	2,591.1	2,514.9
Goodwill impairment	844.4	844.4	844.4	844.4
Write-off of purchased in-process research and development	13.4	13.4	13.4	13.4

Operating income (loss)	20.7	49.0	(281.4)	(211.7)
Interest income	35.3	35.3	84.4	84.4
Interest expense	(285.6)	(285.6)	(749.5)	(749.5)
Other expense, net	(6.5)	(6.5)	(154.2)	(154.2)
Net loss on sale of common shares of a subsidiary	—	—	(39.6)	—

Loss from continuing operations before taxes and minority interest	(236.1)	(207.8)	(1,140.3)	(1,031.0)
Income taxes	(217.3)	(187.4)	(433.3)	(411.3)
Minority interest	(0.7)	(0.7)	(0.8)	(0.8)

Loss from continuing operations	(454.1)	(395.9)	(1,574.4)	(1,443.1)

Loss from discontinued operations, net of tax	(2,235.3)	(2,235.3)	(6,293.6)	(6,293.6)

Net loss	$(2,689.4)	$(2,631.2)	$(7,868.0)	$(7,736.7)

Basic net loss per common share	$(1.35)	$(1.32)	$(3.96)	$(3.89)
Diluted net loss per common share	(1.35)	(1.32)	(3.96)	(3.89)

	For the Nine Months Ended June 30, 2002
	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Loss from continuing operations	$(1,574.4)	$(1,443.1)
Net cash provided by operating activities	5,282.3	5,055.7
Purchase of property, plant and equipment	(1,411.3)	(1,387.6)
Construction in progress — Tyco Global Network	(982.6)	(982.6)
Acquisition of businesses, net of cash acquired	(1,682.2)	(1,682.2)
Acquisition of customer accounts (ADT dealer program)	(1,074.6)	(871.7)
Other investing activities	2,069.1	2,069.1

Net cash used in investing activities	(3,081.6)	(2,855.0)
Net cash provided by financing activities	54.3	54.3
Effect of currency translation on cash	32.3	32.3
Net increase in cash and cash equivalents	2,287.3	2,287.3
Tyco capital's cash and cash equivalents transferred to discontinued operations	(1,272.6)	(1,272.6)
Cash and cash equivalents at beginning of period	1,779.2	1,780.1

Cash and cash equivalents at end of period	$2,793.9	$2,794.8

        The following table reflects the impact of the aforementioned adjustments on net revenues ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Net revenues, as previously reported	$9,103.7	$26,293.8
Adjustments:
Capitalized Costs	0.4	1.2
Other Accounting Adjustments	(4.7)	(14.1)
TyCom Network Transaction	—	(63.9)

Decrease in net revenues	(4.3)	(76.8)

Net revenues, as restated	$9,099.4	$26,217.0

        The following table reflects the impact of the aforementioned adjustments on operating income (loss) and operating margins ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Operating income (loss), as previously reported	$20.7	$(281.4)
Adjustments:
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(17.3)	(33.4)
Reconciliation Items	(8.5)	(13.1)
Adjustments to Accrual Balances	(9.3)	(10.0)
Asset Reserve Adjustments	—	(1.2)
Other Accounting Adjustments	(10.2)	(32.3)
Customer Contract Amortization Method	(29.2)	(78.4)
ADT Dealer Reimbursements	(26.7)	104.9
TyCom Network Transaction	—	(21.4)
Healthcare Divestiture Transaction	129.5	137.9
Insurance and Compensation Accrual Adjustments	—	(19.4)

Increase in operating income (loss)	28.3	69.7

Operating income (loss), as restated	$49.0	$(211.7)

Operating Margins:
As previously reported	0.2%	(1.1)%
As restated	0.5	(0.8)

        The following table reflects the impact of the aforementioned adjustments on loss from continuing operations before income taxes and minority interest ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Loss from continuing operations before income taxes and minority interest, as previously reported	$(236.1)	$(1,140.3)
Adjustments:
Gain on Issuance of TyCom Shares	—	39.6
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(17.3)	(33.4)
Reconciliation Items	(8.5)	(13.1)
Adjustments to Accrual Balances	(9.3)	(10.0)
Asset Reserve Adjustments	—	(1.2)
Other Accounting Adjustments	(10.2)	(32.3)
Customer Contract Amortization Method	(29.2)	(78.4)
ADT Dealer Reimbursements	(26.7)	104.9
TyCom Network Transaction	—	(21.4)
Healthcare Divestiture Transaction	129.5	137.9
Insurance and Compensation Accrual Adjustments	—	(19.4)

Increase	28.3	109.3

Loss from continuing operations before income taxes and minority interest, as restated	$(207.8)	$(1,031.0)

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

        During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company recorded $388.7 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimated costs of settling legal, environmental and insurance obligations. The assessments were based on an analysis of the impact of circumstances that occurred during the quarter and on our assessment of the recoverability of certain assets and costs to settle certain liabilities. The assessments include changes in judgments relative to the adequacy of reserves and contingent liabilities. Concurrent with this review process and resulting assessments by management during the quarter, we decided to discontinue existing product lines and terminate an information technology systems implementation project. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

        The impact of the $388.7 million of charges recorded in the second quarter and included in the Consolidated Statement of Operations for the nine months ended June 30, 2003, is as follows:

Cost of sales	$(110.5)
Selling, general and administrative expense	(243.1)
Restructuring and other (credits) charges, net	59.6
Charges for the impairment of long-lived assets	(10.2)

Operating income	(304.2)
Other expense, net	(84.5)

Income from continuing operations before taxes and minority interest	$(388.7)

        The charges of $388.7 million include $139.6 million related to asset reserve valuations, $95.4 million of increased cost estimates for insurance accruals ($49.3 million for workers' compensation accruals and $46.1 million for product and general liability insurance accruals), $84.1 million related to an other than temporary decline in the value of investments, $62.3 million for other accounting estimate changes described below, environmental accruals of $18.0 million, legal accruals of $20.0 million, other various accruals of $15.2 million, $16.4 million for account write-offs included primarily in selling, general and administrative expenses, where we concluded that the recoverability of various asset balances had become doubtful and $10.2 million write-off representing capitalized external costs of a European financial computer system based on the Company's decision in the second quarter to discontinue the new system under development and continue to use the existing system. We do not expect this change in strategy to negatively impact future business operations.

        The $139.6 million of adjustments for asset valuations includes a $76.4 million write-down of inventories, $51.9 million increase for allowance for doubtful accounts and $11.3 million write-off of subscriber systems. The inventory charge of $76.4 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the second quarter to exit certain product lines in our fire and security services business. The increase in the allowance for doubtful accounts of $51.9 million and the write-off of subscriber systems of $11.3 million was primarily due to the further deterioration in the accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems adjustments are included in cost of sales and the allowance for doubtful accounts is included in selling, general and administrative expenses. We do not expect these changes to have an adverse impact on future operations.

        The workers' compensation and product and general liability changes in estimate are based on third-party actuarial reviews of insurance liabilities. The charge of $95.4 million is included in selling, general and administrative expenses ($65.2 million), and cost of product sales ($30.2 million). This adjustment relates to changes in facts and circumstances occurring during the quarter ended March 31, 2003 which necessitate a change in assumptions and estimates. In particular, the Company identified trend data which required the Company to revise its assumptions as a result of an unanticipated increase in the number and changes in the nature of claims incurred and the rate of increase of medical costs, as well as the emergence of previously unanticipated new claims. In addition, the Company experienced an increase in workers' compensation expense, particularly in California, as a result of adverse legal developments toward employers.

        The $84.1 million investment write-down, included in Other Expense, Net, primarily consists of a $75.6 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair values of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making their assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. During the quarter ended March 31, 2003, the Company also recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 17). It is possible that the Company may have additional write-downs on other investments if market conditions continue recent negative trends.

        The $62.3 million for other accounting estimates includes a charge to selling, general and administrative expenses of $17.3 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12.1 million to write-down company owned properties based on real estate assessments and purchase offers received in the second quarter for assets held for sale, $11.5 million of additional severance related to terminated executives, and $21.4 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

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

        In addition to the $388.7 million noted above, the Company also recorded an expense of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance coverage negotiated with its third-party insurance carriers during the quarter (see Note 12).

        Short-term Investments—Short-term investments, which are included in other current assets, consist of fixed income securities with maturities of greater than three months and less than one year. The Company's short-term investments are restricted as they are currently being used as collateral for certain obligations.

        Goodwill and Other Intangible Assets—As previously noted in Amendment No. 2 to the Company's annual report on Form 10-K/A, the Company acquires contracts and related customer relationships from an independent network of dealers through the ADT dealer program. Previously, a non-refundable fee was charged to the dealers and offset against the purchase price. Effective June 2003, the Company no longer charges a non-refundable fee to participants in the ADT dealer program, except in certain non-U.S. geographic locations.

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

        Tyco continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position. Had the fair value based provisions of SFAS No. 123 been adopted by

Tyco, the effect on net income and earnings per common share for the quarter and nine months ended June 30, 2003 and 2002 would have been as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Net income (loss)—as reported	$566.5	$(2,631.2)	$1,276.7	$(7,736.7)
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	86.5	49.4	224.2	352.6

Net income (loss)—pro forma	$480.0	$(2,680.6)	$1,052.5	$(8,089.3)

Income (loss) per share:
Basic—as reported	$0.28	$(1.32)	$0.64	$(3.89)
Basic—pro forma	0.24	(1.34)	0.53	(4.07)
Diluted—as reported	0.27	(1.32)	0.62	(3.89)
Diluted—pro forma	0.23	(1.34)	0.52	(4.07)

(1)
The fair value was calculated using the Black-Scholes option pricing model with a volatity of 64% for the quarter and nine months ended June 30, 2003. All other assumptions are consistent with those disclosed in Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities (VIE's), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. For variable interest entities in which the Company holds a variable interest acquired on or before January 31, 2003, the Company will adopt FIN 46's accounting provisions as of July 1, 2003. See Note 16 for further discussion of the impact of FIN 46.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. The adoption of this new standard is not expected to have a material impact on our results of operations or financial position.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this new standard is not expected to have a material impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new standard is not expected to have a material impact on our results of operations or financial position.

2. Acquisitions and Divestitures

        During the first nine months of fiscal 2003, the Company purchased five businesses within the Healthcare, Engineered Products and Services, and Electronics segments for an aggregate cost of $34.6 million in cash, net of $1.3 million of cash acquired. During the first nine months of fiscal 2003, the Company paid $139.4 million of cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, the Company paid cash of approximately $87.9 million relating to holdback and earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. In addition, the Company paid $506.2 million of cash during the nine months ended June 30, 2003, to acquire approximately 528,500 customer contracts for electronic security services through the Company's dealer program. The cash portions of acquisition costs for the business and customer contracts were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

        The Company purchased all of the voting equity interests in each of the businesses acquired. At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. As a result of acquisitions completed during the first nine months of fiscal 2003, and adjustments to the fair values of assets and liabilities and purchase accounting liabilities recorded for acquisitions completed prior to fiscal 2003, Tyco recorded a net decrease of $348.4 million in goodwill and an additional $30.4 million in other intangible assets during the nine months ended June 30, 2003. The net decrease in goodwill includes $359.9 million associated with prior years' acquisitions, primarily Sensormatic Electronics Corporation ("Sensormatic"), acquired in November 2001, Mallinckrodt, Inc. ("Mallinckrodt"), acquired in October 2000, and Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, slightly offset by an increase of $11.5 million due to current year acquisitions. Adjustments for Sensormatic primarily relate to fair value adjustments as well as the finalization of deferred tax adjustments related to previously recorded purchase accounting liabilities. Adjustments for LPS and Mallinckrodt primarily relate to reductions in purchase accounting liabilities due to actual costs being less than originally estimated. See roll forward of purchase accounting accruals below. The increase in intangible assets is due to adjustments associated with prior years' acquisitions.

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

        The following table shows the fair values of assets and liabilities recorded for purchase acquisitions completed in the first nine months of fiscal 2003, adjusted to reflect changes in the fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for purchase acquisitions completed prior to fiscal 2003 ($ in millions):

Accounts receivable	$40.0
Inventories	21.5
Prepaid expenses and other current assets	(0.3)
Deferred income taxes	(94.1)
Property, plant and equipment, net	51.6
Goodwill	(348.4)
Intangible assets	30.4
Other assets	11.8

(287.5)

Accounts payable	1.9
Accrued expenses and other current liabilities	(279.9)
Holdback/earn-out liabilities	10.2
Deferred income taxes	(68.0)
Other long-term liabilities	11.3
Fair value of debt assumed	2.4

(322.1)

Cash consideration paid (net of $1.3 million of cash acquired)	$34.6

        Purchase accounting liabilities recorded during the first nine months of fiscal 2003 in connection with fiscal 2003 purchase acquisitions were immaterial.

        The following table summarizes the purchase accounting liabilities recorded in connection with fiscal 2002 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	1,453	$39.1	82	$51.8	$3.1	$7.4	$101.4
Additions to fiscal 2002 acquisition reserves	558	15.3	21	3.2	0.5	6.9	25.9
Fiscal 2003 utilization	(421)	(19.8)	(32)	(8.2)	(1.2)	(3.5)	(32.7)
Foreign currency translation adjustment	—	1.4	—	2.0	0.3	0.3	4.0
Reclassifications	—	(0.2)	—	0.1	(1.5)	1.0	(0.6)
Reductions of estimates of fiscal 2002 acquisition reserves	(639)	(9.2)	(33)	(6.9)	(0.5)	(7.6)	(24.2)

Balance at June 30, 2003	951	$26.6	38	$42.0	$0.7	$4.5	$73.8

        During the nine months of fiscal 2003, the Company recorded additions to purchase accounting liabilities as it continued to formulate the integration plans of fiscal 2002 acquisitions, such as Paragon

Trade Brands ("Paragon") (integrated within the Healthcare segment) and Eberle Controls GmbH ("Eberle") (integrated within the Electronics segment). Finalization of components of integration plans associated with acquisitions resulted in additional purchase accounting liabilities of $25.9 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the termination of an additional 558 employees, the closure of an additional 21 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

        During the first nine months ended June 30, 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2002 acquisitions by $24.2 million primarily because actual costs were less than originally estimated since the Company severed 639 fewer employees and closed 33 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

        Tyco has not yet finalized all of its business integration plans for fiscal 2002 acquisitions. Accordingly, purchase accounting liabilities are subject to revision in future quarters. However, we do not expect any resulting adjustments to be significant.

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

	Severance		Facilities-Related
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	2,196	$129.7	100	$207.5	$28.7	$29.1	$395.0
Fiscal 2003 utilization	(1,082)	(49.2)	(42)	(32.2)	(9.1)	(9.5)	(100.0)
Foreign currency translation adjustment	—	9.0	—	0.9	1.0	1.6	12.5
Reclassifications	—	(0.3)	—	1.5	—	(1.7)	(0.5)
Reductions of estimates of fiscal 2001 acquisition reserves	(911)	(65.9)	(29)	(65.5)	(16.2)	(9.2)	(156.8)

Balance at June 30, 2003	203	$23.3	29	$112.2	$4.4	$10.3	$150.2

        During the first nine months of fiscal 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $156.8 million primarily because actual costs were less than originally estimated since the Company severed 911 fewer employees and closed 29 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets in the aggregate were reduced by an equivalent amount.

        At June 30, 2003, there remained a total of $22.7 million in reserves related to fiscal 2000 and prior acquisitions. These liabilities primarily relate to facility-related costs (principally for rent under non-cancelable leases for vacated premises), employee severance (principally for payments to employees already terminated with severance paid out over time), and other costs. Tyco expects that the termination of employees and consolidation of facilities related to all acquisitions will be substantially complete within two years of the related dates of acquisition, except for certain long-term contractual obligations.

        At June 30, 2003, holdback/earn-out liabilities of $217.1 million remained on the Consolidated Balance Sheet, of which $96.4 million are included in accrued expenses and other current liabilities and $120.7 million are included in other long-term liabilities. In addition, a total of $246.7 million of purchase accounting liabilities related to all acquisitions remained on the Consolidated Balance Sheet, of which $113.8 million are included in accrued expenses and other current liabilities and $132.9 million are included in other long-term liabilities. At June 30, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at June 30, 2003, as the outcome of this contingency cannot be reasonably determined.

        During the nine months ended June 30, 2003, the Company sold certain of its businesses primarily within the Healthcare segment for net proceeds of approximately $8.0 million in cash. The sales were not significant to the healthcare operations.

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

	For the Nine Months Ended June 30,
	2003	2002(1)
(in millions, except per share data)
		As Previously Reported	As Restated
Net revenues	$27,328.5	$26,804.0	$26,681.8
Income (loss) from continuing operations	1,256.6	(1,584.2)	(1,463.8)
Net income (loss)	1,276.6	(7,881.3)	(7,757.4)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.63	$(0.79)	$(0.73)
Net income (loss)	0.64	(3.94)	(3.88)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.61	$(0.79)	(0.73)
Net income (loss)	0.62	(3.94)	(3.88)

(1)
Includes charges for the impairment of long-lived assets of $2,514.9 million; restructuring and other charges of $808.7 million; goodwill impairment charge of $844.4 million; loss on investments of $147.5 million; charges for the early extinguishment of debt of $6.7 million; and loss from discontinued operations of $6,293.6 million, net of tax. Excludes charges of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic discussed in Note 6.

3. Consolidated Segment Data

      During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. In addition, during the quarter ended March 31, 2003, management began evaluating segment performance based upon operating results inclusive of restructuring, impairments, and certain other charges that had previously been characterized by management as unusual. Previously, such charges had been excluded from management's evaluation of segment performance. Accordingly, operating (loss) income by segment shown below has been presented in accordance with Generally Accepted Accounting Principles. Prior year amounts have been conformed accordingly, and as such, include the charges for amounts previously excluded from management's internal reporting. These items are footnoted below the table.

        Selected information for the Company's five segments is presented in the following table ($ in millions).

	For the Quarters Ended June 30,			For the Nine Months Ended June 30,
	2003	2002		2003	2002
		(restated)			(restated)
Net revenues:
Fire and Security Services	$2,857.2	$2,711.7		$8,386.1	$7,762.3
Electronics	2,668.3	2,650.7		7,698.6	7,898.0
Healthcare	2,212.7	2,042.1		6,355.4	5,780.8
Engineered Products and Services	1,185.0	1,211.0		3,459.9	3,374.5
Plastics and Adhesives	489.4	483.9		1,428.5	1,401.4

Net revenues from external customers	$9,412.6	$9,099.4		$27,328.5	$26,217.0

Operating income (loss):
Fire and Security Services	$188.3	$76.4	(1)	$227.1	$681.4	(7)
Electronics	368.4	(272.3	)(2)	1,017.6	(2,357.3	)(8)
Healthcare	563.7	420.2	(3)	1,531.8	1,346.5	(9)
Engineered Products and Services	92.1	(74.3	)(4)	285.2	197.7	(10)
Plastics and Adhesives	54.1	71.4	(5)	139.4	211.9	(11)

	1,266.6	221.4		3,201.1	80.2
Less: Corporate expenses	(58.4)	(172.4	)(6)	(307.5)	(291.9	)(6)

Consolidated operating income (loss)	$1,208.2	$49.0		$2,893.6	$(211.7)

(1)
Includes an impairment charge of $105.6 million primarily for the write-off of a software development project and net restructuring and other charges of $47.0 million. The $47.0 million net charge consists of charges of $51.1 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, offset by restructuring credits of $4.1 million due to costs being less than anticipated. Also includes a charge of $13.4 million for the write-off of purchased in-process research and development.

(2)
Includes a charge for the impairment of goodwill of $607.7 million, restructuring and other charges of $7.3 million, of which $0.4 million is included in cost of sales, primarily for contract cancellation fees and employee severance, and impairment charges of $5.4 million related to property, plant and equipment due to the closure of facilities. Also includes restructuring credits of $9.4 million due to costs being less than anticipated.

(3)
Includes an impairment charge of $2.5 million related to property, plant and equipment and restructuring and other charges of $33.8 million, of which $0.5 million is included in cost of sales, primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations.

(4)
Includes a charge for the impairment of goodwill of $236.7 million, restructuring charges of $14.2 million, of which $0.8 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $1.1 million related to property, plant and equipment due to the closure of facilities.

(5)
Includes a restructuring charge of $0.8 million, which is included in cost of sales.

(6)
Includes restructuring and other charges of $89.2 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees. Also includes a charge of $10.6 million for the impairment of property, plant and equipment.

(7)
Includes an impairment charge of $106.6 million primarily for the write-off of a software development project and a net restructuring and other charge of $82.9 million, of which charges of $13.8 million are included in cost of sales. The $82.9 million net charge consists of charges of $87.0 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business, offset by restructuring credits of $4.1 million due to costs being less than anticipated. Also includes a charge of $13.4 million for the write-off of purchased in-process research and development.

(8)
Includes impairment charges of $2,388.4 million primarily related to the write-down of the TGN and other property, plant and equipment associated with the closure of certain facilities, restructuring and other charges of $563.8 million, of which $237.9 million is included in cost of sales, primarily related to the write-down of inventory and facility closures, and a charge for the impairment of goodwill of $607.7 million. Also includes restructuring credits of $9.4 million due to costs being less than anticipated.

(9)
Includes an impairment charge of $2.5 million related to property, plant and equipment, restructuring and other charges of $41.6 million, of which $0.5 million is included in cost of sales, primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations, and the write-off of legal fees and other deal costs associated with acquisitions that were not completed.

(10)
Includes a charge for the impairment of goodwill of $236.7 million, restructuring and other charges of $38.9 million, of which $6.6 million is included in cost of sales, related to severance and facility-related costs associated with streamlining the business, and impairment charges of $6.8 million related to property, plant and equipment due to the closure of facilities that had become redundant due to acquisitions.

(11)
Includes a restructuring charge of $1.7 million, of which $0.8 million is included in cost of sales.

4. Restructuring and Other (Credits) Charges, Net

      Restructuring and other (credits) charges, net, are as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Fire and Security Services	$(2.2)	$47.0	$(4.2)	$82.9
Electronics	(13.5)	(2.1)	(70.0)	554.4
Healthcare	(0.6)	33.8	(7.3)	41.6
Engineered Products and Services	—	14.2	—	38.9
Plastics and Adhesives	—	0.8	(0.4)	1.7
Corporate	(0.2)	89.2	(10.8)	89.2

	(16.5)	182.9	(92.7)	808.7
Inventory related amounts charged to cost of sales	7.0	(2.5)	20.1	(259.6)

Restructuring and other (credits) charges, net	$(9.5)	$180.4	$(72.6)	$549.1

2003 Credits

        During the first nine months of fiscal 2003, the Electronics segment recorded restructuring credits of $70.0 million, of which $19.9 million is included in cost of sales (of which most inventory has been sold), the Healthcare segment recorded restructuring credits of $7.3 million, of which $0.2 million is included in cost of sales, the Fire and Security Services segment recorded restructuring credits of $4.2 million and the Plastics and Adhesives segment recorded restructuring credits of $0.4 million, related to a revision of estimates of prior years' restructuring charges. Additionally, credits of $10.8 million were recorded at Corporate due to costs being less than anticipated.

2002 Charges and Credits

        The disclosures in Amendment No. 2 to the Company's fiscal 2002 Annual Report on Form 10-K/A discuss net restructuring and other charges of $1,874.7 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2002. Employee severance accruals include amounts to be paid out over time. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the nine months ended June 30, 2003 ($ in millions):

	Severance		Facilities-Related
Fire and Security Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	1,346	$19.4	103	$12.1	$0.5	$31.4	$63.4
Fiscal 2003 reversals	(20)	(2.0)	(9)	(0.6)	—	—	(2.6)
Fiscal 2003 utilization	(683)	(14.3)	(51)	(2.9)	(0.5)	(5.9)	(23.6)
Foreign currency translation adjustments	—	1.6	—	0.7	—	0.4	2.7
Balance sheet reclassifications	—	0.2	—	(0.2)	—	(25.6)	(25.6)

Balance at June 30, 2003	643	$4.9	43	$9.1	$—	$0.3	$14.3

	Severance		Facilities-Related
Electronics Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	4,304	$116.0	17	$154.3	$325.8	$137.2	$733.3
Fiscal 2003 reversals	(995)	(11.1)	(3)	—	(16.7)	—	(27.8)
Fiscal 2003 utilization	(1,929)	(65.9)	(11)	(36.3)	(139.8)	(0.3)	(242.3)
Foreign currency translation adjustments	—	3.7	—	0.3	(3.1)	(0.2)	0.7
Balance sheet reclassifications	—	—	—	3.6	(3.6)	(115.0)	(115.0)

Balance at June 30, 2003	1,380	$42.7	3	$121.9	$162.6	$21.7	$348.9

        During fiscal 2002, the Electronics segment incurred charges of $608.2 million for inventory write-downs, of which $143.1 million was scrapped as of September 30, 2002. The remaining $465.1 million is comprised of a lower of cost or market write-down of $166.1 million and a write-down related to inventory to be scrapped of $299.0 million. All amounts not reversed as a restructuring credit classified in cost of goods sold, were scrapped during the nine months ended June 30, 2003.

	Severance		Facilities-Related
Healthcare Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	274	$13.8	4	$12.0	$25.8
Fiscal 2003 reversals	(42)	(1.6)	—	(4.4)	(6.0)
Fiscal 2003 utilization	(231)	(11.1)	(4)	(6.0)	(17.1)
Foreign currency translation adjustments	—	0.1	—	0.2	0.3

Balance at June 30, 2003	1	$1.2	—	$1.8	$3.0

	Severance		Facilities-Related
Engineered Products and Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	505	$8.0	21	$2.6	$0.8	$11.4
Fiscal 2003 reversals	(73)	—	—	—	—	—
Fiscal 2003 utilization	(187)	(7.3)	(14)	(1.3)	(0.6)	(9.2)
Foreign currency translation adjustments	—	(0.2)	—	(0.2)	0.1	(0.3)

Balance at June 30, 2003	245	$0.5	7	$1.1	$0.3	$1.9

	Severance		Facilities-Related
Plastics and Adhesives Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	274	$4.0	4	$2.9	$6.9
Fiscal 2003 reversals	(33)	(0.1)	—	(0.3)	(0.4)
Fiscal 2003 utilization	(222)	(2.8)	(1)	(0.8)	(3.6)
Foreign currency translation adjustments	—	0.1	—	0.2	0.3

Balance at June 30, 2003	19	$1.2	3	$2.0	$3.2

        In addition to the above segment liabilities, a total of $6.2 million remained on the balance sheet at June 30, 2003 related to 2002 corporate restructuring and other charges. These liabilities primarily relate to severance and other items associated with the termination of employees at the corporate headquarters.

        At June 30, 2003, there remained a total of $377.5 million in reserves related to fiscal 2002 restructuring and other charges on the Consolidated Balance Sheet, of which $219.0 million is included in accrued expenses and other current liabilities and $158.5 million is included in other long-term liabilities. The Company currently anticipates that the restructuring activities related to the fiscal 2002 total charges will be substantially completed within fiscal 2003, except for certain long-term contractual obligations.

2001 Charges and Credits

        The disclosures in Amendment No. 2 to the Company's fiscal 2002 Annual Report on Form 10-K/A discuss net restructuring and other charges of $585.3 million recorded during fiscal 2001 and the related activity with respect to these charges through September 30, 2002. The following tables provide a summary by segment of the remaining balances as of September 30, 2002 related to these charges and the activity with respect to these charges during the quarter ended June 30, 2003 ($ in millions):

	Severance		Facilities-Related
Fire and Security Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Supplier Contract Fees	Other Accrual	Total
Remaining balance at September 30, 2002	211	$2.3	23	$24.2	$0.2	$8.4	$35.1
Fiscal 2003 reversals	—	(1.3)	—	(0.3)	—	—	(1.6)
Fiscal 2003 utilization	(211)	(0.5)	(10)	(4.4)	—	(1.1)	(6.0)
Foreign currency translation adjustments	—	0.3	—	0.2	—	0.1	0.6
Balance sheet reclassifications	—	—	—	—	—	(7.2)	(7.2)

Balance at June 30, 2003	—	$0.8	13	$19.7	$0.2	$0.2	$20.9

	Severance		Facilities-Related
Electronics Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	258	$9.6	2	$15.5	$7.1	$32.2
Fiscal 2003 reversals	(154)	(1.7)	(2)	(0.7)	(0.9)	(3.3)
Fiscal 2003 utilization	(64)	(6.2)	—	(8.4)	(3.6)	(18.2)
Foreign currency translation adjustments	—	0.3	—	0.1	—	0.4
Balance sheet reclassifications	—	—	—	0.6	—	0.6

Balance at June 30, 2003	40	$2.0	—	$7.1	$2.6	$11.7

	Severance		Facilities-Related
Healthcare Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Total
Remaining balance at September 30, 2002	—	$0.5	—	$0.2	$0.7
Fiscal 2003 reversals	—	—	—	(1.0)	(1.0)
Fiscal 2003 utilization	—	(0.4)	—	(0.2)	(0.6)
Foreign currency translation adjustments	—	—	—	1.1	1.1

Balance at June 30, 2003	—	$0.1	—	$0.1	$0.2

	Severance		Facilities-Related
Engineered Products and Services Segment	Number of Employees	Accrual	Number of Facilities	Accrual	Other Accrual	Total
Remaining balance at September 30, 2002	13	$0.4	—	$0.1	$19.1	$19.6
Fiscal 2003 reversals	(11)	—	—	—	—	—
Fiscal 2003 utilization	(2)	—	—	(0.1)	(3.3)	(3.4)
Foreign currency translation adjustments	—	(0.2)	—	—	—	(0.2)
Balance sheet reclassifications	—	—	—	—	(15.0)	(15.0)

Balance at June 30, 2003	—	$0.2	—	$—	$0.8	$1.0

        At June 30, 2003, there remained a total of $33.8 million in liabilities related to fiscal 2001 restructuring and other charges on the Consolidated Balance Sheet, of which $18.7 million is included in accrued expenses and other current liabilities and $15.1 million is included in other long-term liabilities. These remaining liabilities primarily relate to future payments on certain long-term contractual obligations, including employee severance accruals which are paid out over time.

2000 and Prior Years' Charges and Credits

        At June 30, 2003, there remained a total of $6.1 million in liabilities related to fiscal 2000 and prior years' restructuring and other charges on the Consolidated Balance Sheet, of which $2.7 million is included in accrued expenses and other current liabilities and $3.4 million is included in other long-term liabilities. These liabilities primarily relate to certain long-term obligations.

5. Charges for the Impairment of Long-Lived Assets

        The Company reviews the recoverability of the carrying value of long-lived assets, including property, plant and equipment, intangible assets as well as the Tyco Global Network ("TGN"), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows is less than book value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

        During the nine months ended June 30, 2003, the Company recorded additional impairment charges of long-lived assets in continuing operations of $87.3 million. These charges include $77.0 million related primarily to the impairment of intangible assets in two geographic regions associated with the ADT dealer program and $10.2 million related to the impairment of property, plant and equipment associated with the termination of a software development project both within the Fire and Security Services segment. The Company also recorded a net charge for the impairment of property, plant and equipment of $0.1 million at Corporate.

        During the nine months ended June 30, 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $2,514.9 million. Of this charge, $2,388.4 million was recorded by the Electronics segment related to the impairment of the TGN ($2,181.4 million), as well as the impairment of property, plant and equipment ($207.0 million) associated with restructuring activities and the related closure of facilities. After assessing the carrying value of the TGN using an analysis that employs estimates as to current and future market pricing, demand and network completion costs, the Company concluded that the value of its fiber optic network, which is carried at cost, was impaired and consequently, the entire TGN placed in service and a portion of construction in progress of the TGN was written off. The remaining charge of $126.5 million, of which $6.8 million was recorded within the Engineered Products and Services segment related to the write-off of property, plant and equipment associated with the closure of facilities, $2.5 million was recorded within the Healthcare segment related to the write-off of property, plant and equipment associated with the closure of facilities, $106.6 million was recorded within the Fire and Security Services segment primarily related to the write-off of a software development project and $10.6 million was recorded within Corporate related to the impairment of capitalized interest related to the write-off of a software development project.

6. Write-Off of Purchased In-Process Research and Development

        During the quarter ended June 30, 2002, in connection with Tyco's acquisition of Sensormatic, the Company wrote-off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $13.4 million. Management determined the valuation of the IPR&D using appraisals.

7. Other Expense, Net

        Other expense, net is as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Gain (loss) from early retirement of debt	$—	$—	$24.1	$(6.7)
Loss on retirement of debt	(151.8)	—	(151.8)	—
Loss on investments	—	(6.5)	(75.6)	(147.5)
Equity investee guarantee	—	—	(8.5)	—

	$(151.8)	$(6.5)	$(211.8)	$(154.2)

        Tyco has repurchased some debt that was due for redemption and remarketing and some debt prior to scheduled maturities. During the nine months ended June 30, 2003, the Company recorded a gain from the early retirement of debt of $24.1 million, as compared to a loss of $6.7 million during the nine months ended June 30, 2002. During the quarter and nine months ended June 30, 2003, the Company repurchased all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013. The total Dollar Price paid was $902 million based upon the $750 million par value of the Drs. The portion in excess of par of $151.8 million was recorded as a loss on retirement of debt.

        During the nine months ended June 30, 2003, the Company recognized a $75.6 million loss on various equity investments when it became evident that the declines in the fair value of the investments were other than temporary, primarily due to the continuing depressed economic conditions specifically within the telecommunications industry. During the quarter and nine months ended June 30, 2002, the Company recognized a $6.5 million loss primarily related to the write-down of venture capital investments and a $141.0 million loss on equity investments, primarily related to its investments in FLAG Telecom Holdings when it became evident that the declines in the fair value of FLAG and other investments were other than temporary.

        During the nine months ended June 30, 2003, the Company recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 17).

8. Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. During the quarter ended December 31, 2002, the Company recorded income from discontinued operations of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of CIT Group Inc. Operating results from the discontinued operations of Tyco Capital for the quarter and nine months ended June 30, 2002 were as follows ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Finance income	$1,021.9	$3,327.6
Interest expense	370.2	1,091.5

Net finance income	651.7	2,236.1
Depreciation on operating lease equipment	295.7	944.4

Net finance margin	356.0	1,291.7
Provision for credit losses	357.7	665.6

Net finance margin, after provision for credit losses	(1.7)	626.1
Other income	246.1	723.3

Operating margin	244.4	1,349.4
Selling, general, administrative and other costs and expenses	230.4	687.8
Goodwill impairment	2,125.4	6,638.1

Loss before income taxes and minority interest	(2,111.4)	(5,976.5)
Income taxes	(121.2)	(309.4)
Minority interest	(2.7)	(7.7)

Loss from discontinued operations	$(2,235.3)	$(6,293.6)

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

        SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis required the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in first step and second step goodwill impairments of $1,719.0 million and $148.0 million, respectively, which are also included in discontinued operations as of June 30, 2002. Tyco also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to net realizable value for a total CIT goodwill impairment of $2,125.4 million for the quarter ended June 30, 2002. This write-down was based upon net IPO proceeds of $4,387.9 million, after deducting estimated out of pocket expenses, and is included in the loss from discontinued operations.

9. Earnings (Loss) Per Common Share

        The reconciliations of basic and diluted earnings (loss) per common share are as follows (in millions, except per share data):

	For the Quarter Ended June 30, 2003			For the Quarter Ended June 30, 2002 (restated)
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$566.5	1,995.0	$0.28	$(395.9)	1,993.9	$(0.20)
Stock options, restricted shares and deferred stock units	—	5.8		—	—
Exchange of convertible debt due 2010, 2018 and 2023	26.4	203.0		—	—

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$592.9	2,203.8	$0.27	$(395.9)	1,993.9	$(0.20)

	For the Nine Months Ended June 30, 2003			For the Nine Months Ended June 30, 2002 (restated)
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1,256.7	1,994.7	$0.63	$(1,443.1)	1,986.7	$(0.73)
Stock options, restricted shares and deferred stock units	—	4.9		—	—
Exchange of convertible debt due 2010, 2018 and 2023	49.9	126.6		—	—

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$1,306.6	2,126.2	$0.61	$(1,443.1)	1,986.7	$(0.73)

        The computation of diluted earnings per common share for both the quarter and nine months ended June 30, 2003 excludes the effect of the potential exercise of options to purchase approximately 112.4 million and 114.9 million shares, respectively, because the effect would be anti-dilutive. Diluted earnings per common share for both the quarter and nine months ended June 30, 2003 excludes 33.0 million shares related to the Company's zero coupon convertible debentures due 2020 because conversion conditions have not been met.

        The computation of diluted earnings per common shares in the quarter and nine months ended June 30, 2002 excludes the potential exercise of options to purchase approximately 153.3 million and 106.6 million shares, respectively, and the potential exchange of convertible debt due 2010 for 2.9 million shares, because the effect would be anti-dilutive. Dilutive earnings per common share for both the quarter and nine months ended June 30, 2002 excludes 48.0 million and 26.4 million shares respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions had not been met.

10. Goodwill and Intangible Assets

        The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. The Company elected to make July 1 the annual assessment date for all reporting units.

        During the nine months ended June 30, 2002, the Company recorded a total goodwill impairment on continuing operations of $844.4 million, $607.7 million relating to Tyco Telecommunications, a reporting unit within the Electronics segment, and $236.7 million relating to Tyco Infrastructure, a reporting unit within the Engineered Products and Services segment.

        See Note 8, "Discontinued Operations of Tyco Capital (CIT Group Inc.)," for further information regarding the impairment of goodwill relating to Tyco Capital.

        The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows ($ in millions):

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2002, as restated	$8,003.7	$7,840.9	$6,549.1	$2,914.1	$712.7	$26,020.5
Reversals of purchase accounting liabilities and fair value adjustments related to prior year acquisitions	(137.9)	(63.3)	(124.6)	(32.1)	(2.0)	(359.9)
Goodwill related to fiscal 2003 acquisitions	—	0.2	0.8	10.5	—	11.5
Divestitures	—	—	(3.6)	—	—	(3.6)
Currency translation and other adjustments	335.6	93.4	15.6	181.4	7.3	633.3

Balance at June 30, 2003	$8,201.4	$7,871.2	$6,437.3	$3,073.9	$718.0	$26,301.8

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	At June 30, 2003			At September 30, 2002 (restated)
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,345.8	$1,599.1	12 years	$3,780.0	$1,191.3	12 years
Intellectual property	3,541.0	587.2	23 years	3,470.8	443.0	21 years
Other	246.7	57.3	28 years	210.1	20.8	28 years

Total	$8,133.5	$2,243.6	18 years	$7,460.9	$1,655.1	17 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        As of June 30, 2003 and September 30, 2002, the Company had $140.3 million and $140.1 million, respectively, of intellectual property, consisting primarily of trademarks acquired from Sensormatic, that are not subject to amortization. As of June 30, 2003 and September 30, 2002, the Company had $25.8 million and $26.2 million, respectively, of other intangible assets that are not subject to amortization but will be tested at least annually for impairment.

        Intangible asset amortization expense for the quarters ended June 30, 2003 and 2002 was $179.4 million and $174.3 million, respectively. Intangible asset amortization expense for the nine months ended June 30, 2003 and 2002 was $548.2 million and $453.8 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for fiscal 2004, $600 million for fiscal 2005, $500 million for fiscal 2006, $450 million for fiscal 2007, and $400 million for fiscal 2008.

11. Debt

        Debt is as follows(1) ($ in millions):

	June 30, 2003	September 30, 2002
Bank credit agreement(2)	$—	$—
Variable-rate unsecured term loan from banks due 2003(3)	—	3,855.0
6.25% public Dealer Remarketable Securities with a 2003 put option(4)	—	751.9
Floating rate private placement notes due 2003(8)	487.9	493.8
4.95% notes due 2003(8)	534.3	565.1
6.0% notes due 2003(8)	72.8	72.7
Zero coupon convertible senior debentures with a November 2003 put option(5)(8)	2,467.3	3,519.1
5.875% public notes due 2004	399.4	399.1
4.375% Euro denominated notes due 2004	569.8	486.5
6.375% public notes due 2005	747.8	747.0
6.75% notes due 2005	76.7	76.7
6.375% public notes due 2006	995.1	993.7
Variable rate unsecured revolving credit facility due 2006	2,000.0	2,000.0
5.8% public notes due 2006	696.5	695.7
6.125% Euro denominated public notes due 2007	681.6	582.4
6.5% notes due 2007	99.4	99.3
6.125% public notes due 2008	397.0	396.6
8.2% notes due 2008	388.4	388.4
5.50% Euro denominated notes due 2008	778.2	664.4
6.125% public notes due 2009	390.0	393.1
Zero coupon convertible subordinated debentures due 2010	26.8	26.3
6.75% public notes due 2011	993.4	992.8
6.375% public notes due 2011	1,491.5	1,490.7
6.50% British pound denominated public notes due 2011	285.7	285.3
7.0% debentures due 2013	86.3	86.2
2.75% convertible senior debentures due 2018(6)	2,932.0	—
Zero coupon convertible senior debentures due 2021(7)	0.7	1,944.6
3.125% convertible senior debentures due 2023(6)	1,464.0	—
7.0% public notes due 2028	493.4	493.2
6.875% public notes due 2029	783.0	782.5
6.50% British pound denominated public notes due 2031	468.6	438.9
Other(8)	400.0	484.8

Total debt	21,207.6	24,205.8
Less current portion	3,639.9	7,719.0

Long-term debt	$17,567.7	$16,486.8

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
(4)
In June 2003, TIG repurchased for cash all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013. The total Dollar Price paid was $902 million, based upon the $750 million par value of the Drs. plus the difference between a Base Rate of 5.55% and the then current ten-year United States Treasury yield-to-maturity.
(5)
In November 2000, Tyco issued $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. The debentures accrete interest at a rate of 1.5% per annum. During the nine months ended June 30, 2003, Tyco purchased $1,085.7 million (par value $1,415.2 million) of the debentures for cash of approximately $1,062.8 million. Tyco may be required to repurchase the remaining outstanding debentures for cash at the option of the holder, at the accreted value of approximately $2.5 billion in November 2003.
(6)
In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time prior to the stated maturity, holders may convert each of their debentures into Tyco common shares at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued but unpaid interest, and may elect to repurchase the securities for cash, Tyco common shares, or any combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of approximately $4,387.5 million, before out of pocket expenses, from these debentures were used primarily to repay debt.
(7)
At February 12, 2003, the accreted value of TIG's zero coupon convertible debentures with a February 2003 put option was $1,850.8 million. On February 13, 2003, TIG purchased $1,850.1 million accreted value of these debentures for cash. This purchase resulted from the exercise of investors' option under the indenture to require TIG to purchase at accreted value debentures validly surrendered by February 12, 2003.
(8)
These instruments, plus $77.6 million of the amount shown as other, comprise the current portion of long-term debt as of June 30, 2003.

        Our bank credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital shares, to make acquisitions or investments, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks. None of these covenants are presently considered restrictive to our operations.

12. Commitments and Contingencies

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current board of directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. In addition, we and some members of our former senior corporate management are subject to a SEC Division of Enforcement investigation that is still ongoing. The Company is cooperating with the SEC Division of Enforcement investigation but the scope and likely duration of the investigation is unclear. Some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC Division of Enforcement investigation may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations or liquidity.

        We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our financial condition, results of operations or liquidity.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of June 30, 2003, we concluded that the best estimate within this range is approximately $271 million, of which $33 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We believe, but we cannot assure you, that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. Currently, there are approximately 14,000 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial condition, results of operations or liquidity.

13. Shareholders' Equity

        Dividends—Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first three quarters of fiscal 2003 and fiscal 2002.

14. Comprehensive Income (Loss)

        Total comprehensive income (loss) and its components are as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Net income (loss)	$566.5	$(2,631.2)	$1,276.7	$(7,736.7)
Unrealized gain (loss) on securities, net of tax	1.7	(3.8)	(1.1)	77.8
Changes in fair values of derivatives qualifying as cash flow hedges	0.2	(1.0)	(1.9)	0.9
Foreign currency translation adjustment	652.3	695.8	1,290.2	275.0
Activity of discontinued operations	—	7.8	—	26.2

Total comprehensive income (loss)	$1,220.7	$(1,932.4)	$2,563.9	$(7,356.8)

15. Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions):

	June 30, 2003	September 30, 2002
		(restated)
Purchased materials and manufactured parts	$1,170.5	$1,234.6
Work in process	1,006.6	975.4
Finished goods	2,378.4	2,397.9

Inventories	$4,555.5	$4,607.9

Short-term investments (restricted)	$444.9	$93.5
Contracts in process	496.8	408.5
Prepaid expenses and other	1,198.9	959.7

Other current assets	$2,140.6	$1,461.7

Construction in progress — TGN	$—	$372.9
TGN — placed in service	698.2	214.3
Accumulated depreciation TGN — placed in service	(30.6)	(5.6)

Tyco Global Network, net	$667.6	$581.6

Land	$567.0	$548.0
Buildings	2,822.0	2,708.8
Subscriber systems	4,860.0	4,614.6
Machinery and equipment	9,104.4	8,467.9
Leasehold improvements	374.7	363.9
Construction in progress	636.6	773.0
Accumulated depreciation	(8,354.9)	(7,615.2)

Property, plant and equipment, net	$10,009.8	$9,861.0

Long-term investments	$197.3	$297.8
Non-current portion of deferred income taxes	2,049.6	1,800.3
Non-current restricted cash	187.5	—
Non-current restricted investments	45.3	—
Other	1,441.8	1,451.1

Other assets	$3,921.5	$3,549.2

Deferred revenue — non-current portion	$1,198.0	$1,195.8
Deferred income taxes	1,161.3	985.6
Other	3,248.0	2,974.7

Other long-term liabilities	$5,607.3	$5,156.1

16. Non-Controlled Entities

        The Company has programs under which it sells machinery and equipment to investors (or affiliated companies) who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN 46.

        The Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Telecommunications. During the quarter ended June 30, 2003, the Company restructured one of the synthetic leases to meet the requirements of FIN 46 for operating lease accounting. The Company will reclassify the remaining two leases as capital leases and accordingly, will increase total debt by $517 million (effective July 1, 2003).

        The Company is currently evaluating other investments that may meet the consolidation criteria in FIN 46.

17. Guarantees

        TIG has issued a guarantee to a bank on behalf of an equity investee for a reducing revolving line of credit, due November 30, 2005. The maximum borrowing permitted under the facility is $8.5 million, all of which is outstanding. The maximum borrowing permitted under the facility will be further reduced by $0.75 million on both December 20, 2003 and 2004. The bank has notified the equity investee and TIG that the investee has defaulted on its obligations and has demanded that the investee and TIG pay the outstanding principal on the loan. We expect to pay the outstanding amount of $8.5 million in the near future. During the quarter ended March 31, 2003, the Company recorded a liability for the guarantee of $8.5 million as a result of the equity investee experiencing financial constraints. This amount has been included in other expense, net, in the Consolidated Statements of Operations (see Note 7). The Company has no recourse from a third-party other than ultimate reimbursement from the equity investee in cash or common shares.

        The Company's Healthcare business may, from time to time, enter into sales contracts whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk," the Company accrues a liability based on historical loss data. As of June 30, 2003, $3.2 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with a financially viable third-party financier; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

        The Company's Fire and Security Services business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the service itself. Therefore, the Company's exposure would be the cost on any services performed, which would not have a material effect to the Company's financial position or results of operations. Because it is not probable that the Company will have to make any payments or perform any services pursuant to the guarantee, it is not accrued. The contract was entered into in July 2002 and expires at the end of the warranty period, July 2004, since delivery has now been made. If the third-party sub-contractor does not perform its obligations, Tyco may consider withholding any future payment for work performed by the contractor.

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

        Following is a roll forward of the Company's warranty accrual for the quarter and nine months ended June 30, 2003 ($ in millions).

	For the Quarter Ended June 30, 2003	For the Nine Months Ended June 30, 2003
Balance at beginning of period	$438.5	$493.6
Accruals for warranties issued during the period	16.8	33.8
Changes in estimates related to pre-existing warranties	16.4	26.7
Settlements made	(47.1)	(129.6)
Additions due to acquisitions	0.9	1.0

Balance at end of period	$425.5	$425.5

18. Tyco International Group S.A.

        TIG has issued public and private debt securities, which are fully and unconditionally guaranteed by Tyco. In accordance with SEC rules, the following presents condensed consolidating financial information for Tyco, TIG and all other subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares. All periods in fiscal 2002 have been restated for the adjustments as described in Note 1.

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$9,412.6	$—	$9,412.6
Cost of product sales	—	—	5,015.5	—	5,015.5
Cost of services	—	—	998.2	—	998.2
Selling, general and administrative expenses	10.2	1.2	2,188.7	—	2,200.1
Restructuring and other credits, net	—	—	(9.5)	—	(9.5)
Charges for the impairment of long-lived assets	—	—	0.1	—	0.1

Operating (loss) income	(10.2)	(1.2)	1,219.6	—	1,208.2
Interest income	0.6	6.1	33.0	—	39.7
Interest expense	(9.4)	(247.7)	(30.5)	—	(287.6)
Other expense, net	—	(151.8)	—	—	(151.8)
Equity in net income of subsidiaries	728.5	438.9	—	(1,167.4)	—
Intercompany interest and fees	(143.0)	394.5	(251.5)	—	—

Income before income taxes and minority interest	566.5	438.8	970.6	(1,167.4)	808.5
Income taxes	—	—	(241.1)	—	(241.1)
Minority interest	—	—	(0.9)	—	(0.9)

Net income	$566.5	$438.8	$728.6	$(1,167.4)	$566.5

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Quarter Ended June 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$9,099.4	$—	$9,099.4
Cost of product sales	—	—	4,921.1	—	4,921.1
Cost of services	—	—	892.7	—	892.7
Selling, general and administrative expenses	2.3	0.4	2,070.5	—	2,073.2
Restructuring and other charges, net	0.3	—	180.1	—	180.4
Charges for the impairment of long-lived assets	—	—	125.2	—	125.2
Goodwill impairment	—	—	844.4	—	844.4
Write-off of purchased in-process research and development	—	—	13.4	—	13.4

Operating (loss) income	(2.6)	(0.4)	52.0	—	49.0
Interest income	0.2	11.0	24.1	—	35.3
Interest expense	(31.5)	(242.2)	(11.9)	—	(285.6)
Other expense, net	—	—	(6.5)	—	(6.5)
Equity in net loss of subsidiaries	(2,469.6)	(216.1)	—	2,685.7	—
Intercompany interest and fees	(127.7)	231.6	(103.9)	—	—

Loss from continuing operations before income taxes and minority interest	(2,631.2)	(216.1)	(46.2)	2,685.7	(207.8)
Income taxes	—	—	(187.4)	—	(187.4)
Minority interest	—	—	(0.7)	—	(0.7)

Loss from continuing operations	(2,631.2)	(216.1)	(234.3)	2,685.7	(395.9)
Loss from discontinued operations of Tyco Capital, net of tax	—	—	(2,235.3)	—	(2,235.3)

Net loss	$(2,631.2)	$(216.1)	$(2,469.6)	$2,685.7	$(2,631.2)

CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$27,328.5	$—	$27,328.5
Cost of product sales	—	—	14,699.5	—	14,699.5
Cost of services	—	—	2,901.7	—	2,901.7
Selling, general and administrative expenses	135.0	2.2	6,681.8	—	6,819.0
Restructuring and other credits, net	—	(0.1)	(72.5)	—	(72.6)
Charges for the impairment of long-lived assets	—	—	87.3	—	87.3

Operating (loss) income	(135.0)	(2.1)	3,030.7	—	2,893.6
Interest income	1.1	26.5	59.7	—	87.3
Interest expense	(33.8)	(769.0)	(73.6)	—	(876.4)
Other income (expense), net	22.9	(159.1)	(75.6)	—	(211.8)
Equity in net income of subsidiaries	1,835.6	837.2	—	(2,672.8)	—
Intercompany interest and fees	(414.1)	903.8	(489.7)	—	—

Income from continuing operations before income taxes and minority interest	1,276.7	837.3	2,451.5	(2,672.8)	1,892.7
Income taxes	—	(0.1)	(633.3)	—	(633.4)
Minority interest	—	—	(2.6)	—	(2.6)

Income from continuing operations	1,276.7	837.2	1,815.6	(2,672.8)	1,256.7
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Net income	$1,276.7	$837.2	$1,835.6	$(2,672.8)	$1,276.7

CONSOLIDATING STATEMENT OF OPERATIONS (RESTATED)
Nine Months Ended June 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$26,217.0	$—	$26,217.0
Cost of product sales	—	—	14,160.3	—	14,160.3
Cost of services	—	—	2,490.2	—	2,490.2
Selling, general and administrative expenses	15.8	(1.1)	5,841.7	—	5,856.4
Restructuring and other charges, net	0.3	—	548.8	—	549.1
Charges for the impairment of long-lived assets	—	—	2,514.9	—	2,514.9
Goodwill impairment	—	—	844.4	—	844.4
Write-off of purchased in-process research and development	—	—	13.4	—	13.4

Operating (loss) income	(16.1)	1.1	(196.7)	—	(211.7)
Interest income	0.4	26.2	57.8	—	84.4
Interest expense	(71.0)	(657.2)	(21.3)	—	(749.5)
Other expense, net	(1.2)	—	(153.0)	—	(154.2)
Equity in net (loss) income of subsidiaries	(7,261.4)	1,118.8	—	6,142.6	—
Intercompany interest and fees	(387.4)	630.1	(242.7)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(7,736.7)	1,119.0	(555.9)	6,142.6	(1,031.0)
Income taxes	—	(0.2)	(411.1)	—	(411.3)
Minority interest	—	—	(0.8)	—	(0.8)

(Loss) income from continuing operations	(7,736.7)	1,118.8	(967.8)	6,142.6	(1,443.1)
Loss from discontinued operations of Tyco Capital, net of tax	—	—	(6,293.6)	—	(6,293.6)

Net (loss) income	$(7,736.7)	$1,118.8	$(7,261.4)	$6,142.6	$(7,736.7)

CONSOLIDATING BALANCE SHEET
June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$200.0	$1,136.2	$2,590.5	$—	$3,926.7
Restricted cash	—	180.6	30.3	—	210.9
Accounts receivable, net	—	—	5,898.3	—	5,898.3
Inventories	—	—	4,555.5	—	4,555.5
Intercompany receivables	97.4	334.1	5,543.2	(5,974.7)	—
Other current assets	—	447.7	2,563.1	—	3,010.8

Total current assets	297.4	2,098.6	21,180.9	(5,974.7)	17,602.2
Tyco Global Network, Net	—	—	667.6	—	667.6
Property, Plant and Equipment, Net	4.2	0.2	10,005.4	—	10,009.8
Goodwill	—	0.7	26,301.1	—	26,301.8
Intangible Assets, Net	—	—	5,889.9	—	5,889.9
Investment In Subsidiaries	52,341.0	42,950.8	—	(95,291.8)	—
Intercompany Loans Receivable	218.3	20,485.4	22,965.1	(43,668.8)	—
Other Assets	23.1	210.3	3,688.1	—	3,921.5

Total Assets	$52,884.0	$65,746.0	$90,698.1	$(144,935.3)	$64,392.8

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,467.2	$1,022.2	$150.5	$—	$3,639.9
Accounts payable	3.1	—	2,760.0	—	2,763.1
Accrued expenses and other current liabilities	55.3	297.0	4,177.5	—	4,529.8
Intercompany payables	5,060.2	483.0	431.5	(5,974.7)	—
Other	—	0.6	3,622.4	—	3,623.0

Total current liabilities	7,585.8	1,802.8	11,141.9	(5,974.7)	14,555.8
Long-Term Debt	—	16,613.9	953.8	—	17,567.7
Intercompany Loans Payable	18,615.0	4,350.1	20,703.7	(43,668.8)	—
Other Long-Term Liabilities	50.6	—	5,556.7	—	5,607.3

Total Liabilities	26,251.4	22,766.8	38,356.1	(49,643.5)	37,730.8
Minority Interest	—	—	29.4	—	29.4
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.8	—	(4.3)	—	399.5
Other shareholders' equity	26,228.8	42,979.2	47,636.9	(90,611.8)	26,233.1

Total Shareholders' Equity	26,632.6	42,979.2	52,312.6	(95,291.8)	26,632.6

Total Liabilities and Shareholders' Equity	$52,884.0	$65,746.0	$90,698.1	$(144,935.3)	$64,392.8

CONSOLIDATING BALANCE SHEET (RESTATED)
September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$37.6	$2,970.7	$3,177.4	$—	$6,185.7
Restricted cash	—	181.4	14.8	—	196.2
Accounts receivable, net	—	0.1	5,831.8	—	5,831.9
Inventories	—	—	4,607.9	—	4,607.9
Intercompany receivables	277.3	101.2	3,949.5	(4,328.0)	—
Other current assets	—	93.9	2,723.8	—	2,817.7

Total current assets	314.9	3,347.3	20,305.2	(4,328.0)	19,639.4
Tyco Global Network, Net	—	—	581.6	—	581.6
Property, Plant and Equipment, Net	5.2	0.2	9,855.6	—	9,861.0
Goodwill	—	0.7	26,019.8	—	26,020.5
Intangible Assets, Net	—	—	5,805.8	—	5,805.8
Investment In Subsidiaries	39,871.4	32,005.4	—	(71,876.8)	—
Intercompany Loans Receivable	218.3	21,000.6	13,334.8	(34,553.7)	—
Other Assets	23.1	21.4	3,504.7	—	3,549.2

Total Assets	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$7,610.4	$108.6	$—	$7,719.0
Accounts payable	0.2	0.2	3,173.4	—	3,173.8
Accrued expenses and other current liabilities	35.8	267.2	4,993.5	—	5,296.5
Intercompany payables	3,434.9	514.6	378.5	(4,328.0)	—
Other	—	0.7	3,500.5	—	3,501.2

Total current liabilities	3,470.9	8,393.1	12,154.5	(4,328.0)	19,690.5
Long-Term Debt	3,519.1	11,876.5	1,091.2	—	16,486.8
Intercompany Loans Payable	9,315.0	4,019.8	21,218.9	(34,553.7)	—
Other Long-Term Liabilities	46.6	52.4	5,057.1	—	5,156.1

Total Liabilities	16,351.6	24,341.8	39,521.7	(38,881.7)	41,333.4
Minority Interest	—	—	42.8	—	42.8
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.6	—	(4.5)	—	399.1
Other shareholders' equity	23,677.7	32,033.8	35,167.5	(67,196.8)	23,682.2

Total Shareholders' Equity	24,081.3	32,033.8	39,843.0	(71,876.8)	24,081.3

Total Liabilities and Shareholders' Equity	$40,432.9	$56,375.6	$79,407.5	$(110,758.5)	$65,457.5

CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities from continuing operations	$1,303.1	$282.6	$1,984.1	$—	$3,569.8
Net cash provided by operating activities from discontinued operations	—	—	20.0	—	20.0

Net cash provided by operating activities	1,303.1	282.6	2,004.1	—	3,589.8

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(904.1)	—	(904.1)
Construction in progress — Tyco Global Network	—	—	(118.4)	—	(118.4)
Acquisition of businesses, net of cash acquired	—	—	(34.6)	—	(34.6)
Acquisition of customer accounts (ADT dealer program)	—	—	(506.2)	—	(506.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(227.3)	—	(227.3)
Disposal of businesses	—	—	8.0	—	8.0
Cash invested in short-term investments	—	(351.4)	—	—	(351.4)
Net sale (purchase) of long-term investments	0.1	(45.3)	33.0	—	(12.2)
Net decrease in intercompany loans	—	845.5	—	(845.5)	—
Net increase in investment in subsidiaries	(2.4)	—	—	2.4	—
Increase in restricted cash	—	(138.1)	(64.5)	—	(202.6)
Other	—	—	72.3	—	72.3

Net cash (used in) provided by investing activities	(2.3)	310.7	(1,741.8)	(843.1)	(2,276.5)

Cash Flows From Financing Activities:
Net repayments of debt	(1,062.8)	(2,427.8)	(117.5)	—	(3,608.1)
Proceeds from exercise of options	—	—	7.8	—	7.8
Dividends paid	(75.6)	—	—	—	(75.6)
Repurchase of Tyco common shares	—	—	(1.2)	—	(1.2)
Net financing repayments to parent	—	—	(845.5)	845.5	—
Net capital contributions from parent	—	—	2.4	(2.4)	—
Other	—	—	(6.5)	—	(6.5)

Net cash used in financing activities	(1,138.4)	(2,427.8)	(960.5)	843.1	(3,683.6)

Effect of currency translation on cash	—	—	111.3	—	111.3
Net increase (decrease) in cash and cash equivalents	162.4	(1,834.5)	(586.9)	—	(2,259.0)
Cash and cash equivalents at beginning of period	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of period	$200.0	$1,136.2	$2,590.5	$—	$3,926.7

CONSOLIDATING STATEMENT OF CASH FLOWS (RESTATED)
Nine Months Ended June 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities from continuing operations	$(228.8)	$(377.0)	$4,198.6	$—	$3,592.8
Net cash provided by operating activities from discontinued operations	—	—	1,462.9	—	1,462.9

Net cash (used in) provided by operating activities	(228.8)	(377.0)	5,661.5	—	5,055.7

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(0.2)	—	(1,387.4)	—	(1,387.6)
Construction in progress — Tyco Global Network	—	—	(982.6)	—	(982.6)
Acquisition of businesses, net of cash acquired	—	—	(1,682.2)	—	(1,682.2)
Acquisition of customer accounts (ADT dealer program)	—	—	(871.7)	—	(871.7)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(520.8)	—	(520.8)
Net sale of long-term investments	2.0	—	44.9	—	46.9
Net increase in intercompany loans	—	(4,305.2)	—	4,305.2	—
Net decrease (increase) in investment in subsidiaries	61.8	—	(71.8)	10.0	—
Other	—	—	(141.3)	—	(141.3)

Net cash provided by (used in) investing activities from continuing operations	63.6	(4,305.2)	(5,612.9)	4,315.2	(5,539.3)
Net cash provided by investing activities from discontinued operations	—	—	2,684.3	—	2,684.3

Net cash provided by (used in) investing activities	63.6	(4,305.2)	(2,928.6)	4,315.2	(2,855.0)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(10.1)	5,178.1	(1,353.9)	—	3,814.1
Proceeds from sale of common shares for acquisitions	501.4	—	(501.4)	—	—
Proceeds from exercise of options	58.3	—	128.0	—	186.3
Dividends paid	(75.0)	—	—	—	(75.0)
Repurchase of Tyco common shares	—	—	(789.1)	—	(789.1)
Net financing from parent	—	—	4,305.2	(4,305.2)	—
Repayment of intercompany note payable	(295.1)	—	295.1	—	—
Net capital contributions from parent.	—	—	10.0	(10.0)	—
Capital contribution to Tyco Capital.	—	—	(200.0)	—	(200.0)
Other	—	—	(7.4)	—	(7.4)

Net cash provided by financing activities from continuing operations	179.5	5,178.1	1,886.5	(4,315.2)	2,928.9
Net cash used in financing activities from discontinued operations	—	—	(2,874.6)	—	(2,874.6)

Net cash provided by (used in) financing activities	179.5	5,178.1	(988.1)	(4,315.2)	54.3

Effect of currency translation on cash	—	—	32.3	—	32.3
Net increase in cash and cash equivalents	14.3	495.9	1,777.1	—	2,287.3
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(1,272.6)	—	(1,272.6)
Cash and cash equivalents at beginning of period	1.4	37.0	1,741.7	—	1,780.1

Cash and cash equivalents at end of period	$15.7	$532.9	$2,246.2	$—	$2,794.8

19. Subsequent Events

      On July 30, 2003 and on August 1, 2003, TIG paid from cash the entire remaining par value of its Floating Rate Notes and 4.95% Notes of approximately $488 million and $534 million, respectively.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

        Information for all periods presented below reflects the grouping of Tyco's businesses into five segments, consisting of Fire and Security Services, Electronics, Healthcare, Engineered Products and Services, and Plastics and Adhesives.

        Investigation—With the arrival of new senior management, the Company engaged in a number of internal audits aimed at determining what, if any, misconduct may have been committed by prior senior management. An initial review of prior management's transactions with the Company was conducted by the law firm of Boies, Schiller & Flexner LLP. The details of their findings were made public in a Form 8-K filed on September 17, 2002. In July 2002, our new CEO and our Board of Directors ordered a further review of corporate governance practices and the accounting of selected acquisitions. This review has been referred to as the "Phase 2 review."

        The Phase 2 review was conducted by the law firm of Boies, Schiller & Flexner LLP and the Boies firm was in turn assisted by forensic accountants. The review received the full cooperation of Tyco's auditors, PricewaterhouseCoopers LLP, as well as Tyco's new senior management team. The review included an examination of Tyco's reported revenues, profits, cash flow, internal auditing and control procedures, accounting for fifteen large acquisitions (selected after consultation with the U.S. Securities and Exchange Commission Staff) and related reserves, the use of non-recurring charges, as well as corporate governance issues such as the personal use of corporate assets and the use of corporate funds to pay personal expenses, employee loan and loan forgiveness programs. Approximately 25 lawyers and 100 accountants worked on the review from August into December 2002. In total, at considerable cost, more than 15,000 lawyer hours and 50,000 accountant hours were dedicated to this review. The review team examined documents and interviewed Tyco personnel at more than 45 operating units in the United States and in 12 foreign countries.

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

        Restatement—As reported in Amendment No. 2 to the Company's Annual Report on Form 10-K/A, we were engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of our periodic filings. We believed that we had resolved the material accounting issues at the time of the original filing of our Form 10-K for the year ended September 30, 2002. Subsequent correspondence and discussions with the Staff, principally regarding the method of amortizing contracts acquired through our ADT dealer program as well as the accounting for amounts reimbursed to us from ADT dealers, coupled with issues related to the prior periods identified during our intensified internal audits and detailed operating reviews in the quarter ended March 31, 2003 led us to restate our consolidated financial statements for the quarters ended March 31, 2003 and December 31, 2002, and for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998.

        The restatement principally related to (i) recording charges in the prior years and quarters to which they relate, rather than in the period such charges were initially identified, (ii) a revision in the method of amortization used to allocate the costs of contracts acquired through our ADT dealer program so that the amortization of such costs better matches the pattern of revenue related to such contracts, (iii) a revision in the method of accounting for amounts reimbursed to us from ADT dealers as part of the ADT dealer program to effectively treat such amounts as an integral part of the purchase of the underlying contracts, and (iv) certain other adjustments regarding charges or credits so as to record them in earlier accounting periods to which they relate. Each of these matters are described further below:

Charges Relating to Prior Years Initially Recorded in Fiscal 2002

        As disclosed in Amendment No. 2 to the Company's Form 10-K/A for the fiscal year ended September 30, 2002, the Company identified various adjustments during the fourth quarter of fiscal 2002 relating to prior period financial statements. These adjustments, which aggregated $261.6 million on a pre-tax basis or $199.7 million on an after-tax basis, were recorded effective October 1, 2001. The adjustments primarily were related to reimbursements from ADT dealers in years prior to fiscal 2002 in excess of the costs incurred, a lower net gain on the issuance of TyCom shares previously reported for fiscal 2001 and adjustments identified both as a result of the Phase 2 review and the recording of previously unrecorded audit adjustments (which were more appropriately recorded as expenses as opposed to part of acquisition accounting). The restatement included adjustments to reverse the charges recorded in the first quarter of fiscal 2002 and presented those charges in the historical periods to which they relate.

Charges Relating to Prior Years and Quarters Recorded in the Quarter Ended March 31, 2003

        As disclosed in the Company's Form 10-Q/A for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $434.5 million in that quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security Services segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustments (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement included adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflected those charges in the historic periods to which they relate.

Method of Amortizing Contracts and Related Customer Relationships

        As described elsewhere in Note 1 to the financial statements appearing in Amendment No. 2 to the Company's Form 10-K/A for the year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships), which is amortized over the period of the economic benefit expected to be obtained from the customer relationship. Effective January 1, 2003, and as disclosed in the Company's Form 10-Q/A for the quarter ended March 31, 2003, the

Company changed its method of accounting for the amortization of the costs of these purchased contracts from the straight-line method to an accelerated method. In addition, the Company revised its estimate of the life of the customer account pool over which the costs of purchased contracts would be amortized from ten years to twelve years. The change in method of accounting was viewed as inseparable from the change in estimated life, and therefore, the pre-tax cumulative effect of this charge of $315.5 million was recorded as an increase in amortization expense effective January 1, 2003. The restatement reversed this previously recorded charge and reflected the accelerated amortization method for all historical periods.

Amounts Reimbursed from ADT Dealers

        As described elsewhere in Note 1 to the financial statements appearing in Amendment No. 2 to the Company's Form 10-K/A for the year ended September 30, 2002, the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. Through the period ended March 31, 2003, dealers paid the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. Prior to fiscal 2002, the Company recognized as an expense reduction the entire amount of such reimbursements from dealers. Commencing October 1, 2001, to the extent that the amount of dealer reimbursement exceeded the actual costs incurred by the Company, the excess was recorded as a deferred credit and amortized on a straight-line basis over ten years. As disclosed in the Company's Form 10-Q/A for the quarter ended March 31, 2003, the Company changed its method of accounting for these reimbursements from dealers. Pursuant to a recently issued consensus of the FASB's Emerging Issues Task Force (EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor"), the consideration received by the Company relating to the non-refundable charge to each dealer for reimbursement of the costs to support the ADT dealer program was presumed to be a reduction in the capitalized intangible asset cost to the Company of acquiring customer contracts. As permitted under EITF 02-16, the Company changed its method of accounting for the amounts received from dealers for reimbursement of the costs to support the ADT dealer program through a cumulative change recorded retroactively to the beginning of the fiscal year. This was reported as a $206.7 million after-tax ($265.5 million pre-tax) charge for the cumulative effect of change in accounting principle in the Consolidated Statement of Operations for the six months ended March 31, 2003, retroactive to October 1, 2002. The impact on the Consolidated Balance Sheets of the cumulative adjustment was a decrease in net intangible assets of $566.8 million and a decrease in liabilities for the previously deferred non-refundable charge to dealers of $301.4 million. The restatement reversed the cumulative effect of the previously recorded change in accounting to report non-refundable dealer reimbursements as a reduction in the capitalized intangible asset cost to the Company of purchasing customer contracts in each prior accounting period to which such purchases relate and changes the classification of the portion of such previous charge that represents an impairment of customer contracts and relationships. This impairment charge ($77.0 million pre-tax) resulted from a further deterioration during the quarter ended March 31, 2003 of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries in 2002. This charge is now classified on the fiscal 2003 Consolidated Statement of Operations as an Impairment of Long-Lived Assets.

Other Adjustments

        In connection with the decision to reverse the effect of charges relating to prior years and quarters described above, and to record those charges in the fiscal periods to which they relate, the restatement also recorded the following adjustments, representing timing differences between fiscal periods: (i) reduce the revenue ($90.0 million) and gross margin ($53.0 million) recognized on the sale of capacity on the TyCom network recorded in fiscal 2001 and 2002 and reverse the write-off of $55.0 million of remaining accounts receivable relating to such transaction (ii) reverse $166.8 million of income recognized in connection with the settlement of litigation in fiscal 2001, along with the corresponding value assigned to intangible assets, and reverse the subsequent amount of amortization of the intangible asset as well as the amount of loss attributable to that asset upon disposition in fiscal 2002 of the Healthcare business to which the intangible asset related and (iii) reverse $31.6 million of charges originally recorded during the fourth quarter of fiscal 2002 and reflect this charge in the prior quarters and years to which they relate. These charges relate primarily to intercompany profit, capitalized costs, and account reconciliation issues within the Engineered Products and Services segment. The restatement also includes an adjustment to change the classification of a $20.0 million restitution payment from Other income (expense) in continuing operations to Income from discontinued operations of Tyco Capital in the Statement of Operations for the quarter ended December 31, 2002.

        The Company also determined that the pre-tax charges of $434.5 million recorded in the quarter ended March 31, 2003 described above should have been greater by $71.5 million. The $71.5 million (which relates primarily to workers' compensation and product and general liability insurance accruals) was previously included in the charges recorded during the quarter ended March 31, 2003, described as Charges Related to Current Period Changes in Estimates below. This amount has been reversed and is reflected as part of the restatement discussed above.

        In addition to the charges and adjustments discussed above, the Company also identified previously unrecorded obligations relating to compensation arrangements with L. Dennis Kozlowski, our former Chairman of the Board of Directors and Chief Executive Officer and Mark H. Swartz, a former director and our former Chief Financial Officer, which were funded through split dollar life insurance policies. See Note 17—Related Party Transactions in Amendment No. 2 to the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 2002 for further details on these arrangements. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers in prior fiscal periods and were not contingent upon continuing employment. The Company previously expensed the insurance premiums funded under these arrangements of $7.7 million, and $3.8 million in the years ended September 30, 2002, and 2001, respectively, as well as a lump-sum payment of $24.6 million paid to Mr. Swartz upon his termination in Fiscal 2002. As part of the restatement the Company has accrued $49.3 million and $46.6 million on our consolidated balance sheets as of March 31, 2003 and September 30, 2002, respectively, in connection with these arrangements and reversed the expense for the lump-sum payment recorded in fiscal 2002 related to Mr. Swartz's termination, as it is now recorded in fiscal years 2001 and 2000.

        In addition, it was determined that the cumulative net deferred tax assets associated with the above charges should have been greater by $116 million as of March 31, 2003 and $300 million as of September 30, 2002. The effect of the tax adjustment on previously reported results of operations is to increase net income from continuing operations and net income by $49.6 million, $103.4 million, $75.0 million and $72.0 million for the fiscal years of 2002, 2001, 2000, and fiscal years preceding 2000, respectively.

        The Company believes that the restatement addressed all of the significant accounting issues identified as part of the review of our periodic reports by the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "SEC").

        The impact on prior year's Consolidated Statements of Operations and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows (in millions, except per share data). The amounts previously reported are derived from the Form 10-Q/A for the quarter ended June 30, 2002 filed on December 30, 2002.

	For the Quarter Ended June 30, 2002		For the Nine Months Ended June 30, 2002
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated
Statements of Operations:
Revenues from product sales	$7,388.9	$7,384.6	$21,366.5	$21,290.6
Service revenue	1,714.8	1,714.8	4,927.3	4,926.4

Net revenues	9,103.7	9,099.4	26,293.8	26,217.0
Cost of product sales	4,913.3	4,921.1	14,180.2	14,160.3
Cost of services	892.7	892.7	2,490.2	2,490.2
Selling, general and administrative expenses	1,999.4	2,073.2	5,851.8	5,856.4
Restructuring and other charges (credits), net	180.4	180.4	604.1	549.1
Charges for impairment of long-lived assets	239.4	125.2	2,591.1	2,514.9
Goodwill impairment	844.4	844.4	844.4	844.4
Write-off of purchased in-process research and development	13.4	13.4	13.4	13.4

Operating income (loss)	20.7	49.0	(281.4)	(211.7)
Interest income	35.3	35.3	84.4	84.4
Interest expense	(285.6)	(285.6)	(749.5)	(749.5)
Other expense, net	(6.5)	(6.5)	(154.2)	(154.2)
Net loss on sale of common shares of a subsidiary	—	—	(39.6)	—

Loss from continuing operations before taxes and minority interest	(236.1)	(207.8)	(1,140.3)	(1,031.0)
Income taxes	(217.3)	(187.4)	(433.3)	(411.3)
Minority interest	(0.7)	(0.7)	(0.8)	(0.8)

Loss from continuing operations	(454.1)	(395.9)	(1,574.4)	(1,443.1)

Loss from discontinued operations, net of tax	(2,235.3)	(2,235.3)	(6,293.6)	(6,293.6)

Net loss	$(2,689.4)	$(2,631.2)	$(7,868.0)	$(7,736.7)

Basic net loss per common share	$(1.35)	$(1.32)	$(3.96)	$(3.89)
Diluted net loss per common share	(1.35)	(1.32)	(3.96)	(3.89)

	For the Nine Months Ended June 30, 2002
	Amounts Previously Reported	As Restated
Statements of Cash Flows:
Loss from continuing operations	$(1,574.4)	$(1,443.1)
Net cash provided by operating activities	5,282.3	5,055.7
Purchase of property, plant and equipment	(1,411.3)	(1,387.6)
Construction in progress — Tyco Global Network	(982.6)	(982.6)
Acquisition of businesses, net of cash acquired	(1,682.2)	(1,682.2)
Acquisition of customer accounts (ADT dealer program)	(1,074.6)	(871.7)
Other investing activities	2,069.1	2,069.1

Net cash used in investing activities	(3,081.6)	(2,855.0)
Net cash provided by financing activities	54.3	54.3
Effect of currency translation on cash	32.3	32.3
Net increase in cash and cash equivalents	2,287.3	2,287.3
Tyco capital's cash and cash equivalents transferred to discontinued operations	(1,272.6)	(1,272.6)
Cash and cash equivalents at beginning of period	1,779.2	1,780.1

Cash and cash equivalents at end of period	$2,793.9	$2,794.8

        The following table reflects the impact of the aforementioned adjustments on net revenues ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Net revenues, as previously reported	$9,103.7	$26,293.8
Adjustments:
Capitalized Costs	0.4	1.2
Other Accounting Adjustments	(4.7)	(14.1)
TyCom Network Transaction	—	(63.9)

Decrease in net revenues	(4.3)	(76.8)

Net revenues, as restated	$9,099.4	$26,217.0

        The following table reflects the impact of the aforementioned adjustments on operating income (loss) and operating margins ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Operating income (loss), as previously reported	$20.7	$(281.4)
Adjustments:
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(17.3)	(33.4)
Reconciliation Items	(8.5)	(13.1)
Adjustments to Accrual Balances	(9.3)	(10.0)
Asset Reserve Adjustments	—	(1.2)
Other Accounting Adjustments	(10.2)	(32.3)
Customer Contract Amortization Method	(29.2)	(78.4)
ADT Dealer Reimbursements	(26.7)	104.9
TyCom Network Transaction	—	(21.4)
Healthcare Divestiture Transaction	129.5	137.9
Insurance and Compensation Accrual Adjustments	—	(19.4)

Increase in operating income (loss)	28.3	69.7

Operating income (loss), as restated	$49.0	$(211.7)

Operating Margins:
As previously reported	0.2%	(1.1)%
As restated	0.5	(0.8)

        The following table reflects the impact of the aforementioned adjustments on loss from continuing operations before income taxes and minority interest ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Loss from continuing operations before income taxes and minority interest, as previously reported	$(236.1)	$(1,140.3)
Adjustments:
Gain on Issuance of TyCom Shares	—	39.6
Phase 2 Adjustments	—	36.1
Capitalized and Deferred Costs	(17.3)	(33.4)
Reconciliation Items	(8.5)	(13.1)
Adjustments to Accrual Balances	(9.3)	(10.0)
Asset Reserve Adjustments	—	(1.2)
Other Accounting Adjustments	(10.2)	(32.3)
Customer Contract Amortization Method	(29.2)	(78.4)
ADT Dealer Reimbursements	(26.7)	104.9
TyCom Network Transaction	—	(21.4)
Healthcare Divestiture Transaction	129.5	137.9
Insurance and Compensation Accrual Adjustments	—	(19.4)

Increase	28.3	109.3

Loss from continuing operations before income taxes and minority interest, as restated	$(207.8)	$(1,031.0)

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

        During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company recorded $388.7 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimated costs of settling legal, environmental and insurance obligations. The assessments were based on an analysis of the impact of circumstances that occurred during the quarter and on our assessment of the recoverability of certain assets and costs to settle certain liabilities. The assessments include changes in judgments relative to the adequacy of reserves and contingent liabilities. Concurrent with this review process and resulting assessments by management during the quarter, we decided to discontinue existing product lines and terminate an information technology systems implementation project. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

        The impact of the $388.7 million of charges recorded in the second quarter and included in the Consolidated Statement of Operations for the nine months ended June 30, 2003, is as follows:

Cost of sales	$(110.5)
Selling, general and administrative expense	(243.1)
Restructuring and other (credits) charges, net	59.6
Charges for the impairment of long-lived assets	(10.2)

Operating income	(304.2)
Other expense, net	(84.5)

Income from continuing operations before taxes and minority interest	$(388.7)

        The charges of $388.7 million include $139.6 million related to asset reserve valuations, $95.4 million of increased cost estimates for insurance accruals ($49.3 million for workers' compensation accruals and $46.1 million for product and general liability insurance accruals), $84.1 million related to an other than temporary decline in the value of investments, $62.3 million for other accounting estimate changes described below, environmental accruals of $18.0 million, legal accruals of $20.0 million, other various accruals of $15.2 million, $16.4 million for account write-offs included primarily in selling, general and administrative expenses, where we concluded that the recoverability of various asset balances had become doubtful and $10.2 million write-off representing capitalized external costs of a European financial computer system based on the Company's decision in the second quarter to discontinue the new system under development and continue to use the existing system. We do not expect this change in strategy to negatively impact future business operations.

        The $139.6 million of adjustments for asset valuations includes a $76.4 million write-down of inventories, $51.9 million increase for allowance for doubtful accounts and $11.3 million write-off of subscriber systems. The inventory charge of $76.4 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the second quarter to exit certain product lines in our fire and security services business. The increase in the allowance for doubtful accounts of $51.9 million and the write-off of subscriber systems of $11.3 million was primarily due to the further deterioration in the accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems adjustments are included in cost of sales and the allowance for doubtful accounts is included in selling, general and administrative expenses. We do not expect these changes to have an adverse impact on future operations.

        The workers' compensation and product and general liability changes in estimate are based on third-party actuarial reviews of insurance liabilities. The charge of $95.4 million is included in selling, general and administrative expenses ($65.2 million), and cost of product sales ($30.2 million). This adjustment relates to changes in facts and circumstances occurring during the quarter ended March 31, 2003 which necessitate a change in assumptions and estimates. In particular, the Company identified trend data which required the Company to revise its assumptions as a result of an unanticipated increase in the number and changes in the nature of claims incurred and the rate of increase of medical costs, as well as the emergence of previously unanticipated new claims. In addition, the Company experienced an increase in workers' compensation expense, particularly in California, as a result of adverse legal developments toward employers.

        The $84.1 million investment write-down, included in Other Expense, Net, primarily consists of a $75.6 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair values of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making their assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. During the quarter ended March 31, 2003, the Company also recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 17 in the accompanying Consolidated Financial Statements). It is possible that the Company may have additional write-downs on other investments if market conditions continue recent negative trends.

        The $62.3 million for other accounting estimates includes a charge to selling, general and administrative expenses of $17.3 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12.1 million to write-down company owned properties based on real estate assessments and purchase offers received in the second quarter for assets held for sale, $11.5 million of additional severance related to terminated executives, and $21.4 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

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

        The above charges are partially offset by credits of $72.5 million, of which $59.6 million is included in cost of sales, related to restructuring charge reversals (discussed in Note 4 in the accompanying Consolidated Financial Statements) that arose during the second quarter of fiscal 2003.

        In addition to the $388.7 million noted above, the Company also recorded an expense of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance coverage negotiated with its third-party insurance carriers during the quarter (see Note 12 in the accompanying Consolidated Financial Statements).

Overview

        Revenues increased 3.4% during the quarter ended June 30, 2003 to $9,412.6 million from $9,099.4 million in the quarter ended June 30, 2002. Tyco had income from continuing operations of $566.5 million for the quarter ended June 30, 2003, as compared to a loss from continuing operations of $395.9 million in the quarter ended June 30, 2002. Income from continuing operations for the quarter ended June 30, 2003 included net charges totaling $98.4 million ($83.2 million after-tax) consisting of the following: (i) impairment charges of $0.1 million on property, plant and equipment; (ii) restructuring and other credits of $34.8 million, of which $7.0 million is included in cost of sales and $18.3 million is included in general and administrative expenses, primarily related to changes in estimates to restructuring and other charges recorded in prior periods; (iii) other loss of $151.8 million from the retirement of debt; and (iv) other interest income of $18.7 million. Loss from continuing operations for the quarter ended June 30, 2002 included charges totaling $1,172.4 million ($1,111.2 million after-tax) consisting of the following: (i) goodwill impairment charges of $844.4 million relating to continuing operations; (ii) impairment charges of $125.2 million related primarily to the impairment of property, plant and equipment associated with the termination of a software development project within the Fire and Security Services segment; (iii) net restructuring and other charges of $182.9 million, of which $2.5 million is included in cost of sales, related primarily to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, to severance associated with consolidating and streamlining operations and an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security Services segment and severance and facility-related charges associated with streamlining the business; (iv) write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and (v) a loss on the write-off of investments of $6.5 million.

        Revenues increased 4.2% during the nine months ended June 30, 2003 to $27,328.5 million from $26,217.0 million in the nine months ended June 30, 2002. Tyco had income from continuing operations of $1,256.7 million in the nine months ended June 30, 2003, as compared to a loss from continuing operations of $1,443.1 million in the nine months ended June 30, 2002. Income from continuing operations for the nine months ended June 30, 2003 included charges totaling $627.8 million ($536.7 million after-tax) consisting of the following: (i) charges recorded in the second quarter for changes in estimates of $388.7 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (includes restructuring credits of $72.5 million, of which $12.9 million is included in costs of sales, impairment charges of $10.2 million, a loss on investments of $75.6 million, and expense of $8.5 million related to a guarantee of an equity investee, both of which are included in other expenses, net); (ii) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance; (iii) impairment charges of $77.1 million; (iv) restructuring credits of $38.5 million, of which $7.2 million is included in cost of sales and $18.3 million is included in general and administrative expenses; (v) net other loss of $127.7 million related to the retirement of debt; and (vi) other interest income of $18.7 million. Loss from continuing operations for the nine months ended June 30, 2002 included charges totaling $4,335.6 million ($4,164.8 million after-tax) consisting of the following: (i) goodwill impairment charge of $844.4 million relating to continuing operations; (ii) impairment charges of $2,514.9 million primarily related to the write-down of the TGN; (iii) net restructuring and other charges of $808.7 million, of which $259.6 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within our Electronics segment; (iv) a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; (v) a loss on the write-off of investments of $147.5 million; and (vi) a loss on the early retirement of debt of $6.7 million.

        We are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. Tyco's evolution to becoming a Bermuda-based company was a result of the 1997 business combination of Tyco International Ltd., a Massachusetts corporation, and ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's). Tyco's revenues related to U.S. federal government contracts account for less than 3% of the net revenues for the nine months ended June 30, 2003. In addition, various state and other municipalities in the U.S. have proposed similar legislation. There is also other similar proposed tax legislation which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments. In addition, in the normal course of business the Company is subject to government audits as a result of its contracts with the U.S. federal government.

        The following table details net revenues and earnings for the quarters and nine months ended June 30, 2003 and 2002 ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Revenue from product sales	$7,505.6	$7,384.6	$21,871.7	$21,290.6
Service revenue	1,907.0	1,714.8	5,456.8	4,926.4

Net revenues	$9,412.6	$9,099.4	$27,328.5	$26,217.0

Total operating income (loss)	$1,208.2	$49.0	$2,893.6	$(211.7)
Interest income	39.7	35.3	87.3	84.4
Interest expense	(287.6)	(285.6)	(876.4)	(749.5)
Other expense, net	(151.8)	(6.5)	(211.8)	(154.2)

Income (loss) from continuing operations before income taxes and minority interest	808.5	(207.8)	1,892.7	(1,031.0)
Income taxes	(241.1)	(187.4)	(633.4)	(411.3)
Minority interest	(0.9)	(0.7)	(2.6)	(0.8)

Income (loss) from continuing operations	566.5	(395.9)	1,256.7	(1,443.1)
(Loss) income from discontinued operations of Tyco Capital, net of tax	—	(2,235.3)	20.0	(6,293.6)

Net income (loss)	$566.5	$(2,631.2)	$1,276.7	$(7,736.7)

        Net revenues increased $313.2 million, or 3.4%, to $9,412.6 million in the third quarter of fiscal 2003, and increased $1,111.5 million, or 4.2%, to $27,328.5 million in the nine months ended June 30, 2003. For the quarter ended June 30, 2003, the increase in revenue at Fire and Security Services, and Healthcare, in the aggregate, exceeded the decrease in revenue in the Engineered Products and Services segment, resulting in an overall increase in revenues. Revenue at our Electronics and Plastics and Adhesives segments remained level quarter over quarter. For the nine months ended June 30, 2003, the increases in revenue at Fire and Security Services, Healthcare, Engineered Products and Services, and Plastics and Adhesives in the aggregate exceeded the decrease in revenue in the Electronics segment, resulting in an overall increase in revenues. Operating income for the quarter ended June 30, 2003 increased $1,159.2 million to income of $1,208.2 million as compared to $49.0 million in the prior year's quarter. Operating income for the nine months ended June 30, 2003 increased $3,105.3 million to income of $2,893.6 million from a loss of $211.7 million. The increase in the operating income and margins at Electronics, Healthcare and Engineered Products and Services, in the aggregate, exceeded the decrease in operating income and margins in our Plastics and Adhesives and Fire and Security Services segments, resulting in an overall increase in operating income. We expect total revenues and operating income to continue to increase during the next 12 months primarily as a result of our continued focus on increasing organic growth, seasonal trends, the timing of backlog executions, and cost-cutting initiatives implemented in prior periods. Additionally, the Company is currently evaluating whether or not to dispose of some non-core businesses.

        Historically, in acquisitions, the acquired company has been immediately integrated with our existing operations. As part of our integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing processes, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies become no longer separately identifiable. Consequently, we do not separately track the post-acquisition financial results of acquired companies, and therefore, are not able to quantify the actual impact of our acquisitions on revenues, expenses or operating results. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth percentages excluding the specified acquisitions are estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition results of the specified acquired companies for both periods in the comparison. We calculate segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during the periods presented. These smaller acquisitions represent approximately 6% of the aggregate purchase price for all acquisitions during the nine months ended June 30, 2003 and the fiscal year ended September 30, 2002. Since these estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. Further, the amount provided inherently assumes that the acquired companies have a comparable organic growth percentage and earn revenues in the same proportion throughout the year as the segments that acquired the companies. In cases where the organic growth percentages or the proportion of revenue earned during the year are different, the amount could vary significantly from the actual organic growth of the segment. This calculation is similar to the method used in calculating the acquisition-related results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards No. 141.

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Sales and Operating Income and Margins

Fire and Security Services

        The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

	For the Quarters Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$1,283.4	$1,287.6
Service revenue	1,573.8	1,424.1

Net revenues	$2,857.2	$2,711.7

Operating income	$188.3	$76.4
Operating margins	6.6%	2.8%

        Net revenues in the Fire and Security Services segment increased 5.4% in the quarter ended June 30, 2003 over the quarter ended June 30, 2002, including a 0.3% decrease in product revenue and a 10.5% increase in service revenue. The increase in net revenues was primarily due to favorable changes in foreign currency exchange rates of $167.6 million. In addition, an increase in net revenues due to security account growth related to the ADT dealer program ($88.0 million) and internal sales force offset a decline in revenues due to increased attrition rates. The overall increase was also partially offset by a decline in net revenues at worldwide fire protection due to continued softness in the commercial retail market. Although, our net revenue growth has historically been due to acquisitions and the ADT dealer program, our current strategy is to grow our existing business by gaining and maintaining high quality security monitoring accounts through our internal sales force supplemented by the authorized dealer program in key geographic areas, as well as by growth in our fire detection and suppression contracting and service businesses worldwide.

        Operating income and margins significantly increased in the quarter ended June 30, 2003 over the prior year's quarter due to lower than usual operating income, as a result of charges totaling $166.0 million (discussed below), in the quarter ended June 30, 2002. Operating income in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 was reduced due to a charge of approximately $17 million related to a product warranty accrual and charges of approximately $30 million for uncollectible receivables. Operating income for the quarter ended June 30, 2003 also includes a restructuring credit of $2.2 million related to changes in estimates of severance and facilities-related charges recorded in prior periods.

        Operating income includes charges totaling $166.0 million in the quarter ended June 30, 2002, which consists of the following: a net restructuring and other charge of $47.0 million primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business; a charge of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic; and a charge of $105.6 million for the impairment of property, plant and equipment resulting from the termination of a software development project.

        Attrition rates for customers in our global electronic security services business averaged 14.9% on a trailing twelve-month basis for the quarter ended June 30, 2003, as compared to 13.2% for the full year of fiscal 2002. This increase primarily relates to customer accounts acquired through our worldwide dealer program and internally generated residential customer accounts in the United States.

Electronics

        The following table sets forth revenues and operating income and margins for the Electronics segment ($ in millions):

	For the Quarters Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$2,552.9	$2,541.2
Service revenue	115.4	109.5

Net revenues	$2,668.3	$2,650.7

Operating income (loss)	$368.4	$(272.3)
Operating margins	13.8%	(10.3)%

        Net revenues for the Electronics segment remained relatively level in the quarter ended June 30, 2003 compared with the quarter ended June 30, 2002, including a 0.5% decrease in product revenue and a 5.4% increase in service revenue, as a result of favorable changes in foreign currency exchange rates ($178.0 million), offset by further softening in customer demand in the markets we serve and completion of third-party undersea fiber optic system installations. Revenues at the electronics components group increased $127.2 million, or 5.1% due primarily to the impact of changes in foreign currency exchange rates. Revenues at the segment's Telecommunications business declined $109.6 million, or 78.6%, due to the completion of third-party undersea fiber optic system installations in the prior year and a lack of demand in the current year for third-party system builds.

        Operating income and margins significantly increased in the quarter ended June 30, 2003 over the prior year's quarter due to lower than usual operating income as a result of charges totaling $611.0 million (discussed below) recorded in the quarter ended June 30, 2002, in addition to favorable changes in foreign currency exchange rates in the current year's quarter. Tyco Electronics experienced strength in its automotive business, offset by softness in certain industrial markets. Operating income for the quarter ended June 30, 2003 also includes a restructuring credit of $13.5 million, of which $7.0 million is included in cost of sales, related to changes in estimates of severance, facilities-related charges, and distributor and supplier cancellation fees recorded in prior periods.

        Operating income includes charges totaling $611.0 million in the quarter ended June 30, 2002, which consists of the following: a net restructuring and other credit of $2.1 million primarily relating to a revision in estimates a facilities-related charge recorded during the quarter ended June 30, 2002, partially offset by a charge related to contract cancellation, fees and employee severance; charges for the impairment of property, plant and equipment of $5.4 million; and a goodwill impairment charge of $607.7 million relating to Tyco Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies—Goodwill" below.

Healthcare

        The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

	For the Quarters Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$2,194.1	$2,025.8
Service revenue	18.6	16.3

Net revenues	$2,212.7	$2,042.1

Operating income	$563.7	$420.2
Operating margins	25.5%	20.6%

        Net revenues for the Healthcare segment increased 8.4% in the quarter ended June 30, 2003 over the quarter ended June 30, 2002. The increase in net revenues resulted primarily from organic growth and favorable foreign currency exchange rates. Organic growth was driven by the following divisions: the pharmaceutical division due to higher volume; the medical and surgical sectors resulting from the award of new contracts, new product launches, and higher demand; and the international, the respiratory, and the imaging divisions due to increased sales volume. The increase in segment revenues due to favorable changes in foreign currency exchange rates totaled $93.5 million offset by a $16.5 million decrease due to the impact of our divestiture of Surgical Dynamics Inc. in July 2002.

        The 34.2% increase in operating income and increase in margins in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 were due primarily to favorable margin impact as a result of the increased sales noted above, favorable manufacturing variances as a result of increased production volumes, favorable foreign currency exchange rates, and our continued focus on maximizing operating efficiencies. Operating income for the quarter ended June 30, 2003 also includes restructuring and other credits of $7.1 million, of which $6.5 million is included in general and administrative expenses, related to an insurance reimbursement for certain legal fees associated with product liability cases.

        Operating income and margins for the quarter ended June 30, 2002 include charges of $36.3 million consisting of the following: restructuring and other charges of $33.3 million primarily related to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines within the international operations, a charge of $0.5 million related to the write-up of inventory under purchase accounting, which is included in cost of sales; and charges for the impairment of property, plant and equipment of $2.5 million associated with the closure of facilities.

Engineered Products and Services

        The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Quarters Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$985.8	$1,046.1
Service revenue	199.2	164.9

Net revenues	$1,185.0	$1,211.0

Operating income (loss)	$92.1	$(74.3)
Operating margins	7.8%	(6.1)%

        Net revenues for the Engineered Products and Services segment decreased 2.1% in the quarter ended June 30, 2003 over the quarter ended June 30, 2002, including a 5.8% decrease in product revenue and a 20.8% increase in service revenue. The decrease in net revenue was primarily due to weak conditions in Tyco Flow Control's and Tyco Electrical and Metal Products' major markets, most notably in non-residential construction, in addition to lower levels of capital expenditures for environmental, construction, and telecommunications projects by our customers, increased pricing pressure, and continued reductions in state and local government spending. The increase in segment revenues due to favorable changes in foreign currency exchange rates totalled $77.3 million.

        The significant decrease in operating income and margins in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 were due to the effects of lower revenue as described above; competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products; and increased raw material costs, mostly steel.

        Operating income and margins for the quarter ended June 30, 2002 include charges totaling $252.0 million consisting of the following: restructuring and other charges of $14.2 million, of which inventory write-downs of $0.8 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business; charges for the impairment of property, plant and equipment of $1.1 million related to facility closures; goodwill impairment charge of $236.7 million relating to Tyco Infrastructure. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies—Goodwill" below.

Plastics and Adhesives

        The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Quarters Ended June 30,
	2003	2002
	(restated)
Revenue from product sales	$489.4	$483.9
Operating income	$54.1	$71.4
Operating margins	11.1%	14.8%

        Net revenues at Tyco Plastics and Adhesives increased 1.1% in the quarter ended June 30, 2003 over the quarter ended June 30, 2002 due to the favorable impact of foreign currency translation of $10.8 million. This increase was offset by the generally weak economy, most notably to the retail, food service, automotive, and industrial markets we serve.

        The 24.2% decrease in operating income and decrease in operating margins in the quarter ended June 30, 2003 over the quarter ended June 30, 2002 were primarily due to higher raw material costs, increased pricing competition, a less favorable sales mix, and negative manufacturing variances. These costs were partially offset by favorable selling, general and administrative costs as our business implements various cost saving initiatives and decreased sales commission expense due to volume shortfalls. Operating income for the quarter ended June 30, 2003 also includes a credit of $6.0 million, which is included in general and administrative expenses, related to the settlement of litigation.

        Operating income and margins for the quarter ended June 30, 2002 include restructuring and other charges of $0.8 million for legal and other deal fees that were written-off.

Foreign Currency

        The effect of changes in foreign exchange rates for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 was an increase in revenues and operating income of approximately $527.2 million and $63.8 million, respectively.

Corporate Expenses

        Corporate expenses were $58.4 million and $172.4 million in the quarters ended June 30, 2003 and 2002, respectively. Corporate expenses include restructuring and other credits of $6.0 million, of which $5.8 million is included in general and administrative expense, related to changes in estimate of charges recorded in prior periods and additional impairment charges of long-lived assets of $0.1 million in the quarter ended June 30, 2003, as compared to restructuring and other charges of $89.2 million related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, and to a lesser extent, severance associated with corporate employees, and charges for the impairment of property, plant and equipment of $10.6 million related to the write-off of a software development project in the quarter ended June 30, 2002. The decrease in corporate expenses was primarily due to lower professional and legal fees in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Other Expense, Net

        During the quarter ended June 30, 2003, the Company recorded other loss from the retirement of debt of $151.8 million. During the quarter ended June 30, 2002, the Company recorded a loss on the write-off of investments of $6.5 million.

Interest Income and Expense

        Interest income was $39.7 million in the quarter ended June 30, 2003, as compared to $35.3 million in the quarter ended June 30, 2002. Interest expense was $287.6 million in the quarter ended June 30, 2003, as compared to $285.6 million in the quarter ended June 30, 2002. Interest income in the quarter ended June 30, 2003 includes $18.7 million of income related to interest received on a tax refund. The increase in net interest expense is primarily the result of a decrease in capitalized interest due to the completion of the TGN, in addition to a decrease in interest income as a result of the collection of a note receivable. We expect interest expense to increase due to an increase in debt of approximately $517 million associated with the synthetic lease programs that will be recorded on the balance sheet in the next quarter.

Income Tax Expense

        Income tax expense was $241.1 million on pre-tax income of $808.5 million for the quarter ended June 30, 2003 as compared to income tax expense of $187.4 million on pre-tax loss of $207.8 million for the quarter ended June 30, 2002. The difference in the rate is primarily the result of decreases in non-deductible charges, partially offset by a decrease in earnings in low tax jurisdictions.

        During the quarter ended June 30, 2003, the Company reached an agreement with the Internal Revenue Service relating to the examination of one of its subsidiary's income tax returns. As a result, the Company recorded a tax benefit of $22.4 million.

        The valuation allowance increased by approximately $56 million due to the uncertainty of the utilization of certain non-US deferred tax assets. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

        As a result of the charges related to the changes in estimates which arose from the Company's intensified internal audits and detail controls and operating reviews in the quarter ended March 31, 2003 ("charges"), as well as charges related to prior years initially recorded in the year ended September 30, 2002, certain non-U.S. subsidiaries now have cumulative losses in the most recent years. Hence, the Company concluded that an additional valuation allowance was needed and recorded a non-cash charge to increase the valuation allowance to offset certain deferred tax assets relating to these charges.

        The tax benefit on restructuring and other charges was $15.2 million and $61.2 million in the quarters ended June 30, 2003 and 2002, respectively.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Sales and Operating Income and Margins

Fire and Security Services

        The following table sets forth revenues and operating income and margins for the Fire and Security Services segment ($ in millions):

	For the Nine Months Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$3,795.1	$3,613.7
Service revenue	4,591.0	4,148.6

Net revenues	$8,386.1	$7,762.3

Operating (loss) income	$227.1	$681.4
Operating margins	2.7%	8.8%

        Net revenues in the Fire and Security Services segment increased 8.0% in the nine months ended June 30, 2003 over the nine months ended June 30, 2002, including a 5.0% increase in product revenue and a 10.7% increase in service revenue. The increase in net revenues was due to fiscal 2002 acquisitions ($213.8 million), and favorable changes in foreign currency exchange rates ($387.6 million). In addition, an increase in net revenues due to customer contracts purchased through the ADT dealer program ($304.5 million) and generated through our internal sales force offset a decline in revenue due to increased attrition rates. The overall increase was also partially offset by a decline in net revenues at worldwide fire protection due to a continued softness in the commercial retail market. Significant acquisitions included SBC/Smith Alarm Systems in October 2001, and DSC Group and Sensormatic in November 2001 and all other acquisitions with a purchase price of $10 million or more (as described above in the "Overview").

        Operating income and margins decreased significantly in the nine months ended June 30, 2003 over the nine months ended June 30, 2002 due to charges of $274.9 million related to current period changes in estimates, which includes charges of $127.6 million primarily related to the adjustments to accrual balances such as workers compensation, professional fees, and environmental exposure; a charge for the impairment of property, plant and equipment of $10.2 million; $2.0 million restructuring credit due to costs being less than anticipated; $98.1 million primarily due to adjusting reserves for doubtful accounts and slow and non-moving inventory, as well as a write-off of subscriber systems; $34.5 million of other accounting adjustments primarily related to deferred commissions and $6.5 million related to reconciling items in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. Operating income for the nine months ended June 30, 2003 also includes a $77.0 million charge primarily related to the impairment of intangible assets in two geographic regions associated with the ADT dealer program and restructuring credits of $2.2 million related to changes in estimates of charges recorded in prior periods. The decrease was also due to increased depreciation and amortization expense in the security business due to growth in the subscriber asset and dealer asset base as well as the impact of the acquisitions of Sensormatic and DSC in fiscal 2002; decline in operating income in the European security business; and a weaker worldwide fire and contracting environment.

        Attrition rates for customers in our global electronic security services business averaged 14.9% on a trailing twelve-month basis for the quarter ended June 30, 2003, as compared to 13.2% for the full year of fiscal 2002. This increase primarily relates to customer accounts acquired through our worldwide dealer program and internally generated residential customer accounts in the United States.

        Operating income and margins for the nine months ended June 30, 2002 include charges totaling $202.9 million consisting of the following: a net restructuring and other charge of $82.9 million, of which $13.8 million is related to the write-up of inventory under purchase accounting and is included in cost of sales, primarily related to an accrual for anticipated resolution and disposition of various labor and employment matters and severance and facility-related charges associated with streamlining the business; a charge of $106.6 million for the impairment of property, plant and equipment resulting from the termination of a software development project; and a charge of $13.4 million for the write-off of purchased in-process research and development associated with the acquisition of Sensormatic.

Electronics

        The following table sets forth revenues and operating income (loss) and margins for the Electronics segment ($ in millions):

	For the Nine Months Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$7,369.4	$7,557.9
Service revenue	329.2	340.1

Net revenues	$7,698.6	$7,898.0

Operating income (loss)	$1,017.6	$(2,357.3)
Operating margins	13.2%	(29.8)%

        Net revenues for the Electronics segment decreased 2.5% in the nine months ended June 30, 2003 compared with the nine months ended June 30, 2002, including a 2.5% decrease in product revenue and a 3.2% decrease in service revenue, as a result of further softening in customer demand in the markets we serve and completion of third-party undersea fiber optic system installations. Revenues at the electronics components group increased $359.0 million, or 4.9% due primarily to the favorable impact of foreign currency exchange rates. Revenues at the segment's Telecommunications business declined $558.4 million, or 86.8%, due to completion of third-party undersea fiber optic system installations in the prior year and a lack of demand in the current year for third-party system builds. The increase in the total segment revenues due to favorable changes in foreign currency exchange rates amounted to $411.3 million, in addition to $68.9 million due to the acquisitions of Transpower Technologies in November 2001, CII in January 2002, and all other acquisitions with a purchase price of $10 million or more (as described above in the "Overview").

        The increase in operating income and margins for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 were due to unusually low operating income in the prior year, primarily as a result of charges totaling $3,550.5 million (discussed below) that were recorded in the nine months ended June 30, 2002. Operating income and margins decreased year over year also as a result of the decrease in net revenue noted above. We recorded a net credit of $26.0 million related to current period changes in estimates, which includes net restructuring and other credits of $54.8 million, of which $12.9 million has been included in cost of sales, due to completion of restructuring actions for less than originally anticipated, $14.1 million related to adjusting asset reserves, $6.2 million related to the adjustments to accrual balances, $6.0 million of reconciliation items related to the current period, and $2.5 million of other accounting adjustments related to M/A-COM. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. Operating income for the nine months ended June 30, 2003 also includes a net restructuring and other credit of $15.2 million, of which $7.0 million is included in cost of sales, related to changes in estimates of charges recorded in prior periods.

        Operating income and margins for the nine months ended June 30, 2002 include charges totaling $3,550.5 million consisting of the following: charges for the impairment of property, plant and equipment of $2,388.4 million primarily related to the write-down of the TGN and the closure of certain facilities; net restructuring charges of $554.4 million, of which $237.9 million is included in cost of sales, related to the write-down of inventory and certain facility closures; and a charge for the impairment of goodwill of $607.7 million. See Notes 4, 5 and 10 in the accompanying Consolidated Financial Statements for details on restructuring and other charges, impairment of long-lived assets and the impairment of goodwill, respectively.

Healthcare

        The following table sets forth revenues and operating income and margins for the Healthcare segment ($ in millions):

	For the Nine Months Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$6,302.7	$5,729.5
Service revenue	52.7	51.3

Net revenues	$6,355.4	$5,780.8

Operating income	$1,531.8	$1,346.5
Operating margins	24.1%	23.3%

        Net revenues for the Healthcare segment increased 9.9% in the nine months ended June 30, 2003 over the nine months ended June 30, 2002. The increase in net revenues resulted primarily from organic growth and, to a lesser extent, favorable foreign currency exchange rates. Organic growth was due to the following: increases in the surgical sector concurrent with the award of the Consorta contract and continued organic growth within certain surgical stapling lines; increases in the medical sector due to new product launches and higher demand in the ultrasound market; increases in imaging and pharmaceuticals due to higher volumes and increased market share; increases in the International division as a result of favorable sales to European governments, and; strong sales within the respiratory division. These sales increases were partially offset by a decrease in the retail business' diaper product line due to the adverse impact of new package down-counts, which were implemented on an industry-wide basis. The increase in segment revenues resulted from favorable changes in foreign exchange rates totaling $212.3 million in addition to $127.5 million of incremental revenues generated from the acquisition of Paragon Trade Brands ("Paragon") in January 2002 offset by a decline of $48.3 million in revenues related to the divestiture of Surgical Dynamics, Inc. in July 2002.

        The 13.8% increase in operating income in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 was due primarily to favorable foreign currency exchange rates, acquisitions completed in fiscal 2002, and favorable sales performance and manufacturing variances, favorable product mix, and cost savings due to our continued focus on optimizing operating expenses. Slightly offsetting the effect of those items were increased legal fees, insurance and pension expense, and higher sales and marketing expense as a result of program development aimed at supporting organic growth initiatives. Additionally, during the nine months ended June 30, 2003, we recorded $7.7 million of charges related to current period changes in estimates, which includes charges of $11.7 million related to asset reserves for inventory, restructuring credits of $4.7 million and charges of $0.7 million for adjustments to accrual balances related to workers compensation in the current period. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. We also recorded restructuring and other credits of $9.1 million, of which $6.5 million is included in general and administrative expenses and $0.2 million is included in cost of sales, related to an insurance reimbursement for certain legal fees associated with product liability cases, and to a lesser extent, changes in estimate of charges recorded in prior periods.

        Operating income and margins for the nine months ended June 30, 2002 include restructuring and other charges of $41.6 million, of which $0.5 million is included in cost of sales, primarily related to severance associated with the consolidation of operations and facility-related cost due to exiting certain business lines within the international operations, and the write-off of legal and other deal costs associated with an acquisition that was not completed. Also included are charges for the impairment of long-lived assets of $2.5 million.

Engineered Products and Services

        The following table sets forth revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Nine Months Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$2,975.9	$2,988.1
Service revenue	484.0	386.4

Net revenues	$3,459.9	$3,374.5

Operating income	$285.2	$197.7
Operating margins	8.2%	5.9%

        Net revenues for the Engineered Products and Services segment increased 2.5% in the nine months ended June 30, 2003 over the nine months ended June 30, 2002, including a 0.4% decrease in product revenue and a 25.3% increase in service revenue. The increase in net revenue was primarily due to the favorable changes in foreign currency exchange rates ($165.7 million) and, to a lesser extent, the effect of acquisitions ($41.2 million). Acquisitions included Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems in February 2002 and all other acquisitions with a purchase price of $10 million or more (as described above in the "Overview").

        The 44.3% increase in operating income and the increase in margins in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 were due to lower than usual operating income in the prior year period, as a result of recording charges of $282.4 million (discussed below). During the nine months ended June 30, 2003, we recorded charges of $33.1 million related to current period changes in estimates, which includes $19.0 million related to the adjustments to workers compensation, $1.0 million primarily related to reconciling items in the current period and $13.1 million associated with asset reserves. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews; lower volume; competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products; and increased raw material costs, mostly steel.

        Operating income and margins for the nine months ended June 30, 2002 include charges totaling $282.4 million, consisting of the following: restructuring and other charges of $38.9 million, of which $6.6 million is included in cost of sales; charges of $6.8 million for the impairment of long-lived assets, primarily related to the termination of employees and the write-down of inventory associated with exiting a product line; and a charge for the impairment of goodwill of $236.7 million.

Plastics and Adhesives

        The following table sets forth revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Nine Months Ended June 30,
	2003	2002
		(restated)
Revenue from product sales	$1,428.5	$1,401.4
Operating income	$139.4	$211.9
Operating margins	9.8%	15.1%

        Net revenues at Tyco Plastics and Adhesives increased 1.9% in the nine months ended June 30, 2003 over the nine months ended June 30, 2002 due to the effect of acquisitions ($21.0 million) and favorable changes in foreign currency exchange rates ($24.6 million). Acquisitions included Link Industrial Fabrics, Inc. in December 2001 and all other acquisitions with a purchase price of $10 million or more (as described above in the "Overview"). Sales increases were achieved by higher selling prices as a result of higher raw material costs, increased sales volume of plastic sheeting and duct tape products as a result of the heightened level of security related to the potential likelihood of terrorist attacks. These increases were offset by increased competition and decreases in our Corrosion Protection business, which has been negatively impacted by a slow down in the oil and gas pipeline construction markets created by uncertainty in the Middle East and Venezuela.

        The significant decrease in operating income and decrease in operating margins in the nine months ended June 30, 2003 over the nine months ended June 30, 2002 were primarily due to increased raw material costs, increased pricing competition, a less favorable sales mix, and negative manufacturing variances. Additionally, during the nine months ended June 30, 2003, we recorded charges of $5.2 million related to current period changes in estimates, which includes $3.2 million for the adjustments to accrual balances, $2.6 million related to adjusting inventory asset reserves, $0.2 million credit related to reconciliation items and a restructuring credit of $0.4 million due to costs being less than anticipated. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, charges as a result of applying management's judgments and estimates and detailed controls and operating reviews. We also recorded a credit of $6.0 million, which is included in general and administrative expenses, related to the settlement of a lawsuit.

        Operating income and margins in the nine months ended June 30, 2002 include restructuring and other charges of $1.7 million, of which $0.8 million is included in cost of sales, primarily related to legal and other deal fees that were written-off.

Foreign Currency

        The effect of changes in foreign exchange rates for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 was an increase in revenues and operating income of approximately $1,201.5 million and $147.0 million, respectively.

Corporate Expenses

        Corporate expenses were $307.5 million and $291.9 million in the nine months ended June 30, 2003 and 2002, respectively. Corporate expenses for the current period include charges of $100.8 million, which includes a $91.5 million incremental increase in directors and officers insurance (see Note 1—"Basis of Presentation" and Note 12—"Commitments and Contingencies" to the accompanying Consolidated Financial Statements), and $19.9 million of charges related to changes in estimates primarily related to a severance accrual for corporate employees. Also included within the $100.8 million is a restructuring credit of $10.6 million due to costs being less than anticipated, which is also a change in estimate. Current period corporate expenses also include charges of $38.5 million related to internal investigation fees, and charges associated with the severance of corporate employees, net credits of $6.0 million, of which $5.8 million is included in general and administrative expenses, and a net charge for the impairment of long-lived assets of $0.1 million. Corporate expenses in the nine months ended June 30, 2002 include restructuring and other charges of $89.2 million primarily related to the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed, and a charge for the impairment of long-lived assets of $10.6 million related to the write-off of a software development project. The decrease in corporate expenses was primarily due to lower professional and legal fees in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

Other Expense, Net

        During the nine months ended June 30, 2003, the Company recorded other loss from the retirement of debt totaling $127.7 million, as compared to $6.7 million during the nine months ended June 30, 2002. Also, during the nine months ended June 30, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and $8.5 million of other expense related to a bank guarantee on behalf of an equity investee. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews, and are considered to be changes in estimates. During the nine months ended June 30, 2002, the Company recorded a loss on equity investments of $147.5 million, primarily related to its investment in FLAG Telecom Holdings.

Interest Income and Expense

        Interest income was $87.3 million in the nine months ended June 30, 2003, as compared to $84.4 million in the nine months ended June 30, 2002. Interest expense was $876.4 million in the nine months ended June 30, 2003, as compared to $749.5 million in the nine months ended June 30, 2002. Net interest expense in the nine months ended June 30, 2003 also includes a charge of $0.4 million related to changes in estimates and other accounting adjustments and income of $18.7 million related to interest received on a tax refund. The increase in net interest expense is primarily the result of a decrease in capitalized interest due to the completion of TGN, in addition to a decrease in interest income as a result of the collection of a note receivable. We expect interest expense to increase an increase in debt of approximately $517 million associated with the synthetic lease programs that will be recorded on the balance sheet in the next quarter.

Income Tax Expense

        Income tax expense was $633.4 million on pre-tax income of $1,892.7 million for the nine months ended June 30, 2003 as compared to income tax expense of $411.3 million on pre-tax loss of $1,031.0 million for the nine months ended June 30, 2002. The difference in the rate is primarily the result of a decrease in losses in low tax jurisdictions and decreases in non-deductible charges.

        During the quarter ended June 30, 2003, the Company reached an agreement with the Internal Revenue Service relating to the examination of one of its subsidiary's income tax returns. As a result, the Company recorded a tax benefit of $22.4 million.

        The valuation allowance increased by approximately $216 million due to the uncertainty of the utilization of certain non-U.S. deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109 which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

        As a result of the charges related to the changes in estimates which arose from the Company's intensified internal audits and detail controls and operating reviews in the quarter ended March 31, 2003 ("charges"), as well as charges related to prior years initially recorded in the year ended September 30, 2002, certain non-U.S. subsidiaries now have cumulative losses in the most recent years. Hence, the Company concluded that an additional valuation allowance was needed and recorded a non-cash charge to increase the valuation allowance to offset certain deferred tax assets relating to these charges.

        The tax benefit on restructuring and other charges was $91.1 million and $170.8 million in the nine months ended June 30, 2003 and 2002, respectively.

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

        With respect to the Company's depreciation policy for security monitoring systems installed in residential and commercial customer premises, the costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and depreciated using the straight-line method generally over ten years. The Company concluded that for residential and commercial account pools the straight-line method of amortization continues to be appropriate given the observed actual attrition data for these pools.

        The determination of the depreciable lives of subscriber systems included in property, plant and equipment, and the amortizable lives of customer contracts and related customer relationships included in intangible assets, are primarily based on historical attrition rates, third-party lifing studies and the useful life of the underlying tangible asset. The realizable value and remaining useful lives of these assets could be impacted by changes in customer attrition rates.

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

        Amortization Method for Customer Contracts—As discussed in Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, the Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships).

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

Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. During the quarter ended December 31, 2002, the Company recorded income from discontinued operations of $20.0 million related to the return of an unauthorized payment to a former director of the Company in connection with the acquisition of CIT Group Inc. Operating results from the discontinued operations of Tyco Capital for the quarter and nine months ended June 30, 2002 were as follows ($ in millions):

	For the Quarter Ended June 30, 2002	For the Nine Months Ended June 30, 2002
Finance income	$1,021.9	$3,327.6
Interest expense	370.2	1,091.5

Net finance income	651.7	2,236.1
Depreciation on operating lease equipment	295.7	944.4

Net finance margin	356.0	1,291.7
Provision for credit losses	357.7	665.6

Net finance margin, after provision for credit losses	(1.7)	626.1
Other income	246.1	723.3

Operating margin	244.4	1,349.4
Selling, general, administrative and other costs and expenses	230.4	687.8
Goodwill impairment	2,125.4	6,638.1

Loss before income taxes and minority interest	(2,111.4)	(5,976.5)
Income taxes	(121.2)	(309.4)
Minority interest	(2.7)	(7.7)

Loss as previously reported	$(2,235.3)	$(6,293.6)

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

        SFAS 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis required the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in first step and second step goodwill impairments of $1,719.0 million and $148.0 million, respectively, which are also included in discontinued operations as of June 30, 2002. Tyco also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to net realizable value for a total CIT goodwill impairment of $2,125.4 million for the quarter ended June 30, 2002. This write-down was based upon net IPO proceeds of $4,387.9 million, after deducting estimated out of pocket expenses, and is included in the loss from discontinued operations.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities from our continuing operations and the use of a portion of that cash in our operations for the quarters and nine months ended June 30, 2003 and 2002.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
($ in millions)
Operating income (loss) from continuing operations	$1,208.2	$49.0	$2,893.6	$(211.7)
Non-cash restructuring and other (credits) charges	(14.1)	2.5	(47.8)	269.5
Charges for the impairment of long-lived assets	0.1	125.2	87.3	2,514.9
Depreciation and amortization(1)	537.1	541.1	1,632.7	1,551.2
Net (decrease) increase in deferred income taxes	80.4	(87.9)	386.0	(215.8)
Less:
Net (increase) decrease in working capital, excluding current maturities of debt(2)	136.3	84.0	(112.1)	(184.6)
Increase (decrease) in the sale of accounts receivable programs	40.6	(85.6)	(55.9)	(113.6)
Interest income	39.7	35.3	87.3	84.4
Interest expense	(287.6)	(285.6)	(876.4)	(749.5)
Income tax expense	(241.1)	(187.4)	(633.4)	(411.3)
Other, net(4)	(36.4)	866.0	208.5	1,059.3

Cash provided by operating activities from continuing operations	1,463.2	1,056.6	3,569.8	3,592.8
Cash provided by operating activities from discontinued operations	—	538.3	20.0	1,462.9

Cash provided by operating activities	$1,463.2	$1,594.9	$3,589.8	$5,055.7

Other cash flow items:
Cash provided by operating activities from discontinued operations	$—	$(538.3)	$(20.0)	$(1,462.9)
Capital expenditures(3)	(338.0)	(408.5)	(904.1)	(1,387.6)
Dividends paid	(25.2)	(25.3)	(75.6)	(75.0)
(Increase) decrease in the sale of accounts receivable programs	(40.6)	85.6	55.9	113.6
Construction of Tyco Global Network	(29.4)	(165.2)	(118.4)	(982.6)
Acquisition of customer accounts	(147.9)	(325.5)	(506.2)	(871.7)
Cash paid for purchase accounting and holdback/earn-out liabilities	(37.8)	(144.4)	(227.3)	(520.8)

(1)
This amount is the sum of depreciation of tangible property ($357.7 million and $366.8 million for the quarters ended June 30, 2003 and 2002, and $1,084.5 million and $1,097.4 million for the nine months ended June 30, 2003 and 2002, respectively) and amortization of intangible assets ($179.4 million and $174.3 million for the quarters ended June 30, 2003 and 2002, and $548.2 million and $453.8 million for the nine months ended June 30, 2003 and 2002, respectively).

(2)
This amount includes cash paid out for restructuring and other charges of $80.6 million and $177.9 million for the quarters ended June 30, 2003 and 2002, and $370.7 million and $359.9 million for the nine months ended June 30, 2003 and 2002, respectively.

(3)
This amount is net of proceeds of $29.5 million received in sale-leaseback transactions during the nine months ended June 30, 2002. It is also net of proceeds of $8.2 million and $87.2 million for the quarters ended June 30, 2003 and 2002, and $74.2 million and $134.9 million for the nine months ended June 30, 2003 and 2002, respectively, received in sale/disposition of property, plant and equipment.

(4)
This amount includes $151.8 million related to a loss on the retirement of debt associated with the 6.25% Dealer Remarketable Securities ("Drs.") due 2013 for the quarter and nine months ended June 30, 2003.

        The following table shows cash flow from operating activities and other cash flow items by segment for the nine months ended June 30, 2003.

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate	Total
Operating (loss) income from continuing operations	$227.1	$1,017.6	$1,531.8	$285.2	$139.4	$(307.5)	$2,893.6
Non-cash restructuring credits	—	(39.7)	(0.2)	—	—	(7.9)	(47.8)
Charges for the impairment of long-lived assets	87.2	(6.2)	—	—	—	6.3	87.3
Depreciation	453.4	327.7	186.9	78.3	30.8	7.4	1,084.5
Intangible assets amortization	447.4	49.3	47.6	2.8	1.1	—	548.2

Depreciation and amortization	900.8	377.0	234.5	81.1	31.9	7.4	1,632.7
Deferred income taxes	—	—	—	—	—	386.0	386.0
Net decrease (increase) in working capital and other(1)	146.3	(41.6)	(28.1)	(206.4)	15.7	210.5	96.4
Decreases (increases) in sale of accounts receivable programs	(23.0)	(6.9)	(39.8)	—	—	13.8	(55.9)
Interest income	—	—	—	—	—	87.3	87.3
Interest expense	—	—	—	—	—	(876.4)	(876.4)
Income tax expense	—	—	—	—	—	(633.4)	(633.4)

Cash provided by operating activities from continuing operations	1,338.4	1,300.2	1,698.2	159.9	187.0	(1,113.9)	3,569.8
Cash provided by operating activities from discontinued operations	—	—	—	—	—	20.0	20.0

Cash provided by operating activities	$1,338.4	$1,300.2	$1,698.2	$159.9	$187.0	$(1,093.9)	$3,589.8

Other cash flow items:
Cash provided by operating activities from discontinued operations	$—	$—	$—	$—	$—	$(20.0)	$(20.0)
Capital expenditures	(392.2)	(334.9)	(121.1)	(44.0)	(14.9)	3.0	(904.1)
Dividends paid	—	—	—	—	—	(75.6)	(75.6)
Decreases in sale of accounts receivable programs	23.0	6.9	39.8	—	—	(13.8)	55.9
Construction of Tyco Global Network	—	(118.4)	—	—	—	—	(118.4)
Acquisition of customer accounts	(506.2)	—	—	—	—	—	(506.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	(66.1)	(56.6)	(45.7)	(56.6)	(2.3)	—	(227.3)

(1)
These amounts include cash paid out for restructuring and other charges. Additionally, this amount includes $151.8 million related to a loss on the retirement of debt associated with the 6.25% Dealer Remarketable Securities ("Drs.") due 2013.

        The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $62.7 million in the nine months ended June 30, 2003, including cash paid out for restructuring and other charges of $370.7 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. The significant changes in working capital included a $554.5 million decrease in accounts payable, a $445.8 million decrease in accounts receivable, and a $248.1 million decrease in accrued expenses and other current liabilities offset by an increase in inventories of $335.8 million.

        During the nine months ended June 30, 2003, we paid out $139.4 million in cash that was charged against reserves established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/ earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows.

        During the nine months ended June 30, 2003, we recorded restructuring credits of $92.7 million, of which $20.1 million is included in cost of sales, related to a revision of estimates of prior years' restructuring charges. At September 30, 2002, there were liabilities for restructuring and other charges of $1,021.6 million on the Consolidated Balance Sheet. During the nine months ended June 30, 2003, we paid out $370.7 million in cash and incurred $0.3 million in non-cash uses that were charged against these liabilities. We also reclassified $197.7 million of restructuring accruals to the appropriate balance sheet accounts, recorded $6.5 million in foreign currency translation adjustments and recorded non-cash adjustments of $30.6 million. At June 30, 2003, there were $417.4 million of reserves remaining for restructuring and other charges on our Consolidated Balance Sheet, of which $240.4 million is included in accrued expenses and other current liabilities and $177.0 million is included in other long-term liabilities.

        During the nine months ended June 30, 2003, we purchased businesses for cash of $34.6 million, net of $1.3 million of cash acquired, and customer contracts for electronic security services for cash of $506.2 million.

        During the nine months ended June 30, 2003, the Company sold certain of its businesses primarily within the Healthcare segment for net proceeds of approximately $8.0 million in cash. The sales were not significant to the healthcare operations.

        The Company is currently evaluating whether or not to dispose of some non-core businesses during the next twelve months.

        At the beginning of fiscal 2003, our purchase accounting reserves were $539.0 million as a result of purchase accounting transactions in prior years. Purchase accounting liabilities of $26.1 million and a corresponding increase to goodwill and deferred tax assets were recorded during the nine months ended June 30, 2003 relating to fiscal 2003 and 2002 acquisitions. These reserves related primarily to revisions associated with finalizing the exit plans of Paragon and Eberle, both acquired during fiscal 2002. Also, during fiscal 2003, we reclassified $0.3 million of fair value adjustments related to the write-down of assets for fiscal 2002 acquisitions out of purchase accounting accruals into the appropriate asset or liability account. We also recorded $17.9 million in cumulative translation adjustments. During the nine months ended June 30, 2003, we paid out $139.4 million in cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, we paid out $87.9 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in the nine months ended June 30, 2003, we determined that $196.6 million of purchase accounting reserves related to acquisitions prior to fiscal 2003 were not needed and reversed that amount against goodwill. At June 30, 2003, there remained $246.7 million in purchase accounting reserves on our Consolidated Balance Sheet, of which $113.8 million is included in accrued expenses and other current liabilities and $132.9 million is included in other long-term liabilities. In addition, $217.1 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $96.4 million are included in accrued expenses and other current liabilities and $120.7 million are included in other long-term liabilities at June 30, 2003.

Guarantees, Commitments and Contingencies

        TIG has issued a guarantee to a bank on behalf of an equity investee for a reducing revolving line of credit, due November 30, 2005. The maximum borrowing permitted under the facility is now $8.5 million, all of which is outstanding. The maximum borrowing permitted under the facility will be further reduced by $0.75 million on both December 20, 2003 and 2004. The bank has notified the equity investee and TIG that the investee has defaulted on its obligations and has demanded that the investee and TIG pay the outstanding principal on the loan. We expect to pay the outstanding amount of $8.5 million in the near future. During the quarter ended March 31, 2003, the Company recorded a liability for the guarantee of $8.5 million as a result of the equity investee experiencing financial constraints. This amount has been included in other expense, net, in the accompanying Consolidated Financial Statements. The Company has no recourse from a third-party other than ultimate reimbursement from the equity investee in cash or common shares.

        The Company's Healthcare business may, from time to time, enter into sales contracts whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk," the Company accrues a liability based on historical loss data. As of June 30, 2003, $3.2 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with a financially viable third-party financier; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

        The Company's Fire and Security Services business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the services itself. Therefore, the Company's exposure would be the cost on any services performed, which would not have a material effect to the Company's financial position or results of operations. Because it is not probable that the Company will have to make any payments pursuant to the guarantee, it is not accrued. The contract was entered into in July 2002 and expires at the end of the warranty period, July 2004, since delivery has now been made. If the third-party sub-contractor does not perform its obligations, Tyco may consider withholding any future payment for work performed by the contractor.

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

        The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries.) The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability which is $425.5 million as of June 30, 2003, is reviewed for reasonableness at least as often as quarterly.

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2002.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current board of directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. In addition, we and some members of our former senior corporate management are subject to a SEC Division of Enforcement investigation that is still ongoing. The Company is cooperating with the SEC Division of Enforcement investigation but the scope and likely duration of the investigation is unclear. Some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC Division of Enforcement investigation may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations or liquidity. See "Risk Factors" and Part II, Item 1. "Legal Proceedings."

        We and others have received subpoenas and requests from the SEC, the District Attorney of New York County, and the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial condition or liquidity. See "Risk Factors" included under Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1. "Legal Proceedings."

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number if sites. See "Risk Factors" included under Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1. "Legal Proceedings." The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of June 30, 2003, we concluded that the best estimate within this range is approximately $271 million, of which $33 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the accompanying Consolidated Balance Sheet. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We believe, but we cannot assure you, that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. Currently, there are approximately 14,000 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Capitalization

        Shareholders' equity was $26,632.6 million, or $13.33 per share, at June 30, 2003, compared to $24,081.3 million, or $12.07 per share, at September 30, 2002. The increase in shareholders' equity was due primarily to currency translation adjustments of $1,290.2 million for the nine months ended June 30, 2003 and a net income of $1,276.7 million.

        Tangible shareholders' deficit was $5,559.1 million at June 30, 2003, as compared to $7,745.0 million at September 30, 2002. Goodwill and intangible assets were $32,191.7 million at June 30, 2003, compared to $31,826.3 million at September 30, 2002. Acquisitions have been an important part of Tyco's growth in recent years. While we may continue to make selected complementary acquisitions, the amount of acquisition activity has been and will continue to be significantly reduced and, therefore, our growth rate from acquisitions will continue to be reduced as compared to prior quarters.

        Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 44% at June 30, 2003 and 50% at September 30, 2002. Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of Tyco, is party to a $2.0 billion revolving credit facility due 2006 containing a covenant that would result in a default if our total debt as a percentage of total capitalization exceeds 52.5%. A significant decline in our shareholders' equity, including a decline due to a significant impairment of goodwill or other assets, could cause a default under this covenant. We had approximately $4.0 billion of cash and cash equivalents as of June 30, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 39% and 43% at June 30, 2003 and September 30, 2002, respectively. Management believes net debt is an important measure of liquidity which it uses to measure its ability to meet its future debt obligations.

        At June 30, 2003, total debt was $21,207.6 million, as compared to $24,205.8 million at September 30, 2002. Our cash balance decreased to $3,926.7 million at June 30, 2003, as compared to $6,185.7 million at September 30, 2002.

        The following summarizes Tyco's change in net debt for the nine months ended June 30, 2003 ($ in millions):

Total debt at September 30, 2002		$24,205.8
Less: cash and cash equivalents at September 30, 2002		(6,185.7)

Net debt balance at September 30, 2002		18,020.1
Less the following:
Operating cash flow from continuing operations	3,569.8
Purchase of property, plant and equipment, net	(904.1)
Dividends paid	(75.6)
Decreases in sale of accounts receivable programs	55.9
Construction in progress—TGN	(118.4)
Acquisition of customer accounts	(506.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	(227.3)
Acquisition of business, net of cash acquired	(34.6)
Increase in restricted cash	(202.6)
Cash invested in short-term investments	(351.4)
Other items	(466.3)

		739.2

Net debt balance at June 30, 2003		17,280.9
Plus: cash and cash equivalents at June 30, 2003		3,926.7

Total debt at June 30 2003		$21,207.6

        In January 2003, TIG repaid its $3.855 billion unsecured term loan from banks scheduled to expire on February 6, 2003.

        In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time prior to stated maturity holders may convert each of their debentures into Tyco common shares at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued interest, and may elect to repurchase the securities for cash, Tyco common shares, or any combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of approximately $4,387.5 million, before out of pocket expenses, from these debentures were used primarily to repay debt.

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

        At February 12, 2003, the accreted value of TIG's zero coupon convertible debentures with a February 2003 put option was $1,850.8 million. On February 13, 2003, TIG purchased $1,850.1 million accreted value of these debentures for cash. This purchase resulted from the exercise of investors'

option under the indenture to require TIG to purchase at accreted values debentures validly surrendered by February 12, 2003.

        In November 2000, Tyco issued $4,657,500,000 principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374,000,000. The debentures accrete interest at a rate of 1.5% per annum. During the nine months ended June 30, 2003, Tyco purchased $1,085.7 million (par value $1,415.2 million) of the debentures for cash of approximately $1,062.8 million. Tyco may be required to repurchase the remaining outstanding debentures for cash at the option of the holder, at the accreted value of approximately $2.5 billion in November 2003.

        Our bank credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital shares, to make acquisitions or investments, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks. None of these covenants is presently considered restrictive to our operations.

        As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in fiscal 2002, investors in one of our accounts receivable programs have the option to discontinue reinvestment in new receivables. The amount outstanding under this program was $112.3 million at June 30, 2003.

        As of May 1, 2003, Moody's debt rating on Tyco's convertible debentures was upgraded to a Ba2 rating from Ba3 as a result of a newly-issued guarantee from TIG.

        In June 2003, TIG repurchased for cash all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013. The total Dollar Price paid was $902 million, based upon the $750 million par value of the Drs. plus the difference between a Base Rate of 5.55% and the then current ten-year United States Treasury yield-to-maturity.

        On July 30, 2003 and on August 1, 2003, TIG paid from cash the entire remaining par value of its Floating Rate Notes and 4.95% Notes of approximately $488 million and $534 million, respectively.

        Subsequent to debt paid off at maturity in July and August, the potential requirement to repurchase the zero coupon convertible debentures is the only significant (individually in excess of $1 billion) debt obligation remaining until calendar 2006. Our accounts receivable program with amounts outstanding and available capacity of $350 million expires during this fiscal year. We anticipate however, that this program will be renewed. As previously discussed, in January 2003, we received net proceeds of approximately $4.4 billion from the issuance of convertible debt. We used the proceeds and cash on hand to repay our then existing $3.9 billion credit facility and $1.8 billion outstanding under our zero coupon convertible senior debentures due February 2021 (with a February 2003 put option.). In addition, in January 2003 we entered into a new $1.5 billion 364-day unsecured revolving credit facility, none of which has been drawn down. We believe that our cash flow from our operations, together with proceeds from the convertible debt offering and our new credit facility, is adequate to fund our operations and service our debt through June 30, 2004. Available cash may be used to fund pension and benefit liabilities during the fourth quarter. Events beyond our control such as the result of ongoing litigation and governmental investigations, a decrease in demand for our products and services, further debt rating downgrades or deterioration in our financial ratios could negatively impact our access to financing and increase our cost of funds.

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

        The conversion feature of the zero coupon convertible debentures due 2020 was not available to the debt holders at June 30, 2003 as shown in the following table:

Zero Coupon Convertible Debentures Due 2020
Share price at June 30, 2003	$18.98
Accreted conversion price per common share at June 30, 2003(1)	$74.74

(1)
Accreted conversion price per common share is equal to the accreted value of the debentures at June 30, 2003 divided by the conversion rate. The conversion price increases as interest on the notes accretes.

Non-Controlled Entities

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities (VIE's), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required (see Note 16). For variable interest entities in which the Company holds a variable interest acquired on or before January 31, 2003, the Company will adopt FIN 46's accounting provisions on July 1, 2003.

        The Company has programs under which it sells machinery and equipment to investors (or affiliated companies) who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN 46.

        The Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Telecommunications. During the quarter ended June 30, 2003, the Company restructured one of the synthetic leases to meet the requirements of FIN 46 for operating lease accounting. The Company will reclassify the remaining two leases as capital leases and accordingly, will increase total debt by $517 million (effective July 1, 2003). The Company will also record a non-cash cumulative effect of accounting change (pre-tax) of approximately $110 to $125 million resulting from the difference between lease expense and estimated depreciation and interest expense. The future annual impact to pre-tax income is estimated to be a decrease of $25 to $30 million.

        The Company is currently evaluating other investments that may meet the consolidation criteria in FIN 46.

Backlog

        At June 30, 2003, Tyco had a backlog of unfilled orders, including annual recurring revenue in the Fire and Security Services segment, of $11,565.8 million. Total backlog increased, as compared to a backlog of $11,237.8 million at March 31, 2003 and $11,015.5 million at September 30, 2002. Backlog by industry segment is as follows ($ in millions):

	June 30, 2003	September 30, 2002
Fire and Security Services	$7,027.7	$6,691.5
Engineered Products and Services	2,067.3	1,873.4
Electronics	2,024.5	2,076.5
Healthcare	345.9	239.7
Plastics and Adhesives	100.4	134.4

	$11,565.8	$11,015.5

        Within the Fire and Security Services segment, backlog increased primarily due to favorable foreign currency exchange rates and, to a lesser extent, an increase in recurring revenue in force resulting from net growth in its dealer program. Backlog at September 30, 2002 within the Engineered Products and Services segment was decreased by approximately $390.5 million as a result of our previously including amounts related to two unconsolidated joint ventures. Within the Engineering Products and Services segment, backlog increased primarily due to the positive foreign exchange impact and new projects. Within the Electronics segment, backlog remained relatively flat. Backlog in the Healthcare segment represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

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

        As a result of actions taken by our former senior corporate management, Tyco has been the subject of continuing negative publicity focusing on former senior corporate management's actions. Some of these press reports have suggested that the accounting treatment of several of our prior acquisitions was improper, that certain of our operating companies improperly conducted business or recorded revenues and assets and that information was withheld from the SEC in connection with an inquiry into our accounting practices. This negative publicity contributed to significant declines in the prices of our publicly traded securities, and we have experienced reluctance on the part of certain customers and suppliers to continue working with us on customary terms. A number of suppliers have requested letters of credit to support our purchase orders. We also believe that many of our employees are operating under stressful conditions, which reduces morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our results of operations or liquidity and the market price of our publicly traded securities.

  Pending litigation could have a material adverse effect on our liquidity and financial condition.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management and former members of our board of directors are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current board of directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management, and some former members of our board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. In addition, we and some members of our former senior corporate management are subject to a SEC Division of Enforcement investigation. The Company is cooperating with the SEC Division of Enforcement investigation but the scope and likely duration of the investigation is unclear. Some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC Division of Enforcement investigation may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations or liquidity.

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

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. In addition, the Department of Labor is investigating us and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these investigations will not be material and adverse to our business, financial condition, results of operations or liquidity.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting the proposed deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We cannot assure you that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or liquidity.

  The Phase 2 review was not an exhaustive review of our accounting and governance.

        As we reported in our December 30, 2002 filing on Form 8-K, the Phase 2 review covered a variety of aspects of our accounting, including a review of many specific accounting policies and 15 of our most significant acquisitions. As described in that filing, you should be aware that the review did have limitations, as it did not seek to go back and identify every accounting decision and every corporate act that was wrong or questionable over a multi-year period. Moreover, in part because of the passage of time, documentation was not always available; the documentation that was available was often dispersed; and the review did not have the benefit of information from prior senior corporate management. In addition, the conclusions reached by the review required the exercise of judgment, and others could disagree with its conclusions. The SEC Division of Enforcement has not completed its review of our accounting, including the matters covered by the Phase 2 review.

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

  The price of Tyco common shares has declined considerably in the last year and a half and may fluctuate widely in the future.

        The market price of the Tyco common shares has declined considerably since January 2002, due in part to disclosures regarding alleged breaches of fiduciary duties, fraud and other wrongful conduct on the part of certain former officers and directors of Tyco. In addition, our publicly traded securities, and the global stock markets generally, have experienced significant price and volume fluctuations over the past year and a half. We cannot assure you that the price of our publicly traded securities will not decline further or will not continue to experience significant price and volume fluctuations. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in our industries could cause the price of our publicly traded securities to fluctuate substantially.

Risks Relating to Our Substantial Debt and Our Liquidity

  We have substantial cash needs and will need to obtain additional funding to satisfy those needs.

        As of June 30, 2003, we have approximately $3.6 billion of debt payable at maturity or upon the option of the holders thereof through June 30, 2004. In addition, we have other substantial capital commitments in fiscal 2003, including the following:

  •
  approximately $650 million of cash to acquire ADT accounts from dealers, of which approximately $500 million has been spent through June 30, 2003;

  •
  approximately $500 million of cash restructuring expenses relating to restructuring charges we have previously recorded, of which approximately $370 million has been spent through June 30, 2003;

  •
  approximately $350 million of cash purchase accounting spending, including earn-out payments, holdbacks of purchase price and the cost of exit plans, of which approximately $230 million has been spent through June 30, 2003; and

  •
  minimum operating lease payments of $808.4 million.

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt through June 30, 2004. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation during that period and have assumed that we will be able to extend one of our receivables facilities that expires in fiscal 2003. At June 30, 2003, there was approximately $350 million outstanding under this facility. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigations could require additional funding. We have also assumed a certain level of operating performance in making these estimates. Our future operating performance will be affected by general economic, financial, competitive, legislative, regulatory, geopolitical, business and other factors beyond our control. If our future operating performance is less than anticipated, our need for additional funding would increase.

        If our estimates are incorrect and we need to obtain additional funding, we cannot assure you that we will be able to obtain the additional funding that we need on commercially reasonably terms or at all, which would have a material adverse effect on our results of operations or liquidity.

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

        Our credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and minimum levels of net worth and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital shares, to make acquisitions or investments, to enter into sale/leaseback transactions, to pledge assets and to prepay debt that matures after December 31, 2004. We have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks.

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

        Certain downgrades by Moody's and S&P would permit the providers of our receivables facilities to cease further purchases under the facilities and would increase the interest cost of our credit facility borrowings. Downgrades may also increase our cost of capital and make it harder for us to obtain new financing.

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

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $145 million to $440 million. As of June 30, 2003, we concluded that the best estimate within this range is approximately $271 million, of which $33 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the Consolidated Balance Sheet as of June 30, 2003. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        Attrition rates for customers in our global electronic security services business have increased to 14.9% on a trailing 12-month basis for the quarter ended June 30, 2003, compared to 13.2%, 12.3% and 13.0% for the full fiscal years ended September 30, 2002, 2001 and 2000, respectively. If attrition rates continue to rise, ADT's recurring revenues and results of operations will be adversely affected. In the second quarter of fiscal 2003, the Company retroactively changed the amortization of costs of ADT's contracts and related customer relationships purchased through the ADT dealer program from a straight-line method generally over a ten-year period to a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. No change was made in the method used for the internally generated residential and commercial account pools, since the Company concluded that the straight-line method was most appropriate given the most recently observed attrition data for those account pools. If the attrition rates were to rise for these account pools, then the Company may be required to accelerate the amortization of the costs related to these pools.

Risks Relating to Our Jurisdictions of Incorporation

  Proposed legislation and negative publicity regarding Bermuda companies could increase our tax burden and affect our operating results.

        Several members of the U.S. Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover the combination in 1997 with ADT, as a result of which ADT, a Bermuda company, changed its name to Tyco and became the parent of the Tyco group. Any such legislation, if enacted, could have the effect of substantially reducing or eliminating the tax benefits of our structure and materially increasing our future tax burden or otherwise adversely affecting our business. In addition, even if no tax legislation is ultimately enacted that specifically covers our 1997 combination, the enactment of other tax proposals that have been or may be made in the future to address expatriation transactions could have a material impact on our future tax burden. Similar legislation has been introduced at the state level. Other federal and state legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. or state government contracts. We are unable to predict the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area. There has recently been negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company.

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

Item 4—Controls and Procedures

        As reported more fully in Amendment No. 2 to the Company's annual report on Form 10-K/A, we learned of instances of breakdowns of certain internal controls during fiscal 2002.

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

        As disclosed in the Company's previously filed Form 10-Q/A for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $506.0 million in the quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustment (i.e., purchase price accounting accruals, deferred commissions, accounting related to leases in the Fire and Security Services and Engineered Products and Services segments). The restatement described in Note 1 to the Consolidated Financial Statements included adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods in which they relate.

        Our controls are improving and new senior management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. There can be no assurances, however, that new problems will not be found in the future. We do not expect that our disclosure controls or our internal controls will prevent all errors and all fraud because of the inherent limitations in all control systems. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Because of the inherent limitations in any control system, error or fraud may occur and not be detected. We expect to continue to improve our controls with each passing quarter. It will take some time, however, before we have in place the rigorous controls that our Board of Directors and new senior management desires and our shareholders deserve.

        As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by senior management. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that these procedures and controls are effective, given the cautions stated above. Other than as described above, this quarter, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls. The Company will continue to make ongoing assessments of these controls and procedures periodically.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

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

        On January 28, 2003, the court-appointed lead plaintiffs in the New Hampshire securities actions filed a Consolidated Securities Class Action Complaint against certain of our former directors and officers, our auditors and Tyco. As to Tyco and certain of its former directors and officers, the complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 14(a) of that Act and Rule 14a-9 promulgated thereunder, as well as Sections 11 and 12(a)(2) of the Securities Act of 1933. Claims against our former directors and officers are also asserted under Sections 20(a) and 20A of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933. The complaint asserts that the Tyco defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, the following: Tyco's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; misstatements of Tyco's financial results; the impact of a new accounting standard (SAB 101, promulgated in 1999) on our earnings performance; compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing real estate transactions; their sales of Tyco shares; payment of $20 million to one of our former directors and a charity of which he is a trustee; and the criminal investigation of our former Chief Executive Officer. The plaintiffs seek class certification, compensatory damages, rescission, disgorgement and attorneys' fees and expenses.

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

        Three plaintiffs filed a civil complaint in the Superior Court of the State of California (Los Angeles County) in Hess v. Tyco International, Ltd., et al. on June 2, 2003. Plaintiffs name as defendants Tyco and twelve of our former officers and directors. The complaint asserts four causes of action under the California Corporate Securities Laws of 1968. The complaint alleges that plaintiffs purchased, in exchange for releases of claims against Tyco, Tyco common shares based on Tyco's materially false and misleading statements and omissions about the company's finances, business operations and share value. The company has not been served with the complaint.

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

        A class action complaint was filed on July 1, 2003 in the United States District Court for the Southern District of Florida, Chang v. Tyco International Ltd. & Breen purporting to represent a class of purchasers of Tyco Securities between December 30, 2002 to March 12, 2003. Plaintiffs name as defendants Tyco and Edward D. Breen, Tyco's Chairman and Chief Executive Officer. The complaint asserts a cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against both defendants. As against defendant Breen, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, Tyco's financial and operating condition and financial prospects for Tyco and its ADT business segment and the results of its investigation of its former management. Tyco is seeking an order from the Judicial Panel on Multidistrict Litigation transferring this action to the United States District Court for the District of New Hampshire.

        A law firm issued a press release on August 8, 2003 announcing that it was retained by former Tyco shareholders to file claims against Tyco and Merrill Lynch. The press release states that the complaint will assert causes of action against Tyco and Merrill Lynch under Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder for issuing a series of materially false and misleading statements. The press release also states that a claim will be brought against Merrill Lynch under federal and state securities laws for issuing fraudulent research reports about Tyco in the hopes of attracting investment banking business for Merrill Lynch.

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

        As previously reported in our periodic filings, in December 2002, four additional class action complaints were filed in the Circuit Court for Palm Beach County, Florida: (1) Hromyak v. Tyco International Ltd., et al.; (2) Rappold v. Tyco International Ltd., et al.; (3) Myers v. Tyco International Ltd., et al.; and (4) Goldfarb v. Tyco International Ltd., et al. Plaintiffs in each of these actions also assert claims against Tyco, certain of our former directors and officers, and in three instances our auditors under the Securities Act of 1933, and seek class certification, compensatory damages and attorneys' fees and expenses. Defendants removed these four actions from Florida state court to the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the actions to the United States District Court for the District of New Hampshire. Tyco's motions to dismiss these actions are pending.

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

        The Myers complaint purports to bring suit on behalf of persons who exchanged their TyCom, LTD ("TyCom") shares for shares of Tyco in connection with our acquisition of TyCom in or about December of 2001. The complaint alleges that the registration statement filed in connection with the TyCom acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

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

        Plaintiffs Philip M. Cirella, Philip Cirella and Marguerite Cirella, who purport to be common shareholders in Tyco International Ltd., filed suit on January 31, 2003 against Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick in the United States District Court for the District of New Jersey. Plaintiff Philip M. Cirella alleges that he was a shareholder in CIT who received common shares of Tyco when it acquired CIT in 2000, and later purchased additional Tyco shares with Marguerite Cirella. Plaintiffs assert a cause of action against all defendants for violation of Section 10(b) and 10(b)(5) of the Securities Exchange Act of 1934 and a cause of action against the individual defendants for violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants failed to disclose related-party transactions, including the following: providing interest free loans, forgiving personal loans, purchasing personal properties, using company funds to purchase personal items, selling individual Tyco shares while concealing information from investors, and failing to disclose an ongoing criminal investigation of Kozlowski, all of which resulted in an artificially-inflated share price. Plaintiffs seek compensatory damages and costs against all defendants and punitive exemplary damages against the individual defendants. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

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

        On March 17, 2003, Tyco moved to dismiss the consolidated and amended complaint on the ground that Tyco is already pursuing claims against four of its former officers and directors, and Tyco should remain in control of its claims and potential claims. The other defendants have since moved to dismiss as well. Tyco's motions remain pending before the court.

        Plaintiffs filed a Motion for Leave to File their Verified Stockholders' Second Consolidated and Amended Derivative Complaint on June 12, 2003. This second amended complaint drops as defendants Tyco's auditors, and adds as defendants each of the members of the current Board of Directors of Tyco. The second amended complaint alleges that the defendants who are current directors of Tyco engaged in, permitted and/or acquiesced in the following alleged improper conduct: making misstatements and omissions in order to disclose certain accounting issues slowly over time in order to maintain an allegedly artificial inflation of Tyco's share price; making misstatements and omissions in recommending in the February 2003 proxy statement against reincorporation in Delaware; making misstatements and omissions in recommending in the February 2003 proxy statement against a proposal to separate the positions of CEO and Chairman; and other allegedly improper conduct. Plaintiffs seek money damages and attorneys' fees and expenses. Tyco filed its response opposing plantiffs' motion which is pending before the court.

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

        On February 3, 2003, the plaintiffs filed a Consolidated Amended Complaint asserting causes of action under ERISA. That complaint named as defendants Tyco and certain of its present and former officers and directors, its wholly-owned subsidiary Tyco International (US) Inc., its retirement committee, and certain of its present and former officers, directors and employees. The complaint asserts that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco shares when it was not a prudent investment. The plaintiffs seek a declaration that the defendants are not entitled to protection under ERISA's safe harbor provision; an order compelling the defendants to make good to the Plans all losses caused by the defendants' alleged breaches of fiduciary duty; imposition of a constructive trust on any amounts by which any defendant was unjustly enriched; an order enjoining future violations of ERISA; actual damages in the amount of any losses the Plans suffered; costs and attorneys' fees, and an order for equitable restitution and other appropriate equitable monetary relief.

        On April 4, 2003, Tyco and several other defendants moved to dismiss the consolidated complaint. Shortly thereafter the other defendants also moved to dismiss. Tyco's motion to dismiss remains pending before the court.

        We and certain of our current and former executives have received requests from the United States Department of Labor for information concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department's inquiry concerns losses allegedly experienced by the plans due to investments in our shares. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd v. Mark A. Belnick, United States District Court, Southern District of New York, No. 02-CV-4644, Filed June 17, 2002. As previously reported in our periodic filings, we have filed a civil complaint against our former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant: solicited and accepted cash and share bonuses without Board approval; took interest-free loans from our relocation program without Board approval; failed to disclose to the Board and to the SEC his Retention Agreement and compensation; failed to advise the Board of the improper conduct of other officers; refused to cooperate with internal investigations; and engaged in other improper conduct. The complaint asserts causes of action for breach of fiduciary duty, inducement to breach fiduciary duty, conspiracy to breach fiduciary duty, fraud and other wrongful conduct and seeks to recover compensation and profits received from employment at Tyco, repayment of all loans fraudulently procured, with interest, damages for the harm caused to us, and punitive damages. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office to delay discovery until after the completion of its prosecution of Mr. Belnick and other former Tyco officers. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, Filed June 17, 2002. As previously reported in our periodic filings, we have filed a civil complaint against a former director for breach of fiduciary duty, inducing breaches of fiduciary duty, and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. See "—Subpoenas and document requests from Governmental Entities". Our claims against Mr. Walsh are still pending. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        Tyco International Ltd. v. L. Dennis Kozlowski, United States District Court, Southern District of New York, No. 02-CV-7317, Filed September 12, 2002, Amended April 1, 2003. As previously reported in our periodic filings, we have filed a civil complaint against our former Chairman and Chief Executive Officer for breach of fiduciary duty and other wrongful conduct. The Company amended that complaint on April 1, 2003. The amended complaint alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, a constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by us as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

        Tyco International Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), Filed April 1, 2003. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. That arbitration claim alleged that Mr. Swartz breached his fiduciary duty and otherwise engaged in wrongful conduct relating to his employment by Tyco. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in other unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, a constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. Mr. Swartz moved to dismiss Tyco's complaint: Tyco has responded to the motion, which remains pending and has not been set for hearing. This action may be subject to transfer to the United States District Court for the District of New Hampshire.

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

Subpoenas, Document Requests From Governmental Entities and Criminal Proceedings

        As previously disclosed in our periodic filings, we and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. We are cooperating with these investigations and are complying with these requests.

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

        On February 19, 2003, a federal grand jury in Concord, New Hampshire returned an indictment against Mark Swartz accusing him of failing to report a bonus that he received from Tyco. In particular, Swartz allegedly received a $12.5 million bonus in 1999, but did not include this bonus on his tax return. Swartz has pleaded not guilty and a trial has been set for July 8, 2003. On motion of the United States Attorney for the District of New Hampshire, the court dismissed the indictment.

        The United States Department of Labor served document subpoenas on Tyco and Fidelity Management Trust Company for documents concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department's inquiry remains the losses allegedly experienced by the plans due to investments in our stock. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so. The company is continuing to cooperate with the Department's investigation.

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

        On August 4, 2003, Applied Medical filed another patent infringement suit against US Surgical in the United States District Court for the Central District of California. The complaint alleges that US Surgical's Versaseal Plus trocar products infringe Applied Medical's US Patent No. 5,385,553 and seeks injunctive relief and unspecified monetary damages.

Environmental Investigation

        As previously reported in our periodic filings, we became aware in June 2001 that the Office of the U.S. Attorney for the District of Connecticut had initiated an investigation of one of the subsidiaries in our Electronics segment. Subsequently, we were notified that the subsidiary was the target of a federal Grand Jury investigation concerning alleged Clean Water Act violations. We understand that the government investigation concerns manufacturing plants in Manchester and Stafford, Connecticut, and that the Connecticut Department of Environmental Protection has referred the matter to the Connecticut Attorney General's Office which is conducting a parallel civil investigation which is likely to result in the imposition of a civil penalty, the amount of which cannot be estimated at this time. Two former employees of the plants have each pleaded guilty to a felony violation of the Clean Water Act. We do not believe that any fines or penalties will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. We are cooperating fully in the investigation.

Item 5—Other Information

        On August 13, 2003, the SEC issued an Order instituting settled cease-and-desist proceedings and proceedings pursuant to Rule 102(e) of the SEC's Rules of Practice against Richard P. Scalzo, the PricewaterhouseCoopers LLP ("PwC") engagement partner for PwC's audits of the Company's financial statements for the fiscal years 1997 through 2001. The SEC's Order finds that Mr. Scalzo was aware of facts regarding the integrity of the Company's former senior management and that those facts were sufficient to obligate Mr. Scalzo, pursuant to generally accepted auditing standards ("GAAS"), to reevaluate the risk assessment of the audits and to perform additional audit procedures, including further audit testing of certain items such as executive benefits, executive compensation, and related party transactions. http://www.sec.gov/news/press/2003-95.htm. In the Order, the SEC finds that Mr. Scalzo did not take sufficient steps in these regards and accordingly recklessly failed to conduct the audits in accordance with GAAS. The Order further states that for each of the fiscal years 1998 through 2001, PwC issued an audit report falsely stating that PwC had conducted its audit in accordance with GAAS. The SEC further finds that, Mr. Scalzo recklessly allowed PwC to issue those audit reports containing the false statement in Tyco's annual reports on form 10-K for each of those fiscal years. The Order further states: "as a result of the false statement contained in the PwC audit reports, Tyco filed with the Commission, and distributed to investors, false and misleading annual reports that misrepresented whether Tyco's financial statements had, in fact been submitted to an audit in accordance with GAAS." Simultaneously with the institution of the administrative proceedings, and without admitting or denying the findings contained therein, Mr. Scalzo consented to the issuance of the SEC's Order, which orders him to cease and desist from violations of the antifraud provisions of the federal securities laws and permanently bars him from appearing or practicing before the SEC as an accountant. Neither Tyco nor PwC were a party to the settlement. The Company believes that this settlement has no impact on the validity of Tyco's recently restated financial statements and has no reason to believe that this settlement has any effect on PwC's audit report on those financial statements.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10	Tyco Employee Stock Purchase Plan, as amended May 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated July 30, 2003).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K filed pursuant to Item 5 and furnished under Item 9 in place of Item 12 (in accordance with interim guidance provided by the Securities and Exchange Commission in Release No. 33-8216 issued March 27, 2003) on April 30, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated April 30, 2003 announcing the Company's results for the second fiscal quarter.

        Current Report on Form 8-K filed pursuant to Item 5 on June 16, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated June 16, 2003 announcing the Company's intention to restate its financial results for prior fiscal periods in connection with the previously announced ongoing review of the Company's periodic filings by the Division of Corporation Finance of the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 14, 2003

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Results of Operations
Liquidity and Capital Resources
Risk Factors
Forward-Looking Information
PART II—OTHER INFORMATION
SIGNATURES