Form 10-K
period 2003-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2003-12-17
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0390500
(Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐.

        The aggregate market value of voting common shares held by nonaffiliates of registrant was approximately $25,608,291,520 as of March 31, 2003.

        The number of common shares outstanding as of December 2, 2003 was 1,999,091,242.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2004 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        See pages 33 to 36 for the exhibit index.

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

  •
  designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products;

  •
  designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental and other industrial consulting services; and

  •
  designs, manufactures and distributes plastic products, adhesives and films.

        See Notes 3 and 4 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

        Tyco's operating strategy is to be a low-cost, high-quality producer and provider in each of the markets we serve. We promote our leadership position by investing in existing businesses and developing new markets. Although acquisitions of complementary businesses have been an important part of Tyco's growth in the past, our business strategy now focuses on enhancing internal growth and operational efficiency for existing Tyco businesses. We plan to achieve this goal through new product innovation, increased market share, increasing the service and repair components of our existing businesses and continued geographic expansion. We are also implementing initiatives across our business segments to achieve best-in-class operating practices utilizing six sigma measurements. Additionally, we announced that we are evaluating the proposed disposition of some non-core businesses to be effected during the next year. Leveraging the strengths of our existing operations, we seek to enhance value for our shareholders through operational excellence and maximization of cash flows. We are continuing to strive towards the highest standards of corporate governance so that we can earn the respect and confidence of our shareholders, employees, suppliers and customers and the financial community.

I. Fire and Security

        Tyco is the world's leading provider of both electronic security services and fire protection services. With fiscal 2003 revenues of $11,292.8 million, our Fire and Security businesses currently comprise 31% of our total revenues. Fiscal 2002 and 2001 revenues totaled $10,639.0 million or 30% of our total revenues and $7,473.0 million or 22% of our total revenues, respectively. The group's products and services include:

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

Electronic Security Services

        We are the world's leading provider of electronic security products and services and event monitoring, which includes the monitoring of burglar alarms, fire alarms, medical alert systems, such as our Personal Emergency Response Systems, and other activities where around-the-clock monitoring and response are required. We offer regular inspection and maintenance services to ensure that systems will function properly and can be upgraded as technology or risk profiles change. We are also a leading supplier of electronic security solutions to the retail, commercial and industrial marketplaces, offering anti-theft, video surveillance, access control, electronic asset protection and security management systems, products and services. These and other security services are provided principally through our ADT operating companies.

        Electronically monitored security systems are tailored to our customers' specific needs and involve the installation and use on a customer's premises of devices designed for intrusion detection and access control, as well as reaction to various occurrences or conditions, such as movement, fire, smoke, flooding, environmental conditions, industrial processes and other hazards. These detection devices are connected to microprocessor-based control panels, which communicate to a monitoring center (located remotely from the customer's premises) where alarm and supervisory signals are received and recorded. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action, such as dispatching employees to the customer's premises. In some instances, the customer may monitor the system at its own premises or the system may be connected to local fire or police departments.

        Whether systems are monitored by the customer at its premises or connected to one of our monitoring centers, we usually provide support and maintenance through service contracts. Systems installed at customers' premises may be owned by us or by our customer.

        We market our electronic security services to commercial and residential customers through both a direct sales force and an authorized dealer network, the ADT dealer program. Throughout fiscal 2003, we re-focused our ADT dealer program, in order to increase the return on investment of accounts purchased through the program. A separate national accounts sales force services large commercial customers. We also utilize advertising, telemarketing and direct mail to market our services.

        We provide residential electronic security services primarily in North America and Europe, with a growing presence in the Asia-Pacific region. Our commercial customers include financial institutions, industrial and commercial businesses, federal, state and local governments, defense installations, and health care and educational facilities. Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage. It has been our experience that the majority of commercial and residential monitoring contracts are renewed after their initial terms. In general, relocations account for the largest number of residential discontinuances while business closures comprise the largest single factor impacting commercial contract attrition.

        Through our acquisition of Sensormatic in November 2001, we became the leader in anti-theft systems. The majority of the world's leading retailers use our systems to protect against shoplifting and employee theft. We manufacture these electronic article surveillance systems and generally sell them through our direct sales force in North and South America, Europe, Australia and Asia. A growing trend in the loss protection industry is for security labels to be applied to goods at the point of manufacture. In most cases, we sell these labels directly to the manufacturers or their packaging agents. We also develop and distribute access control and video surveillance systems, which are sold through direct and distributor channels.

        We manufacture certain alarm, detection and activation devices and central monitoring station equipment both for installation by us and for sale to other installers, although we out-source some of the electronic components we install.

        The security business in North America is highly competitive, with a number of major firms and some 12,000 smaller regional and local companies. Similarly, Tyco competes with several national companies and several thousand regional and local companies in Europe, the Asia-Pacific region, Latin America and South Africa. Competition is based primarily on price in relation to quality of service. We believe that the quality of our electronic security service is higher than that of many of our competitors and, therefore, our prices may be higher than those charged by our competitors.

Fire Protection Contracting and Services

        We design, fabricate, install and service automatic fire sprinkler systems, fire alarm and detection systems and special hazard suppression systems in buildings, industrial plants and off-shore installations, as well as respiratory systems and other life-saving devices. Tyco's fire protection businesses utilize a worldwide network of sales offices, operating globally under various trade names including SimplexGrinnell, Wormald, Mather & Platt, Total Walther, Dong Bang, Zettler, Ansul, Scott and Tyco.

        We install fire protection systems in both new and existing buildings. Our fire protection systems are purchased by owners, construction engineers and mechanical or general contractors. In recent years, the retrofitting of existing buildings has grown as a result of legislation mandating the installation of fire protection systems, especially in hotels, healthcare facilities, educational establishments and other buildings accessible to the general public. We continue to focus on system maintenance and inspection, which have become more significant parts of our business.

        The majority of the fire suppression systems installed by Tyco are water-based. However, we are also the world's leading provider of custom designed special hazard fire protection systems which incorporate specialized extinguishing agents such as foams, dry chemicals and gases, in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These are often especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, data processing, telecommunications, commercial food preparation, mining and marine applications.

        We manufacture and distribute Scott and Sabre breathing systems for use by firefighters and other first responders, military and civilian aircrews and passengers, and for industrial applications. Military forces from 25 countries use our breathing apparatus and 600,000 U.S. firefighters rely on our Scott Air-PakR brand of self-contained breathing apparatus. Scott and Sabre products are sold globally through a network of distributors. Scott is considered the world leader in respiratory protection innovation for first responders.

        In Australia, New Zealand and Asia, Tyco engages in the installation of electrical equipment in new and existing structures and provides specialized electrical contracting services, including applications for railroad, bridge and tunnel construction.

        The majority of the mechanical components (and, in North America, a high proportion of the pipe) used in our fire protection systems are manufactured by Tyco's Engineered Products and Services segment. We use computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates the fabrication and delivery of system components. We also have fabrication plants worldwide that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation.

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

II.    Electronics

        Tyco is the world's leading supplier of passive electronic components and a leading provider of undersea fiber optic networks and services. With fiscal 2003 revenues of $10,355.0 million, our Electronics businesses currently comprise 28% of our total revenues. Fiscal 2002 and 2001 revenues totaled $10,464.1 million or 30% of our total revenues and $13,545.6 million or 40% of our total revenues, respectively. The group's products and services include:

  •
  designing, engineering and manufacturing electronic connector systems, fiber optic components, wireless devices, heat shrink products, circuit protection devices, magnetic devices, wire and cable, relays, sensors, touch screens, smart card components, identification and labeling products, energy systems, power systems and components, printed circuit boards and assemblies, electronic modules, application tooling, switches and battery assemblies; and

  •
  designing, manufacturing, installing, operating and maintaining undersea fiber optic cable communications systems through Tyco Submarine Telecommunications and selling bandwidth on our own cable network.

Tyco Electronics

        Tyco Electronics is comprised of the Electronic Components, Wireless, Electrical Contracting Services, Power Systems and Printed Circuit Group reporting units. These businesses design, manufacture and market a broad range of electronic, electrical and electro-optic passive and active devices and a number of interconnection systems and connector-intensive assemblies, as well as wireless products including radar sensors, global positioning satellite systems components, silicon and gallium arsenide semiconductors and microwave sub-systems. Tyco Electronics' products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved. Tyco Electronics manufactures and sells more than 500,000 parts in over 750 global product lines, including power systems, terminals, fiber optic components, printed circuit board and cable connectors and assemblies, cable and cabling systems, and related application tools and application tooling equipment. Products are sold under the AMP, Agastat, Axicom, Augat, Buchanon, Critchley, Dulmison, Elo-Touch, M/A-COM, Potter & Brumfield, Raychem, Schrack and Tyco Electronics trade names, among others.

        Tyco Electronics markets via direct sales and distributors to customers including original equipment manufacturers ("OEMs") and their subcontractors, utilities, government agencies, value-added resellers and those who install, maintain and repair equipment. For the fiscal year ended September 30, 2003, direct sales represent 87% of revenue while the remaining revenue is via distributors. These customers are found in the automotive, communications equipment manufacturers, telecommunications service providers, computer, aerospace, military, household appliance, industrial machinery and equipment, consumer electronics, energy and networking industries. In total, Tyco Electronics serves over 250,000 customers located in over 55 countries, and maintains a strong local presence in the geographic areas in which it operates, including the Americas, Europe and the Asia-Pacific region.

        The markets that Tyco Electronics operates in are highly competitive. Tyco Electronics faces competition across its product lines from other companies ranging in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition is on the basis of breadth of product offering, product innovation, price, quality and service.

Tyco Submarine Telecommunications

        Tyco Submarine Telecommunications (formerly TyCom) is a leading provider of undersea fiber optic networks and services. Tyco Submarine Telecommunications' products and services include: designing, manufacturing and installing undersea cable communications systems; servicing and maintaining major undersea cable networks; and designing, manufacturing and installing a global undersea fiber optic network, known as the Tyco Global Network ("TGN"). Tyco Submarine Telecommunications operates, maintains and sells bandwidth capacity on the TGN. In the near term, due to market conditions in the telecommunications industry, the focus of Tyco Submarine Telecommunications is on maintenance services on existing systems, small network construction projects and selling bandwidth capacity on the TGN. As part of its divestiture program, Tyco intends to sell the TGN.

III.  Healthcare

        Tyco is a world leader in the medical products industry. With fiscal 2003 revenues of $8,571.9 million, our Healthcare businesses currently comprise 23% of our total revenues. Fiscal 2002 and 2001 revenues totaled $7,899.1 million or 22% of our total revenues and $7,065.3 million or 21% of our total revenues, respectively. The group's products include:

  •
  a wide variety of medical devices and supplies, including laparoscopic instruments; sutures and surgical staplers; electro-surgical instruments; pulse oximeters; ventilators; needles and syringes; wound care; incontinent care; and products for vascular therapy;

  •
  imaging reagents and delivery systems; bulk and unit dose pharmaceuticals; and

  •
  retail brand adult incontinence care, infant care and feminine hygiene products.

        The Tyco Healthcare Group consists of three primary reporting units: Medical Devices & Supplies, Pharmaceuticals and Retail.

Medical Devices & Supplies

        Medical Devices & Supplies consists of five primary divisions: Medical, Surgical, Respiratory, Imaging, and International.

Medical

        The Kendall Division markets and manufactures a broad range of wound care products; needles and syringes; sharps disposables; vascular therapy products; electrodes; operating room kits and trays; urological care products; enteral feeding products; incontinence care products; and nursing care products. These products are marketed via a combination of direct sales representatives and third-party distributors to hospitals, surgi-centers, alternate care facilities and homes worldwide.

        The Medical Division consists of many market-leading brands such as KERLIX and CURITY wound care dressings, WINGS adult incontinence products, SCD compression devices, T.E.D. anti-embolism stockings, MONOJECT MAGELLAN safety needles and syringes, KANGAROO enteral feedings systems, DEVON O.R. surgical kits, and MEDI-TRACE diagnostic and monitoring electrodes.

Surgical

        The Surgical Division develops, manufactures and markets a broad spectrum of widely recognized surgical products that are used around the world in operating rooms, emergency rooms, surgi-centers and physician offices.

        U.S. Surgical is a market leader in innovative wound closure products and advanced surgical devices. Its Auto Suture business offers a complete line of surgical devices and laparoscopic instruments for general and specialty procedures. The recently formed Syneture business is the evolution of U.S. Surgical/Davis & Geck from a product-driven suture organization to one focused on clinical solutions for wound closure with advanced suture and biosurgery therapies. Valleylab is a leading manufacturer and marketer of a wide array of electro-surgical, ultrasonic and radiation ablation devices. Among Valleylab's leading brand names are the FORCE FX electro-surgical generator; the LIGASURE vessel occlusion system and the COOL-TIP RF (radio frequency) system.

Respiratory

        Tyco Healthcare's Respiratory Group develops and markets an extensive line of products and services that: help facilitate and monitor anesthesia; diagnose and treat respiratory disease; and provide life support for critically ill patients. These products are sold around the world and are used in the hospital and the home.

        Nellcor continues to drive advancements in pulse oximetry technology with the introduction of the OXIMAX pulse oximetry system. For critically ill patients or for those undergoing surgery, the MALLINCKRODT endotracheal, and SHILEY tracheotomy tubes are industry leaders. Puritan

Bennett is known around the world for its critical care ventilators, and the HELIOS liquid oxygen system for patients in need of oxygen therapy at home.

Imaging

        Mallinckrodt Imaging is devoted to improving the diagnostic sciences of X-ray, MRI and Nuclear medicine. By developing, manufacturing, and marketing contrast agents, radiopharmaceuticals and delivery systems, Mallinckrodt Imaging helps enhance the utility and quality of images obtained via these procedures. Mallinckrodt Imaging partners with radiologists, cardiologists and nuclear medicine physicians to improve the quality of diagnosis in multiple disease states through well known branded diagnostic pharmaceuticals, including OPTIRAY X-ray contrast media, OPTIMARK MRI contrast media, and thallium and TECHNESCAN MAG3 radiopharmaceutical. The Mallinckrodt family of imaging products is sold into hospitals, radiopharmacies and alternate site imaging centers throughout the world.

International

        Tyco Healthcare International is responsible for the marketing, distribution and export of all Tyco Healthcare Group products (excluding Pharmaceuticals and Retail products) outside of the United States. Tyco Healthcare International markets directly to hospitals and medical professionals, as well as through independent distributors, with a worldwide presence. Although the mix of product lines offered varies from country to country, its operations are organized primarily into four geographic regions: Europe, Japan, the Asia-Pacific region and Latin America.

Pharmaceuticals

        Tyco Healthcare's Mallinckrodt Pharmaceutical Division comprises three businesses—Bulk Pharmaceuticals (active pharmaceutical ingredients), Dosage Pharmaceuticals and Specialty Chemicals. The Bulk Pharmaceuticals business is the largest producer of narcotics in the United States and of acetaminophen worldwide. Ninety-five percent of these products are used within the pharmaceutical industry to manufacture dosage form drugs. The Dosage Pharmaceuticals business has three distinct divisions: generic narcotic pharmaceuticals, branded central nervous systems products and contract pharmaceutical manufacturing for third parties. These products are sold to major wholesalers and drug store chains primarily in the United States. The Specialty Chemicals business includes a wide array of specialty chemicals targeted at: research and development and analytical laboratories; process materials used to manufacture biopharmaceuticals; and specialty chemicals used to manufacture semiconductor chips, many of which are sold under the J.T. Baker name in the United States.

Retail

        The Retail Division of Tyco Healthcare develops, manufactures and markets a wide variety of retail brand products for the North American retail markets. The Retail Division supplies a broad majority of retail mass merchandisers, food stores and drug stores in these markets. The division is recognized within continental North America as the industry leader for retail brand adult incontinent care, infant care and feminine hygiene products. Through our "first-to-market" approach, Tyco Healthcare's Retail Division helps retailers such as Wal-Mart, Target, Kroger, Albertson's, CVS, Loblaw and Toys R Us manage their categories and build their own store brand presence with the high-quality products consumers demand.

        Tyco Healthcare's competitors include Johnson & Johnson, Becton Dickinson and C.R. Bard, among others, and competition is based on breadth of product offerings, quality of product, service and price.

IV.    Engineered Products and Services

        Tyco is the world's leading manufacturer of industrial valves and controls. With fiscal 2003 revenues of $4,684.4 million, our Engineered Products and Services businesses currently comprise 13%

of our total revenues. Fiscal 2002 and 2001 revenues totaled $4,709.3 million or 13% of our total revenues and $4,170.8 million or 12% of our total revenues, respectively. The group's products and services include:

  •
  manufacturing and servicing industrial, commercial, water and wastewater valves and related devices, as well as providing other engineered products solutions;

  •
  manufacturing steel pipe and tubular goods, security fence products and electrical raceway products, including steel conduit, pre-wired armored cable, flexible conduit, steel support systems and fasteners, cable tray and cable ladder;

  •
  providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets; and

  •
  manufacturing and distributing of fire sprinkler devices, valves, steel and plastic pipe and fittings and pipe couplings used in commercial, residential and industrial fire protection systems.

        Tyco Engineered Products and Services is comprised of four primary business units: Tyco Flow Control, Tyco Electrical & Metal Products, Tyco Infrastructure Services and Tyco Fire & Building Products.

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

Tyco Electrical & Metal Products

        Tyco Electrical & Metal Products manufactures steel and related products primarily in North America and Europe. Our products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, our Allied Tube & Conduit ("Allied") division is the leading manufacturer of steel electrical conduit, and our AFC Cable Systems division is the leading manufacturer of steel and aluminum pre-wired armored cable. Georgia Pipe manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the Powerstrut, Unistrut and T.J. Cope trade names.

        Allied manufactures and distributes welded steel tubular products in North America and in the United Kingdom. In the United Kingdom, welded and drawn steel tubing is manufactured under the trade names of Newman Monmore, Newman Phoenix, Tyco Tube Components and HUB LeBas. We manufacture and distribute specialty steel strip products in the United Kingdom under the JB&S Lees, Firth Cleveland Steel Strip and Ductile Stourbridge trade names. In Brazil, tube is manufactured and sold under the trade names of Frefer and Dinaco. These businesses serve a wide spectrum of customers and applications ranging from automotive, fire protection, security and safety containment, recreational equipment, commercial construction and traffic control systems. Products compete on the basis of price, availability and breadth of product line.

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

Tyco Fire & Building Products

        Tyco Fire & Building Products manufactures and sells a wide variety of products to fire protection contractors and fabricators of fire protection systems. These products include a complete line of fire sprinkler devices, specialty valves, plastic pipe and pipe fittings and ductile iron pipe couplings. We manufacture these products in the United States, the United Kingdom, Germany, China and Malaysia and sell them under the GEM, STAR, CENTRAL, GRINNELL and CENTRAL SPRAYSAFE brand names. In North America, a complete line of steel sprinkler pipe is manufactured by our metal products unit (Allied), thus enabling us to offer a complete line of fire protection systems and services. Tyco also produces a complete line of specialty fastening products for the building industry that are manufactured in the United Kingdom under the trade names of Lindapter and Ancon and metal framing and support products that are manufactured in the United Kingdom and Germany.

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

V. Plastics and Adhesives

        Tyco Plastics and Adhesives consists of Tyco Plastics, A&E Products, Tyco Adhesives and Ludlow Coated Products. With fiscal 2003 revenues of $1,897.2 million, our Plastics and Adhesives businesses currently comprise 5% of our total revenues. Fiscal 2002 and 2001 revenues totaled $1,878.3 million or 5% of our total revenues and $1,747.4 million or 5% of our total revenues, respectively. The group's products include:

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

A&E Products

        A&E Products is the leading manufacturer of plastic garment hangers worldwide, operating from over 50 distribution points in 30 countries. A&E Products also operates hanger-recycling facilities in the United States and Europe. The reused hangers are purchased from various retailers and then sorted, processed and packaged for sale back to the apparel market. A&E Products' Catering division manufactures and markets disposable dinnerware products to the retail and foodservice industries. The Catering division markets their many product lines under brand names including SCROLLWARE, PRESTIGE, LEGACY and OPULENCE.

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

Ludlow Coated Products

        Ludlow Coated Products produces a variety of specialty laminates and coated products principally derived from paper, film, foil and fabrics. Ludlow's products are key components of many end use products such as industrial packaging steel wrap and food packaging materials and also include housewraps, material handling slip sheets and flexible intermediate bulk containers. Ludlow markets its specialty laminates and coated products through its own sales force and through independent manufacturers' representatives. Ludlow competes with many large manufacturers of laminates and coated products on the basis of price, service, marketing coverage and custom application engineering, and sells its products to manufacturers, producers and converters. It has various specialized competitors in different markets.

Backlog

        At September 30, 2003, we had a backlog of unfilled orders of $11,533.9 million, compared to a backlog of $11,015.5 million at September 30, 2002. We expect that approximately 83% of our backlog at September 30, 2003 will be filled during fiscal 2004. Backlog by reportable industry segment is as follows ($ in millions):

	September 30,
	2003	2002
Fire and Security	$6,964.7	$6,691.5
Electronics	2,071.0	2,076.5
Engineered Products and Services	2,061.4	1,873.4
Healthcare	327.4	239.7
Plastics and Adhesives	109.4	134.4

	$11,533.9	$11,015.5

        Backlog for Fire and Security includes recurring "revenue-in-force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of recurring revenue-in-force at September 30, 2003 and 2002 is $3,606.7 million and $3,483.9 million, respectively. Within the Fire and Security segment, backlog increased primarily due to favorable foreign currency exchange rates.

        Within the Electronics segment, backlog remained level. Backlog for Engineered Products and Services increased primarily due to several new contracts and, to a lesser extent, due to favorable foreign currency exchange rates. Backlog in the Healthcare and Plastics and Adhesives segments represents unfilled orders, which, in the nature of the businesses, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 120.2 million square feet of floor space, of which approximately 66.0 million square feet are owned and approximately 54.2 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        Within the Fire and Security segment, the fire protection contracting and service business operates through a network of offices located in North America, Central America, South America, Europe, the Middle East and the Asia-Pacific region. Fire protection components are manufactured at locations in North America, the United Kingdom, Germany, Australia, New Zealand, South Korea and Japan. The electronic security services business operates through a network of monitoring centers and sales and service offices and other properties in North America, Europe, the Asia-Pacific region, Latin America and South Africa. The Fire and Security segment occupies approximately 24.4 million square feet, of which 7.1 million square feet are owned and 17.3 million square feet are leased.

        The Electronics segment has manufacturing facilities in North America, Central and South America, Europe, Asia and Australia. The group occupies approximately 31.5 million square feet, of which 20.0 million square feet are owned and 11.5 million square feet are leased.

        The Healthcare segment has manufacturing facilities in North America, Europe and Asia. The group occupies approximately 23.9 million square feet, of which 13.8 million square feet are owned and 10.1 million square feet are leased.

        The Engineered Products and Services segment has manufacturing, warehouses and distribution centers throughout North America, Europe, the Asia-Pacific region and Central and South America. The group occupies approximately 28.7 million square feet, of which 17.3 million square feet are owned and 11.4 million square feet are leased.

        The Plastics and Adhesives segment has manufacturing facilities in North America, Europe & Asia. The group occupies approximately 11.3 million square feet, of which 7.8 million square feet are owned and 3.5 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 22 to Consolidated Financial Statements for a description of our rental obligations.

Research and Development

        The amounts expended for Tyco-sponsored research and development during fiscal 2003, fiscal 2002 and fiscal 2001 were $670.6 million, $633.4 million and $572.0 million, respectively. Customer-funded research and development expenditures were $22.8 million, $20.4 million and $40.4 million, respectively.

        Tyco-sponsored research and developement expense by segment is as follows: ($ in millions):

	For the Year Ended September 30,
	2003	2002	2001
Electronics	$372.2	$381.3	$410.4
Healthcare	156.9	134.3	135.6
Fire and Security	102.8	87.0	13.8
Engineered Products and Services	32.5	23.6	4.7
Plastics and Adhesives	6.2	7.2	7.5

	$670.6	$633.4	$572.0

        Approximately 5,500 full-time scientists, engineers and other technical personnel were engaged in our product research and development activities as of September 30, 2003.

        Research activity at Tyco Electronics focuses specifically on new product development and a continuous expansion of technical capabilities. Tyco Healthcare focuses on technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies and on acquiring rights to new products. Research activity in Fire and Security relates mostly to the design of fire and intrusion alarm products and emergency alarm systems, as well as products related to electronic article surveillance. The Engineered Products and Services segment focuses on improvements in hydraulic design, which controls the motion of fluids, resulting in new fire protection devices and flow control products. Tyco Plastics and Adhesives research activities consist primarily of new and improved product development.

Raw and Other Purchased Materials

        We are a large buyer of steel and plastic resin in the United States. We are also a large buyer of copper, brass, gold, electronic components, chemicals and additives, thin and flexible copper clad materials, zinc, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the components used in the Fire Protection business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. The majority of our electronic security systems are purchased from suppliers and are manufactured to our specification. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. From time to time, we may decide to hedge our exposure to prices in base and precious metals by the usage of forward contracts with banks that have at least an A+/A1 credit rating by Standard & Poor's and Moody's. In addition, long-term supply contracts, using fixed or variable pricing, are entered into in order to manage our exposure to potential supply disruptions.

Patents and Trademarks

        We own a portfolio of patents, which principally relate to electrical and electronic products, healthcare products, fire protection devices, electronic security systems, flow control products, pipe, tubing and cable manufacture, and plastic and adhesive products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. All product names indicated in CAPS throughout the document are trademarks owned by, or licensed to, the Company or its subsidiaries. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management the loss of any single patent would not materially affect the conduct of the business in any of our segments. In addition, management believes that the likelihood of losing key trademarks is remote. In several cases, one product may be sold under more than one patent or trademark minimizing our risk of loss of business due to the loss of such intellectual property. The patents and licenses have estimated useful lives ranging from 5 to 40 years. As of September 30, 2003, we had approximately $130.4 million of trademarks not subject to amortization.

Employees

        Tyco employed 258,600 people at September 30, 2003, of which 102,900 are employed in the United States and 155,700 are outside the United States. We have collective bargaining agreements with labor unions covering 48,200 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions are generally satisfactory. In April 1994, following lengthy negotiations, contracts between our Grinnell subsidiary and a local union of the United Association of Plumbers and Pipefitters was not renewed. Employees in those locations, representing 64% of Grinnell Fire Protection's North American union employees at the time, went on strike. The strike ended in January 2001. In January 2002, Grinnell Fire Protection and Simplex Time Recorder Co. began doing business as SimplexGrinnell LP (an indirect wholly-owned subsidiary of Tyco). SimplexGrinnell has reinstated relevant terms of the expired collective bargaining agreement and has resumed negotiations with the local union over a new agreement. SimplexGrinnell made the majority of payments necessary in order to compensate certain employees (approximately 2% of SimplexGrinnell's employee population) for losses they may have experienced as a result of changes in their wages and benefits that Grinnell implemented in 1994 and the company continues in proceedings to resolve all outstanding issues relative to the employees impacted. Despite the Company's good faith attempts to continue negotiations, the Union called another strike in September 2003. This strike has not had any material effect on the Company's operations.

Proposed Legislation and Governmental Scrutiny

        In the normal course of business, we provide services and sell products to various government agencies. Changes in legislation or governmental policies can have an impact on our worldwide operations. In addition, we have been the focus of increased governmental scrutiny arising from actions taken by prior management. For example, we are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad, and we recently responded to a Governmental Services Administration ("GSA") action due to concerns the GSA has expressed as a result of the alleged serious criminal misconduct of our former CEO, CFO and General Counsel. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group. During the fourth quarter of fiscal 2003, the State of California adopted legislation that purports to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. Although the California law provides that waivers may be issued permitting such companies to participate in state contracts under certain circumstances, it is unclear how that waiver authority will be exercised. In addition, various other states and municipalities in the U.S. have proposed similar legislation. There also is similarly proposed tax legislation, which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes.

        Tyco's revenues related to U.S. federal government and California state contracts account for less than 2% and 0.1%, respectively, of total net revenues for the fiscal year ended September 30, 2003. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments or the impact such enactments and increased regulatory scrutiny may have on our governmental business or on non-governmental customers' willingness to do business with us. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation or regulatory scrutiny in this area and can provide no assurances that they will not be materially adverse.

        See Item 3. "Legal Proceedings" for a description of investigations initiated by certain government agencies.

Environmental Matters

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things, the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees. The cost of compliance with environmental laws, however, has not had, and based on current information and applicable laws, is not expected to have, a material adverse effect upon our capital expenditures, earnings or competitive position. See Item 3. "Legal Proceedings" for a description of a pending legal proceeding regarding alleged Clean Water Act violations involving one of our businesses within the Electronics segment.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of or exposure to hazardous substances. We have received notification from the United States Environmental Protection Agency, and from state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous wastes require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and for natural resource damages. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations.

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $142 million to $451 million. As of September 30, 2003, we believe that the best estimate within this range is approximately $270 million, of which $32 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $270 million, we believe that any potential payment of such estimated amounts or additional monetary damages will not have a material adverse effect on our consolidated financial position, annual results of operations or liquidity.

Available Information

        Our Internet website is http://www.tyco.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board of Governance Principles, on our website at www.tyco.com under the headings "Our Commitment—Governance." These charters and principles are not incorporated by reference. We will also provide a copy of these documents to shareholders upon request.

Item 2. Properties

        See Item 1. "Business—Properties" for information relating to our owned and leased properties.

Item 3. Legal Proceedings

Securities Class Actions

        As previously reported in our periodic filings, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions.

        Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. In six of the actions, plaintiffs have moved to have their cases remanded to state courts.

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

        On March 31, 2003, Tyco made a motion to dismiss the consolidated class action complaint. The other defendants moved to dismiss shortly thereafter. Tyco's motion remains pending before the Court.

        A class action complaint was filed in the United States District Court for the Southern District of Florida, Ezra Charitable Trust v. Tyco International Ltd. & E. Breen on May 28, 2003, plaintiff purports to represent a class of purchasers of Tyco securities between December 30, 2002 and March 12, 2003. Plaintiff names as defendants Tyco and Edward D. Breen, Tyco's Chairman and Chief Executive Officer. The complaint asserts a cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against both defendants. As against defendant Breen, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, Tyco's financial and operating condition and financial prospects for Tyco and its ADT business segment and the results of its investigation of its former management. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

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

        Four plaintiffs filed a civil complaint in the United States District Court for the Eastern District of Michigan in Wilson v. Tyco International Ltd. et al on June 3, 2003. Plaintiffs name as defendants Tyco International Ltd., Tyco International (US), Tyco Acquisition Corp. VII and Earth Tech EMS Holdings Inc., d/b/a Earth Tech. The complaint asserts causes of action for breach of contract, negligent misrepresentation, fraudulent misrepresentation and exemplary damages. Plaintiffs allege that during the course of negotiations for the acquisition of two companies by Earth Tech, a division of Tyco, defendants made material misrepresentations to plaintiffs and that after the contracts of sale had been finalized, breached material terms of the contracts. Plaintiffs also allege that defendants engaged in accounting manipulations that caused significant harm to the two companies and that, as a result, plaintiffs were denied fair payment for their companies, which lost fair market value. The Judicial Panel on Multidistrict Litigation has conditionally transferred this action to the United States District Court for the District of New Hampshire. On December 9, 2003, the Judicial Panel on Multidistrict Litigation vacated the conditional transfer order.

        A class action complaint was filed on July 1, 2003 in the United States District Court for the Southern District of Florida, Chang v. Tyco International Ltd. & Breen. Plaintiff purports to represent a class of purchasers of Tyco Securities between December 30, 2002 and March 12, 2003. Plaintiffs name as defendants Tyco and Edward D. Breen, Tyco's Chairman and Chief Executive Officer. The complaint asserts a cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against both defendants. As against defendant Breen, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, Tyco's financial and operating condition and financial prospects for Tyco and its ADT business segment and the results of its investigation of its former management. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        A class action was filed on July 28, 2003 in the United States District Court for the District of New Jersey, Stumpf v. Tyco International, Ltd. et. al. Plaintiff purports to represent a class of purchasers of TyCom, LTD ("TyCom") securities between July 26, 2000 and October 19, 2001. Plaintiff names as defendants, Tyco, TyCom, Goldman, Sachs & Co., Merrill Lynch Pierce, Fenner & Smith, Citigroup and certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, and certain former executives. The complaint alleges the TyCom registration statement and prospectus was inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation and Tyco's and TyCom's finances and business prospects. On November 10, 2003, the District Court of New Jersey granted one plaintiff's motion for appointment as lead plaintiff and consolidated the action with O'Loughlin v. Tyco International, Inc. et al., described below. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        A law firm issued a press release on August 8, 2003 announcing that it was retained by former Tyco shareholders to file claims against Tyco and Merrill Lynch Pierce, Fenner & Smith. The press release states that the complaint will assert causes of action against Tyco and Merrill Lynch Pierce, Fenner & Smith under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder for issuing a series of materially false and misleading statements. The press release also states that a claim will be brought against Merrill Lynch Pierce, Fenner & Smith under federal and state securities laws for issuing fraudulent research reports about Tyco in the hopes of attracting investment banking business for Merrill Lynch Pierce, Fenner & Smith. The Company has not been served with the complaint.

        A class action was filed on September 26, 2003 in the United States District Court for the District of New Jersey, O'Loughlin v. Tyco International, Ltd. et. al., purporting to represent a class of purchasers of TyCom securities between July 26, 2000 to October 19, 2001. Plaintiffs name as defendants, Tyco, TyCom, Goldman, Sachs & Co., Merrill Lynch Pierce, Fenner & Smith, Citigroup and certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, and certain former executives. The complaint alleges the TyCom registration statement and prospectus was inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation and Tyco's and TyCom's finances and business prospects. Tyco has sought an order from the Judicial Panel on Multidistrict Litigation to transfer this action to the United States District Court for the District of New Hampshire.

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

        As previously reported in our periodic filings, a class action was filed in the Circuit Court of Cook County, Illinois in June 2002, Brazen v. Tyco International et al. Plaintiff asserts claims under the Securities Act of 1933, and seeks class certification, compensatory damages and attorneys' fees and expenses. Plaintiff purports to bring suit on behalf of persons who exchanged their Mallinckrodt Inc. stock for shares of Tyco in connection with the October 17, 2000 merger of the two companies. The complaint alleges that the registration statement filed in connection with the Mallinckrodt acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefore.

        The defendants removed the action from Illinois state court to the United States District Court for the Northern District of Illinois. The plaintiff moved to have his action remanded to the Illinois state court. In December 2002, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On August 7, 2003, plaintiff renewed his motion for remand, and on August 25, 2003, Tyco opposed the motion. The motion is pending before the Court.

        As previously reported in our periodic filings, in November 2002, a class action complaint, Schuldt Limited Partnership v. Tyco International Ltd., et al., was filed in the Circuit Court for Palm Beach County, Florida, asserting causes of action against Tyco and certain of our former directors and officers under the Securities Act of 1933. Defendants removed the case to the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire. Plaintiff has moved to have the action remanded to the Florida state court.

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

        As previously reported in our periodic filings, in December 2002, four additional class action complaints were filed in the Circuit Court for Palm Beach County, Florida: (1) Hromyak v. Tyco International Ltd., et al.; (2) Rappold v. Tyco International Ltd., et al.; (3) Myers v. Tyco International Ltd., et al.; and (4) Goldfarb v. Tyco International Ltd., et al. Plaintiffs in each of these actions also assert claims against Tyco, certain of our former directors and officers, and in three instances our auditors under the Securities Act of 1933, and seek class certification, compensatory damages and attorneys' fees and expenses. Defendants removed these four actions from Florida state court to the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the actions to the United States District Court for the District of New Hampshire. Plaintiffs in these actions have moved to have their cases remanded to the Florida state court.

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

        The Myers complaint purports to bring suit on behalf of persons who exchanged their TyCom shares for shares of Tyco in connection with our acquisition of TyCom in or about December of 2001. The complaint alleges that the registration statement filed in connection with the TyCom acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

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

        Defendants removed these four actions from Florida state court to the United States District Court for the Southern District of Florida and they have been transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Hampshire. Plaintiffs in these four actions have moved to have their cases remanded to the Florida state court.

        On January 31, 2003 a civil action was filed in the United States District Court for the District of New Jersey, Cirella v. Tyco International et al. Plaintiff names as defendants, Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick. Plaintiff Philip M. Cirella alleges that he was a shareholder in CIT who received common shares of Tyco when it acquired CIT in 2000, and later purchased additional Tyco shares with Marguerite Cirella. Plaintiffs assert a cause of action against all defendants for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and a cause of action against the individual defendants for violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants failed to disclose related-party transactions, including the following: providing interest free loans, forgiving personal loans, purchasing personal properties, using company funds to purchase personal items, selling individual Tyco shares while concealing information from investors, and failing to disclose an ongoing criminal investigation of Kozlowski, all of which resulted in an artificially inflated share price. Plaintiffs seek compensatory damages and costs against all defendants and punitive exemplary damages against the individual defendants. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

        A class action was filed on December 9, 2003, in the Circuit Court of Cook County, Illinois, Davis v. Kozlowski, et.al. purporting to represent a class of persons who held Tyco securities prior to December 13, 1999 through June 3, 2003. Plaintiff names as defendants L. Dennis Kozlowski, Mark Swartz, Mark Belnick, Frank Walsh, Michael Ashcroft, PricewaterhouseCoopers LLP, Phua Young and Merrill Lynch Pierce Fenner & Smith. The complaint asserts claims of common law fraud against all defendants, breach of fiduciary against individual defendants, negligent misrepresentation against PricewaterhouseCoopers and aiding and abetting a breach of fiduciary duty against PricewaterhouseCoopers and Merrill Lynch Pierce Fenner & Smith. The Company has not received service of the complaint.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, five actions have been filed purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain former directors of Tyco and against Tyco as a nominal defendant.

        Two of these actions were filed in the United States District Court for the District of New Hampshire. A third action was transferred to that Court by the Judicial Panel on Multidistrict Litigation. The fourth derivative action is pending in the Supreme Court of the State of New York (New York County). Plaintiffs in that state court action have agreed to stay the action pending resolution of the federal action. The fifth derivative action, O'Brien v. Ashcroft, et al., was filed in the Superior Court of New Hampshire (Rockingham County) on January 7, 2003. The complaint alleges causes of action against thirteen of our former officers and directors for breach of fiduciary duties, ultra vires acts and waste of corporate assets. These claims are based on allegations of, among other things, unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit; and payment of $20 million to one of our former directors and a charity of which he is trustee. The complaint alleges causes of action against our auditors, PricewaterhouseCoopers LLP ("PwC"), for aiding and abetting breach of fiduciary duty, professional negligence and breach of contract. These claims are based on allegations that PwC, among other things, violated Generally Accepted Accounting Standards and Generally Accepted Accounting Principles in connection with its auditing of the Company's financial statements and negligently performed its professional duties in a manner that permitted the wrongful conduct of the individual defendants. On October 31, 2003, the O'Brien action was voluntarily dismissed without prejudice by the plaintiff to allow the plaintiff to invervene in the consolidated derivative class action pending in the United States District Court for the District of New Hampshire.

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

        On March 17, 2003, Tyco moved to dismiss the consolidated and amended complaint on the ground that Tyco is already pursuing claims against four of its former officers and directors, and Tyco should remain in control of its claims and potential claims. The other defendants have since moved to dismiss as well. These motions remain pending before the court.

        Plaintiffs filed a Motion for Leave to File their Verified Stockholders' Second Consolidated and Amended Derivative Complaint on June 12, 2003. The proposed second amended complaint drops as defendants Tyco's auditors, and adds as defendants each of the members of the current Board of Directors of Tyco. The second amended complaint alleges that the defendants who are current directors of Tyco engaged in, permitted and/or acquiesced in the following alleged improper conduct: making misstatements and omissions in order to disclose certain accounting issues slowly over time to maintain an allegedly artificial inflation of Tyco's share price; making misstatements and omissions in the February 2003 proxy statement against reincorporation in Delaware and against a proposal to separate the positions of CEO and Chairman; and other allegedly improper conduct. Plaintiffs seek money damages and attorneys' fees and expenses. Tyco has opposed plaintiffs' motion for leave to file the amended complaint. The motion is pending before the court.

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

        Tyco International Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), Filed April 1, 2003. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. That arbitration claim alleged that Mr. Swartz breached his fiduciary duty and otherwise engaged in wrongful conduct relating to his employment by Tyco. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in other unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, a constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. Mr. Swartz moved to dismiss Tyco's complaint and Tyco has responded to the motion, which remains pending for written decision. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

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

        On December 17, 2002, Frank E. Walsh, Jr., a former director of Tyco, pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York (New York County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on a $20 million payment by Tyco, $10 million of which went to Mr. Walsh with the balance going to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea, Mr. Walsh agreed to pay $20 million in restitution to Tyco and to pay other fines to the State of New York. Pursuant to the settlement, Mr. Walsh consented to an order permanently enjoining him from violating provisions of the federal securities laws, requiring him to pay restitution to Tyco and permanently barring him from serving as an officer or director of a publicly held company. Tyco received Mr. Walsh's restitution payment of $20 million.

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

        On February 19, 2003, a federal grand jury in Concord, New Hampshire returned an indictment against Mark Swartz accusing him of failing to report a bonus that he received from Tyco. In particular, Swartz allegedly received a $12.5 million bonus in 1999, but did not include this bonus on his tax return. On motion of the United States Attorney for the District of New Hampshire, the court dismissed the indictment for lack of venue, without prejudice to subsequent prosecution of the action in another venue.

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

Intellectual Property Litigation

        Applied Medical Resources Corp. v. U.S. Surgical Corp. is a patent infringement action in which U.S. Surgical Corp., a subsidiary of Tyco, is the defendant. In February 2002, the U.S. District Court for the Central District of California held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the U.S. District Court ruled in U.S. Surgical's favor holding that two other patents involved in the case were invalid and unenforceable. A trial on damages for the earlier infringement ruling is currently scheduled for January 2004. The amount of damages will be strongly contested by us. We estimate that damages could range from $32 million to $83 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical has recently filed a motion for a preliminary injunction, for which a hearing will be held on or after December 8, 2003. Tyco has not yet estimated the damages to which Applied Medical may be entitled, nor has the effect of the grant of a preliminary injunction been assessed.

Environmental Investigation

        As previously reported in our periodic filings, we became aware in June 2001 that the Office of the U.S. Attorney for the District of Connecticut had initiated an investigation of a subsidiary in our Electronics segment. Subsequently, we were notified that the subsidiary was the target of a federal Grand Jury investigation concerning alleged Clean Water Act violations. We understand that the government investigation concerns manufacturing plants in Manchester and Stafford, Connecticut, and that the Connecticut Department of Environmental Protection has referred the matter to the Connecticut Attorney General's Office which is conducting a parallel civil investigation which is likely to result in the imposition of a civil penalty, the amount of which cannot be estimated at this time. Three former employees of the plants have each pleaded guilty to a felony violation of the Clean Water Act. We do not believe that any fines or penalties will have a material impact on the financial condition of Tyco and its subsidiaries, taken as a whole. We are cooperating fully in the investigation.

        On October 9, 2003, the Connecticut Commissioner of Environmental Protection filed a complaint in the Hartford Superior Court, Commissioner v. Printed Circuits, Inc. f/k/a Tyco Printed Circuit Group, alleging the company exceeded its permitted electroplating wastewater discharge limits between December 2000 and July 2002, exceeded its permitted stormwater discharge limits between October 2000 and October 2001, and failed to properly operate and maintain wastewater collection and treatment systems, thereby causing discharges in excess of permitted effluent limits. We are unable to estimate what our ultimate liability may be and it is possible that we will be subject to injunctive orders and be required to pay civil penalties not to exceed twenty-five thousand dollars per day for each violation.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Tyco's executive officers and executive officers of certain subsidiaries are as follows:

        Edward D. Breen—Mr. Breen, age 47, has been our Chairman and Chief Executive Officer since July 2002. Prior to joining Tyco, Mr. Breen was President and Chief Operating Officer of Motorola from January 2002 to July 2002; Executive Vice President and President of Motorola's Networks Sector from January 2001 to January 2002; Executive Vice President and President of Motorola's Broadband Communications Sector from January 2000 to January 2001; Chairman, President and Chief Executive Officer of General Instrument Corporation from December 1997 to January 2000; and, prior to December 1997, President of General Instrument's Broadband Networks Group. Mr. Breen also serves as a director of McLeod USA Incorporated.

        David J. FitzPatrick—Mr. FitzPatrick, age 49, has been our Executive Vice President and Chief Financial Officer since September 2002. Prior to joining Tyco, Mr. FitzPatrick was Senior Vice President and Chief Financial Officer of United Technologies Corporation from June 1998 to September 2002.

        William B. Lytton—Mr. Lytton, age 55, has been our Executive Vice President and General Counsel since September 2002. Prior to joining Tyco, Mr. Lytton was Senior Vice President and General Counsel for International Paper Company from January 1999 to September 2002; and Vice President and General Counsel for International Paper from 1996 to 1999.

        Eric M. Pillmore—Mr. Pillmore, age 50, has been our Senior Vice President of Corporate Governance since August 2002. Prior to joining Tyco, Mr. Pillmore was Senior Vice President, Chief Financial Officer and Secretary of Multilink Technology Corporation from July 2000 to August 2002. From April 2000 to May 2000, Mr. Pillmore was Senior Vice President of Finance and Chief Financial Officer of McData Corporation. From January 2000 to April 2000, Mr. Pillmore was Senior Vice President of Finance and Director of Motorola's Broadband Communications Sector. From December 1997 to January 2000, Mr. Pillmore was Chief Financial Officer of General Instrument Corporation.

        Juergen W. Gromer—Dr. Gromer, age 59, has been President of Tyco Electronics since April 1999. Dr. Gromer was Senior Vice President, Worldwide Sales and Service, of AMP Incorporated (acquired by Tyco in April 1999) from 1998 to April 1999; President, Global Automotive Division, and Corporate

Vice President of AMP from 1996 to 1998; and Vice President and General Manager of various divisions of AMP from 1990 to 1996.

        Robert P. Mead—Mr. Mead, age 53, has been President of Tyco Engineered Products and Services (formerly Tyco Flow Control Products) since May 1993; except for a temporary six-month period when he served as a Senior Vice President for Tyco International (US) Inc. from October 2000 to March 2001. Mr. Mead has been associated with Tyco and its predecessors since 1973.

        Richard J. Meelia—Mr. Meelia, age 54, has been President of Tyco Healthcare since 1995. Mr. Meelia is a director of Aspect Medical Systems, Inc., a manufacturer of brain monitoring equipment.

        David E. Robinson—Mr. Robinson, age 44, has been President of Tyco Fire & Security since March 2003 and prior to that he was President of Tyco Plastics and Adhesives since November 2002. Prior to joining Tyco, Mr. Robinson was Executive Vice President and President of Motorola's Broadband Communications Sector from January 2001 to June 2002; Senior Vice President and General Manager, Digital Network Systems, for Motorola's Broadband Communications Sector from January 2000 to January 2001, and for General Instrument Corporation from April 1998 to January 2000; and Vice President and General Manager, Digital Network Systems from November 1995 to April 1998.

        Terry A. Sutter—Mr. Sutter, age 46, has been President of Tyco Plastics & Adhesives since March 2003. Prior to joining Tyco, Mr. Sutter was President of the Specialty Chemicals division of Cytec Industries since August 2002. Prior to joining Cytec, Mr. Sutter was at AlliedSignal where he was President, Industry Solutions from July 2001 to August 2002; Vice President and General Manager, Flourine Solutions from July 1999 to July 2001; and Vice President, Marketing and Business Development, Specialty Chemicals from July 1998 to July 1999.

        Martina Hund-Mejean—Ms. Hund-Mejean, age 43, has been our Senior Vice President, Treasurer since December 2002. Prior to joining Tyco, Ms. Hund-Mejean served as Senior Vice President and Treasurer at Lucent Technologies, Inc. from November 2000 to December 2002. Prior to joining Lucent she spent 12 years at General Motors where she held various positions of ascending importance, including most recently Assistant Treasurer from 1998 to 2000.

        John E. Evard, Jr.—Mr. Evard, Jr., age 57, has been our Senior Vice President, Tax since December 2002. Prior to joining Tyco, Mr. Evard was Vice President, Tax of United Technologies Corporation. Prior to joining United Technologies, Mr. Evard held a number of positions at CNH Global N.V. and its predecessor company, Case Corp., including Senior Vice President, Corporate Development, and General Tax Counsel from December 1989 to August 2000.

        Laurie Siegel—Ms. Siegel, age 47, has been our Senior Vice President, Human Resources since January 2003. Ms. Siegel was at Honeywell International from 1994 to 2003, where she held positions in the Human Resources function. After leading the compensation organization from 1994 to 1997, she served as Corporate Vice President of Human Resources until 1999. Thereafter, she served as Vice President of Human Resources in the Aerospace and Specialty Materials divisions.

        Dana S. Deasy—Mr. Deasy, age 44, has been our Senior Vice President and Chief Information Officer since July 2003. Prior to joining Tyco, Mr. Deasy served as Vice President and Chief Information Officer of The Americas for Siemens Corporation. Prior to joining Siemens in October 1999, Mr. Deasy was the Chief Information Officer of General Motors Locomotive Group from June 1997 to September 1999.

        Charles H. Young—Mr. Young, age 40, has been our Senior Vice President of Corporate Marketing and Communications since July 2003. Prior to joining Tyco, Mr. Young was the General Manager of Global Marketing for GE Medical Systems. During his 15-year tenure with GE, he held a number of positions of increasing responsibility, including global marketing leader for GE Medical, General Manager of Corporate Communications for GE Medical, and Director of Communications and Public Affairs for GE Global Research.

PART II

Item 5. Market for the Registrant's Common Shares and Related Security Holder Matters

        The number of registered holders of Tyco's common shares at December 2, 2003 was 51,262.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC." The following table sets forth the high and low sales prices per Tyco common share as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below. As of December 12, 2003, Tyco delisted its common shares from the Official List of the UK Listing Authority and from trading on the London Stock Exchange plc. Tyco common shares will continue to be listed on the New York Exchange and on the Bermuda Stock Exchange.

	Year Ended September 30, 2003			Year Ended September 30, 2002
	Market Price Range			Market Price Range
Quarter			Dividend Per Common Share			Dividend Per Common Share
	High	Low		High	Low
First	$18.7000	$11.9000	$0.0125	$60.0900	$44.7000	$0.0125
Second	18.3400	11.2000	0.0125	58.8000	22.0000	0.0125
Third	20.2000	12.8400	0.0125	32.6000	8.3000	0.0125
Fourth	22.0000	17.7500	0.0125	18.4500	7.0000	0.0125

			$0.0500			$0.0500

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

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial information of Tyco as at and for the fiscal years ended September 30, 2003, 2002, 2001, 2000, and 1999. This selected financial information should be read in conjunction with Tyco's Consolidated Financial Statements and related notes.

	Year Ended September 30,
	2003(1)(2)	2002(3)	2001(4)(5)	2000(6)	1999(7)(8)
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$36,801.3	$35,589.8	$34,002.1	$28,927.5	$22,494.1
Income (loss) from continuing operations	1,034.7	(2,838.2)	3,894.9	4,318.5	873.7
Cumulative effect of accounting changes, net of tax	(75.1)	—	(683.4)	—	—
Net income (loss)	979.6	(9,179.5)	3,464.0	4,318.5	873.7
Basic earnings (loss) per common share:
Income (loss) from continuing operations	0.52	(1.43)	2.16	2.56	0.53
Cumulative effect of accounting changes, net of tax	(0.04)	—	(0.38)	—	—
Net income (loss)	0.49	(4.62)	1.92	2.56	0.53
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.52	(1.43)	2.13	2.52	0.52
Cumulative effect of accounting changes, net of tax	(0.04)	—	(0.37)	—	—
Net income (loss)	0.49	(4.62)	1.89	2.52	0.52
Cash dividends per common share(9)	0.05	0.05	0.05	0.05	0.05
Consolidated Balance Sheet Data (End of Period):
Total assets	$63,545.0	$65,499.8	$70,413.2	$39,995.6	$32,106.2
Long-term debt	18,250.7	16,529.1	19,596.0	9,461.8	9,109.4
Shareholders' equity	26,369.0	24,081.3	31,080.3	16,612.7	12,136.7

(1)
In fiscal 2003, Tyco consolidated variable interest entities in accordance with the transition provisions of FIN 46, as more fully described in Notes 12 and 30 to the Consolidated Financial Statements. As a result, Tyco recorded a cumulative effect adjustment of $75.1 million, net of tax.

(2)
Income from continuing operations in the fiscal year ended September 30, 2003 includes charges for the impairment of long-lived assets of $814.7 million, charges recorded for changes in estimates of $388.7 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (includes net restructuring credits of $72.5, of which credits totaling $12.9 million are included in cost of sales, charges for the impairment of long-lived assets of $10.2 million, charges of $243.1 million included in selling, general and administrative expenses, charges of $123.4 million included in cost of sales, a charge of $75.6 million relating to the write-down of investments and other expense of $8.5 million, both of which are included in other (expense) income, net and a charge of $0.4 million included in interest expense), charges for the impairment of goodwill of $278.4 million, other loss of $151.8 million related to the retirement of debt, other charges of $148.6 million ($34.0 million is included in cost of sales and $114.6 million is included in selling, general and administrative expenses), a charge of $91.5 million for a retroactive incremental premium on prior period directors and officers insurance included in selling, general and administrative expenses, a charge of $11.5 million relating to the write-down of investments, other interest expense of $2.4 million, other expense of $0.1 million, income from the early retirement of debt of $24.1 million, other interest income of $18.7 million, and net restructuring credits of $12.3 million (charges of $2.4 million are included in cost of sales). Net income also includes $20.0 million of income from the discontinued operations of Tyco Capital. See Notes 5, 6, 8, 11, 17 and 31 to the Consolidated Financial Statements.

(3)
Loss from continuing operations in the fiscal year ended September 30, 2002 includes net restructuring and other charges of $1,874.7 million (of which $635.4 million is included in cost of sales and $115.0 million is included in selling, general and administrative expenses), charges of $3,309.5 million for the impairment of long-lived assets, goodwill impairment charges of $1,343.7 million, and a charge for the write-off of purchased research and development of $17.8 million. In addition, loss from continuing operations for the fiscal year ended September 30, 2002 includes a loss on investments of $270.8 million, a net gain on the sale of businesses of $23.6 million and $30.6 million of income relating to the early retirement of debt. Net loss also includes a $6,282.5 million loss from the discontinued operations of Tyco Capital and a $58.8 million loss on sale of Tyco Capital for the year ended September 30, 2002. See Notes 5, 6, 7, 8, 11 and 17 to the Consolidated Financial Statements.

(4)
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

(5)
Income from continuing operations in the fiscal year ended September 30, 2001 includes a net charge of $585.3 million, of which $184.9 million is included in cost of sales, for restructuring and other charges, a charge for the write-off of in-process research and development of $184.3 million and charges of $120.1 million for the impairment of long-lived assets. Income from continuing operations for the fiscal year ended September 30, 2001 also includes a net gain on sale of businesses of $410.4 million, a loss on investments of $133.8 million, a loss of $26.3 million relating to the early retirement of debt and a net gain on the sale of common shares of a subsidiary of $24.5 million. Net income includes $252.5 million of income from discontinued operations of Tyco Capital for the year ended September 30, 2001. See Notes 5, 6, 7, 8, 9 and 11 to the Consolidated Financial Statements.

(6)
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

(7)
During fiscal 1999, subsidiaries of Tyco merged with United States Surgical Corporation ("U.S. Surgical") and AMP Incorporated ("AMP"). Both merger transactions were accounted for under the pooling of interests accounting method. The selected financial data reflect the combined results of operations and financial position of Tyco, U.S. Surgical and AMP.

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

(8)
Per share amounts have been retroactively restated to give effect to the mergers with U.S. Surgical and AMP; and a two-for-one stock split on October 21, 1999, which was effected in the form of a stock dividend.

(9)
Tyco has paid a quarterly cash dividend of $0.0125 per common share for all periods presented. AMP paid dividends of $0.27 per share in the first two quarters of the year ended September 30, 1999. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        See Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 126 to 172 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        See Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 126 to 172 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule are filed as part of this Annual Report:

        Financial Statements:

          Management's Responsibility for Financial Statements

          Report of Independent Auditors

  Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001

          Consolidated Balance Sheets at September 30, 2003 and 2002

  Consolidated Statements of Shareholders' Equity for the years ended September 30, 2003, 2002 and 2001

  Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

        Financial Statement Schedule:

          Schedule II—Valuation and Qualifying Accounts

        All other financial statements and schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

        See Note 31 to Consolidated Financial Statements for Summarized Quarterly Financial Data (unaudited).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        We learned of instances of breakdowns of certain internal controls during fiscal 2002. As a result, our former Board of Directors retained outside counsel in April 2002 to conduct an investigation. The findings of the first phase (Phase 1) were reported on September 17, 2002 in a Current Report on Form 8-K. The investigation was expanded to a second phase (Phase 2), which involved a more comprehensive review of Tyco's accounting and financial reporting. These conclusions were reported on December 30, 2002 in a Current Report on Form 8-K.

        While most of the matters identified by the review as "aggressive accounting" were determined by Tyco, in consultation with its auditors, to be in accordance with generally accepted accounting principles, there were certain adjustments (19 in total) relating to years preceding fiscal 2002 that were incorporated in the restated financial statements previously filed with the Securities and Exchange Commission on July 29, 2003.

        Additionally, our new senior management team in conjunction with our new Board of Directors reviewed overall company policies and procedures in areas that were viewed as important. Specific areas of focus included acquisition accounting, restructuring, financial and legal controls, reserve utilization, incentive compensation and a number of other areas relevant to our financial statements. Senior management determined that Tyco's existing policies and standards of approval needed substantial improvement and found that there were instances in which documentation of important financial reporting matters was substandard; there had been limited review of bonuses and incentive compensation across Tyco; and the manner in which former senior management managed Tyco did not reflect a commitment to sound corporate governance nor the processes required to ensure the highest standards of financial integrity and accounting rigor to which the new senior management team and our Board of Directors is committed and our shareholders deserve.

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

        Senior management is committed to continuing to improve the state of our internal controls, corporate governance and financial reporting. In fiscal 2003, our new Board of Directors and senior management initiated the following actions:

  •
  Created new Board and Committee charters;

  •
  Created a new employee guide to ethical conduct and conducted worldwide employee meetings to train employees;

  •
  Established company-wide compliance training for all employees;

  •
  Chartered a new Compliance Risk Committee;

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

  •
  Developed a controller's manual to provide guidance on applying accounting principles generally accepted in the United States;

  •
  Conducted a thorough review of internal audit processes and procedures;

  •
  Required internal representation letters, similar to the certifications by our Chief Executive Officer and Chief Financial Officer, for key general manager and financial and legal executives;

  •
  Instituted a code of conduct for all financial executives;

  •
  Developed a corporate policy manual to provide broadly applicable and consistent direction on authority, procedures and accountability with respect to business operations;

  •
  Instituted an account reconciliation process to improve controls over core accounting records;

  •
  Created an Ombudsman network;

  •
  Continued to conduct intensified internal audits, and detailed controls and operating reviews, and reported the results of such audits and reviews;

  •
  Developed a treasury department policies and procedures manual to provide guidance on the utilization of funds;

  •
  Expanded the resources and responsibilities of the internal audit function, with a senior internal audit officer who reports directly to the Audit Committee of the Board of Directors; and

  •
  Created a disclosure committee that includes a cross functional team, including, but not limited to, senior personnel from the legal, finance, and corporate goverance departments, which is responsible for reviewing SEC periodic filings for adequacy of disclosure and communicating material findings to the Company's CEO and CFO.

        Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives. Our Board of Directors and senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance. We have committed considerable resources to date on the aforementioned reviews and remedies. A review of controls of a company the size of Tyco, which includes approximately 2,300 subsidiaries, is not a one-time event. We are committed to ongoing periodic reviews of our controls and their effectiveness, the results of which will be reported to our shareholders. We are undertaking a thorough review of our internal and disclosure controls including, but not limited to, information technology systems and financial reporting as part of the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but at this time we have not completed our review of the existing controls and their effectiveness and, therefore, cannot assure you at this time that these controls and procedures fully satisfy the requirements of Section 404.

        As disclosed in the Company's previously filed Form 10-Q for the quarter ended March 31, 2003, the Company conducted intensified internal audits and detailed controls and operating reviews that resulted in the Company identifying and recording pre-tax charges of $506.0 million in the quarter for charges related to prior periods. These charges resulted from capitalizing certain selling expenses to property, plant and equipment and other non-current assets, mostly in the Fire and Security segment, and reconciliation items relating to balance sheet accounts where certain account analysis or periodic reconciliations were deficient, resulting in adjustments primarily related to the Engineered Products and Services segment. Additionally, charges related to the correction of balances primarily related to corporate pension and deferred compensation accruals, asset reserve adjustments and other accounting adjustment (i.e., purchase accounting accruals, deferred commissions, accounting related to leases in the Fire and Security and Engineered Products and Services segments). The restatement filed in July 2003 with the SEC includes adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods to which they relate.

        Our controls are improving and senior management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. There can be no assurances, however, that new problems will not be found in the future. We do not expect that our disclosure controls and procedures, or our internal controls will prevent all errors and all fraud because a control system cannot provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. Because of the inherent limitations in any control system, error or fraud may occur and not be detected. We expect to continue to improve our controls with each passing quarter. It will take some time, however, before we have in place the rigorous controls that our Board of Directors and senior management desires and our shareholders deserve.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information concerning Directors and Executive Officers may be found under the caption "Election of Directors" in our definitive proxy statement for our 2004 Annual General Meeting of Shareholders (the "2004 Proxy Statement"), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2004 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. The Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under NYSE listing standards. The Guide to Ethical Conduct is posted on our website at www.tyco.com under the headings "Our Commitment—Governance". We will also provide a copy of the Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to the Guide of Ethical Conduct, as well as any waivers for executive officers or directors, on our website at www.tyco.com.

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Corporate Governance—Compensation of Non-Employee Directors," and "Board Compensation Committee Report on Executive Compensation—Compensation Committee Interlocks and Insider Participation" of our 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters

        The information in the 2004 Proxy Statement set forth under the captions "Executive Officer Compensation—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in the 2004 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in the 2004 Proxy Statement set forth under the captions "Audit and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference.

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
3.1
Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format.)
3.2
Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format.)
3.3
Bye-Laws of Tyco International Ltd. (incorporating all amendments as of March 6, 2003). (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
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
4.4
364-Day Revolving Credit Agreement dated as of January 31, 2003 among Tyco International Group S.A., Tyco International Ltd., Sensormatic Electronics Corporation, Scott Technologies, Inc., Innerdyne, Inc., the banks named therein and Bank of America, N.A., as Administrative Agent (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
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
4.9
Indenture by and among Tyco International Group S.A. and U.S. Bank, N.A., as trustee, dated as of January 13, 2003 relating to Series A 2.750% Convertible Senior Debentures due 2018 and Series B 3.125% Convertible Senior Debentures due 2023 (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003).
4.10
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
10.19	Tyco Employee Stock Purchase Plan, as amended May 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated July 30, 2003).

10.20
Tyco International (Ireland) Employee Share Scheme (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).
10.21
Eric M. Pillmore Employment Contract effective August 12, 2002 and executed on January 29, 2003 (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).(1)
10.22
Tyco International (US) Inc. Deferred Compensation Plan as amended through June 2002. (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
10.23	Juergen Gromer Employment Contract effective October 1, 1999 and executed on June 19, 2000 (Filed herewith).
18.1	Preferability Letter (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003).
21.1	Subsidiaries of the registrant (Filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith).
24.1	Power of Attorney (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

        (b)    Reports on Form 8-K

        Current Report on Form 8-K furnished under Item 9 on July 29, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated July 29, 2003 announcing the Company's filing of restated financial statements for the fiscal year ended September 30, 2002, the quarter ended December 31, 2002 and the quarter ended March 31, 2003.

        Current Report on Form 8-K furnished under Item 9 in place of Item 12 (in accordance with interim guidance provided by the Securities and Exchange Commission in Release No. 33-8216 issued March 27, 2003) on July 29, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated July 29, 2003 announcing the Company's results for the third fiscal quarter.

        Current Report on Form 8-K furnished under Item 9 on August 8, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated August 8, 2003 announcing the Company's request for accelerated effectiveness of its shelf registration statement on Form S-3.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 17, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 17, 2003 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID J. FITZPATRICK David J. FitzPatrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Dennis C. Blair	Director
* George W. Buckley	Director
* Bruce S. Gordon	Director
* John A. Krol	Director
* H. Carl McCall	Director
* Mackey J. McDonald	Director
* Brendan R. O'Neill	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

* William B. Lytton, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as Exhibit 24.1 to this Report.

/s/ WILLIAM B. LYTTON William B. Lytton Attorney-in-fact

TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Information

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's approximately 258,600 global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is restoring public, employee and shareholder confidence in Tyco. We believe this can be accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective, adopting appropriate accounting standards, designing and maintaining adequate systems of internal and disclosure controls and devoting our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        For a number of us at Tyco, 2003 was our first full year in our roles. We have made significant progress designing, maintaining and monitoring internal controls over financial reporting and disclosures and improving our corporate governance practices, many of which are discussed in this Annual Report on Form 10-K. We believe that a strong control environment is a dynamic process and therefore, intend to continue to devote substantial resources to this effort. The Company has continually assessed and improved its controls during 2003, and we believe the controls provide reasonable assurance that the Company's assets are safeguarded, transactions are in accordance with authorizations and that financial records are reliable for our financial statements.

        While we are pleased with our corporate governance and control improvements during 2003, we still have much more to accomplish in a dynamic and quite complex environment. We recognize that a culture and control environment cannot be completely implemented in one year. With the goal of identifying and remediating control deficiencies in a timely manner, we are continuing to devote substantial resources to document and test the effectiveness of all aspects of our internal and disclosure controls. This is being done at approximately 2,300 subsidiaries throughout the world. It will take some time and experience, however, before we are confident that we have in place all of the rigorous and effective controls that we and our Board of Directors desire.

        We welcome the oversight of our financial reporting activities by our independent auditors, PricewaterhouseCoopers LLP (PwC). In its audit testing, PwC takes into consideration our internal control environment. Our Audit Committee meets regularly and separately with management, PwC and our internal auditors to discuss financial reports, controls and auditing.

        We, our Board, and Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ EDWARD D. BREEN Edward D. Breen Chairman and Chief Executive Officer	/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Shareholders of Tyco International Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1, 12 and 17, the Company adopted provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in fiscal year 2003, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal year 2002 and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements in fiscal year 2001.

PRICEWATERHOUSECOOPERS LLP

New York, New York
November 4, 2003
(except for Note 33, for which the date is
November 18, 2003)

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2003	2002	2001
Revenue from product sales	$29,427.7	$28,741.8	$28,953.1
Service revenue	7,373.6	6,848.0	5,049.0

Net revenues	36,801.3	35,589.8	34,002.1
Cost of product sales	19,740.2	19,495.1	18,319.7
Cost of services	4,151.7	3,570.2	2,615.9
Selling, general and administrative expenses	8,813.4	8,181.6	6,745.3
Restructuring and other (credits) charges, net	(74.3)	1,124.3	400.4
Charges for the impairment of long-lived assets	824.9	3,309.5	120.1
Goodwill impairment	278.4	1,343.7	—
Write-off of purchased in-process research and development	—	17.8	184.3

Operating income (loss)	3,067.0	(1,452.4)	5,616.4
Interest income	107.2	117.3	128.3
Interest expense	(1,148.0)	(1,077.0)	(904.8)
Other (expense) income, net	(223.4)	(216.6)	250.3
Net gain on sale of common shares of a subsidiary	—	—	24.5

Income (loss) from continuing operations before income taxes and minority interest	1,802.8	(2,628.7)	5,114.7
Income taxes	(764.5)	(208.1)	(1,172.3)
Minority interest	(3.6)	(1.4)	(47.5)

Income (loss) from continuing operations	1,034.7	(2,838.2)	3,894.9
Income (loss) from discontinued operations of Tyco Capital (net of tax expense of $0, $316.1 million and $195.0 million for the years ended September 30, 2003, 2002 and 2001, respectively)	20.0	(6,282.5)	252.5
Loss on sale of Tyco Capital, net of $0 tax	—	(58.8)	—

Income (loss) before cumulative effect of accounting changes	1,054.7	(9,179.5)	4,147.4
Cumulative effect of accounting changes, net of tax benefit of $40.4 million and $351.9 million for the year ended September 30, 2003 and 2001, respectively	(75.1)	—	(683.4)

Net income (loss)	$979.6	$(9,179.5)	$3,464.0

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.52	$(1.43)	$2.16
Income (loss) from discontinued operations of Tyco Capital, net of tax	0.01	(3.16)	0.14
Loss on sale of Tyco Capital, net of tax	—	(0.03)	—
Income (loss) before cumulative effect of accounting changes	0.53	(4.62)	2.30
Cumulative effect of accounting changes	(0.04)	—	(0.38)
Net income (loss) per common share	0.49	(4.62)	1.92
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.52	$(1.43)	$2.13
Income (loss) from discontinued operations of Tyco Capital, net of tax	0.01	(3.16)	0.14
Loss on sale of Tyco Capital, net of tax	—	(0.03)	—
Income (loss) before cumulative effect of accounting changes	0.53	(4.62)	2.26
Cumulative effect of accounting changes	(0.04)	—	(0.37)
Net income (loss) per common share	0.49	(4.62)	1.89
Weighted-average number of common shares outstanding:
Basic	1,995.0	1,988.5	1,806.9
Diluted	2,002.7	1,988.5	1,831.6

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$4,186.7	$6,185.7
Restricted cash	141.8	196.2
Accounts receivable, less allowance for doubtful accounts ($726.2 at September 30, 2003 and $638.0 at September 30, 2002)	5,714.8	5,831.9
Inventories	4,292.2	4,607.9
Deferred income taxes	855.2	1,356.0
Other current assets	2,048.8	1,461.7

Total current assets	17,239.5	19,639.4
Property, Plant and Equipment, Net	10,299.8	10,442.6
Goodwill	25,938.7	26,020.5
Intangible Assets, Net	5,790.0	5,805.8
Other Assets	4,277.0	3,591.5

Total Assets	$63,545.0	$65,499.8

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,718.4	$7,719.0
Accounts payable	2,716.7	3,173.8
Accrued expenses and other current liabilities	3,999.1	5,348.7
Contracts in process—billings in excess of cost	327.6	523.6
Deferred revenue	810.5	758.5

Total current liabilities	10,572.3	17,523.6
Long-Term Debt	18,250.7	16,529.1
Other Long-Term Liabilities	8,239.7	7,288.9

Total Liabilities	37,062.7	41,341.6

Commitments and Contingencies (Note 22)
Minority Interest	113.3	76.9
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, one share outstanding at September 30, 2003 and 2002	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,998,189,621 and 1,995,699,758 shares outstanding, net of 21,144,265 and 22,522,250 shares owned by subsidiaries at September 30, 2003 and 2002, respectively	399.6	399.1
Capital in excess:
Share premium	8,161.4	8,146.9
Contributed surplus, net of deferred compensation of $45.5 at September 30, 2003 and $51.2 at September 30, 2002	15,120.1	15,042.7
Accumulated earnings	2,961.2	2,081.2
Accumulated other comprehensive loss	(273.3)	(1,588.6)

Total Shareholders' Equity	26,369.0	24,081.3

Total Liabilities and Shareholders' Equity	$63,545.0	$65,499.8

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

For the Years Ended September 30, 2001, 2002, 2003	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus— Common	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at September 30, 2000	1,684.5	$336.9	$5,233.3	$2,786.3	$7,989.1	$267.1	$16,612.7
Comprehensive income:
Net income					3,464.0		3,464.0	$3,464.0
Currency translation adjustment						(204.9)	(204.9)	(204.9)
Unrealized loss on marketable securities						(1,162.6)	(1,162.6)	(1,162.6)
Unrealized loss on derivative instruments						(65.7)	(65.7)	(65.7)
Minimum pension liability adjustment						(261.0)	(261.0)	(261.0)

Total comprehensive income								$1,769.8

Sale of common shares	39.0	7.8	2,188.8				2,196.6
Dividends					(92.5)		(92.5)
Restricted stock grants, net of surrenders	2.7	0.5		0.2			0.7
Options exercised	21.5	4.3	540.7				545.0
Repurchase of common shares by subsidiary	(25.0)	(5.0)		(1,321.1)			(1,326.1)
Equity-related compensation expense, including amortization of deferred compensation				107.7			107.7
Issuance of common shares and options for acquisitions	211.3	42.3		10,947.3			10,989.6
Issuance of common shares for litigation settlement	0.9	0.2		39.8			40.0
Tax benefit on share options				230.9			230.9
Exchange of convertible debt due 2010	0.6	0.1		5.8			5.9

Balance at September 30, 2001	1,935.5	387.1	7,962.8	12,796.9	11,360.6	(1,427.1)	31,080.3
Comprehensive loss:
Net loss					(9,179.5)		(9,179.5)	$(9,179.5)
Currency translation adjustment						105.5	105.5	105.5
Unrealized gain on marketable securities						73.8	73.8	73.8
Unrealized gain on derivative instruments						65.0	65.0	65.0
Minimum pension liability adjustment						(405.8)	(405.8)	(405.8)

Total comprehensive loss								$(9,341.0)

Dividends					(99.9)		(99.9)
Restricted stock grants, net of surrenders	1.6	0.3		2.7			3.0
Options exercised	8.1	1.6	184.1				185.7
Repurchase of common shares by subsidiary	(15.7)	(3.1)		(786.1)			(789.2)
Equity-related compensation expense, including amortization of deferred compensation				92.9			92.9
Issuance of common shares and options for acquisitions	65.6	13.1		2,875.8			2,888.9
Tax benefit on share options				54.3			54.3
Exchange of convertible debt due 2010	0.6	0.1		6.2			6.3

Balance at September 30, 2002	1,995.7	399.1	8,146.9	15,042.7	2,081.2	(1,588.6)	24,081.3
Comprehensive income:
Net income					979.6		979.6	$979.6
Currency translation adjustment						1,445.4	1,445.4	1,445.4
Unrealized gain on marketable securities						2.0	2.0	2.0
Unrealized gain on derivative instruments						2.7	2.7	2.7
Minimum pension liability adjustment						(134.8)	(134.8)	(134.8)

Total comprehensive income								$2,294.9

Dividends					(99.6)		(99.6)
Restricted stock grants, net of surrenders	1.1	0.2		(0.2)
Options exercised	1.4	0.3	14.5				14.8
Repurchase of common shares by subsidiary				(1.2)			(1.2)
Equity-related compensation expense, including amortization of deferred compensation				38.1			38.1
Expiration of pre-existing put option rights assumed in acquisition				3.1			3.1
Tax benefit on share options				37.5			37.5
Exchange of convertible debt due 2010				0.1			0.1

Balance at September 30, 2003	1,998.2	$399.6	$8,161.4	$15,120.1	$2,961.2	$(273.3)	$26,369.0

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2003	2002	2001
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$1,034.7	$(2,838.2)	$3,894.9
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash restructuring and other (credits) charges, net	(45.9)	796.5	312.0
Write-off of purchased in-process research and development	—	17.8	184.3
Charges for the impairment of long-lived assets	824.9	3,309.5	120.1
Goodwill impairment	278.4	1,343.7	—
Minority interest in net income of consolidated subsidiaries	3.6	1.4	47.5
Net gain on sale of businesses	—	(23.6)	(410.4)
Loss on investments	87.2	270.8	133.8
Net gain on sale of common shares of subsidiary	—	—	(24.5)
Depreciation	1,471.9	1,464.1	1,242.7
Goodwill and intangible assets amortization	725.0	620.9	942.3
Deferred income taxes	348.9	(585.2)	107.3
Provision for losses on accounts receivable and inventory	581.1	501.6	598.2
Debt and refinancing cost amortization	116.4	194.0	108.4
Loss on the retirement of debt	151.8	—	—
(Gain) loss on the early extinguishment of debt	(24.1)	(33.0)	0.7
Other non-cash items	99.2	42.4	136.5
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	331.9	1,071.5	(427.0)
(Decrease) increase in sale of accounts receivable programs	(119.0)	(56.4)	490.6
Contracts in progress	(86.2)	(334.3)	(191.7)
Inventories	419.2	(37.1)	(655.7)
Other current assets	(22.1)	(54.9)	327.7
Accounts payable	(627.6)	(833.8)	(248.0)
Accrued expenses and other current liabilities	(559.9)	195.3	(555.3)
Income taxes	200.6	335.1	370.7
Deferred revenue	2.3	(25.1)	327.7
Other	153.8	68.4	(121.7)

Net cash provided by operating activities from continuing operations	5,346.1	5,411.4	6,711.1
Net cash provided by (used in) operating activities from discontinued operations	20.0	1,462.9	(260.2)

Net cash provided by operating activities	5,366.1	6,874.3	6,450.9
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(1,169.6)	(1,678.8)	(1,773.4)
Construction of Tyco Global Network	(112.7)	(1,146.0)	(2,247.7)
Acquisition of businesses, net of cash acquired	(44.0)	(1,683.8)	(9,962.0)
Acquisition of customer accounts (ADT dealer program)	(596.8)	(1,139.3)	(798.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	(271.8)	(624.1)	(878.7)
Net proceeds from the sale of CIT	—	4,395.4	—
Disposal of other businesses, net of cash sold	8.5	138.7	904.4
Cash invested in short-term investments	(392.1)	—	—
Net sales (purchases) of long-term investments	9.2	(16.8)	(142.8)
Increase in current and non-current restricted cash	(228.4)	(196.2)	—
Other	57.7	(94.8)	(177.2)

Net cash used in investing activities from continuing operations	(2,740.0)	(2,045.7)	(15,075.5)
CIT cash balance acquired	—	—	2,156.4
Net cash provided by investing activities from discontinued operations	—	2,684.3	1,516.8

Net cash (used in) provided by investing activities	(2,740.0)	638.6	(11,402.3)
Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt (Note 29)	(4,618.6)	1,951.3	8,535.6
Proceeds from sale of common shares	—	—	2,196.6
Proceeds from exercise of options	14.8	185.7	545.0
Dividends paid	(100.9)	(100.3)	(90.0)
Repurchase of Tyco common shares	(1.2)	(789.2)	(1,326.1)
Repurchase of minority interest shares of subsidiary	—	—	(270.0)
Capital contributions to Tyco Capital	—	(200.0)	(675.0)
Other	(8.0)	(9.7)	(15.4)

Net cash (used in) provided by financing activities from continuing operations	(4,713.9)	1,037.8	8,900.7
Net cash used in financing activities from discontinued operations	—	(2,874.6)	(2,605.0)

Net cash (used in) provided by financing activities	(4,713.9)	(1,836.8)	6,295.7
Effect of currency translation on cash	88.8	2.1	(21.0)
Net (decrease) increase in cash and cash equivalents	(1,999.0)	5,678.2	1,323.3
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	(1,272.6)	(808.0)
Cash and cash equivalents at beginning of year	6,185.7	1,780.1	1,264.8

Cash and cash equivalents at end of year	$4,186.7	$6,185.7	$1,780.1

        See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

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

        Business—the Company operates in the following business segments:

  •
  Fire and Security designs, manufactures, installs, monitors and services electronic security and fire protection systems.

  •
  Electronics designs, manufactures and distributes electrical and electronic components, and designs, manufactures, installs, operates and maintains undersea fiber optic cable communications systems.

  •
  Healthcare designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products.

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental and other industrial consulting services.

  •
  Plastics and Adhesives designs, manufactures and distributes plastic products, adhesives and films.

        Principles of Consolidation—Tyco is a holding company whose assets consist of its investments in its subsidiaries, intercompany balances, long-term debt and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through Tyco's subsidiaries. The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. Also, in accordance with FIN 46, the Company consolidates variable interest entities in which the Company bears a majority of the risk to its potential losses or stands to gain from a majority of its expected returns. The results of companies acquired or disposed of during the fiscal year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition—The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001 retroactive to the beginning of the fiscal year and is recognizing revenues from the installation of owned security systems and deferring the associated direct incremental costs over the estimated customer lives.

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

        The Company's global undersea fiber optic network, on which it sells bandwidth capacity, is known as the Tyco Global Network ("TGN"). The Company's sales of bandwidth capacity are generally structured as either service arrangements or operating leases. The Company recognizes revenue associated with the service arrangement ratably over the service period and recognizes revenue associated with the operating leases over the lease term. In 2003, we decided to sell the TGN (see Note 16). We will continue to recognize revenue through the disposal date.

        At September 30, 2003, accounts receivable and other long-term receivables included retainage provisions of $174.5 million, of which $100.7 million remained unbilled. At September 30, 2002, accounts receivable and other long-term receivables included retainage provisions of $164.8 million, of which $84.9 million remained unbilled. These retention provisions consist primarily of electronics contracts, fire protection contracts as well as transportation, water and environmental-related contracts. These retention provisions become due upon contract completion and acceptance. Of the balance of $174.5 million at September 30, 2003, $138.8 million is included in accounts receivable and is expected to be collected during fiscal 2004.

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

        Translation of Foreign Currency—For the Company's non-U.S. subsidiaries which account in a functional currency other than U.S. dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for the assets and liabilities of these subsidiaries are included in net income.

        Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented, are included in net income.

        Cash and Cash Equivalents—All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

        On occasion, the Company is required to post cash collateral to secure reimbursements or indemnity obligations under letters of credit and performance guarantees in respect of various construction projects. The amount of restricted cash in collateral was $444.8 million (of which $141.8 million is included in current assets and $303.0 million is included in long-term assets) and $196.2 million (all of which is included in current assets) at September 30, 2003 and 2002, respectively.

        Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

        Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        Property, Plant and Equipment—Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. For the years ended September 30, 2003, 2002 and 2001, the Company capitalized interest of $25.2 million, $100.1 million and $76.3 million, respectively. The decrease in capitalized interest in fiscal 2003 is due to the completion of construction of the TGN. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Remaining term of the lease
Subscriber systems	10 to 14 years
Other plant, machinery, equipment and furniture and fixtures	2 to 20 years

        As expenditures were incurred to build the TGN, the costs were classified within the Consolidated Balance Sheets as Construction in Progress—Tyco Global Network. As certain geographic segments of the TGN were completed and available for capacity sales, the costs of that segment were removed from construction in progress and reclassified to placed in service. The portion of the TGN that was placed in service is recorded within the Consolidated Balance Sheet as Tyco Global Network—placed in service at September 30, 2002 (see Note 28). As of September 30, 2003, the TGN had been impaired and entirely written-off (see Note 6).

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

        Gains and losses arising on the disposal of property, plant and equipment are included in the Consolidated Statements of Operations and were not material in any period presented.

        Long-Lived Assets—The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

        Goodwill—Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        The Company has elected to make July 1 the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Our reporting units as of September 30, 2003 were as follows: Electronic Security Services, Fire Protection Contracting and Services, Electronic Components, Wireless, Electrical Contracting Services, Power Systems, Printed Circuit Group, Submarine Telecommunications, Medical Devices & Supplies, Retail, Pharmaceuticals, Flow Control and Fire Products, Electrical and Metal Products, Infrastructure Services, Plastics, A&E Products, Adhesives and Ludlow Coated Products. When changes occur in the composition of one or more segments or reporting units, the goodwill is reassigned to the segments/reporting units affected based on their relative fair value as prescribed by SFAS No. 142.

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

        Disruptions to the business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit, and market capitalization declines may result in our having to perform a SFAS No. 142 first step valuation analysis for all of Tyco's reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future.

        See Note 17 for more information on SFAS No. 142, and Note 11, "Discontinued Operations of Tyco Capital (CIT Group Inc.)," for further information regarding the impairment of goodwill relating to Tyco Capital.

        During fiscal 2001, goodwill was amortized on a straight-line basis over periods ranging from 10 to 40 years. In accordance with the guidance of SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 was not amortized during the fourth quarter of fiscal 2001.

        Intangible Assets—Intangible assets primarily include contracts and related customer relationships, and intellectual property. Certain contracts and related customer relationships result from the Company purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. Acquired contracts and related customer relationships are recorded at their contractually determined net purchase price. The Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising costs and due diligence costs relating to contracts offered for sale to the Company under the ADT dealer program. In certain programs, dealers paid the Company a non-refundable amount for each of the contracts sold to the Company representing their reimbursement of such dealer program costs. This non-refundable charge represents dealer reimbursement to the Company for costs incurred by the Company associated with maintaining and operating the ADT dealer program. Accordingly, each acquired contract and related customer relationship was recorded at its contractually determined purchase price, net of a non-refundable amount charged to dealers at the time the contract was accepted for purchase.

        During the first six months (twelve months in certain circumstances) after the purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer of the full amount of the contract purchase price. The non-refundable charge to the dealer was retained by the Company even in the event of customer cancellation. The Company records the chargeback amount from the dealer as a reduction of the previously recorded intangible asset.

        Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship. Based upon attrition studies of the ADT dealer program customer base, conducted by an independent appraiser, the Company believes that the accelerated method that presently best achieves the matching objective above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationship, converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

        Other contracts and related customer relationships, as well as intellectual property consisting primarily of patents, trademarks and unpatented technology, are being amortized on a straight-line basis over five to forty years.

        Investments—The Company invests in equity securities. The Company accounts for its long-term investments in marketable equity securities that represent less than twenty percent ownership by adjusting the securities to market value at the end of each accounting period. Unrealized gains and losses are credited or charged to shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Debt and equity securities that are classified as trading securities are recorded at fair value, and the unrealized gains and losses are credited or charged to earnings. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. At September 30, 2003 and 2002, such investments were recorded at the lower of cost or estimated net realizable value.

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

        Investments are included in other current and long-term assets, as appropriate, on the Consolidated Balance Sheets (see Note 28).

        Restricted Investments—Restricted investments, which are included in other current and non-current assets, as appropriate, on the Consolidated Balance Sheets, consist of fixed income securities with maturities in excess of three months. These investments are restricted as they are currently being used as collateral for certain insurance obligations.

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

        Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Financial Instruments—All derivative instruments are reported on the balance sheet at fair value. Changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. At its inception, if the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings.

        The fair value estimates are based on relevant market information, including current market rates and prices, assuming adequate market liquidity. Fair value estimates for interest rate and cross-currency swaps are provided to the Company by high-quality third-party financial institutions known to be high volume participants in this market.

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

        As part of managing the exposure to changes in foreign currencies, the Company utilizes forward and option contracts transacted in over-the-counter markets, with financial institutions acting as principal counterparties. The objective of these hedging contracts is to minimize impacts to cash flows due to changes in foreign exchange rates on intercompany loans, booked accounts and notes receivable and accounts payable, and forecasted transactions. Only in very limited circumstances is hedge accounting designated. The remaining hedges are marked to market.

        The Company's derivative instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as Tyco deals with a variety of major banks worldwide with long-term Standard & Poor's and Moody's credit ratings of A+/A1 or higher. In addition, only conventional derivatives are utilized thereby affording optimum clarity as to the market risk. None of the Company's derivative instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative instruments.

        Accrued Product Warranty—The Company generally accrues estimated product warranty costs at the time of sale, and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries.) The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.

        Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges and credits, purchase accounting liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental and legal liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

        Accounting Pronouncements—Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this new standard did not have a material impact on our results of operations or financial position.

        Effective October 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this statement provide a single accounting model for impairment of long-lived assets. The initial adoption of this new standard did not have a material impact on our results of operations or financial position.

        Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies the FASB's Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. The initial adoption of this new standard did not have a material impact on our results of operations or financial position.

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

        Tyco continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. As a result, the adoption of SFAS No. 148 had no impact on our results of operations or financial position. Had the fair value based provisions of SFAS No. 123 been adopted by Tyco, the effect on net income and earnings per common share for fiscal 2003, fiscal 2002 and fiscal 2001 would have been as follows ($ in millions):

	2003	2002	2001
Net income (loss)—as reported	$979.6	$(9,179.5)	$3,464.0
Add: Share-based employee compensation expense included in reported net income, net of tax	8.1	—	—
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	(320.8)	(415.4)	(387.1)

Net income (loss)—pro forma	$666.9	$(9,594.9)	$3,076.9

Income (loss) per share:
Basic—as reported	$0.49	$(4.62)	$1.92
Basic—pro forma	0.33	(4.83)	1.70
Diluted—as reported	0.49	(4.62)	1.89
Diluted—pro forma	0.33	(4.83)	1.68

        On the dates of grant using the Black-Scholes option-pricing model and assumptions set forth below, the estimated weighted-average fair value of Tyco options granted during fiscal 2003 and 2002 was $6.34 and $14.31, respectively, and the estimated weighted-average fair value of Tyco and TyCom options granted during fiscal 2001 was $19.72 and $9.11, respectively.

        The following weighted-average assumptions were used for fiscal 2003, fiscal 2002 and fiscal 2001:

	2003	2002	2001
	Tyco	Tyco	Tyco	TyCom
Expected stock price volatility	64%	52%	39%	80%
Risk free interest rate	2.48%	4.03%	5.18%	4.71%
Expected annual dividend per share	$0.05	$0.05	$0.05	—
Expected life of options	4.3 years	5.0 years	4.4 years	4.0 years

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of what the effects may be in future years. SFAS No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

        During fiscal 2003, the Company adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information (see Note 20). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities ("VIE's"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. The Company adopted FIN 46's accounting provisions as of July 1, 2003. See Notes 12 and 30 for further discussion of the impact of FIN 46.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that began after June 15, 2003. The adoption of this new standard did not have a material impact on our results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not have a material impact on our results of operations or financial position.

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

2.    Acquisitions and Divestitures

        The Company purchased substantially all of the voting equity interests in each of the businesses acquired for all periods presented. In addition, each acquisition was accounted for as a purchase, and the results of operations of the acquired companies have been included in the Company's consolidated results from their respective acquisition dates. At the time each purchase acquisition is made, the Company records each asset acquired and each liability assumed at its estimated fair value, which amount is subject to future adjustment when appraisals or other valuation data are obtained. The excess of (i) the total consideration paid for the acquired company over (ii) the fair value of tangible and intangible assets acquired less liabilities assumed and purchase accounting liabilities established is recorded as goodwill. Once the appraisals or valuation data are obtained, the Company records adjustments to the fair value of net assets acquired and liabilities assumed. Purchase price allocations for certain acquisitions are preliminary in the year acquired. As the Company finalizes integration/exit plans, it expects to recognize additional purchase accounting liabilities. Several factors impact the finalization of integration/exit plans, such as identifying acquired facilities that are duplicative of Tyco's existing operations. Once this is determined, approval needs to be obtained from management having the appropriate level of authority, the estimated cost of the integration/exit activities needs to be determined and negotiation with employee bargaining groups needs to be completed in order to finalize the plan. As a result, final adjustments often extend to the end of a one-year period after acquisition. These additional purchase accounting liabilities increase the amount of goodwill recorded, and any changes to the fair value of net assets could increase or decrease goodwill. The Company expects to record adjustments to goodwill related to some companies acquired in fiscal 2003. However, the Company does not expect the impact of any of these adjustments to be material to its financial statements.

        Acquisitions were an important part of Tyco's growth during prior years. When Tyco made acquisitions it sought to complement existing products and services, enhance the Company's product lines and/or expand its customer base. Tyco determined what it was willing to pay for each acquisition partially based on its expectation that it could cost effectively integrate the products and services of acquired companies into Tyco's existing infrastructure and improve earnings by removing overhead costs in areas where there are duplicate sales, administrative or other facilities and functions. In addition, the Company utilized existing infrastructure (e.g., established sales force, distribution channels, customer relations, etc.) of acquired companies to cost effectively introduce Tyco's products to new geographic areas. The Company also targeted companies that were perceived to be experiencing depressed financial performance. All these factors contributed to acquisition prices in excess of the fair value of net assets acquired and the resultant goodwill. However, beginning in fiscal 2003, the Company completed significantly fewer acquisitions as compared to the past few years due to its focus on enhancing internal growth within its existing businesses.

Fiscal 2003

        During fiscal 2003, the Company purchased seven businesses within the Healthcare, Engineered Products and Services, Fire and Security and Electronics segments for an aggregate cost of $44.0 million in cash, net of $1.1 million of cash acquired. In addition, the Company paid $596.8 million of cash during fiscal 2003, to acquire approximately 635,500 customer contracts for electronic security services through the Company's dealer program. During fiscal 2003, the Company paid $171.5 million of cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, the Company paid cash of approximately $100.3 million relating to holdback and earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price. The cash portions of acquisition costs for the business and customer contracts were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

        As a result of acquisitions completed in fiscal 2003, and adjustments to the fair value of assets and liabilities recorded for acquisitions completed prior to fiscal 2003, the Company recorded a net decrease of $462.4 million in goodwill and an additional $40.7 million in other intangible assets in fiscal 2003. The net decrease in goodwill includes $480.5 million associated with prior years' acquisitions, primarily Sensormatic Electronics Corporation ("Sensormatic"), acquired in November 2001, Mallinckrodt, Inc. ("Mallinckrodt"), acquired in October 2000, Lucent Technologies' Power Systems ("LPS"), acquired in December 2000, and Deutsche Armaturen AG ("DAAG"), acquired in September 2001, slightly offset by an increase of $18.1 million due to current year acquisitions. Adjustments for Sensormatic primarily relate to fair value adjustments as well as the finalization of deferred tax adjustments related to previously recorded purchase accounting liabilities. Adjustments for LPS and Mallinckrodt primarily relate to reductions in purchase accounting liabilities due to actual costs being less than originally estimated. See roll forwards of purchase accounting accruals below. Adjustments for DAAG relate to fair value adjustments. The increase in intangible assets is due to adjustments associated with prior years' acquisitions.

        The following table shows the fair values of assets and liabilities recorded for purchase acquisitions completed in fiscal 2003, adjusted to reflect changes in the fair values of assets and liabilities and purchase accounting liabilities and holdback/earn-out liabilities recorded for purchase acquisitions completed prior to fiscal 2003 ($ in millions):

Accounts receivable	$41.3
Inventories	36.1
Prepaid expenses and other current assets	(0.3)
Deferred income taxes	(90.6)
Property, plant and equipment, net	67.8
Goodwill	(462.4)
Intangible assets	40.7
Other assets	11.8

(355.6)

Accounts payable	1.7
Accrued expenses and other current liabilities	(346.8)
Holdback/earn-out liabilities	13.0
Deferred income taxes	(66.2)
Other long-term liabilities	(1.3)

(399.6)

Cash consideration paid (net of $1.1 million of cash acquired)	$44.0

        Purchase accounting liabilities recorded during fiscal 2003 in connection with fiscal 2003 purchase acquisitions were immaterial.

        At September 30, 2003, holdback/earn-out liabilities of $211.7 million remained on the Consolidated Balance Sheet, of which $93.1 million are included in accrued expenses and other current liabilities and $118.6 million are included in other long-term liabilities. In addition, a total of $199.0 million of purchase accounting liabilities related mostly to fiscal 2001 and 2002 acquisitions remained on the Consolidated Balance Sheet, of which $79.7 million are included in accrued expenses and other current liabilities and $119.3 million are included in other long-term liabilities. At September 30, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at September 30, 2003, as the outcome of this contingency cannot be reasonably determined.

        The pro forma effects of fiscal 2003 acquisitions and divestitures on the Company's results of operations are not material.

Fiscal 2002

        During fiscal 2002, the Company purchased approximately 130 businesses for an aggregate cost of $3,750.5 million, consisting of $1,683.8 million in cash, net of $158.0 million of cash acquired, the issuance of approximately 47.8 million common shares valued at $1,918.8 million, plus the fair value of stock options and pre-existing put option rights assumed of $147.9 million ($102.6 million of the put option rights have been paid in cash). Fiscal 2002 acquisitions include, among others, SBC/Smith Alarm Systems, Century Tube Corporation, Sensormatic, Transpower Technologies, DSC Group ("DSC"), Water & Power Technology, LINQ Industrial Fabrics, Inc., Paragon Trade Brands, Inc. ("Paragon"), Communications Instruments, Inc., Clean Air Systems and the purchase of the remaining minority public interest of TyCom. In addition, during fiscal 2002 Tyco paid $1,139.3 million for approximately 1.4 million customer contracts for electronic security services through the ADT dealer program.

        In connection with these acquisitions, the Company recorded purchase accounting liabilities of $194.6 million for the costs of integrating the acquired companies and transaction costs. Details regarding these purchase accounting liabilities are set forth below. Tyco also issued approximately 17.7 million common shares valued at $819.9 million in connection with its amalgamation with TyCom (see Note 9). Fair value of debt of acquired companies aggregated $799.1 million. During fiscal 2002, the Company paid $474.8 million of cash for purchase accounting liabilities related to current and prior years' acquisitions. In addition, the Company paid cash of $149.3 million relating to holdback and earn-out liabilities primarily related to certain prior year acquisitions. The Company also issued 44,139 common shares valued at $2.3 million relating to earn-out liabilities during fiscal 2002. The value of these earn-out common shares is based upon the fair value of the stock at the time of issuance. The cash portions of the acquisition costs were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from their respective acquisition dates.

        The following table summarizes the purchase accounting liabilities recorded in connection with fiscal 2002 purchase acquisitions ($ in millions):

	Severance		Facilities-Related Accrual
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	1,453	$39.1	82	$51.8	$3.1	$7.4	$101.4
Additions to fiscal 2002 acquisition reserves	570	15.3	22	3.2	0.5	6.8	25.8
Fiscal 2003 utilization	(854)	(24.3)	(62)	(11.0)	(1.3)	(4.6)	(41.2)
Foreign currency translation adjustment	—	1.1	—	1.9	0.3	0.5	3.8
Reclassifications	—	(0.1)	—	0.6	(1.5)	0.3	(0.7)
Reductions of estimates of fiscal 2002 acquisition reserves	(659)	(10.6)	(37)	(8.2)	(0.5)	(8.1)	(27.4)

Balance at September 30, 2003	510	$20.5	5	$38.3	$0.6	$2.3	$61.7

        During fiscal 2003, the Company recorded additions to purchase accounting liabilities as it continued to formulate the integration plans of fiscal 2002 acquisitions, such as Paragon and Eberle Controls GmbH. Finalization of components of integration plans associated with acquisitions resulted in additional purchase accounting liabilities of $25.8 million and a corresponding increase to goodwill and deferred tax assets. These additions reflect the termination of an additional 570 employees, the closure of an additional 22 facilities, additional distributor and supplier cancellation fees and other acquisition related costs consisting primarily of professional fees and other costs.

        During fiscal 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2002 acquisitions by $27.4 million primarily because actual costs were less than originally estimated since the Company severed 659 fewer employees and closed 37 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets were reduced by an equivalent amount.

        Also during fiscal 2003, we reclassified certain fair value adjustments related to the write-down of assets for fiscal 2002 acquisitions out of purchase accounting accruals and into the appropriate asset or liability account. In addition, we reclassified certain amounts related to fiscal 2002 acquisitions to separately classify distributor and supplier cancellation fees and to correct the categorization of other accruals. These reclassifications had no effect on the amount of goodwill that was recorded.

        Termination of employees and consolidation of facilities related fiscal 2002 such acquisitions are substantially complete, except for long-term non-cancellable lease obligations and certain long-term severance arrangements.

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million.

        The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2002 and 2001 acquisitions and divestitures and the amalgamation with TyCom had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions, divestitures and amalgamation had occurred as of the beginning of the periods presented or that may be achieved in the future.

	For Year Ended September 30,
(in millions, except per share data)	2002(1)	2001(2)
Net revenues	$36,054.6	$40,106.1
(Loss) income from continuing operations	(2,841.0)	3,838.2
Net (loss) income	(9,182.3)	3,139.6
Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(1.42)	$1.95
Net (loss) income	(4.60)	1.60
Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(1.42)	$1.93
Net (loss) income	(4.60)	1.58

(1)
Includes charges for the impairment of long-lived assets of $3,309.5 million; net restructuring and other charges of $1,874.7 million; goodwill impairment charges of $1,343.7 million; a loss on investments of $270.8 million; a net gain on the sale of businesses of $23.6 million; gain on the early extinguishment of debt of $30.6 million; loss from discontinued operations of $6,282.5 million, net of tax; and a loss on the sale of discontinued operations of $58.8 million, net of tax. Excludes charges of $17.8 million for the write-off of purchased in-process research and development associated with the acquisitions of Sensormatic and DSC discussed in Note 7.

(2)
Includes a net gain on sale of businesses of $410.4 million related primarily to the sale of ADT Automotive; a loss of $133.8 million related to the write-down of an investment; a net gain of $24.5 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $120.1 million; net restructuring and other charges totaling $585.3 million; loss on the early extinguishment of debt of $26.3 million; income from discontinued operations of $252.5 million, net of tax; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

Fiscal 2001

        During fiscal 2001, the Company purchased approximately 240 companies for an aggregate cost of $9,339.7 million, consisting of $5,319.2 million in cash, net of $343.4 million of cash acquired, the issuance of approximately 78.2 million common shares valued at $3,904.6 million, plus the fair value of stock options assumed of $115.9 million. Fiscal 2001 purchase acquisitions include, among others, Mallinckrodt Inc., CIGI Investment Group, Inc., InnerDyne, Inc., LPS, Simplex Time Recorder Co., Scott, and the electronic security systems businesses of Cambridge Protection Industries, L.L.C. In addition, during fiscal 2001 Tyco paid $798.1 million for approximately 1.0 million customer contracts for electronic security services through the ADT dealer program.

        In connection with these acquisitions, the Company recorded purchase accounting liabilities of $1,021.3 million for the costs of integrating the acquired companies and transaction costs. Also during fiscal 2001, Tyco purchased CIT for an aggregate cost of $9,455.5 million, consisting of $2,486.4 million in cash, net of $2,156.4 million of cash acquired, and the issuance of approximately 133.0 million common shares valued at $6,650.5 million, plus the fair value of options assumed of $318.6 million. CIT was subsequently disposed of in fiscal 2002 and has been presented as discontinued operations (see Note 11).

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

        The following table summarizes the purchase accounting liabilities recorded in connection with the fiscal 2001 purchase acquisitions ($ in millions):

	Severance		Facilities-Related Accrual
					Distributor & Supplier Cancellation Fees
	Number of Employees	Accrual	Number of Facilities	Accrual		Other Accrual	Total
Balance at September 30, 2002	2,196	$129.7	100	$207.5	$28.7	$29.1	$395.0
Fiscal 2003 utilization	(1,281)	(56.6)	(66)	(44.6)	(9.4)	(11.7)	(122.3)
Foreign currency translation adjustment	—	8.6	—	0.4	0.5	1.8	11.3
Reclassifications	—	(0.4)	—	3.3	—	(6.6)	(3.7)
Reductions of estimates of fiscal 2001 acquisition reserves	(897)	(67.5)	(25)	(68.6)	(16.2)	(10.5)	(162.8)

Balance at September 30, 2003	18	$13.8	9	$98.0	$3.6	$2.1	$117.5

        During fiscal 2003, the Company reduced its estimate of purchase accounting liabilities relating to fiscal 2001 acquisitions by $162.8 million primarily because actual costs were less than originally estimated since the Company severed 897 fewer employees and closed 25 fewer facilities than originally anticipated due to revisions to integration plans. Goodwill and related deferred tax assets in the aggregate were reduced by an equivalent amount.

        During fiscal 2001, the Company made payments totaling $20.0 million to Mr. Frank Walsh, a director of Tyco at the time of the CIT acquisition, and to a charitable organization specified by such director. The payments were direct and incremental costs incurred in connection with the acquisition of CIT and, accordingly, were included as part of the purchase price for CIT. The payments were refunded to the Company in fiscal 2003 (see Note 18).

        In connection with the purchase acquisitions consummated during fiscal 2001, liabilities for $13.8 million for severance and related costs, $98.0 million for the shutdown and consolidation of acquired facilities, $3.6 million for distributor and supplier contractual cancellation fees and $2.1 million in transaction and other direct costs remained on the Consolidated Balance Sheet at September 30, 2003. Termination of employees and consolidation of facilities related to all such acquisitions are substantially complete, except for long-term non-cancelable lease obligations and certain long-term severance arrangements.

        In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million principally related to the sale of ADT Automotive, which is recorded as other income in the Consolidated Statement of Operations.

        The following unaudited pro forma data summarize the results of operations for the periods indicated as if fiscal 2001 acquisitions and divestitures had been completed as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisitions and divestitures and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or operating synergies in this presentation, and amounts have been revised to reflect the disposition of CIT as discontinued operations (see Note 11). These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions and divestitures had occurred as of the beginning of the periods presented or that may be obtained in the future.

($ in millions, except per share data)	For Year Ended September 30, 2001(1)
Net revenues	$37,135.3
Income from continuing operations	3,790.5
Net income	3,099.1
Basic earnings per common share:
Income from continuing operations	$1.99
Net income	1.63
Diluted earnings per common share:
Income from continuing operations	$1.97
Net income	1.61

(1)
Includes a net gain on sale of businesses of $410.4 million related primarily to the sale of ADT Automotive; a loss of $133.8 million related to the write-down of an investment; a net gain of $24.5 million on the sale of shares of a subsidiary; charges for the impairment of long-lived assets of $120.1 million; net restructuring and other charges totaling $585.3 million; loss on the early extinguishment of debt of $26.3 million; income from discontinued operations of $252.5 million, net of tax; and cumulative effect of accounting changes of $683.4 million, net of tax. Excludes a charge of $184.3 million for the write-off of purchased in-process research and development associated with the acquisition of Mallinckrodt discussed in Note 7.

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

        In fiscal 2002, Tyco sold its financial services business (Tyco Capital) through an initial public offering ("IPO"). The historical results of our financial services business are presented as "Discontinued Operations." See Note 11 for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Selected information by industry segment is presented in the following tables ($ in millions). Amounts include restructuring and other (credits) charges, charges for the impairment of long-lived assets, charges for the write-off of purchased in-process research and development ("IPR&D"), charges for the impairment of goodwill, and charges related to changes in estimate recorded during the quarter ended March 31, 2003, as described in Notes 5, 6, 7, 17 and 31, respectively.

	For the Year Ended September 30,
	2003	2002	2001
Net Revenues:
Fire and Security	$11,292.8	$10,639.0	$7,473.0
Electronics(1)	10,355.0	10,464.1	13,545.6
Healthcare	8,571.9	7,899.1	7,065.3
Engineered Products and Services	4,684.4	4,709.3	4,170.8
Plastics and Adhesives	1,897.2	1,878.3	1,747.4

Net revenues from external customers	$36,801.3	$35,589.8	$34,002.1

(1)
Includes net revenues for the TGN business of $14.4 million, $8.0 million and $1.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

	For the Year Ended September 30,
	2003	2002	2001
Operating income (loss):
Fire and Security	$360.2	$904.7	$883.2
Electronics(1)	457.7	(4,245.9)	3,005.1
Healthcare	2,127.1	1,846.8	1,509.3
Engineered Products and Services	355.2	252.5	704.8
Plastics and Adhesives	167.4	209.2	300.9

	3,467.6	(1,032.7)	6,403.3
Less: Corporate expenses	(400.6)	(419.7)	(243.9)
Goodwill amortization expense	—	—	(543.0)

Operating income (loss)	$3,067.0	$(1,452.4)	$5,616.4

(1)
Includes operating loss for the TGN business of $799.8 million, $3,125.7 million and $58.0 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Revenue by groups of products within Tyco's segments are as follows:

	For the Year Ended September 30,
	2003	2002	2001
Revenue by Groups of Products:
Electronic Security Services	$6,361.6	$5,991.9	$3,696.4
Fire Protection Contracting and Services	4,931.2	4,647.1	3,776.6
Electronic Components	8,093.0	7,581.1	8,919.5
Wireless	771.5	811.7	673.1
Electrical Contracting Services	369.6	346.3	335.7
Power Systems	567.7	623.0	918.3
Printed Circuit Group	402.8	416.2	863.0
Submarine Telecommunications(1)	150.4	685.8	1,836.0
Medical Devices & Supplies	6,694.9	6,252.8	5,983.2
Retail	903.8	762.9	318.3
Pharmaceuticals	973.2	883.4	763.8
Flow Control and Fire Products	2,717.1	2,789.0	2,252.9
Electrical and Metal Products	1,349.5	1,434.4	1,397.9
Infrastructure Services	617.8	485.9	520.0
Plastics	999.8	950.4	835.5
A&E Products	296.2	321.6	343.3
Adhesives	343.3	348.0	331.9
Ludlow Coated Products	257.9	258.3	226.8
ADT Automotive	—	—	9.9

Net revenues from external customers	$36,801.3	$35,589.8	$34,002.1

(1)
Includes net revenues for the TGN business of $14.4 million, $8.0 million and $1.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Total assets, depreciation and amortization, and capital expenditures by segment are as follows:

	At September 30,
	2003	2002	2001
Total assets:
Fire and Security	$19,423.0	$19,728.8	$15,008.7
Electronics(1)	17,392.4	18,187.1	21,605.6
Healthcare	13,177.0	13,274.7	13,583.0
Engineered Products and Services	7,097.3	6,632.7	6,305.2
Plastics and Adhesives	1,735.3	1,800.6	1,720.3
Corporate	4,720.0	5,875.9	1,592.4

	63,545.0	65,499.8	59,815.2
Net Assets of Discontinued Operations	—	—	10,598.0

	$63,545.0	$65,499.8	$70,413.2

(1)
Includes total assets (excluding cash which is not held for sale) for the TGN business of $47.5 million, $642.2 million and $2,657.3 million at September 30, 2003, 2002 and 2001, respectively.

	For the Year Ended September 30,
	2003	2002	2001
Depreciation and amortization:
Fire and Security	$1,201.6	$1,047.0	$767.8
Electronics(1)	517.8	546.5	721.0
Healthcare	313.0	310.6	459.8
Engineered Products and Services	108.2	126.9	172.4
Plastics and Adhesives	47.4	41.7	52.9
Corporate	8.9	12.3	11.1

	$2,196.9	$2,085.0	$2,185.0

(1)
Includes depreciation and amortization for the TGN business totaling $37.1 million, $28.9 million and $15.8 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

	For the Year Ended September 30,
	2003	2002	2001
Capital expenditures, net:
Fire and Security	$509.8	$820.4	$866.1
Electronics(1)	515.7	1,597.9	2,922.7
Healthcare	192.4	273.1	248.8
Engineered Products and Services	50.1	78.7	32.7
Plastics and Adhesives	22.0	31.7	(89.2)
Corporate	(7.7)	23.0	40.0

	$1,282.3	$2,824.8	$4,021.1

(1)
Includes capital expenditures, net for the TGN business of $120.7 million, $1,146.0 million and $2,219.4 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

4.    Consolidated Geographic Data

       Selected information by geographic area is presented below ($ in millions).

	For the Year Ended September 30,
	2003	2002	2001
Total revenues:
United States	$19,838.7	$20,308.2	$19,728.0
Other Americas (excluding United States)	1,844.3	2,007.2	2,176.6
Europe	9,719.0	8,358.2	7,591.0
Asia—Pacific	5,399.3	4,916.2	4,506.5

Net revenues from external customers(1)	$36,801.3	$35,589.8	$34,002.1

(1)
Revenues from external customers are attributed to individual countries based on the reporting entity that records the transaction.

	At September 30,
	2003	2002	2001
Long-lived assets(1):
United States	$7,059.3	$7,196.5	$5,754.7
Other Americas (excluding United States)	715.7	425.7	1,659.4
Europe	2,450.2	2,606.3	4,325.2
Asia—Pacific	904.1	905.6	1,069.2
Corporate	286.7	455.2	620.1

	$11,416.0	$11,589.3	$13,428.6

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill and other intangible assets.

5.    Restructuring and Other (Credits) Charges, Net

        Restructuring and other (credits) charges, net, are as follows ($ in millions):

		For the Year Ended September 30,
		2003	2002	2001
	Fire and Security	$9.7	$94.9	$84.1
	Electronics	(90.5)	1,504.5	383.8
	Healthcare	(9.2)	44.8	48.4
	Engineered Products and Services	7.8	50.8	57.3
	Plastics and Adhesives	(1.0)	10.1	8.3
	Corporate	(1.6)	169.6	3.4

		(84.8)	1,874.7	585.3
Less:	Inventory related amounts credited (charged) to cost of sales	10.5	(635.4)	(184.9)
	Bad debt provision charged to selling, general and administrative expenses	—	(115.0)	—

	Restructuring and other (credits) charges, net	$(74.3)	$1,124.3	$400.4

2003 Charges and Credits

        The Company has engaged in a series of restructuring programs in which we have attempted to make our operations more efficient through exiting certain non-core businesses or business lines, or stream-lining general operations.

        The Fire and Security segment recorded net restructuring and other charges of $9.7 million, of which charges of $3.5 million are included in cost of sales and $2.8 million relates to other non-cash charges. The remaining $3.4 million net charge consists of charges of $19.4 million associated with streamlining the business, partially offset by a credit of $16.0 million related to changes in estimates of charges recorded in prior periods. The $19.4 million charge is primarily comprised of $16.0 million for employee severance in connection with the elimination of 1,367 positions primarily relating to general and administrative, manufacturing, technical, and sales and marketing personnel in the United States, Canada, Asia, Europe and Australia. During fiscal 2003, the Company incurred costs of $5.4 million related to this restructuring program, consisting primarily of $5.0 million in severance for the termination of 553 employees.

        The Electronics segment recorded restructuring and other credits of $90.5 million, of which credits of $19.9 million are included in cost of sales. These restructuring credits primarily related to severance costs being less than originally anticipated due to employee attrition and redeployment and termination fees being less than anticipated due to negotiated settlements.

        The Healthcare segment recorded restructuring and other credits of $9.2 million, of which credits of $0.2 million are included in cost of sales.

        The Engineered Products and Services segment recorded net restructuring and other charges of $7.8 million (excluding impairments of long-lived assets which are discussed in Note 6), of which charges of $6.1 million are included in cost of sales. The remaining $1.7 million net charge consists of charges of $12.1 million associated with streamlining the business, partially offset by a credit of $10.4 million primarily related to changes in estimates of charges recorded in prior periods. The $12.1 million includes $9.5 million for severance associated with the elimination of 113 positions primarily manufacturing and sales personnel in the United States and Europe; $2.0 million related to the shutdown of 2 manufacturing facilities located in the United States and Europe; and other costs of $0.6 million. At September 30, 2003, all employees had been terminated and both facilities had been shut down. In addition, these restructuring accruals were fully utilized by September 30, 2003.

        During fiscal 2003, Corporate recorded net restructuring and other credits of $1.6 million consisting of charges of $17.1 million, of which $7.9 million relates to non-cash charges (excluding impairments of long-lived assets which are discussed in Note 6), offset by credits of $18.7 million related to changes in estimates of charges recorded in prior periods. The remaining charges of $9.2 million includes $5.8 million for the elimination of 33 administrative positions primarily in the United States and $3.4 million for the shutdown of 1 administrative office in the United States. At September 30, 2003, 32 employees had been terminated and the facility had been closed; and, there remained $4.4 million and $3.3 million of severance and facility-related restructuring accruals, respectively, on the Consolidated Balance Sheet.

2002 Charges and Credits

        The Fire and Security segment recorded net restructuring and other charges of $94.9 million, of which charges of $19.4 million are included in cost of sales. Additionally, the net charge includes charges totaling $94.1 million related primarily to severance and facility closures associated with streamlining the business, partially offset by a credit of $18.6 million related to current and prior years' restructuring charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Fire and Security segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Supplier Contract Fee	Other	Total
Fiscal 2002 charges	3,100	$43.5	109	$15.2	$0.5	$34.9	$94.1
Fiscal 2002 reversals	—	(0.3)	—	(3.0)	—	(0.8)	(4.1)
Fiscal 2002 utilization	(1,754)	(23.8)	(6)	(0.1)	—	(2.7)	(26.6)

Ending balance at September 30, 2002	1,346	19.4	103	12.1	0.5	31.4	63.4
Transfers/reclassifications	—	0.2	—	(0.2)	—	(25.6)	(25.6)
Fiscal 2003 reversals	(82)	(3.4)	(11)	(1.8)	—	(0.7)	(5.9)
Fiscal 2003 utilization	(1,249)	(16.0)	(88)	(3.9)	(0.5)	(5.8)	(26.2)
Foreign currency translation adjustments	—	1.4	—	1.1	—	0.7	3.2

Ending balance at September 30, 2003	15	$1.6	4	$7.3	$—	$—	$8.9

        Workforce reductions includes the elimination of manufacturing, general and administrative, technical, and sales and marketing personnel primarily in the United States, Latin America, Europe and Australia. Facility closures primarily relate to the shutdown of sales offices and manufacturing plants in Australia and Europe. The other charges consist primarily of an accrual for anticipated resolution and disposition of various labor and employment matters. At September 30, 2003 $6.6 million of the remaining balance is included in accrued expenses and other current liabilities and the remaining $2.3 million is included in other long-term liabilities on the Consolidated Balance Sheet. These amounts are primarily for payments on non-cancelable lease obligations.

        The Electronics segment recorded net restructuring and other charges of $1,504.5 million, of which $608.2 million is included in cost of sales. The initial charge included $166.1 million associated with a write-down of existing inventory to market value, which was lower than cost at the time of the charge.

The remaining charge of $442.1 million was comprised of inventory that was considered excess and was intended to be scrapped. As of September 30, 2003, this remaining inventory had been scrapped, with the exception of $19.9 million (originally included in the inventory written down in fiscal 2002) that was recorded as a restructuring credit to cost of sales in fiscal 2003. Additionally, the net charge includes charges totaling $922.6 million (of which a bad debt provision of $115.0 million is included in selling, general and administrative expenses) primarily related to facility closures and purchase commitment cancellations due to the significant downturn in the telecommunications business and certain electronics end markets. These charges were partially offset by restructuring credits of $26.3 million primarily related to a revision of estimates of current and prior years' severance and facility charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Electronics segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Supplier Contract Fee	Other	Total
Fiscal 2002 charges	8,996	$198.1	31	$240.1	$345.5	$138.9	$922.6
Fiscal 2002 reversals	(356)	(2.5)	(1)	(8.1)	—	—	(10.6)
Fiscal 2002 utilization	(4,336)	(79.6)	(13)	(77.7)	(19.7)	(1.7)	(178.7)

Ending balance at September 30, 2002	4,304	116.0	17	154.3	325.8	137.2	733.3
Transfers/reclassifications	—	—	—	(3.3)	3.3	(115.0)	(115.0)
Fiscal 2003 reversals, net	(1,303)	(11.6)	(6)	13.8	(35.0)	(11.7)	(44.5)
Fiscal 2003 utilization	(2,223)	(77.5)	(11)	(46.0)	(212.9)	(6.9)	(343.3)
Foreign currency translation adjustments	—	—	—	0.4	(3.1)	0.5	(2.2)

Ending balance at September 30, 2003	778	$26.9	—	$119.2	$78.1	$4.1	$228.3

        Workforce reductions primarily relate to the elimination of manufacturing personnel across all regions. Facilities-related costs include building lease termination fees and other contract cancellation costs primarily for the shutdown of manufacturing plants in the United States. The supplier contract termination fees are primarily the result of the sudden and significant decrease in demand for our products and services, primarily in the telecommunications end markets. Also, as a result of the uncertainty related to the continued financial viability of a certain customer in the telecommunications industry, a bad debt provision of $115.0 million was recorded to selling, general and administrative expenses, which is included in the "Other" column above. In addition to the $115.0 million bad debt provision, the remaining other charges also include a write-off of an uncollectible receivable of $5.7 million as a result of the downturn in the telecommunications industry. To the extent that any of the bad debt provisions are not utilized, the excess amounts will be reversed as a credit to the selling, general and administrative expenses line in the Consolidated Statement of Operations and will be described as a credit in Tyco's Consolidated Financial Statements. At September 30, 2003 $106.7 million of the remaining balance is included in accrued expenses and other current liabilities and the remaining $121.6 million is included in other long-term liabilities on the Consolidated Balance Sheet. These amounts are primarily for payments on non-cancelable lease obligations.

        The Healthcare segment recorded a net restructuring and other charge of $44.8 million, of which $0.5 million is included in cost of sales. Additionally, the net charge includes charges of $48.2 million associated with the consolidation of operations and the exiting of certain business lines, partially offset by a credit of $3.9 million representing a revision in estimates of current and prior years' restructuring charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Healthcare segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Other	Total
Fiscal 2002 charges	380	$24.0	4	$14.1	$10.1	$48.2
Fiscal 2002 reversals	(6)	(0.8)	—	—	(2.4)	(3.2)
Fiscal 2002 utilization	(100)	(9.4)	—	(2.1)	(7.7)	(19.2)

Ending balance at September 30, 2002	274	13.8	4	12.0	—	25.8
Fiscal 2003 reversals	(42)	(1.9)	—	(4.9)	—	(6.8)
Fiscal 2003 utilization	(231)	(11.6)	(4)	(6.4)	—	(18.0)
Foreign currency translation adjustments	—	0.2	—	0.1	—	0.3

Ending balance at September 30, 2003	1	$0.5	—	$0.8	$—	$1.3

        Workforce reductions primarily relate to the elimination of manufacturing and sales personnel associated with the shutdown of 4 manufacturing and administrative facilities in the United States. The other charges of $10.1 million consist primarily of legal fees and other deal costs associated with acquisitions that were not completed. The total remaining balance at September 30, 2003 is primarily for payments on non-cancelable lease obligations and severance and is included in accrued expenses and other current liabilities.

        The Engineered Products and Services segment recorded restructuring and other charges of $50.8 million, of which $6.2 million are included in cost of sales. Additionally, the charge includes charges of $44.6 million related primarily to streamlining the business. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Engineered Products and Services segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Other	Total
Fiscal 2002 charges	1,217	$35.7	48	$4.1	$4.8	$44.6
Fiscal 2002 utilization	(712)	(27.7)	(27)	(1.5)	(4.0)	(33.2)

Ending balance at September 30, 2002	505	8.0	21	2.6	0.8	11.4
Fiscal 2003 reversals	(312)	(0.5)	(7)	(0.4)	(0.3)	(1.2)
Fiscal 2003 utilization	(193)	(7.3)	(14)	(1.4)	(0.6)	(9.3)
Foreign currency translation adjustments	—	(0.2)	—	—	0.1	(0.1)

Ending balance at September 30, 2003	—	$—	—	$0.8	$—	$0.8

        Workforce reductions primarily relate to the elimination of manufacturing and sales personnel associated with the closure of sales offices and manufacturing facilities in the United States and

Europe. At September 30, 2003 $0.4 million of the remaining balance is included in accrued expenses and other current liabilities and $0.4 million is included in other long-term liabilities on the Consolidated Balance Sheet. These amounts primarily relate to non-cancelable lease payments.

        The Plastics and Adhesives segment recorded restructuring and other charges of $10.1 million, of which charges of $1.1 million are included in cost of sales. Additionally, the charge includes charges of $9.0 million associated with the consolidation of operations and the exiting of certain business lines. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Plastics and Adhesives segment recorded in fiscal 2002 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Other	Total
Fiscal 2002 charges	317	$4.2	5	$3.0	$1.8	$9.0
Fiscal 2002 utilization	(43)	(0.2)	(1)	(0.1)	(1.8)	(2.1)

Ending balance at September 30, 2002	274	4.0	4	2.9	—	6.9
Fiscal 2003 reversals	(33)	(0.5)	—	(0.6)	—	(1.1)
Fiscal 2003 utilization	(222)	(2.8)	(1)	(1.1)	—	(3.9)
Foreign currency translation adjustments	—	0.3	—	0.2	—	0.5

Ending balance at September 30, 2003	19	$1.0	3	$1.4	$—	$2.4

        Workforce reductions primarily relate to the elimination of manufacturing and sales personnel associated with the shutdown of manufacturing and administrative facilities in the United States. At September 30, 2003 $1.7 million of the remaining balance is included in accrued expenses and other current liabilities and the remaining $0.7 million is included in other long-term liabilities on the Consolidated Balance Sheet. These amounts primarily relate to non-cancelable lease obligations and severance.

        In addition to segment charges, the Company recorded charges of $169.6 million consisting of $78.6 million for severance and $15.0 million for contract terminations, legal fees and other items associated with the downsizing of the corporate headquarters and $76.0 million for the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed. At September 30, 2003, $5.6 million remained in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

2001 Charges and Credits

        In fiscal 2001, the Fire and Security segment recorded a net restructuring and other charge of $84.1 million, of which charges of $5.4 million are included in cost of sales. The $84.1 million net charge consists of charges of $80.3 million related primarily to the restructuring of the existing U.S. security business and U.S. fire protection business in connection with the acquisitions of SecurityLink and Simplex, partially offset by a credit of $1.6 million representing a revision of estimates of prior years' restructuring and other charges. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Fire and Security segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Supplier Contract Fee	Other	Total
Fiscal 2001 charges	972	$13.0	176	$47.6	$—	$19.7	$80.3
Fiscal 2001 utilization	(411)	(4.8)	(53)	(1.2)	—	(3.3)	(9.3)

Ending balance at September 30, 2001	561	8.2	123	46.4	—	16.4	71.0
Fiscal 2002 reversals	(118)	(0.3)	—	(13.9)	—	—	(14.2)
Fiscal 2002 utilization	(232)	(5.6)	(100)	(8.1)	—	(8.0)	(21.7)
Transfers/reclassifications	—	—	—	(0.2)	0.2	—	—

Ending balance at September 30, 2002	211	2.3	23	24.2	0.2	8.4	35.1
Transfers/reclassifications	—	—	—	—	—	(7.2)	(7.2)
Fiscal 2003 reversals	—	(2.0)	—	(7.4)	(0.2)	(0.5)	(10.1)
Fiscal 2003 utilization	(211)	(0.5)	(23)	(5.8)	—	(0.8)	(7.1)
Foreign currency translation adjustments	—	0.2	—	0.1	—	0.1	0.4

Ending balance at September 30, 2003	—	$—	—	$11.1	$—	$—	$11.1

        Workforce reductions primarily relate to the elimination of manufacturing, general and administrative, and sales and marketing personnel in the United States and Europe. Facility closures primarily relate to the shutdown of sales offices and manufacturing plants in the United States, Europe and Canada. The other charges of $19.7 million consist primarily of contract cancellation costs and charges relating to an environmental remediation project. At September 30, 2003 $5.6 million of the remaining balance is included in accrued expenses and other current liabilities and the remaining $5.5 million is included in other long-term liabilities on the Consolidated Balance Sheet. These amounts are primarily for payments on non-cancelable lease obligations.

        In fiscal 2001, the Electronics segment recorded restructuring and other charges of $383.8 million, of which $125.8 million is included in cost of sales. The $383.8 million charge includes charges of $258.0 million related primarily to facility closures and related employee terminations within the computer and consumer electronics and communication industries. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Electronics segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Other	Total
Fiscal 2001 charges	10,375	$177.1	38	$44.4	$36.5	$258.0
Fiscal 2001 utilization	(6,020)	(70.5)	(12)	(10.2)	(17.5)	(98.2)

Ending balance at September 30, 2001	4,355	106.6	26	34.2	19.0	159.8
Fiscal 2002 reversals	(573)	(14.1)	(2)	(0.5)	(0.8)	(15.4)
Fiscal 2002 utilization	(3,524)	(82.9)	(22)	(18.2)	(11.1)	(112.2)

Ending balance at September 30, 2002	258	9.6	2	15.5	7.1	32.2
Transfers/reclassifications	—	—	—	0.6	—	0.6
Fiscal 2003 reversals, net	(166)	(1.9)	(2)	(1.4)	—	(3.3)
Fiscal 2003 utilization	(91)	(6.7)	—	(9.8)	(4.8)	(21.3)
Foreign currency translation adjustments	—	0.3	—	0.1	0.1	0.5

Ending balance at September 30, 2003	1	$1.3	—	$5.0	$2.4	$8.7

        Workforce reductions primarily relate to the elimination of manufacturing personnel in the United States and Latin America. Facility closures include building lease termination fees and other contract cancellation costs. Other charges consist of purchase commitment cancellations and payments on non-cancelable machinery and equipment leases. At September 30, 2003 $7.9 million of the remaining balance is included in accrued expenses and other current liabilities and the remaining $0.8 million is included in other long-term liabilities on the Consolidated Balance Sheet. These amounts are primarily for severance and payments on non-cancelable lease obligations.

        In fiscal 2001, the Healthcare segment recorded a net restructuring and other charge of $64.0 million, of which $40.0 million is included in cost of sales. The remaining $24.0 million net charge consists of charges of $39.6 million relating to the closure of manufacturing plants, partially offset by a credit of $15.6 million representing a revision in estimates of prior years' restructuring and other charges related primarily to the merger with U.S. Surgical. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets, which are discussed in Note 6) related to the Healthcare segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Other	Total
Fiscal 2001 charges	778	$16.6	2	$1.3	$6.1	$24.0
Fiscal 2001 utilization	(444)	(9.2)	(2)	(0.6)	(1.2)	(11.0)

Ending balance at September 30, 2001	334	7.4	—	0.7	4.9	13.0
Fiscal 2002 reversals	(23)	(0.5)	—	(0.1)	(0.1)	(0.7)
Fiscal 2002 utilization	(311)	(6.4)	—	(0.4)	(4.8)	(11.6)

Ending balance at September 30, 2002	—	0.5	—	0.2	—	0.7
Fiscal 2003 reversals	—	—	—	(1.0)	—	(1.0)
Fiscal 2003 utilization	—	(0.5)	—	(0.2)	—	(0.7)
Foreign currency translation adjustments	—	—	—	1.1	—	1.1

Ending balance at September 30, 2003	—	$—	—	$0.1	$—	$0.1

        Workforce reductions primarily relate to the elimination of manufacturing and sales personnel in the United States. Facility closures consists of the shutdown of a manufacturing and an administrative facility, both in the United States. The other charges consist primarily of the cost for lease buyouts and distributor termination fees.

        In fiscal 2001, the Engineered Products and Services segment recorded restructuring and other charges of $57.3 million, of which $9.7 million is included in cost of sales. The following table provides information about the restructuring and other charges (excluding impairments of long-lived assets which are discussed in Note 6) related to the Engineered Products and Services segment recorded in fiscal 2001 ($ in millions):

	Severance		Facilities-Related
	Number of Employees	Amount	Number of Facilities	Amount	Other	Total
Fiscal 2001 charges	970	$14.1	24	$3.3	$30.2	$47.6
Fiscal 2001 utilization	(527)	(5.4)	(18)	(2.5)	(2.4)	(10.3)

Ending balance at September 30, 2001	443	8.7	6	0.8	27.8	37.3
Fiscal 2002 utilization	(430)	(8.3)	(6)	(0.7)	(8.7)	(17.7)

Ending balance at September 30, 2002	13	0.4	—	0.1	19.1	19.6
Fiscal 2003 reversals	(11)	(0.4)	—	—	(0.8)	(1.2)
Fiscal 2003 utilization	(2)	—	—	(0.1)	(3.3)	(3.4)
Transfers/reclassifications	—	—	—	—	(15.0)	(15.0)

Ending balance at September 30, 2003	—	$—	—	$—	$—	$—

        Workforce reductions primarily relate to the elimination of manufacturing personnel in the United States. Facilities closures primarily relate to the shutdown of manufacturing and distribution facilities in the United States. The other charges consist primarily of charges relating to acquisition-related product replacement.

        In fiscal 2001, the Plastics and Adhesives segment recorded restructuring and other charges of $8.3 million, of which $4.0 million is included in cost of sales (excluding impairments of long-lived assets, which are discussed in Note 6). The remaining $4.3 million consists of $2.6 million for the cost of announced workforce reductions for the elimination of 322 positions primarily in the United States consisting primarily of manufacturing and sales personnel; the cost of facility closures of $0.2 million for the shutdown of 3 manufacturing and administrative facilities in the United States; and other charges of $1.5 million primarily for lease buyouts and distributor termination fees. At September 30, 2002, all employees had been terminated and all facilities had been shut down. In addition, these restructuring accruals were fully utilized by September 30, 2002.

        In addition to segment charges, the Company recorded a charge of $3.4 million related to severance, all of which has been utilized by September 30, 2003.

6.    Charges for the Impairment of Long-Lived Assets

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

2003 Charges

        During fiscal 2003, the Company recorded total charges for the impairment of long-lived assets of $824.9 million.

        The Fire and Security segment recorded charges for the impairment of intangible assets of $100.7 million resulting from a further deterioration of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries. In addition, $11.2 million of impairment charges were recorded related to the discontinuance of two brand names. The Fire and Security segment also recorded charges for the impairment of property, plant and equipment of $20.9 million related primarily to subscriber systems and other fixed assets, and $10.2 million associated with the termination of a software development project.

        The Electronics segment recorded charges of $665.1 million, of which $664.3 million relates to the impairment of the TGN. This impairment was recorded to write-off the entire TGN as a result of our intention to divest this business. The amount of the impairment was based upon estimates of its fair value, less costs to dispose.

        The Company recorded charges for the impairment of property, plant and equipment of $14.6 million at Corporate, primarily related to the closure and relocation of corporate offices from New York to New Jersey and other impairment charges of $2.2 million within the Engineered Products and Services segment.

2002 Charges

        During fiscal 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $3,309.5 million.

        The Fire and Security segment recorded a charge of $5.6 million related to the impairment of intangible assets resulting from the curtailment, and in certain markets, the termination of the ADT dealer program. In addition, the Fire and Security segment recorded a charge of $109.1 million primarily related to the impairment of property, plant and equipment associated with the termination of a software development project. The software development project related to a strategy to develop a new comprehensive integrated customer database and associated applications for this segment and its acquired companies. During fiscal 2002, management, with the assistance of a third-party consultant, performed a full evaluation to determine the information technology needs of the Fire and Security business relative to where it stood then and expectations for it over the near future. As a result of this review, the Company decided to abandon the project, which was still in the development and testing stage, resulting in the write-off of capitalized costs of $109.1 million.

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

        During fiscal 2002, the fiber optic capacity available in the market significantly exceeded overall market demand, which created sharply declining prices and reduced anticipated future cash flows. As a result, the Company assessed the carrying value of the TGN assuming a held and used model using an analysis that employed estimates as to current and future market pricing, demand and network completion costs. This analysis was highly sensitive to changes in those estimates noted above. Based upon these estimates, the Company concluded that the value of its fiber optic network was partially impaired and consequently recorded an impairment charge during the quarter ended March 31, 2002. The amount of the impairment was based upon the difference between the carrying value of each asset group and the estimated fair value of those assets groups as of March 31, 2002. The estimated fair value of each asset group was determined using an income (discounted cash flow) approach. The cash flow forecasts were prepared using the 15-year estimated weighted-average useful life of each of the TGN asset groups. Probability factors were applied to various scenarios weighting the likelihood of each possible outcome. Then, each cash flow forecast was discounted using a weighted-average cost of capital of 15% similar to that used for SFAS No. 142 purposes, which was prepared by an independent appraiser as part of services rendered in evaluating the Company's enterprise value. Based upon these analyses, the sum of the expected future discounted cash flows was subtracted from the carrying values of the asset groups resulting in an impairment loss for the TGN. The entire TGN placed in service as of March 31, 2002 was written-off at that time, as well as a portion of TGN construction in progress. We reconsidered the factors noted above, such as projected operating results, business plans and an estimate of discounted future cash flows, in order to retest the carrying value of the TGN for a further impairment at June 30, 2002 and September 30, 2002. We determined that no impairment charge was necessary at June 30, 2002. However, as the telecommunications industry further declined, an additional impairment charge was necessary and therefore recorded as of September 30, 2002.

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

2001 Charges

        The Electronics, Healthcare, Plastics and Adhesives, Engineered Products and Services and Fire and Security segments recorded charges of $98.5 million, $14.2 million, $1.2 million, $3.4 million and $2.8 million, respectively, related primarily to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 5.

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

        In connection with Tyco's acquisition of Mallinckrodt Inc. during fiscal 2001, the Company wrote-off the fair value of purchased IPR&D of various projects for the development of new products and technologies in the amount of $184.3 million. The Company determined the valuation of the IPR&D using, among other factors, appraisals. The value was based primarily on the discounted cash flow method. This valuation included consideration of (i) the stage of completion of each of the projects, (ii) the technological feasibility of each of the projects, (iii) whether the projects had an alternative future use, and (iv) the estimated future residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives.

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

        Future residual cash flows that could be generated from each of the projects were determined based upon an estimate of future revenue and expected profitability of the various products and technologies involved. These projected cash flows were then discounted to their present values taking into account the estimate of future expenses that would be necessary to bring the projects to completion. The discount rates include a rate of return, which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized. The cash flows were discounted at discount rates ranging from 14% to 25% per annum, depending on the project's stage of completion and the type of FDA approval needed. This discounted cash flow methodology for the various projects included in the purchased IPR&D resulted in a total valuation of $184.3 million. Although work on the projects related to the IPR&D continued after the acquisition, the amount of purchase price allocated to IPR&D was written off because the projects underlying the IPR&D that was being developed were not considered technologically feasible as of the acquisition date. As of September 30, 2003, approximately 53% of the IPR&D projects have been successfully completed and approximately 25% of the projects have been discontinued or are currently inactive. The remainder are in various stages of completion. There are currently no expected material variations between projected results from the projects versus those at the time of the acquisition.

8. Other (Expense) Income, Net

        Other (expense) income, net is as follows ($ in millions):

	Year Ended September 30,
	2003	2002	2001
Income (loss) from early retirement of debt	$24.1	$30.6	$(26.3)
Loss on retirement of debt	(151.8)	—	—
Loss on investments	(87.1)	(270.8)	(133.8)
Equity investee guarantee	(8.6)	—	—
Net gain on sale of businesses	—	23.6	410.4

	$(223.4)	$(216.6)	$250.3

        Tyco has repurchased some debt prior to scheduled maturities. In fiscal 2003, the Company recorded other income from the early retirement of debt totaling $24.1 million, as compared to $30.6 million in fiscal 2002, and a loss from the early retirement of debt totaling $26.3 million for fiscal 2001.

        During fiscal 2003, the Company repurchased all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013. The total Dollar Price paid was $902 million based upon the $750 million par value of the Drs. The portion in excess of par of $151.8 million was recorded as a loss on retirement of debt.

        During fiscal 2003, the Company recognized a charge of $87.1 million relating to the write-down of various investments accounted for under both the cost and equity methods, of which $81.3 million was recorded, when it became evident that the declines in the fair value of the investments were other than temporary, primarily due to the continuing depressed economic conditions specifically within the telecommunications industry. Included within the $81.3 million is $75.6 million recorded during the quarter ended March 31, 2003 (see Note 31). The remaining $5.8 million charge adjusted a portion of the remaining portfolio to its fair value based upon estimates received in conjunction with our decision to sell such investments. During fiscal 2002, the Company recognized a $270.8 million loss on various investments, primarily related to its investments in FLAG Telecom Holdings Ltd. ("FLAG") when it became evident that the declines in the fair value of FLAG and other investments were other than temporary. During fiscal 2001, the Company recognized a $133.8 million loss on various investments primarily related to its investment in 360Networks when it became evident that the declines in the fair value of the investments were other than temporary.

        During fiscal 2003, the Company recognized other expense of $8.6 million in connection with a bank guarantee on behalf of an equity investee.

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million. In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million after deducting commissions and other direct costs, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, as well as $60.7 million of special bonuses paid to key employees.

9. TyCom Ltd.

        During fiscal 2001, the Company recorded a $24.5 million net gain on the sale of approximately 5.6 million common shares of TyCom. This gain is net of direct and incremental costs of the transaction, as well as $15.0 million of special bonuses paid to key employees.

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

10. Income Taxes

        The provision for income taxes and the reconciliation between the notional United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows ($ in millions):

	Year Ended September 30,
	2003	2002	2001
Notional U.S. federal income tax expense (benefit) at the statutory rate	$631.0	$(920.0)	$1,790.1
Adjustments to reconcile to the Company's income tax provision:
U.S. state income tax (benefit) provision, net	(97.4)	26.1	74.6
Asset impairments	120.4	785.3	47.5
Non-U.S. net earnings(1)	(242.1)	(210.5)	(859.0)
Nondeductible charges	383.0	541.2	170.4
Other	(30.4)	(14.0)	(51.3)

Provision for income taxes	764.5	208.1	1,172.3
Deferred provision (benefit)	18.6	123.1	455.4

Current provision	$745.9	$85.0	$716.9

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The provisions for fiscal 2003, fiscal 2002, and fiscal 2001 include $805.9 million, $487.6 million, and $514.8 million, respectively, for non-U.S. income taxes. The non-U.S. component of income (loss) from continuing operations before income taxes was $2,835.1 million, $(646.3) million and $4,005.8 million for fiscal 2003, fiscal 2002, and fiscal 2001, respectively.

        The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

	September 30,
	2003	2002
Deferred tax assets:
Accrued liabilities and reserves	$2,318.4	$2,009.2
Tax loss and credit carryforwards	1,297.8	1,679.7
Capitalized research and development	280.0	63.0
Other	822.5	639.3

	4,718.7	4,391.2

Deferred tax liabilities:
Property, plant and equipment	(487.3)	(256.6)
Intangibles	(1,000.3)	(770.6)
Undistributed earnings of subsidiaries	(80.1)	(80.1)
Other	(868.5)	(527.4)

	(2,436.2)	(1,634.7)

Net deferred income tax asset before valuation allowance	2,282.5	2,756.5
Valuation allowance	(852.9)	(603.9)

Net deferred income tax asset	$1,429.6	$2,152.6

        At September 30, 2003, the Company had $1,826.5 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $804.1 million have no expiration, and the remaining $1,022.4 million will expire in future years through 2013. In the U.S., there were approximately $1,256.7 million of federal and $4,376.4 million of state net operating loss carryforwards at September 30, 2003, which will expire in future years through 2023.

        The deferred tax asset valuation allowance increased by approximately $249 million due to the uncertainty of the utilization of certain non-U.S. deferred tax assets. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the balance sheet. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 30, 2003, approximately $119 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these accrued amounts.

Management believes that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on the Company's financial condition, annual results of operations or cash flows.

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

11. Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002, the Company divested of Tyco Capital through the sale of 100% of CIT's common shares in an IPO. Accordingly, the results of Tyco Capital are presented as discontinued operations for all periods. Prior year amounts include Tyco Capital's operating results after June 1, 2001, the date of acquisition of CIT by Tyco.

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

        During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit ratings, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. Further, market-based information used in connection with the Company's preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, the Company performed a SFAS No. 142 first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that time.

        Management's objective in performing the SFAS No. 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, the Company recorded a $4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

        SFAS No. 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment charge of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in a goodwill impairment of $1,867.0 million, which is also included in discontinued operations. Tyco also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to fair value for a total CIT goodwill impairment of $2,125.4 million. This write-down was based upon net IPO proceeds of approximately $4.4 billion, after deducting estimated out of pocket expenses, and is included in the $6,282.5 million loss from discontinued operations. During the fourth quarter of fiscal 2002, Tyco recorded a loss on the sale of Tyco Capital of $58.8 million.

        During fiscal 2003, Tyco recorded income from discontinued operations of $20.0 million. The $20.0 million represented a restitution payment made by Frank E. Walsh Jr. (see Note 18).

Accounting Policies of Discontinued Operations

        Financing and Leasing Assets—Tyco Capital provided funding for a variety of financing arrangements, including term loans, lease financing and operating leases. The amounts outstanding on loans and leases were referred to as finance receivables. Financing and leasing assets consisted of finance receivables, finance receivables held for sale, net book value of operating lease equipment and certain investments.

        At the time of designation for sale, securitization or syndication, assets were classified as finance receivables held for sale. These assets were carried at the lower of aggregate cost or market value.

        Lease Financing—Direct financing leases were recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Operating lease equipment was carried at cost less accumulated depreciation and was depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans and subsequently placed on operating lease was recorded at the lower of carrying value or estimated fair value when acquired. Lease receivables included leveraged leases, for which a major portion of the funding was provided by third-party lenders on a nonrecourse basis, with Tyco Capital providing the balance and acquiring title to the property. Leveraged leases were recorded at the aggregate value of future minimum lease payments plus estimated residual value, less nonrecourse third-party debt and unearned finance income. Management performed periodic reviews of the estimated residual values with impairment, other than temporary, recognized in the appropriate period.

        Reserve for Credit Losses on Finance Receivables—The reserve for credit losses was periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including historical and expected charge-off experience and levels of past due loans and non-performing assets. Changes in economic conditions or other events affecting specific obligors or industries may have necessitated additions or deductions to the reserve for credit losses.

        Charge-off of Finance Receivables—Finance receivables were reviewed periodically to determine the probability of loss. Charge-offs were taken after considering such factors as the borrower's financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers). Such charge-offs were deducted from the carrying value of the related finance receivables. To the extent that an unrecovered balance remained due, a final charge-off was taken at the time collection efforts were no longer deemed useful. Charge-offs were recorded on consumer and certain small ticket commercial finance receivables beginning at 180 days of contractual delinquency based upon historical loss severity.

        Impaired Loans—Impaired loans included primarily large loans that were placed on non-accrual status or any troubled debt restructuring. Loan impairment was defined as any shortfall between the estimated value and the recorded investment in the loan, with the estimated value determined using the fair value of the collateral, if the loan was collateral dependent, or the present value of expected future cash flows discounted at the loan's effective interest rate.

        Securitizations—Pools of assets were originated and sold to independent trusts which, in turn, issued securities to investors backed by the asset pools. Tyco Capital retained the servicing rights and participated in certain cash flows from the pools. The present value of expected net cash flows that exceeded the estimated cost of servicing was recorded at the time of sale as a "retained interest." Subsequent to the recording of retained interests, Tyco Capital reviewed such values on an asset by asset basis at least as often as quarterly. Fair values of retained interests were calculated utilizing current and anticipated credit losses, prepayment speeds and discount rates and were then compared to the respective carrying values. Losses, representing the excess of carrying value over estimated current fair market value, were recorded as impairments and were recognized as a charge to operations. Unrealized gains were not credited to earnings but were reflected in shareholders' equity as part of other comprehensive income.

        Finance income—Includes interest on loans, the accretion of income on direct financing leases, and rents on operating leases. Related origination and other nonrefundable fees and direct origination costs were deferred and amortized as an adjustment of finance income over the contractual life of the transactions. Income on finance receivables other than leveraged leases was recognized on an accrual basis commencing in the month of origination using methods that generally approximated the interest method. Leveraged lease income was recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which Tyco Capital had a positive investment in the transaction, net of related deferred tax liabilities. Rental income on operating leases was recognized on an accrual basis.

        The accrual of finance income on commercial and consumer finance receivables was generally suspended and an account was placed on non-accrual status when payment of principal or interest was contractually delinquent for 90 days or more, or earlier when, in the opinion of management, full collection of all principal and interest due was doubtful.

        Financial Instruments—See the Company's discussion of significant accounting policies included in Note 1 for information related to financial instruments. Additionally, Tyco Capital had derivatives, which were designated as a cash flow hedge. If a derivative was designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative were recorded in other comprehensive (loss) income and were recognized in the Consolidated Statement of Operations when the hedged item affected earnings. Ineffective portions of changes in the fair value of cash flow hedges were recognized as a charge or credit to earnings.

12. Cumulative Effect of Accounting Changes

        As discussed in Note 30, the Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During fiscal 2003, the Company adopted FIN 46 and, accordingly, restructured one of the synthetic leases to meet the requirements of FIN 46 for operating lease accounting. The Company has reclassified the remaining two leases as capital leases and consequently, recorded a cumulative effect adjustment, a $75.1 million loss after-tax ($115.5 million pre-tax) in fiscal 2003 in accordance with the provisions of FIN 46. In addition, four joint ventures within Tyco Infrastructure Services met the consolidation criteria set forth in FIN 46. As a result of both the synthetic lease reclassifications and the joint venture consolidations, the Company has increased property, plant and equipment, net, by $433.8 million and total debt by $562.2 million (effective July 1, 2003).

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

        During fiscal 2003 and 2002, the Company recognized $249.4 million and $294.2 million, respectively, of revenue that had previously been included in the SAB 101 cumulative effect adjustment recorded as of October 1, 2000. The impact of SAB 101 on net revenues in fiscal 2001 was a net decrease of $241.1 million, reflecting the deferral of $520.5 million of fiscal 2001 revenues, partially offset by the recognition of $279.4 million of revenue that is included in the cumulative effect adjustment as of the beginning of fiscal 2001.

        The Company recorded a cumulative effect adjustment, a $29.7 million loss, net of zero tax, in fiscal 2001 in accordance with the transition provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

13. Earnings (Loss) Per Common Share

        The reconciliations between basic and diluted earnings (loss) per common share are as follows ($ in millions, except per share data):

	For the Year Ended September 30, 2003			For the Year Ended September 30, 2002			For the Year Ended September 30, 2001
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1,034.7	1,995.0	$0.52	$(2,838.2)	1,988.5	$(1.43)	$3,894.9	1,806.9	$2.16
Stock options, restricted shares and deferred stock units	—	5.3		—	—		—	21.4
Exchange of convertible debt due 2010	0.9	2.4		—	—		1.1	3.3

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$1,035.6	2,002.7	$0.52	$(2,838.2)	1,988.5	$(1.43)	$3,896.0	1,831.6	$2.13

        The computation of diluted earnings per common share in fiscal 2003 excludes the effect of the potential exercise of options to purchase approximately 110.1 million shares because the effect would be anti-dilutive. Diluted earnings per common share for fiscal 2003 excludes 33.0 million shares related to the Company's zero coupon convertible debentures due 2020 because conversion conditions have not been met. Diluted earnings per common share for fiscal 2003 also excludes 94.2 million shares and 49.3 million shares related to the Company's convertible senior debentures due 2018 and 2023, respectively, because the effect would be anti-dilutive.

        The computation of diluted loss per common share in fiscal 2002 excludes the effect of the potential exercise of options to purchase approximately 10.0 million shares and the potential exchange of convertible debt due 2010 for 2.9 million shares, because the effect would be anti-dilutive. Diluted loss per common share for fiscal 2002 also excludes 47.5 million and 22.4 million shares related to the Company's zero-coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

        The computation of diluted earnings per common share in fiscal 2001 excludes the effect of the potential exercise of options to purchase approximately 12.2 million shares because the effect would be anti-dilutive. Diluted earnings per common share for fiscal 2001 also excludes 48.0 million and 26.4 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

14. Sale of Accounts Receivable

        Tyco has several programs under which it sells participating interests in accounts receivable to investors who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the Company sells new receivables. The Company has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. At September 30, 2003, the availability under these programs is $1,025 million. At September 30, 2003 and 2002, $803 million and $933 million, respectively, was utilized under the programs. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds are less than the face amount of accounts receivable sold by an amount that approximates the cost that would be incurred if commercial paper were issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such discount aggregated $29.0 million, $17.0 million, and $25.3 million, or 3.5%, 2.7%, and 5.3% of the weighted-average balance of the receivables outstanding, during fiscal 2003, 2002 and 2001, respectively. The Company retains collection and administrative responsibilities for the participating interests in the defined pool. Also, some of our international businesses sell accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under these arrangements was $202 million and $157 million at September 30, 2003 and 2002, respectively.

        As a result of the rating agencies' downgrade of Tyco's debt in June 2002, investors of one of our accounts receivable programs have the option to discontinue reinvestment in new receivables and terminate the program. However, the investors have not exercised this option. The amount outstanding under this program was $103.2 million and $132.4 million at September 30, 2003 and 2002, respectively.

15. Available-for-Sale Investments

        At September 30, 2003 and 2002, Tyco had available-for-sale equity investments with a fair market value of $23.2 million and $24.6 million and a cost basis of $25.5 million and $32.4 million, respectively. As of September 30, 2003, there were gross unrealized losses of $5.7 million and the gross unrealized gains of $3.5 million associated with these investments. As of September 30, 2002, there were gross unrealized losses of $8.2 million and the gross unrealized gains of $0.4 million associated with these investments. These amounts have been included as a separate component of shareholders' equity. See Note 8 for discussion of realized losses on equity investments.

16. Assets Held for Sale

        During the fourth quarter of fiscal 2003, the Company initiated a divestiture program through which it plans to dispose of some non-core businesses. As part of this divestiture program, Tyco intends to sell the TGN. The Company plans to exit the TGN business because it has decided not to invest further in this industry which it believes is in need of consolidation. The Company plans to retain ownership of the construction and maintenance portion of Tyco Submarine Telecommunications. In connection with the decision to sell the TGN, the Company has written down the carrying value for the network to net realizable value and accordingly, has recorded a loss on impairment of $664.3 million, which is further discussed in Note 6. Fiscal 2003 revenues and operating loss for the TGN business were $14.4 million and $799.8 million, respectively. The $799.8 million includes the $664.3 million impairment described above and restructuring charges of $20.1 million. The following table presents balance sheet information for the TGN business held for sale at September 30, 2003 ($ in millions):

Accounts receivable	$9.2
Other current assets	26.4
Other assets	11.9

Total assets	$47.5

Accounts payable	$32.7
Accrued expenses and other current liabilities	120.8
Deferred revenue	63.4
Other long-term liabilities	4.5

Total liabilities	$221.4

17. Goodwill and Intangible Assets

        Goodwill was $25,938.7 million and $26,020.5 million at September 30, 2003 and 2002, respectively. The changes in the carrying amount of goodwill for fiscal 2002 and 2003 are as follows ($ in millions):

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2001	$5,914.3	$7,739.6	$6,131.0	$2,924.5	$699.1	$23,408.5
Goodwill related to acquisitions	2,002.2	1,090.4	471.0	253.2	10.1	3,826.9
Goodwill written-off related to divestitures	(0.3)	—	(55.4)	—	—	(55.7)
Goodwill impairment	—	(1,024.5)	—	(319.2)	—	(1,343.7)
Currency translation adjustments	87.5	35.4	2.5	55.6	3.5	184.5

Balance at September 30, 2002	8,003.7	7,840.9	6,549.1	2,914.1	712.7	26,020.5
Reversal of purchase accounting liabilities and fair value adjustments	(232.4)	(74.1)	(131.2)	(40.0)	(2.8)	(480.5)
Goodwill related to acquisitions	4.2	2.6	0.8	10.5	—	18.1
Goodwill written-off related to divestitures	(0.1)	—	(3.6)	—	—	(3.7)
Goodwill impairment	—	(278.4)	—	—	—	(278.4)
Currency translation adjustments	351.5	96.3	16.4	191.2	7.3	662.7

Balance at September 30, 2003	$8,126.9	$7,587.3	$6,431.5	$3,075.8	$717.2	$25,938.7

Fiscal 2003

        As discussed in Note 3, during fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. As a result, the goodwill within the previous Healthcare and Specialty

Products segment was reassigned based on the relative fair value of the new reporting units within each new segment. No impairments resulted from this reevaluation.

        The Company performed its annual impairment assessments for all reporting units as of July 1, 2003. This assessment also resulted in no goodwill impairment.

        In the fourth quarter of fiscal 2003, the Company reorganized its reporting structure (see Note 1). As part of that reorganization, the Company finalized a plan in September 2003, to sell TGN, the major operating asset of the Tyco Submarine Telecommunications business previously included in the Electronics segment. The Company plans to exit the TGN business because it has decided not to invest further in this industry. The reorganization resulted in a change in the composition of its reporting units. As a result, goodwill was reassigned to the new reporting units using a relative fair value allocation approach, resulting in the recognition of impairment charges of $278.4 million in Power Systems, Electrical Contracting Services and the Printed Circuit Group. This charge was based on a valuation performed by a third party using an income approach based on the present value of estimated future cash flows of each of the reporting units. After the impairment write-off, there is no goodwill remaining at the Power Systems and Printed Circuit Group reporting units.

Fiscal 2002

        Under the transition provisions of SFAS No. 142, our transitional benchmark analysis concluded that there was no goodwill impairment at October 1, 2001. However, during the quarter ended March 31, 2002, the Electronics segment recorded a charge of $2,218.4 million related to the impairment of the TGN, as a result of the fiber optic capacity available in the market significantly exceeding overall market demand, thereby creating sharply declining prices and reduced cash flows. For additional information on the TGN impairment charge, see Note 6. An updated goodwill valuation was completed as of March 31, 2002 for Tyco Submarine Telecommunications. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Submarine Telecommunications reporting unit's goodwill at that date.

        During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to the Company's reporting units. Tyco experienced disruptions to its business surrounding the termination of its previously announced break-up plan, the resignation of its chief executive officer, further downgrades in its credit ratings and an additional decline in its market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at the Company's corporate offices and negative publicity about Tyco, as evidenced by the decline in the Company's total market capitalization. This resulted in an estimated goodwill impairment of $844.4 million, $607.7 million relating to Submarine Tyco Telecommunications and $236.7 million relating to Tyco Infrastructure Services, a reporting unit within the Engineered Products and Services segment.

        During the quarter ended September 30, 2002, step two analyses, as prescribed by SFAS No. 142 were completed for the Tyco Submarine Telecommunications and Tyco Infrastructure Services reporting units. This resulted in an incremental goodwill impairment on continuing operations of $162.0 million

($79.5 million relating Tyco Submarine Telecommunications and $82.5 million relating to Tyco Infrastructure Services).

        During the quarter ended September 30, 2002, circumstances associated with the restructuring charges related to the Submarine Telecommunications reporting unit indicated potential further impairment of the value of goodwill of this reporting unit. An updated valuation using an income approach based on the present value of future cash flows was completed as of September 30, 2002. The valuation resulted in an additional goodwill impairment on continuing operations of $337.3 million. Following the impairments recorded during fiscal 2002 totaling $1,343.7 million, there is no goodwill remaining at the Tyco Submarine Telecommunications and Tyco Infrastructure Services reporting units.

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

        Following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for fiscal 2001 ($ in millions, except per share data):

	Fiscal 2001
	Earnings	Basic Earnings Per Share	Diluted Earnings Per Share
Income from continuing operations	$3,894.9	$2.16	$2.13
Goodwill amortization expense, net of tax	501.9	0.28	0.27

Adjusted income from continuing operations	$4,396.8	$2.43	$2.40

Income before cumulative effect of accounting changes	$4,147.4	$2.30	$2.26
Goodwill amortization expense, net of tax	561.7	0.31	0.31

Adjusted income before extraordinary items and cumulative effect of accounting changes	$4,709.1	$2.61	$2.57

Net income	$3,464.0	$1.92	$1.89
Goodwill amortization expense, net of tax	561.7	0.31	0.31

Adjusted net income	$4,025.7	$2.23	$2.20

        Intangible assets, net were $5,790.0 million and $5,805.8 million at September 30, 2003 and 2002, respectively. Accumulated amortization amounted to $2,492.9 million and $1,655.1 million at

September 30, 2003 and 2002, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	At September 30, 2003			At September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,413.7	$1,737.9	12 years	$3,780.0	$1,191.3	12 years
Intellectual property	3,608.6	692.7	23 years	3,470.8	443.0	21 years
Other	260.6	62.3	27 years	210.1	20.8	28 years

Total	$8,282.9	$2,492.9	18 years	$7,460.9	$1,655.1	17 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        As of September 30, 2003 and 2002, the Company had $130.4 million and $140.1 million, respectively, of intellectual property, not subject to amortization. These balances consist primarily of trademarks acquired from Sensormatic. As of September 30, 2002, the Company had $0.2 million customer relationships that are not subject to amortization and as of September 30, 2003 and 2002, the Company had $28.3 million and $26.2 million, respectively, of other intangible assets that are not subject to amortization.

        Intangible asset amortization expense for fiscal 2003, fiscal 2002 and fiscal 2001 was $725.0 million, $620.9 million and $399.3 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $700 million for fiscal 2004, $600 million for fiscal 2005, $550 million for fiscal 2006, $500 million for fiscal 2007, and $450 million for fiscal 2008.

        See Note 6 for information regarding the impairment of intangible assets.

18.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued except for outstanding loans, for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. The loans are not collateralized and bear interest, payable annually, at a rate based on the six month LIBOR, calculated annually as the average of the 12 rates in effect on the first day of the month. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company issued mortgages to certain employees under employee relocation programs. These mortgages are generally payable in 15 years and are collateralized by the underlying property. During fiscal 2003 and fiscal 2002, the maximum amount outstanding under these programs was $82.4 million and $117.5 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $78.5 and $88.1 million at September 30, 2003 and 2002, respectively. Certain of the above loans totaling $23.9 million and $30.3 million at September 30,

2003 and 2002, respectively, are non-interest bearing. Interest income on interest bearing loans totaled $0.5 million, $5.5 million, and $1.3 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        During fiscal 2003, the Company engaged in commercial transactions in the normal course of business with companies where our Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation, VF Corporation, Verizon Communications, Inc., Imperial Chemical Industries PLC and MicroWarehouse, Inc. Sandra S. Wijnberg, a member of Tyco's Board of Directors, is an executive officer of Marsh & McClennan Companies, Inc. George W. Buckley, a Director, is an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Bruce S. Gordon, a Director, is an officer of Verizon Communications, Inc. Brendan R. O'Neill and Jerome B. York, both Directors, were executive officers of Imperial Chemical Industries PLC and MicroWarehouse, Inc., respectively, at the time of these commercial transactions. Purchases from Marsh & McLennan Companies, Inc. and Imperial Chemical Industries PLC during fiscal 2003 were approximately $18 million and $16 million, respectively. Purchases from other companies noted above during fiscal 2003 aggregated less than $15 million.

        During fiscal 2002, L. Dennis Kozlowski, our former Chairman and Chief Executive Officer (until June 2002), had outstanding loans from Tyco. The rate of interest charged on such loans was 1.91%. The amount outstanding under these loans, plus accrued interest, was $48.0 million and $47.0 million at September 30, 2003 and 2002, respectively.

        During fiscal 2002, Mark H. Swartz, a former director and our former Chief Financial Officer, had outstanding loans from Tyco. The rate of interest charged on such loans was 2.11%. The maximum amount outstanding under these loans during fiscal 2002 was $25.0 million plus accrued interest of $1.6 million and such loans were repaid in full prior to September 30, 2002.

        Tyco authorized compensation arrangements to Messrs. Kozlowski and Swartz in fiscal 2001. In connection with such arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11 year period beginning in fiscal 2001. In 2001, amended policies were executed providing for additional Company paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. In fiscal 2001, the Company deposited $30.8 million into a consolidated rabbi trust to fund premiums on the policies. The Consolidated Financial Statements include charges of $26.7 million related to the initial awards for Mr. Kozlowski and $13.6 million for Mr. Swartz in fiscal 2001 and charges of $4.9 million for Mr. Kozlowski and $2.1 million for Mr. Swartz in fiscal 2002 under the policy, as amended. The Consolidated Financial Statements include charges of $6.4 million for Mr. Kozlowski in fiscal 2003. In the event the investment options within the policies do not earn specified interest amounts, Tyco has guaranteed a supplemental premium payment amounting to ensure a 10% annual return on the cash surrender value, and any unpaid premiums. This liability is accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $24.6 million, which represented the present value of the annual premium amounts at his termination date for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making the premium payments. The Company has accrued $53.1 million and $46.6 million on our Consolidated Balance Sheets as of September 30, 2003 and 2002, respectively, in connection with these arrangements, of which $23.4 million is held in the rabbi trust as of September 30, 2003. Tyco's ability to withdraw monies for purposes other than premium payments from the rabbi trust requires Mr. Kozlowski's approval. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. We have filed affirmative actions against Messrs. Kozlowski and Swartz, seeking disgorgement of all benefits under these executive life insurance policies. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit.

        Mark A. Belnick, our former Executive Vice President and Chief Corporate Counsel, had outstanding loans from Tyco. The maximum amount outstanding under these loans during fiscal 2003 and fiscal 2002 was $14.8 million and $16.5 million, respectively. The amount outstanding at both September 30, 2003 and 2002 was $14.8 million. Of the $14.8 million, $14.5 million is a non-interest bearing mortgage loan collateralized by real estate and $0.3 million is in the form of an interest bearing promissory note. The interest rate on the promissory note was 2.78% for both fiscal 2003 and fiscal 2002.

        Richard J. Meelia, the President of Tyco Healthcare had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.23% and 2.06% for fiscal 2003 and fiscal 2002, respectively. The maximum amount outstanding under this loan during fiscal 2003 and fiscal 2002 was $18.2 thousand and $1.7 million, respectively. The amount outstanding at September 30, 2002 was $18.2 thousand and such loan was repaid in full prior to September 30, 2003.

        During fiscal 2002, Robert P. Mead, the President of Tyco Engineered Products and Services, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.9 million and such loan was repaid in full prior to September 30, 2002.

        During fiscal 2002, Jerry R. Boggess, the former President of Tyco Fire and Security, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during fiscal 2002 was $0.4 million and such loan was repaid in full prior to September 30, 2002.

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

        Tyco and certain of our former directors are defendants in four pending actions purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain former directors of Tyco and against Tyco as a nominal defendant in connection with alleged improper conduct of former officers of Tyco relating to the use of our funds, our Key Employee Loan Program and assets. The ultimate resolution of these actions is not yet determinable.

        We filed civil complaints against L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, Mark A. Belnick, our former Executive Vice President and Chief Corporate Counsel, and Mark H. Swartz, our former Chief Financial Officer, for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions or other improper conduct.

        In June 2002, we filed a civil complaint against Frank E. Walsh, Jr. for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which went to Mr. Walsh with the balance going to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the Securities and Exchange Commission in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. Our claims against Mr. Walsh are still pending.

19. Debt

        Debt is as follows(1) ($ in millions):

	September 30, 2003	September 30, 2002
Bank credit agreement(2)	$—	$—
Variable-rate unsecured term loan from banks due 2003(3)	—	3,855.0
6.25% public Dealer Remarketable Securities with a 2003 put option(4)	—	751.9
Floating rate private placement notes due 2003	—	493.8
4.95% notes due 2003	—	565.1
6.0% notes due 2003(8)	72.8	72.7
Zero coupon convertible senior debentures with a November 2003 put option(5)(8)	2,476.5	3,519.1
5.875% public notes due 2004	400.0	399.9
4.375% Euro denominated notes due 2004	573.4	487.4
6.375% public notes due 2005	749.3	748.8
6.75% notes due 2005	76.7	76.7
6.375% public notes due 2006	998.5	997.8
Variable rate unsecured revolving credit facility due 2006	2,000.0	2,000.0
5.8% public notes due 2006	696.8	695.7
6.125% Euro denominated public notes due 2007	686.7	583.9
6.5% notes due 2007	99.5	99.3
2.75% convertible senior debentures with a 2008 put option(6)	3,000.0	—
6.125% public notes due 2008	398.5	398.2
8.2% notes due 2008	388.8	388.4
5.50% Euro denominated notes due 2008	784.1	666.6
6.125% public notes due 2009	391.8	394.7
Zero coupon convertible subordinated debentures due 2010	27.0	26.3
6.75% public notes due 2011	998.4	998.2
6.375% public notes due 2011	1,499.6	1,499.6
6.50% British pound denominated public notes due 2011	338.9	286.5
7.0% debentures due 2013	86.3	86.2
3.125% convertible senior debentures with a 2015 put option(6)	1,500.0	—
Zero coupon convertible senior debentures due 2021(7)	0.7	1,944.6
7.0% public notes due 2028	497.0	496.9
6.875% public notes due 2029	789.1	788.6
6.50% British pound denominated public notes due 2031	470.4	441.4
Other(8)(9)	968.3	484.8

Total debt	20,969.1	24,248.1
Less current portion	2,718.4	7,719.0

Long-term debt	$18,250.7	$16,529.1

(1)
Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2)
In January 2003, Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility, which is fully and unconditionally guaranteed by Tyco and certain of its subsidiaries and is guaranteed in part by various subsidiaries of TIG, has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating and in the market price of one of its outstanding debt securities. TIG also pays a commitment fee of 0.50% annually on any unused portion of the line of credit. The facility was not utilized in fiscal 2003.

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

(5)
In November 2000, Tyco issued $4,657.5 million principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374.0 million. The debentures accrete interest at a rate of 1.5% per annum. During fiscal 2003, Tyco purchased $1,085.7 million (par value $1,415.2 million) of the debentures for cash of approximately $1,062.8 million. On November 17, 2003, holders of principal amount at maturity of $3,196.7 million notified Tyco that they had exercised their option to require Tyco to repurchase their notes at a price of $775.66 per $1,000 principal at maturity representing the accreted value of the notes on that date. On November 18, 2003, Tyco purchased these notes for cash of $2,479.6 million.

(6)
In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time prior to the stated maturity, holders may convert each of their debentures into Tyco common shares at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued but unpaid interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of approximately $4,387.5 million, before out-of-pocket expenses, from these debentures were used primarily to repay debt.

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

(8)
These instruments, plus $169.1 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2003.

(9)
Includes $562.2 million of debt recorded in connection with the adoption of FIN 46 (see Note 30).

        Our bank credit agreements contain a number of financial covenants, such as interest coverage and leverage ratios, and restrictive covenants that limit the amount of debt we can incur and restrict our ability to pay dividends or make other payments in connection with our capital stock, to make acquisitions or investments, to pledge assets and to prepay debt that matures after December 31, 2004. Specifically, TIG is the borrower under a 5-year, $2.0 billion revolving credit facility that contains a financial covenant based on the Company's leverage ratio. The maximum allowable leverage ratio as defined under this agreement is 52.5%. At September 30, 2003, this ratio declined to 46.3% from 51.3% at September 30, 2002. We also have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks. None of these covenants are presently considered restrictive to our operations.

        The fair value of debt was approximately $21,656.0 million (book value of $20,969.1 million) and $21,934.6 million (book value of $24,248.1 million) at September 30, 2003 and 2002, respectively, based on discounted cash flow analyses using current market interest rates.

        The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $2,718.4 in fiscal 2004, $2,258.6 in fiscal 2005, $3,949.2 in fiscal 2006, $704.0 in fiscal 2007, and $122.6 in fiscal 2008.

        The weighted-average rate of interest on all debt was 4.89% and 4.69% at September 30, 2003 and 2002, respectively. The weighted-average rate of interest on all variable debt was 5.93% and 4.71% at September 30, 2003 and 2002, respectively. The impact of Tyco's interest rate swap activities on its weighted-average borrowing rate was not material in any year. The impact on Tyco's reported interest expense was a reduction of zero, $116.1 million and $9.7 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

20.    Guarantees

        The Company may, from time to time, enter into sales contracts whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk," the Company accrues a liability based on historical loss data. As of September 30, 2003, $3.2 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with a financially viable third-party financier; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

        The Company's Fire and Security business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the service itself. Therefore, the Company's exposure would be the cost of any services performed, which would not have a material effect to the Company's financial position or annual results of operations. Because it is not probable that the Company will have to make any payments or perform any services pursuant to the guarantee, it has not recorded any obligation related to the guarantee. The contract was entered into in July 2002 and expires at the end of the warranty period, July 2004. If the third-party sub-contractor does not perform its obligations, Tyco may consider withholding any future payment for work performed by the contractor.

        The Company, in disposing of assets or businesses, often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, annual results of operations or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 22 for a discussion of these liabilities.

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million and has accrued $10.4 million and $4.4 million as of September 30, 2003 and 2002, respectively, based on its estimate of fair value of the vessels (see Note 22).

        Due to the Company's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position, annual results of operations or cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, annual results of operations or cash flows.

        The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. For further information on estimated product warranty, see Note 1.

        Following is a roll forward of the Company's warranty accrual for the year ended September 30, 2003 ($ in millions).

Balance at September 30, 2002	$493.6
Accruals for warranties issued during the year	40.7
Changes in estimates related to pre-existing warranties	11.4
Settlements made	(166.0)
Additions due to acquisitions	0.6

Balance at September 30, 2003	$380.3

        Settlements made include spending of $103.5 million by the Engineered Products and Services segment in connection with a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP was initiated in fiscal 2001 and relates to the recall of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler. Identification and investigation of problems with the sprinkler heads commenced prior to Tyco's acquisition. All affected sprinkler heads are replaced over a 5-7 year period free of charge to property owners.

21. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, long-term investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, long-term investments and accounts payable approximated book value at September 30, 2003 and 2002. See Note 19 for the fair value estimates of debt.

        In accordance with SFAS No. 133, as amended, all derivative financial instruments are reported on the Consolidated Balance Sheet at fair value, and changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met. While it is not the Company's intention to terminate its derivative financial instruments, based on their estimated fair values, the termination at September 30, 2003 would have resulted in proceeds of $44.2 million for forward and option foreign currency exchange contracts, no proceeds for forward commodity contracts, and proceeds of $20.9 million for interest rate swaps. The termination at September 30, 2002 would have resulted in proceeds of $34.0 million for forward and option foreign currency exchange contracts, payments of $1.2 million for forward commodity contracts, and proceeds of $2.5 million for interest rate swaps. At September 30, 2003 and 2002, the book values of derivative financial instruments recorded on the Consolidated Balance Sheets approximate fair values.

Interest Rate Exposures

        The Company uses interest rate swaps to hedge its exposure to interest rate risk by exchanging fixed rate interest on certain of its debt for variable rate amounts. These interest rate swaps are designated as fair value hedges. Certain of the Company's interest rate swaps entered into during fiscal 2003, as assessed using the short-cut method under SFAS No. 133, were highly effective. The ineffective element of the gains and losses on certain other interest rate swaps during fiscal 2002, totaling a net gain of $116.1 million, has been recognized in interest expense, net, along with the effective element of the changes in fair value of the interest rate swaps and the related hedged debt.

Other

        Tyco uses various options, swaps and forwards not designated as hedging instruments under SFAS No. 133 to hedge the impact of the variability in the price of raw materials, such as copper and other commodities, and the impact of the variability in foreign exchange rates on accounts and notes receivable, accounts payable, intercompany loan balances and forecast transactions denominated in certain foreign currencies.

22.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2050. Rental expense under these leases and leases for equipment was $861.8 million, $848.9 million and $634.7 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. At September 30, 2003, the minimum lease payment obligations under non-cancelable operating leases were as follows $714.2 million in fiscal 2004, $563.2 million in fiscal 2005, $421.4 million in fiscal 2006, $303.1 million in fiscal 2007, and $227.8 million in fiscal 2008 and an aggregate of $1,030.1 million in fiscal years 2009 through 2050. These payments include obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $235 million.

        At September 30, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at September 30, 2003, as the outcome of this contingency cannot be reasonably determined.

        TIG entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility was not utilized in fiscal 2003.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or annual results of operations.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current Board of Directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee

Retirement Income Security Act ("ERISA") actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations or cash flows. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse settlement of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Opportunity Employment Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. In addition, while we believe we have adequately responded to a Governmental Services Administration ("GSA") action questioning whether Tyco lacked the present responsibility to be a government contractor due to concerns the GSA has expressed as a result of the alleged serious criminal misconduct of our former Chief Executive Officer, Chief Financial Officer and General Counsel, the GSA has reserved the right to take appropriate actions if additional information warrants it. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse settlement of these matters.

        Tyco and our subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, annual results of operations or cash flows.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2003, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $142 million to $451 million. As of September 30, 2003, Tyco concluded that the best probable estimate within this range is approximately $270 million, of which $32 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $270 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, annual results of operations or cash flows.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2003, there were approximately 14,000 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, annual results of operations or cash flows.

23.    Retirement Plans

        Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost (income) is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current employees. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The following tables exclude amounts related to the discontinued operations of CIT for all periods presented.

        The net periodic benefit cost (income) for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

	U.S. Plans
	2003	2002	2001
Service cost	$25.5	$19.2	$28.2
Interest cost	131.0	134.2	127.7
Expected return on plan assets	(99.2)	(123.4)	(170.6)
Recognition of initial net asset	(1.0)	(1.0)	(1.0)
Recognition of prior service cost	2.8	0.8	0.6
Recognition of net actuarial loss (gain)	39.0	8.8	(11.3)
Curtailment/settlement loss (gain)	9.7	1.4	(56.8)
Cost of special termination benefits	0.2	1.6	0.6

Net periodic benefit cost (income)	$108.0	$41.6	$(82.6)

	Non-U.S. Plans
	2003	2002	2001
Service cost	$85.0	$69.0	$65.4
Interest cost	101.3	88.1	79.2
Expected return on plan assets	(74.7)	(81.8)	(96.8)
Recognition of initial net obligation	0.5	0.1	0.2
Recognition of prior service cost	1.0	0.9	1.7
Recognition of net actuarial loss	43.1	15.1	0.5
Curtailment/settlement loss (gain)	8.7	(2.3)	3.0
Cost of special termination benefits	1.2	2.4	16.2

Net periodic benefit cost	$166.1	$91.5	$69.4

        The curtailment/settlement gains in fiscal 2001 in the U.S. relate primarily to the freezing of certain pension plans. These curtailment/settlement gains have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The net pension amount recognized on the Consolidated Balance Sheet at September 30, 2003 and 2002 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$2,048.1	$1,832.5	$1,938.3	$1,571.9
Service cost	25.5	19.2	85.0	69.0
Interest cost	131.0	134.2	101.3	88.1
Employee contributions	—	—	10.7	9.9
Plan amendments	1.2	24.6	1.3	1.1
Actuarial loss	221.3	203.2	159.6	210.9
Benefits and administrative expenses paid	(153.2)	(155.9)	(70.7)	(74.8)
Acquisitions	—	15.6	17.9	12.9
Plan curtailments	(1.6)	(20.7)	2.0	(4.9)
Plan settlements	(28.7)	(6.2)	(32.0)	(20.0)
Special termination benefits	0.2	1.6	1.2	2.4
Currency translation adjustment	—	—	199.3	71.8

Benefit obligation at end of year	$2,243.8	$2,048.1	$2,413.9	$1,938.3

	U.S. Plans		Non-U.S. Plans
	2003	2002	2003	2002
Change in plan assets
Fair value of plan assets at beginning of year	$1,253.7	$1,452.3	$1,039.8	$1,111.4
Actual return on plan assets	183.5	(56.0)	118.6	(114.4)
Employer contributions	248.8	19.5	92.6	86.8
Employee contributions	—	—	10.7	9.9
Acquisitions	—	—	5.0	2.4
Plan settlements	(28.7)	(6.2)	(32.0)	(20.0)
Benefits paid	(142.5)	(144.5)	(66.2)	(71.3)
Administrative expenses paid	(10.7)	(11.4)	(4.5)	(3.5)
Currency translation adjustment	—	—	98.7	38.5

Fair value of plan assets at end of year	$1,504.1	$1,253.7	$1,262.7	$1,039.8

Funded status	$(739.7)	$(794.4)	$(1,151.2)	$(898.5)
Unrecognized net actuarial loss	751.1	650.5	858.6	737.3
Unrecognized prior service cost	28.5	30.2	5.5	5.8
Unrecognized transition asset	(1.0)	(2.0)	(5.5)	(4.8)

Net amount recognized	$38.9	$(115.7)	$(292.6)	$(160.2)

        The net pension amounts recognized on the Consolidated Balance Sheet at September 30, 2003 and 2002 for all U.S. and non-U.S. defined benefit plans is as follows ($ in millions).

	U.S. Plans		Non-U.S. Plans
	2003	2002	2003	2002
Amounts recognized on the Consolidated Balance Sheets
Prepaid benefit cost	$3.7	$5.1	$26.8	$148.2
Accrued benefit liability	(711.5)	(753.1)	(851.6)	(746.4)
Intangible asset	21.1	19.6	7.2	6.2
Accumulated other comprehensive income	725.6	612.7	525.0	431.8

Net amount recognized	$38.9	$(115.7)	$(292.6)	$(160.2)

Weighted-average assumptions
Discount rate	6.00%	6.75%	4.85%	5.09%
Expected return on plan assets	8.49%	8.74%	6.89%	7.37%
Rate of compensation increase	4.30%	4.27%	3.42%	3.49%

        The amounts in the tables above include defined benefit arrangements for certain current key executive officers.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,236.7 million, $2,200.5 million and $1,496.4 million, respectively, at September 30, 2003 and $2,038.0 million, $1,980.9 million and $1,242.5 million, respectively, at September 30, 2002.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,277.3 million, $1,936.4 million and $1,133.5 million, respectively, at September 30, 2003 and $1,702.6 million, $1,423.3 million and $831.7 million, respectively, at September 30, 2002.

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $22.8 million, $17.1 million and $6.4 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2003 were $54.1 million and $27.7 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2002 were $50.6 million and $25.9 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company. For further information, see Note 18.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Pension expense for the defined contribution plans is computed as a percentage of participants' compensation and was $184.0 million, $179.9 million and $152.8 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $4.0 million, $16.1 million and $9.3 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense was $17.4 million, $15.9 million and $10.3 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Total deferred compensation liabilities were $189.0 million, $182.3 million and $292.3 million for fiscal 2003, fiscal 2002 and fiscal 2001. The Company has established a Rabbi Trust that is currently funded through corporate-owned life insurance policies. The Rabbi Trust assets, which are consolidated, are available to pay plan benefits and are subject to the claims of the Company's creditors in the event of the Company's insolvency. The cash surrender value of these policies, net of outstanding loans, included in other noncurrent assets on the Consolidated Balance Sheet were $231.7 million, $316.0 million and $328.6 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The employees are general creditors of the Company with respect to these benefits.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide on-going eligibility for such benefits. The following tables exclude amounts related to the discontinued operations of CIT for all periods presented.

        Net periodic postretirement benefit cost reflects the following components ($ in millions):

	2003	2002	2001
Service cost	$2.0	$1.8	$3.4
Interest cost	23.5	22.5	22.7
Expected return on assets	(0.3)	(0.4)	(0.3)
Recognition of prior service credit	(3.3)	(3.5)	(2.5)
Recognition of net actuarial loss (gain)	7.1	—	(1.7)
Curtailment/Settlement (gain) loss	(2.3)	—	0.4

Net periodic postretirement benefit cost	$26.7	$20.4	$22.0

        The components of the accrued postretirement benefit obligation, substantially all of which are unfunded, are as follows ($ in millions):

	September 30,
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$355.4	$332.6
Service cost	2.0	1.8
Interest cost	23.5	22.5
Amendments	(14.3)	0.7
Actuarial loss	71.0	32.5
Acquisition	—	(1.1)
Plan Curtailments	(4.6)	—
Expected net benefits paid	(36.2)	(33.6)
Currency translation adjustment	1.1	—

Benefit obligation at end of year	$397.9	$355.4

Change in plan assets
Fair value of assets at beginning of year	$4.7	$5.2
Employer contributions	35.8	33.5
Payment of benefits from plan assets	(36.2)	(33.6)
Actual return on plan assets	0.4	(0.4)

Fair value of plan assets at end of year	$4.7	$4.7

Funded status	$(393.2)	$(350.7)
Unrecognized net loss	110.6	47.5
Unrecognized prior service cost	(36.1)	(24.0)

Accrued postretirement benefit cost	$(318.7)	$(327.2)

        For measurement purposes, in fiscal 2003, an 11.55% composite annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5.00% by the year 2011 and remain at that level thereafter. At year-end, the composite annual rate of increase in health care benefit costs was increased to 12.71%, decreasing to 5.00% by the year 2013. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on income ($ in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$1.4	$(1.2)
Effect on accumulated postretirement benefit obligation	25.2	(22.1)

        The combined weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.52% and 6.75% at September 30, 2003 and 2002, respectively.

24.    Preference Shares

        Tyco has authorized 125,000,000 preference shares, par value of $1 per share, at September 30, 2003 and 2002, of which one such share was issued and designated a special voting preference share in connection with the purchase of CIT in June 2001. This preference share provided a mechanism by which the holders of outstanding exchangeable shares exercise their voting, dividend and liquidation rights, which were equivalent to those of Tyco common shareholders, except that each exchangeable share was equivalent to 0.6907 of a Tyco common share. In connection with the IPO of CIT, the exchangeable shares were redeemed effective July 5, 2002 through the issuance of 3,243,322 Tyco common shares. As a result, no one is entitled to exercise the rights attaching to the preference share.

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

25.    Shareholders' Equity

        Shares owned by subsidiaries are treated as treasury shares and are recorded at cost.

        In fiscal 2001, Tyco sold 39 million common shares for approximately $2,198.0 million in an underwritten public offering. Net proceeds from the offering were $2,196.6 million and were used to repay debt incurred to finance a portion of the acquisition of CIT.

        The total compensation cost expensed for all stock-based compensation awards discussed below was $43.4 million, $89.9 million and $116.8 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Restricted Shares—The Company maintains a restricted share ownership plan, which provides for the award of an initial amount of common shares plus an amount equal to one-half of one percent of the total shares outstanding at the beginning of each fiscal year. At September 30, 2003, there were 59,831,883 shares authorized under the plan, of which 16,223,413 shares had been granted. The number of shares available for issuance under the 1994 Restricted Stock Plan was reduced to 999,524 in October 2002. Common shares are awarded subject to certain restrictions with vesting varying over periods of up to ten years.

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

        The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of September 30, 2003, there were approximately 3.0 million options outstanding and 7.0 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

        Share Options—Tyco has granted employee share options which were issued under two fixed share option plans which reserve common shares for issuance to Tyco's directors, executives and managers. The majority of options have been granted under the Tyco International Ltd. Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options which have been granted under the Incentive Plan to date have generally vested and become exercisable over periods of up to five years from the date of grant and have a maximum term of ten years. Tyco has reserved 140.0 million common shares for issuance under the Incentive Plan. Awards which Tyco becomes obligated to make through the assumption of, or in substitution for, outstanding awards previously granted by an acquired company are assumed and administered under the Incentive Plan but do not count against this limit. At September 30, 2003, there were approximately 25.5 million shares available for future grant under the Incentive Plan. During October 1998, a broad-based option plan for non-officer employees, the Tyco Long-Term Incentive Plan II ("LTIP II"), was approved by the Board of Directors. Tyco has reserved 100.0 million common shares for issuance under the LTIP II. The terms and conditions of this plan are similar to the Incentive Plan. At September 30, 2003, there were approximately 6.3 million shares available for future grant under the LTIP II.

        Options assumed as part of business combination transactions are administered under the Incentive Plan but retain all the rights, terms and conditions of the respective plans under which they were originally granted.

        Share option activity for all Tyco plans from September 30, 2000 to September 30, 2003 is as follows:

	Outstanding	Weighted-Average Exercise Price
At September 30, 2000	95,015,151	$32.01
Assumed from acquisition	19,094,534	33.27
Granted	33,731,727	50.53
Exercised	(21,543,189)	25.32
Canceled	(6,051,186)	41.06

At September 30, 2001	120,247,037	39.44
Assumed from acquisition	10,794,826	83.02
Granted	60,012,080	29.79
Exercised	(8,159,841)	22.88
Canceled	(29,260,509)	45.81

At September 30, 2002	153,633,593	37.80
Granted	26,937,609	14.80
Exercised	(1,460,513)	10.13
Canceled	(30,470,736)	46.38

At September 30, 2003	148,639,953	32.28

        The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life—Years	Number Exercisable	Weighted-Average Exercise Price
$0.00 to $10.00	9,545,030	$9.35	7.1	4,111,697	$8.49
10.01 to 20.00	32,736,317	15.06	8.5	5,775,040	16.93
20.01 to 30.00	33,586,742	24.21	6.9	18,519,967	24.60
30.01 to 40.00	17,587,765	35.58	5.3	17,391,563	35.56
40.01 to 50.00	34,623,076	44.77	7.0	16,106,353	44.82
50.01 to 60.00	17,026,286	52.65	6.6	7,661,565	54.48
60.01 to 142.42	3,534,737	93.55	6.3	3,273,359	92.92

Total	148,639,953	32.28	7.0	72,839,544	36.38

        Deferred Stock Units—The Company granted 1.7 million deferred stock units ("DSU's") under the existing Incentive Plan described above during fiscal 2003 and fiscal 2002, all of which were outstanding at September 30, 2003. DSU's are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted stock grants that vest through the passage of time, the fair market value of the DSU's at the time of the grant is amortized to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of DSU's do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividends in the form of additional DSU's.

        Dividends—Tyco has paid a quarterly cash dividend of $0.0125 per common share since July 1997.

26.    Comprehensive Income (Loss)

        The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity, other than transactions with shareholders. Total comprehensive income (loss) is included in the Consolidated Statements of Shareholders' Equity. The components of accumulated other comprehensive income (loss) are as follows ($ in millions):

	Currency Translation Items	Unrealized (Loss) Gain on Securities		Unrealized (Loss) Gain on Derivative Instruments	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2000	$(798.1)	$1,083.5		$—	$(18.3)	$267.1
Pre-tax current period change	(191.6)	(1,187.4	)(1)	(2.3)	(401.6)	(1,782.9)
Income tax benefit	—	24.8		—	140.6	165.4
Activity of discontinued operations net of tax	(13.3)	—		(63.4)	—	(76.7)

Balance at September 30, 2001	(1,003.0)	(79.1)		(65.7)	(279.3)	(1,427.1)
Pre-tax current period change	92.2	77.0	(2)	1.6	(611.7)	(440.9)
Income tax (expense) benefit	—	(3.2)		—	205.9	202.7
Activity of discontinued operations net of tax	13.3	—		63.4	—	76.7

Balance at September 30, 2002	(897.5)	(5.3)		(0.7)	(685.1)	(1,588.6)
Pre-tax current period change	1,445.4	3.9		2.7	(206.1)	1,245.9
Income tax (expense) benefit	—	(1.9)		—	71.3	69.4

Balance at September 30, 2003	$547.9	$(3.3)		$2.0	$(819.9)	$(273.3)

(1)
Primarily related to Tyco's investment in 360networks, Inc.

(2)
Includes $112.8 million pre-tax ($100.6 million after-tax) reclassification of unrealized losses related to the other than temporary impairment of investments.

27. Supplementary Income Statement Information

        Selected supplementary income statement information is presented below ($ in millions).

	For the Year Ended September 30,
	2003	2002	2001
Company-sponsored research and development	$670.6	$633.4	$572.0
Advertising	$186.6	$180.7	$152.3

28.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions).

	September 30,
	2003	2002
Purchased materials and manufactured parts	$1,095.3	$1,234.6
Work in process	942.7	975.4
Finished goods	2,254.2	2,397.9

Inventories	$4,292.2	$4,607.9

Short-term investments	$51.4	$—
Short-term investments (restricted)	424.9	93.5
Contracts in process	387.2	408.5
Prepaid expenses and other	1,185.3	959.7

Other current assets	$2,048.8	$1,461.7

Land	$563.7	$548.0
Buildings	2,810.1	2,708.8
Subscriber systems	4,930.5	4,614.6
Machinery and equipment	10,146.5	8,467.9
Leasehold improvements	362.7	363.9
Construction in progress	550.0	773.0
Accumulated depreciation	(9,063.7)	(7,615.2)

	10,299.8	9,861.0
Construction in progress—TGN	—	372.9
TGN—placed in service	—	214.3
Accumulated depreciation TGN—placed in service	—	(5.6)

Property, plant and equipment, net	$10,299.8	$10,442.6

Non-current restricted cash	$303.0	$—
Long-term investments	162.1	297.8
Long-term investments (restricted)	45.3	—
Non-current portion of deferred income taxes	2,157.0	1,800.3
Other	1,609.6	1,493.4

Other assets	$4,277.0	$3,591.5

Accrued payroll and payroll related costs (including bonuses)	$861.8	$963.7
Current portion of deferred income taxes	27.9	18.1
Accrued expenses and other	3,109.4	4,366.9

Accrued expenses and other current liabilities	$3,999.1	$5,348.7

Deferred revenue—non-current portion	$1,192.2	$1,195.8
Deferred income taxes	1,554.7	985.6
Income taxes	2,027.7	2,166.9
Other	3,465.1	2,940.6

Other long-term liabilities	$8,239.7	$7,288.9

29.    Supplementary Cash Flow Information

        Selected supplementary cash flow information is presented below ($ in millions).

	For the Year Ended September 30,
	2003	2002	2001
Interest paid	$1,143.0	$943.8	$896.5
Income taxes paid	608.0	668.3	798.9

        Net (repayments of) proceeds from debt consist of the following ($ in millions):

	For the Year Ended September 30,
	2003	2002	2001
Net (repayments of) proceeds from short-term debt	$(7,908.6)	$2,065.2	$(1,947.7)
Proceeds from issuance of long-term debt	4,387.5	5,417.0	11,794.7
Repayment of long-term debt, including debt tenders	(1,097.5)	(5,530.9)	(1,311.4)

	$(4,618.6)	$1,951.3	$8,535.6

30.    Variable Interest Entities

        During fiscal 2003, the Company adopted FIN 46, which requires identification of the Company's participation in VIE's, which are entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns.

        The Company has programs under which it sells machinery and equipment to investors who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN 46.

        As discussed in Note 12, the Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During fiscal 2003, the Company restructured one of the synthetic leases to meet the requirements of FIN 46 for operating lease accounting and reclassified the remaining two leases as capital leases. In addition, the Company evaluated other investments and concluded that four joint ventures that were previously accounted for under the equity method of accounting within Tyco Infrastructure Services, in which we own a minority interest, meet the consolidation criteria set forth in FIN 46. Accordingly, these ventures have been consolidated onto the Company's balance sheet. The following table presents balance sheet information for the VIE's that were included within the Company's Consolidated Balance Sheet under the transitional accounting prescribed by FIN 46 effective July 1, 2003 ($ in millions):

Restricted cash	$21.7
Accounts receivable	7.5
Property, plant and equipment	433.8
Other assets(1)	28.2

Total assets	$491.2

Loans payable and current maturities of long-term debt	$10.6
Accounts payable	2.1
Accrued expenses and other current liabilities(2)	(31.6)
Long-term debt	551.6
Other long-term liabilities(3)	(12.8)
Minority interest	46.4

Total liabilities	566.3

Cumulative effect of accounting change, net of tax	$(75.1)

(1)
Includes the elimination of $16.2 million of equity investments related to joint ventures previously recorded under the equity method which are now consolidated under FIN 46.

(2)
Includes the elimination of $32.7 million of accrued expenses associated with synthetic leases previously recorded as operating leases which are now recorded as capital leases under FIN 46.

(3)
Includes the elimination of $14.7 million of long-term liabilities associated with synthetic leases previously recorded as operating leases which are now recorded as capital leases under FIN 46.

31.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended September 30, 2003 and 2002 ($ in millions, except per share data).

	For the Year Ended September 30, 2003
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenues	$8,927.4	$8,988.5	$9,412.6	$9,472.8
Gross profit	3,195.4	3,133.0	3,398.9	3,182.1
Income (loss) from continuing operations	565.9	124.3	566.5	(222.0)
Net income (loss)	585.9	124.3	566.5	(297.1)
Basic income (loss) per common share:
Income (loss) from continuing operations	0.28	0.06	0.28	(0.11)
Income (loss) per common share	0.29	0.06	0.28	(0.15)
Diluted income (loss) per common share:
Income (loss) from continuing operations	0.28	0.06	0.27	(0.11)
Income (loss) per common share	0.29	0.06	0.27	(0.15)

(1)
Includes net restructuring credits of $3.7 million, of which credits of $0.2 million are included in cost of sales, and charges of $55.1 million which are included in selling, general and administrative expenses. Also includes other income of $1.4 million from the early retirement of debt. Net income also includes income from discontinued operations of $20.0 million, net of tax.

(2)
Includes charges recorded for changes in estimates of $388.7 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (see Changes in Estimates Recorded During the Quarter Ended March 31, 2003 below) and a charge for the impairment of intangible assets of $77.0 million. In addition, includes a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance, which is included in selling, general and administrative expenses. In addition, includes other income of $22.7 million from the early retirement of debt.

(3)
Includes net restructuring credits of $16.5 million, of which credits of $7.0 million are included in cost of sales, a net charge for the impairment of long-lived assets of $0.1 million, and net charges of $43.7 million, of which charges of $20.0 million are included in cost of sales and net charges of $23.7 million are included in selling, general and administrative expenses. In addition, includes a $151.8 million loss from the retirement of debt and $18.7 million of interest income.

(4)
Includes net restructuring and other charges of $7.9 million, of which charges of $9.6 million are included in cost of sales, charges for the impairment of long-lived assets of $737.6 million, charges for the impairment of goodwill of $278.4 million, and other charges totaling $49.8 million, of which $14.0 million is included in cost of sales related to the dismantlement of customers' ADT security systems, and $35.8 million is included in selling, general and administrative expenses primarily related to uncollectible receivables and severance of corporate employees. Also includes charges of $11.5 million for the write-down of investments, an other charge of $0.1 million and a charge of $2.4 million, which is included in interest expense. Net income also includes an after-tax loss of $75.1 million for the cumulative effect of an accounting change.

        Changes in Estimates Recorded During the Quarter Ended March 31, 2003—During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company recorded $388.7 million of pre-tax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimated costs of settling legal, environmental and insurance obligations. The assessments were based on an analysis of the impact of circumstances that occurred during the quarter and on our assessment of the recoverability of certain assets and costs to settle certain liabilities. The assessments include changes in judgments relative to the adequacy of reserves and contingent liabilities. Concurrent with this review process and resulting assessments by management during the quarter, we decided to discontinue existing product lines and terminate an information technology systems implementation project. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

        The impact of the $388.7 million of net charges recorded in the second quarter and included in the Consolidated Statement of Operations for fiscal 2003, is as follows:

Cost of sales	$(110.5)
Selling, general and administrative expense	(243.1)
Restructuring and other credits (charges), net	59.6
Charges for the impairment of long-lived assets	(10.2)

Operating income	(304.2)
Other expense, net	(84.5)

Income from continuing operations before taxes and minority interest	$(388.7)

        The net charges of $388.7 million include $139.6 million related to asset reserve valuations, $95.4 million of increased cost estimates for insurance accruals ($49.3 million for workers' compensation accruals and $46.1 million for product and general liability insurance accruals), $84.1 million related to an other than temporary decline in the value of investments, $62.3 million for other accounting estimate changes described below, environmental accruals of $18.0 million, legal accruals of $20.0 million, other various accruals of $15.2 million, $16.4 million for account write-offs included primarily in selling, general and administrative expenses, where we concluded that the recoverability of various asset balances had become doubtful and $10.2 million write-off representing capitalized external costs of a European financial computer system based on the Company's decision in the second quarter to discontinue the new system under development and continue to use the existing system. The above charges are partially offset by credits of $72.5 million, of which $12.9 million is included in cost of sales, related to restructuring charge reversals (see Note 5) that arose during the second quarter of fiscal 2003.

        The $139.6 million of adjustments for asset valuations includes a $76.4 million write-down of inventories, $51.9 million increase for allowance for doubtful accounts and $11.3 million write-off of subscriber systems. The inventory charge of $76.4 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the second quarter to exit certain product lines in our fire and security business. The increase in the allowance for doubtful accounts of $51.9 million and the write-off of subscriber systems of $11.3 million was primarily due to the further deterioration in the accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems adjustments are included in cost of sales and the allowance for doubtful accounts is included in selling, general and administrative expenses. We do not expect these changes to have an adverse impact on future operations.

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

        The $84.1 million investment write-down, included in other (expense) income, net, primarily consists of a $75.6 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair values of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making their assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. During the quarter ended March 31, 2003, the Company also recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 20). It is possible that the Company may have additional write-downs on other investments if market conditions continue recent negative trends.

        The $62.3 million for other accounting estimates includes a charge to selling, general and administrative expenses of $17.3 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12.1 million to write-down company-owned properties based on real estate assessments and purchase offers received in the second quarter for assets held for sale, $11.5 million of additional severance related to terminated executives, and $21.4 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

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

	For the Year Ended September 30, 2002
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenues	$8,510.5	$8,607.1	$9,099.4	$9,372.8
Gross profit	3,306.1	2,974.8	3,285.6	2,958.0
Income (loss) from continuing operations	1,038.7	(2,085.9)	(395.9)	(1,395.1)
Net income (loss)	1,303.4	(6,408.9)	(2,631.2)	(1,442.8)
Basic income (loss) per common share:
Income (loss) from continuing operations	0.53	(1.05)	(0.20)	(0.70)
Income (loss) per common share	0.66	(3.22)	(1.32)	(0.72)
Diluted income (loss) per common share:
Income (loss) from continuing operations	0.52	(1.05)	(0.20)	(0.70)
Income (loss) per common share	0.65	(3.22)	(1.32)	(0.72)

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

(2)
Includes charges totaling $3,132.7 million. The charges consist of impairment charges of $2,389.2 million primarily related to the write-down of the TGN; restructuring and other charges of $600.1 million, of which $251.3 million is included in cost of sales, primarily related to the write-down of inventory and facility closures within the Electronics segment; a loss on the write-off of investments of $141.0 million; and a loss of $2.4 million relating to the early retirement of debt.

(3)
Includes charges totaling $1,172.4 million. The charges consist of goodwill impairment charges of $844.4 million relating to continuing operations; impairment charges of $125.2 million related primarily to the impairment of property, plant and equipment associated with the termination of a software development project within the Fire and Security segment; net restructuring and other charges of $182.9 million, of which $2.5 million is included in cost of sales, related primarily to the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed, and to a less extent, to severance associated with consolidating and streamlining operations and an accrual for anticipated resolution and disposition of various labor and employment matters within the Fire and Security segment; a write-off of purchased in-process research and development related to the acquisition of Sensormatic of $13.4 million; and a loss on the write-down of investments of $6.5 million.

(4)
Includes charges totaling $2,426.7 million consisting of goodwill impairment charges of $499.3 million relating to continuing operations; net restructuring and other charges of $1,066.0 million, of which $375.8 million is included in cost of sales and $115.0 million relates to a bad debt provision which is included in selling, general and administrative expenses, primarily related to the decision to significantly scale back our Telecommunications business; impairment of long-lived assets of $794.6 million primarily related to the write-down of property, plant and equipment within our Telecommunications business; the write-off of in-process research and development of $4.4 million within our Fire and Security business; loss on the write-down of investments of $123.3 million; a gain on sale of businesses of $23.6 million; and $37.3 million of income related to the early retirement of debt.

32.  Tyco International Group S.A.

        Tyco International Group S.A. ("TIG"), a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 19), which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIG and all other subsidiaries. Condensed financial information for Tyco and TIG on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$36,801.3	$—	$36,801.3
Cost of product sales	—	—	19,740.2	—	19,740.2
Cost of services	—	—	4,151.7	—	4,151.7
Selling, general and administrative expenses	53.8	2.9	8,756.7	—	8,813.4
Restructuring and other credits, net	—	(0.1)	(74.2)	—	(74.3)
Charges for the impairment of long-lived assets	—	—	824.9	—	824.9
Goodwill impairment	—	—	278.4	—	278.4

Operating (loss) income	(53.8)	(2.8)	3,123.6	—	3,067.0
Interest income	1.5	34.4	71.3	—	107.2
Interest expense	(43.1)	(996.2)	(108.7)	—	(1,148.0)
Other income (expense), net	22.9	(159.4)	(86.9)	—	(223.4)
Equity in net income of subsidiaries	1,769.7	579.6	—	(2,349.3)	—
Intercompany interest and fees	(717.6)	953.8	(236.2)	—	—

Income from continuing operations before income taxes and minority interest	979.6	409.4	2,763.1	(2,349.3)	1,802.8
Income taxes	—	(0.1)	(764.4)	—	(764.5)
Minority interest	—	—	(3.6)	—	(3.6)

Income from continuing operations	979.6	409.3	1,995.1	(2,349.3)	1,034.7
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Income before cumulative effect of accounting change	979.6	409.3	2,015.1	(2,349.3)	1,054.7
Cumulative effect of accounting change, net of tax	—	—	(75.1)	—	(75.1)

Net income	$979.6	$409.3	$1,940.0	$(2,349.3)	$979.6

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$35,589.8	$—	$35,589.8
Cost of product sales	—	—	19,495.1	—	19,495.1
Cost of services	—	—	3,570.2	—	3,570.2
Selling, general and administrative expenses	26.9	(0.5)	8,155.2	—	8,181.6
Restructuring and other charges, net	0.7	0.4	1,123.2	—	1,124.3
Charges for the impairment of long-lived assets	—	—	3,309.5	—	3,309.5
Goodwill impairment	—	—	1,343.7	—	1,343.7
Write-off of purchased in-process research and development	—	—	17.8	—	17.8

Operating (loss) income	(27.6)	0.1	(1,424.9)	—	(1,452.4)
Interest income	0.4	37.9	79.0	—	117.3
Interest expense	(117.1)	(931.9)	(28.0)	—	(1,077.0)
Other income (expense), net	2.6	33.1	(252.3)	—	(216.6)
Equity in net (loss) income of subsidiaries	(8,516.1)	2,002.9	—	6,513.2	—
Intercompany interest and fees	(521.7)	861.1	(339.4)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(9,179.5)	2,003.2	(1,965.6)	6,513.2	(2,628.7)
Income taxes	—	(0.2)	(207.9)	—	(208.1)
Minority interest	—	—	(1.4)	—	(1.4)

(Loss) income from continuing operations	(9,179.5)	2,003.0	(2,174.9)	6,513.2	(2,838.2)
Loss from discontinued operations of Tyco Capital, net of tax	—	—	(6,282.5)	—	(6,282.5)
Loss on sale of Tyco Capital, net of tax	—	—	(58.8)	—	(58.8)

Net (loss) income	$(9,179.5)	$2,003.0	$(8,516.2)	$6,513.2	$(9,179.5)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$—	$34,002.1	$—	$34,002.1
Cost of product sales	—	—	18,319.7	—	18,319.7
Cost of services	—	—	2,615.9	—	2,615.9
Selling, general and administrative expenses	54.0	(4.4)	6,695.7	—	6,745.3
Restructuring and other charges, net	—	—	400.4	—	400.4
Charges for the impairment of long-lived assets	—	—	120.1	—	120.1
Write-off of purchased in-process research and development	—	—	184.3	—	184.3

Operating (loss) income	(54.0)	4.4	5,666.0	—	5,616.4
Interest income	8.4	3.8	116.1	—	128.3
Interest expense	(59.8)	(728.0)	(117.0)	—	(904.8)
Other income, net	—	—	250.3	—	250.3
Net gain on sale of common shares of a subsidiary	—	—	24.5	—	24.5
Equity in net income of subsidiaries	3,673.3	2,201.7	—	(5,875.0)	—
Intercompany interest and fees	(103.9)	749.9	(646.0)	—	—

Income from continuing operations before income taxes and minority interest	3,464.0	2,231.8	5,293.9	(5,875.0)	5,114.7
Income taxes	—	(0.4)	(1,171.9)	—	(1,172.3)
Minority interest	—	—	(47.5)	—	(47.5)

Income from continuing operations	3,464.0	2,231.4	4,074.5	(5,875.0)	3,894.9
Income from discontinued operations of Tyco Capital, net of tax	—	—	252.5	—	252.5

Income before cumulative effect of accounting changes	3,464.0	2,231.4	4,327.0	(5,875.0)	4,147.4
Cumulative effect of accounting changes, net of tax	—	(29.7)	(653.7)	—	(683.4)

Net income	$3,464.0	$2,201.7	$3,673.3	$(5,875.0)	$3,464.0

CONSOLIDATING BALANCE SHEET
September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$47.0	$2,281.9	$1,857.8	$—	$4,186.7
Restricted cash	—	65.0	76.8	—	141.8
Accounts receivable, net	—	—	5,714.8	—	5,714.8
Inventories	—	—	4,292.2	—	4,292.2
Intercompany receivables	111.0	442.7	6,091.8	(6,645.5)	—
Other current assets	—	431.2	2,472.8	—	2,904.0

Total current assets	158.0	3,220.8	20,506.2	(6,645.5)	17,239.5
Property, Plant and Equipment, Net	0.5	0.2	10,299.1	—	10,299.8
Goodwill	—	0.7	25,938.0	—	25,938.7
Intangible Assets, Net	—	—	5,790.0	—	5,790.0
Investment In Subsidiaries	52,327.9	42,726.9	—	(95,054.8)	—
Intercompany Loans Receivable	218.3	19,704.8	24,168.2	(44,091.3)	—
Other Assets	23.4	502.2	3,751.4	—	4,277.0

Total Assets	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,476.5	$—	$241.9	$—	$2,718.4
Accounts payable	1.3	0.4	2,715.0	—	2,716.7
Accrued expenses and other current liabilities	50.8	271.3	3,677.0	—	3,999.1
Intercompany payables	5,162.4	929.4	553.7	(6,645.5)	—
Other	—	—	1,138.1	—	1,138.1

Total current liabilities	7,691.0	1,201.1	8,325.7	(6,645.5)	10,572.3
Long-Term Debt	—	16,816.7	1,434.0	—	18,250.7
Intercompany Loans Payable	18,615.0	5,553.2	19,923.1	(44,091.3)	—
Other Long-Term Liabilities	53.1	—	8,186.6	—	8,239.7

Total Liabilities	26,359.1	23,571.0	37,869.4	(50,736.8)	37,062.7
Minority Interest	—	—	113.3	—	113.3
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.8	—	(4.2)	—	399.6
Other shareholders' equity	25,965.2	42,584.6	47,794.4	(90,374.8)	25,969.4

Total Shareholders' Equity	26,369.0	42,584.6	52,470.2	(95,054.8)	26,369.0

Total Liabilities and Shareholders' Equity	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

CONSOLIDATING BALANCE SHEET
September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$37.6	$2,970.7	$3,177.4	$—	$6,185.7
Restricted cash	—	181.4	14.8	—	196.2
Accounts receivable, net	—	0.1	5,831.8	—	5,831.9
Inventories	—	—	4,607.9	—	4,607.9
Intercompany receivables	277.3	101.2	3,949.5	(4,328.0)	—
Other current assets	—	93.9	2,723.8	—	2,817.7

Total current assets	314.9	3,347.3	20,305.2	(4,328.0)	19,639.4
Property, Plant and Equipment, Net	5.2	0.2	10,437.2	—	10,442.6
Goodwill	—	0.7	26,019.8	—	26,020.5
Intangible Assets, Net	—	—	5,805.8	—	5,805.8
Investment In Subsidiaries	39,871.4	32,005.4	—	(71,876.8)	—
Intercompany Loans Receivable	218.3	21,000.6	13,334.8	(34,553.7)	—
Other Assets	23.1	63.7	3,504.7	—	3,591.5

Total Assets	$40,432.9	$56,417.9	$79,407.5	$(110,758.5)	$65,499.8

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$7,610.4	$108.6	$—	$7,719.0
Accounts payable	0.2	0.2	3,173.4	—	3,173.8
Accrued expenses and other current liabilities	35.8	267.9	5,045.0	—	5,348.7
Intercompany payables	3,434.9	514.6	378.5	(4,328.0)	—
Other	—	—	1,282.1	—	1,282.1

Total current liabilities	3,470.9	8,393.1	9,987.6	(4,328.0)	17,523.6
Long-Term Debt	3,519.1	11,918.8	1,091.2	—	16,529.1
Intercompany Loans Payable	9,315.0	4,019.8	21,218.9	(34,553.7)	—
Other Long-Term Liabilities	46.6	52.4	7,189.9	—	7,288.9

Total Liabilities	16,351.6	24,384.1	39,487.6	(38,881.7)	41,341.6
Minority Interest	—	—	76.9	—	76.9
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.6	—	(4.5)	—	399.1
Other shareholders' equity	23,677.7	32,033.8	35,167.5	(67,196.8)	23,682.2

Total Shareholders' Equity	24,081.3	32,033.8	39,843.0	(71,876.8)	24,081.3

Total Liabilities and Shareholders' Equity	$40,432.9	$56,417.9	$79,407.5	$(110,758.5)	$65,499.8

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities from continuing operations	$1,171.4	$623.5	$3,551.2	$—	$5,346.1
Net cash provided by operating activities from discontinued operations	—	—	20.0	—	20.0

Net cash provided by operating activities	1,171.4	623.5	3,571.2	—	5,366.1
Cash Flows From Investing Activities:
Sale (purchase) of property, plant and equipment, net	4.0	—	(1,173.6)	—	(1,169.6)
Construction of Tyco Global Network	—	—	(112.7)	—	(112.7)
Acquisition of businesses, net of cash acquired	—	—	(44.0)	—	(44.0)
Acquisition of customer accounts (ADT dealer program)	—	—	(596.8)	—	(596.8)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(271.8)	—	(271.8)
Disposal of businesses, net of cash sold	—	—	8.5	—	8.5
Cash invested in short-term investments	—	(331.4)	(60.7)	—	(392.1)
Net sales (purchases) of long-term investments	0.1	(45.3)	54.4	—	9.2
Net decrease in intercompany loans	—	2,657.6	—	(2,657.6)	—
Net increase in investment in subsidiaries	(2.4)	(0.5)	—	2.9	—
Increase in current and non-current restricted cash	—	(134.4)	(94.0)	—	(228.4)
Other	—	(8.6)	66.3	—	57.7

Net cash provided by (used in) investing activities	1.7	2,137.4	(2,224.4)	(2,654.7)	(2,740.0)
Cash Flows From Financing Activities:
Net repayments of debt	(1,062.8)	(3,449.7)	(106.1)	—	(4,618.6)
Proceeds from exercise of options	—	—	14.8	—	14.8
Dividends paid	(100.9)	—	—	—	(100.9)
Repurchase of Tyco common shares	—	—	(1.2)	—	(1.2)
Net financing repayments to parent	—	—	(2,657.6)	2,657.6	—
Net capital contributions from parent			2.9	(2.9)	—
Other	—	—	(8.0)	—	(8.0)

Net cash used in financing activities	(1,163.7)	(3,449.7)	(2,755.2)	2,654.7	(4,713.9)
Effect of currency translation on cash	—	—	88.8	—	88.8
Net increase (decrease) in cash and cash equivalents	9.4	(688.8)	(1,319.6)	—	(1,999.0)
Cash and cash equivalents at beginning of year	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of year	$47.0	$2,281.9	$1,857.8	$—	$4,186.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities from continuing operations	$(1,128.0)	$(91.1)	$6,630.5	$—	$5,411.4
Net cash provided by operating activities from discontinued operations	—	—	1,462.9	—	1,462.9

Net cash (used in) provided by operating activities	(1,128.0)	(91.1)	8,093.4	—	6,874.3
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(1,678.8)	—	(1,678.8)
Construction of Tyco Global Network	—	—	(1,146.0)	—	(1,146.0)
Acquisition of businesses, net of cash acquired	—	—	(1,683.8)	—	(1,683.8)
Acquisition of customer accounts (ADT dealer program)	—	—	(1,139.3)	—	(1,139.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(624.1)	—	(624.1)
Net proceeds from the sale of CIT	—	—	4,395.4	—	4,395.4
Disposal of other businesses, net of cash sold	—	—	138.7	—	138.7
Net sales (purchases) of long-term investments	6.3	(93.5)	70.4	—	(16.8)
Net increase in intercompany loans	—	(258.1)	—	258.1	—
Net decrease (increase) in investment in subsidiaries	1,021.9	—	(71.8)	(950.1)	—
Increase in current restricted cash	—	(181.4)	(14.8)	—	(196.2)
Other	—	—	(94.8)	—	(94.8)

Net cash provided by (used in) investing activities from continuing operations	1,028.2	(533.0)	(1,848.9)	(692.0)	(2,045.7)
Net cash provided by investing activities from discontinued operations	—	—	2,684.3	—	2,684.3

Net cash provided by (used in) investing activities	1,028.2	(533.0)	835.4	(692.0)	638.6
Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(28.5)	3,557.8	(1,578.0)	—	1,951.3
Proceeds from sale of common shares for acquisitions	501.6	—	(501.6)	—	—
Proceeds from exercise of options	58.3	—	127.4	—	185.7
Dividends paid	(100.3)	—	—	—	(100.3)
Repurchase of Tyco common shares	—	—	(789.2)	—	(789.2)
Net financing from parent	—	—	258.1	(258.1)	—
Repayment of intercompany note payable	(295.1)	—	295.1	—	—
Net capital distributions to parent	—	—	(950.1)	950.1	—
Capital contribution to Tyco Capital	—	—	(200.0)	—	(200.0)
Other	—	—	(9.7)	—	(9.7)

Net cash provided by (used in) financing activities from continuing operations	136.0	3,557.8	(3,348.0)	692.0	1,037.8
Net cash used in financing activities from discontinued operations	—	—	(2,874.6)	—	(2,874.6)

Net cash provided by (used in) financing activities	136.0	3,557.8	(6,222.6)	692.0	(1,836.8)
Effect of currency translation on cash	—	—	2.1	—	2.1
Net increase in cash and cash equivalents	36.2	2,933.7	2,708.3	—	5,678.2
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(1,272.6)	—	(1,272.6)
Cash and cash equivalents at beginning of year	1.4	37.0	1,741.7	—	1,780.1

Cash and cash equivalents at end of year	$37.6	$2,970.7	$3,177.4	$—	$6,185.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2001
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities from continuing operations	$2,090.5	$(291.1)	$4,911.7	$—	$6,711.1
Net cash used in operating activities from discontinued operations	—	—	(260.2)	—	(260.2)

Net cash provided by (used in) operating activities	2,090.5	(291.1)	4,651.5	—	6,450.9
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(0.2)	(0.1)	(1,773.1)	—	(1,773.4)
Construction of Tyco Global Network	—	—	(2,247.7)	—	(2,247.7)
Acquisition of businesses, net of cash acquired	—	—	(9,962.0)	—	(9,962.0)
Acquisition of customer accounts (ADT dealer program)	—	—	(798.1)	—	(798.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(878.7)	—	(878.7)
Disposal of businesses, net of cash sold	—	—	904.4	—	904.4
Net sales (purchases) of long-term investments	5.9	—	(148.7)	—	(142.8)
Net decrease (increase) in intercompany loans	54.8	(5,993.5)	—	5,938.7	—
Net (increase) decrease in investment in subsidiaries	(10,621.3)	(2.8)	8,985.0	1,639.1	—
Other	—	—	(177.2)	—	(177.2)

Net cash used in investing activities from continuing operations	(10,560.8)	(5,996.4)	(6,096.1)	7,577.8	(15,075.5)
CIT cash balance acquired	—	—	2,156.4	—	2,156.4
Net cash provided by investing activities from discontinued operations	—	—	1,516.8	—	1,516.8

Net cash used in investing activities	(10,560.8)	(5,996.4)	(2,422.9)	7,577.8	(11,402.3)
Cash Flows From Financing Activities:
Net proceeds from (repayments of) debt	3,374.9	6,320.9	(1,160.2)	—	8,535.6
Proceeds from sale of common shares	2,196.6	—	—	—	2,196.6
Proceeds from sale of common shares for acquisitions	2,729.4	—	(2,729.4)	—	—
Proceeds from exercise of options	226.6	—	318.4	—	545.0
Dividends paid	(90.0)	—	—	—	(90.0)
Repurchase of Tyco common shares	—	—	(1,326.1)	—	(1,326.1)
Net financing from parent	—	—	5,938.7	(5,938.7)	—
Net capital contributions from parent	—	—	1,639.1	(1,639.1)	—
Repurchase of minority interest shares of subsidiary	—	—	(270.0)	—	(270.0)
Capital contributions to Tyco Capital	—	—	(675.0)	—	(675.0)
Other	—	—	(15.4)	—	(15.4)

Net cash provided by financing activities from continuing operations	8,437.5	6,320.9	1,720.1	(7,577.8)	8,900.7
Net cash used in financing activities from discontinued operations	—	—	(2,605.0)	—	(2,605.0)

Net cash provided by (used in) financing activities	8,437.5	6,320.9	(884.9)	(7,577.8)	6,295.7
Effect of currency translation on cash	—	—	(21.0)	—	(21.0)
Net (decrease) increase in cash and cash equivalents	(32.8)	33.4	1,322.7	—	1,323.3
Tyco Capital's cash and cash equivalents transferred to discontinued operations	—	—	(808.0)	—	(808.0)
Cash and cash equivalents at beginning of year	34.2	3.6	1,227.0	—	1,264.8

Cash and cash equivalents at end of year	$1.4	$37.0	$1,741.7	$—	$1,780.1

33.  Subsequent Events

       On November 12, 2003, TIG issued $1.0 billion par value 6% Notes due 2013 in a private placement offering. The Notes are fully and unconditionally guaranteed by Tyco. In addition, subsequent to year end, TIG executed LIBOR-in-arrears interest rate swaps on notional value $875 million against these notes. Under these swaps Tyco will receive 6% and pay on average 6-month LIBOR plus 90.3 basis points.

        On November 17, 2003, holders of principal amount at maturity of $3,196.7 million of zero coupon convertible debentures due 2020 notified Tyco that they had exercised their option to require Tyco to repurchase their notes at a price of $775.66 per $1,000 principal at maturity representing the accreted value of the notes on that date. On November 18, 2003, Tyco purchased these notes for cash of $2,479.6 million.

TYCO INTERNATIONAL LTD.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Introduction

        The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we," the "Company" or "Tyco") and have been prepared in United States dollars, and in accordance with Generally Accepted Accounting Principles in the United States ("GAAP").

        The Company operates in the following business segments:

  •
  Fire and Security designs, manufactures, installs, monitors and services electronic security and fire protection systems.

  •
  Electronics designs, manufactures and distributes electrical and electronic components, and designs, manufactures, installs, operates and maintains undersea fiber optic cable communications systems.

  •
  Healthcare designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products.

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products including industrial valves and controls and steel tubular goods and provides environmental and other industrial consulting services.

  •
  Plastics and Adhesives designs, manufactures and distributes plastic products, adhesives and films.

Overview

        Although acquisitions of complementary businesses have been an important part of Tyco's growth in the past, our business strategy now focuses on enhancing internal growth and operational efficiency for existing Tyco businesses. We plan to achieve this goal through new product innovation, increased market share, increasing the service and repair components of our existing businesses and continued geographic expansion. We are also implementing initiatives across our business segments to achieve best-in-class operating practices utilizing six sigma measurements. Additionally, we announced that we are evaluating the disposition of some proposed non-core businesses to be effected during the next year.

        Information for all periods presented below reflects the grouping of Tyco's businesses into five segments, consisting of Fire and Security, Electronics, Healthcare, Engineered Products and Services, and Plastics and Adhesives. During fiscal 2003, a change was made to the Company's internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within the Healthcare and Specialty Products segment) now comprise the Company's new Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. References to Tyco refer to the Company's continuing operations. Also in fiscal 2002, Tyco sold its financial services business (Tyco Capital) through an initial public offering ("IPO") of CIT. The historical results of our financial services business are presented as "Discontinued Operations." See "Discontinued Operations of Tyco Capital (CIT Group Inc.)" below for more information regarding the discontinued operations of Tyco Capital. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Net revenues increased 3.4% during fiscal 2003 to $36,801.3 million from $35,589.8 million in fiscal 2002. Net revenues increased 4.7% during fiscal 2002 as compared to $34,002.1 million in fiscal 2001. Tyco had income from continuing operations of $1,034.7 million in fiscal 2003, as compared to a loss from continuing operations of $2,838.2 million in fiscal 2002, and income from continuing operations of $3,894.9 million in fiscal 2001.

        Income from continuing operations for fiscal 2003 included net charges totaling $1,832.6 million ($1,566.8 million after-tax) consisting of the following: (i) charges for the impairment of long-lived assets of $814.7 million; (ii) charges recorded for changes in estimates of $388.7 million which arose from the Company's intensified internal audits and detailed controls and operating reviews discussed below (includes net restructuring credits of $72.5 million, of which credits of $12.9 million are included in costs of sales, charges for the impairment of long-lived assets of $10.2 million, charges of $243.1 million included in selling, general and administrative expenses, charges of $123.4 million included in cost of sales, a charge of $75.6 million relating to the write-down of investments and other expense of $8.5 million, both of which are included in other (expenses) income, net, and a charge of $0.4 million included in interest expense); (iii) charges for the impairment of goodwill of $278.4 million; (iv) other loss of $151.8 million related to the retirement of debt; (v) other charges of $148.6 million, of which $34.0 million is included in cost of sales related primarily to product warranty accruals and the dismantlement of customers' ADT security systems, and $114.6 million is included in selling, general and administrative expenses related primarily to uncollectible accounts receivable, internal investigation fees, as well as severance and facility closures, slightly offset by a credit for changes in estimates of charges recorded in prior periods; (vi) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance included in selling, general and administrative expenses; (vii) a charge of $11.5 million relating to the write-down of investments; (viii) other interest expense of $2.4 million; (ix) other expense of $0.1 million; (x) income from the early retirement of debt of $24.1 million; (xi) other interest income of $18.7 million; and (xii) net restructuring credits of $12.3 million, of which charges of $2.4 million are included in cost of sales.

        Loss from continuing operations for fiscal 2002 included a net charge totaling $6,762.3 million ($6,091.4 million after-tax), consisting of the following: (i) goodwill impairment charge of $1,343.7 million relating to continuing operations; (ii) charges for the impairment of long-lived assets of $3,309.5 million primarily related to the write-down of the Tyco Global Network ("TGN"); (iii) net restructuring and other charges of $1,874.7 million, of which $635.4 million is included in cost of sales and $115.0 million related to a bad debt provision is included in selling, general and administrative expenses; (iv) a write-off of purchased in-process research and development of $17.8 million; (v) a loss on the write-off of investments of $270.8 million; (vi) a gain on the sale of businesses of $23.6 million; and (vii) gain from the early extinguishment of debt of $30.6 million.

        Income from continuing operations for fiscal 2001 included a net charge of $614.9 million ($546.3 million after-tax) consisting of the following: (i) net restructuring, impairment and other charges totaling $705.4 million; (ii) a write-off of purchased in-process research and development of $184.3 million; (iii) a net gain on sale of businesses of $410.4 million; (iv) a loss of $133.8 million related to the write-down of an investment; (v) a $24.5 million net gain on the sale of common shares of a subsidiary; and (vi) a loss from the early extinguishment of debt of $26.3 million.

        We are currently assessing the potential impact of various legislative proposals that would deny U.S. federal government contracts to U.S. companies that move their corporate location abroad. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group. During the fourth quarter of fiscal 2003, the State of California adopted legislation that purports to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. Although the California law provides that waivers may be issued permitting such companies to participate in state contracts under certain circumstances, it is unclear how that waiver authority will be exercised. In addition, various other states and municipalities in the U.S. have proposed similar legislation. There also is similarly proposed tax legislation, which could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes.

        Tyco's revenues related to U.S. federal government and California state contracts account for less than 2% and 0.1%, respectively, of total net revenues for the fiscal year ended September 30, 2003. We are unable to predict, with any level of certainty, the likelihood or final form in which any proposed legislation might become law, or the nature of regulations that may be promulgated under any such future legislative enactments or the impact such enactments and increased regulatory scrutiny may have on our governmental business or on non-governmental customers' willingness to do business with us. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area and can provide no assurance that they will not be materially adverse.

        The following table details net revenues and earnings in fiscal 2003, fiscal 2002 and fiscal 2001
($ in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenue from product sales	$29,427.7	$28,741.8	$28,953.1
Service revenue	7,373.6	6,848.0	5,049.0

Net revenues	$36,801.3	$35,589.8	$34,002.1

Operating income (loss)	$3,067.0	$(1,452.4)	$5,616.4
Interest income	107.2	117.3	128.3
Interest expense	(1,148.0)	(1,077.0)	(904.8)
Other (expense) income, net	(223.4)	(216.6)	250.3
Net gain on sale of common shares of a subsidiary	—	—	24.5

Income (loss) from continuing operations before income taxes and minority interest	1,802.8	(2,628.7)	5,114.7
Income taxes	(764.5)	(208.1)	(1,172.3)
Minority interest	(3.6)	(1.4)	(47.5)

Income (loss) from continuing operations	1,034.7	(2,838.2)	3,894.9
Income (loss) from discontinued operations of Tyco Capital, net of tax	20.0	(6,282.5)	252.5
Loss on sale of Tyco Capital, net of tax	—	(58.8)	—

Income (loss) before cumulative effect of accounting changes	1,054.7	(9,179.5)	4,147.4
Cumulative effect of accounting changes, net of tax	(75.1)	—	(683.4)

Net income (loss)	$979.6	$(9,179.5)	$3,464.0

        During the fourth quarter of fiscal 2003, we completed a comprehensive review of Tyco's core businesses, and as a result, have initiated a divestiture and restructuring program. As part of this program, we plan to sell the TGN, our undersea fiber optic telecommunications system. The market for the TGN is challenged by significant overcapacity and severe pricing pressure and the industry is in need of consolidation. However, we plan to retain ownership of the construction and maintenance portion of Tyco Submarine Telecommunications. In addition to selling the TGN, we are also starting a broader divestiture program designed to increase the focus on our core operations by exiting certain operations that do not meet our criteria for strategic fit or financial returns. Combined fiscal 2003 revenues for businesses under consideration for potential divestiture within the Electronics, Fire and Security, Engineered Products and Services, and Healthcare segments totaled approximately $2 billion and operating income totaled approximately $55 million (excluding operating loss from the TGN of

$115 million). Overall, this entire potential divestiture program represents just below 6% of Tyco's fiscal 2003 revenue. We are estimating that the potential proceeds (excluding the proceeds from the sale of the TGN) could be at least $400 million once the program is completed. If we dispose of these businesses, we may not fully recover their recorded book values. At September 30, 2003, however, under the held and used model, the assets of these businesses were fully recoverable. The restructuring program announced in November 2003 is designed to improve our cost structure primarily in the Fire and Security, but also in the Plastics and Adhesives and in the Engineered Products and Services segments and is an important element of building a stronger operating foundation.

        During fiscal 2002, we recorded restructuring and other charges and charges for the impairment of long-lived assets related primarily to the significant decrease in demand in certain end markets within our Electronics segment. Under our restructuring and integration programs, we terminate employees and close facilities made redundant. The reduction in manpower and facilities comes from the manufacturing, sales and administrative functions. In addition, we discontinue or dispose of product lines, which do not fit the long-term strategy of the respective businesses. We have not historically tracked the impact on financial results of the restructuring and integration programs. However, we estimate that our overall cost structure has been reduced by approximately $910 million on an annualized basis, of which approximately $315 million relates to selling, general and administrative expenses, and approximately $595 million to cost of sales. The $910 million estimated overall annualized cost savings as a result of restructuring activities in fiscal 2002 was based on a summary of estimated cost savings. In determining the amount of cost savings, management looked at the salaries and benefits of the people that were terminated to derive the annual savings. As it relates to facility closures, the cost savings represents the rent, plant operating expenses and depreciation on the assets that will no longer be incurred.

        Historically, when we made an acquisition, we began to integrate the acquired company with our existing operations immediately. As part of this integration process, we often eliminate duplicate functions by closing corporate and administrative offices, and we attempt to make the combined companies more cost efficient by combining manufacturing facilities, product lines, sales offices and marketing efforts. As a result of our integration processes, most acquired companies are no longer separately identifiable. Consequently, we are generally unable to separately track the post-acquisition financial results of acquired companies. The discussions following the tables below include percentages for revenue growth or decline that exclude increased revenue attributable to specified acquisitions and that eliminate the effects of period to period currency fluctuations. Revenue growth or decline percentages excluding the specified acquisitions are estimates calculated by assuming the acquisitions were made at the beginning of the relevant fiscal periods by adding back pre-acquisition revenue of the specified acquired companies for both periods in the comparison. A majority of the companies that we acquire operate within the same industry as the segment into which the acquired company is integrated and, consequently, we assume that the companies that we acquire generally have a comparable growth percentage. We calculate segment growth using this methodology because we generally do not have the ability to capture post-acquisition revenues related to individual acquisitions since most companies are immediately integrated upon acquisition. The calculations of the growth analysis, excluding acquisitions discussed in the segment narratives below, include all acquisitions with a purchase price of $10 million or more in the calculation and do not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during certain of the periods presented. These smaller acquisitions represent approximately 6% of the total purchase price for all acquisitions during the years ended September 30, 2003 and 2002. Since these estimates are based on pre-acquisition revenues, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition-related pro forma results of operations in Note 2 to the Consolidated Financial Statements, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141.

        In the discussions that follow, we describe the reasons for changes in results for each segment, although we do not quantify the impact of every factor. In order to quantify each factor contributing to a change in operating income and margins, we would need to exclude the results of acquisitions. As previously noted, since acquisitions are generally integrated within our existing operations immediately upon acquisition, we generally do not have the ability to exclude the effect of acquired businesses when quantifying increases and decreases in operating income and margins.

Changes in Estimates

Changes in Estimates Recorded During the Quarter Ended March 31, 2003

        The preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in the Company's Consolidated Financial Statements include restructuring and other charges and credits, purchase accounting liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenues and related costs, environmental liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and post-retirement employee benefit expenses. Actual results could differ from these estimates. Changes in estimates are recorded in the results of operations in the period that the events and circumstances giving rise to such changes occur.

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

        The impact of the $388.7 million of net charges recorded in the second quarter and included in the Consolidated Statement of Operations for fiscal 2003, is as follows:

Cost of sales	$(110.5)
Selling, general and administrative expense	(243.1)
Restructuring and other credits (charges), net	59.6
Charges for the impairment of long-lived assets	(10.2)

Operating income	(304.2)
Other expense, net	(84.5)

Income from continuing operations before taxes and minority interest	$(388.7)

        The net charges of $388.7 million include $139.6 million related to asset reserve valuations, $95.4 million of increased cost estimates for insurance accruals ($49.3 million for workers' compensation accruals and $46.1 million for product and general liability insurance accruals), $84.1 million related to an other than temporary decline in the value of investments, $62.3 million for other accounting estimate changes described below, environmental accruals of $18.0 million, legal accruals of $20.0 million, other various accruals of $15.2 million, $16.4 million for account write-offs included primarily in selling, general and administrative expenses, where we concluded that the recoverability of various asset balances had become doubtful and $10.2 million write-off representing capitalized external costs of a European financial computer system based on the Company's decision in the second quarter to discontinue the new system under development and continue to use the existing system. The above charges are partially offset by credits of $72.5 million, of which $12.9 million is included in cost of sales, related to restructuring charge reversals (see Note 5 to the Consolidated Financial Statements) that arose during the second quarter of fiscal 2003.

        The $139.6 million of adjustments for asset valuations includes a $76.4 million write-down of inventories, $51.9 million increase for allowance for doubtful accounts and $11.3 million write-off of subscriber systems. The inventory charge of $76.4 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the second quarter to exit certain product lines in our fire and security business. The increase in the allowance for doubtful accounts of $51.9 million and the write-off of subscriber systems of $11.3 million was primarily due to the further deterioration in the accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems adjustments are included in cost of sales and the allowance for doubtful accounts is included in selling, general and administrative expenses. We do not expect these changes to have an adverse impact on future operations.

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

        The $84.1 million investment write-down, included in other (expense) income, net, primarily consists of a $75.6 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair values of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making their assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. During the quarter ended March 31, 2003, the Company also recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee (see Note 20 to the Consolidated Financial Statements). It is possible that the Company may have additional write-downs on other investments if market conditions continue recent negative trends.

        The $62.3 million for other accounting estimates includes a charge to selling, general and administrative expenses of $17.3 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12.1 million to write-down company-owned properties based on real estate assessments and purchase offers received in the second quarter for assets held for sale, $11.5 million of additional severance related to terminated executives, and $21.4 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

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

Segment Revenue, Operating Income and Margins

Fire and Security

        The following table sets forth net revenues and operating income and margins for the Fire and Security segment ($ in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenue from product sales	$5,124.1	$4,955.5	$3,494.4
Service revenue	6,168.7	5,683.5	3,978.6

Net revenues	$11,292.8	$10,639.0	$7,473.0

Operating income	$360.2	$904.7	$883.2
Operating margins	3.2%	8.5%	11.8%

        Net revenues in the Fire and Security Services segment increased 6.1% in fiscal 2003 over fiscal 2002, including a 3.4% increase in product revenue and an 8.5% increase in service revenue. The increase in net revenues was due to favorable changes in foreign currency exchange rates ($519.7 million) and fiscal 2002 acquisitions ($213.8 million calculated in the manner described above in "Overview"). Acquisitions included SBC/Smith Alarm Systems in October 2001, DSC Group and Sensormatic in November 2001, and all other acquisitions with a purchase price of $10 million or more. In addition, an increase in net revenues due to customer contracts purchased through the ADT dealer program ($371.2 million) and generated through our internal sales force offset a decline in revenue due to increased attrition rates in worldwide security. The overall increase was also partially offset by a decline in net revenues at worldwide fire protection due to continued softness in the commercial construction market.

        Operating income and margins decreased significantly in fiscal 2003 over fiscal 2002 due to charges totaling $512.4 million recorded during fiscal 2003. Included within the $512.4 million are charges of $266.7 million related to changes in estimates recorded during the quarter ended March 31, 2003 (includes charges of $127.6 million primarily related to adjustments to accrual balances such as workers compensation, professional fees, and environmental exposure, a charge of $98.1 million primarily due to adjusting reserves for doubtful accounts and slow and non-moving inventory, as well as a write-off of subscriber systems, charges of $34.5 million for other accounting adjustments primarily related to deferred commissions, and charges of $6.5 million related to reconciling items in the current period) in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates. Also included within the $512.4 million are impairment charges of $143.0 million primarily related to the impairment of intangible assets associated with the ADT dealer program mostly as a result of increased attrition rates (discussed below), and to the impairment of property, plant and equipment of subscriber systems and other fixed assets; net restructuring and other charges of $9.7 million, of which charges of $3.5 million are included in cost of sales and $2.8 million is for the write-off of non-current assets, related to streamlining the business; and other charges of $93.0 million, of which $34.0 million is included in cost of sales and $59.0 million is included in selling, general and administrative expenses, primarily related to uncollectible receivables, product warranty and the dismantlement of customers' ADT security systems. Included within the $143.0 million impairment charge and the $9.7 million net restructuring charge is a charge of $10.2 million and a credit of $2.0 million, respectively, also related to changes in estimates recorded during the quarter ended March 31, 2003. The decrease in operating income and margins was also due to increased depreciation and amortization expense in the security business due to growth in the subscriber asset and dealer asset base as well as the impact of the acquisitions of Sensormatic Electronics Corporation ("Sensormatic") and DSC Group ("DSC") in fiscal 2002; decline in operating income in the continental European security business; and a weaker worldwide fire and contracting environment. The Fire and Security segment expects to incur additional restructuring charges in future periods related to the comprehensive cost reduction program announced on November 4, 2003.

        Attrition rates for customers in our global electronic security services business averaged 15.9% on a trailing twelve-month basis for fiscal 2003, as compared to 13.2% for fiscal 2002. This increase relates to attrition in customer accounts acquired through our worldwide dealer program, as well as internally generated commercial customer accounts in continental Europe and internally generated residential customer accounts in the United States (both of which were partly driven by increased management and control of delinquent accounts). For those account pools experiencing increased attrition, prior lifing studies were re-examined. The Company concluded that existing amortization methods and asset lives continue to be appropriate given the observed actual attrition data for these pools.

        Net revenues for the Fire and Security segment increased 42.4% in fiscal 2002 over fiscal 2001 including a 41.8% increase in product revenue and a 42.9% increase in service revenue, primarily as a result of higher sales volume and increased service revenue in the worldwide security business and, to a lesser extent, our worldwide fire protection business. The increase in net revenues was mostly due to acquisitions as well as a higher volume of recurring service revenues generated from our worldwide security business dealer program and, to a lesser extent, increased sales of fire safety and video surveillance products and access control systems. This net revenue growth was largely due to our focus in prior years on increasing revenues by growing the business through acquisitions (including the authorized dealer program), as compared to our current long-term strategy, which is to grow our existing business. Net revenues for fiscal 2002 also include the effect of the heightened level of security concerns that followed September 11th, which temporarily increased the demand for security-related products. Significant acquisitions included Simplex Time Recorder Co. ("Simplex") in January 2001, Scott Technologies, Inc. in May 2001, the electronic security systems businesses of Cambridge Protection Industries, L.L.C. ("SecurityLink") and Sentry S.A. in July 2001, Edison Select in August 2001, SBC/Smith Alarm Systems in October 2001, and DSC and Sensormatic in November 2001. Excluding the $33.5 million increase from foreign currency fluctuations, our ADT dealer program, the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment were level with prior year.

        Operating income increased slightly in fiscal 2002, primarily due to acquisitions. This increase was partially offset by net restructuring and other charges, charges for the impairment of long-lived assets and a charge for the write-off of purchased in-process research and development.

        Operating income and margins in fiscal 2002 include a net restructuring and other charge of $94.9 million. The net $94.9 million charge includes charges of $113.5 million, of which inventory write-downs of $0.7 million and a charge of $18.7 million related to the write-up of inventory under purchase accounting are included in cost of sales. These charges are primarily related to severance and facility-related charges associated with streamlining the business, slightly offset by a credit of

$18.6 million relating to current and prior years' restructuring charges. Also included within operating income for fiscal 2002 is a charge of $17.8 million for the write-off of purchased in-process research and development associated with the acquisitions of Sensormatic and DSC and a charge of $114.7 million for the impairment of property, plant and equipment resulting primarily from the termination of a software development project and, to a lesser extent, from the curtailment, and in certain markets, the termination of the ADT dealer program in certain non-U.S. markets.

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

Electronics

        The following table sets forth net revenues and operating income (loss) and margins for the Electronics segment ($ in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenue from product sales	$9,900.3	$10,015.5	$13,115.7
Service revenue	454.7	448.6	429.9

Net revenues	$10,355.0	$10,464.1	$13,545.6

Operating income (loss)	$457.7	$(4,245.9)	$3,005.1
Operating margins	4.4%	(40.6)%	22.2%

        Net revenues for the Electronics segment decreased slightly in fiscal 2003 compared with fiscal 2002, including a 1.2% decrease in product revenue and a 1.4% increase in service revenue. Net revenues at the electronic components group increased $426.3 million, or 4.4% due to the favorable impact of foreign currency exchange rates. Net revenues at the segment's submarine telecommunications business declined $535.4 million, or 78.1%, due to completion of third-party undersea fiber optic system installations in fiscal 2002. Overall, the decrease in net revenues at our submarine telecommunications business more than offset the increase in the total segment revenues due to favorable changes in foreign currency exchange rates of $523.9 million, and $68.9 million (calculated in the manner described above in "Overview") due to the acquisitions of Transpower Technologies ("Transpower") in November 2001, Communications Instruments, Inc. ("CII") in January 2002, and all other acquisitions with a purchase price of $10 million or more.

        The increase in operating income and margins fiscal 2003 as compared to fiscal 2002 was due to operating losses in the prior year, primarily as a result of charges totaling $5,679.7 million (discussed below) that were recorded in fiscal 2002. Operating income and margins for fiscal 2003 include net charges totaling $881.8 million. The $881.8 million includes charges for the impairment of long-lived assets of $665.1 million primarily related to the Company's intended sale of the TGN which was entirely written off; charges for the impairment of goodwill of $278.4 million in Power Systems, Electrical Contracting Services and the Printed Circuit Group; and restructuring credits of $90.5 million, of which $19.9 million is included in cost of sales, related to changes in estimates of severance and facilities-related charges recorded in prior years. The net restructuring credit of $90.5 million includes $54.8 million of credits which were changes in estimates recorded during the quarter ended March 31, 2003. Also included within the $881.8 million are charges of $14.1 million related to adjusting asset reserves, $6.2 million related to the adjustments to accrual balances, $8.5 million of reconciliation and other accounting adjustments, which were also changes in estimates recorded during the quarter ended March 31, 2003.

        Net revenues for the Electronics segment decreased 22.7% in fiscal 2002 compared with fiscal 2001, including a 23.6% decrease in product revenue and a 4.3% increase in service revenue, as a result of a severe decline in demand for undersea telecommunications systems and surplus capacity available and a decline in demand for our electronic components group products in the communications, computer and consumer electronics industries across all geographic regions. Net revenues at the electronic components group (which consists of Electronic Components, Wireless, Electrical Contracting Services, Power Systems and Printed Circuit Group) decreased $1,931.3 million, or 16.5%, reflecting a significant decrease in demand in certain end markets. Sales were impacted mostly by the market decline in the telecommunications and computer industries and, to a lesser extent, the industrial/commercial industry. The market decreases were partially offset by growth in our product sales into the automotive industry. Net revenues at Tyco Submarine Telecommunication's business declined $1,150.2 million, or 62.6%, due to lack of demand for new cable construction and very weak demand for capacity sales on the TGN. Excluding the $16.7 million decrease from foreign currency fluctuations and the acquisitions of CIGI Investment Group, Inc. in October 2000, Lucent Technologies' Power Systems business in December 2000, Transpower, CII, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment decreased an estimated 29.6%.

        The operating loss in fiscal 2002 was primarily due to the impairment of long-lived assets and goodwill as well as the restructuring and other charges in addition to the decrease in revenue. In the electronic components business, the significant decrease in demand related to the telecommunications, computer, consumer electronics, and the industrial machinery and commercial aerospace industries. The overall decrease in demand resulted in much lower manufacturing volumes which increased per unit costs. In the Submarine Telecommunications business, margins were impacted significantly by the lack of capacity sales on the TGN and a significant reduction in third party system builds.

        Operating loss and margins for fiscal 2002 include net restructuring and other charges of $1,504.5 million. The $1,504.5 million net charge includes charges totaling $1,530.8 million, of which inventory reserves of $608.2 million are included in cost of sales and a bad debt provision of $115.0 million is included in selling, general and administrative expenses. These charges primarily relate to initiatives taken to reduce fixed costs, due to the significant downturn in the telecommunications business and certain electronics end markets, including facility closures, headcount reductions, inventory reserves and purchase commitment cancellations. These charges were slightly offset by a restructuring credit of $26.3 million primarily relating to a revision in estimates of current and prior years' severance and facilities charges. Total inventory charges of $943.6 million include $608.2 million of inventory write-downs and $335.4 million of supplier contract termination fees. In fiscal 2002, $19.9 million was originally included in the inventory written down and was recorded as a restructuring credit to cost of sales in fiscal 2003. To the extent that any of the bad debt provisions are not utilized the excess amounts will be reversed as a credit to the selling, general and administrative expenses line in the Consolidated Statements of Operations and will be separately disclosed as a credit. Also included within operating loss and margins for fiscal 2002 are charges of $3,150.7 million for the impairment of property, plant and equipment, primarily related to the TGN, and goodwill impairment charges of $1,024.5 million related to Tyco Submarine Telecommunications. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies—Goodwill" below.

        The significant restructuring charges recorded in fiscal 2002 were primarily related to the restructuring of the Submarine Telecommunications business to address the significant overcapacity in the market and resulting lack of demand for new system construction. In the fourth fiscal quarter of 2002, management decided to focus the business for the foreseeable future on maintenance revenues and capacity sales on the TGN, to discontinue future additions to the TGN, and limit construction activities to small projects that were cash flow positive with at least breakeven earnings. As a result of this strategy, management devised a plan to significantly downsize the manufacturing footprint, decrease project management staffing, reduce the research and development function and minimize staffing and expense in all other administrative areas of the business to decrease cash outflows and losses to the maximum extent possible. This plan was carefully crafted to ensure that both the technical and construction competencies of the business would be preserved in the event industry conditions improve.

        Operating income and margins in fiscal 2001 include restructuring and other charges of $383.8 million primarily related to the closure of facilities within the communications, computer and consumer electronics industries in response to the severe downturn experienced. Included within the $383.8 million are inventory write-downs of $74.1 million and charges of $51.7 million for the write-up of inventory under purchase accounting, both of which are included in cost of sales. Operating income and margins for fiscal 2001 also includes charges of $98.5 million for the impairment of property, plant and equipment associated with the facility closures.

Healthcare

        The following table sets forth net revenues and operating income and margins for the Healthcare segment ($ in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenue from product sales	$8,496.0	$7,828.4	$7,001.1
Service revenue	75.9	70.7	64.2

Net revenues	$8,571.9	$7,899.1	$7,065.3

Operating income	$2,127.1	$1,846.8	$1,509.3
Operating margins	24.8%	23.4%	21.4%

        Net revenues for the Healthcare segment increased 8.5% in fiscal 2003 over fiscal 2002, including an 8.5% increase in product revenue and a 7.4% increase in service revenue. The increase in net revenues resulted primarily from organic growth and favorable foreign currency exchange rates and, to a lesser extent, acquisitions, net of divestitures. Organic growth was due to the following: increases in the surgical sector concurrent with the award of a major contract and continued organic growth within certain surgical stapling lines; increases in the medical sector resulting from the award of a significant wound care contract, coupled with the exit of a major competitor from the traditional wound care business, new product launches and higher demand in the ultrasound market; increases in pharmaceuticals and imaging due to higher volumes and increased market share, and; strong sales within the respiratory division. These sales increases were partially offset by a decrease in the diaper product segment of the Retail business largely resulting from the adverse impact of the industry-wide down-count issues, and a decline in the International division due to lower sales in continental Europe and Latin America. The increase in net revenues also resulted from favorable changes in foreign exchange rates ($268.2 million) and incremental revenues generated from the acquisition of Paragon Trade Brands ("Paragon") in January 2002 ($123.8 million calculated in the manner described above in "Overview"), slightly offset by a decline in revenues ($48.1 million) related to the divestiture of Surgical Dynamics, Inc. in July 2002.

        The 15.2% increase in operating income and increase in margins in fiscal 2003 compared to fiscal 2002 were due primarily to favorable margin impact as a result of higher sales and favorable manufacturing variances as a result of increased production volumes, a shift to a more favorable product mix, and cost savings as a result of the closure of certain Paragon facilities, back office consolidations and our continued focus on optimizing operating expenses. Slightly offsetting the effect of those items were increased legal fees, insurance and pension expense, and higher sales and marketing expense as a result of program development aimed at supporting organic growth initiatives. Also contributing to the increase in operating income and margins were favorable fluctuations in foreign currency exchange rates and the impact of acquisitions and divestitures. During fiscal 2003, we recorded net credits totaling $3.3 million. Included within the total credits of $3.3 million are charges of $11.7 million related to asset reserves for inventory and charges of $0.7 million for adjustments to accrual balances related to workers compensation, which were changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates. Also included within the $3.3 million are restructuring credits of $9.2 million, of which $0.2 million is included in cost of sales, due to costs being less than anticipated and a credit of $6.5 million included in selling, general and administrative expenses related to an insurance reimbursement for certain legal fees associated with product liability cases. The restructuring credits of $9.2 million include credits of $4.7 million which were also changes in estimates recorded during the quarter ended March 31, 2003.

        Net revenues for the Healthcare segment increased 11.8% in fiscal 2002 over fiscal 2001 including a 11.8% increase in product revenue and a 10.1% increase in service revenue, primarily as a result of increased sales volume resulting from acquisitions in our U.S. healthcare businesses and, to a much lesser extent, increased revenues from our domestic and international healthcare businesses. Excluding the $11.2 million decrease from foreign currency exchange fluctuations and the acquisitions of Mallinckrodt Inc. ("Mallinckrodt") in October 2000, InnerDyne, Inc. in December 2000, Paragon, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the Healthcare segment increased an estimated 2.9%.

        Operating income increased 22.4% in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in charges recorded in fiscal 2002 as compared to fiscal 2001, as well as the impact of acquisitions and operating efficiencies realized from cost reductions at Mallinckrodt. This increase was partially offset by lower margins of businesses acquired at Tyco Healthcare.

        Operating income and margins for fiscal 2002 reflect net restructuring and other charges of $44.8 million. The $44.8 million net charge includes charges of $48.7 million, of which inventory write-downs of $0.5 million are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines, and are partially offset by a credit of $3.9 million relating to current and prior years' restructuring charges. Operating income and margins for fiscal 2002 also include a charge for the write-off of long-lived assets of $2.5 million primarily related to the impairment of long-lived assets.

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

Engineered Products and Services

        The following table sets forth net revenues and operating income and margins for the Engineered Products and Services segment ($ in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenue from product sales	$4,010.1	$4,064.1	$3,594.5
Service revenue	674.3	645.2	576.3

Net revenues	$4,684.4	$4,709.3	$4,170.8

Operating income	$355.2	$252.5	$704.8
Operating margins	7.6%	5.4%	16.9%

        Net revenues for the Engineered Products and Services segment remained essentially level in fiscal 2003 as compared to fiscal 2002, including a 1.3% decrease in product revenue partially offset by a 4.5% increase in service revenue. Net revenue decreased year over year, as the increase in net revenues due to favorable changes in foreign currency exchange rates ($233.1 million calculated in the manner described above in "Overview") and the effect of acquisitions ($41.2 million) was more than offset by continued weak conditions in major markets at Flow Control and Electrical and Metal Products, most notably in non-residential construction. Also contributing to the overall decrease was lower levels of capital spending and increased pricing pressure, resulting in lower selling prices. The $41.2 million effect from acquisitions included Century Tube Corporation ("Century") in October 2001, Water & Power Technologies ("Water & Power") in November 2001, and Clean Air Systems ("Clean Air") in February 2002 and all other acquisitions with a purchase price of $10 million or more.

        The 40.7% increase in operating income and the increase in margins in fiscal 2003 compared to fiscal 2002 were due to lower than usual operating income in the prior year period, as a result of recording charges of $379.5 million (discussed below). During fiscal 2003, we recorded charges totaling $56.7 million. Included within the $56.7 million are charges of $33.1 million related to changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates (including $19.0 million related to adjustments to workers compensation, $1.0 million primarily related to reconciling items in the current period and $13.1 million associated with asset reserves). Also included within the $56.7 million are net restructuring and other charges of $7.8 million, of which $6.1 million is included in cost of sales, due to changes in estimates of costs being less than anticipated, and charges for the impairment of long-lived assets of $2.2 million relating to manufacturing and distribution consolidation at Flow Control and cost reduction projects, and other costs of $13.6 million included within selling, general and administrative expenses primarily related to the reorganization and consolidation of a manufacturing facility and certain business offices. Operating income and margins were also negatively effected by the lower sales discussed above, competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products, and increased raw material costs, mostly steel. The Engineered Products and Services segment expects to incur additional charges in future periods related to the comprehensive cost reduction program announced on November 4, 2003.

        Net revenues increased 12.9% in fiscal 2002 over fiscal 2001 including a 13.1% increase in product revenue and a 12.0% increase in service revenue, primarily as a result of acquisitions and, to a much lesser extent, increased revenues at Flow Control, which was largely due to increased demand of industrial valve and control and thermal control products. However, offsetting this increase in demand of valve and control products was the decline in general economic conditions, as well as a slow-down in the commercial construction market. Acquisitions included Pyrotenax in March 2001, IMI Bailey Birkett in June 2001, Century, Water & Power, and Clean Air. Excluding the $9.2 million decrease from foreign currency exchange and the impact of the acquisitions listed above, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the segment were level with the prior year.

        The 64.2% decrease in operating income and the decrease in operating margins in fiscal 2002 over fiscal 2001 was primarily due to goodwill impairment charges in addition to the impact of lower margins at Electrical and Metal Products and Flow Control, decreased royalty and licensing fee income from divested businesses and reduced market activity due to continued softness in demand and worldwide competitive pressures. This overall decrease was slightly offset by the results of acquisitions and by savings realized from cost-cutting initiatives at Flow Control and Infrastructure Services.

        Operating income and margins for fiscal 2002 reflect restructuring and other charges of $50.8 million, of which inventory write-downs of $6.2 million are included in cost of sales, primarily related to severance and facility-related costs associated with streamlining the business and charges of $9.5 million for the impairment of property, plant and equipment associated with the closure of facilities. Also included are goodwill impairment charges of $319.2 million relating to Tyco Infrastructure Services. For additional information regarding our accounting for goodwill impairments, see "Accounting Policies—Goodwill" below.

        Operating income and margins for fiscal 2001 include restructuring and other charges of $57.3 million, of which inventory write-downs of $9.7 million are included in cost of sales, and charges for the impairment of property, plant and equipment of $3.4 million, primarily related to the closure of facilities.

Plastics and Adhesives

        The following table sets forth net revenues and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenue from product sales	$1,897.2	$1,878.3	$1,747.4

Operating income	$167.4	$209.2	$300.9
Operating margins	8.8%	11.1%	17.2%

        Net revenues at Tyco Plastics and Adhesives increased slightly in fiscal 2003 over fiscal 2002 due to the effect of favorable changes in foreign currency exchange rates ($29.3 million) and acquisitions ($21.0 million calculated in the manner described above in "Overview"), which included LINQ Industrial Fabrics, Inc. ("LINQ") in December 2001 and all other acquisitions with a purchase price of $10 million or more. Sales increases were achieved by higher selling prices as a result of higher raw material costs, increased sales volume of plastic sheeting and duct tape products as a result of the heightened level of security related to the potential likelihood of terrorist attacks, and a strong residential construction market for Ludlow Coated Products. These increases were more than offset by increased competition and decreases in our Corrosion Protection business, which has been negatively impacted by a slow down in the oil and gas pipeline construction markets created by uncertainty in the Middle East and Venezuela, and a decline in hanger sales due to weak demand in the retail garment industry.

        The significant decrease in operating income and decrease in operating margins in fiscal 2003 over fiscal 2002 were primarily due to increased raw material costs (mostly polyethylene) and increased pricing competition driven by excess production capacity and an increase in lower priced imported goods. During fiscal 2003, we recorded net credits totaling $1.4 million. Included within the $1.4 million are charges of $5.6 million related to changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates (including $3.2 million for adjustments to accrual balances, $2.6 million related to asset reserves for inventory and a credit of $0.2 million related to reconciliation items). Also included within the total credits of $1.4 million are restructuring credits of $1.0 million due to costs being less than anticipated and a credit of $6.0 million, which is included in selling, general and administrative expenses, related to the settlement of a lawsuit. The restructuring credits of $1.0 million include a credit of $0.4 million also recorded in connection with the Company's intensified internal audits. The Plastics and Adhesives segment expects to incur additional restructuring charges in future periods related to the comprehensive cost reduction program announced on November 4, 2003.

        Net revenues for the Plastics and Adhesives segment increased 7.5%, or $130.9 million in fiscal 2002 over fiscal 2001. The increase was solely due to the effect of acquisitions. In addition, net revenues for fiscal 2001 included $9.9 million related to our ADT Automotive business, which was sold in October 2000. Excluding the $4.5 million increase from foreign currency exchange fluctuations and the acquisition of LINQ Industrial Fabrics, Inc. in December 2001, and all other acquisitions with a purchase price of $10 million or more, pro forma revenues (calculated in the manner described above in "Overview") for the Plastics and Adhesives segment decreased an estimated 13.0%.

        Operating income decreased 30.5% in fiscal 2002 compared to fiscal 2001 primarily due to decreased margins as a result of volume shortfalls, a shift in the product mix, lower selling prices in certain areas and unfavorable manufacturing variances. In addition, the segment incurred increased expenses mostly relating to inventory write-downs and uncollectible accounts receivable.

        Operating income and margins for fiscal 2002 reflect net restructuring and other charges of $10.1 million, of which inventory write-downs of $1.1 million are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility-related costs due to exiting certain business lines. Operating income and margins for fiscal 2002 also include a charge for the write-off of long-lived assets of $2.6 million primarily related to the impairment of long-lived assets.

        Operating income and margins for fiscal 2001 include net restructuring and other charges of $8.3 million primarily related to the closure of several manufacturing plants. Included within the $8.3 million are charges of $4.0 million related to inventory write-downs, which has been included in cost of sales. Operating income and margins also include a charge of $1.2 million for the impairment of long-lived assets related to the closure of the manufacturing plants.

Corporate Items

Foreign Currency

        The effect of changes in foreign exchange rates for fiscal 2003 compared to fiscal 2002 was an increase in net revenues and operating income of $1,574.2 million and $192.1 million, respectively. The effect of changes in foreign exchange rates for fiscal 2002 compared to fiscal 2001 was an increase in net revenues of approximately $0.9 million and a decrease in operating income of approximately $48.2 million.

Corporate Expenses

        Corporate expenses were $400.6 million in fiscal 2003. Corporate expenses for fiscal 2003 include charges totaling $178.9 million. Included within the $178.9 million is a charge of $91.5 million for an incremental increase in directors and officers insurance and charges of $38.5 million related to internal investigation fees. Also included is a charge of $19.9 million primarily related to a severance accrual for corporate employees and a restructuring credit of $10.6 million due to costs being less than anticipated, both of which were changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates. Also included within the $178.9 million are net restructuring charges of $9.0 million, other net charges of $16.0 million included in selling, general and administrative expenses, and charges for the impairment of long-lived assets of $14.6 million primarily related to the closure and relocation of corporate offices and severance. Corporate expenses were $419.7 million in fiscal 2002. This amount includes net restructuring, impairment and other charges of $199.1 million primarily related to the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, costs incurred for the internal investigation, and severance. Corporate expenses were level in fiscal 2003 as compared to fiscal 2002, excluding all of the items noted above. Corporate expenses were $243.9 million in fiscal 2001, and included a charge of $3.4 million related to severance. Corporate expenses were down slightly in fiscal 2002 as compared to fiscal 2001 due to an overall decrease in compensation expense and lower than expected advertising costs and expenses for charitable giving. However, these decreases were partially offset by increased insurance costs, legal and accounting fees, and other costs associated with the business disruptions that began during the second quarter of fiscal 2002.

Amortization of Goodwill

        Amortization of goodwill was $543.0 million in fiscal 2001. In accordance with accounting rule changes, goodwill is no longer amortized beginning with our fiscal 2002 year. See Goodwill and Other Intangibles within Note 1 to our Consolidated Financial Statements for a discussion of these accounting rule changes.

Other (Expense) Income, Net

        Tyco has repurchased some debt prior to scheduled maturities. In fiscal 2003, the Company recorded other income from the early retirement of debt totaling $24.1 million, as compared to $30.6 million in fiscal 2002, and a loss from the early retirement of debt totaling $26.3 million for fiscal 2001.

        During fiscal 2003, the Company repurchased all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013. The total Dollar Price paid was $902 million based upon the $750 million par value of the Drs. The portion in excess of par of $151.8 million was recorded as a loss on retirement of debt.

        During fiscal 2003, the Company recognized a charge of $87.1 million relating to the write-down of various investments accounted for under both the cost and equity methods, of which $81.3 million was recorded, when it became evident that the declines in the fair value of the investments were other than temporary, primarily due to the continuing depressed economic conditions specifically within the telecommunications industry. Included within the $81.3 million is $75.6 million recorded in the second quarter (see Changes in Estimates Recorded During the Quarter Ended March 31, 2003). The remaining $5.8 million charge adjusted a portion of the remaining portfolio to its net realizable value based upon estimates received in conjunction with our decision to sell such investments. During fiscal 2002, the Company recognized a $270.8 million loss on various investments, primarily related to its investments in FLAG Telecom Holdings Ltd. ("FLAG") when it became evident that the declines in the fair value of FLAG and other investments were other than temporary. During fiscal 2001, the Company recognized a $133.8 million loss on various investments, primarily related to its investment in 360Networks when it became evident that the declines in the fair value of the investments were other than temporary.

        During fiscal 2003, the Company recognized other expense of $8.6 million in connection with a bank guarantee on behalf of an equity investee (see "Off-Balance Sheet Arrangements—Guarantees" below for further information).

        During fiscal 2002, the Company sold certain of its businesses for net proceeds of approximately $138.7 million in cash that consist primarily of certain businesses within the Healthcare and Fire and Security segments. In connection with these dispositions, the Company recorded a net gain of $23.6 million. In fiscal 2001, the Company sold its ADT Automotive business to Manheim Auctions, Inc., a wholly-owned subsidiary of Cox Enterprises, Inc., for approximately $1.0 billion in cash. The Company recorded a net gain on the sale of businesses of $410.4 million after deducting commissions and other direct costs, principally related to the sale of ADT Automotive. This gain is net of direct and incremental costs of the transaction, as well as $60.7 million of special bonuses paid to key employees.

Interest Expense, Net

        Interest income was $107.2 million in fiscal 2003, as compared to $117.3 million and $128.3 million in fiscal 2002 and 2001, respectively. Interest expense was $1,148.0 million in fiscal 2003, as compared to $1,077.0 million in fiscal 2002 and $904.8 million in fiscal 2001. Interest expense in fiscal 2003 includes a charge of $0.4 million related to changes in estimates recorded during the quarter ended March 31, 2003, and a charge of $2.4 million related to the interest component of a state sales tax charge. Fiscal 2003 interest income includes $18.7 million related to interest received on a tax refund. The increase in net interest expense in fiscal 2003 over fiscal 2002 is primarily the result of the negative impact of the cancellation of certain swaps in fiscal 2002, a decrease in capitalized interest due to the completion of TGN, an increase in the weighted-average interest rate year over year, in addition to a decrease in interest income as a result of the collection of a note receivable. Slightly offsetting this overall increase was the favorable impact of a lower average debt balance during fiscal 2003. The increase in fiscal 2002 as compared to fiscal 2001 was due to a higher average debt balance for the year, which more than offset the decrease in our weighted-average interest rate during fiscal 2002. The weighted-average rates of interest on our long-term debt outstanding during fiscal 2003 and 2002 were 4.7% and 4.5%, respectively. Our weighted-average rate during fiscal 2003 increased due to the continued effects of the credit downgrades that began in February 2002 including the exiting of the commercial paper market and the retirement of lower interest rate debt.

Income Tax Expense

        Income tax expense was $764.5 million on pre-tax income of $1,802.8 million for fiscal 2003 as compared to income tax expense of $208.1 million on pre-tax loss of $2,628.7 million for fiscal 2002 and income tax expense of $1,172.3 million on pre-tax income of $5,114.7 million for fiscal 2001.

        Our effective income tax rate was 42.4%, (7.9%) and 22.9% during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The difference in the rate from fiscal 2002 to 2003 is primarily the result of a decrease in the non-recognition of tax benefits on impairments and a decrease in other non-deductible charges. The difference in the tax rate from fiscal 2001 to fiscal 2002 was primarily due to the non-recognition of tax benefits on significant impairment charges, which occurred in fiscal 2002.

        The tax effect on purchased in-process research and development, restructuring and other credits (charges), charges for the impairment of long-lived assets, charges for the impairment of goodwill, net gain on the sale of businesses and investments, net gain on the sale of common shares of a subsidiary and accounting change was a benefit of $265.8 million during fiscal 2003, as compared to a benefit of $670.9 million during fiscal 2002 and a benefit of $68.6 million in fiscal 2001.

        The valuation allowance increased by approximately $249 million due to the uncertainty of the utilization of certain non-U.S. deferred tax assets (see Note 10 to our Consolidated Financial Statements). We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our balance sheet. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, certain tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these accrued amounts.

        During fiscal 2003, the Company reached an agreement with the Internal Revenue Service relating to the examination of one of its subsidiary's income tax returns. As a result, the Company recorded a tax benefit of $22.4 million.

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

Cumulative Effect of Accounting Changes

        As discussed in "Off-Balance Sheet Arrangements—Variable Interest Entities" below, the Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During fiscal 2003, the Company adopted FIN 46 and, accordingly, restructured one of the synthetic leases to meet the requirements of FIN 46 for operating lease accounting. The Company has reclassified the remaining two leases as capital leases and consequently, recorded a cumulative effect adjustment, a $75.1 million loss after-tax ($115.5 million pre-tax) in fiscal 2003 in accordance with the provisions of FIN 46. In addition, four joint ventures within Tyco Infrastructure Services met the consolidation criteria set forth in FIN 46. As a result of both the synthetic lease reclassifications and the joint venture consolidations, the Company has increased property, plant and equipment, net, by $433.8 million and total debt by $562.2 million (effective July 1, 2003).

        In December 1999, the SEC issued SAB 101, in which the SEC expressed its views regarding the appropriate recognition of revenue with respect to a variety of circumstances, some of which are relevant to us. As required under SAB 101, we modified our revenue recognition policies with respect to the installation of electronic security systems (see "Revenue Recognition" within Note 1 to our Consolidated Financial Statements). In addition, in response to SAB 101, we undertook a review of our revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter of fiscal 2001, we changed our method of accounting for these items retroactive to the beginning of the fiscal year to conform to the requirements of SAB 101. This was reported as a $653.7 million after-tax ($1,005.6 million pre-tax) charge for the cumulative effect of change in accounting principle in the fiscal 2001 Consolidated Statement of Operations.

        During fiscal 2003 and 2002, the Company recognized $249.4 million and $294.2 million, respectively, of revenue that had previously been included in the SAB 101 cumulative effect adjustment recorded as of October 1, 2000. The impact of SAB 101 on net revenues in fiscal 2001 was a net decrease of $241.1 million, reflecting the deferral of $520.5 million of fiscal 2001 revenues, partially offset by the recognition of $279.4 million of revenue that is included in the cumulative effect adjustment as of the beginning of fiscal 2001.

        We recorded a cumulative effect adjustment, a $29.7 million loss, net of zero tax, in fiscal 2001 in accordance with the transition provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

        Long-Lived Assets—Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We carry long-lived assets at the lower of cost or fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may be overstated or understated.

        The Company generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through the ADT dealer program (discussed below under "Amortization Method for Customer Contracts").

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

        The determination of the depreciable lives of subscriber systems included in property, plant and equipment, and the amortizable lives of customer contracts and related customer relationships included in intangible assets, are primarily based on historical attrition rates, third-party lifing studies and the useful life of the underlying tangible asset. The realizable value and remaining useful lives of these assets could be impacted by changes in customer attrition rates. If the attrition rates were to rise, the Company may be required to further accelerate the amortization.

        Goodwill—Effective October 1, 2001, the beginning of Tyco's fiscal year 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead management assesses goodwill for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

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

        Disruptions to our business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit, downgrades in our credit ratings, and market capitalization declines may result in our having to perform a SFAS No. 142 first step valuation analysis for all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future.

        Amortization Method for Customer Contracts—The Company purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships).

        As discussed above in "Long-Lived Assets," the Company generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through the ADT dealer program. Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit which is expected to be obtained from the customer relationship. The Company believes that the accelerated method that presently best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

        Revenue Recognition—Contract sales for the installation of fire protection systems, large security intruder systems, undersea cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenues and profits for the period may be overstated or understated.

        Income Taxes—Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year. Management uses judgment in estimating what the income will be for the year. Since judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period.

        In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

        In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

        We intend to maintain this valuation allowance until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002 the Company divested of Tyco Capital through the sale of 100% of CIT's common shares in an IPO. Accordingly, the results of Tyco Capital are presented as discontinued operations for all periods. Prior year amounts include Tyco Capital's operating results after June 1, 2001, the date of acquisition of CIT by Tyco.

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

        During fiscal 2003, Tyco recorded income from discontinued operations of $20.0 million. The $20.0 million represented a restitution payment made by Frank E. Walsh Jr. (see Note 18 to the Consolidated Financial Statements). Tyco Capital's revenues were $4,068.7 million for the period October 1, 2001 through July 8, 2002, consisting of finance income of $3,327.6 million and other income of $741.1 million. Tyco Capital's revenues for the period June 2 through September 30, 2001 were $2,011.6 million, consisting of finance income of $1,676.5 million and other income of $335.1 million. As a percentage of AEA, finance income was 11.9% and 12.8% for the period October 1, 2001 through July 8, 2002 and for the period June 2 through September 30, 2001, respectively. For the period October 1, 2001 through July 8, 2002, Tyco Capital's loss before income taxes and minority interest was $5,958.7 million. For the period June 2 through September 30, 2001, Tyco Capital's income before income taxes and minority interest was $451.1 million.

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

        During the quarter ended March 31, 2002, we experienced disruptions to our business surrounding our announced break-up plan, a downgrade in our credit ratings, and a significant decline in our market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. Further, market-based information used in connection with our preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, we performed a SFAS No. 142 first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that time.

        Management's objective in performing the SFAS No. 142 first step analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, we recorded a $4,512.7 million impairment charge as of March 31, 2002, which is included in discontinued operations.

        SFAS No. 142 requires a second step analysis whenever a reporting unit's book value exceeds estimated fair value. This analysis requires that we estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. We completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment of $132.0 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, we performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in a goodwill impairment of $1,867.0 million, which is also included in discontinued operations. We also recorded an additional impairment charge of $126.4 million in order to write-down its investment in CIT to fair value for a total CIT goodwill impairment charge of $2,125.4 million. This write-down was based upon net IPO proceeds of approximately $4.4 billion, after deducting estimated out of pocket expenses, and is included in the $6,282.5 million loss from discontinued operations. During the fourth quarter of fiscal 2002, Tyco recorded a loss on the sale of Tyco Capital of $58.8 million.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities from our continuing operations and the use of a portion of that cash in our operations in fiscal 2003, fiscal 2002 and fiscal 2001.

	Fiscal 2003	Fiscal 2002	Fiscal 2001
($ in millions)
Operating income (loss) from continuing operations	$3,067.0	$(1,452.4)	$5,616.4
Non-cash restructuring and other (credits) charges, net	(45.9)	796.5	312.0
Charges for the impairment of long-lived assets	824.9	3,309.5	120.1
Goodwill impairment	278.4	1,343.7	—
Write-off of purchased in-process research and development	—	17.8	184.3
Depreciation and amortization(1)	2,196.9	2,085.0	1,642.0
Net increase (decrease) in deferred income taxes	348.9	(585.2)	107.3
Provision for losses on accounts receivable and inventory	581.1	501.6	598.2
Debt and refinancing cost amortization	116.4	194.0	108.4
Less:
Net decrease (increase) in working capital, excluding current maturities of debt(2)	45.1	640.2	(944.5)
(Decrease) increase in sale of accounts receivable programs	(119.0)	(56.4)	490.6
Interest income	107.2	117.3	128.3
Interest expense	(1,148.0)	(1,077.0)	(904.8)
Income tax expense	(764.5)	(208.1)	(1,172.3)
Other, net(3)	(142.4)	(215.1)	425.1

Cash provided by operating activities from continuing operations	5,346.1	5,411.4	6,711.1
Cash provided by (used in) operating activities from discontinued operations	20.0	1,462.9	(260.2)

Cash provided by operating activities	$5,366.1	$6,874.3	$6,450.9

Other Cash Flow Items:
Cash (provided by) used in operating activities from discontinued operations	$(20.0)	$(1,462.9)	$260.2
Capital expenditures(4)	(1,169.6)	(1,678.8)	(1,773.4)
Dividends paid	(100.9)	(100.3)	(90.0)
Decrease (increase in) in sale of accounts receivable programs	119.0	56.4	(490.6)
Construction of Tyco Global Network	(112.7)	(1,146.0)	(2,247.7)
Acquisition of customer accounts (ADT dealer program)	(596.8)	(1,139.3)	(798.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	(271.8)	(624.1)	(878.7)

(1)
This amount is the sum of depreciation of tangible property ($1,471.9 million, $1,464.1 million and $1,242.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively) and amortization of intangible assets other than goodwill ($725.0 million, $620.9 million and $399.3 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively).

(2)
This amount includes cash paid out for restructuring and other charges of $503.3 million, $517.5 million and $215.5 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

(3)
This amount includes $151.8 million related to a loss on the retirement of debt associated with the 6.25% Dealer Remarketable Securities ("Drs.") due 2013 for fiscal 2003.

(4)
This amount is net of proceeds of $29.5 million and $427.7 million received in sale-leaseback transactions for fiscal 2002 and fiscal 2001, respectively. It is also net of proceeds of $123.8 million, $166.2 million and $62.0 million received in sale/disposition of property, plant and equipment in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        The following table shows cash flow from operating activities and other cash flow items by segment for fiscal 2003 ($ in millions).

	Fire and Security Services	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate	Total
Operating income (loss) from continuing operations	$360.2	$457.7	$2,127.1	$355.2	$167.4	$(400.6)	$3,067.0
Non-cash restructuring and other charges (credits), net	6.3	(43.1)	(1.2)	(2.0)	—	(5.9)	(45.9)
Charges for the impairment of long-lived assets	143.0	658.9	—	2.2	—	20.8	824.9
Goodwill impairment	—	278.4	—	—	—	—	278.4
Depreciation	611.3	451.8	250.0	104.4	45.5	8.9	1,471.9
Intangible assets amortization	590.3	66.0	63.0	3.8	1.9	—	725.0

Depreciation and amortization	1,201.6	517.8	313.0	108.2	47.4	8.9	2,196.9
Deferred income taxes	—	—	—	—	—	348.9	348.9
Provision for losses on accounts receivable and inventory	354.9	54.3	77.4	64.7	29.8	—	581.1
Debt and refinancing cost amortization	—	—	—	—	—	116.4	116.4
Net (increase) decrease in working capital and other(1)	(71.2)	(247.6)	59.0	(184.9)	35.7	311.7	(97.3)
(Decrease) increase in sale of accounts receivable programs	(34.3)	(6.7)	(57.8)	—	—	(20.2)	(119.0)
Interest income	—	—	—	—	—	107.2	107.2
Interest expense	—	—	—	—	—	(1,148.0)	(1,148.0)
Income tax expense	—	—	—	—	—	(764.5)	(764.5)

Cash provided by (used in) operating activities from continuing operations	1,960.5	1,669.7	2,517.5	343.4	280.3	(1,425.3)	5,346.1
Cash provided by operating activities from discontinued operations	—	—	—	—	—	20.0	20.0

Cash provided by (used in) operating activities	$1,960.5	$1,669.7	$2,517.5	$343.4	$280.3	$(1,405.3)	$5,366.1

Other Cash Flow Items:
Capital expenditures	$(509.8)	$(403.0)	$(192.4)	$(50.1)	$(22.0)	$7.7	$(1,169.6)
Dividends paid	—	—	—	—	—	(100.9)	(100.9)
Decrease in sale of accounts receivable programs	34.3	6.7	57.8	—	—	20.2	119.0
Construction of Tyco Global Network	—	(112.7)	—	—	—	—	(112.7)
Acquisition of customer accounts (ADT dealer program)	(596.8)	—	—	—	—	—	(596.8)
Cash paid for purchase accounting and holdback/earn-out liabilities	(81.0)	(67.2)	(52.8)	(66.3)	(4.5)	—	(271.8)

(1)
These amounts include cash paid out for restructuring and other charges. Additionally, this amount includes $151.8 million related to a loss on the retirement of debt associated with the 6.25% Dealer Remarketable Securities ("Drs.") due 2013 for fiscal 2003.

        The net change in total working capital, net of the effects of acquisitions and divestitures, was an increase of $307.0 million in fiscal 2003, including cash paid out for restructuring and other charges of $503.3 million. The components of this change are set forth in detail in our Consolidated Statement of Cash Flows. The significant changes in working capital included a $627.6 million decrease in accounts payable due primarily to an overall decrease across all of our business segments resulting from improved inventory management, as well as a decrease within Tyco Telecommunications due to lower purchasing resulting from the completion of the TGN. In addition, accrued expenses and other current liabilities decreased $559.9 million primarily as a result of cash paid out associated with accruals for restructuring and other charges. We focus on maximizing the cash flow from our operating businesses and attempt to keep the working capital employed in the businesses to the minimum level required for efficient operations.

        During fiscal 2003, we decreased our participation in our sale of accounts receivable program by $119.0 million.

        During fiscal 2003, fiscal 2002 and fiscal 2001, we paid out $271.8 million, $624.1 million and $878.7 million, respectively, in cash that was charged against accruals established in connection with acquisitions. This amount is included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statements of Cash Flows.

        Accruals for restructuring and other items are taken as a charge against current earnings at the time the accruals are established in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Amounts expended for restructuring and other costs are charged against the accruals as they are paid out. If the amount of the accruals proves to be greater than the costs actually incurred, any excess is credited against restructuring and other charges in the Consolidated Statement of Operations in the period in which that determination is made.

        At September 30, 2002, there existed accruals for restructuring and other charges of $1,021.6 million on the Consolidated Balance Sheet. During fiscal 2003, we recorded net restructuring credits of $84.8 million, of which credits of $10.5 million are included in cost of sales, related to a revision of estimates of prior years' restructuring charges. During fiscal 2003, we paid out $503.3 million in cash and incurred $0.3 million in non-cash uses that were charged against these liabilities. We also reclassified $197.5 million of restructuring accruals to the appropriate balance sheet accounts, recorded $7.4 million in foreign currency translation adjustments and recorded non-cash adjustments of $40.0 million. At September 30, 2003, there remained $293.6 million of accruals for restructuring and other charges on our Consolidated Balance Sheet, of which $159.3 million is included in accrued expenses and other current liabilities, and $134.3 million is included in other long-term liabilities.

        During fiscal 2003, we purchased customer contracts for electronic security services for cash of $596.8 million and businesses for cash of $44.0 million, net of $1.1 million of cash acquired.

        At the beginning of fiscal 2003, purchase accounting accruals were $539.0 million as a result of purchase accounting transactions in prior years. In connection with fiscal 2003 acquisitions, we established purchase accounting liabilities of $0.2 million for transaction and integration costs. In addition, purchase accounting liabilities of $25.8 million and a corresponding increase to goodwill and deferred tax assets were recorded during fiscal 2003 relating to fiscal 2002 and prior years' acquisitions. These accruals related primarily to revisions associated with finalizing the exit plans of Paragon and Eberle, both acquired during fiscal 2002. Also, during fiscal 2003, we reclassified $3.8 million of fair value adjustments related to the write-down of assets for fiscal 2002 acquisitions out of purchase accounting accruals into the appropriate asset or liability account. We also recorded $16.5 million in cumulative translation adjustments. During fiscal 2003, we paid out $171.5 million in cash for utilization of purchase accounting liabilities related to prior years' acquisitions. In addition, we paid out $100.3 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Also, in fiscal 2003, we determined that $207.2 million of purchase accounting liabilities related to acquisitions prior to fiscal 2003 were not needed and reversed that amount against goodwill. At September 30, 2003, there remained $199.0 million in purchase accounting accruals on our Consolidated Balance Sheet, of which $79.7 million is included in accrued expenses and other current liabilities and $119.3 million is included in other long-term liabilities. In addition, $211.7 million of holdback/earn-out liabilities remained on our Consolidated Balance Sheet, of which $93.1 million are included in accrued expenses and other current liabilities and $118.6 million are included in other long-term liabilities.

        As required by SFAS No. 142, all business combinations completed in fiscal 2002 were accounted for under the purchase accounting method. At the time each purchase acquisition is made, we recorded transaction costs and the costs of integrating the purchased company within the relevant Tyco business segment. The amounts of such liabilities established in fiscal 2002 are detailed in Note 2 to the Consolidated Financial Statements. These amounts are not charged against current earnings but are treated as additional purchase price consideration and have the effect of increasing the amount of goodwill recorded in connection with the respective acquisition. We view these costs as the equivalent of additional purchase price consideration when we consider making an acquisition. If the amount of the liabilities prove to be in excess of costs actually incurred, any excess is used to reduce the goodwill account that was established at the time the acquisition was made. Any shortfall will be recorded in earnings.

        During the fourth quarter of fiscal 2003, the Company initiated a proposed divestiture program which includes the TGN and other non-core businesses within all of our operating segments except Plastics and Adhesives. Combined fiscal 2003 revenues for businesses under consideration for potential divestiture totaled approximately $2 billion. The estimated potential proceeds from sales (excluding the TGN) could be at least $400 million. If we dispose of these businesses, we may not fully recover their recorded book values. At September 30, 2003, however, under the held and used model, the assets of these businesses were fully recoverable.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. During fiscal 2003, we spent $112.7 million on construction of the TGN. Construction of the TGN was completed during fiscal 2003. Consequently, the level of capital expenditures in the Electronics segment is expected to decrease in fiscal 2004. The level of capital expenditures in the other segments should not exceed depreciation in fiscal 2004 and should approximate the level of spending in fiscal 2003.

        The provision for income taxes relating to continuing operations in the Consolidated Statement of Operations for fiscal 2003 was $764.5 million, and the amount of income taxes paid (net of refunds) during the year was $142.5 million. The difference is due to timing differences, as well as net operating loss carryforward and carryback utilization.

Capitalization

        Shareholders' equity was $26,369.0 million, or $13.20 per share, at September 30, 2003, compared to $24,081.3 million, or $12.07 per share, at September 30, 2002. The increase in shareholders' equity was due primarily to currency translation adjustments of $1,445.4 million and net income of $979.6 million.

        Tangible shareholders' deficit was $5,359.7 million and $7,745.0 million at September 30, 2003 and 2002, respectively. Goodwill and other intangible assets were $31,728.7 million at September 30, 2003, compared to $31,826.3 million at September 30, 2002. Acquisitions have been an important part of Tyco's growth in prior years. While we have continued to make selected complementary acquisitions, the amount of acquisition activity has been significantly reduced and, therefore, our growth rate from acquisitions has been reduced as compared to prior periods.

        Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 44% at September 30, 2003 and 50% at September 30, 2002. We had approximately $4.2 billion of cash and cash equivalents as of September 30, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 39% at September 30, 2003 and

43% at September 30, 2002. Management believes net debt is an important measure of liquidity which it uses to measure its ability to meet its future debt obligations.

        At September 30, 2003, total debt was $20,969.1 million, as compared to $24,248.1 million at September 30, 2002. This decrease resulted principally from the repayment of Tyco International Group S.A.'s ("TIG"), a wholly-owned subsidiary of Tyco, $3.855 billion unsecured term loan, the repurchase of TIG's $750 million par value 6.25% Dealer Remarketable Securities due 2013, the repurchase of TIG's remaining Floating Rate Notes and 4.95% Notes of approximately $488 million and $534 million, respectively, the purchase of $1,850.1 million (par value $2,421.1 million) of TIG's zero coupon convertible debentures due 2021 for cash of $1,850.1 million, and the purchase of $1,085.7 million (par value $1,415.2 million) of Tyco's zero coupon convertible debentures due 2020 for cash of approximately $1,062.8 million. The decrease was partially offset by the issuance of $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023 for net proceeds of approximately $4,387.5 million. Our debt activity is discussed in more detail below. Our cash balance decreased to $4,186.7 million at September 30, 2003, as compared to $6,185.7 million at September 30, 2002.

        The following summarizes Tyco's change in net debt for fiscal 2003 ($ in millions):

Total debt at September 30, 2002		$24,248.1
Less: cash and cash equivalents at September 30, 2002		(6,185.7)

Net debt balance at September 30, 2002		18,062.4
Less the following:
Operating cash flow from continuing operations(1)	5,346.1
Purchase of property, plant and equipment, net	(1,169.6)
Dividends paid	(100.9)
Construction of TGN	(112.7)
Acquisition of customer accounts (ADT dealer program)	(596.8)
Cash paid for purchase accounting and holdback/earn-out liabilities	(271.8)
Acquisition of businesses, net of cash acquired	(44.0)
Increase in current and non-current restricted cash	(228.4)
Cash invested in short-term investments	(392.1)
Currency translation adjustments on debt	(352.7)
Impact of adoption of FIN 46	(562.2)
Other items	(234.9)

		1,280.0

Net debt balance at September 30, 2003		16,782.4
Plus: cash and cash equivalents at September 30, 2003		4,186.7

Total debt at September 30, 2003		$20,969.1

(1)
Includes decrease in sales of accounts receivable programs of $119.0 million.

        In January 2003, TIG repaid its $3,855 million unsecured term loan from banks scheduled to expire on February 6, 2003.

        In January 2003, TIG issued $3.0 billion of 2.75% Series A convertible senior debentures due January 2018 and $1.5 billion of 3.125% Series B convertible senior debentures due January 2023. These debentures are fully and unconditionally guaranteed by Tyco, and at any time prior to the stated maturity, holders may convert each of their debentures into Tyco common shares at a rate of $22.7832 and $21.7476 respectively, per share. Additionally, holders of the Series A debentures may require the Company to purchase all or a portion of their debentures on January 15, 2008 and January 15, 2013, and holders of the Series B debentures may require the Company to purchase all or a portion of their debentures on January 15, 2015. If the option is exercised at any one of the aforementioned dates, TIG must repurchase the debentures at par plus accrued but unpaid interest, and may elect to repurchase the securities for cash, Tyco common shares, or some combination thereof. TIG may redeem for cash some or all of the Series A debentures and Series B debentures at any time on or after January 20, 2006 and January 20, 2008, respectively. Net proceeds of $4,387.5 million, before out of pocket expenses, from these debentures were used primarily to repay debt.

        Also in January 2003, TIG entered into a $1.5 billion 364-day unsecured revolving credit facility which also provides for issuance of unsecured letters of credit. The facility, which is fully and unconditionally guaranteed by Tyco and certain of its subsidiaries and is guaranteed in part by various subsidiaries of TIG, has a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating and in the market price of one of its outstanding debt securities. TIG also pays a commitment fee of 0.50% annually on any unused portion of the line of credit. The facility was not utilized in fiscal 2003.

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

        In November 2000, Tyco issued $4,657.5 million principal amount at maturity of zero coupon convertible debentures due 2020 for aggregate net proceeds of approximately $3,374.0 million. The debentures accrete interest at a rate of 1.5% per annum. During fiscal 2003, Tyco purchased $1,085.7 million (par value $1,415.2 million) of the debentures for cash of approximately $1,062.8 million. On November 17, 2003, holders of principal amount at maturity of $3,196.7 million notified Tyco that they had exercised their option to require Tyco to repurchase their notes at a price of $775.66 per $1,000 principal at maturity representing the accreted value of the notes on that date. On November 18, 2003, Tyco purchased these notes for cash of $2,479.6 million.

        Our bank credit agreements contain a number of financial covenants, such as interest coverage, debt to EBITDA and leverage ratios, and minimum levels of net worth and restrictive covenants that limit the amount of debt we can incur and restrict our ability to (i) pay dividends or make other payments in connection with our capital stock (ii) make acquisitions or investments (iii) enter into sale/leaseback transactions (iv) pledge assets and (v) prepay debt that matures after December 31, 2004. Specifically, TIG is the borrower under a 5-year, $2.0 billion revolving credit facility that contains a financial covenant based on the Company's leverage ratio. The maximum allowable leverage ratio as defined under this agreement is 52.5%. At September 30, 2003, this ratio declined to 46.3% from 51.3% at September 30, 2002. We also have several synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks. None of these covenants is presently considered restrictive to our operations.

        As a result of the rating agencies' downgrade of Tyco's debt in fiscal 2002, investors in one of our accounts receivable programs have the option to discontinue reinvestment in new receivables. The amount outstanding under this program was $103.2 million at September 30, 2003.

        On November 12, 2003, TIG issued $1.0 billion par value 6% Notes due 2013 in a private placement offering. The Notes are fully and unconditionally guaranteed by Tyco. The Company announced its intention to negotiate new revolving bank credit facilities and, upon negotiation of such facilities, to use the note proceeds to reduce the $2.0 billion outstanding under the 5-year revolving credit facility due 2006. In addition, subsequent to year end, TIG executed LIBOR-in-arrears interest rate swaps on notional value $875 million against these notes. Under these swaps Tyco will receive 6% and pay on average 6-month LIBOR plus 90.3 basis points.

        Tyco is currently negotiating a $1.5 billion 3-year revolving credit facility which includes a $500 million sublimit for the issuance of standby and commercial letters of credit and a $1.0 billion 364-day revolving credit facility with a 1-year term out option. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary depending upon changes in its credit rating. These new facilities will replace the $1.5 billion undrawn 364-day revolving credit facility, due to expire at the end of January 2004, and the $2.0 billion drawn 5-year revolving credit facility, due to expire in February 2006.

        The following table details our debt ratings at September 30, 2003.

At September 30, 2003
	Short Term	Long Term
Moody's	Not prime	Ba2
Standard & Poor's	A3	BBB-
Fitch	B	BB

        On December 3, 2003, Fitch upgraded its rating to BB+ on the senior unsecured debt of Tyco as well as on the unconditionally guaranteed debt of TIG. Fitch's upgrade of Tyco's long-term debt recognizes the progress made by the Company with respect to debt reduction and improving cash flow.

        On December 11, 2003, Moody's confirmed the debt ratings of TIG and raised the rating outlook of Tyco to positive. Moody's indicated that this action reflects the progress the Company has made in addressing recent liquidity concerns through the refinancing/repayment of approximately $11 billion of debt maturities and putable debt in 2003, as well as Moody's expectation for continued-strong free cash flow generation, profit improvement and debt reduction over the near-to-intermediate-term.

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

Commitments and Contingencies

        A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations are as follows ($ in millions):

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Debt(1)	$2,718.4	$2,258.6	$3,949.2	$704.0	$122.6	$11,216.3
Operating leases(2)	714.2	563.2	421.4	303.1	227.8	1,030.1
Purchase obligations	23.2	11.6	10.1	8.8	8.3	—

Total contractual cash obligations	$3,455.8	$2,833.4	$4,380.7	$1,015.9	$358.7	$12,246.4

(1)
Includes capital lease obligations.

(2)
Includes obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels.

        In addition to the commitments discussed in the table above, a subsidiary of the Company has the option to buy five cable laying sea vessels upon expiration of the lease in fiscal 2007 for approximately

$280 million, or return the vessels to the lessor and, under a guarantee, pay any shortfall in sales proceeds from a third party in an amount not to exceed $235 million.

        At September 30, 2003, the Company had outstanding letters of credit and letters of guarantee in the amount of $849.2 million.

        At September 30, 2003, Tyco had unsecured credit facilities of $1.5 billion due 2004, all of which is undrawn and available, and $2.0 billion due 2006, all of which is drawn (see Note 19 to the Consolidated Financial Statements). In addition, certain of the Company's operating subsidiaries have overdraft and similar types of facilities which total $1.1 billion, of which $0.7 billion was undrawn and available. These facilities expire at various dates through the year 2015, most of which are renewable and are established primarily within international operations.

        At September 30, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million is not accrued at September 30, 2003, as the outcome of this contingency cannot be reasonably determined.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current Board of Directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. See "Risk Factors" below and "Legal Proceedings." We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses in aggregate amounts that would have a material adverse effect on our financial condition, results of operations and liquidity. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse settlement of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Opportunity Employment Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. In addition, while we believe we have adequately responded to a Governmental Services Action ("GSA") action questioning whether Tyco lacked the present responsibility to be a government contractor due to concerns the GSA has expressed as a result of the alleged serious criminal misconduct of our former Chief Executive Officer, Chief Financial Officer and General Counsel, the GSA has reserved the right to take appropriate actions if additional information warrants it. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in time could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse settlement of these matters.

        Tyco and our subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Management believes that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on the Company's financial condition, annual results of operations or cash flows.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, annual results of operations or liquidity.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2003, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $142 million to $451 million. As of September 30, 2003, Tyco concluded that the best probable estimate within this range is approximately $270 million, of which $32 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $270 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, annual results of operations or liquidity.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2003, there were approximately 14,000 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, annual results of operations or liquidity.

Backlog

        At September 30, 2003, we had a backlog of unfilled orders of $11,533.9 million, compared to a backlog of $11,015.5 million at September 30, 2002. We expect that approximately 83% of our backlog at September 30, 2003 will be filled during fiscal 2004. Backlog by reportable industry segment is as follows ($ in millions):

	September 30,
	2003	2002
Fire and Security	$6,964.7	$6,691.5
Electronics	2,071.0	2,076.5
Engineered Products and Services	2,061.4	1,873.4
Healthcare	327.4	239.7
Plastics and Adhesives	109.4	134.4

	$11,533.9	$11,015.5

        Backlog for Fire and Security includes recurring "revenue-in-force," which represents one year's fees for security monitoring and maintenance services under contract. The amount of recurring revenue-in-force at September 30, 2003 and 2002 is $3,606.7 million and $3,483.9 million, respectively. Within the Fire and Security segment, backlog increased primarily due to favorable foreign currency exchange rates.

        Within the Electronics segment, backlog remained level. Backlog for Engineered Products and Services increased primarily due to several new contracts and, to a lesser extent, due to favorable foreign currency exchange rates. Backlog in the Healthcare and Plastics and Adhesives segments represents unfilled orders, which, in the nature of the businesses, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sales of Accounts Receivable

        Tyco has several programs under which it sells participating interests in accounts receivable to investors who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the Company sells new receivables. The Company has the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. At September 30, 2003, the availability under these programs is $1,025 million. At September 30, 2003 and 2002, $803 million and $933 million, respectively, was utilized under the programs. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds are less than the face amount of accounts receivable sold by an amount that approximates the cost that would be incurred if commercial paper were issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such discount aggregated $29.0 million, $17.0 million, and $25.3 million, or 3.5%, 2.7%, and 5.3% of the weighted-average balance of the receivables outstanding, during fiscal 2003, 2002 and 2001, respectively. The Company retains collection and administrative responsibilities for the participating interests in the defined pool. Also, some of our international businesses sell accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under these arrangements was $202 million and $157 million at September 30, 2003 and 2002, respectively.

        As a result of the rating agencies' downgrade of Tyco's debt in June 2002, investors of one of our accounts receivable programs have the option to discontinue reinvestment in new receivables and terminate the program. However, the investors have not exercised this option. The amount outstanding under this program was $103.2 million and $132.4 million at September 30, 2003 and 2002, respectively.

Variable Interest Entities

        During fiscal 2003, the Company adopted FIN 46, which requires identification of the Company's participation in VIE's, which are entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns.

        The Company has programs under which it sells machinery and equipment to investors who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities but do not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN 46.

        As discussed in "Results of Operations—Cumulative Effect of Accounting Changes," the Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During fiscal 2003, the Company restructured one of the synthetic leases to meet the requirements of FIN 46 for operating lease accounting and reclassified the remaining two leases as capital leases. In addition, the Company evaluated other investments and concluded that four joint ventures that were previously accounted for under the equity method of accounting within Tyco Infrastructure Services, in which we own a minority interest, meet the consolidation criteria set forth in

FIN 46. Accordingly, these ventures have been consolidated onto the Company's balance sheet. The following table presents balance sheet information for the VIE's that were included within the Company's Consolidated Balance Sheet under the transitional accounting prescribed by FIN 46 effective July 1, 2003 ($ in millions):

Restricted cash	$21.7
Accounts receivable	7.5
Property, plant and equipment	433.8
Other assets(1)	28.2

Total assets	$491.2

Loans payable and current maturities of long-term debt	$10.6
Accounts payable	2.1
Accrued expenses and other current liabilities(2)	(31.6)
Long-term debt	551.6
Other long-term liabilities(3)	(12.8)
Minority interest	46.4

Total liabilities	566.3

Cumulative effect of accounting change, net of tax	$(75.1)

(1)
Includes the elimination of $16.2 million of equity investments related to joint ventures previously recorded under the equity method which are now consolidated under FIN 46.

(2)
Includes the elimination of $32.7 million of accrued expenses associated with synthetic leases previously recorded as operating leases which are now recorded as capital leases under FIN 46.

(3)
Includes the elimination of $14.7 million of long-term liabilities associated with synthetic leases previously recorded as operating leases which are now recorded as capital leases under FIN 46.

Guarantees

        The Company may, from time to time, enter into sales contracts whereby it will buy back (at a discount) a transaction from a customer's third-party financier in the event of a customer's default. For such transactions that include "shared risk," the Company accrues a liability based on historical loss data. As of September 30, 2003, $3.2 million was accrued related to these contracts. In the event the Company must pay for this shared risk, the Company's recourse is as follows: place the lease with a financially viable third-party financier; repossess the purchased products or equipment; seek payment through a personal guarantee issued by the customer; or, alternatively, sue the customer.

        The Company's Fire and Security business has guaranteed the performance of a third-party contractor. The performance guarantee arose from contract negotiations, because the contractor could provide cost-effective service on a telecommunications contract. In the event the contractor does not perform its contractual obligations, Tyco Fire and Security would perform the service itself. Therefore, the Company's exposure would be the cost of any services performed, which would not have a material effect to the Company's financial position or annual results of operations. Because it is not probable that the Company will have to make any payments or perform any services pursuant to the guarantee it has not recorded any obligation related to the guarantee. The contract was entered into in July 2002 and expires at the end of the warranty period, July 2004. If the third-party sub-contractor does not perform its obligations, Tyco may consider withholding any future payment for work performed by the contractor.

        The Company, in disposing of assets or businesses, often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, annual results of operations or liquidity.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See "Liquidity and Capital Resources—Commitments and Contingencies" above for a discussion of these liabilities.

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million and has accrued $10.4 million and $4.4 million as of September 30, 2003 and 2002, respectively, based on its estimate of fair value of the vessels (see "Liquidity and Capital Resources—Commitments and Contingencies" above).

        Due to the Company's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position, annual results of operations or liquidity.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, annual results of operations or liquidity.

        The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. For further information on estimated product warranty, see Notes 1 and 20 to the Consolidated Financial Statements.

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

        As a result of actions taken by our former senior corporate management, Tyco has been the subject of continuing negative publicity focusing on former senior corporate management's actions. This negative publicity contributed to significant declines in the prices of our publicly traded securities in 2002 and has brought increased regulatory scrutiny upon us. A number of suppliers have requested letters of credit to support our purchase orders. We also believe that many of our employees are operating under stressful conditions, which reduces morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our results of operations and liquidity and the market price of our publicly traded securities.

  Pending litigation could have a material adverse effect on our liquidity and financial condition.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, the plaintiffs have filed a motion which seeks to add certain members of our current Board of Directors and management as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported class actions, derivative actions and ERISA claims pending against Tyco. In May and July 2003, complaints were filed against Tyco and our current Chairman and Chief Executive Officer purporting to represent a class of purchasers of Tyco securities alleging violations of the disclosure provisions of the federal securities laws. We are generally obliged to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent permitted by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial condition, results of operations and liquidity.

  Our senior corporate management team is required to devote significant attention to matters arising from actions of prior management.

        We have replaced our senior corporate executives with an entirely new team, and our entire Board of Directors determined not to stand for reelection. A new Board of Directors was elected at our annual general meeting of shareholders in March 2003. It will take some time for our new management team and our new Board of Directors to learn about our various businesses and to develop strong working relationships with our cadre of operating managers at our various subsidiary companies. Our new senior corporate management team's ability to complete this process has been and continues to be hindered by their need to spend significant time and effort dealing with internal and external investigations, developing effective corporate governance procedures, strengthening reporting lines and reviewing internal controls. During this period and in order to complete this process, our new executives will depend in part on advisors, including certain former directors. We cannot assure you that this major restructuring of our Board of Directors and senior management team, and the accompanying distractions, in this environment, will not adversely affect our results of operations.

  Continued scrutiny resulting from ongoing investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Opportunity Employment Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. In addition, while we believe we have adequately responded to a GSA action questioning whether Tyco lacked the present responsibility to be a government contractor due to concerns the GSA has expressed as a result of the alleged serious criminal misconduct of our former Chief Executive Officer, Chief Financial Officer and General Counsel, the GSA has reserved the right to take appropriate actions if additional information warrants it. We are also subject to ongoing audits by the Internal Revenue Service and various State tax authorities. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations and liquidity.

        Tyco and our subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We believe, but we cannot assure you, that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, annual results of operations and liquidity.

  An ongoing SEC Investigation may require us to further amend or restate our public disclosures.

        We are subject to an investigation by the SEC's Division of Enforcement. We cannot assure you the resolution of the Division of Enforcement's investigation will not necessitate further amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against Tyco. The SEC Division of Enforcement has not completed its review of prior management's actions and our accounting, including the matters covered by the Company's Form 8-K filed on December 30, 2002.

  Further instances of breakdowns in our internal controls and procedures could have an adverse effect on us.

        New management has determined that, in the past, Tyco in general suffered from: poor documentation; inadequate policies and procedures to prevent the misconduct of senior corporate executives; inadequate procedures for proper corporate authorizations; inadequate approval procedures and documentation; a lack of oversight by senior management at the corporate level; a pattern of using aggressive accounting that, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed; pressure on, and inducements to, segment and unit managers to increase current earnings, including by decisions as to what accounting treatment to employ; and a lack of a stated and demonstrable commitment by former senior corporate management to set high standards of ethics, integrity, accounting, and corporate governance. While we have implemented new procedures, we cannot assure you that we will not discover that there have been further instances of breakdowns in our internal controls and procedures.

  Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the forseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation and have assumed that we will be able to renegotiate our bank credit facilities prior to its expiration in January 2004. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigations could require additional funding. If such developments require us to obtain additional funding, we cannot assure you that we will be able to obtain the additional funding that we need on commercially reasonably terms or at all, which would have a material adverse effect on our results of operations and liquidity.

        Such an outcome could have important consequences to you. For example, it could:

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

        Our bank credit agreements contain a number of financial covenants, such as interest coverage, debt to EBITDA and leverage ratios, and minimum levels of net worth and restrictive covenants that limit the amount of debt we can incur and restrict our ability to (i) pay dividends or make other payments in connection with our capital stock (ii) make acquisitions or investments (iii) enter into sale/leaseback transactions (iv) pledge assets and (v) prepay debt that matures after December 31, 2004. We have three synthetic lease facilities with similar covenants. Our outstanding indentures contain customary covenants including a negative pledge, limit on subsidiary debt and limit on sale/leasebacks.

        Although we believe none of these covenants is presently considered restrictive to our operations, our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

  Downgrades of our ratings would adversely affect us.

        Certain downgrades by Moody's and S&P would permit the providers of our receivables facilities to cease further purchases under the facilities and would increase the interest cost of our credit facility borrowings. Downgrades may also increase our cost of capital and make it more difficult for us to obtain new financing.

Risks Relating to Our Businesses

  Cyclical industry and economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

        Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of our Fire and Security and Engineered Products and Services segments is significantly affected by levels of commercial construction and consumer and business discretionary spending. Most importantly, our electronic components business is heavily dependent on the end markets it serves and therefore has been affected by the weak demand and declining capital investment in the communications, computer, industrial machine and commercial aerospace industries. We have also experienced pricing pressures, which have reduced margins in several of our businesses, and we cannot assure you that there will be significant margin improvements in the near future. This cyclical impact can be amplified because some of our business segments purchase products from other business segments. For example, our Fire and Security segment purchases certain products sold by our Engineered Products and Services segment. Therefore, a drop in demand for our fire prevention products, due to lower new residential or office construction or other factors, can cause a drop in demand for certain of our products sold by our Engineered Products and Services segment.

  Our operations expose us to the risk of material environmental liabilities, litigation and violations.

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees. There can be no assurances that we have been or will be at all times in compliance with environmental laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. One of our subsidiaries in our Electronics segment was advised by the U.S. Attorney for the District of Connecticut that it is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at two manufacturing plants. We understand that certain former and current employees at these plants are subjects of the investigation relating to violations of applicable permits, and that those employees at one of these plants have pleaded guilty to felony violations of the Clean Water Act. In addition, the Connecticut Commissioner of Environmental Protection has filed a civil action in Hartford Superior Court alleging violations of Connecticut environmental statutes and regulations.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances and costs to restore damage to natural resources. In addition to cleanup costs resulting from environmental laws, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

        We have been notified by the U.S. Environmental Protection Agency and certain foreign and state environmental agencies that conditions at a number of sites where we and others disposed of hazardous wastes require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and for natural resource damages. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws. These projects relate to a variety of activities, including radioactive materials decontamination and decommissioning, solvent and metal contamination cleanup and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations sold by us.

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $142 million to $451 million. As of September 30, 2003, we concluded that the best estimate within this range is approximately $270 million, of which $32 million is included in accrued expenses and other current liabilities and $238 million is included in other long-term liabilities on the Consolidated Balance Sheet as of September 30, 2003. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities. We may be required to recognize additional impairment charges.

  We may be required to recognize additional impairment charges.

        Pursuant to GAAP, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Further disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit, and market capitalization declines may result in additional charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

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

  Our healthcare business is subject to extensive regulation by the government and failure to comply with those regulations could have an adverse effect on our results of operations and financial condition.

        The Food and Drug Administration ("FDA") regulates the approval, manufacturing and sale and marketing of many of our healthcare products. Failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the market place, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

  Our ADT business has recently experienced higher rates of customer attrition, which may reduce our future revenues and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our global electronic security services business were 15.9%, 13.2% and 12.3% on a trailing 12-month basis for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. If attrition rates continue to rise, ADT's recurring revenues and results of operations will be adversely affected. The Company amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then the Company may be required to accelerate the amortization of the costs related to these pools.

Risks Relating to Our Jurisdictions of Incorporation

  Legislation and negative publicity regarding Bermuda companies could increase our tax burden and affect our operating results.

        Several members of the U.S. Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover the combination in 1997 with ADT, as a result of which ADT, a Bermuda company, changed its name to Tyco and became the parent of the Tyco group. Any such legislation, if enacted, could have the effect of substantially reducing or eliminating the tax benefits of our structure and materially increasing our future tax burden or otherwise adversely affecting our business. In addition, even if no tax legislation is ultimately enacted that specifically covers our 1997 combination, the enactment of other tax proposals that have been or may be made in the future to address expatriation transactions could have a material impact on our future tax burden. The State of California has recently adopted legislation that purports to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. Although the California law provides that waivers may be issued permitting such companies to participate in state contracts under certain circumstances, it is unclear how that waiver authority will be exercised. Other federal and state legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. or state government contracts. We are unable to predict the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments.

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

        As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Under Bermuda law, directors and officers may have a personal interest in contracts or arrangements with a company or its subsidiaries transactions so long as such personal interest is first disclosed to the company. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only exercise such rights of action on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company.

Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and certain commodity prices. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, commodity swaps and interest rate swaps. We do not anticipate any material changes in our primary market risk exposures in fiscal 2004.

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

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value
Total debt:
Fixed rate (US$)	2,620.6	1,591.9	3,922.7	2.0	106.6	9,211.0	17,454.8	18,145.0
Average interest rate	0.3%	6.2%	5.9%	4.9%	6.5%	5.2%	—	—
Fixed rate (Euro)	12.5	578.7	5.4	688.0	1.6	785.6	2,071.8	2,068.2
Average interest rate	5.5%	4.4%	2.4%	6.1%	4.2%	5.5%	—	—
Fixed rate (Yen)	3.9	0.4	0.4	0.4	0.4	53.6	59.1	59.1
Average interest rate	2.2%	1.8%	2.1%	2.1%	2.1%	5.0%	—	—
Fixed rate (British Pound)	0.3	0.8	0.1	0.2	0.2	762.4	764.0	764.3
Average interest rate	4.9%	4.2%	5.0%	5.0%	5.0%	6.6%	—	—
Fixed rate (Other)	2.6	1.4	1.5	0.3	0.1	—	5.9	5.9
Average interest rate	4.7%	2.8%	1.3%	4.5%	4.5%	—	—	—
Variable rate (US$)	53.0	74.3	8.4	0.7	0.8	392.6	529.8	529.8
Average interest rate(1)	2.9%	0.2%	1.3%	2.0%	2.0%	8.1%	—	—
Variable rate (Euro)	19.1	10.8	10.4	12.3	12.9	11.1	76.6	76.6
Average interest rate(1)	3.3%	3.3%	3.4%	3.4%	3.5%	3.3%	—	—
Variable rate (Yen)	0.5	—	—	—	—	—	0.5	0.5
Average interest rate(1)	1.4%	—	—	—	—	—	—	—
Variable rate (British Pound)	0.7	0.1	0.1	—	—	—	0.9	0.9
Average interest rate(1)	4.4%	2.5%	2.5%	—	—	—	—	—
Variable rate (Other)	5.2	0.2	0.2	0.1	—	—	5.7	5.7
Average interest rate(1)	1.6%	5.3%	5.3%	5.3%	—	—	—	—
Interest rate swap:
Fixed to variable (British Pound)	—	—	—	—	—	328.4	328.4	20.9
Average pay rate(1)	—	—	—	—	—	2.6%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2003 per the terms of the contracts of the related financial instruments.

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

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (Euro)	12.5	578.7	5.4	688.0	1.6	785.6	2,071.8	2,068.2
Average interest rate	5.5%	4.4%	2.4%	6.1%	4.2%	5.5%	—	—
Fixed rate (Yen)	3.9	0.4	0.4	0.4	0.4	53.6	59.1	59.1
Average interest rate	2.2%	1.8%	2.1%	2.1%	2.1%	5.0%	—	—
Fixed rate (British Pound)	0.3	0.8	0.1	0.2	0.2	762.4	764.0	764.3
Average interest rate	4.9%	4.2%	5.0%	5.0%	5.0%	6.6%	—	—
Fixed rate (Other)	2.6	1.4	1.5	0.3	0.1	—	5.9	5.9
Average interest rate	4.7%	2.8%	1.3%	4.5%	4.5%	—	—	—
Variable rate (Euro)	19.1	10.8	10.4	12.3	12.9	11.1	76.6	76.6
Average interest rate(1)	3.3%	3.3%	3.4%	3.4%	3.5%	3.3%	—	—
Variable rate (Yen)	0.5	—	—	—	—	—	0.5	0.5
Average interest rate(1)	1.4%	—	—	—	—	—	—	—
Variable rate (British Pound)	0.7	0.1	0.1	—	—	—	0.9	0.9
Average interest rate(1)	4.4%	2.5%	2.5%	—	—	—	—	—
Variable rate (Other)	5.2	0.2	0.2	0.1	—	—	5.7	5.7
Average interest rate(1)	1.6%	5.3%	5.3%	5.3%	—	—	—	—
Forward contracts:
Pay US$/Receive Australian Dollar	52.9	—	—	—	—	—	52.9	5.1
Average contractual exchange rate	0.62	—	—	—	—	—	—	—
Pay US$/Receive British Pound	22.4	—	—	—	—	—	22.4	(2.0)
Average contractual exchange rate	1.58	—	—	—	—	—	—	—
Pay US$/Receive Euro	317.0	—	—	—	—	—	317.0	11.8
Average contractual exchange rate	1.11	—	—	—	—	—	—	—
Pay US$/Receive Yen	339.3	—	—	—	—	—	339.3	24.3
Average contractual exchange rate (Yen/US$)	119.6	—	—	—	—	—	—	—
Pay US$/Receive Canadian Dollar	23.7	—	—	—	—	—	23.7	0.7
Average contractual exchange rate	1.40	—	—	—	—	—	—	—
Pay US$/Receive Singapore Dollar	201.7	—	—	—	—	—	201.7	2.7
Average contractual exchange rate	1.75	—	—	—	—	—	—	—
Pay US$/Receive Hong Kong Dollar	74.5	—	—	—	—	—	74.5	0.6
Average contractual exchange rate	7.80	—	—	—	—	—	—	—
Receive US$/Pay Mexican Peso	28.7	—	—	—	—	—	28.7	1.0
Average contractual exchange rate	10.6	—	—	—	—	—	—	—
Receive US$/Pay Czech. Republic Koruna	21.9	—	—	—	—	—	21.9	—
Average contractual exchange rate	27.6	—	—	—	—	—	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2003 per the terms of the contracts of the related financial instruments.

Accounting and Technical Pronouncements

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

        Effective October 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this statement provide a single accounting model for impairment of long-lived assets. The initial adoption of this new standard did not have a material impact on our results of operations or financial position.

        Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies the FASB's Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. The initial adoption of this new standard did not have a material impact on our results of operations or financial position.

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

        During fiscal 2003, the Company adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires increased disclosure of guarantees, including those for which likelihood of payment is remote, and product warranty information (see Note 20 to the Consolidated Financial Statements). FIN 45 also requires that guarantors recognize a liability for certain types of guarantees equal to the fair value of the guarantee upon its issuance. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of the Company's participation in variable interest entities (VIE's), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. The Company adopted FIN 46's accounting provisions as of July 1, 2003. See Notes 12 and 30 to the Consolidated Financial Statements for further discussion of the impact of FIN 46.

        In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that began after June 15, 2003. The adoption of this new standard did not have a material impact on our results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not have a material impact on our results of operations or financial position.

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

  •
  the ability to achieve cost savings in connection with the Company's strategic restructuring and Six Sigma initiatives;

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

TYCO INTERNATIONAL LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Disposals, and Other	Deductions	Balance at End of Year
Allowances for Doubtful Accounts:
Fiscal Year Ended September 30, 2001	$442.1	$199.3	$93.4	$(181.7)	$553.1
Fiscal Year Ended September 30, 2002	553.1	329.9	103.9	(348.9)	638.0
Fiscal Year Ended September 30, 2003	638.0	379.7	27.7	(319.2)	726.2

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2003 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2002 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2001 ($ in millions)
CONSOLIDATING BALANCE SHEET September 30, 2003 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2001 ($ in millions)
TYCO INTERNATIONAL LTD. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Risk Factors
Quantitative and Qualitative Disclosures About Market Risk
Accounting and Technical Pronouncements
Forward-Looking Information
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)