Form 10-Q
period 2003-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2004-02-17
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2003
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

        The number of common shares outstanding as of February 5, 2004 was 1,999,909,073.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$7,789.7	$7,158.2
Service revenue	1,911.0	1,769.2

Net revenue	9,700.7	8,927.4
Cost of product sales	5,168.3	4,793.3
Cost of services	1,057.7	938.7
Selling, general and administrative expenses	2,208.7	2,148.6
Restructuring and other charges (credits), net	5.3	(3.5)
Charges for the impairment of long-lived assets	23.1	—

Operating income	1,237.6	1,050.3
Interest income	25.8	25.8
Interest expense	(265.2)	(289.0)
Other (expense) income, net	(7.7)	1.4

Income from continuing operations before income taxes and minority interest	990.5	788.5
Income taxes	(267.9)	(221.9)
Minority interest	(3.4)	(0.7)

Income from continuing operations	719.2	565.9
Income from discontinued operations of Tyco Capital, net of $0 tax	—	20.0

Net income	$719.2	$585.9

Basic earnings per common share:
Income from continuing operations	$0.36	$0.28
Income from discontinued operations of Tyco Capital, net of tax	—	0.01
Net income per common share	0.36	0.29
Diluted earnings per common share:
Income from continuing operations	$0.34	$0.28
Income from discontinued operations of Tyco Capital, net of tax	—	0.01
Net income per common share	0.34	0.29
Weighted-average number of common shares outstanding:
Basic	1,997.1	1,994.6
Diluted	2,210.8	2,000.4

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	December 31, 2003	September 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$2,764.6	$4,186.7
Restricted cash	86.9	141.8
Accounts receivable, less allowance for doubtful accounts ($702.6 at December 31, 2003 and $726.2 at September 30, 2003)	6,135.5	5,714.8
Inventories	4,456.6	4,292.2
Deferred income taxes	780.2	855.2
Other current assets	2,111.1	2,048.8

Total current assets	16,334.9	17,239.5
Property, Plant and Equipment, Net	10,308.7	10,299.8
Goodwill	26,309.9	25,938.7
Intangible Assets, Net	5,755.9	5,790.0
Other Assets	4,092.0	4,277.0

Total Assets	$62,801.4	$63,545.0

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$1,387.1	$2,718.4
Accounts payable	2,751.0	2,716.7
Accrued expenses and other current liabilities	4,265.4	4,326.7
Deferred revenue	823.1	810.5

Total current liabilities	9,226.6	10,572.3
Long-Term Debt	17,519.8	18,250.7
Other Long-Term Liabilities	8,110.7	8,239.7

Total Liabilities	34,857.1	37,062.7

Commitments and Contingencies (Note 10)
Minority Interest	102.9	113.3
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, one share outstanding at December 31, 2003 and September 30, 2003	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 1,999,376,025 and 1,998,189,621 shares outstanding, net of 20,403,639 and 21,144,265 shares owned by subsidiaries at December 31, 2003 and September 30, 2003, respectively	399.9	399.6
Capital excess:
Share premium	8,171.6	8,161.4
Contributed surplus, net of deferred compensation of $48.7 at December 31, 2003 and $45.5 at September 30, 2003	15,126.4	15,120.1
Accumulated earnings	3,655.3	2,961.2
Accumulated other comprehensive income (loss)	488.2	(273.3)

Total Shareholders' Equity	27,841.4	26,369.0

Total Liabilities and Shareholders' Equity	$62,801.4	$63,545.0

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Quarters Ended December 31,
	2003	2002
Cash Flows From Operating Activities:
Income from continuing operations	$719.2	$565.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash restructuring and other credits, net	(17.3)	—
Charges for the impairment of long-lived assets	23.1	—
Depreciation	376.5	360.4
Intangible assets amortization	175.4	168.9
Deferred income taxes	107.8	252.6
Provision for losses on accounts receivable and inventory	70.2	106.4
Debt and refinancing cost amortization	20.7	29.2
Loss on the early extinguishment of debt	4.9	—
Other non-cash items	20.7	15.8
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(163.4)	36.2
Decrease in sale of accounts receivable programs	(46.9)	(80.4)
Contracts in progress	7.5	(19.8)
Inventories	(63.8)	(139.0)
Other current assets	8.0	40.4
Accounts payable	(59.2)	(473.5)
Accrued expenses and other current liabilities	(185.3)	(184.9)
Income taxes	22.0	82.6
Deferred revenue	(17.6)	(52.0)
Other	38.5	67.5

Net cash provided by operating activities	1,041.0	776.3

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(207.8)	(304.8)
Construction of Tyco Global Network	—	(86.5)
Acquisition of businesses	(13.9)	(2.9)
Acquisition of customer accounts (ADT dealer program)	(70.4)	(194.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	(48.4)	(111.8)
Disposal of businesses	0.7	3.6
Cash invested in short-term investments	(0.4)	(159.8)
Net (purchase) sale of long-term investments	(3.1)	42.2
Decrease (increase) in current and non-current restricted cash	212.4	(296.6)
Other	(8.1)	59.2

Net cash used in investing activities	(139.0)	(1,052.0)

Cash Flows From Financing Activities:
Net repayments of debt	(2,336.1)	(153.9)
Proceeds from exercise of options	10.2	1.9
Dividends paid	(25.0)	(25.2)
Other	(11.5)	(2.1)

Net cash used in financing activities	(2,362.4)	(179.3)

Effect of foreign currency translation on cash	38.3	—
Net decrease in cash and cash equivalents	(1,422.1)	(455.0)
Cash and cash equivalents at beginning of period	4,186.7	6,185.7

Cash and cash equivalents at end of period	$2,764.6	$5,730.7

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we," the "Company" or "Tyco").

        The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by Generally Accepted Accounting Principles in the United States. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

        The Consolidated Financial Statements included herein have not been audited by independent auditors in accordance with Generally Accepted Auditing Standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation. All references in this Form 10-Q to "$" are to U.S. dollars.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value based method and accordingly, does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by Tyco, the effect on net income and earnings per common share for the quarters ended December 31, 2003 and 2002 would have been as follows ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Net income—as reported	$719.2	$585.9
Add: Share-based employee compensation expense included in reported net income, net of tax	1.2	—
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	(54.5)	(59.7)

Net income—pro forma	$665.9	$526.2

Net income per share:
Basic—as reported	$0.36	$0.29
Basic—pro forma	0.33	0.26
Diluted—as reported	0.34	0.29
Diluted—pro forma	0.31	0.26

(1)
The fair value was calculated using the Black-Scholes option pricing model with a volatility of 55%, a risk free rate of 2.77%, expected annual dividends per share of $0.05 and an expected option life of 3.7 years for the quarter ended December 31, 2003 and a volatility of 63%, a risk free rate of 3.04%, expected annual dividends per share of $0.05 and an expected option life of 5.0 years for the quarter ended December 31, 2002.

        Accounting Pronouncements—In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with years ending after December 15, 2003.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosures required are effective for interim periods beginning after December 15, 2003, however, information about foreign plans are effective for fiscal years ending after June 15, 2004.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on our results of operations or financial position.

2. Consolidated Segment Data

        During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. In addition, the results of the Tyco Global Network ("TGN") business held for sale are presented within Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Selected information for the Company's five segments is presented in the following table ($ in millions). Operating income by segment shown below includes net restructuring and other charges (credits) and charges for the impairment of long-lived assets as described in Note 3.

	For the Quarters Ended December 31,
	2003	2002
Net Revenue:
Fire and Security	$2,962.1	$2,759.3
Electronics	2,838.1	2,563.1
Healthcare	2,180.5	1,969.2
Engineered Products and Services	1,255.6	1,183.8
Plastics and Adhesives	459.7	450.6
Corporate and Other(1)	4.7	1.4

Net revenue from external customers	$9,700.7	$8,927.4

Operating income:
Fire and Security	$251.6	$217.2
Electronics	424.0	322.8
Healthcare	537.8	443.1
Engineered Products and Services	106.2	121.0
Plastics and Adhesives	10.7	43.4
Corporate and Other(2)	(92.7)	(97.2)

Operating income	$1,237.6	$1,050.3

(1)
Revenues relate to the TGN business held for sale (See Note 7).

(2)
Includes $17.8 million and $26.6 million of operating expense for the quarters ended December 31, 2003 and 2002, respectively, related to the TGN business held for sale (See Note 7).

3. Restructuring Activities and Impairment Charges

        Restructuring activities and impairment charges are as follows ($ in millions):

	For the Quarters Ended December 31,
	2003			2002
	Net Restructuring Charges (Credits)	Asset Impairments	Total Restructuring and Impairment Expenses	Total Restructuring Expenses
Fire and Security	$14.9	$1.0	$15.9	$—
Electronics	(20.1)	—	(20.1)	(2.5)
Healthcare	2.9	—	2.9	(1.0)
Engineered Products and Services	1.2	—	1.2	—
Plastics and Adhesives	8.3	22.1	30.4	—
Corporate and Other	(1.9)	—	(1.9)	—

Total	$5.3	$23.1	$28.4	$(3.5)

Fiscal 2004 Charges and Credits

        The Fire and Security segment recorded net restructuring charges of $14.9 million including charges of $16.6 million associated with streamlining the business, partially offset by a credit of $1.7 million. The $16.6 million includes $11.1 million for employee severance in connection with the elimination of 1,025 positions primarily relating to manufacturing, technical, general and administrative and sales and marketing personnel in the United States, Latin America, Europe, Australia and Asia, and $5.1 million for facility closures in connection with the elimination of 43 facilities in Europe, the United States, Latin America and Australia. During the quarter ended December 31, 2003, the Fire and Security segment paid cash of $9.4 million related to the utilization of fiscal 2004 restructuring liabilities, consisting primarily of $8.1 million in severance for the termination of 876 employees.

        The Electronics segment recorded net restructuring credits of $20.1 million. The $20.1 million net restructuring credit consists of credits of $24.4 million related to changes in estimates for severance, facility-related charges, and distribution and supplier cancellation fees recorded in prior periods, partially offset by charges of $4.3 million for employee severance in connection with the elimination of 399 positions primarily relating to manufacturing personnel in the United States and Europe.

        The Plastics and Adhesives segment recorded restructuring charges of $8.3 million. The $8.3 million charge consists of $5.7 million for employee severance in connection with the elimination of 447 positions primarily relating to manufacturing, distribution and sales and marketing personnel in the United States and $2.6 million for facility closures in connection with the elimination of 4 facilities in the United States. During the quarter ended December 31, 2003, the Plastics and Adhesives segment paid cash of $2.4 million related to the utilization of fiscal 2004 restructuring liabilities, consisting primarily of $2.3 million in severance for the termination of 87 employees.

        During the quarter ended December 31, 2003, the Plastics and Adhesives segment also recorded impairment charges for long-lived assets of $22.1 million related to property, plant and equipment associated with management's decision in the quarter to close these facilities.

        At December 31, 2003, there remained liabilities totaling $21.3 million related to fiscal 2004 restructuring and other charges on the Consolidated Balance Sheet, of which $17.2 million is included in accrued expenses and other current liabilities and $4.1 million is included in other long-term liabilities.

Fiscal 2003 Charges and Credits

        The disclosures in the Company's fiscal 2003 Annual Report on Form 10-K discuss net restructuring and other credits of $74.3 million recorded during fiscal 2003 and the related activity with respect to these charges through September 30, 2003. The remaining liability was $21.7 million as of September 30, 2003. Following is a summary of the activity with respect to these liabilities during the quarter ended December 31, 2003.

        During the quarter ended December 31, 2003, the Fire and Security segment paid cash of $4.9 million related to the utilization of fiscal 2003 restructuring liabilities, consisting primarily of $4.6 million in severance for the termination of 757 employees.

        During the quarter ended December 31, 2003, Corporate paid cash of $3.1 million related to the utilization of fiscal 2003 restructuring liabilities, consisting primarily of $2.0 million in facility-related costs.

        At December 31, 2003, there remained liabilities totaling $12.0 million related to fiscal 2003 restructuring and other charges on the Consolidated Balance Sheet, of which $11.4 million is included in accrued expenses and other current liabilities and $0.6 million is included in other long-term liabilities.

Fiscal 2002 Charges and Credits

        The disclosures in the Company's fiscal 2003 Annual Report on Form 10-K discuss net restructuring and other charges of $1,124.3 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2003. The remaining liability was $247.3 million as of September 30, 2003. Following is a summary of the activity with respect to these liabilities during the quarter ended December 31, 2003.

        During the quarter ended December 31, 2003, the Electronics segment paid cash of $15.8 million related to the utilization of fiscal 2002 restructuring liabilities, consisting primarily of $5.3 million in facility-related costs, $4.8 million of distributor and supplier cancelation fees and $2.6 million in severance for the termination of 239 employees.

        At December 31, 2003, there remained liabilities totaling $206.5 million related to fiscal 2002 restructuring and other charges on the Consolidated Balance Sheet, of which $74.2 million is included in accrued expenses and other current liabilities, and $132.3 million is included in other long-term liabilities. The remaining liabilities relate to future payments on certain long-term contractual obligations primarily rent under non-cancelable leases for vacated premises and distributor and supplier cancelation fees.

Fiscal 2001 and Prior Years' Charges and Credits

        At September 30, 2003, there remained liabilities totaling $24.6 million related to fiscal 2001 and prior years' restructuring and other charges on the Consolidated Balance Sheet. At December 31, 2003, $20.5 million of these liabilities remained on the Consolidated Balance Sheet of which $12.7 million is included in accrued expenses and other current liabilities and $7.8 million is included in other long-term liabilities. These remaining liabilities relate to future payments on certain long-term contractual obligations.

4. Discontinued Operations of Tyco Capital (CIT Group Inc.)

        During the quarter ended December 31, 2002, Tyco recorded income from discontinued operations of $20.0 million, representing a restitution payment made by Frank E. Walsh Jr., a former director, which was received in January 2003.

5. Earnings Per Common Share

        The reconciliations between basic and diluted earnings per common share are as follows (in millions, except per share data):

	For the Quarter Ended December 31, 2003			For the Quarter Ended December 31, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$719.2	1,997.1	$0.36	$565.9	1,994.6	$0.28
Stock options, restricted shares and deferred stock units	—	10.9		—	3.4
Exchange of convertible debentures	27.1	202.8		0.2	2.4

Diluted earnings per common share:
Income from continuing operations, giving effect to dilutive adjustments	$746.3	2,210.8	$0.34	$566.1	2,000.4	$0.28

        The computation of diluted earnings per common share for the quarter ended December 31, 2003 excludes the effect of the potential exercise of options to purchase approximately 98.5 million shares because the effect would be anti-dilutive.

        The computation of diluted earnings per common share in the quarter ended December 31, 2002 excludes the potential exercise of options to purchase approximately 138.9 million shares because the effect would be anti-dilutive. Dilutive earnings per common share for the quarter ended December 31, 2002 also excludes 47.5 million and 21.1 million shares, respectively, related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions had not been met.

6. Acquisitions

        At September 30, 2003, $199.0 million in purchase accounting liabilities remained on the Consolidated Balance Sheet. A total of $173.4 million of purchase accounting liabilities related to acquisitions remained on the Consolidated Balance Sheet at December 31, 2003, of which $60.4 million are included in accrued expenses and other current liabilities and $113.0 million are included in other long-term liabilities. These liabilities relate to facility-related costs (principally for rent under non-cancelable leases for vacated premises), employee severance (principally for payments to employees already terminated with severance paid out over time), and other costs.

7. Assets Held for Sale

        The following table presents balance sheet information for the TGN business held for sale ($ in millions):

	December 31, 2003	September 30, 2003
Accounts receivable	$5.6	$9.2
Other current assets	24.9	26.4
Other assets	16.0	11.9

Total assets	$46.5	$47.5

Accounts payable	$24.0	$32.7
Accrued expenses and other current liabilities	108.2	120.8
Deferred revenue	78.0	63.4
Other long-term liabilities	4.5	4.5

Total liabilities	$214.7	$221.4

8. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the quarter ended December 31, 2003 are as follows ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2003	$8,126.9	$7,587.3	$6,431.5	$3,075.8	$717.2	$25,938.7
Reversals of purchase accounting liabilities and fair value adjustments related to prior year acquisitions	(7.6)	(4.7)	(4.5)	3.7	—	(13.1)
Goodwill related to fiscal 2004 acquisition	—	—	—	6.4	—	6.4
Divestitures	(0.4)	—	—	—	—	(0.4)
Foreign currency translation and other adjustments	188.9	76.2	(7.0)	115.1	5.1	378.3

Balance at December 31, 2003	$8,307.8	$7,658.8	$6,420.0	$3,201.0	$722.3	$26,309.9

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	At December 31, 2003			At September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,511.6	$1,857.2	12 years	$4,413.7	$1,737.9	12 years
Intellectual property	3,684.0	778.1	24 years	3,608.6	692.7	23 years
Other	260.2	64.6	27 years	260.6	62.3	27 years

Total	$8,455.8	$2,699.9	17 years	$8,282.9	$2,492.9	18 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        As of December 31, 2003 and September 30, 2003, the Company had $154.1 million and $153.9 million, respectively, of intellectual property, consisting primarily of trademarks acquired from Sensormatic, not subject to amortization. At both December 31, 2003 and September 30, 2003, the Company had $28.3 million of other intangible assets that are not subject to amortization.

        Intangible asset amortization expense for the quarters ended December 31, 2003 and 2002 was $175.4 million and $168.9 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $700 million for fiscal 2005, $600 million for fiscal 2006, $550 million for fiscal 2007, $500 million for fiscal 2008, and $450 million for fiscal 2009.

9. Debt

        Debt is as follows(1) ($ in millions):

	December 31, 2003	September 30, 2003
6.0% notes due 2003	$—	$72.8
5.875% public notes due 2004(5)	400.0	400.0
4.375% Euro denominated notes due 2004(5)	623.9	573.4
6.375% public notes due 2005	749.4	749.3
6.75% notes due 2005	76.7	76.7
6.375% public notes due 2006	998.6	998.5
Variable rate unsecured revolving credit facility due 2006(2)	1,250.0	2,000.0
5.8% public notes due 2006	699.2	696.8
6.125% Euro denominated public notes due 2007	747.3	686.7
6.5% notes due 2007	99.5	99.5
2.75% convertible senior debentures with a 2008 put option	3,000.0	3,000.0
6.125% public notes due 2008	398.5	398.5
8.2% notes due 2008	388.8	388.8
5.50% Euro denominated notes due 2008	853.3	784.1
6.125% public notes due 2009	398.1	398.0
Zero coupon convertible subordinated debentures due 2010	22.5	27.0
6.75% public notes due 2011	998.5	998.4
6.375% public notes due 2011	1,499.6	1,499.6
6.50% British pound denominated public notes due 2011	353.6	330.5
6.0% notes due 2013(3)	995.7	—
7.0% debentures due 2013	86.3	86.3
3.125% convertible senior debentures with a 2015 put option	1,500.0	1,500.0
Zero coupon convertible senior debentures due 2020(4)	1.7	2,476.5
Zero coupon convertible senior debentures due 2021	0.7	0.7
7.0% public notes due 2028	497.1	497.0
6.875% public notes due 2029	789.2	789.1
6.50% British pound denominated public notes due 2031	503.3	470.4
Other(5)	975.4	970.5

Total debt	18,906.9	20,969.1
Less current portion	1,387.1	2,718.4

Long-term debt	$17,519.8	$18,250.7

(1)
Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2)
In December 2003, Tyco International Group S.A. ("TIG") entered into a $1.0 billion 364-day revolving bank credit facility which includes a one year term-out option and a $1.5 billion 3-year revolving bank credit facility. As of December 31, 2003, $1,250.0 million had been drawn under the 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006.

(3)
In November 2003, TIG issued $1.0 billion 6% Notes due 2013 in a private placement offering. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $987.7 million were used to repay a portion of the $2.0 billion outstanding under the 5-year revolving credit facility due 2006.

(4)
In November 2003, holders of principal amount at maturity of $3,196.7 million of zero coupon convertible debentures due 2020 notified Tyco that they had exercised their option to require Tyco to repurchase their debentures at a price of $775.66 per $1,000 principal at maturity representing the accreted value of the debentures on that date. On November 18, 2003, Tyco repurchased these debentures for cash of $2,479.6 million.

(5)
These instruments, plus $363.2 million of the amount shown as other, comprise the current portion of long-term debt as of December 31, 2003.

        Our bank credit agreements contain a number of financial covenants, such as a debt to earnings before interest, taxes, depreciation, and amortization ratio; minimum levels of net worth; and other covenants that limit our ability to pledge assets and to make dividend or other payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to our operations.

10. Commitments and Contingencies

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2003.

        The Company has obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of December 31, 2003 and September 30, 2003, $14.0 million and $10.4 million, respectively, has been accrued for this obligation based on the Company's estimate of the fair value of the vessels.

        At December 31, 2003, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million was not accrued at December 31, 2003, as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or annual results of operations.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, members of our current Board of Directors have been added to the case as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, annual results of operations or cash flows. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. In addition, we have responded to a Governmental Services Administration ("GSA") action questioning whether Tyco lacked the present responsibility to be a government contractor due to concerns the GSA had expressed as a result of the alleged serious criminal misconduct of our former Chief Executive Officer, Chief Financial Officer and General Counsel. While the GSA has reserved the right to take appropriate action if additional information warrants it, we believe we have demonstrated to the GSA that Tyco is presently responsible to be a government contractor. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), subsidiaries of Tyco, are plaintiffs/counter-defendants in a consolidated patent infringement action against Masimo Corporation ("Masimo"), et al., which is pending in United States District Court, Central District of California. At the current stage of this lawsuit, Mallinckrodt and Nellcor allege that Masimo infringes three Nellcor patents related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients. In turn, Masimo alleges that Mallinckrodt and Nellcor infringe five Masimo patents related to pulse oximeters. Both sides seek injunctive relief and monetary damages, including up to treble damages for willful infringement. Trial is scheduled to begin on February 18, 2004.

        Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, subsidiaries of Tyco, are defendants in a separate lawsuit brought on by Masimo also pending in United States District Court, Central District of California. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco

Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on June 1, 2004.

        At this time, we cannot predict the outcome of the trials described above and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in these matters. It is possible that we will be required to pay an award of damages in either or both of the patent and antitrust lawsuits, and/or that a permanent injunction could issue against the Company's future sale of any products found to infringe Masimo patents.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, annual results of operations or cash flows.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with fiscal 2003 revenues of $24 million. With the assistance of outside counsel, we have been conducting an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and intend to fully cooperate with any inquiry. We do not believe this matter will have a material adverse effect on our financial position, annual results of operations or cash flows.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2003, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $141 million to $450 million. As of December 31, 2003, Tyco concluded that the best probable estimate within this range is approximately $270 million, of which $39 million is included in accrued expenses and other current liabilities and $231 million is included in other long-term liabilities on our Consolidated Balance Sheet. In view of the Company's financial position and accruals for environmental matters of $270 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, annual results of operations or cash flows.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 31, 2003, there were approximately 14,500 asbestos liability cases pending against us and our subsidiaries.

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

11. Comprehensive Income

        Total comprehensive income and its components are as follows ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Net income	$719.2	$585.9
Unrealized gain (loss) on securities, net of tax	2.2	(1.4)
Changes in fair values of derivatives qualifying as cash flow hedges	1.9	(1.8)
Foreign currency translation adjustments	757.4	450.3

Total comprehensive income	$1,480.7	$1,033.0

12. Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions):

	December 31, 2003	September 30, 2003
Purchased materials and manufactured parts	$1,140.2	$1,095.3
Work in process	961.6	942.7
Finished goods	2,354.8	2,254.2

Inventories	$4,456.6	$4,292.2

Short-term investments	$30.6	$51.4
Short-term investments (restricted)	425.0	424.9
Contracts in process	400.6	387.2
Prepaid expenses and other	1,254.9	1,185.3

Other current assets	$2,111.1	$2,048.8

Land	$584.0	$563.7
Buildings	2,889.0	2,810.1
Subscriber systems	5,037.4	4,930.5
Machinery and equipment	10,408.8	10,146.5
Leasehold improvements	361.2	362.7
Construction in progress	631.7	550.0
Accumulated depreciation	(9,603.4)	(9,063.7)

Property, plant and equipment, net	$10,308.7	$10,299.8

Non-current restricted cash	$155.7	$303.0
Long-term investments	182.8	162.1
Long-term investments (restricted)	51.8	45.3
Non-current portion of deferred income taxes	2,001.4	2,157.0
Other	1,700.3	1,609.6

Other assets	$4,092.0	$4,277.0

Accrued payroll and payroll related costs (including bonuses)	$675.6	$861.8
Contracts in process—billings in excess of cost	344.2	327.6
Current portion of deferred income taxes	51.8	27.9
Accrued expenses and other	3,193.8	3,109.4

Accrued expenses and other current liabilities	$4,265.4	$4,326.7

Deferred revenue—non-current portion	$1,192.3	$1,192.2
Deferred income taxes	1,407.2	1,554.7
Other	5,511.2	5,492.8

Other long-term liabilities	$8,110.7	$8,239.7

13. Supplementary Cash Flow Information

	For the Quarters Ended December 31,
	2003	2002
Net repayments of short-term debt	$(2,561.3)	$(153.9)
Proceeds from issuance of long-term debt	2,225.2	—
Repayments of long-term debt	(2,000.0)	—

	$(2,336.1)	$(153.9)

14. Guarantees

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, annual results of operations or cash flows.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, annual results of operations or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 for a discussion of these liabilities.

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

        The Company generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries). The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, shown in the following table, is reviewed for reasonableness at least quarterly.

        Following is a roll forward of the Company's warranty accrual for the quarter ended December 31, 2003 ($ in millions).

Balance at September 30, 2003	$380.3
Accruals for warranties issued during the period	13.0
Changes in estimates related to pre-existing warranties	8.8
Settlements made	(36.6)
Additions due to acquisitions	0.2

Balance at December 31, 2003	$365.7

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

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended December 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,700.7	$—	$9,700.7
Cost of revenue	—	—	6,226.0	—	6,226.0
Selling, general and administrative expenses	11.4	(1.3)	2,198.6	—	2,208.7
Restructuring and other charges, net	—	—	5.3	—	5.3
Charges for the impairment of long-lived assets	—	—	23.1	—	23.1

Operating (loss) income	(11.4)	1.3	1,247.7	—	1,237.6
Interest income	0.2	12.8	12.8	—	25.8
Interest expense	(4.7)	(227.3)	(33.2)	—	(265.2)
Other expense, net	—	(4.8)	(2.9)	—	(7.7)
Equity in net income of subsidiaries	1,037.0	564.5	—	(1,601.5)	—
Intercompany interest and fees	(301.9)	219.7	82.2	—	—

Income before income taxes and minority interest	719.2	566.2	1,306.6	(1,601.5)	990.5
Income taxes	—	—	(267.9)	—	(267.9)
Minority interest	—	—	(3.4)	—	(3.4)

Net income	$719.2	$566.2	$1,035.3	$(1,601.5)	$719.2

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended December 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,927.4	$—	$8,927.4
Cost of revenue	—	—	5,732.0	—	5,732.0
Selling, general and administrative expenses	23.5	0.7	2,124.4	—	2,148.6
Restructuring and other credits	—	—	(3.5)	—	(3.5)

Operating (loss) income	(23.5)	(0.7)	1,074.5	—	1,050.3
Interest income	0.1	11.8	13.9	—	25.8
Interest expense	(13.2)	(265.4)	(10.4)	—	(289.0)
Other income, net	—	1.4	—	—	1.4
Equity in net income of subsidiaries	757.7	309.1	—	(1,066.8)	—
Intercompany interest and fees	(135.2)	252.9	(117.7)	—	—

Income from continuing operations before income taxes and minority interest	585.9	309.1	960.3	(1,066.8)	788.5
Income taxes	—	—	(221.9)	—	(221.9)
Minority interest	—	—	(0.7)	—	(0.7)

Income from continuing operations	585.9	309.1	737.7	(1,066.8)	565.9
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Net income	$585.9	$309.1	$757.7	$(1,066.8)	$585.9

CONSOLIDATING BALANCE SHEET
December 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$35.1	$1,048.5	$1,681.0	$—	$2,764.6
Restricted cash	—	—	86.9	—	86.9
Accounts receivable, net	0.2	—	6,135.3	—	6,135.5
Inventories	—	—	4,456.6	—	4,456.6
Intercompany receivables	109.5	674.0	8,822.1	(9,605.6)	—
Other current assets	—	490.4	2,400.9	—	2,891.3

Total current assets	144.8	2,212.9	23,582.8	(9,605.6)	16,334.9
Property, Plant and Equipment, Net	0.5	0.2	10,308.0	—	10,308.7
Goodwill	—	0.7	26,309.2	—	26,309.9
Intangible Assets, Net	—	—	5,755.9	—	5,755.9
Investment In Subsidiaries	54,134.8	43,866.1	—	(98,000.9)	—
Intercompany Loans Receivable	—	19,468.6	22,193.5	(41,662.1)	—
Other Assets	23.4	397.5	3,671.1	—	4,092.0

Total Assets	$54,303.5	$65,946.0	$91,820.5	$(149,268.6)	$62,801.4

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,023.9	$363.2	$—	$1,387.1
Accounts payable	0.8	0.1	2,750.1	—	2,751.0
Accrued expenses and other current liabilities	58.2	246.5	3,960.7	—	4,265.4
Intercompany payables	7,731.9	1,090.2	783.5	(9,605.6)	—
Deferred revenue	—	—	823.1	—	823.1

Total current liabilities	7,790.9	2,360.7	8,680.6	(9,605.6)	9,226.6
Long-Term Debt	1.6	16,281.4	1,236.8	—	17,519.8
Intercompany Loans Payable	18,615.0	3,578.5	19,468.6	(41,662.1)	—
Other Long-Term Liabilities	54.6	—	8,056.1	—	8,110.7

Total Liabilities	26,462.1	22,220.6	37,442.1	(51,267.7)	34,857.1
Minority Interest	—	—	102.9	—	102.9
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.9	—	(4.0)	—	399.9
Other shareholders' equity	27,437.5	43,725.4	49,599.5	(93,320.9)	27,441.5

Total Shareholders' Equity	27,841.4	43,725.4	54,275.5	(98,000.9)	27,841.4

Total Liabilities and Shareholders' Equity	$54,303.5	$65,946.0	$91,820.5	$(149,268.6)	$62,801.4

CONSOLIDATING BALANCE SHEET
September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$47.0	$2,281.9	$1,857.8	$—	$4,186.7
Restricted cash	—	65.0	76.8	—	141.8
Accounts receivable, net	—	—	5,714.8	—	5,714.8
Inventories	—	—	4,292.2	—	4,292.2
Intercompany receivables	111.0	442.7	6,091.8	(6,645.5)	—
Other current assets	—	431.2	2,472.8	—	2,904.0

Total current assets	158.0	3,220.8	20,506.2	(6,645.5)	17,239.5
Property, Plant and Equipment, Net	0.5	0.2	10,299.1	—	10,299.8
Goodwill	—	0.7	25,938.0	—	25,938.7
Intangible Assets, Net	—	—	5,790.0	—	5,790.0
Investment In Subsidiaries	52,327.9	42,726.9	—	(95,054.8)	—
Intercompany Loans Receivable	218.3	19,704.8	24,168.2	(44,091.3)	—
Other Assets	23.4	502.2	3,751.4	—	4,277.0

Total Assets	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,476.5	$—	$241.9	$—	$2,718.4
Accounts payable	1.3	0.4	2,715.0	—	2,716.7
Accrued expenses and other current liabilities	50.8	271.3	4,004.6	—	4,326.7
Intercompany payables	5,162.4	929.4	553.7	(6,645.5)	—
Deferred revenue	—	—	810.5	—	810.5

Total current liabilities	7,691.0	1,201.1	8,325.7	(6,645.5)	10,572.3
Long-Term Debt	—	16,816.7	1,434.0	—	18,250.7
Intercompany Loans Payable	18,615.0	5,553.2	19,923.1	(44,091.3)	—
Other Long-Term Liabilities	53.1	—	8,186.6	—	8,239.7

Total Liabilities	26,359.1	23,571.0	37,869.4	(50,736.8)	37,062.7
Minority Interest	—	—	113.3	—	113.3
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.8	—	(4.2)	—	399.6
Other shareholders' equity	25,965.2	42,584.6	47,794.4	(90,374.8)	25,969.4

Total Shareholders' Equity	26,369.0	42,584.6	52,470.2	(95,054.8)	26,369.0

Total Liabilities and Shareholders' Equity	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended December 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,274.4	$36.3	$(1,269.7)	$—	$1,041.0
Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(207.8)	—	(207.8)
Acquisition of businesses	—	—	(13.9)	—	(13.9)
Acquisition of customer accounts (ADT dealer program)	—	—	(70.4)	—	(70.4)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(48.4)	—	(48.4)
Disposal of businesses	—	—	0.7	—	0.7
Cash (invested in) withdrawn from short-term investments	—	(6.8)	6.4	—	(0.4)
Net purchase of long-term investments	—	—	(3.1)	—	(3.1)
Net decrease (increase) in intercompany loans	218.3	(1,690.2)	—	1,471.9	—
Net increase in investment in subsidiaries	—	(0.1)	—	0.1	—
Decrease in current and non-current restricted cash	—	202.2	10.2	—	212.4
Other	—	—	(8.1)	—	(8.1)

Net cash provided by (used in) investing activities	218.3	(1,494.9)	(334.4)	1,472.0	(139.0)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(2,479.6)	225.2	(81.7)	—	(2,336.1)
Proceeds from exercise of options	—	—	10.2	—	10.2
Dividends paid	(25.0)	—	—	—	(25.0)
Net financing from parent	—	—	1,471.9	(1,471.9)	—
Net capital contributions from parent	—	—	0.1	(0.1)	—
Other	—	—	(11.5)	—	(11.5)

Net cash (used in) provided by financing activities	(2,504.6)	225.2	1,389.0	(1,472.0)	(2,362.4)

Effect of foreign currency translation on cash	—	—	38.3	—	38.3
Net decrease in cash and cash equivalents	(11.9)	(1,233.4)	(176.8)	—	(1,422.1)
Cash and cash equivalents at beginning of period	47.0	2,281.9	1,857.8	—	4,186.7

Cash and cash equivalents at end of period	$35.1	$1,048.5	$1,681.0	$—	$2,764.6

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 31, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$39.4	$(102.6)	$839.5	$—	$776.3

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(304.8)	—	(304.8)
Construction of Tyco Global Network	—	—	(86.5)	—	(86.5)
Acquisition of businesses	—	—	(2.9)	—	(2.9)
Acquisition of customer accounts (ADT dealer program)	—	—	(194.6)	—	(194.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(111.8)	—	(111.8)
Disposal of businesses	—	—	3.6	—	3.6
Cash invested in short-term investments	—	(159.8)	—	—	(159.8)
Net sale of long-term investments	—	—	42.2	—	42.2
Net decrease in intercompany loans	—	114.2	—	(114.2)	—
Increase in current and non-current restricted cash	—	(272.7)	(23.9)	—	(296.6)
Other	—	—	59.2	—	59.2

Net cash used in investing activities	—	(318.3)	(619.5)	(114.2)	(1,052.0)

Cash Flows From Financing Activities:
Net repayments of debt	—	(102.9)	(51.0)	—	(153.9)
Proceeds from exercise of options	—	—	1.9	—	1.9
Dividends paid	(25.2)	—	—	—	(25.2)
Net financing repayments to parent	—	—	(114.2)	114.2	—
Other	—	—	(2.1)	—	(2.1)

Net cash used in financing activities	(25.2)	(102.9)	(165.4)	114.2	(179.3)

Net increase (decrease) in cash and cash equivalents	14.2	(523.8)	54.6	—	(455.0)
Cash and cash equivalents at beginning of period	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of period	$51.8	$2,446.9	$3,232.0	$—	$5,730.7

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

        Information for all periods presented below reflects the grouping of Tyco's businesses into five segments, consisting of Fire and Security, Electronics, Healthcare, Engineered Products and Services, and Plastics and Adhesives.

        During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. In addition, the results of the Tyco Global Network ("TGN") business held for sale are presented within Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

Overview

        Net revenue increased 8.7% during the quarter ended December 31, 2003 to $9,700.7 million from $8,927.4 million in the quarter ended December 31, 2002. Tyco had income from continuing operations of $719.2 million for the quarter ended December 31, 2003, up 27.1% from $565.9 million in the quarter ended December 31, 2002. Operating income for the quarter ended December 31, 2003 included net charges totaling $28.4 million, consisting of impairment charges of $23.1 million primarily on property, plant and equipment and net restructuring and other charges of $5.3 million. Operating income for the quarter ended December 31, 2002 included restructuring credits of $3.5 million within the Healthcare and Electronics segments.

        The following table details net revenue and earnings for the quarters ended December 31, 2003 and 2002 ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$7,789.7	$7,158.2
Service revenue	1,911.0	1,769.2

Net revenue	$9,700.7	$8,927.4

Operating income	$1,237.6	$1,050.3
Interest income	25.8	25.8
Interest expense	(265.2)	(289.0)
Other (expense) income, net	(7.7)	1.4

Income from continuing operations before income taxes and minority interest	990.5	788.5
Income taxes	(267.9)	(221.9)
Minority interest	(3.4)	(0.7)

Income from continuing operations	719.2	565.9
Income from discontinued operations of Tyco Capital, net of tax	—	20.0

Net income	$719.2	$585.9

        For the quarter ended December 31, 2003, net revenue at each segment increased, however most notably within the Electronics, Healthcare and Fire and Security segments. Operating income for the quarter ended December 31, 2003 increased $187.3 million to $1,237.6 million as compared to

$1,050.3 million in the prior year's first quarter. The increase in operating income and margins at Electronics, Healthcare and Fire and Security, in the aggregate, exceeded the decrease in operating income and margins in our Plastics and Adhesives and Engineered Products and Services segments, resulting in an overall increase in operating income. The effect of changes in foreign currency exchange rates for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 was an increase in net revenue of $582.0 million, primarily in the Fire and Security and Electronics segments and, to a lesser extent, in the Engineered Products and Services and Healthcare segments. The effect of changes in foreign currency exchange rates on operating income during the quarter was an increase of $49.3 million, primarily in the Electronics and Healthcare segments partially offset by a decrease in Corporate and Other.

        We expect net revenue and operating income to continue to increase during the next quarter primarily as a result of our continued focus on increasing growth in Tyco's existing businesses, the timing of backlog executions, and cost-cutting initiatives implemented in prior periods.

        Additionally, Tyco is continuing its evaluation of whether or not to dispose of some non-core businesses. As part of this divestiture program, Tyco intends to sell the TGN, its undersea fiber optic telecommunications network, which was written down to its net realizable value during the fourth quarter of fiscal 2003. The remaining businesses being considered for sale had combined annualized revenue of approximately $2.0 billion in fiscal 2003, which represents about 6% of the Company's net revenue. The businesses considered for disposal are in every Tyco business segment except Plastics and Adhesives. Measured on the basis of revenue, more than half of the businesses are in the Fire and Security segment. We expect our assessment of potential divestitures to accelerate during the remainder of fiscal 2004.

        During the quarter ended December 31, 2003, we made progress with respect to the comprehensive cost reduction program that began in fiscal 2003. Restructuring activities during the quarter are discussed within the segment data below. While the program is still in the early stages of execution, we expect increased activity during the second quarter of fiscal 2004.

Quarter Ended December 31, 2003 Compared to Quarter Ended December 31, 2002

Revenue and Operating Income and Margins

Fire and Security

        The following table sets forth revenue and operating income and margins for the Fire and Security segment ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$1,382.2	$1,269.2
Service revenue	1,579.9	1,490.1

Net revenue	$2,962.1	$2,759.3

Operating income	$251.6	$217.2
Operating margins	8.5%	7.9%

        Net revenue for the Fire and Security segment increased 7.3% in the quarter ended December 31, 2003 over the quarter ended December 31, 2002, consisting of an 8.9% increase in product revenue and a 6.0% increase in service revenue. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates ($194.5 million).

        Operating income and margins increased in the quarter ended December 31, 2003 over the same period in the prior year due to improvements within worldwide security totaling approximately $40 million related primarily to the combined impact of a stronger retailer market environment and cost reductions. Also contributing to the increase were improvements within Tyco Safety Products of approximately $16 million due primarily to improved manufacturing efficiencies and increased sales of breathing systems, access control equipment, and closed circuit television systems to third parties. Additionally, cost savings initiatives that were executed in fiscal 2003 and during the first quarter of fiscal 2004 improved performance by approximately $10 million in the quarter ended December 31, 2003. These increases were partially offset by a decrease in operating income at worldwide fire protection of approximately $15 million, primarily due to weaker mechanical contracting activity during the quarter ended December 31, 2003 affecting SimplexGrinnell. Operating income for the quarter ended December 31, 2003 also includes net restructuring, impairment and other charges totaling $16.0 million, consisting of restructuring and impairment charges of $17.7 million, substantially all of which is associated with the comprehensive cost reduction measures that began during fiscal 2003, and credits of $1.7 million.

        Attrition rates for customers in our global electronic security services business decreased to an average of 15.7% on a trailing twelve-month basis as of December 31, 2003, as compared to 15.9% as of September 30, 2003.

Electronics

        The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$2,718.8	$2,462.2
Service revenue	119.3	100.9

Net revenue	$2,838.1	$2,563.1

Operating income	$424.0	$322.8
Operating margins	14.9%	12.6%

        Net revenue for the Electronics segment increased 10.7% in the quarter ended December 31, 2003 over the quarter ended December 31, 2002, consisting of a 10.4% increase in product revenue and a 18.2% increase in service revenue. The increase in net revenue was primarily a result of favorable changes in foreign currency exchange rates ($188.2 million) and growth in our existing businesses within all markets except for the telecommunications service providers and commercial construction markets, which continued to experience softness in demand. From a product growth perspective, the Electronics segment experienced overall revenue growth across all product segments, with the exception of battery packs and power systems.

        Operating income and margins increased significantly over the prior year due to the increase in revenue discussed above. Also benefiting the quarter ended December 31, 2003 was a reduction in the loss on the portion of our undersea telecommunication construction business that is not for sale. Additionally, cost savings initiatives that were executed in fiscal 2003 improved performance by approximately $20 million in the quarter ended December 31, 2003. Operating income for the quarter ended December 31, 2003 also includes net restructuring and other credits totaling $20.1 million related to changes in estimates of severance, facility-related charges, and distributor and supplier cancellation fees recorded in prior periods, as compared to net credits of $2.5 million in the quarter ended December 31, 2002.

Healthcare

        The following table sets forth revenue and operating income and margins for the Healthcare segment ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$2,161.8	$1,951.8
Service revenue	18.7	17.4

Net revenue	$2,180.5	$1,969.2

Operating income	$537.8	$443.1
Operating margins	24.7%	22.5%

        Net revenue for the Healthcare segment increased 10.7% in the quarter ended December 31, 2003 over the quarter ended December 31, 2002. The increase in net revenue resulted primarily from growth in our existing businesses and favorable foreign currency exchange rates ($95.3 million). Growth in Healthcare's underlying businesses was primarily driven by increased revenue within Medical Devices and Supplies, and to a lesser extent, increases at the Pharmaceuticals and Retail divisions due to higher volume. The increase within Medical Devices and Supplies was largely driven by increased sales volume at our International division, particularly in Europe, Japan and the Asia Pacific region, as well as at our Respiratory division. New product launches and the absence of the unfavorable impact of a one-time inventory buyback strategy (within a particular distributor market that occurred in the quarter ended December 31, 2002) also contributed to the revenue increase at the Medical Devices and Supplies division.

        The 21.4% increase in operating income and the 2.2 percentage point increase in margins in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 were due primarily to the favorable margin impact of the increased sales discussed above and a continued focus on maximizing operating efficiencies. Operating income and margins for the quarter ended December 31, 2003 include net restructuring and other charges of $2.9 million, while operating income and margins for the quarter ended December 31, 2002 include restructuring credits of $1.2 million.

Engineered Products and Services

        The following table sets forth revenue and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$1,067.1	$1,024.4
Service revenue	188.5	159.4

Net revenue	$1,255.6	$1,183.8

Operating income	$106.2	$121.0
Operating margins	8.5%	10.2%

        Net revenue for the Engineered Products and Services segment increased 6.1% in the quarter ended December 31, 2003 over the quarter ended December 31, 2002, consisting of a 4.2% increase in product revenue and an 18.3% increase in service revenue. The increase in net revenue was due to favorable changes in foreign currency exchange rates ($96.9 million). Revenue for the segment was negatively impacted by continued weak non-residential construction markets in certain geographic regions at Flow Control, the completion of a large thermal controls project during the quarter ended December 31, 2002 and continued low levels of capital spending, specifically from state and local governments and industrial customers. Sales improved in certain regions of Flow Control (European, Australian and Asian markets) and were also somewhat stronger at Infrastructure Services, Fire & Building Products and Electrical & Metal Products due to increased sales volume, primarily in North America.

        The decreases in operating income and margins in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 were due to increased pension expense, decreased sales discussed above, continued competitive pricing pressures and increased raw material costs in certain product lines. These decreases to operating income were partially offset by improvements at Infrastructure Services as a result of cost reduction measures initiated during fiscal 2003, improvements at Fire & Building Products associated with volume gains, which favorably impacted efficiencies, and the impact of favorable foreign currency exchange rates. In addition, operating income and margins for the quarter ended December 31, 2003 include net restructuring and other charges of $1.2 million.

Plastics and Adhesives

        The following table sets forth revenue and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Quarters Ended December 31,
	2003	2002
Revenue from product sales	$459.7	$450.6
Operating income	$10.7	$43.4
Operating margins	2.3%	9.6%

        Net revenue at Tyco Plastics and Adhesives increased 2.0% in the quarter ended December 31, 2003 over the quarter ended December 31, 2002 primarily due to the favorable impact of foreign currency exchange rates ($7.1 million). In addition, sales increases were achieved through both higher selling prices and increased sales volume within the do-it-yourself, stretch and retail markets of Tyco Plastics. These increases to revenue were partially offset by declines in Adhesives Italy, the Flexible Intermediate Bulk Containers business within Ludlow Coated Products and in the hanger businesses within A&E Products.

        The significant decreases in operating income and operating margins in the quarter ended December 31, 2003 over the quarter ended December 31, 2002 were primarily due to impairment and restructuring charges incurred during the current quarter totaling $30.4 million associated with the closure of four facilities. Higher raw material costs and lower production levels at A&E Products' North American hanger facilities also contributed to the decrease in operating income and margins. These decreases were partially offset by margin improvements due to manufacturing efficiencies and increased productivity.

Corporate and Other

        Corporate revenue of $4.7 million and $1.4 million in the quarters ended December 31, 2003 and 2002, respectively, relates to the TGN business, which was classified as held for sale as of September 30, 2003. Corporate expenses were $92.7 million and $97.2 million in the quarters ended December 31, 2003 and 2002, respectively, which include operating losses of $17.8 million and $26.6 million in the quarters ended December 31, 2003 and 2002, respectively, related to the TGN business held for sale.

Interest Income and Expense

        Interest income was $25.8 million in both the quarter ended December 31, 2003 and the quarter ended December 31, 2002. Interest expense was $265.2 million in the quarter ended December 31, 2003 as compared to $289.0 million in the quarter ended December 31, 2002. The decrease in interest expense was a result of lower borrowing costs (interest rates and fees) and lower amounts outstanding under our bank credit facilities.

        During the first quarter of fiscal 2004, Tyco initiated a strategy to achieve an appropriate balance of fixed and floating rate debt and executed variable rate swaps based on LIBOR.

Income Tax Expense

        Income tax expense was $267.9 million on pretax income of $990.5 million for the quarter ended December 31, 2003 as compared to income tax expense of $221.9 million on pretax income of $788.5 million for the quarter ended December 31, 2002.

        Our effective income tax rate was 27.0% and 28.1% during the quarters ended December 31, 2003 and 2002, respectively. The difference in the rate is primarily the result of an increase in earnings in low tax jurisdictions and reduced net operating losses without benefit.

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Standards ("GAAP") requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

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

        Tyco generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through the ADT dealer program (discussed below under "Amortization Method for Customer Contracts").

        With respect to the Tyco's depreciation policy for security monitoring systems installed in residential and commercial customer premises, the costs of these systems are combined in separate pools for internally generated residential and commercial account customers, and generally depreciated over ten to fourteen years. Tyco concluded that for residential and commercial account pools the straight-line method of amortization over a ten to fourteen-year period continues to be appropriate given the observed actual attrition data for these pools.

        The determination of the depreciable lives of subscriber systems included in property, plant and equipment, and the amortizable lives of customer contracts and related customer relationships included in intangible assets, are primarily based on historical attrition rates, third-party lifing studies and the useful life of the underlying tangible asset. The realizable value and remaining useful lives of these assets could be impacted by changes in customer attrition rates. If the attrition rates were to rise, Tyco might be required to further accelerate the amortization.

        Goodwill—In performing our annual goodwill assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

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

        Disruptions to our business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit, downgrades in our credit ratings, and market capitalization declines may result in our having to perform a Statement of Financial Accounting Standards ("SFAS") No. 142 first step valuation analysis for all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future.

        Amortization Method for Customer Contracts—Tyco purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships).

        As discussed above in "Long-Lived Assets," Tyco generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through the ADT dealer program. Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit which is expected to be obtained from the customer relationship. Tyco believes that the accelerated method that presently best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

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

        In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

        In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters ended December 31, 2003 and 2002
($ in millions).

	For the Quarters Ended December 31,
	2003	2002
Operating income	$1,237.6	$1,050.3
Non-cash restructuring and other credits, net	(17.3)	—
Charges for the impairment of long-lived assets	23.1	—
Depreciation and amortization(1)	551.9	529.3
Net increase in deferred income taxes	107.8	252.6
Provision for losses on accounts receivable and inventory	70.2	106.4
Less:
Net increase in working capital, excluding current maturities of debt(2)	(451.8)	(710.0)
Decrease in the sale of accounts receivable programs	(46.9)	(80.4)
Interest income	25.8	25.8
Interest expense	(265.2)	(289.0)
Income tax expense	(267.9)	(221.9)
Other, net	73.7	113.2

Cash provided by operating activities	$1,041.0	$776.3

Other Cash Flow Items:
Capital expenditures(3)	$(207.8)	$(304.8)
Dividends paid	(25.0)	(25.2)
Decrease in the sale of accounts receivable programs	46.9	80.4
Construction of Tyco Global Network	—	(86.5)
Acquisition of customer accounts (ADT dealer program)	(70.4)	(194.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	(48.4)	(111.8)

(1)
This amount is the sum of depreciation of tangible property ($376.5 million and $360.4 million for the quarters ended December 31, 2003 and 2002, respectively) and amortization of intangible assets ($175.4 million and $168.9 million for the quarters ended December 31, 2003 and 2002, respectively).

(2)
This amount includes cash paid for restructuring and other charges of $57.2 million and $159.0 million for the quarters ended December 31, 2003 and 2002, respectively.

(3)
This amount is net of proceeds received in sale/disposition of property, plant and equipment of $29.8 million and $28.9 million for the quarters ended December 31, 2003 and 2002, respectively.

        The following table shows cash flow from operating activities and other cash flow items by segment for the quarter ended December 31, 2003 ($ in millions).

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Operating income	$251.6	$424.0	$537.8	$106.2	$10.7	$(92.7)	$1,237.6
Non-cash restructuring and other charges (credits), net	0.1	(15.3)	—	(2.1)	—	—	(17.3)
Charges for the impairment of long-lived assets	1.0	—	—	—	22.1	—	23.1
Depreciation	150.2	113.4	62.9	34.3	14.9	0.8	376.5
Intangible assets amortization	141.6	16.8	15.2	1.0	0.8	—	175.4

Depreciation and amortization	291.8	130.2	78.1	35.3	15.7	0.8	551.9
Deferred income taxes	—	—	—	—	—	107.8	107.8
Provision for losses on accounts receivable and inventory	33.3	11.9	15.0	10.5	(0.5)	—	70.2
Net decrease (increase) in working capital and other(1)	(207.5)	(41.8)	(237.6)	(40.7)	5.7	143.8	(378.1)
Decreases in sale of accounts receivable programs	(12.8)	(2.7)	(31.4)	—	—	—	(46.9)
Interest income	—	—	—	—	—	25.8	25.8
Interest expense	—	—	—	—	—	(265.2)	(265.2)
Income tax expense	—	—	—	—	—	(267.9)	(267.9)

Cash provided by operating activities	$357.5	$506.3	$361.9	$109.2	$53.7	$(347.6)	$1,041.0

Other cash flow items:
Capital expenditures	$(73.3)	$(83.9)	$(33.5)	$(13.0)	$(3.0)	$(1.1)	$(207.8)
Dividends paid	—	—	—	—	—	(25.0)	(25.0)
Decreases in sale of accounts receivable programs	12.8	2.7	31.4	—	—	—	46.9
Acquisition of customer accounts	(70.4)	—	—	—	—	—	(70.4)
Cash paid for purchase accounting and holdback/earn-out liabilities	(8.6)	(24.3)	(6.2)	(8.3)	(1.0)	—	(48.4)

(1)
These amounts include cash paid for restructuring and other charges.

        The net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $460.2 million in the quarter ended December 31, 2003, including cash paid for restructuring and other charges of $57.2 million. The components of this change are set forth in detail in the Consolidated Statement of Cash Flows. The significant changes in working capital included a $185.3 million decrease in accrued expenses and other current liabilities during the quarter, primarily related to the annual payout of cash bonuses in the first quarter for performance in the prior fiscal year and a $163.4 million increase in accounts receivable.

        During the quarter ended December 31, 2003, we paid $19.1 million in cash that was charged against liabilities established in connection with acquisitions. In addition, we paid $29.3 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Both of these amounts are included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows. At December 31, 2003, there remained $173.4 million in purchase accounting liabilities on the Consolidated Balance Sheet, of which $60.4 million is included in accrued expenses and other current liabilities and $113.0 million is included in other long-term liabilities. In addition, $200.5 million of holdback/earn-out liabilities remained on the Consolidated Balance Sheet, of which $75.1 million are included in accrued expenses and other current liabilities and $125.4 million are included in other long-term liabilities at December 31, 2003.

        During the quarter ended December 31, 2003, we paid $57.2 million in cash relating to liabilities for restructuring and other charges and recorded a net restructuring charge of $5.3 million. At December 31, 2003, there were liabilities of $260.3 million remaining for restructuring and other charges on the Consolidated Balance Sheet, of which $115.5 million is included in accrued expenses and other current liabilities and $144.8 million is included in other long-term liabilities.

        During the quarter ended December 31, 2003, we purchased approximately 78,800 customer contracts for electronic security services through our dealers program for cash of $70.4 million.

Capitalization

        Shareholders' equity was $27,841.4 million, or $13.93 per share, at December 31, 2003, compared to $26,369.0 million, or $13.20 per share, at September 30, 2003. The increase in shareholders' equity was due primarily to foreign currency translation adjustments of $757.4 million for the quarter ended December 31, 2003 and net income of $719.2 million.

        Tangible shareholders' deficit was $4,224.4 million at December 31, 2003, as compared to $5,359.7 million at September 30, 2003. Goodwill and intangible assets were $32,065.8 million at December 31, 2003, compared to $31,728.7 million at September 30, 2003.

        At December 31, 2003, total debt was $18,906.9 million, as compared to $20,969.1 million at September 30, 2003. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 40% at December 31, 2003 and 44% at September 30, 2003. Our cash balance decreased to $2,764.6 million at December 31, 2003, as compared to $4,186.7 million at September 30, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 37% and 39% at December 31, 2003 and September 30, 2003, respectively. Management believes net debt is an important measure of liquidity which it uses to measure its ability to meet its future debt obligations.

        The following provides a debt reconciliation for the quarter ended December 31, 2003 ($ in millions):

Total debt at September 30, 2003		$20,969.1
Less: Cash and cash equivalents at September 30, 2003		(4,186.7)

Net debt balance at September 30, 2003		16,782.4
Less the following:
Operating cash flow(1)	1,041.0
Purchase of property, plant and equipment, net	(207.8)
Dividends paid	(25.0)
Acquisition of customer accounts (ADT dealer program)	(70.4)
Cash paid for purchase accounting and holdback/earn-out liabilities	(48.4)
Acquisition of business	(13.9)
Decrease in current and non-current restricted cash	212.4
Foreign currency translation adjustments on debt	(222.9)
Other items	(24.9)

		640.1

Net debt balance at December 31, 2003		16,142.3
Plus: Cash and cash equivalents at December 31, 2003		2,764.6

Total debt at December 31, 2003		$18,906.9

(1)
Includes decrease in sales of accounts receivable programs of $46.9 million.

        In November 2003, holders of principal amount at maturity of $3,196.7 million of zero coupon convertible debentures due 2020 notified Tyco that they had exercised their option to require Tyco to repurchase their debentures at a price of $775.66 per $1,000 principal at maturity representing the accreted value of the debentures on that date. On November 18, 2003, Tyco purchased these debentures for cash of $2,479.6 million.

        In November 2003, Tyco International Group S.A. ("TIG") issued $1.0 billion 6% Notes due 2013 in a private placement offering. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $987.7 million were used to repay a portion of the $2.0 billion outstanding under the 5-year revolving credit facility due 2006.

        In December 2003, TIG entered into a $1.0 billion 364-day revolving bank credit facility which includes a one year term-out option and a $1.5 billion 3-year revolving bank credit facility. As of December 31, 2003, $1,250.0 million had been drawn under the 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006.

        Our bank credit agreements contain a number of financial covenants, such as a debt to earnings before interest, taxes, depreciation, and amortization ratio; minimum levels of net worth; and other covenants that limit our ability to pledge assets and to make dividend or other payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants is presently considered restrictive to our operations.

        As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in fiscal 2002, investors in one of our accounts receivable programs have the option to discontinue reinvestment in new receivables. The amount outstanding under this program was $96.8 million at December 31, 2003.

Commitments and Contingencies

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2003.

        Tyco has obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of December 31, 2003 and September 30, 2003, $14.0 million and $10.4 million, respectively, has been accrued for this obligation based on Tyco's estimate of the fair value of the vessels.

        At December 31, 2003, Tyco had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million was not accrued at December 31, 2003, as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, Tyco is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or annual results of operations.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, members of our current Board of Directors have been added to the case as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, annual results of operations or liquidity. It is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal

Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. In addition, we have responded to a Governmental Services Administration ("GSA") action questioning whether Tyco lacked the present responsibility to be a government contractor due to concerns the GSA had expressed as a result of the alleged serious criminal misconduct of our former Chief Executive Officer, Chief Financial Officer and General Counsel. While the GSA has reserved the right to take appropriate action if additional information warrants it, we believe we have demonstrated to the GSA that Tyco is presently responsible to be a government contractor. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Management believes, that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial position, annual results of operations or liquidity.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), subsidiaries of Tyco, are plaintiffs/counter-defendants in a consolidated patent infringement action against Masimo Corporation ("Masimo"), et al., which is pending in United States District Court, Central District of California. At the current stage of this lawsuit, Mallinckrodt and Nellcor allege that Masimo infringes three Nellcor patents related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients. In turn, Masimo alleges that Mallinckrodt and Nellcor infringe five Masimo patents related to pulse oximeters. Both sides seek injunctive relief and monetary damages, including up to treble damages for willful infringement. Trial is scheduled to begin on February 18, 2004.

        Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, subsidiaries of Tyco, are defendants in a separate lawsuit brought on by Masimo also pending in United States District Court, Central District of California. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on June 1, 2004.

        At this time, we cannot predict the outcome of the trials described above and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in these matters. It is possible that we will be required to pay an award of damages in either or both of the patent and antitrust lawsuits, and/or that a permanent injunction could issue against the Company's future sale of any products found to infringe Masimo patents.

        Tyco is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. Tyco does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, annual results of operations or liquidity.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with fiscal 2003 revenues of $24 million. With the assistance of outside counsel, we have been conducting an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and intend to fully cooperate with any inquiry. We do not believe this matter will have a material adverse effect on our financial position, annual results of operations or liquidity.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2003, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $141 million to $450 million. As of December 31, 2003, Tyco concluded that the best probable estimate within this range is approximately $270 million, of which $39 million is included in accrued expenses and other current liabilities and $231 million is included in other long-term liabilities on our Consolidated Balance Sheet. In view of Tyco's financial position and accruals for environmental matters of $270 million, Tyco has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, annual results of operations or liquidity.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 31, 2003, there are approximately 14,500 asbestos liability cases pending against us and our subsidiaries.

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

Backlog

        At December 31, 2003, Tyco had a backlog of unfilled orders of $12,299.6 million compared to a backlog of $11,533.9 million at September 30, 2003. Backlog by industry segment is as follows
($ in millions):

	December 31, 2003	September 30, 2003(1)
Fire and Security	$7,108.7	$6,964.7
Electronics	2,346.5	2,024.7
Engineered Products and Services	2,294.5	2,061.4
Healthcare	348.1	297.1
Plastics and Adhesives	103.0	109.4
Corporate and Other	98.8	76.6

	$12,299.6	$11,533.9

(1)
During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. In addition, the results of the TGN business held for sale are presented within Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Within the Fire and Security segment, backlog increased primarily as a result of favorable foreign currency exchange rates. Backlog for the Fire and Security segment includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at December 31, 2003 and September 2003 was $3,664.1 million and $3,606.7 million, respectively. Within the Electronics segment, backlog increased primarily due to stronger sales resulting from an overall improvement in business conditions and to a lesser extent, due to a supply contract for a new undersea fiber optic system. Within the Engineering Products and Services segment, backlog increased primarily as a result of favorable foreign currency exchange rates and increased orders in the Asia-Pacific region. Backlog in the Healthcare and Plastics and Adhesives segments represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Guarantees

        In the normal course of business, Tyco is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect Tyco's financial position, annual results of operations or liquidity.

        In disposing of assets or businesses, Tyco often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Tyco does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions.

However, we have no reason to believe that these uncertainties would have a material adverse effect on Tyco's financial position, annual results of operations or liquidity.

        Tyco has recorded liabilities for known indemnifications included as part of environmental liabilities. See "Liquidity and Capital Resources—Commitments and Contingencies" above.

        Due to Tyco's downsizing of certain operations as part of restructuring plans, acquisitions, or otherwise, Tyco has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, Tyco would be legally obligated under master lease arrangements. Tyco believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to Tyco's financial position, annual results of operations or liquidity.

        Tyco generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries). The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, which was $365.7 million as of December 31, 2003, is reviewed for reasonableness at least quarterly.

Accounting and Technical Pronouncements

        In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with years ending after December 15, 2003.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosures required are effective for interim periods beginning after December 15, 2003, however, information about foreign plans are effective for fiscal years ending after June 15, 2004.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on our results of operations or financial position.

Risk Factors

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Relating to Recent Developments at Tyco

  Continuing negative publicity may adversely affect our business.

        As a result of actions taken by our former senior corporate management, Tyco has been the subject of continuing negative publicity focusing on former senior corporate management's actions. This negative publicity contributed to significant declines in the prices of our publicly traded securities in 2002 and has brought increased regulatory scrutiny upon us. We also believe that many of our employees are operating under stressful conditions, which reduces morale and could lead to increased employee turnover. Continuing negative publicity could have a material adverse effect on our annual results of operations and liquidity and the market price of our publicly traded securities.

  Pending litigation could have a material adverse effect on our liquidity and financial condition.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, members of our current Board of Directors have been added to the case as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial condition, annual results of operations or liquidity.

  Our senior corporate management team is required to devote significant attention to matters arising from actions of prior management.

        We have replaced our senior corporate executives with an entirely new team, and our entire Board of Directors determined not to stand for reelection in March 2003. A new Board of Directors was elected at our annual general meeting of shareholders in March 2003. It will take some time for our new management team and our new Board of Directors to learn about our various businesses and to develop strong working relationships with our cadre of operating managers at our various subsidiary companies. We cannot assure you that this major restructuring of our Board of Directors and senior management team, and the accompanying distractions, in this environment, will not adversely affect our annual results of operations.

  Continued scrutiny resulting from ongoing investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. In addition, we have responded to a GSA action questioning whether Tyco lacked the present responsibility to be a government contractor due to concerns the GSA had expressed as a result of the alleged serious criminal misconduct of our former Chief Executive Officer, Chief Financial Officer and General Counsel. While the GSA has reserved the right to take appropriate action if additional information warrants it, we believe we have demonstrated to the GSA that Tyco is presently responsible to be a government contractor. We are also subject to ongoing audits by the Internal Revenue Service and various state tax authorities. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, annual results of operations or liquidity.

        Tyco and our subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. We believe, but we cannot assure you, that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, annual results of operations or liquidity.

  An ongoing SEC inquiry may require us to further amend or restate our public disclosures.

        We are subject to an inquiry by the SEC's Division of Enforcement. We cannot assure you the resolution of the Division of Enforcement's inquiry will not necessitate further amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against Tyco. The SEC Division of Enforcement has not completed its review of prior management's actions and our accounting, including the matters covered by the Company's Form 8-K filed on December 30, 2002.

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

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the forseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigations could require additional funding. If such developments require us to obtain additional funding, we cannot assure you that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which would have a material adverse effect on our results of operations and liquidity.

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

        Our bank credit agreements contain a number of financial covenants, such as a debt to earnings before interest, taxes, depreciation, and amortization ratio; minimum levels of net worth; and other covenants that limit our ability to pledge assets and to make dividend or other payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet these financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

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

        Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of our Fire and Security and Engineered Products and Services segments is significantly affected by levels of commercial construction and consumer and business discretionary spending. Also, our Plastics and Adhesives segment and the electronic components business within our Electronics segment are heavily dependent on the end markets they serve and therefore can be affected by the demand and capital investment patterns of these markets which could impact the margins in these businesses. This cyclical impact can be amplified because some of our business segments purchase products from other business segments. For example, our Fire and Security segment purchases certain products sold by our Engineered Products and Services segment. Therefore, a drop in demand for our fire prevention products, due to lower new residential or office construction or other factors, can cause a drop in demand for certain of our products sold by our Engineered Products and Services segment.

  Our operations expose us to the risk of material environmental liabilities, litigation and violations.

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees. There can be no assurances that we have been or will be at all times in compliance with environmental laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. One of our subsidiaries in our Electronics segment was advised by the U.S. Attorney for the District of Connecticut that it is the target of a federal grand jury investigation concerning alleged Clean Water Act violations at two manufacturing plants. We understand that certain former and current employees at these plants are subjects of the investigation relating to violations of applicable permits, and that these former employees at one of these plants have pleaded guilty to felony violations of the Clean Water Act. In addition, the Connecticut Commissioner of Environmental Protection has filed a civil action in Hartford Superior Court alleging violations of Connecticut environmental statutes and regulations.

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

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $141 million to $450 million. We concluded that the best estimate within this range is approximately $270 million, of which $39 million is included in accrued expenses and other current liabilities and $231 million is included in other long-term liabilities on our Consolidated Balance Sheet as of December 31, 2003. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and annual results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

  We are subject to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations and financial condition.

        In the ordinary course of business, we are subject to a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. Patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay awards or settlements that could cause a material adverse effect on our financial condition and annual results of operations.

  Our healthcare business is subject to extensive regulation by the government and failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

        The Food and Drug Administration ("FDA") regulates the approval, manufacturing and sale and marketing of many of our healthcare products. Failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

  Our ADT business has recently experienced higher rates of customer attrition, which may reduce our future revenues and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our global electronic security services business were 15.9%, 13.2% and 12.3% on a trailing 12-month basis as of September 30, 2003, 2002 and 2001, respectively. The attrition rate decreased slightly to an average of 15.7% on a trailing 12-month basis as of December 31, 2003. If attrition rates show an upward trend, ADT's recurring revenues and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools.

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

        As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area. There has recently been negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company. In its definitive proxy statement filed on January 28, 2004, Tyco opposed adoption of a shareholder proposal to change Tyco's jurisdiction of incorporation from Bermuda to a U.S. state. This recommendation generated some adverse publicity.

  Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

        Holders of Tyco securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States. See "Enforcement of Civil Liabilities."

        As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only exercise such rights of action on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company. Tyco has proposed amendments to its Bye-laws in its definitive proxy statement filed on January 28, 2004, which, if approved by shareholders will more closely conform Tyco's Bye-laws to those of other similar publicly traded companies in certain circumstances. If approved, the revised Bye-laws will include provisions similar to the Delaware interested director and officer provisions which require a board vote on interested transactions, and provisions on exemption and indemnification of officers and directors which more closely approximate Delaware law.

Available Information

        Our Internet website is http://www.tyco.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board Governance Principles, on our website under the headings "Our Commitment—Governance." These charters and principles are not incorporated by reference. We will also provide a copy of these documents to shareholders upon request.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions or other matters, as well as financings and share repurchases, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

  •
  overall economic and business conditions;

  •
  the demand for Tyco's goods and services;

  •
  competitive factors in the industries in which Tyco competes;

  •
  changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

  •
  results and consequences of Tyco's internal investigation and governmental investigations concerning Tyco's governance, management internal controls and operations;

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

  •
  the ability to achieve cost savings in connection with Tyco's strategic restructuring and Six Sigma initiatives;

  •
  potential further impairment of our goodwill;

  •
  the impact of fluctuations in the price of Tyco's common shares;

  •
  changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco's disposable medical products and other specialty products, and regarding Tyco's ability to operate and set prices with respect to its undersea cable communications systems;

  •
  impact of recent management changes;

  •
  the possible effects on Tyco of pending legislation in the United States, if enacted, that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or that may deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

  •
  the potential continuing disruption to our business and related distraction costs associated with negative publicity.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2003. However, during the first quarter of fiscal 2004, Tyco initiated a strategy to achieve an appropriate balance of fixed and floating rate debt and executed variable rate swaps based on LIBOR.

Item 4—Controls and Procedures

        During fiscal 2002 we learned of instances of breakdowns of certain internal controls. As a result, our former Board of Directors retained outside counsel to conduct an investigation of Tyco's accounting and financial reporting. The findings of the investigation were reported in Current Reports on Form 8-K on September 17, 2002 and December 30, 2002. The restatement filed in July 2003 with the SEC includes adjustments to reverse the charges recorded in the quarter ended March 31, 2003 and reflect those charges in the historic periods to which they relate.

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

  •
  Developed a treasury department policies and procedures manual;

  •
  Expanded the resources and responsibilities of the internal audit function, with a senior internal audit officer who reports directly to the Audit Committee of the Board of Directors; and

  •
  Created a disclosure committee that includes a cross-functional team, including, but not limited to, senior personnel from the legal, finance, and corporate governance departments, which is responsible for reviewing SEC periodic filings for adequacy of disclosure and communicating material findings to the Company's CEO and CFO.

Furthermore, in the first quarter of fiscal 2004, management initiated the following actions:

  •
  Intensified focus on Sarbanes-Oxley Section 404 readiness;

  •
  Continued developing a training program for key accounting areas, including compliance with our controllership guide; and

  •
  Hired a new Senior Vice President, Corporate Controller and Chief Accounting Officer subsequent to quarter end.

        Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives. Our Board of Directors and senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance. We have committed considerable resources to date on the reviews and remedies discussed above. A review of controls of a company the size of Tyco, which includes approximately 2,300 subsidiaries, is not a one-time event. We are committed to ongoing periodic reviews of our controls and their effectiveness, the results of which will be reported to our shareholders. We are undertaking a thorough review of our internal and disclosure controls including, but not limited to, information technology systems and financial reporting as part of Tyco's compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but at this time we have not completed our review of the existing controls and their effectiveness and, therefore, cannot assure you at this time that these controls and procedures fully satisfy the requirements of Section 404.

        Our controls are continuing to improve and senior management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. There can be no assurances, however, that new problems will not be found in the future. We do not expect that our disclosure controls and procedures, or our internal controls will prevent all errors and all fraud because a control system cannot provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tyco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. Because of the inherent limitations in any control system, error or fraud may occur and not be detected. We expect to continue to improve our controls with each passing quarter. It will take some time, however, before we have in place the rigorous controls that our Board of Directors and senior management desires and our shareholders deserve.

        As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of Tyco's disclosure controls and procedures by senior management. Based on that evaluation, Tyco's management, including the CEO and CFO, concluded that these procedures and controls are effective, given the cautions stated above. Other than as described above, this quarter, there have been no significant changes in Tyco's internal controls or in other factors that could significantly affect internal controls. Tyco will continue to make ongoing assessments of these controls and procedures periodically.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Securities Class Actions

        As previously reported in our Annual Report on Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions.

        An action was filed on January 20, 2004 in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are former AMP shareholders who received Tyco stock in connection with Tyco's merger with AMP. Plaintiffs name as defendants Tyco International Ltd., PricewaterhouseCoopers LLP, former officers L. Dennis Kozlowski, Mark Swartz, Mark Belnick and former directors Frank Walsh and Michael Ashcroft. The complaint asserts causes of action under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, Sections 11 and 12 (a)(2) of the Securities Act of 1933, common law fraud and negligent misrepresentation. The complaint seeks an award of compensatory and exemplary damages. Tyco has requested the Judicial Panel on Multidistrict Litigation transfer the action to the United States District Court for the District of New Hampshire.

        As previously reported in our Annual Report on Form 10-K, a class action was filed on December 9, 2003, in the Circuit Court of Cook County, Illinois, Davis v. Kozlowski, et.al. purporting to represent a class of persons who held Tyco securities prior to December 13, 1999 through June 3, 2003. Plaintiff names as defendants L. Dennis Kozlowski, Mark Swartz, Mark Belnick, Frank Walsh, Michael Ashcroft, PricewaterhouseCoopers LLP, Phua Young and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The complaint asserts claims of common law fraud against all defendants, breach of fiduciary duties against individual defendants, negligent misrepresentation against PricewaterhouseCoopers and aiding and abetting a breach of fiduciary duty against PricewaterhouseCoopers and Merrill Lynch, Pierce, Fenner & Smith. The Company has removed the complaint to the United States District Court for the Northern District of Illinois and has requested the Judicial Panel on Multidistrict Litigation transfer the action to the United States District Court for the District of New Hampshire.

Shareholder Derivative Litigation

        As previously reported in our Annual Report on Form 10-K, five actions have been filed purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain former directors of Tyco and against Tyco as a nominal defendant. One derivative action has been voluntarily dismissed.

        As previously reported in our Annual Report on Form 10-K, plaintiffs filed a Motion for Leave to File their Verified Stockholders' Second Consolidated and Amended Derivative Complaint on June 12, 2003. The proposed second amended complaint drops as a defendant Tyco's auditor, and adds as defendants each of the members of the current Board of Directors of Tyco. The second amended complaint alleges that the defendants who are current directors of Tyco engaged in, permitted and/or acquiesced in the following alleged improper conduct: making misstatements and omissions in order to disclose certain accounting issues slowly over time in order to artificially inflate Tyco's share price; making misstatements and omissions in the February 2003 proxy statement against reincorporation in Delaware and against a proposal to separate the positions of CEO and Chairman; and other allegedly improper conduct. Plaintiffs seek money damages and attorneys' fees and expenses. On December 29, 2003, the Court granted plaintiffs' motion for leave to file their second consolidated and amended derivative complaint.

ERISA Litigation and Investigation

        As previously reported in our Annual Report on Form 10-K, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein.

        As previously reported in our Annual Report on Form 10-K, on April 4, 2003, Tyco and several other defendants moved to dismiss the consolidated complaint. Shortly thereafter the other defendants also moved to dismiss. Tyco's motion to dismiss remains pending before the court. Recently, on November 6, 2003, the plaintiffs filed a motion seeking to add eleven current and former employees as defendants. The motion remains pending before the court.

Intellectual Property Litigation

        Applied Medical Resources Corp. ("Applied Medical") v. U.S. Surgical Corp. is a patent infringement action in which U.S. Surgical Corp., a subsidiary of Tyco, is the defendant. In February 2003, the U.S. District Court for the Central District of California held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the U.S. District Court ruled in U.S. Surgical's favor holding that two other patents involved in the case were invalid and unenforceable. A trial on damages for the earlier infringement ruling is currently scheduled for July 2004 and will be strongly contested by us. We estimate that damages could range from $32 million to $83 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,553. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. Tyco has not yet estimated the damages to which Applied Medical may be entitled, nor has the effect of the grant of a preliminary injunction been assessed.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo"), et al., defendants/counter-claimants, is a consolidated patent infringement action pending in United States District Court, Central District of California. Mallinckrodt and Nellcor are subsidiaries of Tyco. At the current stage of this lawsuit, Mallinckrodt and Nellcor allege that Masimo infringes three Nellcor patents related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients. In turn, Masimo alleges that Mallinckrodt and Nellcor infringe five Masimo patents related to pulse oximeters. Both sides seek injunctive relief and monetary damages, including up to treble damages for willful infringement. Trial is scheduled to begin on February 18, 2004. We believe that Mallinckrodt and Nellcor have valid claims against Masimo and we intend to vigorously contest Masimo's claims.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Incorporated is a separate lawsuit also pending in United States District Court, Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on June 1, 2004. Tyco Healthcare and Mallinckrodt will strongly contest Masimo's claims against them.

        At this time, we cannot predict the outcome of the trials described above and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in these matters. It is possible that we will be required to pay an award of damages in either or both of the patent and antitrust lawsuits, and/or that a permanent injunction could issue against the Company's future sale of any products found to infringe Masimo patents.

Environmental Litigation

        A business in our Electronics segment was advised in 2001 by the U.S. Attorney for the District of Connecticut that it is the target of a federal criminal investigation concerning alleged Clean Water Act violations at three manufacturing plants, one of which has since been closed for economic reasons wholly unrelated to this investigation. We understand that certain former and current employees at these plants are subjects of the investigation relating to violations of applicable permits, and that three former employees have pleaded guilty to felony violations of the Clean Water Act. In addition, the Connecticut Commissioner of Environmental Protection has filed a civil action in Hartford Superior Court alleging violations of Connecticut environmental statutes and regulations arising out of the same conduct alleged in the federal criminal investigation at these plants.

        We have learned of allegations that on certain dates in 2002 and 2003, a business within our Engineered Products and Services segment reported purportedly incorrect data relating to landfill gas monitoring at four landfill sites in Ohio. Our business is the contractor providing landfill gas monitoring and operations services at those sites. The reporting of this purportedly incorrect data may form the bases for potential violations of the Clean Air Act and related state laws and regulations. To our knowledge, no action or proceeding has been filed by any state or federal authority in this matter to date. We have disclosed this matter to our clients involved and to the City of Toledo and the Ohio Environmental Protection Agency.

Item 5—Other Information

        On January 22, 2004, PricewaterhouseCoopers LLP was notified that the Board of Directors, upon the recommendation of the Audit Committee, had determined to propose Deloitte & Touche LLP as Tyco's independent auditors for fiscal year 2004. Upon that notification PricewaterhouseCoopers LLP submitted its resignation in accordance with the Companies Act of Bermuda, effective upon the filing of Tyco's Form 10-Q for the quarter ended December 31, 2003. Accordingly, the Board of Directors, upon the recommendation of the Audit Committee, appointed Deloitte & Touche LLP to serve as Tyco's independent auditors, effective upon the filing of Tyco's Form 10-Q, until the 2004 annual general meeting of shareholders scheduled for March 25, 2004. The shareholders will be asked at the 2004 annual general meeting to appoint Deloitte & Touche LLP as Tyco's independent auditors for fiscal year 2004.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

4.1	Indenture, dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee (filed herewith).
4.2	First Supplemental Indenture, dated as of November 12, 2003, among Tyco International Group S.A., Tyco International Ltd. and The Bank of New York, as trustee (filed herewith).
4.3
364-Day Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, Bank of America, N.A., and Citicorp North America, as Co-Administrative Agents (filed herewith).
4.4
Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, Bank of America, N.A., and Citicorp North America, as Co-Administrative Agents (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K filed pursuant to Item 12 on November 4, 2003 to include, as an exhibit, the press release of Tyco International Ltd. dated November 4, 2003 announcing the Company's results for the fourth fiscal quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ DAVID J. FITZPATRICK DAVID J. FITZPATRICK Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 17, 2004

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
  Item 1— Financial Statements
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2— Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3— Quantitative and Qualitative Disclosures About Market Risk
  Item 4— Controls and Procedures
PART II—OTHER INFORMATION
  Item 1— Legal Proceedings
  Item 5— Other Information
  Item 6— Exhibits and Reports on Form 8-K
SIGNATURES