Form 10-Q
period 2004-03-31
TYCO INTERNATIONAL LTD /BER/
filed 2004-05-14
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        The number of common shares outstanding as of May 10, 2004 was 2,005,509,512.

TYCO INTERNATIONAL LTD.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Revenue from product sales	$7,953.2	$7,207.9	$15,761.8	$14,366.1
Service revenue	2,088.0	1,780.6	4,159.1	3,549.8

Net revenue	10,041.2	8,988.5	19,920.9	17,915.9
Cost of product sales	5,285.7	4,890.7	10,472.9	9,684.0
Cost of services	1,216.7	964.8	2,434.5	1,903.5
Selling, general and administrative expenses	2,150.0	2,470.3	4,358.7	4,618.9
Restructuring, impairment and other charges, net	51.8	27.6	80.2	24.1
Losses and impairments on divestitures	85.4	—	85.4	—

Operating income	1,251.6	635.1	2,489.2	1,685.4
Interest income	14.1	21.8	39.9	47.6
Interest expense	(226.1)	(299.8)	(491.3)	(588.8)
Other income (expense), net	5.9	(61.4)	(1.8)	(60.0)

Income from continuing operations before income taxes and minority interest	1,045.5	295.7	2,036.0	1,084.2
Income taxes	(258.2)	(170.4)	(526.1)	(392.3)
Minority interest	(4.9)	(1.0)	(8.3)	(1.7)

Income from continuing operations	782.4	124.3	1,501.6	690.2
Income from discontinued operations of Tyco Capital, net of $0 tax	—	—	—	20.0

Net income	$782.4	$124.3	$1,501.6	$710.2

Basic earnings per common share:
Income from continuing operations	$0.39	$0.06	$0.75	$0.35
Income from discontinued operations of Tyco Capital, net of tax	—	—	—	0.01
Net income per common share	0.39	0.06	0.75	0.36
Diluted earnings per common share:
Income from continuing operations	$0.37	$0.06	$0.70	$0.34
Income from discontinued operations of Tyco Capital, net of tax	—	—	—	0.01
Net income per common share	0.37	0.06	0.70	0.35
Weighted-average number of common shares outstanding:
Basic	1,998.9	1,994.5	1,998.0	1,994.6
Diluted	2,217.6	2,001.0	2,213.9	2,087.2

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	March 31, 2004	September 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$3,103.3	$4,186.7
Restricted cash	82.3	141.8
Accounts receivable, less allowance for doubtful accounts ($617.5 at March 31, 2004 and $726.2 at September 30, 2003)	5,977.0	5,714.8
Inventories	4,462.7	4,292.2
Deferred income taxes	767.9	855.2
Other current assets	2,054.3	2,048.8

Total current assets	16,447.5	17,239.5
Property, Plant and Equipment, Net	9,968.7	10,299.8
Goodwill	26,171.6	25,938.7
Intangible Assets, Net	5,609.1	5,790.0
Other Assets	4,374.0	4,277.0

Total Assets	$62,570.9	$63,545.0

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$1,285.1	$2,718.4
Accounts payable	2,777.5	2,716.7
Accrued expenses and other current liabilities	4,297.2	4,326.7
Deferred revenue	840.9	810.5

Total current liabilities	9,200.7	10,572.3
Long-Term Debt	16,429.3	18,250.7
Other Long-Term Liabilities	8,152.8	8,239.7

Total Liabilities	33,782.8	37,062.7

Commitments and Contingencies (Note 10)
Minority Interest	67.5	113.3
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, none outstanding at March 31, 2004 and one share outstanding at September 30, 2003	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,004,438,110 and 1,998,189,621 shares outstanding, net of 18,018,497 and 21,144,265 shares owned by subsidiaries at March 31, 2004 and September 30, 2003, respectively	400.9	399.6
Capital excess:
Share premium	8,219.7	8,161.4
Contributed surplus, net of deferred compensation of $128.9 at March 31, 2004 and $45.5 at September 30, 2003	15,277.2	15,120.1
Accumulated earnings	4,412.7	2,961.2
Accumulated other comprehensive income (loss)	410.1	(273.3)

Total Shareholders' Equity	28,720.6	26,369.0

Total Liabilities and Shareholders' Equity	$62,570.9	$63,545.0

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	For the Six Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Income from continuing operations	$1,501.6	$690.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash restructuring, impairment and other charges, net	14.5	53.5
Non-cash losses and impairments on divestitures	85.1	—
(Gain) loss on investments	(2.5)	75.6
Depreciation	752.0	726.8
Intangible assets amortization	350.7	368.8
Deferred income taxes	176.7	305.6
Provision for losses on accounts receivable and inventory	171.2	286.5
Debt and refinancing cost amortization	33.6	63.4
Loss (gain) on the early extinguishment of debt	4.8	(24.1)
Other non-cash items	12.5	157.3
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(81.8)	118.0
Decrease in sale of accounts receivable programs	(72.1)	(96.5)
Contracts in progress	1.9	(50.8)
Inventories	(146.4)	(56.0)
Other current assets	(22.8)	(5.3)
Accounts payable	(24.8)	(420.6)
Accrued expenses and other current liabilities	(43.4)	(222.6)
Income taxes	22.7	111.2
Deferred revenue	(10.3)	(8.8)
Other	76.7	34.4

Net cash provided by operating activities from continuing operations	2,799.9	2,106.6
Net cash provided by operating activities from discontinued operations	—	20.0

Net cash provided by operating activities	2,799.9	2,126.6

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(438.1)	(566.1)
Construction of Tyco Global Network	—	(89.0)
Acquisition of businesses, net of cash acquired	(13.6)	(34.6)
Acquisition of customer accounts (ADT dealer program)	(130.6)	(358.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	(72.0)	(189.5)
Disposal of businesses, net of cash retained by businesses sold	98.5	5.4
Net sale (purchase) of short-term investments	12.3	(278.1)
Net (purchase) sale of long-term investments	(29.4)	54.5
Decrease (increase) in current and non-current restricted cash	191.2	(310.7)
Other	5.6	81.4

Net cash used in investing activities	(376.1)	(1,685.0)

Cash Flows From Financing Activities:
Net repayments of debt	(3,526.4)	(2,660.5)
Proceeds from exercise of options	58.8	2.6
Dividends paid	(50.0)	(50.4)
Other	(20.3)	(5.4)

Net cash used in financing activities	(3,537.9)	(2,713.7)

Effect of foreign currency translation on cash	30.7	51.6
Net decrease in cash and cash equivalents	(1,083.4)	(2,220.5)
Cash and cash equivalents at beginning of period	4,186.7	6,185.7

Cash and cash equivalents at end of period	$3,103.3	$3,965.2

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

        The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by Generally Accepted Accounting Principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements contained in the Form 8-K filed on March 10, 2004, which present segment information previously included in Tyco International Ltd.'s Annual Report on Form 10-K for the period ended September 30, 2003 to reflect the reclassification of information regarding the transfer of a business division from one segment to another and to present the results of the Tyco Global Network business held for sale within Corporate and Other segment data.

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

        Revenue Recognition—In providing services under certain contracts, Infrastructure Services (a business unit within the Engineered Products and Services segment) incurs sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Infrastructure Services. Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting these sub-contract costs in both revenue and cost of revenue for Infrastructure Services, resulting in incremental revenue and cost of revenue of $168.8 million and $347.8 million for the quarter and six months ended March 31, 2004, respectively. The Company has not adjusted revenue or cost of revenue for the quarter and six months ended March 31, 2003 because such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income or cash flow.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value based method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by Tyco, the effect on net income and earnings per common share for the quarter and six months ended March 31, 2004 and 2003 would have been as follows ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Net income—as reported	$782.4	$124.3	$1,501.6	$710.2
Add: Share-based employee compensation expense included in reported net income, net of tax	4.1	1.1	5.4	2.8
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax(1)	(51.8)	(81.4)	(107.9)	(141.2)

Net income—pro forma	$734.7	$44.0	$1,399.1	$571.8

Net income per share:
Basic—as reported	$0.39	$0.06	$0.75	$0.36
Basic—pro forma	0.37	0.02	0.73	0.29
Diluted—as reported	0.37	0.06	0.70	0.35
Diluted—pro forma	0.34	0.02	0.66	0.29

(1)
The fair value was calculated using the Black-Scholes option pricing model with a volatility of 47%, a risk free rate of 2.5%, expected annual dividends per share of $0.05 and an expected option life of 4 years for the quarter and six months ended March 31, 2004; and a volatility of 64%, a risk free rate of 2.8%, expected annual dividends per share of $0.05 and an expected option life of 5 years for both the quarter and six months ended March 31, 2003.

        Accounting Pronouncements—In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements is effective for companies with fiscal years ending after December 15, 2003.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R further explains how to identity variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of VIE in its financial statements. The Company adopted FIN 46R as of March 31, 2004. As a result, the joint ventures that were previously consolidated under FIN 46 were deconsolidated effective March 31, 2004. The adoption of FIN 46R did not have a material impact on our results of operations or financial position.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans in our annual report. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosures required are effective for interim periods beginning after December 15, 2003; however, information about foreign plans are effective for fiscal years ending after June 15, 2004. Tyco adopted the revised SFAS No. 132 during the quarter ended March 31, 2004. See Note 11 for disclosure on retirement plans. The adoption of SFAS No. 132 did not have any impact on our results of operations or financial position.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on our results of operations or financial position.

        In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events occur requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of this FSP on the financial statements.

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

        Selected information for the Company's five segments is presented in the following table ($ in millions). Operating income by segment shown below includes net restructuring, impairment and other charges, and losses and impairments on divestitures as described in Notes 3 and 4.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Net Revenue:
Fire and Security	$2,987.8	$2,769.6	$5,949.9	$5,528.9
Electronics	2,846.1	2,538.1	5,684.2	5,101.2
Healthcare	2,283.8	2,098.8	4,464.3	4,068.0
Engineered Products and Services(1)	1,446.6	1,091.1	2,881.2	2,274.9
Plastics and Adhesives	470.1	488.5	929.8	939.1
Corporate and Other(2)	6.8	2.4	11.5	3.8

Net revenue from external customers	$10,041.2	$8,988.5	$19,920.9	$17,915.9

Operating income:
Fire and Security	$219.7	$(178.4)	$471.3	$38.8
Electronics	380.3	395.0	804.3	717.8
Healthcare	580.6	513.6	1,118.4	956.7
Engineered Products and Services	123.0	72.1	229.2	193.1
Plastics and Adhesives	9.9	41.9	20.6	85.3
Corporate and Other(3)	(61.9)	(209.1)	(154.6)	(306.3)

Operating income	$1,251.6	$635.1	$2,489.2	$1,685.4

(1)
Includes $168.8 million and $347.8 million for the quarter and six months ended March 31, 2004, respectively, to reflect sub-contract costs in revenue and cost of revenue at Infrastructure Services. These adjustments had no impact on operating income (See Note 1).

(2)
Revenue relates to the TGN business held for sale (See Note 4).

(3)
Includes operating expense of $13.6 million and $30.6 million for the quarters ended March 31, 2004 and 2003, respectively, and $31.4 million and $57.2 million for the six months ended March 31, 2004 and 2003, respectively, related to the TGN business held for sale (See Note 4).

3.    Restructuring Activities and Impairment Charges

      Restructuring activities and impairment charges are as follows ($ in millions):

	For the Quarters Ended March 31,
	2004			2003
	Net Restructuring Charges (Credits)	Long-lived Asset Impairments	Total Restructuring and Impairment Expenses	Total Restructuring and Impairment Expenses(2)
Fire and Security	$25.9	$0.2	$26.1	$85.2
Electronics	(8.7)	—	(8.7)	(59.1)
Healthcare	0.6	1.0	1.6	(4.6)
Engineered Products and Services	4.0	—	4.0	—
Plastics and Adhesives	12.7	14.8	27.5	(0.4)
Corporate and Other(1)	1.8	—	1.8	(6.4)

	36.3	16.0	52.3	14.7
Less: Inventory-related charges (credits) recorded in cost of sales	0.5	—	0.5	(12.9)

Restructuring, impairment and other charges, net	$35.8	$16.0	$51.8	$27.6

	For the Six Months Ended March 31,
	2004			2003
	Net Restructuring Charges (Credits)	Long-lived Asset Impairments	Total Restructuring and Impairment Expenses	Total Restructuring and Impairment Expenses(2)
Fire and Security	$40.9	$1.2	$42.1	$85.2
Electronics	(28.8)	—	(28.8)	(61.6)
Healthcare	3.5	1.0	4.5	(5.8)
Engineered Products and Services	5.2	—	5.2	—
Plastics and Adhesives	21.0	36.9	57.9	(0.4)
Corporate and Other(1)	(0.1)	—	(0.1)	(6.4)

	41.7	39.1	80.8	11.0
Less: Inventory-related charges (credits) recorded in cost of sales	0.6	—	0.6	(13.1)

Restructuring, impairment and other charges, net	$41.1	$39.1	$80.2	$24.1

(1)
Includes restructuring credits of $1.7 million and $3.5 million for the quarter and six months ended March 31, 2004, respectively, and charges of $4.2 million for both the quarter and six months ended March 31, 2003, related to the TGN business held for sale.
(2)
The quarter and six months ended March 31, 2003 include $87.2 million of long-lived asset impairment charges related to the Fire and Security segment.

Fiscal 2004 Charges and Credits

        The Fire and Security segment recorded net restructuring charges of $40.9 million, of which a charge of $0.6 million is included in cost of sales. Also included are charges of $42.4 million associated with streamlining the business, partially offset by a credit of $2.1 million. The $42.4 million includes $31.6 million for employee severance in connection with the elimination of 2,105 positions primarily relating to manufacturing, technical, sales and marketing and general and administrative personnel in Europe, the United States, Latin America, Australia and Asia, $8.7 million for facility closures in connection with the elimination of 67 facilities in Europe, the United States, Latin America and Australia, and $2.1 million in other charges. During the six months ended March 31, 2004, the Fire and Security segment paid cash of $25.6 million related to the utilization of fiscal 2004 restructuring liabilities, consisting primarily of $21.8 million in severance for the termination of 1,846 employees.

        The Electronics segment recorded net restructuring credits of $28.8 million. The $28.8 million net restructuring credit consists of credits of $33.3 million related to changes in estimates for severance, facility-related charges, and distribution and supplier cancellation fees recorded in prior periods, partially offset by charges of $4.5 million primarily for employee severance in connection with the elimination of 399 positions (primarily relating to manufacturing personnel in the United States and Europe).

        The Plastics and Adhesives segment recorded a net restructuring charge of $21.0 million. The $21.0 million net charge consists primarily of charges of $11.0 million for employee severance in connection with the elimination of 1,130 positions primarily relating to manufacturing, distribution and sales and marketing personnel in the United States and charges of $9.5 million for facility closures in connection with the elimination of 22 facilities primarily in the United States. During the six months ended March 31, 2004, the Plastics and Adhesives segment paid cash of $10.7 million related to the utilization of fiscal 2004 restructuring liabilities, consisting primarily of $5.1 million in severance for the termination of 820 employees and $4.9 million for the closure of 10 facilities.

        During the six months ended March 31, 2004, the Plastics and Adhesives segment also recorded impairment charges for long-lived assets of $36.9 million related to property, plant and equipment associated with management's decision during the period to close the facilities discussed above.

        At March 31, 2004, there remained liabilities totaling $37.0 million related to fiscal 2004 restructuring and other charges on the Consolidated Balance Sheet, of which $27.7 million is included in accrued expenses and other current liabilities and $9.3 million is included in other long-term liabilities.

Fiscal 2003 Charges and Credits

        The disclosures in the Company's Form 8-K filed on March 10, 2004 discuss net restructuring and other credits of $74.3 million recorded during fiscal 2003 and the related activity with respect to these charges through September 30, 2003. The remaining liability was $21.7 million as of September 30, 2003. Following is a summary of the activity with respect to these liabilities during the six months ended March 31, 2004.

        During the six months ended March 31, 2004, the Fire and Security segment paid cash of $8.6 million related to the utilization of fiscal 2003 restructuring liabilities, consisting primarily of $6.9 million in severance for the termination of 760 employees.

        During the six months ended March 31, 2004, Corporate paid cash of $4.1 million related to the utilization of fiscal 2003 restructuring liabilities, consisting primarily of $2.2 million in facility-related costs and $1.9 million of severance-related costs.

        At March 31, 2004, there remained liabilities totaling $6.6 million related to fiscal 2003 restructuring and other charges on the Consolidated Balance Sheet, of which $6.5 million is included in accrued expenses and other current liabilities.

Fiscal 2002 Charges and Credits

        The disclosures in the Company's Form 8-K filed on March 10, 2004 discuss net restructuring and other charges of $1,124.3 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2003. The remaining liability was $247.3 million as of September 30, 2003. Following is a summary of the activity with respect to these liabilities during the six months ended March 31, 2004.

        During the six months ended March 31, 2004, the Electronics segment paid cash of $27.9 million related to the utilization of fiscal 2002 restructuring liabilities, consisting primarily of $9.5 million of distributor and supplier cancellation fees, $8.6 million in facility-related costs and $6.8 million in severance for the termination of 288 employees.

        At March 31, 2004, there remained liabilities totaling $180.9 million related to fiscal 2002 restructuring and other charges on the Consolidated Balance Sheet, of which $64.0 million is included in accrued expenses and other current liabilities, and $116.9 million is included in other long-term liabilities. The remaining liabilities relate to future payments on certain long-term contractual obligations primarily rent under non-cancelable leases for vacated premises and distributor and supplier cancellation fees.

Fiscal 2001 and Prior Years' Charges and Credits

        At September 30, 2003, there remained liabilities totaling $24.6 million related to fiscal 2001 and prior years' restructuring and other charges on the Consolidated Balance Sheet. At March 31, 2004, $17.8 million of these liabilities remained on the Consolidated Balance Sheet of which $10.3 million is included in accrued expenses and other current liabilities and $7.5 million is included in other long-term liabilities. These remaining liabilities relate to future payments on certain long-term contractual obligations.

4.     Divestitures and Acquisitions

        During the first six months of fiscal 2004, the Company divested nine businesses within the Fire and Security, Healthcare and Engineered Products and Services segments for aggregate proceeds of $113.5 million in cash, of which $15.0 million of the proceeds are currently held in escrow. Total assets and total liabilities of the divested businesses were $170.5 million and $56.6 million, respectively. The total assets include cash retained by the businesses sold of $10.9 million. Net revenue and net income of the divested companies through the date of disposition were $36.2 million and $6.4 million, respectively, for the six months ended March 31, 2004 and $37.2 million and $6.8 million, respectively, for the six months ended March 31, 2003. In connection with these dispositions, the Company recorded losses totaling $4.5 million. In addition, during the six months ended March 31, 2004, the Company recorded charges related to certain businesses to be divested aggregating $80.9 million to reflect the amount by which the carrying value of such assets exceeded its estimated fair value.

        At September 30, 2003, $199.0 million in purchase accounting liabilities remained on the Consolidated Balance Sheet. A total of $156.8 million of purchase accounting liabilities related to acquisitions remained on the Consolidated Balance Sheet at March 31, 2004, of which $53.2 million are included in accrued expenses and other current liabilities and $103.6 million are included in other long-term liabilities. These liabilities primarily relate to facility-related costs (principally for rent under non-cancelable leases for vacated premises) and, to a much lesser extent, employee severance (principally for payments to employees already terminated with severance paid out over time).

        During the six months ended March 31, 2004, the Company paid $130.6 million of cash to acquire approximately 156,000 customer contracts for electronic security services through the ADT dealer program. The cash portions of acquisition costs for the customer contracts were funded utilizing cash from operations.

Assets Held for Sale

        The following table presents balance sheet information for the TGN business and other businesses held for sale as of March 31, 2004 and September 30, 2003 ($ in millions):

	March 31, 2004	September 30, 2003
Accounts receivable	$13.6	$19.3
Inventories	14.2	14.2
Other current assets	27.8	27.9
Other assets	21.4	17.1
Property, plant and equipment, net	34.7	33.1

Total assets	$111.7	$111.6

Accounts payable	$21.3	$39.0
Accrued expenses and other current liabilities	107.0	124.6
Deferred revenue	77.3	63.4
Other long-term liabilities	20.7	19.9

Total liabilities	$226.3	$246.9

5.    Other Expense, Net

        During the quarter and six months ended March 31, 2003, the Company recognized a $75.6 million loss on various equity investments when it became evident that the declines in the fair value of the investments were other than temporary, primarily due to the continuing depressed economic conditions specifically within the telecommunications industry. In addition, during the quarter and six months ended March 31, 2003, the Company recognized other expense of $8.5 million in connection with a bank guarantee on behalf of an equity investee. These amounts were partially offset by other income from the early retirement of debt of $22.7 million and $24.1 million for the quarter and six months ended March 31, 2003, respectively.

6.    Discontinued Operations of Tyco Capital (CIT Group Inc.)

        During the six months ended March 31, 2003, Tyco recorded income from discontinued operations of $20.0 million, representing a restitution payment made by Frank E. Walsh, Jr., a former director, which was received in January 2003.

7.    Earnings Per Common Share

        The reconciliations between basic and diluted earnings per common share are as follows (in millions, except per share data):

	For the Quarter Ended March 31, 2004			For the Quarter Ended March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$782.4	1,998.9	$0.39	$124.3	1,994.5	$0.06
Stock options, restricted shares and deferred stock units	—	16.1		—	4.1
Assumed exchange of convertible debentures	28.4	202.6		0.1	2.4

Diluted earnings per common share:
Income from continuing operations, giving effect to dilutive adjustments	$810.8	2,217.6	$0.37	$124.4	2,001.0	$0.06

	For the Six Months Ended March 31, 2004			For the Six Months Ended March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$1,501.6	1,998.0	$0.75	$690.2	1,994.6	$0.35
Stock options, restricted shares and deferred stock units	—	13.2		—	4.3
Assumed exchange of convertible debentures	55.5	202.7		23.5	88.3

Diluted earnings per common share:
Income from continuing operations, giving effect to dilutive adjustments	$1,557.1	2,213.9	$0.70	$713.7	2,087.2	$0.34

        The computation of diluted earnings per common share for the quarter and six months ended March 31, 2004 excludes the effect of the potential exercise of options to purchase approximately 70.5 million and 88.7 million shares, respectively, because the effect would be anti-dilutive.

        The computation of diluted earnings per common share in the quarter and six months ended March 31, 2003 excludes the potential exercise of options to purchase approximately 131.2 million shares because the effect would be anti-dilutive. Dilutive earnings per common share for both the quarter and six months ended March 31, 2003 excludes 33.0 million shares related to the Company's zero coupon senior convertible debentures due 2020 because conversion conditions had not been met.

        Diluted earnings per common share for the quarter ended March 31, 2003 excludes 114.1 million shares and 59.8 million shares related to the Company's convertible senior debentures due 2018 and 2023, respectively, because the effect would be anti-dilutive.

        Dividends—Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first two quarters of fiscal 2004 and fiscal 2003.

8.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the six months ended March 31, 2004 are as follows ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2003	$8,126.9	$7,604.1	$6,414.7	$3,075.8	$717.2	$25,938.7
Adjustments to purchase accounting liabilities and fair value adjustments related to prior year acquisitions	(15.8)	(6.0)	(8.3)	3.8	—	(26.3)
Goodwill related to fiscal 2004 acquisition	—	—	—	9.3	—	9.3
Divestiture-related goodwill	(80.4)	(24.5)	—	(4.2)	—	(109.1)
Foreign currency translation	182.8	53.4	9.8	107.2	5.8	359.0

Balance at March 31, 2004	$8,213.5	$7,627.0	$6,416.2	$3,191.9	$723.0	$26,171.6

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	At March 31, 2004			At September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,473.0	$1,893.5	12 years	$4,413.7	$1,737.9	12 years
Intellectual property	3,665.8	814.5	24 years	3,608.6	692.7	23 years
Other	241.7	63.4	27 years	260.6	62.3	27 years

Total	$8,380.5	$2,771.4	17 years	$8,282.9	$2,492.9	18 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        As of March 31, 2004 and September 30, 2003, the Company had $154.1 million and $153.9 million, respectively, of intellectual property, consisting primarily of trademarks acquired from Sensormatic, not subject to amortization. At both March 31, 2004 and September 30, 2003, the Company had $28.3 million of other intangible assets that are not subject to amortization.

        Intangible asset amortization expense for the quarters ended March 31, 2004 and 2003 was $175.3 million and $199.9 million, respectively. Intangible asset amortization expense for the six months ended March 31, 2004 and 2003 was $350.7 million and $368.8 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $700 million for fiscal 2005, $600 million for fiscal 2006, $550 million for fiscal 2007, $500 million for fiscal 2008, and $450 million for fiscal 2009.

9.    Debt

        Debt is as follows(1) ($ in millions):

	March 31, 2004	September 30, 2003
6.0% notes due 2003	$—	$72.8
5.875% public notes due 2004(5)	400.0	400.0
4.375% Euro denominated notes due 2004(5)	606.9	573.4
6.375% public notes due 2005	749.5	749.3
6.75% notes due 2005	76.7	76.7
6.375% public notes due 2006	998.8	998.5
Variable rate unsecured revolving credit facility due 2006(2)	125.0	2,000.0
5.8% public notes due 2006	699.3	696.8
6.125% Euro denominated public notes due 2007	727.0	686.7
6.5% notes due 2007	99.5	99.5
2.75% convertible senior debentures due 2018 with a 2008 put option	3,000.0	3,000.0
6.125% public notes due 2008	398.6	398.5
8.2% notes due 2008	388.9	388.8
5.50% Euro denominated notes due 2008	830.0	784.1
6.125% public notes due 2009	398.2	398.0
Zero coupon convertible subordinated debentures due 2010	23.6	27.0
6.75% public notes due 2011	998.5	998.4
6.375% public notes due 2011	1,499.7	1,499.6
6.50% British pound denominated public notes due 2011	362.5	330.5
6.0% notes due 2013(3)	995.9	—
7.0% debentures due 2013	86.3	86.3
3.125% convertible senior debentures due 2023 with a 2015 put option	1,500.0	1,500.0
Zero coupon convertible senior debentures due 2020(4)	1.7	2,476.5
Zero coupon convertible senior debentures due 2021	0.7	0.7
7.0% public notes due 2028	497.1	497.0
6.875% public notes due 2029	789.3	789.1
6.50% British pound denominated public notes due 2031	515.9	470.4
Other(5)	944.8	970.5

Total debt	17,714.4	20,969.1
Less current portion	1,285.1	2,718.4

Long-term debt	$16,429.3	$18,250.7

(1)
Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2)
In December 2003, Tyco International Group S.A. ("TIG") entered into a $1.0 billion 364-day revolving bank credit facility which includes a one year term-out option and a $1.5 billion 3-year revolving bank credit facility. As of March 31, 2004, $125.0 million had been drawn under the 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006.

(3)
In November 2003, TIG issued $1.0 billion 6% Notes due 2013 in a private placement offering. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $987.7 million were used to repay a portion of the $2.0 billion outstanding under the 5-year revolving credit facility due 2006. These Notes have been exchanged for registered Notes with substantially identical terms in an exchange offer that expired on May 3, 2004.

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

(5)
These instruments, plus $278.2 million of the amount shown as other, comprise the current portion of long-term debt as of March 31, 2004.

        Our bank credit agreements contain a number of financial covenants, such as debt to earnings before interest, taxes, depreciation, and amortization ratio; minimum levels of net worth; and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to our operations.

10.    Commitments and Contingencies

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2003.

        The Company has obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of March 31, 2004 and September 30, 2003, $17.6 million and $10.4 million, respectively, has been accrued for this obligation based on an estimate of the fair value of the vessels resulting from a third-party valuation.

        At March 31, 2004, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million was not accrued at March 31, 2004, as the outcome of this contingency cannot be reasonably determined.

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

In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, annual results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in our Fire and Security segment received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As disclosed in our restated financial statements filed on Form 10-K/A and Form 10-Q/A on July 29, 2003, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

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

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), subsidiaries of Tyco, are parties to a consolidated patent infringement action against Masimo Corporation ("Masimo"), et al., in the United States District Court for the Central District of California, in which Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in this action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement. The trial court may, in its discretion, treble the damages awarded to Masimo by the jury for willful infringement. Nellcor will challenge the jury's decisions in post-trial motions, and, if necessary, will appeal to the Court of Appeals for the Federal Circuit. The Company has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's consolidated financial statements with respect to this damage award.

        Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, subsidiaries of Tyco, are defendants in a separate lawsuit brought by Masimo also pending in the United States District Court for the Central District of California. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. The trial is scheduled to begin on June 1, 2004. At this time, we cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that we will be required to pay an award of damages in the antitrust lawsuit.

        U.S. Surgical Corp., a subsidiary of Tyco, is the defendant in a patent infringement lawsuit brought by Applied Medical Resources Corp. ("Applied Medical") in U.S. District Court for the Central District of California. In February 2003, the court held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The U.S. Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling is currently scheduled for July 13, 2004. Based on the parties respective positions, damages could range from approximately $23 million to $69 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical Corp., a subsidiary of Tyco, in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. Trial is currently scheduled to commence in March 2005. At this time, we cannot predict the outcome of this patent infringement case and, therefore, it is not possible to estimate the amount of loss or range of potential losses that might result from an adverse judgment or settlement in this matter.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, annual results of operations or cash flows.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with fiscal 2003 revenue of $24 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiry. We do not believe this matter will have a material adverse effect on our financial position, annual results of operations or cash flows.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 31, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $150 million to $455 million. As of March 31, 2004, Tyco concluded that the best probable estimate within this range is approximately $271 million, of which $49 million is included in accrued expenses and other current liabilities and $222 million is included in other long-term liabilities on our Consolidated Balance Sheet. In view of the Company's financial position and accruals for environmental matters of $271 million, the Company has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, annual results of operations or cash flows.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of March 31, 2004, there were approximately 13,500 asbestos liability cases pending against us and our subsidiaries.

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

11.    Retirement Plans

        The net periodic pension cost for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

	U.S. Plans
	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$6.4	$6.4	$12.8	$12.8
Interest cost	32.3	32.7	64.6	65.4
Expected return on plan assets	(28.4)	(24.8)	(56.8)	(49.6)
Recognition of initial net asset	(0.2)	(0.2)	(0.4)	(0.4)
Recognition of prior service cost	0.7	0.7	1.4	1.4
Recognition of net actuarial loss	11.7	9.8	23.4	19.6
Curtailment/settlement loss	—	2.4	—	4.8

Net periodic benefit cost	$22.5	$27.0	$45.0	$54.0

	Non-U.S. Plans
	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$24.3	$21.2	$48.6	$42.4
Interest cost	28.8	25.3	57.6	50.6
Expected return on plan assets	(20.0)	(18.7)	(40.0)	(37.4)
Recognition of initial net obligation	0.1	0.1	0.2	0.2
Recognition of prior service cost	0.2	0.3	0.4	0.6
Recognition of net actuarial loss	12.0	10.8	24.0	21.6
Curtailment/settlement loss	0.8	2.2	1.6	4.4
Cost of special termination benefits	—	0.3	—	0.6

Net periodic benefit cost	$46.2	$41.5	$92.4	$83.0

        Net periodic postretirement benefit cost reflects the following components ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$0.6	$0.5	$1.2	$1.0
Interest cost	5.3	5.9	10.6	11.8
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognition of prior service credit	(1.2)	(0.8)	(2.4)	(1.6)
Recognition of net actuarial loss	2.0	1.8	4.0	3.6
Curtailment/settlement gain	—	(0.6)	—	(1.2)

Net periodic benefit cost	$6.6	$6.7	$13.2	$13.4

12.    Comprehensive Income

        Total comprehensive income and its components are as follows ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$782.4	$124.3	$1,501.6	$710.2
Unrealized (loss) gain on securities, net of tax	(0.6)	(1.4)	1.6	(2.8)
Changes in fair values of derivatives qualifying as cash flow hedges	(1.8)	(0.3)	0.1	(2.1)
Foreign currency translation adjustments	(75.6)	187.6	681.8	637.9

Total comprehensive income	$704.4	$310.2	$2,185.1	$1,343.2

13.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions):

	March 31, 2004	September 30, 2003
Purchased materials and manufactured parts	$1,153.7	$1,095.3
Work in process	1,009.9	942.7
Finished goods	2,299.1	2,254.2

Inventories	$4,462.7	$4,292.2

Short-term investments	$21.0	$51.4
Short-term investments (restricted)	425.0	424.9
Contracts in process	393.5	387.2
Prepaid expenses and other	1,214.8	1,185.3

Other current assets	$2,054.3	$2,048.8

Land	$580.4	$563.7
Buildings	2,869.9	2,810.1
Subscriber systems	4,854.7	4,930.5
Machinery and equipment	10,264.9	10,146.5
Leasehold improvements	368.5	362.7
Construction in progress	588.5	550.0
Accumulated depreciation	(9,558.2)	(9,063.7)

Property, plant and equipment, net	$9,968.7	$10,299.8

	March 31, 2004	September 30, 2003
Non-current restricted cash	$155.8	$303.0
Long-term investments	209.5	162.1
Long-term investments (restricted)	51.9	45.3
Non-current portion of deferred income taxes	2,144.5	2,157.0
Other	1,812.3	1,609.6

Other assets	$4,374.0	$4,277.0

Accrued payroll and payroll related costs (including bonuses)	$800.1	$861.8
Contracts in process—billings in excess of cost	327.9	327.6
Current portion of deferred income taxes	51.7	27.9
Accrued expenses and other	3,117.5	3,109.4

Accrued expenses and other current liabilities	$4,297.2	$4,326.7

Deferred revenue—non-current portion	$1,143.9	$1,192.2
Deferred income taxes	1,470.3	1,554.7
Other	5,538.6	5,492.8

Other long-term liabilities	$8,152.8	$8,239.7

14.    Supplementary Cash Flow Information

	For the Six Months Ended March 31,
	2004	2003
Net repayments of short-term debt	$(2,626.4)	$(7,048.0)
Proceeds from issuance of long-term debt	2,225.0	4,387.5
Repayments of long-term debt	(3,125.0)	—

	$(3,526.4)	$(2,660.5)

15.    Guarantees

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

Management does not believe that these uncertainties would have a material adverse effect on the Company's financial position, annual results of operations or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 for a discussion of these liabilities.

        Due to the Company's exiting of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position, annual results of operations or cash flows.

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

        Following is a roll forward of the Company's warranty accrual for the quarter and six months ended March 31, 2004 ($ in millions).

	For the Quarter Ended March 31, 2004	For the Six Months Ended March 31, 2004
Balance at beginning of period	$365.7	$380.3
Accruals for warranties issued during the period	9.6	22.6
Changes in estimates related to pre-existing warranties	1.4	6.0
Settlements made	(35.7)	(72.3)
Additions due to acquisitions	(0.1)	0.1
Foreign currency translation	(1.0)	3.2

Balance at end of period	$339.9	$339.9

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

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended March 31, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,041.2	$—	$10,041.2
Cost of revenue	—	—	6,502.4	—	6,502.4
Selling, general and administrative expenses	19.6	(19.6)	2,150.0	—	2,150.0
Restructuring, impairment and other charges, net	—	—	51.8	—	51.8
Losses and impairments on divestitures	—	—	85.4	—	85.4

Operating (loss) income	(19.6)	19.6	1,251.6	—	1,251.6
Interest income	0.1	2.5	11.5	—	14.1
Interest expense	—	(197.2)	(28.9)	—	(226.1)
Other income, net	—	—	5.9	—	5.9
Equity in net income of subsidiaries	1,115.4	678.2	—	(1,793.6)	—
Intercompany interest and fees	(313.5)	187.5	126.0	—	—

Income before income taxes and minority interest	782.4	690.6	1,366.1	(1,793.6)	1,045.5
Income taxes	—	—	(258.2)	—	(258.2)
Minority interest	—	—	(4.9)	—	(4.9)

Net income	$782.4	$690.6	$1,103.0	$(1,793.6)	$782.4

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$8,988.5	$—	$8,988.5
Cost of revenue	—	—	5,855.5	—	5,855.5
Selling, general and administrative expenses	101.3	0.3	2,368.7	—	2,470.3
Restructuring, impairment and other (credits) charges, net	—	(0.1)	27.7	—	27.6

Operating (loss) income	(101.3)	(0.2)	736.6	—	635.1
Interest income	0.4	8.6	12.8	—	21.8
Interest expense	(11.2)	(255.9)	(32.7)	—	(299.8)
Other income (expense), net	22.9	(8.7)	(75.6)	—	(61.4)
Equity in net income of subsidiaries	349.4	89.2	—	(438.6)	—
Intercompany interest and fees	(135.9)	256.4	(120.5)	—	—

Income before income taxes and minority interest	124.3	89.4	520.6	(438.6)	295.7
Income taxes	—	(0.1)	(170.3)	—	(170.4)
Minority interest	—	—	(1.0)	—	(1.0)

Net income	$124.3	$89.3	$349.3	$(438.6)	$124.3

CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$19,920.9	$—	$19,920.9
Cost of revenue	—	—	12,907.4	—	12,907.4
Selling, general and administrative expenses	31.0	(20.9)	4,348.6	—	4,358.7
Restructuring, impairment and other charges, net	—	—	80.2	—	80.2
Losses and impairments on divestitures	—	—	85.4	—	85.4

Operating (loss) income	(31.0)	20.9	2,499.3	—	2,489.2
Interest income	0.3	15.3	24.3	—	39.9
Interest expense	(4.7)	(424.5)	(62.1)	—	(491.3)
Other (expense) income, net	—	(4.8)	3.0	—	(1.8)
Equity in net income of subsidiaries	2,152.4	1,242.7	—	(3,395.1)	—
Intercompany interest and fees	(615.4)	407.2	208.2	—	—

Income before income taxes and minority interest	1,501.6	1,256.8	2,672.7	(3,395.1)	2,036.0
Income taxes	—	—	(526.1)	—	(526.1)
Minority interest	—	—	(8.3)	—	(8.3)

Net income	$1,501.6	$1,256.8	$2,138.3	$(3,395.1)	$1,501.6

CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$17,915.9	$—	$17,915.9
Cost of revenue	—	—	11,587.5	—	11,587.5
Selling, general and administrative expenses	124.8	1.0	4,493.1	—	4,618.9
Restructuring, impairment and other (credits) charges, net	—	(0.1)	24.2	—	24.1

Operating (loss) income	(124.8)	(0.9)	1,811.1	—	1,685.4
Interest income	0.5	20.4	26.7	—	47.6
Interest expense	(24.4)	(521.3)	(43.1)	—	(588.8)
Other income (expense), net	22.9	(7.3)	(75.6)	—	(60.0)
Equity in net income of subsidiaries	1,107.1	398.3	—	(1,505.4)	—
Intercompany interest and fees	(271.1)	509.3	(238.2)	—	—

Income from continuing operations before income taxes and minority interest	710.2	398.5	1,480.9	(1,505.4)	1,084.2
Income taxes	—	(0.1)	(392.2)	—	(392.3)
Minority interest	—	—	(1.7)	—	(1.7)

Income from continuing operations	710.2	398.4	1,087.0	(1,505.4)	690.2
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Net income	$710.2	$398.4	$1,107.0	$(1,505.4)	$710.2

CONSOLIDATING BALANCE SHEET
March 31, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$5.9	$1,159.0	$1,938.4	$—	$3,103.3
Restricted cash	—	—	82.3	—	82.3
Accounts receivable, net	1.6	—	5,975.4	—	5,977.0
Inventories	—	—	4,462.7	—	4,462.7
Intercompany receivables	196.2	688.7	9,348.4	(10,233.3)	—
Other current assets	1.1	435.0	2,386.1	—	2,822.2

Total current assets	204.8	2,282.7	24,193.3	(10,233.3)	16,447.5
Property, Plant and Equipment, Net	0.5	0.2	9,968.0	—	9,968.7
Goodwill	—	0.7	26,170.9	—	26,171.6
Intangible Assets, Net	—	—	5,609.1	—	5,609.1
Investment in Subsidiaries	55,287.5	44,499.8	—	(99,787.3)	—
Intercompany Loans Receivable	—	19,262.7	23,055.4	(42,318.1)	—
Other Assets	23.5	514.1	3,836.4	—	4,374.0

Total Assets	$55,516.3	$66,560.2	$92,833.1	$(152,338.7)	$62,570.9

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,006.9	$278.2	$—	$1,285.1
Accounts payable	5.2	0.1	2,772.2	—	2,777.5
Accrued expenses and other current liabilities	35.8	239.0	4,022.4	—	4,297.2
Intercompany payables	8,082.1	1,266.3	884.9	(10,233.3)	—
Deferred revenue	—	—	840.9	—	840.9

Total current liabilities	8,123.1	2,512.3	8,798.6	(10,233.3)	9,200.7
Long-Term Debt	1.6	15,236.0	1,191.7	—	16,429.3
Intercompany Loans Payable	18,615.0	4,440.4	19,262.7	(42,318.1)	—
Other Long-Term Liabilities	56.0	—	8,096.8	—	8,152.8

Total Liabilities	26,795.7	22,188.7	37,349.8	(52,551.4)	33,782.8
Minority Interest	—	—	67.5	—	67.5
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	404.5	—	(3.6)	—	400.9
Other shareholders' equity	28,316.1	44,371.5	50,739.4	(95,107.3)	28,319.7

Total Shareholders' Equity	28,720.6	44,371.5	55,415.8	(99,787.3)	28,720.6

Total Liabilities and Shareholders' Equity	$55,516.3	$66,560.2	$92,833.1	$(152,338.7)	$62,570.9

CONSOLIDATING BALANCE SHEET
September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$47.0	$2,281.9	$1,857.8	$—	$4,186.7
Restricted cash	—	65.0	76.8	—	141.8
Accounts receivable, net	—	—	5,714.8	—	5,714.8
Inventories	—	—	4,292.2	—	4,292.2
Intercompany receivables	111.0	442.7	6,091.8	(6,645.5)	—
Other current assets	—	431.2	2,472.8	—	2,904.0

Total current assets	158.0	3,220.8	20,506.2	(6,645.5)	17,239.5
Property, Plant and Equipment, Net	0.5	0.2	10,299.1	—	10,299.8
Goodwill	—	0.7	25,938.0	—	25,938.7
Intangible Assets, Net	—	—	5,790.0	—	5,790.0
Investment in Subsidiaries	52,327.9	42,726.9	—	(95,054.8)	—
Intercompany Loans Receivable	218.3	19,704.8	24,168.2	(44,091.3)	—
Other Assets	23.4	502.2	3,751.4	—	4,277.0

Total Assets	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,476.5	$—	$241.9	$—	$2,718.4
Accounts payable	1.3	0.4	2,715.0	—	2,716.7
Accrued expenses and other current liabilities	50.8	271.3	4,004.6	—	4,326.7
Intercompany payables	5,162.4	929.4	553.7	(6,645.5)	—
Deferred revenue	—	—	810.5	—	810.5

Total current liabilities	7,691.0	1,201.1	8,325.7	(6,645.5)	10,572.3
Long-Term Debt	—	16,816.7	1,434.0	—	18,250.7
Intercompany Loans Payable	18,615.0	5,553.2	19,923.1	(44,091.3)	—
Other Long-Term Liabilities	53.1	—	8,186.6	—	8,239.7

Total Liabilities	26,359.1	23,571.0	37,869.4	(50,736.8)	37,062.7
Minority Interest	—	—	113.3	—	113.3
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.8	—	(4.2)	—	399.6
Other shareholders' equity	25,965.2	42,584.6	47,794.4	(90,374.8)	25,969.4

Total Shareholders' Equity	26,369.0	42,584.6	52,470.2	(95,054.8)	26,369.0

Total Liabilities and Shareholders' Equity	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,270.2	$218.7	$311.0	$—	$2,799.9

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(438.1)	—	(438.1)
Acquisition of businesses, net of cash acquired	—	—	(13.6)	—	(13.6)
Acquisition of customer accounts (ADT dealer program)	—	—	(130.6)	—	(130.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(72.0)	—	(72.0)
Disposal of businesses, net of cash retained by businesses sold	—	—	98.5	—	98.5
Net (purchase) sale of short-term investments	—	(5.4)	17.7	—	12.3
Net purchase of long-term investments	—	—	(29.4)	—	(29.4)
Net decrease (increase) in intercompany loans	218.3	(638.5)	—	420.2	—
Net increase in investment in subsidiaries	—	(0.1)	—	0.1	—
Decrease (increase) in current and non-current restricted cash	—	202.2	(11.0)	—	191.2
Other	—	—	5.6	—	5.6

Net cash provided by (used in) investing activities	218.3	(441.8)	(572.9)	420.3	(376.1)

Cash Flows From Financing Activities:
Net repayments of debt	(2,479.6)	(899.8)	(147.0)	—	(3,526.4)
Proceeds from exercise of options	—	—	58.8	—	58.8
Dividends paid	(50.0)	—	—	—	(50.0)
Net financing from parent	—	—	420.2	(420.2)	—
Net capital contributions from parent	—	—	0.1	(0.1)	—
Other	—	—	(20.3)	—	(20.3)

Net cash (used in) provided by financing activities	(2,529.6)	(899.8)	311.8	(420.3)	(3,537.9)

Effect of foreign currency translation on cash	—	—	30.7	—	30.7
Net (decrease) increase in cash and cash equivalents	(41.1)	(1,122.9)	80.6	—	(1,083.4)
Cash and cash equivalents at beginning of period	47.0	2,281.9	1,857.8	—	4,186.7

Cash and cash equivalents at end of period	$5.9	$1,159.0	$1,938.4	$—	$3,103.3

CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended March 31, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities from continuing operations	$1,303.5	$41.6	$761.5	$—	$2,106.6
Net cash provided by operating activities from discontinued operations	—	—	20.0	—	20.0

Net cash provided by operating activities	1,303.5	41.6	781.5	—	2,126.6

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(566.1)	—	(566.1)
Construction of Tyco Global Network	—	—	(89.0)	—	(89.0)
Acquisition of businesses, net of cash acquired	—	—	(34.6)	—	(34.6)
Acquisition of customer accounts (ADT dealer program)	—	—	(358.3)	—	(358.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(189.5)	—	(189.5)
Disposal of businesses	—	—	5.4	—	5.4
Net purchase of short-term investments	—	(278.1)	—	—	(278.1)
Net sale of long-term investments	0.1	—	54.4	—	54.5
Net increase in intercompany loans	—	(13.9)	—	13.9	—
Net increase in investment in subsidiaries	(2.4)	—	—	2.4	—
Increase in current and noncurrent restricted cash	—	(264.1)	(46.6)	—	(310.7)
Other	—	—	81.4	—	81.4

Net cash used in investing activities	(2.3)	(556.1)	(1,142.9)	16.3	(1,685.0)

Cash Flows From Financing Activities:
Net repayments of debt	(1,062.8)	(1,488.4)	(109.3)	—	(2,660.5)
Proceeds from exercise of options	—	—	2.6	—	2.6
Dividends paid	(50.4)	—	—	—	(50.4)
Net financing from parent	—	—	13.9	(13.9)	—
Net capital contributions from parent	—	—	2.4	(2.4)	—
Other	—	—	(5.4)	—	(5.4)

Net cash used in financing activities	(1,113.2)	(1,488.4)	(95.8)	(16.3)	(2,713.7)

Effect of foreign currency translation on cash	—	—	51.6	—	51.6
Net increase (decrease) in cash and cash equivalents	188.0	(2,002.9)	(405.6)	—	(2,220.5)
Cash and cash equivalents at beginning of period	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of period	$225.6	$967.8	$2,771.8	$—	$3,965.2

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

Overview

        Net revenue increased 11.7% during the quarter ended March 31, 2004 to $10,041.2 million from $8,988.5 million in the quarter ended March 31, 2003. Tyco had income from continuing operations of $782.4 million for the quarter ended March 31, 2004, up from $124.3 million in the quarter ended March 31, 2003. Operating income for the quarter ended March 31, 2004 included net charges totaling $137.7 million, consisting of losses and impairment on divestitures totaling $85.4 million, net restructuring and other charges of $36.3 million, of which a charge of $0.5 million is included in cost of sales, and charges for the impairment of long-lived assets of $16.0 million. Operating income for the quarter ended March 31, 2003 included net charges totaling $557.2 million, consisting of charges recorded for changes in estimates of $388.7 million resulting from the Company's intensified internal audits and detailed controls and operating reviews, a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance, and a charge of $77.0 million related to the impairment of intangible assets.

        Net revenue increased 11.2% during the six months ended March 31, 2004 to $19,920.9 million from $17,915.9 million in the six months ended March 31, 2003. Tyco had income from continuing operations of $1,501.6 million for the six months ended March 31, 2004, up from $690.2 million in the six months ended March 31, 2003. Operating income for the six months ended March 31, 2004 included net charges totaling $166.2 million, consisting of losses and impairment on divestitures totaling $85.4 million, net restructuring and other charges of $41.7 million, of which a charge of $0.6 million is included in cost of sales, and charges for the impairment of long-lived assets of $39.1 million. Operating income for the six months ended March 31, 2003 included net charges totaling $553.7 million, consisting of charges recorded for changes in estimates of $388.7 million resulting from the Company's intensified internal audits and detailed controls and operating reviews, a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance, charge of $77.0 million related to the impairment of intangible assets, and restructuring credits of $3.5 million.

        The following table details net revenue and earnings for the quarters and six months ended March 31, 2004 and 2003 ($ in millions):

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Revenue from product sales	$7,953.2	$7,207.9	$15,761.8	$14,366.1
Service revenue	2,088.0	1,780.6	4,159.1	3,549.8

Net revenue	$10,041.2	$8,988.5	$19,920.9	$17,915.9

Operating income	$1,251.6	$635.1	$2,489.2	$1,685.4
Interest income	14.1	21.8	39.9	47.6
Interest expense	(226.1)	(299.8)	(491.3)	(588.8)
Other income (expense), net	5.9	(61.4)	(1.8)	(60.0)

Income from continuing operations before income taxes and minority interest	1,045.5	295.7	2,036.0	1,084.2
Income taxes	(258.2)	(170.4)	(526.1)	(392.3)
Minority interest	(4.9)	(1.0)	(8.3)	(1.7)

Income from continuing operations	782.4	124.3	1,501.6	690.2
Income from discontinued operations of Tyco Capital, net of $0 tax	—	—	—	20.0

Net income	$782.4	$124.3	$1,501.6	$710.2

        For the quarter ended March 31, 2004, net revenue increased at each segment, except Plastics and Adhesives. Operating income for the quarter ended March 31, 2004 was $1,251.6 million as compared to $635.1 million for the quarter ended March 31, 2003. The increase in operating income and margins at Fire and Security, Healthcare and Engineered Products and Services, in the aggregate, exceeded the decrease in operating income and margins in our Plastics and Adhesives and Electronics segments, resulting in an overall increase in operating income. The effect of changes in foreign currency exchange rates for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was an increase in net revenue of $571.8 million, primarily in the Fire and Security and Electronics segments and, to a lesser extent, in the Healthcare and Engineered Products and Services segments. The effect of changes in foreign currency exchange rates on operating income during the quarter was an increase of $88.9 million, primarily in the Electronics and Healthcare segments.

        For the six months ended March 31, 2004, net revenue increased at each segment, except Plastics and Adhesives. Operating income for the six months ended March 31, 2004 was $2,489.2 million as compared to $1,685.4 million for the six months ended March 31, 2003. Operating income and margins increased at each segment, except Plastics and Adhesives. Foreign currency exchange rates for the six months ended March 31, 2004 compared to the six months ended March 31, 2003 contributed to an increase in net revenue of $1,153.8 million, primarily in the Fire and Security and Electronics segments and, to a lesser extent, in the Healthcare and Engineered Products and Services segments. Foreign currency exchange rates during the six months contributed to an increase in operating income of $138.1 million, primarily in the Electronics and Healthcare segments partially offset by a decrease in Corporate and Other.

        We expect net revenue and operating income to continue to increase during the next quarter primarily as a result of our continued focus on increasing growth in Tyco's existing businesses, the timing of backlog executions, and cost-cutting initiatives implemented in prior periods.

        Additionally, Tyco is continuing to pursue the divestiture of some non-core businesses. As part of this divestiture program, Tyco intends to sell the TGN, its undersea fiber optic telecommunications network, which was written down to its net realizable value during the fourth quarter of fiscal 2003. The remaining businesses being considered for sale had combined annualized revenue of approximately $2.0 billion in fiscal 2003, which represents about 6% of the Company's annual net revenue. Measured on the basis of revenue, more than half of the businesses are in the Fire and Security segment. We expect our assessment of potential divestitures to accelerate during the remainder of fiscal 2004 and based on such assessments, as well as development in potential transactions, we may be required to take future charges with respect to these businesses considered for disposition.

        During the quarter and six months ended March 31, 2004, we made progress with respect to the comprehensive cost reduction program that began in fiscal 2003. Restructuring activities during the quarter and six months are discussed within the segment data below. While the program is still in the early stages of execution, we expect increased activity during the remainder of fiscal 2004.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Revenue and Operating Income and Margins

Fire and Security

        The following table sets forth revenue and operating income and margins for the Fire and Security segment ($ in millions):

	For the Quarters Ended March 31,
	2004	2003
Revenue from product sales	$1,364.0	$1,242.5
Service revenue	1,623.8	1,527.1

Net revenue	$2,987.8	$2,769.6

Operating income (loss)	$219.7	$(178.4)
Operating margins	7.4%	(6.4)%

        Net revenue for the Fire and Security segment increased 7.9% in the quarter ended March 31, 2004 over the quarter ended March 31, 2003, consisting of a 9.8% increase in product revenue and a 6.3% increase in service revenue. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates ($198.4 million).

        Operating income and margins significantly increased in the quarter ended March 31, 2004 over the same period in the prior year due to charges of $351.9 million which were recorded during the quarter ended March 31, 2003. The $351.9 million includes net charges of $274.9 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed last fiscal year and a $77.0 million charge primarily related to the impairment of intangible assets in two geographic regions associated with the ADT dealer program.

        To a lesser extent, the increase in operating income and margins was due to improvements within worldwide security related primarily to the combined impact of a stronger retailer market environment and continued cost reductions. Also contributing to the increase was an increase at Continental Europe Security as a result of continued cost savings initiatives and a changing business model whereby customers are of a higher credit rating and improved manufacturing efficiencies at Tyco Safety Products. The manufacturing efficiencies and cost reductions partly reflect the benefits of the restructuring activities described below. These increases were partially offset by net restructuring, impairment and divestiture charges totaling $63.4 million, substantially all of which is associated with the comprehensive cost reduction measures that began during fiscal 2003. In addition, operating income at Worldwide Fire Services decreased due to lower volume and increased product liability insurance costs as compared to the prior year quarter.

        Attrition rates for customers in our global electronic security services business increased slightly to an average of 15.9% on a trailing twelve-month basis as of March 31, 2004, as compared to 15.7% as of December 31, 2003.

Electronics

        The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

	For the Quarters Ended March 31,
	2004	2003
Revenue from product sales	$2,734.9	$2,429.1
Service revenue	111.2	109.0

Net revenue	$2,846.1	$2,538.1

Operating income	$380.3	$395.0
Operating margins	13.4%	15.6%

        Net revenue for the Electronics segment increased 12.1% in the quarter ended March 31, 2004 over the quarter ended March 31, 2003. The increase in net revenue was primarily a result of favorable changes in foreign currency exchange rates ($176.3 million) and growth in our existing businesses within all markets except for the telecommunication service providers and commercial construction markets, which continued to experience softness in demand.

        Operating income and margins decreased over the prior year period due to net restructuring and divestiture costs totaling $34.9 million. These charges consist of $43.6 million related to losses and impairment on divestitures, offset by $8.7 million of net credits for changes in estimates of severance, facility-related charges, and distributor and supplier cancellation fees recorded in prior periods. Operating income in the quarter ended March 31, 2003 includes a net credit of $30.3 million, consisting of net restructuring and other credits of $59.1 million, of which $12.9 million has been included in cost of sales, due to completion of restructuring actions for less than originally anticipated. Offsetting these credits are charges totaling $28.8 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year. The decrease in operating income was partially offset by the increase in revenue discussed above.

Healthcare

        The following table sets forth revenue and operating income and margins for the Healthcare segment ($ in millions):

	For the Quarters Ended March 31,
	2004	2003
Revenue from product sales	$2,266.7	$2,082.1
Service revenue	17.1	16.7

Net revenue	$2,283.8	$2,098.8

Operating income	$580.6	$513.6
Operating margins	25.4%	24.5%

        Net revenue for the Healthcare segment increased 8.8% in the quarter ended March 31, 2004 over the quarter ended March 31, 2003. The increase in net revenue resulted primarily from favorable foreign currency exchange rates ($96.9 million) and growth in our existing businesses. Growth in Healthcare's underlying businesses was primarily within the Medical Devices and Supplies and the Pharmaceuticals business units due to higher volume. The increase at Medical Devices and Supplies was largely driven by higher sales volume within the Medical division resulting primarily from new SharpSafety product launches and gain in market share within the wound care market. Also contributing to the increase at Medical Devices and Supplies was higher sales at our International division, particularly in Europe, and to a lesser extent, the Asia Pacific region and Latin America.

        The 13.0% increase in operating income and the 0.9 percentage point increase in margins in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 were due primarily to the increased sales discussed above, favorable manufacturing variances and improved product mix. Operating income and margins for the quarter ended March 31, 2004 include net restructuring and impairment charges of $1.6 million. Operating income for the quarter ended March 31, 2003 included a net charge of $7.8 million, consisting primarily of charges of $11.7 million related to asset reserves for inventory and restructuring credits of $4.6 million. These charges were recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year.

Engineered Products and Services

        The following table sets forth revenue and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Quarters Ended March 31,
	2004	2003
Revenue from product sales	$1,112.9	$965.7
Service revenue	333.7	125.4

Net revenue	$1,446.6	$1,091.1

Operating income	$123.0	$72.1
Operating margins	8.5%	6.6%

        Net revenue for the Engineered Products and Services segment increased $355.5 million or 32.6% in the quarter ended March 31, 2004 over the quarter ended March 31, 2003, of which $168.8 million or 15.5% represents the impact of certain sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Infrastructure Services. Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting these sub-contract costs in both revenue and cost of revenue for Infrastructure Services. The Company has not adjusted revenue or cost of revenue for the quarter and six months ended March 31, 2003 because such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income or cash flow. In addition, $9.4 million of the increase in revenue relates to revenue which resulted from the consolidation under FIN 46 of several joint ventures in Infrastructure Services.

        The remaining increase in net revenue resulted primarily from favorable foreign currency exchange rates ($91.9 million) and increased demand and higher selling prices as a result of increased raw material costs at Electrical & Metal Products in North America. Also contributing to the increase, although to a lesser extent, were improved levels of activity in North America at Infrastructure Services and sales increases at Fire & Building Products due primarily to a slightly improved commercial construction market and an increase in market share. Revenue for the segment was negatively impacted by continued weak non-residential construction markets at Flow Control in North America and continued low levels of capital spending, specifically from state and local governments and industrial customers.

        The increases in operating income and margins in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 were due to the increased sales volume and higher selling prices discussed above and the impact of cost reduction programs. These increases were partially offset by restructuring and divestiture charges of $8.2 million included in the quarter ended March 31, 2004. The revenue reclassification at Infrastructure Services in the current quarter had no impact on operating income; however, this adjustment lowered operating margins for the current quarter by 1.1 percentage points. Operating income in the quarter ended March 31, 2003 includes charges of $33.1 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed in the prior fiscal year.

Plastics and Adhesives

        The following table sets forth revenue and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Quarters Ended March 31,
	2004	2003
Revenue from product sales	$470.1	$488.5
Operating income	$9.9	$41.9
Operating margins	2.1%	8.6%

        Net revenue at Tyco Plastics and Adhesives decreased 3.8% in the quarter ended March 31, 2004 over the quarter ended March 31, 2003 primarily due to higher than normal sales volume of plastic sheeting and duct tape in the prior year quarter due to the heightened level of national security and declines at the hanger business within A&E Products. These decreases were partially offset by the favorable impact of foreign currency exchange rates of $8.3 million.

        The decreases in operating income and operating margins in the quarter ended March 31, 2004 over the quarter ended March 31, 2003 were primarily due to net restructuring and impairment charges incurred during the current quarter totaling $27.5 million associated with the closure of 18 facilities. Lower sales volume discussed above and margin declines at A&E also contributed to the decreases. Operating income in the quarter ended March 31, 2003 includes a net charge of $5.2 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed in the prior fiscal year.

Corporate and Other

        Corporate revenue of $6.8 million and $2.4 million in the quarters ended March 31, 2004 and 2003, respectively, relates to the TGN business, which was classified as held for sale as of September 30, 2003. Corporate expenses were $61.9 million and $209.1 million in the quarters ended March 31, 2004 and 2003, respectively, which include operating losses of $13.6 million and $30.6 million in the quarters ended March 31, 2004 and 2003, respectively, related to the TGN business held for sale. Corporate expenses for the quarter ended March 31, 2003 also include charges of $105.0 million, consisting of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance, $19.9 million of charges related to changes in estimates primarily related to a severance accrual for certain terminated corporate employees, and a net restructuring credit of $6.4 million due to costs being less than anticipated, which is also a change in estimate. These changes in estimate were recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed last fiscal year.

Interest Income and Expense

        Interest income was $14.1 million in the quarter ended March 31, 2004 as compared to $21.8 million in the quarter ended March 31, 2003. Interest expense was $226.1 million in the quarter ended March 31, 2004 as compared to $299.8 million in the quarter ended March 31, 2003. The decrease in interest expense was due primarily to lower debt balances and the favorable impact of interest rate swaps executed to achieve an appropriate balance between fixed and floating rate debt obligations.

Other Expense, Net

        During the quarter ended March 31, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and $8.5 million of other expense related to a bank guarantee on behalf of an equity investee. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews, and are considered to be changes in estimates. Also, during the quarter ended March 31, 2003, the Company recorded other income from the early retirement of debt totaling $22.7 million.

Income Tax Expense

        Income tax expense was $258.2 million on pretax income of $1,045.5 million for the quarter ended March 31, 2004 as compared to income tax expense of $170.4 million on pretax income of $295.7 million for the quarter ended March 31, 2003. Our effective income tax rate was 24.7% and 57.6% during the quarters ended March 31, 2004 and 2003, respectively. The difference in the rate is primarily the result of increased profitability in operations outside of the U.S., a decrease in non-deductible charges and a retroactive adjustment to our non-U.S. tax rate as a result of a favorable ruling.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Revenue and Operating Income and Margins

Fire and Security

        The following table sets forth revenue and operating income and margins for the Fire and Security segment ($ in millions):

	For the Six Months Ended March 31,
	2004	2003
Revenue from product sales	$2,746.2	$2,511.7
Service revenue	3,203.7	3,017.2

Net revenue	$5,949.9	$5,528.9

Operating income	$471.3	$38.8
Operating margins	7.9%	0.7%

        Net revenue for the Fire and Security segment increased 7.6% in the six months ended March 31, 2004 over the six months ended March 31, 2003, consisting of a 9.3% increase in product revenue and a 6.2% increase in service revenue. The increase in net revenue was primarily due to favorable currency exchange rates ($393.0 million).

        Operating income and margins increased significantly in the six months ended March 31, 2004 over the same period in the prior year due to total charges of $351.9 million which were recorded during the six months ended March 31, 2003. The $351.9 million includes net charges of $274.9 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed last fiscal year and a $77.0 million charge primarily related to the impairment of intangible assets in two geographic regions associated with the ADT dealer program. To a lesser extent, the increase in operating income and margins was due to improvements within worldwide security related primarily to the combined impact of a stronger retailer market environment and cost reductions. Also contributing to the increase were improvements within Tyco Safety Products due primarily to improved manufacturing efficiencies and increased sales of breathing systems, access control equipment, and video surveillance to third parties and an increase at Continental Europe Security as a result of cost saving initiatives and a changing business model whereby customers are of a higher credit rating. The manufacturing efficiencies and cost reductions partly reflect the benefits of the restructuring activities described below. These increases were partially offset by a decrease in operating income at Worldwide Fire Services, primarily due to lower sales volume and increased product liability insurance costs as compared to the prior year period. Operating income for the six months ended March 31, 2004 also includes net restructuring, impairment and divestiture charges totaling $79.7 million, consisting primarily of restructuring, impairment and divestiture charges of $81.8 million, substantially all of which is associated with the comprehensive cost reduction measures that began during fiscal 2003.

        Attrition rates for customers in our global electronic security business as of March 31, 2004 remained level compared to September 30, 2003 at an average of 15.9% on a trailing twelve-month basis.

Electronics

        The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

	For the Six Months Ended March 31,
	2004	2003
Revenue from product sales	$5,458.4	$4,891.3
Service revenue	225.8	209.9

Net revenue	$5,684.2	$5,101.2

Operating income	$804.3	$717.8
Operating margins	14.1%	14.1%

        Net revenue for the Electronics segment increased 11.4% in the six months ended March 31, 2004 over the six months ended March 31, 2003, consisting of a 11.6% increase in product revenue and a 7.6% increase in service revenue. The increase in net revenue was primarily a result of favorable changes in foreign currency exchange rates ($364.4 million) and growth in our existing businesses within all markets except for the telecommunication service providers and commercial construction markets, which continued to experience softness in demand.

        Operating income increased 12.1% over the prior year, while margins remained level. The increase in operating income is primarily due to the increase in revenue discussed above and cost savings initiatives that were executed in fiscal 2003. Operating income for the six months ended March 31, 2004 includes net restructuring and divestiture costs totaling $14.8 million, of which $43.6 million related to charges resulting from divestitures. This charge was offset by $28.8 million of net restructuring credits related to changes in estimates of severance, facility-related charges, and distributor and supplier cancellation fees recorded in prior periods. Operating income in the six months ended March 31, 2003 includes a net credit of $30.3 million, consisting of net restructuring and other credits of $59.1 million, of which $12.9 million has been included in cost of sales, due to completion of restructuring actions for less than originally anticipated. Offsetting these credits are charges of $14.1 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed last fiscal year. Operating income for the six months ended March 31, 2003 also includes net restructuring credits of $2.5 million.

Healthcare

        The following table sets forth revenue and operating income and margins for the Healthcare segment ($ in millions):

	For the Six Months Ended March 31,
	2004	2003
Revenue from product sales	$4,428.5	$4,033.9
Service revenue	35.8	34.1

Net revenue	$4,464.3	$4,068.0

Operating income	$1,118.4	$956.7
Operating margins	25.1%	23.5%

        Net revenue for the Healthcare segment increased 9.7% in the six months ended March 31, 2004 over the six months ended March 31, 2003. The increase in net revenue resulted primarily from growth in our existing businesses and favorable foreign currency exchange rates ($192.2 million). Growth in Healthcare's underlying businesses was primarily a result of increased revenue within Medical Devices and Supplies, and to a lesser extent, increases at the Pharmaceuticals division due to higher volume. The increase within Medical Devices and Supplies was largely driven by increased sales volume at our International division, particularly in Europe, and to a lesser extent, the Asia Pacific region, Latin America and Japan, as well as at our Medical and Respiratory divisions. Increased sales volume within the Medical division resulted primarily from new SharpSafety product launches and increased market share within the wound care market.

        The 16.9% increase in operating income and the 1.6 percentage point increase in margins in the six months ended March 31, 2004 compared to the six months ended March 31, 2003 were due primarily to the favorable margin impact of the increased sales discussed above, improved product mix and a continued focus on maximizing operating efficiencies. Operating income and margins for the six months ended March 31, 2004 include net restructuring and other charges of $4.5 million. Operating income in the six months ended March 31, 2003 includes a net charge of $7.8 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year. Operating income in the six months ended March 31, 2003 also includes restructuring credits of $1.2 million.

Engineered Products and Services

        The following table sets forth revenue and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Six Months Ended March 31,
	2004	2003
Revenue from product sales	$2,198.9	$1,990.1
Service revenue	682.3	284.8

Net revenue	$2,881.2	$2,274.9

Operating income	$229.2	$193.1
Operating margins	8.0%	8.5%

        Net revenue for the Engineered Products and Services segment increased $606.3 million or 26.7% in the six months ended March 31, 2004 over the six months ended March 31, 2003, of which $347.9 million or 15.3% represents the impact of certain sub-contract costs and other costs previously treated as "pass through" to customers at Infrastructure Services discussed above. In addition, $18.0 million relates to revenue which resulted from the consolidation under FIN 46 of several joint ventures in Infrastructure Services. The remaining increase in net revenue resulted primarily from favorable foreign currency exchange rates ($188.8 million) and increased demand and higher selling prices as a result of increased raw material costs at Electrical & Metal Products in North America. Also contributing to the increase, although to a lesser extent, were improved levels of activity in North America at Infrastructure Services and sales increases at Fire & Building Products due primarily to a slightly improved commercial construction market and an increase in market share. These revenue increases were partially offset by a decrease in revenue at Flow Control resulting primarily from continued weak non-residential construction markets in certain geographic regions, the completion of a large thermal controls project during the quarter ended December 31, 2002, and continued low levels of capital spending, specifically from state and local governments and industrial customers.

        Operating income increased in the six months ended March 31, 2004 compared to the six months ended March 31, 2003 due to charges of $33.1 million recorded during the six months ended March 31, 2003 as compared to net restructuring and other charges of $9.4 million recorded during the six months ended March 31, 2004. The charges of $33.1 million were recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year. The remaining increase to operating income was due to increased sales. This increase was partially offset by increased pension expense and increased raw material costs in certain product lines. The revenue reclassification at Infrastructure Services discussed above had no impact on operating income for the six months ended March 31, 2004; however, this adjustment lowered operating margins for the six months ended March 31, 2004 by 1.0 percentage point.

Plastics and Adhesives

        The following table sets forth revenue and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Six Months Ended March 31,
	2004	2003
Revenue from product sales	$929.8	$939.1
Operating income	$20.6	$85.3
Operating margins	2.2%	9.1%

        Net revenue at Tyco Plastics and Adhesives decreased 1.0% in the six months ended March 31, 2004 over the six months ended March 31, 2003 primarily due to sales declines at A&E Products. Sales declines at Adhesives, most notably in Italy, also contributed to the decrease in revenue. These decreases were partially offset by an increase at Plastics primarily within the do-it-yourself, stretch and retail markets and the $15.4 million favorable impact of foreign currency exchange rates.

        The significant decreases in operating income and operating margins in the six months ended March 31, 2004 over the six months ended March 31, 2003 were primarily due to impairment and restructuring charges incurred during the current period totaling $57.9 million associated with the closure of 22 facilities. The decrease in revenue discussed above and margin declines at A&E due to lower volumes and pricing pressure also contributed to the decrease in operating income and margins. These decreases were slightly offset by margin improvements at Plastics, Ludlow Coated Products and North American Adhesives resulting primarily from ongoing productivity efforts. Operating income in the six months ended March 31, 2003 includes a net charge of $5.2 million, recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year.

Corporate and Other

        Corporate revenue of $11.5 million and $3.8 million in the six months ended March 31, 2004 and 2003, respectively, relates to the TGN business, which was classified as held for sale as of September 30, 2003. Corporate expenses were $154.6 million and $306.3 million in the six months ended March 31, 2004 and 2003, respectively, which include operating losses of $31.4 million and $57.2 million in the six months ended March 31, 2004 and 2003, respectively, related to the TGN business held for sale. Corporate expenses for the six months ended March 31, 2003 include net charges of $105.0 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed last fiscal year. Also included within the $306.3 million are charges of $38.5 million related to internal investigation fees and charges associated with the severance of corporate employees.

Interest Income and Expense

        Interest income was $39.9 million in the six months ended March 31, 2004 as compared to $47.6 million in the six months ended March 31, 2003. Interest expense was $491.3 million in the six months ended March 31, 2004 as compared to $588.8 million in the six months ended March 31, 2003. The decrease in interest expense was due primarily to lower debt balances and the favorable impact of interest rate swaps executed to achieve an appropriate balance between fixed and floating rate debt obligations.

Other Expense, Net

        During the six months ended March 31, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and $8.5 million of other expense related to a bank guarantee on behalf of an equity investee. These charges were recorded in connection with the Company's ongoing program of intensified internal audits, and as a result of applying management's judgments and estimates and detailed controls and operating reviews, and are considered to be changes in estimates. Also, during the six months ended March 31, 2003, the Company recorded other income from the early retirement of debt totaling $24.1 million.

Income Tax Expense

        Income tax expense was $526.1 million on pretax income of $2,036.0 million for the six months ended March 31, 2004 as compared to income tax expense of $392.3 million on pretax income of $1,084.2 million for the six months ended March 31, 2003. Our effective income tax rate was 25.8% and 36.2% during the six months ended March 31, 2004 and 2003, respectively. The difference in the rate is primarily the result of increased profitability in operations outside of the U.S., a decrease in non-deductible charges and a retroactive adjustment to our non-U.S. tax rate as a result of a favorable ruling.

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

        Long-Lived Assets—Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We carry long-lived assets at the lower of cost or fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is risk that the carrying value of our long-lived assets may be overstated or understated.

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

        As discussed above in "Long-Lived Assets," Tyco generally divides its electronic security assets into various asset pools: internally generated residential systems, internally generated commercial systems and accounts acquired through the ADT dealer program. Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit which is expected to be obtained from the customer relationship. Tyco believes that the accelerated method that generally best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

        Revenue Recognition—Contract sales for the installation of fire protection systems, large security intruder systems, undersea cable systems and other construction related projects are recorded on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenue and profits for the period may be overstated or understated.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and six months ended March 31, 2004 and 2003 ($ in millions).

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Operating income	$1,251.6	$635.1	$2,489.2	$1,685.4
Non-cash restructuring, impairment and other charges, net	8.7	53.5	14.5	53.5
Non-cash losses and impairments on divestitures	84.8	—	85.1	—
Depreciation and amortization(1)	550.8	566.3	1,102.7	1,095.6
Net increase in deferred income taxes	68.9	53.0	176.7	305.6
Provision for losses on accounts receivable and inventory	101.0	180.1	171.2	286.5
Less:
Net decrease (increase) in working capital, excluding current maturities of debt(2)	146.9	175.1	(304.9)	(534.9)
Decrease in the sale of accounts receivable programs	(25.2)	(16.1)	(72.1)	(96.5)
Interest income	14.1	21.8	39.9	47.6
Interest expense	(226.1)	(299.8)	(491.3)	(588.8)
Income tax expense	(258.2)	(170.4)	(526.1)	(392.3)
Other, net	41.6	131.7	115.0	244.9

Cash provided by operating activities from continuing operations	1,758.9	1,330.3	2,799.9	2,106.6
Cash provided by operating activities from discontinued operations	—	20.0	—	20.0

Cash provided by operating activities	$1,758.9	$1,350.3	$2,799.9	$2,126.6

Other Cash Flow Items:
Capital expenditures(3)	(230.3)	(261.3)	(438.1)	(566.1)
Dividends paid	(25.0)	(25.2)	(50.0)	(50.4)
Decrease in the sale of accounts receivable programs	25.2	16.1	72.1	96.5
Construction of Tyco Global Network	—	(2.5)	—	(89.0)
Acquisition of customer accounts (ADT dealer program)	(60.2)	(163.7)	(130.6)	(358.3)
Cash paid for purchase accounting and holdback/earn-out liabilities	(23.6)	(77.7)	(72.0)	(189.5)

(1)
This amount is the sum of depreciation of tangible property ($375.5 million and $366.4 million for the quarters ended March 31, 2004 and 2003, and $752.0 million and $726.8 million for the six months ended March 31, 2004 and 2003, respectively) and amortization of intangible assets ($175.3 million and $199.9 million for the quarters ended March 31, 2004 and 2003, and $350.7 million and $368.8 million for the six months ended March 31, 2004 and 2003, respectively).

(2)
This amount includes cash paid for restructuring and other charges of $60.9 million and $131.1 million for the quarters ended March 31, 2004 and 2003, and $118.1 million and $290.1 million for the six months ended March 31, 2004 and 2003, respectively.

(3)
This amount is net of proceeds received in sale/disposition of property, plant and equipment of $32.0 million and $37.1 million for the quarters ended March 31, 2004 and 2003, and $61.8 million and $66.0 million for the six months ended March 31, 2004 and 2003, respectively.

        The following table shows cash flow from operating activities and other cash flow items by segment for the six months ended March 31, 2004 ($ in millions).

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Operating income (loss)	$471.3	$804.3	$1,118.4	$229.2	$20.6	$(154.6)	$2,489.2
Non-cash restructuring, impairment and other charges (credits), net	1.8	(22.1)	1.0	(2.1)	36.9	(1.0)	14.5
Non-cash losses and impairments on divestitures	37.3	43.6	—	4.2	—	—	85.1
Depreciation	300.2	231.5	123.9	65.4	29.0	2.0	752.0
Intangible assets amortization	281.3	33.8	31.9	2.1	1.6	—	350.7

Depreciation and amortization	581.5	265.3	155.8	67.5	30.6	2.0	1,102.7
Deferred income taxes	—	—	—	—	—	176.7	176.7
Provision for losses on accounts receivable and inventory	79.8	33.5	45.0	14.4	(1.5)	—	171.2
Net (increase) decrease in working capital and other(1)	(86.1)	(28.1)	(169.8)	(113.6)	7.9	199.8	(189.9)
(Decrease) increase in sale of accounts receivable programs	(26.7)	1.8	(47.2)	—	—	—	(72.1)
Interest income	—	—	—	—	—	39.9	39.9
Interest expense	—	—	—	—	—	(491.3)	(491.3)
Income tax expense	—	—	—	—	—	(526.1)	(526.1)

Cash provided by operating activities	$1,058.9	$1,098.3	$1,103.2	$199.6	$94.5	$(754.6)	$2,799.9

Other cash flow items:
Capital expenditures	$(162.9)	$(161.0)	$(82.0)	$(19.6)	$(10.0)	$(2.6)	$(438.1)
Dividends paid	—	—	—	—	—	(50.0)	(50.0)
Decrease (increase) in sale of accounts receivable programs	26.7	(1.8)	47.2	—	—	—	72.1
Acquisition of customer accounts	(130.6)	—	—	—	—	—	(130.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	(17.2)	(32.5)	(8.9)	(12.2)	(1.2)	—	(72.0)

(1)
These amounts include cash paid for restructuring and other charges.

        The net change in working capital, net of the effects of divestitures and acquisitions, was an increase of $300.3 million in the six months ended March 31, 2004, including cash paid for restructuring and other charges of $118.1 million. The components of this change are set forth in detail in the Consolidated Statement of Cash Flows. The significant changes in working capital included a $146.4 million increase in inventories and an $81.8 million increase in accounts receivable.

        During the first six months of fiscal 2004, the Company divested nine businesses within the Fire and Security, Healthcare and Engineered Products and Services segments for aggregate proceeds of $113.5 million in cash, of which $15.0 million of the proceeds are currently held in escrow. Total assets and total liabilities of the divested businesses were $170.5 million and $56.6 million, respectively. The total assets include cash retained by businesses sold of $10.9 million. Net revenue and net income of the divested companies through the date of disposition were $36.2 million and $6.4 million, respectively, for the six months ended March 31, 2004 and $37.2 million and $6.8 million, respectively, for the six months ended March 31, 2003. In connection with these dispositions, the Company recorded losses totaling $4.5 million. In addition, during the six months ended March 31, 2004, the Company recorded charges related to certain businesses to be divested aggregating $80.9 million to reflect the amount by which the carrying value of such assets exceeded its estimated fair value.

        During the six months ended March 31, 2004, we paid $33.2 million in cash that was charged against liabilities established in connection with acquisitions. In addition, we paid $38.8 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Both of these amounts are included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows. At March 31, 2004, there remained $156.8 million in purchase accounting liabilities on the Consolidated Balance Sheet, of which $53.2 million is included in accrued expenses and other current liabilities and $103.6 million is included in other long-term liabilities. In addition, $183.1 million of holdback/earn-out liabilities remained on the Consolidated Balance Sheet, of which $62.1 million are included in accrued expenses and other current liabilities and $121.0 million are included in other long-term liabilities at March 31, 2004.

        During the six months ended March 31, 2004, we paid $118.1 million in cash relating to liabilities for restructuring and other charges and recorded a net restructuring charge of $41.1 million. At March 31, 2004, there were liabilities of $242.3 million remaining for restructuring and other charges on the Consolidated Balance Sheet, of which $108.5 million is included in accrued expenses and other current liabilities and $133.8 million is included in other long-term liabilities.

        During the six months ended March 31, 2004, we purchased approximately 156,000 customer contracts for electronic security services through our dealers program for cash of $130.6 million.

Capitalization

        Shareholders' equity was $28,720.6 million, or $14.33 per share, at March 31, 2004, compared to $26,369.0 million, or $13.20 per share, at September 30, 2003. The increase in shareholders' equity was due primarily to net income of $1,501.6 million and foreign currency translation adjustments of $681.8 million for the six months ended March 31, 2004.

        Tangible shareholders' deficit was $3,060.1 million at March 31, 2004, as compared to $5,359.7 million at September 30, 2003. Goodwill and intangible assets were $31,780.7 million at March 31, 2004, compared to $31,728.7 million at September 30, 2003.

        At March 31, 2004, total debt was $17,714.4 million, as compared to $20,969.1 million at September 30, 2003. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 38.1% at March 31, 2004 and 44.3% at September 30, 2003. Our cash balance decreased to $3,103.3 million at March 31, 2004, as compared to $4,186.7 million at September 30, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 33.7% and 38.9% at March 31, 2004 and September 30, 2003, respectively.

        The following provides a debt reconciliation for the six months ended March 31, 2004 ($ in millions):

Total debt at September 30, 2003		$20,969.1
Less: Cash and cash equivalents at September 30, 2003		(4,186.7)

Net debt balance at September 30, 2003		16,782.4
Less the following:
Operating cash flow(1)	2,799.9
Purchase of property, plant and equipment, net	(438.1)
Dividends paid	(50.0)
Acquisition of customer accounts (ADT dealer program)	(130.6)
Cash paid for purchase accounting and holdback/earn-out liabilities	(72.0)
Acquisition of businesses, net of cash acquired	(13.6)
Disposal of businesses, net of cash retained by businesses sold	98.5
Decrease in current and non-current restricted cash	191.2
Foreign currency translation adjustments on debt	(178.4)
Impact of adoption of FIN 46R	65.3
Other items	(100.9)

		2,171.3

Net debt balance at March 31, 2004		14,611.1
Plus: Cash and cash equivalents at March 31, 2004		3,103.3

Total debt at March 31, 2004		$17,714.4

(1)
Includes decrease in sales of accounts receivable programs of $72.1 million.

        Net debt is a non-GAAP measure and should not be considered a replacement for GAAP results. Net debt is total debt (the most comparable GAAP measure) minus cash and cash equivalents. Management believes net debt is an important measure of liquidity which it uses as a tool to measure its ability to meet its future debt obligations. Cash and cash equivalents are subtracted from the GAAP measure because they could be used to reduce our debt obligations.

        The limitation associated with using net debt is that it subtracts cash items and therefore may imply that there is less Company debt than the most comparable GAAP measure indicates and may exclude certain cash items that are not readily available for repaying debt. This limitation is best addressed by using net debt in combination with the total debt figure because the net debt figure may be significantly lower than the GAAP figure. Net debt should be used in conjunction with other GAAP financial measures.

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

        In November 2003, Tyco International Group S.A. ("TIG") issued $1.0 billion 6% Notes due 2013 in a private placement offering. The Notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $987.7 million were used to repay a portion of the $2.0 billion outstanding under the 5-year revolving credit facility due 2006. These Notes have been exchanged for registered Notes with substantially identical terms in an exchange offer that expired on May 3, 2004.

        In December 2003, TIG entered into a $1.0 billion 364-day revolving bank credit facility which includes a one year term-out option and a $1.5 billion 3-year revolving bank credit facility. As of

March 31, 2004, $125.0 million had been drawn under the 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006.

        Our bank credit agreements contain a number of financial covenants, such as debt to earnings before interest, taxes, depreciation, and amortization ratio; minimum levels of net worth; and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants is presently considered restrictive to our operations.

        As a result of the rating agencies' downgrade of Tyco's debt to below investment grade status in fiscal 2002, investors in one of our accounts receivable programs have the option to discontinue reinvestment in new receivables. The amount outstanding under this program was $83.1 million at March 31, 2004.

Commitments and Contingencies

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2003.

        Tyco has obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of March 31, 2004 and September 30, 2003, $17.6 million and $10.4 million, respectively, has been accrued for this obligation based on an estimate of the fair value of the vessels resulting from a third-party valuation.

        At March 31, 2004, Tyco had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million was not accrued at March 31, 2004, as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, Tyco is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, or annual results of operations or liquidity.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, members of our current Board of Directors have been added to the case as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of our former senior corporate management are subject to an

SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, annual results of operations or liquidity. At this time it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in our Fire and Security segment received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As disclosed in our restated financial statements filed on Form 10-K/A and Form 10-Q/A on July 29, 2003, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

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

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), subsidiaries of Tyco, are parties to a consolidated patent infringement action against Masimo Corporation ("Masimo"), et al., in the United States District Court for the Central District of California, in which Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in this action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement. The trial court may, in its discretion, treble the damages awarded to Masimo by the jury for willful infringement. Nellcor will challenge the jury's decisions in post-trial motions, and, if necessary, will appeal to the Court of Appeals for the Federal Circuit. The Company has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's consolidated financial statements with respect to this damage award.

        Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, subsidiaries of Tyco, are defendants in a separate lawsuit brought by Masimo also pending in the United States District Court for the Central District of California. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. The trial is scheduled to begin on June 1, 2004. At this time, we cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that we will be required to pay an award of damages in the antitrust lawsuit.

        U.S. Surgical Corp., a subsidiary of Tyco, is the defendant in a patent infringement lawsuit brought by Applied Medical Resources Corp. ("Applied Medical") in U.S. District Court for the Central District of California. In February 2003, the court held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The U.S. Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling is currently scheduled for July 13, 2004. Based on the parties respective positions, damages could range from approximately $23 million to $69 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical Corp., a subsidiary of Tyco, in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. Trial is currently scheduled to commence in March 2005. At this time, we cannot predict the outcome of this patent infringement case and, therefore, it is not possible to estimate the amount of loss or range of potential losses that might result from an adverse judgment or settlement in this matter.

        Tyco is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. Tyco does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, annual results of operations or liquidity.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with fiscal 2003 revenue of $24 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiry. We do not believe this matter will have a material adverse effect on our financial position, annual results of operations or liquidity.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of March 31, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $150 million to $455 million. As of March 31, 2004, Tyco concluded that the best probable estimate within this range is approximately $271 million, of which $49 million is included in accrued expenses and other current liabilities and $222 million is included in other long-term liabilities on our Consolidated Balance Sheet. In view of Tyco's financial position and accruals for environmental matters of $271 million, Tyco has concluded that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, annual results of operations or liquidity.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of March 31, 2004, there are approximately 13,500 asbestos liability cases pending against us and our subsidiaries.

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

Backlog

        At March 31, 2004, Tyco had a backlog of unfilled orders of $13,774.5 million compared to a backlog of $13,949.1 million at December 31, 2003 and $11,533.9 million at September 30, 2003. Backlog by industry segment is as follows ($ in millions):

	March 31, 2004	September 30, 2003(1)
Fire and Security	$7,060.2	$6,964.7
Engineered Products and Services	3,670.6	2,061.4
Electronics	2,536.3	2,024.7
Healthcare	317.7	297.1
Plastics and Adhesives	93.2	109.4
Corporate and Other	96.5	76.6

	$13,774.5	$11,533.9

(1)
During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. In addition, the results of the TGN business held for sale are presented within Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Within the Fire and Security segment, backlog increased primarily as a result of favorable foreign currency exchange rates. Backlog for the Fire and Security segment includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at March 31, 2004 and September 30, 2003 was $3,610.2 million and $3,606.7 million, respectively. Within the Engineering Products and Services segment, backlog increased primarily as a result of a $1,419.0 million adjustment to sub-contract costs at Infrastructure Services in backlog consistent with the presentation of revenue. These costs have historically been treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Infrastructure Services. Within the Electronics segment, backlog increased primarily due to stronger orders resulting from an overall improvement in business conditions across the vast majority of its end markets. Backlog in the Healthcare and Plastics and Adhesives segments represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Guarantees

        In the normal course of business, Tyco is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect Tyco's financial position, annual results of operations or liquidity.

        In disposing of assets or businesses, Tyco often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Tyco does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. Management does not believe that these uncertainties would have a material adverse effect on Tyco's financial position, annual results of operations or liquidity.

        Tyco has recorded liabilities for known indemnifications included as part of environmental liabilities. See "Liquidity and Capital Resources—Commitments and Contingencies" above.

        Due to Tyco's exiting of certain operations as part of restructuring plans, acquisitions, or otherwise, Tyco has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, Tyco would be legally obligated under master lease arrangements. Tyco believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to Tyco's financial position, annual results of operations or liquidity.

        Tyco generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries). The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, which was $339.9 million as of March 31, 2004, is reviewed for reasonableness at least quarterly.

Accounting and Technical Pronouncements

        In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with fiscal years ending after December 15, 2003.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R further explains how to identity variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of VIE in its financial statements. The Company adopted FIN 46R as of March 31, 2004. As a result, the joint ventures that were previously consolidated under FIN 46 were deconsolidated effective March 31, 2004. The adoption of FIN 46R did not have a material impact on our results of operations or financial position.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans in our annual report. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosures required are effective for interim periods beginning after December 15, 2003, however, information about foreign plans are effective for fiscal years ending after June 15, 2004. Tyco adopted the revised SFAS No. 132 during the quarter ended March 31, 2004. The adoption of SFAS No. 132 did not have a material impact on our results of operations or financial position.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of

EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on our results of operations or financial position.

        In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events occur requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of this FSP on the financial statements.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, members of our current Board of Directors have been added to the case as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, annual results of operations or liquidity. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the U.S. Attorney for the District of New Hampshire, the Equal Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in our Fire and Security segment received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As disclosed in our restated financial statements filed on Form 10-K/A and Form 10-Q/A on July 29, 2003, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service and various state tax authorities. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, annual results of operations or liquidity.

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

        New management has determined that, in the past, Tyco in general suffered from: poor documentation; inadequate policies and procedures to prevent the misconduct of senior corporate executives; inadequate procedures for proper corporate authorizations; inadequate approval procedures and documentation; a lack of oversight by senior management at the corporate level; a pattern of using aggressive accounting that, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed; pressure on, and inducements to, segment and unit managers to increase current earnings, including decisions as to what accounting treatment to employ; and a lack of a stated and demonstrable commitment by former senior corporate management to set high standards of ethics, integrity, accounting, and corporate governance. While we have implemented new procedures, we cannot assure you that we will not discover that there have been further instances of breakdowns in our internal controls and procedures.

  Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the forseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigations could require additional funding. If such developments require us to obtain additional funding, we cannot assure you that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which would have a material adverse effect on our annual results of operations and liquidity.

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

        Our bank credit agreements contain a number of financial covenants, such as a debt to earnings before interest, taxes, depreciation, and amortization ratio; minimum levels of net worth; and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

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

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees. There can be no assurances that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. For example, on April 29, 2004, in Federal Court for the District of Connecticut, one of our subsidiaries in our Electronics segment pled guilty to felony violations of the Clean Water Act at three of its manufacturing plants in Connecticut. See "Part II—Other Information—Item 1—Legal Proceedings—Environmental Litigation."

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

        We have been notified by the U.S. Environmental Protection Agency and certain foreign and state environmental agencies that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and for natural resource damages. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws. These projects relate to a variety of activities, including radioactive materials decontamination and decommissioning, solvent and metal contamination cleanup and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations sold by us.

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $150 million to $455 million. We concluded that the best estimate within this range is approximately $271 million, of which $49 million is included in accrued expenses and other current liabilities and $222 million is included in other long-term liabilities on our Consolidated Balance Sheet as of March 31, 2004. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and annual results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        In the ordinary course of business, we are subject to a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. Patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. As described in "Part II—Other Information—Item 1—Legal Proceedings—Intellectual Property Litigation," the jury in a patent infringement case awarded $134.5 million in damages for the alleged infringement by one of our subsidiaries and the court may treble those damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay awards or settlements that could cause a material adverse effect on our financial condition and annual results of operations.

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

  Our ADT business has experienced higher rates of customer attrition, which may reduce our future revenue and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our global electronic security services business were 15.9%, 13.2% and 12.3% on a trailing 12-month basis as of September 30, 2003, 2002 and 2001, respectively. The attrition rate has remained relatively constant at 15.9% on a trailing 12-month basis as of March 31, 2004. If attrition rates show an upward trend, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools.

Risks Relating to Our Jurisdiction of Incorporation

  Legislation and negative publicity regarding Bermuda companies could increase our tax burden and affect our operating results.

Legislation Relating to Government Contracts

        We are currently assessing the potential impact of various U.S. federal and state legislative proposals that would deny government contracts to U.S. companies that move their corporate location abroad. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group.

        In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. Although the California legislation provides that waivers may be issued permitting such foreign-chartered companies to participate in state contracts under certain circumstances, it is unclear how that waiver authority will be exercised.

        In addition, various other states and municipalities in the U.S. have proposed similar legislation. We are unable to predict, with any level of certainty, the likelihood or final form in which any such proposed legislation might become law, or the nature of regulations that may be promulgated under any future legislative enactments or the impact such enactments and increased regulatory scrutiny may have on our business.

        Tyco's revenues related to direct sales to the U.S. federal government and the State of California accounted for less than 2% and 0.1%, respectively, of our total net revenues for the six months ended March 31, 2004. We are unable to predict, however, whether the final form of the proposed legislation discussed above would also affect Tyco's indirect sales to the U.S. federal or state governments or the willingness of Tyco's non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and can provide no assurance that the impact will not be materially adverse.

Tax Legislation

        There also is proposed tax legislation in the United States, which, if enacted, could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. The U.S. Senate has passed and the U.S. House of Representatives is considering bills relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover the 1997 acquisition of Tyco International Ltd. by ADT Limited described above. If either of these bills becomes law, it could have the effect of substantially reducing the tax benefits of our corporate structure and materially increasing our tax burden or otherwise adversely affecting our business. In addition, even if no tax legislation is ultimately enacted that specifically covers our 1997 combination, the enactment of other tax proposals that have been or may be made in the future to address expatriation transactions could have a material impact on our future tax burden.

Negative Publicity

        There has recently been negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

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

Available Information

        Our Internet website is http://www.tyco.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and

Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the headings "Our Commitment—Governance." These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents to shareholders upon request.

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

  •
  other capital market conditions, including foreign currency rate fluctuations and commodity prices;

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2003. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $2.91 billion notional amount of its fixed rate debt to floating rate debt. We are currently receiving a weighted-average fixed rate of 6.27% and paying a weighted-average variable rate of six-month LIBOR plus 1.40% under these swap arrangements.

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

  •
  Conducted the accounting and financial reporting investigations described above;

  •
  Instituted detailed operating reviews with the Chief Executive Officer and Chief Financial Officer and each business segment;

  •
  Realigned reporting such that the business segment chief financial officers and general counsels report directly to our Chief Financial Officer and our General Counsel, respectively, and instituted similar reporting within each business segment;

  •
  Reviewed total incentive compensation spending with the Compensation and Human Resources Committee of the Board of Directors;

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
  Created an Ombudsman office;

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

        Furthermore, in the first six months of fiscal 2004, management initiated the following actions:

  •
  Intensified focus on Sarbanes-Oxley Section 404 readiness;

  •
  Continued developing a training program for key accounting areas, including compliance with our controllership guide;

  •
  Hired a new Senior Vice President, Corporate Controller and Chief Accounting Officer; and

  •
  Implemented a training program on the Company's treasury policies and trained the internal audit team on Company policies and procedures.

        Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives. Our Board of Directors and senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance. We have committed considerable resources to date on the reviews and remedies discussed above. A review of controls of a company the size of Tyco, which includes approximately 2,300 subsidiaries, is not a one-time event. We are committed to ongoing periodic reviews of our controls and their effectiveness, the results of which will be reported to our shareholders. We are undertaking a thorough review of our internal and disclosure controls including, but not limited to, information technology systems and financial reporting as part of Tyco's compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but at this time we have not completed our review of the existing controls and their effectiveness.

        Our controls are continuing to improve and senior management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. There can be no assurances, however, that new problems will not be found in the future. We do not expect that our disclosure controls and procedures, or our internal controls will prevent all errors and all fraud because a control system cannot provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tyco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. Because of the inherent limitations in any control system, error or fraud may occur and not be detected. We expect to continue to improve our controls with each passing quarter. It will take some time, however, before we have in place the rigorous controls that our Board of Directors and senior management desire and our shareholders deserve.

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

        As previously reported in our Annual Report on Form 10-K, plaintiffs filed a Motion for Leave to File their Verified Stockholders' Second Consolidated and Amended Derivative Complaint on June 12, 2003. The proposed second amended complaint drops as a defendant PricewaterhouseCoopers LLP, and adds as defendants each of the members of the current Board of Directors of Tyco. The second amended complaint alleges that the defendants who are current directors of Tyco engaged in, permitted and/or acquiesced in the following alleged improper conduct: making misstatements and omissions in order to disclose certain accounting issues slowly over time in order to artificially inflate Tyco's share price; making misstatements and omissions in the February 2003 proxy statement against reincorporation in Delaware and against a proposal to separate the positions of CEO and Chairman; and other allegedly improper conduct. Plaintiffs seek money damages and attorneys' fees and expenses. On December 29, 2003, the Court granted plaintiffs' motion for leave to file their second consolidated and amended derivative complaint.

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

Intellectual Property Litigation

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement. The trial court may, in its discretion, treble the damages awarded to Masimo by the jury for willful infringement. Nellcor will challenge the jury's decisions in post-trial motions, and, if necessary, will appeal to the Court of Appeals for the Federal Circuit. The Company has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, the Company intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's consolidated financial statements with respect to this damage award.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Incorporated is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on June 1, 2004. At this time, we cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that we will be required to pay an award of damages in the antitrust lawsuit.

        Applied Medical Resources Corp. ("Applied Medical") v. U.S. Surgical Corp. is a patent infringement action in which U.S. Surgical Corp., a subsidiary of Tyco, is the defendant. In February 2003, the U.S. District Court for the Central District of California held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The U.S. Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling is currently scheduled for July 13, 2004. Based on the parties respective positions, damages could range from approximately $23 million to $69 million, with the possibility of enhanced damages up to treble damages if there is a finding of willful infringement. We currently do not expect, however, to incur losses beyond what we have already accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. Trial is currently scheduled to commence in March 2005. At this time, we cannot predict the outcome of this patent infringement case and, therefore, it is not possible to estimate the amount of loss or range of potential losses that might result from an adverse judgment or settlement in this matter.

Environmental Litigation

        Tyco Printed Circuit Group, Limited Partnership ("TPCG"), a business in our Electronics segment, was advised in June 2001 by the U.S. Attorney for the District of Connecticut that it was the target of a federal criminal investigation concerning alleged Clean Water Act violations at three manufacturing plants, one of which has since been closed for economic reasons unrelated to this investigation. Three former employees at one of these plants previously pled guilty to felony violations of the Clean Water Act. In 2003, the United States Attorney's Office for the District of Connecticut identified a then current employee at one of these plants as a target of this investigation.

        As soon as TPCG learned of the government's investigation, TPCG took prompt corrective actions, and began to cooperate with authorities. Throughout the federal investigation, TPCG has cooperated fully with the government. On April 29, 2004, TPCG pled guilty to violations of the federal Clean Water Act at these three plants in Connecticut. The violations charged occurred between 1999 and 2001. Pursuant to this plea agreement, TPCG will: (a) pay a $6 million fine; (b) pay an additional $4 million to fund environmental projects designed to improve the environment for Connecticut residents; (c) pay an additional $4,800 mandatory special assessment; (d) implement an Environmental Compliance Plan at all TPCG locations to formalize existing environmental compliance programs; and (e) engage an independent third party to conduct an environmental audit of two Connecticut facilities. The United States Attorney's Office for the District of Connecticut has stated in a publicly filed court submission that there was no concrete evidence of environmental harm as a result of these violations, and that no one above the position of environmental health and safety manager at TPCG knew of, or was involved in, these violations.

        In addition, the Connecticut Commissioner of Environmental Protection has filed a civil action against the same subsidiary in Hartford Superior Court alleging violations of Connecticut environmental statutes and regulations arising out of the same conduct in the federal criminal investigation at these plants. We are also cooperating with the state in its investigation.

        We have learned that on certain dates in 2002 and 2003, a business within our Engineered Products and Services segment reported purportedly incorrect data relating to landfill gas monitoring at four landfill sites in Ohio. Our business is the contractor providing landfill gas monitoring and operations services at those sites. The reporting of this purportedly incorrect data may form the bases for potential violations of the Clean Air Act and related state laws and regulations. To our knowledge, no action or proceeding has been filed by any state or federal authority in this matter to date. We have disclosed this matter to our clients involved and to the City of Toledo, the Ohio Environmental Protection Agency, and the United States Environmental Protection Agency.

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
1/1/04-1/31/04	15,819	$27.20	—	—

(1)
Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market.

(2)
The average price paid per share is based upon the low and high trading prices on the New York Stock Exchange on the date of the transaction.

(3)
No share repurchases were made pursuant to a publicly announced plan or program.

Item 4—Submission of Matters to a Vote of Security Holders

        The 2004 Annual General Meeting of Shareholders (the "Meeting") of the Company was held on March 25, 2004. At the Meeting, a total of 1,754,856,055 common shares (86.89% of outstanding common shares as of March 25, 2004) were voted. The four Company proposals submitted at the Meeting, as well as one shareholder proposal supported by the Company, were passed as described below.

        The following is a brief description of each matter voted upon at the Meeting. Percentages indicated below reflect the percentage of the total number of common shares voted.

        Proposal 1.    To elect the Board of Directors of the Company:

        The following is a tabulation of the votes submitted in respect of Proposal One of the Proxy Statement. Proxies giving discretion to the chairman of the Meeting were voted in favor of each candidate. There were zero broker non-votes.

	NUMBER OF VOTES FOR	% of Quorum	NUMBER OF VOTES WITHHELD
Dennis C. Blair	1,726,426,171	98.38	28,429,877
Edward D. Breen	1,727,173,450	98.42	27,682,598
George W. Buckley	1,717,412,112	97.86	37,443,936
Brian Duperreault	1,714,699,850	97.71	40,156,198
Bruce S. Gordon	1,719,628,605	97.99	35,227,443
John A. Krol	1,731,386,449	98.66	23,469,599
Mackey J. McDonald	1,704,471,670	97.13	50,384,378
H. Carl McCall	1,691,258,151	96.37	63,597,897
Brendan R. O'Neill	1,711,804,016	97.55	43,052,032
Sandra S. Wijnberg	1,675,763,508	95.49	79,092,540
Jerome B. York	1,719,536,006	97.99	35,320,042

        Proposal 2.    A proposal of the Board of Directors to appoint Deloitte & Touche LLP as the independent auditors and to authorize the Audit Committee to fix the auditors' remuneration:

        A total of 1,729,024,287 (99.17%) shares were voted for and 14,521,097 (0.83%) shares were voted against this proposal. There were 11,310,670 abstentions and zero broker non-votes.

        Proposal 3.    A proposal of the Board of Directors to adopt amended and restated Bye-Laws of the Company.

        A total of 1,434,127,450 (99.03%) shares were voted for and 14,071,126 (0.97%) shares were voted against this proposal. There were 12,833,267 abstentions and 293,824,211 broker non-votes.

        Proposal 4.    A proposal by the Board of Directors to approve the Tyco 2004 Stock and Incentive Plan.

        A total of 1,174,058,089 (81.14%) shares were voted for and 272,947,244 (18.86%) shares were voted against this proposal. There were 14,026,510 abstentions and 293,824,211 broker non-votes.

        Proposal 5.    A shareholder proposal regarding environmental reporting. The Board of Directors recommended a vote for this proposal.

        A total of 1,584,995,929 (92.20%) shares were voted for and 134,028,814 (7.80%) shares were voted against this proposal. There were 35,831,311 abstentions and zero broker non-votes.

        Proposal 6.    A shareholder proposal to change the Company's jurisdiction of incorporation from Bermuda to a U.S. state.

        A total of 96,461,507 (6.68%) shares were voted for and 1,347,660,617 (93.32%) shares were voted against this proposal. There were 16,909,719 abstentions and 293,824,211 broker non-votes.

        Proposal 7.    A shareholder proposal on executive compensation.

        A total of 87,700,720 (6.07%) shares were voted for and 1,357,461,890 (93.93%) shares were voted against this proposal. There were 15,869,233 abstentions and 293,824,211 broker non-votes.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Amended and Restated Bye-Laws of the Company (incorporated by reference to Appendix A to the Company's 2004 Proxy Statement filed with the SEC on January 28, 2004).
10.1	Tyco International Ltd. 2004 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company's 2004 Proxy Statement filed with the SEC on January 28, 2004).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

  (b)
  Reports on Form 8-K

        Current Report on Form 8-K filed pursuant to Item 4 on January 23, 2004 announcing that on January 22, 2004 the Board of Directors, upon recommendation of the Audit Committee, notified PricewaterhouseCoopers LLP that they had determined to propose Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 2004. However, PricewaterhouseCoopers LLP agreed to perform the review of the Company's interim financial statements for the quarter ended December 31, 2003 and therefore, the Form 8-K noted that the resignation would not become effective until the filing of the Company's Form 10-Q for that period.

        Current Report on Form 8-K filed pursuant to Item 12 on February 3, 2004 to include, as an exhibit, the press release of Tyco International Ltd. dated February 3, 2004 announcing the Company's results for the first fiscal quarter.

        Current Report on Form 8-K/A filed pursuant to Item 4 on February 17, 2004 to amend the Form 8-K filed on January 23, 2004 to announce that the appointment of Deloitte & Touche LLP as the Company's independent auditors became effective upon filing the Company's Form 10-Q on February 17, 2003.

        Current Report on Form 8-K filed pursuant to Item 5 on March 10, 2004 presenting segment information previously included in Tyco International Ltd.'s Annual Report on Form 10-K for the period ended September 30, 2003 to reflect the reclassification of information regarding the transfer of a business division from one segment to another and to present the results of the Tyco Global Network business held for sale within Corporate and Other segment data.

        Current Report on Form 8-K filed pursuant to Item 5 on March 26, 2004 to include, as an exhibit, the press release of Tyco International Ltd. dated March 26, 2004 announcing a damage award against its Nellcor business unit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ DAVID J. FITZPATRICK DAVID J. FITZPATRICK Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ CAROL ANTHONY DAVIDSON CAROL ANTHONY DAVIDSON Senior Vice President and Controller (Principal Accounting Officer)

Date: May 14, 2004

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
CONSOLIDATING BALANCE SHEET March 31, 2004 ($ in millions)
  Item 2— Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Accounting and Technical Pronouncements
Risk Factors
  Item 3— Quantitative and Qualitative Disclosures About Market Risk
  Item 4— Controls and Procedures
PART II—OTHER INFORMATION
  Item 1— Legal Proceedings
  Item 2— Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 4— Submission of Matters to a Vote of Security Holders
  Item 6— Exhibits and Reports on Form 8-K
SIGNATURES