Form 10-Q
period 2004-06-30
TYCO INTERNATIONAL LTD /BER/
filed 2004-08-12
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        The number of common shares outstanding as of July 30, 2004 was 2,008,791,292.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1—Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue from product sales	$8,368.8	$7,505.6	$24,130.6	$21,871.7
Service revenue	2,082.2	1,907.0	6,241.3	5,456.8

Net revenue	10,451.0	9,412.6	30,371.9	27,328.5
Cost of product sales	5,397.2	5,015.5	15,870.1	14,699.5
Cost of services	1,250.4	998.2	3,684.9	2,901.7
Selling, general and administrative expenses	2,221.9	2,200.1	6,580.6	6,819.0
Restructuring, impairment and other charges (credits), net	55.6	(9.4)	135.8	14.7
(Gains) losses and impairments on divestitures, net	(2.8)	—	82.6	—

Operating income	1,528.7	1,208.2	4,017.9	2,893.6
Interest income	15.7	39.7	55.6	87.3
Interest expense	(223.8)	(287.6)	(715.1)	(876.4)
Other expense, net	(36.6)	(151.8)	(38.4)	(211.8)

Income from continuing operations before income taxes and minority interest	1,284.0	808.5	3,320.0	1,892.7
Income taxes	(358.5)	(241.1)	(884.6)	(633.4)
Minority interest	(2.9)	(0.9)	(11.2)	(2.6)

Income from continuing operations	922.6	566.5	2,424.2	1,256.7
Income from discontinued operations of Tyco Capital, net of $0 tax	—	—	—	20.0

Net income	$922.6	$566.5	$2,424.2	$1,276.7

Basic earnings per common share:
Income from continuing operations	$0.46	$0.28	$1.21	$0.63
Income from discontinued operations of Tyco Capital, net of tax	—	—	—	0.01
Net income per common share	0.46	0.28	1.21	0.64
Diluted earnings per common share:
Income from continuing operations	$0.43	$0.27	$1.13	$0.61
Income from discontinued operations of Tyco Capital, net of tax	—	—	—	0.01
Net income per common share	0.43	0.27	1.13	0.62
Weighted-average number of common shares outstanding:
Basic	2,002.0	1,995.0	1,999.3	1,994.7
Diluted	2,221.9	2,203.8	2,216.2	2,126.2

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)

	June 30, 2004	September 30, 2003
Assets
Current Assets:
Cash and cash equivalents	$4,025.3	$4,186.7
Restricted cash	53.3	141.8
Accounts receivable, less allowance for doubtful accounts ($595.3 at June 30, 2004 and $726.2 at September 30, 2003)	6,400.0	5,714.8
Inventories	4,531.0	4,292.2
Deferred income taxes	803.0	855.2
Other current assets	1,658.6	2,048.8

Total current assets	17,471.2	17,239.5
Property, Plant and Equipment, Net	9,786.2	10,299.8
Goodwill	26,149.5	25,938.7
Intangible Assets, Net	5,419.2	5,790.0
Other Assets	4,129.0	4,277.0

Total Assets	$62,955.1	$63,545.0

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,014.1	$2,718.4
Accounts payable	2,741.8	2,716.7
Accrued expenses and other current liabilities	4,339.6	4,326.7
Deferred revenue	785.1	810.5

Total current liabilities	9,880.6	10,572.3
Long-Term Debt	15,070.6	18,250.7
Other Liabilities	8,336.2	8,239.7

Total Liabilities	33,287.4	37,062.7

Commitments and Contingencies (Note 11)
Minority Interest	67.8	113.3
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, none outstanding at June 30, 2004 and one share outstanding at September 30, 2003	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,008,148,737 and 1,998,189,621 shares outstanding, net of 14,412,249 and 21,144,265 shares owned by subsidiaries at June 30, 2004 and September 30, 2003, respectively	401.6	399.6
Capital excess:
Share premium	8,284.5	8,161.4
Contributed surplus, net of deferred compensation of $120.7 at June 30, 2004 and $45.5 at September 30, 2003	15,313.5	15,120.1
Accumulated earnings	5,310.3	2,961.2
Accumulated other comprehensive income (loss)	290.0	(273.3)

Total Shareholders' Equity	29,599.9	26,369.0

Total Liabilities and Shareholders' Equity	$62,955.1	$63,545.0

See Notes to Consolidated Financial Statements (Unaudited).

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Nine Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Income from continuing operations	$2,424.2	$1,256.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash restructuring, impairment and other charges, net	20.8	39.5
Non-cash losses (gains) and impairments on divestitures, net	78.3	(0.6)
(Gain) loss on investments	(4.2)	75.6
Depreciation	1,118.1	1,084.5
Intangible assets amortization	537.6	548.2
Deferred income taxes	222.5	386.0
Provision for losses on accounts receivable and inventory	247.5	399.1
Debt and refinancing cost amortization	44.7	90.4
Loss on the retirement of debt	—	151.8
Loss (gain) on the early extinguishment of debt	42.8	(24.1)
Other non-cash items	63.6	64.6
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(181.4)	184.6
Decrease in sale of accounts receivable programs	(533.1)	(55.9)
Contracts in progress	14.2	(103.7)
Inventories	(254.5)	197.9
Other current assets	(5.5)	(113.5)
Accounts payable	(43.6)	(554.5)
Accrued expenses and other current liabilities	14.2	(248.1)
Income taxes	172.3	113.1
Deferred revenue	(82.0)	13.0
Other	36.5	65.2

Net cash provided by operating activities from continuing operations	3,933.0	3,569.8
Net cash provided by operating activities from discontinued operations	—	20.0

Net cash provided by operating activities	3,933.0	3,589.8

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	(673.9)	(904.1)
Construction of Tyco Global Network	—	(118.4)
Acquisition of businesses, net of cash acquired	(13.9)	(34.6)
Acquisition of customer accounts (ADT dealer program)	(187.1)	(506.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	(83.0)	(227.3)
Disposal of businesses, net of cash retained by businesses sold	144.7	8.0
Decrease (increase) in short-term investments	411.3	(351.4)
Increase in long-term investments	(18.5)	(12.2)
Decrease (increase) in current and non-current restricted cash	302.9	(202.6)
Other	(11.9)	72.3

Net cash used in investing activities	(129.4)	(2,276.5)

Cash Flows From Financing Activities:
Net repayments of debt	(4,020.0)	(3,608.1)
Proceeds from exercise of share options	124.2	7.8
Dividends paid	(75.1)	(75.6)
Other	(20.7)	(7.7)

Net cash used in financing activities	(3,991.6)	(3,683.6)

Effect of foreign currency translation on cash	26.6	111.3
Net decrease in cash and cash equivalents	(161.4)	(2,259.0)
Cash and cash equivalents at beginning of period	4,186.7	6,185.7

Cash and cash equivalents at end of period	$4,025.3	$3,926.7

See Notes to Consolidated Financial Statements (Unaudited).

1.    Basis of Presentation

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company incorporated in Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter "we," the "Company" or "Tyco").

        The financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by Generally Accepted Accounting Principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements contained in the Current Report on Form 8-K filed on March 10, 2004, which present segment information previously included in Tyco International Ltd.'s Annual Report on Form 10-K for the period ended September 30, 2003 to reflect the reclassification of information regarding the transfer of a business division from one segment to another and to present the results of the Tyco Global Network business held for sale within Corporate and Other segment data.

        The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. Certain prior period amounts have been reclassified to conform with the current period presentation. All references in this Form 10-Q to "$" are to U.S. dollars.

        Revenue Recognition—In providing services under certain contracts, Infrastructure Services (a business unit within the Engineered Products and Services segment) incurs sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not included in reported revenue nor cost of revenue of Infrastructure Services. Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting these sub-contract costs in both net revenue and cost of revenue for Infrastructure Services, resulting in incremental revenue and cost of revenue of $180.6 million and $528.4 million for the quarter and nine months ended June 30, 2004, respectively. The Company has not adjusted net revenue or cost of revenue for the quarter and nine months ended June 30, 2003 because such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income or cash flow.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value based method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. Had the fair value based method been adopted by Tyco, the effect on net income and earnings per common share for the quarters and nine months ended June 30, 2004 and 2003 would have been as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Net income—as reported	$922.6	$566.5	$2,424.2	$1,276.7
Add: Employee compensation expense for share options included in reported net income, net of tax	3.2	1.1	7.2	3.8
Less: Total employee compensation expense for share options determined under fair value based method, net of tax(1)	(66.3)	(87.6)	(172.7)	(228.0)

Net income—pro forma	$859.5	$480.0	$2,258.7	$1,052.5

Net income per share:
Basic—as reported	$0.46	$0.28	$1.21	$0.64
Basic—pro forma	0.43	0.24	1.13	0.53
Diluted—as reported	0.43	0.27	1.13	0.62
Diluted—pro forma	0.40	0.23	1.07	0.52

(1)
The fair value was calculated using the Black-Scholes option pricing model with a volatility of 46%, a risk free rate of 3.3% and an expected option life of 4 years for the quarter ended June 30, 2004; a volatility of 64%, a risk free rate of 2.5% and an expected option life of 5 years for the quarter ended June 30, 2003; a volatility of 47%, a risk free rate of 2.5% and an expected option life of 3.9 years for the nine months ended June 30, 2004; and a volatility of 64%, a risk free rate of 2.8% and an expected option life of 5 years for the nine months ended June 30, 2003. In addition, expected annual dividends per share of $0.05 was utilized for all periods presented.

        Accounting Pronouncements—In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF also provides guidance for evaluating whether investments are other than temporarily impaired and requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of this EITF is effective for Tyco in the fourth quarter of fiscal 2004.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R further explains how to identity variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of VIE in its financial statements. The Company adopted FIN 46R as of March 31, 2004. As a result, the joint ventures that were previously consolidated under FIN 46 were deconsolidated effective March 31, 2004. The adoption of FIN 46R did not have a material impact on our results of operations or financial position.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans in our annual report. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosures required are effective for interim periods beginning after December 15, 2003; however, information about foreign plans are effective for fiscal years ending after June 15, 2004. Tyco adopted the revised SFAS No. 132 during the quarter ended March 31, 2004. See Note 12 for disclosure on retirement plans. The adoption of SFAS No. 132 did not impact our results of operations or financial position.

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

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on postretirement health care plans that provide prescription drug benefits. FSP No. 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 is effective for Tyco in the fourth quarter of fiscal 2004. The adoption of this standard is not expected to have a material impact on our results of operations or financial position.

2.    Consolidated Segment Data

        During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. Additionally, during the first quarter, the results of the Tyco Global Network ("TGN") business held for sale were reclassified from the Electronics segment to Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Selected information for the Company's five segments is presented in the following table ($ in millions). Operating income by segment shown below includes net restructuring, impairment and other charges, and net (gains) losses and impairments on divestitures as described in Notes 3 and 4.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Net Revenue:
Fire and Security	$2,980.1	$2,857.2	$8,930.0	$8,386.1
Electronics	3,057.8	2,704.5	8,742.0	7,805.7
Healthcare	2,259.6	2,173.3	6,723.9	6,241.3
Engineered Products and Services(1)	1,669.2	1,185.0	4,550.4	3,459.9
Plastics and Adhesives	478.5	489.4	1,408.3	1,428.5
Corporate and Other(2)	5.8	3.2	17.3	7.0

Net revenue from external customers	$10,451.0	$9,412.6	$30,371.9	$27,328.5

Operating income:
Fire and Security	$278.3	$188.3	$749.6	$227.1
Electronics	463.6	407.3	1,267.9	1,125.1
Healthcare	615.8	557.4	1,734.2	1,514.1
Engineered Products and Services	226.0	92.1	455.2	285.2
Plastics and Adhesives	32.0	54.1	52.6	139.4
Corporate and Other(3)	(87.0)	(91.0)	(241.6)	(397.3)

Operating income	$1,528.7	$1,208.2	$4,017.9	$2,893.6

(1)
Includes $180.6 million and $528.4 million for the quarter and nine months ended June 30, 2004, respectively, to reflect sub-contract costs in net revenue and cost of revenue at Infrastructure Services. These adjustments had no impact on operating income (See Note 1).

(2)
Revenue relates to the TGN business held for sale (See Note 4).

(3)
Includes operating loss of $16.0 million and $32.6 million for the quarters ended June 30, 2004 and 2003, respectively, and $47.4 million and $89.8 million for the nine months ended June 30, 2004 and 2003, respectively, related to the TGN business held for sale (See Note 4).

3.    Restructuring Activities and Impairment Charges

       Restructuring activities and impairment charges are as follows ($ in millions):

	For the Quarters Ended June 30,
	2004			2003
	Restructuring Charges (Credits), Net	Long-lived Asset Impairments	Total Restructuring and Impairment Expenses	Total Restructuring and Impairment Expenses, Net
Fire and Security	$22.4	$1.5	$23.9	$(2.2)
Electronics	(5.6)	3.4	(2.2)	(13.1)
Healthcare	6.5	0.2	6.7	(0.6)
Engineered Products and Services	8.1	—	8.1	—
Plastics and Adhesives	6.5	2.4	8.9	—
Corporate and Other(1)	4.3	8.2	12.5	(0.5)

	42.2	15.7	57.9	(16.4)
Less: Inventory-related charges (credits) recorded in cost of sales	2.3	—	2.3	(7.0)

Restructuring, impairment and other charges, net	$39.9	$15.7	$55.6	$(9.4)

	For the Nine Months Ended June 30,
	2004			2003
	Restructuring Charges (Credits), Net	Long-lived Asset Impairments	Total Restructuring and Impairment Expenses	Total Restructuring and Impairment Expenses, Net(2)
Fire and Security	$63.3	$2.7	$66.0	$83.0
Electronics	(34.4)	3.4	(31.0)	(74.7)
Healthcare	10.0	1.2	11.2	(6.4)
Engineered Products and Services	13.3	—	13.3	—
Plastics and Adhesives	27.5	39.3	66.8	(0.4)
Corporate and Other(1)	4.2	8.2	12.4	(6.9)

	83.9	54.8	138.7	(5.4)
Less: Inventory-related charges (credits) recorded in cost of sales	2.9	—	2.9	(20.1)

Restructuring, impairment and other charges, net	$81.0	$54.8	$135.8	$14.7

(1)
Includes net restructuring credits of $0.8 million and $4.3 million for the quarter and nine months ended June 30, 2004, respectively, and a net restructuring credit of $0.4 million and a net restructuring charge of $3.8 million for the quarter and nine months ended June 30, 2003, respectively, related to the TGN business held for sale.

(2)
The nine months ended June 30, 2003 include $87.3 million of long-lived asset impairment charges almost entirely related to the Fire and Security segment.

Fiscal 2004 Charges and Credits

        The Fire and Security segment recorded net restructuring charges of $63.3 million, of which charges of $1.5 million are included in cost of sales. The $63.3 million of charges also includes charges of $68.3 million associated with streamlining the business, partially offset by credits of $6.5 million. The $68.3 million includes $52.8 million for employee severance in connection with the elimination of 3,234 positions primarily relating to manufacturing, technical, sales and marketing and general and administrative personnel throughout the world, $11.6 million for facility closures in connection with the elimination of 94 facilities throughout the world and $3.9 million in other charges. During the nine months ended June 30, 2004, the Fire and Security segment paid cash of $44.3 million related to the utilization of fiscal 2004 restructuring liabilities, consisting primarily of $35.5 million in severance for the termination of 2,714 employees.

        The Electronics segment recorded net restructuring credits of $34.4 million. The $34.4 million net restructuring credit includes credits of $45.4 million primarily related to both the gain on the sale of previously impaired cable-laying sea vessels, and to a lesser extent, to changes in estimates for severance, facility-related charges, and distribution and supplier cancellation fees recorded in prior periods. Also included within the net charge are charges of $11.0 million, of which a charge of $1.4 million is included in cost of sales, primarily for employee severance.

        The Plastics and Adhesives segment recorded a net restructuring charge of $27.5 million. The $27.5 million net charge consists primarily of charges of $15.1 million for facility closures and other costs in connection with the elimination of 24 facilities primarily in the United States and $12.4 million for employee severance. During the nine months ended June 30, 2004, the Plastics and Adhesives segment paid cash of $19.3 million related to the utilization of fiscal 2004 restructuring liabilities, consisting primarily of $8.6 million for the closure of 20 facilities and $7.9 million in severance.

        During the nine months ended June 30, 2004, the Plastics and Adhesives segment also recorded impairment charges for long-lived assets of $39.3 million related to property, plant and equipment associated with management's decision during the period to close the facilities discussed above.

        At June 30, 2004, there remained liabilities totaling $55.5 million related to fiscal 2004 restructuring and other charges on the Consolidated Balance Sheet, $41.3 of which is included in accrued expenses and other current liabilities and $14.2 million is included in other long-term liabilities.

Fiscal 2003 Charges and Credits

        The financial statement disclosures in the Company's Form 8-K filed on March 10, 2004 discuss net restructuring and other credits of $74.3 million recorded during fiscal 2003 and the related activity with respect to these charges through September 30, 2003. The remaining liability was $21.7 million as of September 30, 2003. Following is a summary of the activity with respect to these liabilities during the nine months ended June 30, 2004.

        During the nine months ended June 30, 2004, the Fire and Security segment paid cash of $10.1 million related to the utilization of fiscal 2003 restructuring liabilities, consisting primarily of $8.2 million in severance.

        During the nine months ended June 30, 2004, Corporate paid cash of $4.7 million related to the utilization of fiscal 2003 restructuring liabilities, consisting primarily of $2.5 million of severance-related costs and $2.2 million in facility-related costs.

        At June 30, 2004, there remained liabilities totaling $3.8 million related to fiscal 2003 restructuring and other charges on the Consolidated Balance Sheet, substantially all of which is included in accrued expenses and other current liabilities.

Fiscal 2002 Charges and Credits

        The disclosures in the Company's Form 8-K filed on March 10, 2004 discuss net restructuring and other charges of $1,124.3 million recorded during fiscal 2002 and the related activity with respect to these charges through September 30, 2003. The remaining liability was $247.3 million as of September 30, 2003. Following is a summary of the activity with respect to these liabilities during the nine months ended June 30, 2004.

        During the nine months ended June 30, 2004, the Electronics segment paid cash of $35.0 million related to the utilization of fiscal 2002 restructuring liabilities, consisting primarily of $13.0 million in facility-related costs, $12.5 million of distributor and supplier cancellation fees and $9.5 million in severance for the termination of 321 employees.

        During the nine months ended June 30, 2004, Corporate and Other paid approximately $29.0 million in cash related to the utilization of fiscal 2002 restructuring liabilities, $25.5 million of which related to the TGN business held for sale. The utilization included $18.2 million in facility-related costs and $10.8 million of other costs related primarily to distributor and supplier cancellation fees and severance.

        At June 30, 2004, there remained liabilities totaling $164.0 million related to fiscal 2002 restructuring and other charges on the Consolidated Balance Sheet, of which $49.8 million is included in accrued expenses and other current liabilities, and $114.2 million is included in other long-term liabilities. The remaining liabilities relate to future payments on certain long-term contractual obligations primarily rent under non-cancelable leases for vacated premises and distributor and supplier cancellation fees.

Fiscal 2001 and Prior Years' Charges and Credits

        At September 30, 2003, there remained liabilities totaling $24.6 million related to fiscal 2001 and prior years' restructuring and other charges on the Consolidated Balance Sheet. During the nine months ended June 30, 2004, the Electronics and Fire and Security segments paid cash of approximately $4.2 million and $3.6 million, respectively, for the utilization of fiscal 2001 restructuring liabilities, primarily related to facility costs. At June 30, 2004, $15.7 million of these liabilities remained on the Consolidated Balance Sheet of which $8.7 million is included in accrued expenses and other current liabilities and $7.0 million is included in other long-term liabilities. These remaining liabilities relate to future payments on certain long-term contractual obligations.

4.    Divestitures and Acquisitions

        During the first nine months of fiscal 2004, the Company divested sixteen businesses within the Fire and Security, Healthcare and Engineered Products and Services segments for aggregate proceeds of $155.6 million in cash, of which $16.3 million of the proceeds are currently held in escrow. Total assets and total liabilities of the divested businesses were $258.9 million and $68.9 million, respectively. The total assets include cash retained by the businesses sold of $11.0 million. Net revenue and net loss of these divested companies for fiscal 2004 through the date of disposition were $118.4 million and $47.1 million, respectively. Net revenue and net loss of these divested companies for the nine months ended June 30, 2003 were $160.1 million and $1.6 million, respectively. In connection with these dispositions, the Company recorded losses totaling $2.0 million. In addition, during the nine months ended June 30, 2004, the Company liquidated three businesses, the results of which are not material to the Company's results of operations or financial position. During the nine months ended June 30, 2004, the Company also recorded charges related to certain businesses held-for-sale, aggregating $80.6 million to reflect the amount by which the carrying value of such assets exceeded their estimated fair value.

        At September 30, 2003, $199.0 million in purchase accounting liabilities remained on the Consolidated Balance Sheet. A total of $139.9 million of purchase accounting liabilities related to acquisitions remained on the Consolidated Balance Sheet at June 30, 2004, of which $40.3 million are included in accrued expenses and other current liabilities and $99.6 million are included in other long-term liabilities. These liabilities primarily relate to facility-related costs (principally for rent under non-cancelable leases for vacated premises) and, to a much lesser extent, employee severance (principally for payments to employees already terminated with severance paid out over time).

        During the nine months ended June 30, 2004, the Company paid $187.1 million of cash to acquire approximately 222,500 customer contracts for electronic security services through the ADT dealer program. The cash portions of acquisition costs for the customer contracts were funded utilizing cash from operations.

Assets Held for Sale

        The following table presents balance sheet information for the TGN business and other businesses held for sale as of June 30, 2004 and September 30, 2003 ($ in millions):

	June 30, 2004	September 30, 2003
Accounts receivable	$93.4	$90.5
Inventories	11.2	12.8
Other current assets	31.2	29.1
Other assets	51.2	40.4
Property, plant and equipment, net	12.5	10.6

Total assets	$199.5	$183.4

Accounts payable	$34.9	$59.9
Accrued expenses and other current liabilities	113.6	135.3
Deferred revenue	125.6	87.8
Other long-term liabilities	9.7	1.4

Total liabilities	$283.8	$284.4

5.    Other Expense, Net

       Other expense, net is as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
(Loss) gain from early retirement of debt	$(38.0)	$—	$(42.8)	$24.1
Loss from retirement of debt	—	(151.8)	—	(151.8)
Gain (loss) on investments	1.4	—	4.4	(75.6)
Equity investee guarantee	—	—		(8.5)

	$(36.6)	$(151.8)	$(38.4)	$(211.8)

        During the quarter ended June 30, 2004, the Company purchased $303.4 million of subsidiary debt, generating a $38.0 million charge for the early retirement of debt. During the quarter ended June 30, 2003, the Company repurchased all of its 6.25% Dealer Remarketable Securities ("Drs.") due 2013. The total price paid was $902.0 million based upon the $750.0 million par value of the Drs. The portion in excess of par of $151.8 million was recorded as a loss on retirement of debt.

        During the nine months ended June 30, 2004 and 2003, the Company recorded losses of $42.8 million and $127.7 million, respectively, associated with the retirement of debt. Also, during the nine months ended June 30, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and an expense of $8.5 million associated with a bank guarantee on behalf of an equity investee.

6.    Discontinued Operations of Tyco Capital (CIT Group Inc.)

        On July 8, 2002, the Company completed the sale of 100% of the common shares of CIT Group Inc., a wholly-owned subsidiary, through an initial public offering. During the nine months ended June 30, 2003, Tyco recorded income from discontinued operations of $20.0 million, representing a restitution payment made by a former director, which was received in January 2003.

7.    Earnings Per Common Share

        The reconciliations between basic and diluted earnings per common share are as follows (in millions, except per share data):

	For the Quarter Ended June 30, 2004			For the Quarter Ended June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$922.6	2,002.0	$0.46	$566.5	1,995.0	$0.28
Share options, restricted shares and deferred stock units	—	17.3		—	5.8
Assumed exchange of convertible debentures	27.3	202.6		26.4	203.0

Diluted earnings per common share:
Income from continuing operations, giving effect to dilutive adjustments	$949.9	2,221.9	$0.43	$592.9	2,203.8	$0.27

	For the Nine Months Ended June 30, 2004			For the Nine Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Income from continuing operations	$2,424.2	1,999.3	$1.21	$1,256.7	1,994.7	$0.63
Share options, restricted shares and deferred stock units	—	14.2		—	4.9
Assumed exchange of convertible debentures	82.8	202.7		49.9	126.6

Diluted earnings per common share:
Income from continuing operations, giving effect to dilutive adjustments	$2,507.0	2,216.2	$1.13	$1,306.6	2,126.2	$0.61

        The computation of diluted earnings per common share for the quarter and nine months ended June 30, 2004 excludes the effect of the potential exercise of options to purchase approximately 67.2 million and 86.4 million shares, respectively, because the effect would be anti-dilutive. The computation of diluted earnings per common share for the quarter and nine months ended June 30, 2003 excludes the potential exercise of options to purchase approximately 112.4 million and 114.9 million shares, respectively, because the effect would be anti-dilutive. Dilutive earnings per common share for both the quarter and nine months ended June 30, 2003 excludes 33.0 million shares related to the Company's zero coupon senior convertible debentures due 2020 because conversion conditions had not been met.

Dividends

        Tyco paid a quarterly cash dividend of $0.0125 per common share in each of the first three quarters of fiscal 2004 and fiscal 2003.

8.    Sale of Accounts Receivable

        During the nine months ended June 30, 2004, the Company reduced outstanding balances under its accounts receivable securitization programs by $533.1 million, of which, $461.9 million relates to two of its corporate accounts receivable securitization programs. The remainder was a reduction under non-corporate programs. At June 30, 2004 and September 30, 2003, the availability under corporate programs was $875 million and $1,025 million, respectively. At June 30, 2004 and September 30, 2003, $350 million and $803 million, respectively, was utilized.

9.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2003	$8,126.9	$7,604.1	$6,414.7	$3,075.8	$717.2	$25,938.7
Adjustments to purchase accounting liabilities and fair value adjustments related to prior year acquisitions	(22.8)	(30.1)	27.9	4.6	—	(20.4)
Goodwill related to fiscal 2004 acquisition	—	—	—	9.3	—	9.3
Divestiture-related goodwill	(80.7)	(24.5)	—	(4.2)	—	(109.4)
Foreign currency translation	164.9	51.6	9.2	99.5	6.1	331.3

Balance at June 30, 2004	$8,188.3	$7,601.1	$6,451.8	$3,185.0	$723.3	$26,149.5

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	At June 30, 2004			At September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,537.2	$2,039.3	12 years	$4,413.7	$1,737.9	12 years
Intellectual property	3,547.2	802.9	21 years	3,608.6	692.7	21 years
Other	241.9	64.9	27 years	260.6	62.3	27 years

Total	$8,326.3	$2,907.1	17 years	$8,282.9	$2,492.9	17 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. In addition, intangible assets that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

        During the quarter ended June 30, 2004, the Company reassessed the useful lives of certain intangible assets. This reassessment resulted in an immaterial charge to amortization expense due to shortening the amortization periods for certain patents and reclassifying certain tradenames to indefinite-lived intangible assets. The intangible asset classifications as of September 30, 2003 have been conformed to the current period presentation.

        As of June 30, 2004 and September 30, 2003, the Company had $571.0 million and $571.4 million of intangible assets not subject to amortization, respectively. These assets primarily relate to intellectual property and consist of approximately $389 million of tradenames in our Healthcare segment, $154 million of intellectual property (primarily trademarks) in our Fire and Security segment and $28 million of other intangible assets not subject to amortization.

        Intangible asset amortization expense for the quarters ended June 30, 2004 and 2003 was $186.9 million and $179.4 million, respectively. Intangible asset amortization expense for the nine months ended June 30, 2004 and 2003 was $537.6 million and $548.2 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for fiscal 2005, $550 million for fiscal 2006, $500 million for fiscal 2007, $450 million for fiscal 2008, and $400 million for fiscal 2009.

10.    Debt

        Debt is as follows(1) ($ in millions):

	June 30, 2004	September 30, 2003
6.0% notes due 2003	$—	$72.8
5.875% public notes due 2004(6)	400.0	400.0
4.375% Euro denominated notes due 2004(6)	609.1	573.4
6.375% public notes due 2005(6)	749.6	749.3
6.75% notes due 2005	76.8	76.7
6.375% public notes due 2006	998.9	998.5
Variable rate unsecured revolving credit facility due 2006(2)	—	2,000.0
5.8% public notes due 2006	699.4	696.8
6.125% Euro denominated public notes due 2007	729.7	686.7
6.5% notes due 2007	99.5	99.5
2.75% convertible senior debentures due 2018 with a 2008 put option	3,000.0	3,000.0
6.125% public notes due 2008	398.7	398.5
8.2% notes due 2008(3)	85.5	388.8
5.50% Euro denominated notes due 2008	832.9	784.1
6.125% public notes due 2009	398.3	398.0
Zero coupon convertible subordinated debentures due 2010	23.4	27.0
6.75% public notes due 2011	998.6	998.4
6.375% public notes due 2011	1,499.7	1,499.6
6.50% British pound denominated public notes due 2011	364.9	330.5
6.0% notes due 2013(4)	996.0	—
7.0% debentures due 2013	86.4	86.3
3.125% convertible senior debentures due 2023 with a 2015 put option	1,500.0	1,500.0
Zero coupon convertible senior debentures due 2020(5)	1.7	2,476.5
Zero coupon convertible senior debentures due 2021	0.7	0.7
7.0% public notes due 2028	497.1	497.0
6.875% public notes due 2029	789.4	789.1
6.50% British pound denominated public notes due 2031	519.4	470.4
Other(6)	729.0	970.5

Total debt	17,084.7	20,969.1
Less current portion	2,014.1	2,718.4

Long-term debt	$15,070.6	$18,250.7

(1)
Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2)
In December 2003, Tyco International Group S.A. ("TIG") entered into a $1.0 billion 364-day revolving bank credit facility which includes a one year term-out option and a $1.5 billion 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006. As of June 30, 2004, there were no outstanding borrowings under either facility.

(3)
During the quarter ended June 30, 2004, the company purchased $303.4 million of these notes for cash of $345.7 million, including accrued interest, which resulted in a $38.0 million loss on the early retirement of debt.

(4)
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

(5)
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

(6)
These instruments, plus $255.4 million of the amount shown as other, comprise the current portion of long-term debt as of June 30, 2004.

        Our bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to our operations. We are currently in compliance with all of our debt covenants.

11.    Commitments and Contingencies

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2003.

        The Company has obligations under an off-balance sheet leasing arrangement for five cable-laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of June 30, 2004 and September 30, 2003, $54.3 million and $10.4 million, respectively, has been accrued for this obligation based on an estimate of the fair value of the vessels resulting from a third-party valuation.

        At June 30, 2004, the Company had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million was not accrued at June 30, 2004, as the outcome of this contingency cannot be reasonably determined.

        In June 2004, TIG entered into a $500 million three-year unsecured letter of credit facility. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIG may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to TIG's bank credit facilities entered into during December 2003 and the indenture related to TIG's 6% Notes due 2013 issued in November 2003. TIG would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this facility during the quarter ended June 30, 2004 enabled the release of approximately $479 million of restricted cash and investments.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws, as well as in a number of derivative actions. In the consolidated derivative action, members of our current Board of Directors have been added to the case as defendants. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions, derivative actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Attorney for the District of New Hampshire, the Department of Labor and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in our Fire and Security segment received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As disclosed in our restated financial statements filed on Form 10-K/A and Form 10-Q/A on July 29, 2003, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

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

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), subsidiaries of Tyco, are parties to a consolidated patent infringement action against Masimo Corporation ("Masimo"), et al., in the United States District Court for the Central District of California, in which Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $29.5 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor plans to appeal the jury's infringement decision on the remaining two Masimo patents to the Court of Appeals for the Federal Circuit. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's consolidated financial statements with respect to this damage award.

        Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, subsidiaries of Tyco, are defendants in a separate lawsuit brought by Masimo also pending in the United States District Court for the Central District of California. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on September 7, 2004. At this time, Tyco cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that Tyco will be required to pay an award of damages in the antitrust lawsuit.

        U.S. Surgical Corp., a subsidiary of Tyco, is the defendant in a patent infringement lawsuit brought by Applied Medical Resources Corp. ("Applied Medical") in the United States District Court for the Central District of California. In February 2002, the district court held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor holding that two other Applied Medical patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful. The district court has scheduled a hearing for September 20, 2004 to consider U.S. Surgical's motion to set aside the jury's finding on willfulness. If the willfulness finding is upheld, the district court has discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. The district court will also consider during post trial proceedings what pre-judgment interest, if any, should be awarded. Tyco has an accrual related to this matter, and believes that the ultimate resolution will not have a material adverse effect on its financial position, results of operations or cash flows.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied

Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. Trial is currently scheduled to commence in March 2005. At this time, Tyco cannot predict the outcome of this patent infringement case and, therefore, it is not possible to estimate the amount of loss or range of potential losses that might result from an adverse judgment or settlement in this matter.

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with fiscal 2003 revenue of $24 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiry. We do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flows.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 30, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $150 million to $456 million. As of June 30, 2004, Tyco concluded that the best probable estimate within this range is approximately $277 million, of which $50 million is included in accrued expenses and other current liabilities and $227 million is included in other long-term liabilities on our Consolidated Balance Sheet. In view of the Company's financial position and accruals for environmental matters of $277 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        Tyco's involvement in asbestos cases has been limited because our subsidiaries did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. We will continue to vigorously defend these lawsuits and we have not suffered an adverse verdict in a trial court proceeding related to asbestos claims.

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of June 30, 2004, there were approximately 14,000 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows.

12.    Retirement Plans

        The net periodic pension cost for all U.S. and non-U.S. defined benefit pension plans includes the following components ($ in millions):

	U.S. Plans
	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Service cost	$6.4	$6.4	$19.2	$19.2
Interest cost	32.3	32.7	96.9	98.1
Expected return on plan assets	(28.4)	(24.8)	(85.2)	(74.4)
Recognition of initial net asset	(0.2)	(0.3)	(0.6)	(0.8)
Recognition of prior service cost	0.7	0.7	2.1	2.1
Recognition of net actuarial loss	11.7	9.8	35.1	29.4
Curtailment/settlement loss	—	2.4	—	7.2
Cost of special termination benefits	—	0.1	—	0.2

Net periodic benefit cost	$22.5	$27.0	$67.5	$81.0

	Non-U.S. Plans
	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Service cost	$24.3	$21.2	$72.9	$63.6
Interest cost	28.8	25.3	86.4	75.9
Expected return on plan assets	(20.0)	(18.7)	(60.0)	(56.1)
Recognition of initial net obligation	0.1	0.1	0.3	0.3
Recognition of prior service cost	0.2	0.3	0.6	0.9
Recognition of net actuarial loss	12.0	10.8	36.0	32.4
Curtailment/settlement loss	0.8	2.2	2.4	6.6
Cost of special termination benefits	—	0.3	—	0.9

Net periodic benefit cost	$46.2	$41.5	$138.6	$124.5

        As of June 30, 2004, the Company has made $172.8 million of voluntary contributions to its U.S. pension plans. The Company expects to make an additional voluntary pension contribution prior to September 30, 2004.

        Net periodic postretirement benefit cost reflects the following components ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Service cost	$0.6	$0.5	$1.8	$1.5
Interest cost	5.3	5.9	15.9	17.7
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognition of prior service credit	(1.2)	(0.8)	(3.6)	(2.4)
Recognition of net actuarial loss	2.0	1.8	6.0	5.4
Curtailment/settlement gain	—	(0.6)	—	(1.8)

Net periodic benefit cost	$6.6	$6.7	$19.8	$20.1

13.    Comprehensive Income

        Total comprehensive income and its components are as follows ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$922.6	$566.5	$2,424.2	$1,276.7
Unrealized (loss) gain on securities, net of tax	(1.1)	1.7	0.5	(1.1)
Changes in fair values of derivatives qualifying as cash flow hedges	(6.4)	0.2	(6.3)	(1.9)
Foreign currency translation adjustments	(112.6)	652.3	569.1	1,290.2

Total comprehensive income	$802.5	$1,220.7	$2,987.5	$2,563.9

14.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below ($ in millions):

	June 30, 2004	September 30, 2003
Purchased materials and manufactured parts	$1,173.6	$1,095.3
Work in process	1,027.6	942.7
Finished goods	2,329.8	2,254.2

Inventories	$4,531.0	$4,292.2

Short-term investments	$25.8	$51.4
Short-term investments (restricted)	21.3	424.9
Contracts in process	368.5	387.2
Prepaid expenses and other	1,243.0	1,185.3

Other current assets	$1,658.6	$2,048.8

Land	$567.4	$563.7
Buildings	2,823.6	2,810.1
Subscriber systems	4,910.1	4,930.5
Machinery and equipment	10,189.3	10,146.5
Leasehold improvements	370.1	362.7
Construction in progress	609.6	550.0
Accumulated depreciation	(9,683.9)	(9,063.7)

Property, plant and equipment, net	$9,786.2	$10,299.8

Non-current restricted cash	$71.8	$303.0
Long-term investments	243.9	162.1
Long-term investments (restricted)	6.7	45.3
Deferred income taxes	2,140.6	2,157.0
Other	1,666.0	1,609.6

Other assets	$4,129.0	$4,277.0

Accrued payroll and payroll related costs	$926.8	$861.8
Contracts in process—billings in excess of cost	315.7	327.6
Deferred income taxes	51.7	27.9
Accrued expenses and other	3,045.4	3,109.4

Accrued expenses and other current liabilities	$4,339.6	$4,326.7

Deferred revenue non-current portion	$1,120.0	$1,192.2
Deferred income taxes	1,497.2	1,554.7
Other	5,719.0	5,492.8

Other liabilities	$8,336.2	$8,239.7

15.    Supplementary Cash Flow Information

	For the Nine Months Ended June 30,
	2004	2003
Net repayments of short-term debt	$(2,648.8)	$(7,995.6)
Proceeds from issuance of long-term debt	2,224.5	4,387.5
Repayments of long-term debt	(3,595.7)	—

	$(4,020.0)	$(3,608.1)

16.    Guarantees

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. Management does not believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 for a discussion of these liabilities.

        Due to the Company's exiting of certain operations as part of restructuring plans, acquisitions, or otherwise, the Company has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to the Company's financial position, results of operations or cash flows.

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

        Following is a roll forward of the Company's warranty accrual for the quarter and nine months ended June 30, 2004 ($ in millions).

	For the Quarter Ended June 30, 2004	For the Nine Months Ended June 30, 2004
Balance at beginning of period	$339.9	$380.3
Accruals for warranties issued during the period	15.7	38.3
Changes in estimates related to pre-existing warranties	(1.2)	4.8
Settlements made	(39.6)	(111.9)
Foreign currency translation	(0.7)	2.6

Balance at June 30, 2004	$314.1	$314.1

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

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended June 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,451.0	$—	$10,451.0
Cost of revenue	—	—	6,647.6	—	6,647.6
Selling, general and administrative expenses	22.9	20.5	2,178.5	—	2,221.9
Restructuring, impairment and other charges, net	—	—	55.6	—	55.6
Gains on divestitures, net	—	—	(2.8)	—	(2.8)

Operating (loss) income	(22.9)	(20.5)	1,572.1	—	1,528.7
Interest income	0.1	4.8	10.8	—	15.7
Interest expense	—	(193.4)	(30.4)	—	(223.8)
Other expense, net	—	—	(36.6)	—	(36.6)
Equity in net income of subsidiaries	1,258.2	766.0	—	(2,024.2)	—
Intercompany interest and fees	(312.8)	196.9	115.9	—	—

Income before income taxes and minority interest	922.6	753.8	1,631.8	(2,024.2)	1,284.0
Income taxes	—	—	(358.5)	—	(358.5)
Minority interest	—	—	(2.9)	—	(2.9)

Net income	$922.6	$753.8	$1,270.4	$(2,024.2)	$922.6

CONSOLIDATING STATEMENT OF OPERATIONS
Quarter Ended June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,412.6	$—	$9,412.6
Cost of revenue	—	—	6,013.7	—	6,013.7
Selling, general and administrative expenses	10.2	1.2	2,188.7	—	2,200.1
Restructuring, impairment and other credits, net	—	—	(9.4)	—	(9.4)

Operating (loss) income	(10.2)	(1.2)	1,219.6	—	1,208.2
Interest income	0.6	6.1	33.0	—	39.7
Interest expense	(9.4)	(247.7)	(30.5)	—	(287.6)
Other expense, net	—	(151.8)	—	—	(151.8)
Equity in net income of subsidiaries	728.5	438.9	—	(1,167.4)	—
Intercompany interest and fees	(143.0)	394.5	(251.5)	—	—

Income before income taxes and minority interest	566.5	438.8	970.6	(1,167.4)	808.5
Income taxes	—	—	(241.1)	—	(241.1)
Minority interest	—	—	(0.9)	—	(0.9)

Net income	$566.5	$438.8	$728.6	$(1,167.4)	$566.5

CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$30,371.9	$—	$30,371.9
Cost of revenue	—	—	19,555.0	—	19,555.0
Selling, general and administrative expenses	53.9	(0.4)	6,527.1	—	6,580.6
Restructuring, impairment and other charges, net	—	—	135.8	—	135.8
Losses and impairments on divestitures, net	—	—	82.6	—	82.6

Operating (loss) income	(53.9)	0.4	4,071.4	—	4,017.9
Interest income	0.4	20.1	35.1	—	55.6
Interest expense	(4.7)	(617.9)	(92.5)	—	(715.1)
Other expense, net	—	(4.8)	(33.6)	—	(38.4)
Equity in net income of subsidiaries	3,410.6	2,008.7	—	(5,419.3)	—
Intercompany interest and fees	(928.2)	604.1	324.1	—	—

Income before income taxes and minority interest	2,424.2	2,010.6	4,304.5	(5419.3)	3,320.0
Income taxes	—	—	(884.6)	—	(884.6)
Minority interest	—	—	(11.2)	—	(11.2)

Net income	$2,424.2	$2,010.6	$3,408.7	$(5,419.3)	$2,424.2

CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$27,328.5	$—	$27,328.5
Cost of revenue	—	—	17,601.2	—	17,601.2
Selling, general and administrative expenses	135.0	2.2	6,681.8	—	6,819.0
Restructuring, impairment and other (credits) charges, net	—	(0.1)	14.8	—	14.7

Operating (loss) income	(135.0)	(2.1)	3,030.7	—	2,893.6
Interest income	1.1	26.5	59.7	—	87.3
Interest expense	(33.8)	(769.0)	(73.6)	—	(876.4)
Other income (expense), net	22.9	(159.1)	(75.6)	—	(211.8)
Equity in net income of subsidiaries	1,835.6	837.2	—	(2,672.8)	—
Intercompany interest and fees	(414.1)	903.8	(489.7)	—	—

Income from continuing operations before income taxes and minority interest	1,276.7	837.3	2,451.5	(2,672.8)	1,892.7
Income taxes	—	(0.1)	(633.3)	—	(633.4)
Minority interest	—	—	(2.6)	—	(2.6)

Income from continuing operations	1,276.7	837.2	1,815.6	(2,672.8)	1,256.7
Income from discontinued operations of Tyco Capital, net of tax	—	—	20.0	—	20.0

Net income	$1,276.7	$837.2	$1,835.6	$(2,672.8)	$1,276.7

CONSOLIDATING BALANCE SHEET
June 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$3.1	$2,134.0	$1,888.2	$—	$4,025.3
Restricted cash	—	—	53.3	—	53.3
Accounts receivable, net	2.8	—	6,397.2	—	6,400.0
Inventories	—	—	4,531.0	—	4,531.0
Intercompany receivables	210.5	735.6	9,927.4	(10,873.5)	—
Other current assets	10.1	47.7	2,403.8	—	2,461.6

Total current assets	226.5	2,917.3	25,200.9	(10,873.5)	17,471.2
Property, Plant and Equipment, Net	0.4	0.2	9,785.6	—	9,786.2
Goodwill	—	0.7	26,148.8	—	26,149.5
Intangible Assets, Net	—	—	5,419.2	—	5,419.2
Investment in Subsidiaries	56,523.7	45,251.0	—	(101,774.7)	—
Intercompany Loans Receivable	—	19,599.5	23,757.5	(43,357.0)	—
Other Assets	24.0	219.5	3,885.5	—	4,129.0

Total Assets	$56,774.6	$67,988.2	$94,197.5	$(156,005.2)	$62,955.1

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,758.7	$255.4	$—	$2,014.1
Accounts payable	0.6	0.1	2,741.1	—	2,741.8
Accrued expenses and other current liabilities	33.8	263.3	4,042.5	—	4,339.6
Intercompany payables	8,466.2	1,461.2	946.1	(10,873.5)	—
Deferred revenue	—	—	785.1	—	785.1

Total current liabilities	8,500.6	3,483.3	8,770.2	(10,873.5)	9,880.6
Long-Term Debt	1.6	14,180.1	888.9	—	15,070.6
Intercompany Loans Payable	18,615.0	5,142.5	19,599.5	(43,357.0)	—
Other Liabilities	57.5	71.8	8,206.9	—	8,336.2

Total Liabilities	27,174.7	22,877.7	37,465.5	(54,230.5)	33,287.4

Minority Interest	—	—	67.8	—	67.8
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	404.5	—	(2.9)	—	401.6
Other shareholders' equity	29,195.4	45,110.5	51,987.1	(97,094.7)	29,198.3

Total Shareholders' Equity	29,599.9	45,110.5	56,664.2	(101,774.7)	29,599.9

Total Liabilities and Shareholders' Equity	$56,774.6	$67,988.2	$94,197.5	$(156,005.2)	$62,955.1

CONSOLIDATING BALANCE SHEET
September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$47.0	$2,281.9	$1,857.8	$—	$4,186.7
Restricted cash	—	65.0	76.8	—	141.8
Accounts receivable, net	—	—	5,714.8	—	5,714.8
Inventories	—	—	4,292.2	—	4,292.2
Intercompany receivables	111.0	442.7	6,091.8	(6,645.5)	—
Other current assets	—	431.2	2,472.8	—	2,904.0

Total current assets	158.0	3,220.8	20,506.2	(6,645.5)	17,239.5
Property, Plant and Equipment, Net	0.5	0.2	10,299.1	—	10,299.8
Goodwill	—	0.7	25,938.0	—	25,938.7
Intangible Assets, Net	—	—	5,790.0	—	5,790.0
Investment in Subsidiaries	52,327.9	42,726.9	—	(95,054.8)	—
Intercompany Loans Receivable	218.3	19,704.8	24,168.2	(44,091.3)	—
Other Assets	23.4	502.2	3,751.4	—	4,277.0

Total Assets	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,476.5	$—	$241.9	$—	$2,718.4
Accounts payable	1.3	0.4	2,715.0	—	2,716.7
Accrued expenses and other current liabilities	50.8	271.3	4,004.6	—	4,326.7
Intercompany payables	5,162.4	929.4	553.7	(6,645.5)	—
Deferred revenue	—	—	810.5	—	810.5

Total current liabilities	7,691.0	1,201.1	8,325.7	(6,645.5)	10,572.3
Long-Term Debt	—	16,816.7	1,434.0	—	18,250.7
Intercompany Loans Payable	18,615.0	5,553.2	19,923.1	(44,091.3)	—
Other Liabilities	53.1	—	8,186.6	—	8,239.7

Total Liabilities	26,359.1	23,571.0	37,869.4	(50,736.8)	37,062.7

Minority Interest	—	—	113.3	—	113.3
Shareholders' Equity:
Preference shares	—	—	4,680.0	(4,680.0)	—
Common shares	403.8	—	(4.2)	—	399.6
Other shareholders' equity	25,965.2	42,584.6	47,794.4	(90,374.8)	25,969.4

Total Shareholders' Equity	26,369.0	42,584.6	52,470.2	(95,054.8)	26,369.0

Total Liabilities and Shareholders' Equity	$52,728.1	$66,155.6	$90,452.9	$(145,791.6)	$63,545.0

CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,292.4	$384.0	$1,256.6	$—	$3,933.0

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(673.9)	—	(673.9)
Acquisition of businesses, net of cash acquired	—	—	(13.9)	—	(13.9)
Acquisition of customer accounts (ADT dealer program)	—	—	(187.1)	—	(187.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(83.0)	—	(83.0)
Disposal of businesses, net of cash retained by businesses sold	—	—	144.7	—	144.7
Decrease in short-term investments	—	403.7	7.6	—	411.3
Decrease (increase) in long-term investments	—	45.3	(63.8)	—	(18.5)
Net decrease (increase) in intercompany loans	218.3	(271.6)	—	53.3	—
Decrease (increase) in current and non-current restricted cash	—	315.8	(12.9)	—	302.9
Other	—	(0.1)	(11.9)	0.1	(11.9)

Net cash provided by (used in) investing activities	218.3	493.1	(894.2)	53.4	(129.4)

Cash Flows From Financing Activities:
Net repayments of debt	(2,479.6)	(1,025.0)	(515.4)	—	(4,020.0)
Proceeds from exercise of share options	—	—	124.2	—	124.2
Dividends paid	(75.1)	—	—	—	(75.1)
Net financing from parent	—	—	53.3	(53.3)	—
Other	0.1	—	(20.7)	(0.1)	(20.7)

Net cash used in financing activities	(2,554.6)	(1,025.0)	(358.6)	(53.4)	(3,991.6)

Effect of foreign currency translation on cash	—	—	26.6	—	26.6
Net (decrease) increase in cash and cash equivalents	(43.9)	(147.9)	30.4	—	(161.4)
Cash and cash equivalents at beginning of period	47.0	2,281.9	1,857.8	—	4,186.7

Cash and cash equivalents at end of period	$3.1	$2,134.0	$1,888.2	$—	$4,025.3

CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended June 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities from continuing operations	$1,303.1	$282.6	$1,984.1	$—	$3,569.8
Net cash provided by operating activities from discontinued operations	—	—	20.0	—	20.0

Net cash provided by operating activities	1,303.1	282.6	2,004.1	—	3,589.8

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net	—	—	(904.1)	—	(904.1)
Construction of Tyco Global Network	—	—	(118.4)	—	(118.4)
Acquisition of businesses, net of cash acquired	—	—	(34.6)	—	(34.6)
Acquisition of customer accounts (ADT dealer program)	—	—	(506.2)	—	(506.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(227.3)	—	(227.3)
Disposal of businesses	—	—	8.0	—	8.0
Increase in short-term investments	—	(351.4)	—	—	(351.4)
Decrease (increase) in long-term investments	0.1	(45.3)	33.0	—	(12.2)
Net decrease in intercompany loans	—	845.5	—	(845.5)	—
Net increase in investment in subsidiaries	(2.4)	—	—	2.4	—
Increase in current and non-current restricted cash	—	(138.1)	(64.5)	—	(202.6)
Other	—	—	72.3	—	72.3

Net cash (used in) provided by investing activities	(2.3)	310.7	(1,741.8)	(843.1)	(2,276.5)

Cash Flows From Financing Activities:
Net repayments of debt	(1,062.8)	(2,427.8)	(117.5)	—	(3,608.1)
Proceeds from exercise of share options	—	—	7.8	—	7.8
Dividends paid	(75.6)	—	—	—	(75.6)
Net financing repayments to parent	—	—	(845.5)	845.5	—
Net capital contributions from parent	—	—	2.4	(2.4)	—
Other	—	—	(7.7)	—	(7.7)

Net cash used in financing activities	(1,138.4)	(2,427.8)	(960.5)	843.1	(3,683.6)

Effect of currency translation on cash	—	—	111.3	—	111.3
Net increase (decrease) in cash and cash equivalents	162.4	(1,834.5)	(586.9)	—	(2,259.0)
Cash and cash equivalents at beginning of period	37.6	2,970.7	3,177.4	—	6,185.7

Cash and cash equivalents at end of period	$200.0	$1,136.2	$2,590.5	$—	$3,926.7

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

        Information for all periods presented below reflects the grouping of Tyco's businesses into five segments, consisting of Fire and Security, Electronics, Healthcare, Engineered Products and Services, and Plastics and Adhesives.

        During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. Additionally, during the first quarter, the results of the Tyco Global Network ("TGN") business held for sale were reclassified from the Electronics segment to Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

Overview

        Net revenue increased 11.0% during the quarter ended June 30, 2004 to $10,451.0 million from $9,412.6 million in the quarter ended June 30, 2003. Tyco had income from continuing operations of $922.6 million for the quarter ended June 30, 2004, up from $566.5 million in the quarter ended June 30, 2003. Income from continuing operations for the quarter ended June 30, 2004 included net charges totaling $93.1 million, consisting of the following: (i) net restructuring, impairment and other charges of $57.9 million, of which charges of $2.3 million are included in cost of sales; (ii) net gains on divestitures totaling $2.8 million; and (iii) a loss of $38.0 million associated with the early retirement of debt. Income from continuing operations for the quarter ended June 30, 2003 included net charges totaling $160.4 million consisting of the following: (i) net restructuring, impairment and other credits of $34.7 million, of which credits of $7.0 million are included in cost of sales and credits of $18.3 million are included in general and administrative expenses, primarily related to changes in estimates to restructuring and other charges recorded in prior periods; (ii) other charges of $62.0 million, of which $42.0 million is included in selling, general and administrative expenses related to uncollectible accounts receivable and product warranty accruals and $20.0 million is included in cost of sales; (iii) a loss of $151.8 million from the retirement of debt; and (iv) other interest income of $18.7 million.

        Net revenue increased 11.1% during the nine months ended June 30, 2004 to $30,371.9 million from $27,328.5 million in the nine months ended June 30, 2003. Tyco had income from continuing operations of $2,424.2 million for the nine months ended June 30, 2004, up from $1,256.7 million in the nine months ended June 30, 2003. Income from continuing operations for the nine months ended June 30, 2004 included net charges totaling $259.3 million, consisting of the following: (i) net restructuring, impairment and other charges of $138.7 million, of which charges of $2.9 million are included in cost of sales; (ii) net losses and impairments on divestitures totaling $82.6 million; and (iii) a loss of $38.0 million associated with the early retirement of debt. Income from continuing operations for the nine months ended June 30, 2003 included charges totaling $744.9 million consisting of the following: (i) charges recorded in the second quarter for changes in estimates of $388.7 million which arose from the Company's intensified internal audits and detailed controls and operating reviews; (ii) a charge of $91.5 million for a retroactive, incremental premium on prior period directors and officers insurance; (iii) net restructuring and impairment charges of $93.7 million, of which credits of $7.2 million are included in cost of sales and charges of $36.8 million are included in general and administrative expenses; (iv) other charges of $62.0 million, of which $42.0 million is included in selling, general and administrative expenses related to uncollectible accounts receivable and product warranty accruals and $20.0 million is included in cost of sales; (v) net loss of $127.7 million related to the retirement of debt; and (vi) other interest income of $18.7 million.

        The following table details net revenue and earnings for the quarters and nine months ended June 30, 2004 and 2003 ($ in millions):

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue from product sales	$8,368.8	$7,505.6	$24,130.6	$21,871.7
Service revenue	2,082.2	1,907.0	6,241.3	5,456.8

Net revenue	$10,451.0	$9,412.6	$30,371.9	$27,328.5

Operating income	$1,528.7	$1,208.2	$4,017.9	$2,893.6
Interest income	15.7	39.7	55.6	87.3
Interest expense	(223.8)	(287.6)	(715.1)	(876.4)
Other expense, net	(36.6)	(151.8)	(38.4)	(211.8)

Income from continuing operations before income taxes and minority interest	1,284.0	808.5	3,320.0	1,892.7
Income taxes	(358.5)	(241.1)	(884.6)	(633.4)
Minority interest	(2.9)	(0.9)	(11.2)	(2.6)

Income from continuing operations	922.6	566.5	2,424.2	1,256.7
Income from discontinued operations of Tyco Capital, net of $0 tax	—	—	—	20.0

Net income	$922.6	$566.5	$2,424.2	$1,276.7

        For the quarter ended June 30, 2004, net revenue, operating income and margins, increased at each segment, except Plastics and Adhesives. Operating income for the quarter ended June 30, 2004 was $1,528.7 million as compared to $1,208.2 million for the quarter ended June 30, 2003. The effect of changes in foreign currency exchange rates for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 was an increase in net revenue of $315.5 million, primarily in the Fire and Security, Electronics and Engineered Products and Services segments and, to a lesser extent, in the Healthcare segment. The effect of changes in foreign currency exchange rates on operating income during the quarter was an increase of $24.6 million, primarily in the Healthcare and Electronics segments, partially offset by a decrease in Corporate and Other.

        For the nine months ended June 30, 2004, net revenue, operating income and margins increased at each segment, except Plastics and Adhesives. Operating income for the nine months ended June 30, 2004 was $4,017.9 million as compared to $2,893.6 million for the nine months ended June 30, 2003. Foreign currency exchange rates for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 contributed to an increase in net revenue of $1,469.4 million, primarily in the Fire and Security and Electronics segments and, to a lesser extent, in the Engineered Products and Services and Healthcare segments. Foreign currency exchange rates during the nine months contributed to an increase in operating income of $162.7 million, primarily in the Electronics and Healthcare segments and, to a lesser extent, in the Fire and Security and Engineered Products and Services segments partially offset by a decrease in Corporate and Other.

        Additionally, Tyco is continuing to pursue the divestiture of non-core businesses. As part of this divestiture program, Tyco intends to sell the TGN, its undersea fiber optic telecommunications network, which was written down to its net estimated realizable value during the fourth quarter of fiscal 2003. The remaining businesses being considered for sale had combined annualized revenue of approximately $2.0 billion in fiscal 2003, which represents about 6% of the Company's annual net revenue. Measured on the basis of revenue, more than half of the businesses are in the Fire and Security segment. We expect our execution of potential divestitures to accelerate during the remainder of fiscal 2004. Based on such developments in potential transactions, we may be required to take future charges with respect to these businesses considered for disposition.

        During the quarter and nine months ended June 30, 2004, we made progress with respect to the comprehensive cost reduction program that began in fiscal 2003. Restructuring activities during the quarter and nine months are discussed within the segment data below. We expect increased activity during the remainder of fiscal 2004.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenue and Operating Income and Margins

Fire and Security

        The following table sets forth revenue and operating income and margins for the Fire and Security segment ($ in millions):

	For the Quarters Ended June 30,
	2004	2003
Revenue from product sales	$1,381.4	$1,283.4
Service revenue	1,598.7	1,573.8

Net revenue	$2,980.1	$2,857.2

Operating income	$278.3	$188.3
Operating margins	9.3%	6.6%

        Net revenue for the Fire and Security segment increased 4.3% in the quarter ended June 30, 2004 over the quarter ended June 30, 2003, consisting of a 7.6% increase in product revenue and a 1.6% increase in service revenue. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates ($105.4 million) partially offset by the effects of divestitures. To a lesser extent, the increase in net revenues was due to higher sales volume at Tyco Safety Products and stronger sales to retailers within worldwide security. A majority of this increase was offset by weakness in the worldwide fire services business.

        The increase in operating income and margins was due to increased sales volumes at Tyco Safety Products and improvements within worldwide security related primarily to the combined impact of a stronger retailer market environment and continued cost reductions. The manufacturing efficiencies and cost reductions partly reflect the benefits of the restructuring activities. These increases were partially offset by net restructuring, impairment and divestiture charges totaling $17.4 million, substantially all of which is associated with the comprehensive cost reduction measures that began during fiscal 2003. Additionally, operating income and margins benefited in the quarter ended June 30, 2004 over the same period in the prior year due to charges of $62.0 million recorded during the quarter ended June 30, 2003 primarily associated with uncollectible receivables ($33 million) and product warranty accruals ($17 million).

        Attrition rates for customers in our global electronic security services business decreased slightly to an average of 15.8% on a trailing twelve-month basis as of June 30, 2004, as compared to 15.9% as of March 31, 2004.

Electronics

        The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

	For the Quarters Ended June 30,
	2004	2003
Revenue from product sales	$2,948.8	$2,592.3
Service revenue	109.0	112.2

Net revenue	$3,057.8	$2,704.5

Operating income	$463.6	$407.3
Operating margins	15.2%	15.1%

        Net revenue for the Electronics segment increased 13.1% in the quarter ended June 30, 2004 over the quarter ended June 30, 2003. The increase in net revenue was primarily a result of growth in our existing businesses specifically, the automotive, computer, consumer electronics, communications and industrial and commercial markets. However, we continue to experience a decrease in sales of Power Systems products in North America and in our electrical services business. To a lesser extent, the increase in net revenue resulted from favorable changes in foreign currency exchange rates ($91 million).

        Operating income and margins increased primarily as a result of the increased sales discussed above. Operating income for the quarter ended June 30, 2004 includes net restructuring and impairment credits of $2.2 million while operating income for the quarter ended June 30, 2003 includes a restructuring credit of $13.1 million, of which $7.0 million is included in cost of sales, related to changes in estimates for severance, facilities-related charges, and distributor and supplier cancellation fees recorded in prior periods.

Healthcare

        The following table sets forth revenue and operating income and margins for the Healthcare segment ($ in millions):

	For the Quarters Ended June 30,
	2004	2003
Revenue from product sales	$2,242.4	$2,154.7
Service revenue	17.2	18.6

Net revenue	$2,259.6	$2,173.3

Operating income	$615.8	$557.4
Operating margins	27.3%	25.6%

        Net revenue for the Healthcare segment increased 4.0% in the quarter ended June 30, 2004 over the quarter ended June 30, 2003. The increase in net revenue resulted primarily from favorable foreign currency exchange rates ($43.8 million) and growth in our existing businesses. Growth in Healthcare's underlying businesses was primarily within Medical Devices and Supplies (includes Medical, Surgical, Respiratory, Imaging and International divisions) largely driven by higher sales volume within the Medical division. The increased volume at Medical resulted primarily from new SharpSafety product launches and gain in market share within the wound care market. Also contributing to the increase at Medical Devices and Supplies were higher sales at our International division, where higher sales in

Europe were partially offset by a revenue decrease in Japan, and increased sales at our Surgical division.

        The 10.5% increase in operating income and the 1.7 percentage point increase in margins in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 were due primarily to the increased sales discussed above, favorable foreign currency exchange rates and improved product mix. Operating income and margins for the quarter ended June 30, 2004 included net restructuring, divestiture and impairment charges of $10.7 million. Operating income for the quarter ended June 30, 2003 included restructuring and other credits of $7.1 million, of which $6.5 million is included in general and administrative expenses, related to an insurance reimbursement for certain legal fees associated with product liability cases.

Engineered Products and Services

        The following table sets forth revenue and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Quarters Ended June 30,
	2004	2003
Revenue from product sales	$1,317.7	$985.8
Service revenue	351.5	199.2

Net revenue	$1,669.2	$1,185.0

Operating income	$226.0	$92.1
Operating margins	13.5%	7.8%

        Net revenue for the Engineered Products and Services segment increased $484.2 million or 40.9% in the quarter ended June 30, 2004 over the quarter ended June 30, 2003, of which $180.6 million or 15.3% represents the impact of certain sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not included in reported net revenue nor cost of revenue of Infrastructure Services. Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting these sub-contract costs in both revenue and cost of revenue for Infrastructure Services. The Company has not adjusted net revenue or cost of revenue for the quarter and nine months ended June 30, 2003 because such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income or cash flow.

        The remaining increase in net revenue resulted primarily from increased demand and higher selling prices as a result of increased raw material costs at Electrical & Metal Products in North America. Also contributing to the increase, although to a lesser extent, were favorable foreign currency exchange rates ($70.1 million) and increased demand at Flow Control in certain geographic regions.

        The increases in operating income and margins in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 were due to the increased sales volume and higher selling prices discussed above. These increases were partially offset by net restructuring and divestiture charges of $7.8 million included in the quarter ended June 30, 2004. The revenue reclassification at Infrastructure Services in the current quarter had no impact on operating income; however, this adjustment lowered operating margins for the current quarter by 1.7 percentage points.

Plastics and Adhesives

        The following table sets forth revenue and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Quarters Ended June 30,
	2004	2003
Revenue from product sales	$478.5	$489.4
Operating income	$32.0	$54.1
Operating margins	6.7%	11.1%

        Net revenues in Tyco Plastics and Adhesives decreased 2.2% in the quarter ended June 30, 2004 over the quarter ended June 30, 2003 primarily due to sales declines at A&E Products and Adhesives partially offset by favorable foreign currency exchange rates ($5.2 million) and increased sales in Plastics and, to a lesser extent, at Ludlow Coated Products. A&E's net revenue decline was primarily driven by declines in its hangers business, while the decrease in Adhesives was primarily due to volume declines in Italy. The increase in net revenue at Plastics related to new customers and volume increases in the do-it-yourself business, while, Ludlow Coated Products benefited from volume improvements in the Building Products business.

        The decreases in operating income and operating margins in the quarter ended June 30, 2004 over the quarter ended June 30, 2003 were due to net restructuring and impairment charges incurred during the current quarter totaling $8.9 million associated with the closure of two facilities, lower sales volume discussed above and margin declines at A&E Products. Operating income for the quarter ended June 30, 2003 included a credit of $6.0 million, which is included in general and administrative expenses, related to the settlement of litigation.

Corporate and Other

        Corporate revenue of $5.8 million and $3.2 million in the quarters ended June 30, 2004 and 2003, respectively, relates to the TGN business, which was classified as held for sale as of September 30, 2003. Corporate expenses were $87.0 million and $91.0 million in the quarters ended June 30, 2004 and 2003, respectively, which include operating losses of $16.0 million and $32.6 million in the quarters ended June 30, 2004 and 2003, respectively, related to the TGN business held for sale. Corporate expenses for the quarter ended June 30, 2004 also include net charges of $12.5 million, consisting of $8.2 million related to the permanent impairment of intangible assets, $5.1 million of charges related to changes in estimates primarily related to a severance accrual for certain terminated corporate employees, and a net restructuring credit of $0.8 million. Corporate expenses for the quarter ended June 30, 2003 include net credits of $6.3 million, of which $5.8 million is included in general and administrative expenses, related primarily to changes in estimates of charges recorded in prior periods.

Interest Income and Expense

        Interest income was $15.7 million in the quarter ended June 30, 2004 as compared to $39.7 million in the quarter ended June 30, 2003. Interest expense was $223.8 million in the quarter ended June 30, 2004 as compared to $287.6 million in the quarter ended June 30, 2003. The decrease in interest expense was due primarily to lower debt balances and the favorable impact of interest rate swaps executed to achieve an appropriate balance between fixed and floating rate debt obligations.

Other Expense, Net

        During the quarters ended June 30, 2004 and June 30, 2003, the Company recorded losses from the retirement of debt of $38.0 million and $151.8 million, respectively.

Income Taxes

        Income tax expense was $358.5 million on pretax income of $1,284.0 million for the quarter ended June 30, 2004 as compared to income tax expense of $241.1 million on pretax income of $808.5 million for the quarter ended June 30, 2003. Our effective income tax rate was 27.9% and 29.8% during the quarters ended June 30, 2004 and 2003, respectively. The difference in the rate is primarily the result of increased profitability in operations outside of the U.S. and a decrease in non-deductible charges.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Revenue and Operating Income and Margins

Fire and Security

        The following table sets forth revenue and operating income and margins for the Fire and Security segment ($ in millions):

	For the Nine Months Ended June 30,
	2004	2003
Revenue from product sales	$4,127.6	$3,795.1
Service revenue	4,802.4	4,591.0

Net revenue	$8,930.0	$8,386.1

Operating income	$749.6	$227.1
Operating margins	8.4%	2.7%

        Net revenue for the Fire and Security segment increased 6.5% in the nine months ended June 30, 2004 over the nine months ended June 30, 2003, consisting of a 8.8% increase in product revenue and a 4.6% increase in service revenue. The increase in net revenue was primarily due to favorable currency exchange rates ($498.4 million) slightly offset by the effects of divestitures. To a lesser extent, the increase in net revenue was due to higher sales volume of breathing systems and video and access control products at Tyco Safety Products and stronger sales to retailers within worldwide securty. A majority of this increase was offset by weakness in the worldwide fire service business.

        Operating income and margins increased significantly in the nine months ended June 30, 2004 over the same period in the prior year due partially to total charges of $349.7 million which were recorded during the nine months ended June 30, 2003. The $349.7 million includes net charges of $274.9 million recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed last fiscal year and a $77.0 million charge primarily related to the impairment of intangible assets in two geographic regions associated with the ADT dealer program. To a lesser extent, the increase in operating income and margins was due to improvements within worldwide security related primarily to the combined impact of a stronger retailer market environment and cost reductions. Also contributing to the increase were improvements within Tyco Safety Products due primarily to increased volumes and an improvement at continental Europe security as a result of cost saving initiatives and a changing business model. The cost reductions partly reflect the benefits of the restructuring activities described below. These increases were partially offset by a decrease in operating income at worldwide fire services, primarily due to lower sales volume as compared to the prior year period. Operating income for the nine months ended June 30, 2004 also includes charges totaling $97.1 million, consisting primarily of restructuring, impairment and divestiture charges, substantially all of which are associated with the comprehensive cost reduction measures that began during fiscal 2003.

        Attrition rates for customers in our global electronic security service business decreased to an average of 15.8% on a trailing twelve-month basis as of June 30, 2004, as compared to 15.9% as of September 30, 2003.

Electronics

        The following table sets forth revenue and operating income and margins for the Electronics segment ($ in millions):

	For the Nine Months Ended June 30,
	2004	2003
Revenue from product sales	$8,407.2	$7,483.5
Service revenue	334.8	322.2

Net revenue	$8,742.0	$7,805.7

Operating income	$1,267.9	$1,125.1
Operating margins	14.5%	14.4%

        Net revenue for the Electronics segment increased 12.0% in the nine months ended June 30, 2004 over the nine months ended June 30, 2003, consisting of a 12.3% increase in product revenue and a 3.9% increase in service revenue. The increase in net revenue was primarily a result of growth in our existing businesses specifically, the automotive, computer, consumer electronics, communications and industrial and commercial markets. However, we continue to experience a decrease in sales of Power Systems products in North America and in our electrical services business. To a lesser extent, the increase in net revenue resulted from favorable changes in foreign currency exchange rates ($455.4 million).

        Operating income increased 12.7% over the prior year, while margins remained essentially level. The increase in operating income is primarily due to the revenue growth discussed above and cost savings initiatives that were executed in fiscal 2003. Operating income for the nine months ended June 30, 2004 includes net restructuring, divestiture and impairment charges totaling $12.6 million. These net charges include $43.6 million related to charges resulting from divestitures, partially offset by $31.0 million of net restructuring credits related to changes in estimates of severance, facility-related charges, and distributor and supplier cancellation fees recorded in prior periods. Operating income in the nine months ended June 30, 2003 includes a net credit of $74.7 million related to changes in estimates, of which $19.9 million has been included in cost of sales, due to completion of restructuring actions for less than originally anticipated. Offsetting these credits are charges of $28.8 million, of which $23.1 million is included in cost of sales, recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews, which were performed last fiscal year.

Healthcare

        The following table sets forth revenue and operating income and margins for the Healthcare segment ($ in millions):

	For the Nine Months Ended June 30,
	2004	2003
Revenue from product sales	$6,670.9	$6,188.7
Service revenue	53.0	52.6

Net revenue	$6,723.9	$6,241.3

Operating income	$1,734.2	$1,514.1
Operating margins	25.8%	24.3%

        Net revenue for the Healthcare segment increased 7.7% in the nine months ended June 30, 2004 over the nine months ended June 30, 2003. The increase in net revenue resulted primarily from growth in our existing businesses and favorable foreign currency exchange rates ($236.1 million). Growth in Healthcare's underlying businesses was primarily a result of increased revenue within Medical Devices and Supplies, and to a lesser extent, at Pharmaceuticals. The increase at Medical Devices and Supplies was largely driven by higher sales volume within the Medical division resulting primarily from new SharpSafety product launches and gain in market share within the wound care market. Also contributing to the increase at Medical Devices and Supplies were higher sales at our International division, particularly in Europe, and to a lesser extent Latin America and the Asia-Pacific region, as well as, growth in our Imaging and Respiratory divisions.

        The 14.5% increase in operating income and the 1.5 percentage point increase in margins in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 were due primarily to the favorable margin impact of the increased sales discussed above, favorable foreign currency exchange rates and a continued focus on maximizing operating efficiencies. Operating income and margins for the nine months ended June 30, 2004 include net restructuring, divestiture and impairment charges of $15.2 million. Operating income in the nine months ended June 30, 2003 includes $7.7 million of charges related to changes in estimates, which includes charges of $11.7 million related to asset reserves for inventory, restructuring credits of $4.7 million and charges of $0.7 million for adjustments to accrual balances related to workers compensation during the period. These charges arose from the Company's intensified internal audits performed in the prior fiscal year, and as a result of applying management's judgments and estimates and detailed controls and operating reviews. During the nine months ended June 30, 2003, we also recorded restructuring and other credits of $8.2 million, of which $6.5 million is included in general and administrative expenses and $0.2 million is included in cost of sales, related to an insurance reimbursement for certain legal fees associated with product liability cases, and to a lesser extent, changes in estimate of charges recorded in prior periods.

Engineered Products and Services

        The following table sets forth revenue and operating income and margins for the Engineered Products and Services segment ($ in millions):

	For the Nine Months Ended June 30,
	2004	2003
Revenue from product sales	$3,516.6	$2,975.9
Service revenue	1,033.8	484.0

Net revenue	$4,550.4	$3,459.9

Operating income	$455.2	$285.2
Operating margins	10.0%	8.2%

        Net revenue for the Engineered Products and Services segment increased $1,090.5 million or 31.5% in the nine months ended June 30, 2004 over the nine months ended June 30, 2003, of which $528.4 million or 15.3% represents the impact of certain sub-contract costs and other costs previously treated as "pass through" to customers at Infrastructure Services discussed above. The remaining increase in net revenue resulted primarily from increased demand and higher selling prices as a result of increased raw material costs at Electrical & Metal Products in North America and favorable foreign currency exchange rates ($258.9 million). Also contributing to the increase, although to a much lesser extent, were improved business conditions at Infrastructure Services and sales increases at Fire & Building Products due primarily to an improved construction market and continued market share growth.

        Operating income increased in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 due primarily to increased revenue. During the nine months ended June 30, 2004 net restructuring and divestiture charges of $17.2 million were recorded as compared to net restructuring and other charges of $33.1 million recorded during the nine months ended June 30, 2003. The charges of $33.1 million were recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year. The revenue reclassification at Infrastructure Services discussed above had no impact on operating income for the nine months ended June 30, 2004; however, this adjustment lowered operating margins for the nine months ended June 30, 2004 by 1.3 percentage points.

Plastics and Adhesives

        The following table sets forth revenue and operating income and margins for the Plastics and Adhesives segment ($ in millions):

	For the Nine Months Ended June 30,
	2004	2003
Revenue from product sales	$1,408.3	$1,428.5
Operating income	$52.6	$139.4
Operating margins	3.7%	9.8%

        Net revenue at Tyco Plastics and Adhesives decreased 1.4% in the nine months ended June 30, 2004 over the nine months ended June 30, 2003 primarily due to sales declines at A&E Products and at Adhesives. These decreases were partially offset by an increase at Plastics primarily within the do-it-yourself, stretch and retail markets and the $20.6 million favorable impact of foreign currency exchange rates.

        The significant decreases in operating income and operating margins in the nine months ended June 30, 2004 over the nine months ended June 30, 2003 were primarily due to impairment and restructuring charges incurred during the current period totaling $66.8 million associated with the closure of 24 facilities. The decrease in revenue discussed above and margin declines at A&E due to lower volumes and pricing pressure also contributed to the decrease in operating income and margins. These decreases were slightly offset by margin improvements at Plastics and Ludlow Coated Products resulting primarily from ongoing productivity efforts. Operating income in the nine months ended June 30, 2003 includes a net charge of $5.2 million, recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed in the prior fiscal year.

Corporate and Other

        Corporate revenue of $17.3 million and $7.0 million in the nine months ended June 30, 2004 and 2003, respectively, relates to the TGN business, which was classified as held for sale as of September 30, 2003. Corporate expenses were $241.6 million and $397.3 million in the nine months ended June 30, 2004 and 2003, respectively, which include operating losses of $47.4 million and $89.8 million in the nine months ended June 30, 2004 and 2003, respectively, related to the TGN business held for sale. Corporate expenses for the nine months ended June 30, 2003 include net charges of $105.0 million, which includes a $91.5 million incremental increase in directors and officers insurance, $19.9 million of charges related to changes in estimates primarily related to a severance accrual for corporate employees and credits of of $6.4 million due to costs being less than anticipated, which is also a change in estimate. These changes in estimate were recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews which were performed last fiscal year. Also included within corporate expenses for the nine months ended June 30,

2003 are charges of $35.2 million consisting primarily of $38.5 million related to internal investigation fees and charges associated with the severance of corporate employees offset by $6.0 million of credits of which $5.8 million is included in general and administrative expense.

Interest Income and Expense

        Interest income was $55.6 million in the nine months ended June 30, 2004 as compared to $87.3 million in the nine months ended June 30, 2003. Interest expense was $715.1 million in the nine months ended June 30, 2004 as compared to $876.4 million in the nine months ended June 30, 2003. Net interest expense in the nine months ended June 30, 2003 includes income of $18.7 million related to interest received on a tax refund. The decrease in interest expense was due primarily to lower debt balances and the favorable impact of interest rate swaps executed to achieve an appropriate balance between fixed and floating rate debt obligations.

Other Expense, Net

        During the nine months ended June 30, 2004, the Company recorded losses from the retirement of debt totaling $42.8 million, as compared to a net loss of $127.7 million during the nine months ended June 30, 2003. Also, during the nine months ended June 30, 2003, the Company recorded a loss of $75.6 million related to the write-down of various equity investments and $8.5 million of other expense related to a bank guarantee on behalf of an equity investee. These charges were recorded in connection with the Company's program of intensified internal audits performed in the prior fiscal year, and as a result of applying management's judgments and estimates and detailed controls and operating reviews, and are considered to be changes in estimates.

Income Taxes

        Income tax expense was $884.6 million on pretax income of $3,320.0 million for the nine months ended June 30, 2004 as compared to income tax expense of $633.4 million on pretax income of $1,892.7 million for the nine months ended June 30, 2003. Our effective income tax rate was 26.6% and 33.5% during the nine months ended June 30, 2004 and 2003, respectively. The difference in the rate is primarily the result of increased profitability in operations outside the U.S. and a decrease in non-deductible charges.

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States ("GAAP") requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

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

        In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the quarters and nine months ended June 30, 2004 and 2003 ($ in millions).

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
Operating income	$1,528.7	$1,208.2	$4,017.9	$2,893.6
Non-cash restructuring, impairment and other charges (credits), net	6.3	(14.0)	20.8	39.5
Non-cash losses (gains) and impairments on divestitures, net	(6.8)	(1.0)	78.3	(0.6)
Depreciation and amortization(1)	553.0	537.1	1,655.7	1,632.7
Net increase in deferred income taxes	45.8	80.4	222.5	386.0
Provision for losses on accounts receivable and inventory	76.3	112.6	247.5	399.1
Less:
Net decrease (increase) in working capital, excluding current maturities of debt(2)	(61.4)	23.7	(366.3)	(511.2)
(Decrease) increase in the sale of accounts receivable programs	(461.0)	40.6	(533.1)	(55.9)
Interest income	15.7	39.7	55.6	87.3
Interest expense	(223.8)	(287.6)	(715.1)	(876.4)
Income tax expense	(358.5)	(241.1)	(884.6)	(633.4)
Other, net(4)	18.8	(35.4)	133.8	209.1

Cash provided by operating activities from continuing operations	1,133.1	1,463.2	3,933.0	3,569.8
Cash provided by operating activities from discontinued operations	—	—	—	20.0

Cash provided by operating activities	$1,133.1	$1,463.2	$3,933.0	$3,589.8

Other Cash Flow Items:
Capital expenditures(3)	$(235.8)	$(338.0)	$(673.9)	$(904.1)
Dividends paid	(25.1)	(25.2)	(75.1)	(75.6)
Decrease (increase) in the sale of accounts receivable programs	461.0	(40.6)	533.1	55.9
Construction of Tyco Global Network	—	(29.4)	—	(118.4)
Acquisition of customer accounts (ADT dealer program)	(56.5)	(147.9)	(187.1)	(506.2)
Cash paid for purchase accounting and holdback/earn-out liabilities	(11.0)	(37.8)	(83.0)	(227.3)

(1)
This amount is the sum of depreciation of tangible property ($366.1 million and $357.7 million for the quarters ended June 30, 2004 and 2003, and $1,118.1 million and $1,084.5 million for the nine months ended June 30, 2004 and 2003, respectively) and amortization of intangible assets ($186.9 million and $179.4 million for the quarters ended June 30, 2004 and 2003, and $537.6 million and $548.2 million for the nine months ended June 30, 2004 and 2003, respectively).

(2)
This amount includes cash paid for restructuring and other charges of $55.8 million and $80.6 million for the quarters ended June 30, 2004 and 2003, and $174.0 million and $370.7 million for the nine months ended June 30, 2004 and 2003, respectively.

(3)
This amount is net of proceeds received in sale/disposition of property, plant and equipment of $44.1 million and $8.2 million for the quarters ended June 30, 2004 and 2003, and $103.9 million and $74.2 million for the nine months ended June 30, 2004 and 2003, respectively.

(4)
Includes net losses on the retirement of debt of $38.0 million and $151.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $42.8 million and $127.7 million for the nine months ended June 30, 2004 and 2003, respectively.

        The following table shows cash flow from operating activities and other cash flow items by segment for the nine months ended June 30, 2004 ($ in millions).

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Operating income (loss)	$749.6	$1,267.9	$1,734.2	$455.2	$52.6	$(241.6)	$4,017.9
Non-cash restructuring, impairment and other charges (credits), net	4.1	(28.9)	1.2	(2.1)	39.3	7.2	20.8
Non-cash losses and impairments on divestitures, net	26.8	43.6	4.0	3.9	—	—	78.3
Depreciation	446.6	348.6	184.4	92.3	43.1	3.1	1,118.1
Intangible assets amortization	418.4	50.7	63.1	3.1	2.3	—	537.6

Depreciation and amortization	865.0	399.3	247.5	95.4	45.4	3.1	1,655.7
Deferred income taxes	—	—	—	—	—	222.5	222.5
Provision for losses on accounts receivable and inventory	116.7	48.1	53.7	29.6	(0.6)	—	247.5
Net (increase) decrease in working capital and other(1)	(154.9)	(92.2)	(226.0)	(163.0)	2.9	400.7	(232.5)
Decrease in sale of accounts receivable programs	(97.8)	(17.5)	(67.8)	—	—	(350.0)	(533.1)
Interest income	—	—	—	—	—	55.6	55.6
Interest expense	—	—	—	—	—	(715.1)	(715.1)
Income tax expense	—	—	—	—	—	(884.6)	(884.6)

Cash provided by operating activities	$1,509.5	$1,620.3	$1,746.8	$419.0	$139.6	$(1,502.2)	$3,933.0

Other cash flow items:
Capital expenditures	$(234.7)	$(247.0)	$(142.8)	$(27.9)	$(17.3)	$(4.2)	$(673.9)
Dividends paid	—	—	—	—	—	(75.1)	(75.1)
Decrease in sale of accounts receivable programs	97.8	17.5	67.8	—	—	350.0	533.1
Acquisition of customer accounts	(187.1)	—	—	—	—	—	(187.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	(23.5)	(35.1)	(10.6)	(12.4)	(1.4)	—	(83.0)

(1)
These amounts include cash paid for restructuring and other charges.

        The net change in working capital, net of the effects of divestitures and acquisitions, was an increase of $862.9 million in the nine months ended June 30, 2004, including cash paid for restructuring and other charges of $177.2 million. The components of this change are set forth in detail in the Consolidated Statement of Cash Flows. The significant changes in working capital included a $254.5 million increase in inventories and a $181.4 million increase in accounts receivable.

        During the first nine months of fiscal 2004, the Company divested sixteen businesses within the Fire and Security, Healthcare and Engineered Products and Services segments for aggregate proceeds of $155.6 million in cash, of which $16.3 million of the proceeds are currently held in escrow. Total assets and total liabilities of the divested businesses were $258.9 million and $68.9 million, respectively. The total assets include cash retained by businesses sold of $11.0 million. Net revenue and net loss of these divested companies for fiscal 2004 through the date of disposition were $118.4 million and

$47.1 million, respectively. Net revenue and net loss of these divested companies for the nine months ended June 30, 2003 were $160.1 million and $1.6 million, respectively. In connection with these dispositions, the Company recorded losses totaling $2.0 million. In addition, during the nine months ended June 30, 2004, the Company liquidated three businesses, the results of which are not material to the Company's results of operations or financial position. During the nine months ended June 30, 2004, the Company also recorded charges related to certain businesses held-for-sale, aggregating $80.6 million to reflect the amount by which the carrying value of such assets exceeded their estimated fair value.

        During the nine months ended June 30, 2004, we paid $42.0 million in cash that was charged against liabilities established in connection with acquisitions. In addition, we paid $41.0 million relating to holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth. Both of these amounts are included in "Cash paid for purchase accounting and holdback/earn-out liabilities" under Cash Flows From Investing Activities in the Consolidated Statement of Cash Flows. At June 30, 2004, there remained $139.9 million in purchase accounting liabilities on the Consolidated Balance Sheet, of which $40.3 million is included in accrued expenses and other current liabilities and $99.6 million is included in other long-term liabilities. In addition, $181.9 million of holdback/earn-out liabilities remained on the Consolidated Balance Sheet, of which $61.9 million are included in accrued expenses and other current liabilities and $120.0 million are included in other long-term liabilities at June 30, 2004.

        During the nine months ended June 30, 2004, we paid $177.2 million in cash relating to liabilities for restructuring and other charges and recorded a net restructuring charge of $135.8 million. At June 30, 2004, there were liabilities of $239.0 million remaining for restructuring and other charges on the Consolidated Balance Sheet, of which $103.4 million is included in accrued expenses and other current liabilities and $135.6 million is included in other long-term liabilities.

        During the nine months ended June 30, 2004, we purchased approximately 222,500 customer contracts for electronic security services through our dealers program for cash of $187.1 million.

Capitalization

        Shareholders' equity was $29,599.9 million, or $14.74 per share, at June 30, 2004, compared to $26,369.0 million, or $13.20 per share, at September 30, 2003. The increase in shareholders' equity was due primarily to net income of $2,424.2 million and foreign currency translation adjustments of $569.1 million for the nine months ended June 30, 2004.

        Tangible shareholders' deficit was $1,968.8 million at June 30, 2004, as compared to $5,359.7 million at September 30, 2003. Goodwill and intangible assets were $31,568.7 million at June 30, 2004, compared to $31,728.7 million at September 30, 2003.

        At June 30, 2004, total debt was $17,084.7 million, as compared to $20,969.1 million at September 30, 2003. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 36.6% at June 30, 2004 and 44.3% at September 30, 2003. Our cash balance decreased to $4,025.3 million at June 30, 2004, as compared to $4,186.7 million at September 30, 2003. Net debt (total debt less cash and cash equivalents) as a percent of net capitalization (net debt and shareholders' equity) was 30.6% and 38.9% at June 30, 2004 and September 30, 2003, respectively.

        The following provides a debt reconciliation for the nine months ended June 30, 2004 ($ in millions):

Total debt at September 30, 2003		$20,969.1
Less: Cash and cash equivalents at September 30, 2003		4,186.7

Net debt balance at September 30, 2003		16,782.4
Less the following:
Operating cash flow	3,933.0
Purchase of property, plant and equipment, net	(673.9)
Dividends paid	(75.1)
Acquisition of customer accounts (ADT dealer program)	(187.1)
Cash paid for purchase accounting and holdback/earn-out liabilities	(83.0)
Acquisition of businesses, net of cash acquired	(13.9)
Disposal of businesses, net of cash retained by businesses sold	144.7
Decrease in short term investments	411.3
Decrease in current and non-current restricted cash	302.9
Proceeds from the exercise of share options	124.2
Foreign currency translation adjustments on debt	(188.6)
Impact of adoption of FIN 46R	65.3
Other items	(36.8)

		3,723.0

Net debt balance at June 30, 2004		13,059.4
Plus: Cash and cash equivalents at June 30, 2004		4,025.3

Total debt at June 30, 2004		$17,084.7

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

        In December 2003, TIG entered into a $1.0 billion 364-day revolving bank credit facility which includes a one year term-out option and a $1.5 billion 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIG can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006. As of June 30, 2004, there were no outstanding borrowings under either facility.

        During the quarter ended June 30, 2004, the company purchased $303.4 million of its outstanding 8.2% notes due 2008 for cash of $345.7 million, including accrued interest, which resulted in a $38.0 million loss on the early retirement of debt.

        Our bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants is presently considered restrictive to our operations. We are currently in compliance with all of our debt covenants.

        The above transactions coincide with Tyco's overall strategy to strengthen its balance sheet by using a portion of its cash to reduce on and off-balance sheet debt, as announced on May 27, 2004.

        The following table details our debt ratings at September 30, 2003, March 31, 2004 and June 30, 2004.

	At June 30, 2004		At March 31, 2004		At September 30, 2003
	Short Term	Long Term	Short Term	Long Term	Short Term	Long Term
Moody's	Prime-3	Baa3	Not Prime	Ba2	Not Prime	Ba2
Standard & Poor's	A2	BBB	A3	BBB-	A3	BBB-
Fitch	F3	BBB-	B	BB+	B	BB

        During the quarter, Fitch upgraded our rating on the senior unsecured debt of the Company, as well as on the unconditionally guaranteed debt of TIG to BBB- from BB+, and raised our commercial paper rating to F3 from B. Standard and Poor's upgraded our corporate credit and senior unsecured ratings to BBB from BBB- and our short-term corporate credit and commercial paper ratings to A2 from A3. Moody's upgraded our long term rating to Baa3 from Ba2, as well as our short term rating to Prime-3 from Not Prime.

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

        As a result of the rating agencies' upgrade of Tyco's debt to investment grade status during the quarter, investors in one of our accounts receivable programs no longer have the option to discontinue reinvestment in new receivables.

Commitments and Contingencies

        Except as disclosed elsewhere in this document, our contractual obligations, contingencies and commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from September 30, 2003.

        Tyco has obligations under an off-balance sheet leasing arrangement for five cable-laying sea vessels. Upon expiration of this lease in fiscal 2007, a subsidiary of Tyco has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of June 30, 2004 and September 30, 2003, $54.3 million and $10.4 million, respectively, has been accrued for this obligation based on an estimate of the fair value of the vessels resulting from a third-party valuation.

        At June 30, 2004, Tyco had a contingent liability of $80 million related to the fiscal 2001 acquisition of Com-Net by the Electronics segment. The $80 million is the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. The $80 million was not accrued at June 30, 2004, as the outcome of this contingency cannot be reasonably determined.

        In June 2004, TIG entered into a $500 million three-year unsecured letter of credit facility. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIG may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to the letters of credit issued under this facility. The covenants under this facility are substantially similar to TIG's bank credit facilities entered into during December 2003 and the indenture related to TIG's 6% Notes due 2013 issued November 2003. TIG would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this facility during the quarter ended June 30, 2004 enabled the release of approximately $479 million of restricted cash and investments.

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

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Attorney for the District of New Hampshire,

the Department of Labor and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in our Fire and Security segment received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As disclosed in our restated financial statements filed on Form 10-K/A and Form 10-Q/A on July 29, 2003, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the Internal Revenue Service, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. Management believes, that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial position, results of operations or liquidity.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), subsidiaries of Tyco, are parties to a consolidated patent infringement action against Masimo Corporation ("Masimo"), et al., in the United States District Court for the Central District of California, in which Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $29.5 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor plans to appeal the jury's infringement decision on the remaining two Masimo patents to the Court of Appeals for the Federal Circuit. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's consolidated financial statements with respect to this damage award.

        Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, subsidiaries of Tyco, are defendants in a separate lawsuit brought by Masimo also pending in the United States District Court for the Central District of California. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on September 7, 2004. At this time, Tyco cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that Tyco will be required to pay an award of damages in the antitrust lawsuit.

        U.S. Surgical Corp., a subsidiary of Tyco, is the defendant in a patent infringement lawsuit brought by Applied Medical Resources Corp. ("Applied Medical") in the United States District Court for the Central District of California. In February 2002, the district court held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor holding that two other Applied Medical patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful. The district court has scheduled a hearing for September 20, 2004 to consider U.S. Surgical's motion to set aside the jury's finding on willfulness. If the willfulness finding is upheld, the district court has discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. The district court will also consider during post trial proceedings what pre-judgment interest, if any, should be awarded. Tyco has an accrual related to this matter, and believes that the ultimate resolution will not have a material adverse effect on its financial position, results of operations or cash flows.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's Versaseal Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. Trial is currently scheduled to commence in March 2005. At this time, Tyco cannot predict the outcome of this patent infringement case and, therefore, it is not possible to estimate the amount of loss or range of potential losses that might result from an adverse judgment or settlement in this matter.

        Tyco is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. Tyco does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or liquidity.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with fiscal 2003 revenue of $24 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiry. We do not believe this matter will have a material adverse effect on our financial position, results of operations or liquidity.

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of June 30, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $150 million to $456 million. As of June 30, 2004, Tyco concluded that the best probable estimate within this range is approximately

$277 million, of which $50 million is included in accrued expenses and other current liabilities and $227 million is included in other long-term liabilities on our Consolidated Balance Sheet. In view of Tyco's financial position and accruals for environmental matters of $277 million, Tyco believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or liquidity.

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

        Tyco's involvement in asbestos cases has been limited because our subsidiaries did not mine or produce asbestos. Furthermore, in our experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. We will continue to vigorously defend these lawsuits and we have not suffered an adverse verdict in a trial court proceeding related to asbestos claims.

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of June 30, 2004, there were approximately 14,000 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts accrued for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, results of operations or liquidity.

Backlog

        At June 30, 2004, Tyco had a backlog of unfilled orders of $13,871.0 million compared to a backlog of $12,981.2 million at September 30, 2003. Backlog by industry segment is as follows ($ in millions):

	June 30, 2004	September 30, 2003(1)(2)
Fire and Security	$7,052.9	$6,964.7
Engineered Products and Services	3,564.1	3,508.7
Electronics	2,695.3	2,024.7
Healthcare	318.1	297.1
Plastics and Adhesives	132.6	109.4
Corporate and Other	108.0	76.6

	$13,871.0	$12,981.2

(1)
During the first quarter of fiscal 2004, our Precision Interconnect business was transferred from the Healthcare segment to the Electronics segment. In addition, the results of the TGN business held for sale are presented within Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

(2)
Backlog at September 30, 2003 for Engineered Products and Services, includes a $1,447.3 million adjustment related to sub-contract costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not previously included in reported revenue and cost of revenue of Infrastructure Services. During fiscal 2004, the Company began reflecting these subcontract cost in both revenue and cost of revenue of Infrastructure Services.

        Within the Fire and Security segment, backlog increased primarily as a result of favorable foreign currency exchange rates. Backlog for the Fire and Security segment includes recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at June 30, 2004 and September 30, 2003 was $3,582.3 million and $3,606.7 million, respectively. Within the Engineered Products and Services segment, backlog increased primarily as a result of several new projects, increased unit volumes and high selling prices in the U.S. market due to the availability and price of steel. Within the Electronics segment, backlog increased primarily due to stronger orders resulting from an overall improvement in business conditions across the vast majority of its end markets. Backlog in the Healthcare and Plastics and Adhesives segments represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in the Healthcare and Plastics and Adhesives segments to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        During the nine months ended June 30, 2004, the Company reduced outstanding balances under its accounts receivable securitization programs by $533.1 million, of which, $461.9 million relates to two of its corporate accounts receivable securitization programs. The remainder was a reduction under non-corporate programs. At June 30, 2004 and September 30, 2003, the availability under corporate programs was $875 million and $1,025 million, respectively. At June 30, 2004 and September 30, 2003, $350 million and $803 million, respectively, was utilized.

        Subsequent to June 30, 2004, the Company eliminated the remaining $350 million balance outstanding under its corporate accounts receivable securitization programs.

Guarantees

        In the normal course of business, Tyco is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect Tyco's financial position, results of operations or liquidity.

        In disposing of assets or businesses, Tyco often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at hazardous waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. Tyco does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. Management does not believe that these uncertainties would have a material adverse effect on Tyco's financial position, results of operations or liquidity.

        Tyco has recorded liabilities for known indemnifications included as part of environmental liabilities. See "Liquidity and Capital Resources Commitments and Contingencies" above.

        Due to Tyco's exiting of certain operations as part of restructuring plans, acquisitions, or otherwise, Tyco has leased properties which it has vacated but has sub-let to third parties. In the event third parties vacate the premises, Tyco would be legally obligated under master lease arrangements. Tyco believes that the financial risk of default by sub-lessors is individually and in the aggregate not material to Tyco's financial position, results of operations or liquidity.

        Tyco generally accrues estimated product warranty costs at the time of sale. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries). The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, which was $314.1 million as of June 30, 2004, is reviewed for reasonableness at least quarterly.

Accounting and Technical Pronouncements

        In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the issue of disclosures for marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The EITF also provides guidance for evaluating whether investments are other than temporarily impaired and requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of this EITF is effective for Tyco in the fourth quarter of fiscal 2004.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R further explains how to identity variable interest entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of VIE in its financial statements. The Company adopted FIN 46R as of March 31, 2004. As a result, the joint ventures that were previously consolidated under FIN 46 were deconsolidated effective March 31, 2004. The adoption of FIN 46R did not have a material impact on our results of operations or financial position.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans in our annual report. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosures required are effective for interim periods beginning after December 15, 2003, however, information about foreign plans are effective for fiscal years ending after June 15, 2004. Tyco adopted the revised SFAS No. 132 during the quarter ended March 31, 2004. The adoption of SFAS No. 132 did not impact on our results of operations or financial position.

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

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on postretirement health care plans that provide prescription drug benefits. FSP No. 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 is effective for Tyco in the fourth quarter of fiscal 2004. The adoption of this standard is not expected to have a material impact on our results of operations or financial position.

        The Company will continue to monitor proposed changes to existing accounting rules to ascertain the potential impact on our results of operations and financial position.

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

        We have replaced our senior corporate executives with an entirely new team, and our entire Board of Directors determined not to stand for reelection in March 2003. A new Board of Directors was elected at our annual general meeting of shareholders in March 2003. It will take some time for our new management team and our new Board of Directors to learn about our various businesses and to develop strong working relationships with our cadre of operating managers at our various subsidiary companies. We cannot assure you that this major restructuring of our Board of Directors and senior management team, and the accompanying distractions related to matters arising from the actions of prior management, in this environment, will not adversely affect our results of operations.

        Continued scrutiny resulting from ongoing investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Attorney for the District of New Hampshire, the Equal Employment Opportunity Commission and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in our Fire and Security segment received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As disclosed in our restated financial statements filed on Form 10-K/A and Form 10-Q/A on July 29, 2003, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We are also subject to ongoing audits by the Internal Revenue Service and various state tax authorities. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or liquidity.

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

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the forseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot assure you that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which would have a material adverse effect on our results of operations and liquidity.

        Such an outcome could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, including debt reduction;

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

        Our bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have three synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

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

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things: the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees. There can be no assurances that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. For example, on April 29, 2004, in the U.S District Court for the District of Connecticut, one of our subsidiaries in our Electronics segment pled guilty to felony violations of the Clean Water Act at three of its manufacturing plants in Connecticut. See "Part II—Other Information—Item 1. Legal Proceedings—Environmental Litigation."

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances and costs to restore natural resources. In addition to cleanup costs resulting from environmental laws, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

        We have been notified by the U.S. Environmental Protection Agency, certain foreign and state environmental agencies, and some third parties that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws or otherwise remediate environmental contamination. These projects relate to a variety of activities, including radioactive materials decontamination and decommissioning, solvent, metal and other hazardous substance contamination cleanup, and oil spill equipment upgrades and replacement. These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations previously sold by us.

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we will incur remedial costs in the range of approximately $150 million to $456 million. We concluded that the best estimate within this range is approximately $277 million, of which $50 million is included in accrued expenses and other current liabilities and $227 million is included in other long-term liabilities on our Consolidated Balance Sheet as of June 30, 2004. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

  We may be required to recognize additional impairment charges.

        Pursuant to GAAP, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Further disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders' equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our credit facilities.

        We are subject to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations and financial condition.

        In the ordinary course of business, we are subject to a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. As described in "Part II—Other Information—Item 1. Legal Proceedings—Intellectual Property Litigation," the jury in a patent infringement case awarded $43.5 million in damages for the alleged infringement by one of our subsidiaries and the court may enhance those damages to up to treble the damages awarded to the plaintiff by the jury. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay awards or settlements that could cause a material adverse effect on our financial condition and results of operations.

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

        Attrition rates for customers in our global electronic security services business were 15.9%, 13.2% and 12.3% on a trailing 12-month basis as of September 30, 2003, 2002 and 2001, respectively. The attrition rate has decreased slightly to 15.8% on a trailing 12-month basis as of June 30, 2004. If attrition rates show an upward trend, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools.

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

        In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. Although the California legislation provides that waivers may be issued permitting such foreign-chartered companies to participate in state contracts under certain circumstances, it is unclear how that waiver authority will be exercised, and how the provision for such waivers will affect Tyco's business.

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

        Tyco's revenues related to direct sales to the U.S. federal government and the State of California accounted for less than 2% and 0.1%, respectively, of our total net revenues for the nine months ended June 30, 2004. We are unable to predict, however, whether the final form of the proposed legislation discussed above would also affect Tyco's indirect sales to the U.S. federal or state governments or the willingness of Tyco's non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and can provide no assurance that the impact will not be materially adverse.

Tax Legislation

        There also is proposed tax legislation in the United States, which, if enacted, could substantially increase our corporate income taxes and, consequently, decrease future net income and increase our future cash outlay for taxes. The U.S. Congress is considering legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions, which could be deemed to cover the 1997 acquisition of Tyco International Ltd. by ADT Limited described above. If such legislation becomes law, it could have the effect of substantially reducing the tax benefits of our corporate structure and materially increasing our tax burden or otherwise adversely affecting our business. In addition, even if no tax legislation is ultimately enacted that specifically covers our 1997 combination, the enactment of other tax proposals that have been or may be made in the future to address expatriation transactions could have a material impact on our future tax burden.

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

Available Information

        Our Internet website is http://www.tyco.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the headings "Our Commitment Governance." These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents to shareholders upon request.

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

  •
  results and consequences of Tyco's internal investigation and governmental investigations concerning Tyco's governance, management, internal controls and operations;

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
  changes to existing GAAP;

  •
  impact of recent management changes;

  •
  the possible effects on Tyco of pending legislation in the United States, if enacted, that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or that may deny U.S. government contracts to Tyco based upon its incorporation in Bermuda;

  •
  the risks associated with operating in jurisdictions that are known to have experienced governmental corruption; and

  •
  the potential continuing disruption to our business and related distraction costs associated with negative publicity.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates, foreign currency exchange rates and commodity prices has not changed materially from our exposure during the year ended September 30, 2003. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3.0 billion notional amount of its fixed rate debt to floating rate debt. We are currently receiving a weighted-average fixed rate of 6.29% and paying a weighted-average variable rate of six-month LIBOR plus 1.43% under these swap arrangements.

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

        Furthermore, in the first nine months of fiscal 2004, management initiated the following actions:

  •
  Intensified focus on Sarbanes-Oxley Section 404 readiness;

  •
  Continued developing a training program for key accounting areas, including compliance with our controllership guide;

  •
  Began a phased rollout of planned, targeted training on our Guide to Ethical Conduct for certain identified risk areas;

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Securities Class Actions

        As previously reported in our Annual Report on Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in more than three dozen securities class actions.

        On June 3, 2004, an action was filed in the Superior Court of the State of California for the County of Los Angeles, Hess v. Tyco International Ltd., et. al. Plaintiff names as additional defendants PricewaterhouseCoopers LLP, L. Dennis Koslowski, Mark H. Schwartz, Mark Belnick, Lord Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, Steven W. Foss, Wendy E. Lane, James S. Passman, W. Peter Slusser and Joseph F. Welch. Plaintiffs complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, tortious interference with fiduciary relationship and conspiracy arising out of an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco stock as consideration. Tyco has not received service of the complaint.

        On June 21, 2004 the United States District Court for the District of New Hampshire granted plaintiffs' motion in Brazen v. Tyco International Ltd., Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd., which were consolidated for pretrial proceedings in the district court, to remand their cases to the state courts in which they were originally filed. The Company has appealed to the United States Court of Appeals for the First Circuit the district court's decision to remand Brazen to the Cook County Circuit Court and Hromayk, Goldfarb, Mandel, Myers, Rappold and Schuldt to the Palm Beach Circuit Court.

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

        On December 29, 2003, the United States District Court for the District of New Hampshire granted plaintiffs' motion for leave to file their second consolidated and amended derivative complaint. Tyco's motion to dismiss the second consolidated and amended complaint remains pending before the district court.

ERISA Litigation and Investigation

        As previously reported in Tyco's Annual Report on Form 10-K, Tyco and certain of Tyco's current and former employees, officers and directors, have been named as defendants in eight class actions brought under ERISA. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. Tyco's motion to dismiss the consolidated ERISA complaint remains pending before the United States District Court for the District of New Hampshire.

Intellectual Property Litigation

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $29.5 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor plans to appeal the jury's infringement decision on the remaining two Masimo patents to the Court of Appeals for the Federal Circuit. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's consolidated financial statements with respect to this damage award.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Incorporated is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt have used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on September 7, 2004. At this time, Tyco cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that Tyco will be required to pay an award of damages in the antitrust lawsuit.

        Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's Versaseal universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical, based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the Versaseal product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful. The district court has scheduled a hearing for September 20, 2004 to consider U.S. Surgical's motion to set aside the jury's finding on willfulness. If the willfulness finding is upheld, the district court has discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. The district court will also consider during post trial proceedings what pre-judgment interest, if any, should be awarded. Tyco has an accrual related to this matter, and believes that the ultimate resolution will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Environmental Litigation

        Tyco Printed Circuit Group, Limited Partnership ("TPCG"), a business in our Electronics segment, was advised in June 2001 by the United States Attorney's Office for the District of Connecticut that it was the target of a federal criminal investigation concerning alleged Clean Water Act violations at three manufacturing plants, one of which has since been closed for economic reasons unrelated to this investigation. Three former employees at one of these plants previously pled guilty to felony violations of the Clean Water Act. In 2003, the United States Attorney's Office for the District of Connecticut identified a then current employee at one of these plants as a target of this investigation.

        As soon as TPCG learned of the government's investigation, TPCG took prompt corrective actions, and began to cooperate with the authorities. On April 29, 2004, TPCG pled guilty in the United States District Court for the District of Connecticut to violations of the Clean Water Act at these three plants in Connecticut. The violations charged occurred between 1999 and 2001. At present, TPCG is scheduled to be sentenced in the federal case on August 17, 2004. Pursuant to the plea agreement, TPCG has already paid a mandatory special assessment of $4,800, and will: (a) pay a $6 million fine; (b) pay an additional $4 million to fund environmental projects designed to improve the environment for Connecticut residents; (c) implement an Environmental Compliance Plan at all TPCG printed circuit board manufacturing locations in the United States to formalize existing environmental compliance programs; and (d) engage an independent third party to conduct an environmental audit of two TPCG manufacturing facilities in Connecticut. The United States Attorney's Office for the District of Connecticut has stated in a publicly filed court submission that there was no concrete evidence of environmental harm as a result of these violations, and that no one above the position of environmental health and safety manager at TPCG at these three Connecticut facilities knew of, or was involved in, these violations.

        TPCG is also cooperating with the Connecticut Commissioner of Environmental Protection and the Connecticut Attorney General's Office with respect to a civil suit against TPCG in Hartford Superior Court. In this civil action, the State alleges violations of Connecticut environmental statutes and regulations arising out of the conduct investigated by the federal authorities at these same three facilities.

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

        The District Attorney of Monterey County, California has recently indicated an intent to pursue a civil enforcement action for monetary penalties and injunctive relief against our Earth Tech subsidiary for failure to file a hazardous materials response plan as required by the California Health and Safety Code, as well as a claim of unfair trade practices for the alleged failure to file the response plan. This action followed a July 8, 2003 fire that accidentally ignited inside an oil storage tank that Earth Tech was demolishing at a power plant in Moss Landing, California. No injuries resulted from the fire and Earth Tech has cooperated in the Monterey County District Attorney's investigation. Settlement discussions to date indicate civil penalties and monetary restitution may total $900,000. Additionally, Earth Tech would commit to spend a minimum of $300,000 on employee education, training and compliance related to safety, health and environmental requirements and procedures.

Commercial Litigation

        Sensormatic v. Winner and Bagnara, Inc. is a franchise dispute for which Sensormatic originally filed a complaint in 1999 in the United States District Court for the Western District of Pennsylvania seeking declaratory relief. On June 28, 2004, the district court entered a stipulated judgment fixing the amount of the defendant's past damages and commissions for royalties allegedly owed under the franchise agreement in the amount of $28,000,000, plus $4,760,000 in pre-judgment interest, and the entry of an injunction requiring Sensormatic to tender the franchise to the defendant. The judgment stays the imposition and payment of these damages and injunctive relief until resolution of an appeal of the district court's underlying rulings on liability to the United States Court of Appeals for the Third Circuit. In the event the district court's rulings are affirmed, Sensormatic will be required to pay the amount of stipulated damages and tender the franchise. On June 29, 2004, Sensormatic filed its Notice of Appeal to the United States Court of Appeals for the Third Circuit. Tyco intends to vigorously pursue all available means to achieve a reversal. The Company does not expect to incur material losses beyond what has already been accrued.

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

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
  (b)
  Reports on Form 8-K

        Current Reports on Form 8-K filed pursuant to Item 4 and Item 7 on April 19, 2004 announcing changes in the Registrant's certifying accountants for its retirement savings and investment plans.

        Current Report on Form 8-K filed pursuant to Item 7 and Item 12 on May 6, 2004 to include, as an exhibit, the press release of Tyco International Ltd. dated May 6, 2004 announcing the Registrant's results for the second fiscal quarter.

        Current Report on Form 8-K filed pursuant to Item 5 and Item 7 on May 27, 2004 to include, as an exhibit, a press release announcing the Registrant's actions to strengthen its balance sheet.

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

Date: August 12, 2004

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1 —Financial Statements
  Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3— Quantitative and Qualitative Disclosures About Market Risk
  Item 4— Controls and Procedures
PART II—OTHER INFORMATION
  Item 1 — Legal Proceedings
  Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES