Form 10-K
period 2004-09-30
TYCO INTERNATIONAL LTD /BER/
filed 2004-12-14
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐.

        The aggregate market value of voting common shares held by nonaffiliates of registrant was approximately $57,158,586,150 as of March 31, 2004.

        The number of common shares outstanding as of December 1, 2004 was 2,011,601,615.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2005 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

        See pages 76 to 79 for the exhibit index.

PART I

Item 1.    Business

General

        Tyco International Ltd. ("we," "Tyco" or the "Company") is a diversified manufacturing and service company that, through its subsidiaries:

  •
  designs, manufactures, installs, monitors and services electronic security and fire protection systems;

  •
  designs, manufactures and distributes electrical and electronic components;

  •
  designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products;

  •
  designs, manufactures, distributes and services engineered products, including industrial valves and controls as well as steel tubular goods, and provides environmental and other industrial consulting services; and

  •
  designs, manufactures and distributes plastic products, adhesives and films.

        Unless otherwise indicated, references in this Annual Report to 2004, 2003 and 2002 are to Tyco's fiscal year ended September 30, 2004, 2003 and 2002, respectively.

Strategy

        Tyco's operating strategy is to be a high-quality, low-cost producer and provider in each of the markets we serve. We promote our leadership positions by investing in existing businesses and developing new markets. Our current business strategy focuses on enhancing internal growth and operational efficiency for existing Tyco businesses, and we plan to achieve this goal primarily through new product innovation, increased market share, increasing the service and repair components of our existing businesses and continued geographic expansion. We have implemented and will continue to implement additional Six Sigma initiatives across our business segments to achieve best-in-class operating practices. We strive to increase the value of our Company and our global portfolio of diversified brands by exceeding customers' expectations and by achieving market leadership and operating excellence in every segment. Leveraging the strengths of our existing operations, we seek to enhance value for our shareholders through operational excellence and maximization of cash flows. Additionally, we have strengthened our balance sheet by using our strong cash flow to reduce debt. We are also continuing to pursue the disposition of certain non-core businesses and may consider an appropriate acquisition should the opportunity arise. We are committed to being a leader in corporate governance so that we can continue to earn the respect and confidence of our shareholders, employees, suppliers and customers as well as the financial community.

Operating Segments

        See Note 23 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business.

I.    Fire and Security

        Tyco is the world's leading provider of both electronic security services and fire protection services. With 2004 net revenue of $11.5 billion, our Fire and Security businesses currently comprise 29% of our consolidated net revenue. In 2003 and 2002, net revenue totaled $10.9 billion or 30% of our consolidated net revenue and $10.2 billion or 29% of our consolidated net revenue, respectively. The group's products and services include:

  •
  designing, manufacturing, installing, monitoring and servicing electronic security systems;

  •
  designing, manufacturing, installing and servicing a broad line of fire detection systems and suppression systems, and manufacturing and servicing fire extinguishers and related products; and

  •
  providing integrated systems for surveillance and control of public transportation systems, bridges, tunnels and other public works.

        Tyco Fire and Security consists of two reporting units: Electronic Security Services and Fire Protection Contracting and Services.

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

        Whether systems are monitored by the customer at its premises or connected to one of our monitoring centers, we usually provide support and maintenance through service contracts. Systems installed at customers' premises may be owned by us or by our customers.

        We market our electronic security services to commercial and residential customers through both a direct sales force and an authorized dealer network. A separate national accounts sales force services large commercial customers. We also utilize advertising and direct mail to market our services.

        We provide residential electronic security services primarily in North America, Europe and South Africa, with a growing presence in the Asia-Pacific region. Our commercial customers include financial institutions, industrial and commercial businesses, federal, state and local governments, defense installations, and health care and educational facilities. Our customers are often prompted to purchase security systems by their insurance carriers, which may offer lower insurance premium rates if a security system is installed or require that a system be installed as a condition to coverage. It has been our experience that the majority of commercial and residential monitoring contracts are renewed after their initial terms. In general, relocations account for the largest number of residential discontinuances while business closures comprise the largest single factor impacting commercial contract attrition.

        We are the leader in anti-theft systems. The majority of the world's leading retailers use our systems to protect against shoplifting and employee theft. We manufacture these SENSORMATIC electronic article surveillance systems and generally sell them through our direct sales force in North and South America, Europe, Australia, Asia and South Africa. A growing trend in the loss protection industry is for security labels to be applied to goods at the point of manufacture. In most cases, we sell these labels directly to the manufacturers or their packaging agents. We also develop and distribute access control and video surveillance systems, which are sold through direct and distributor channels.

        We manufacture certain alarm, detection and activation devices and central monitoring station equipment both for installation by us and for sale to other installers, although we outsource some of the electronic components we install.

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

        The majority of the fire suppression systems installed by Tyco are water-based. However, we are also the world's leading provider of custom designed special hazard fire protection systems which incorporate specialized extinguishing agents such as foams, dry chemicals and gases, in addition to spill control products designed to absorb, neutralize and solidify spills of hazardous materials. These systems are often especially suited to fire protection in certain manufacturing, power generation, petrochemical, offshore oil exploration, transportation, data processing, telecommunications, commercial food preparation, mining and marine applications.

        We manufacture and distribute SCOTT and SABRE breathing systems for use by firefighters and other first responders and for industrial applications. Military forces from 25 countries use our breathing apparatus and more than half a million U.S. firefighters rely on our SCOTT AIR-PAKR brand of self-contained breathing apparatus. SCOTT and SABRE products are sold globally through a network of distributors. SCOTT is considered the world leader in respiratory protection innovation for first responders.

        In Asia, and to a lesser extent in Europe, Tyco designs, installs and maintains integrated systems which monitor and manage urban traffic control systems, as well as lighting, ventilation, fire detection, surveillance and traffic control for bridges, tunnels, railways and mines.

        The majority of the mechanical components (and, in North America, a high proportion of the pipe) used in our fire protection systems are manufactured by Tyco Engineered Products and Services. We use computer-aided-design technology that reduces the time required to design systems for specific applications and coordinates the fabrication and delivery of system components. We also have fabrication plants that cut, thread and weld pipe, which is then shipped with other prefabricated components to job sites for installation.

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

II.    Electronics

        Tyco is the world's leading supplier of passive electronic components. With 2004 net revenue of $11.8 billion, our Electronics businesses currently comprise 29% of our consolidated net revenue. In 2003 and 2002, net revenue totaled $10.5 billion or 29% of our consolidated net revenue and $10.6 billion or 31% of our consolidated net revenue, respectively. The group's products and services include:

  •
  designing, engineering and manufacturing electronic/electrical connector systems, fiber optic components, wireless devices including private radio systems, heat shrink products, circuit protection devices, magnetic devices, wire and cable, relays, sensors, touch screens, smart card components, identification and labeling products, power systems and components, printed circuit boards and assemblies, electronic modules, application tooling, switches and battery assemblies.

        Tyco Electronics consists of six reporting units: Electronic Components, Wireless, Electrical Contracting Services, Power Systems, Printed Circuit Group and Submarine Telecommunications (formerly TyCom).

        With the exception of Submarine Telecommunications, these businesses design, manufacture and market a broad range of electronic, electrical and electro-optic passive and active devices and a number of interconnection systems and connector-intensive assemblies, as well as wireless products including radar sensors, global positioning satellite systems components, private radio systems, silicon and gallium arsenide semiconductors and microwave sub-systems. These products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved. Tyco Electronics manufactures and sells more than 500,000 parts in over 750 global product lines, including power systems, terminals, fiber optic components, printed circuit boards, cable connectors and assemblies, cable and cabling systems, and related application tools and application tooling equipment. Products are sold under the AMP, AGASTAT, AXICOM, AUGAT, BUCHANAN, CRITCHLEY, DULMISON, ELO-TOUCH SYSTEMS, M/A-COM, POTTER & BRUMFIELD, RAYCHEM, SCHRACK and TYCO ELECTRONICS trade names, among others.

        Sales and marketing are done via direct sales and distributors to customers including original equipment manufacturers and their subcontractors, utilities, government agencies, value-added resellers and those who install, maintain and repair equipment. In 2004, the group's direct sales represented 86% of net revenue while the remaining net revenue was via distributors. Their customers are found in the automotive, communications equipment manufacturing, telecommunications service, computer, aerospace, military, household appliance, industrial machinery and equipment, instrumentation, consumer electronics, energy and networking industries. In total, these businesses serve over 250,000 customers located in over 55 countries and maintain a strong local presence in the geographic areas in which they operate, including the Americas, Europe and the Asia-Pacific region.

        Tyco Submarine Telecommunications is a leading provider of undersea fiber optic networks and services. Tyco Submarine Telecommunications' products and services include: designing, manufacturing and installing undersea cable communications systems and servicing and maintaining major undersea cable networks.

        Tyco Electronics operates in highly competitive markets. The competition experienced across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. Competition is on the basis of breadth of product offering, product innovation, price, quality and service.

III.  Healthcare

        Tyco is a global leader in the medical products industry. With 2004 net revenue of $9.1 billion, our Healthcare businesses currently comprise 23% of our consolidated net revenue. In 2003 and 2002, net revenue totaled $8.4 billion or 23% of our total consolidated net revenue and $7.8 billion or 22% of our consolidated net revenue, respectively. The group's products include:

  •
  a wide variety of medical devices and supplies, including laparoscopic instruments, sutures and surgical staplers, electro-surgical instruments, pulse oximeters, ventilators, needles and syringes, wound care products, incontinent care products, and products for vascular therapy;

  •
  home use portable liquid oxygen systems, sleep disorder diagnostic and sleep therapy systems;

  •
  imaging reagents, delivery systems, and nuclear diagnostic agents;

  •
  bulk and unit dose pharmaceuticals; and

  •
  retail brand adult incontinence care, infant care and feminine hygiene products.

        Tyco Healthcare consists of three reporting units: Medical Devices & Supplies, Pharmaceuticals and Retail.

Medical Devices & Supplies

        Medical Devices & Supplies consists of five primary divisions: Medical, Surgical, Respiratory, Imaging and International.

Medical

        The Medical Division manufactures and markets a broad range of wound care products; needles and syringes; sharps disposables; vascular therapy products; electrodes; operating room kits and trays; urological care products; enteral feeding products; incontinence care products; and nursing care products. These products are marketed via a combination of direct sales representatives and third-party distributors to hospitals, surgi-centers, alternate care facilities and homes worldwide.

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

        U.S. Surgical is a market leader in innovative wound closure products and advanced surgical devices. Its Auto Suture business offers a complete line of surgical devices and laparoscopic instruments for general and specialty procedures. The SYNETURE business is the evolution of U.S. Surgical/Davis & Geck from a product-driven suture organization to one focused on clinical solutions for wound closure with advanced suture and biosurgery therapies. Valleylab is a leading manufacturer and marketer of a wide array of electro-surgical, ultrasonic and radiation ablation devices. Among its leading brand names are VALLEY LAB, the FORCE FX electro-surgical generator, the LIGASURE vessel occlusion system and the COOL-TIP RF (radio frequency) system.

Respiratory

        The Respiratory Division develops, manufactures and markets an extensive line of products and services that monitor oxygen saturation levels in the blood (pulse oximetry), help facilitate and monitor anesthesia, diagnose and treat respiratory disease, and provide life support for critically ill patients. These products are sold around the world under the NELLCOR and PURITAN BENNETT brands and are used in the hospital and the home.

        Nellcor continues to drive advancements in pulse oximetry technology with the introduction of the OXIMAX pulse oximetry system. For critically ill patients or for those undergoing surgery, the MALLINCKRODT endotracheal, and SHILEY tracheotomy tubes are industry leaders. Puritan Bennett is known around the world for its critical care ventilators, and the HELIOS portable liquid oxygen system for respiratory impaired patients.

Imaging

        The Imaging Division is devoted to improving the diagnostic sciences of X-ray, magnetic resonance imaging (MRI) and nuclear medicine. By developing, manufacturing, and marketing contrast agents, radiopharmaceuticals and delivery systems, Mallinckrodt Imaging helps enhance the utility and quality of images obtained via these procedures. Mallinckrodt's Imaging Division partners with radiologists, cardiologists and nuclear medicine physicians to improve the quality of diagnosis in multiple disease states through well known branded diagnostic pharmaceuticals, including OPTIRAY X-ray contrast media, OPTIMARK MRI contrast media, and thallium and TECHNESCAN MAG3 radiopharmaceutical. The MALLINCKRODT family of imaging products is sold into hospitals, radiopharmacies and alternate site imaging centers throughout the world.

International

        The International Division is responsible for the marketing, distribution and export of all Tyco Healthcare Group products (excluding Pharmaceuticals and Retail products) outside of the United States. The International Division markets directly to hospitals and medical professionals, as well as through independent distributors with a worldwide presence. Although the mix of product lines offered varies from country to country, its operations are organized primarily into four geographic regions: Europe/Middle East/Africa, Japan, the Asia-Pacific region and Latin America.

Pharmaceuticals

        The Mallinckrodt Pharmaceutical Division is comprised of three businesses—Bulk Pharmaceuticals (active pharmaceutical ingredients), Dosage Pharmaceuticals and Specialty Chemicals. The Bulk Pharmaceuticals business is the largest producer of both medicinal narcotics and acetaminophen worldwide. Ninety-five percent of these products are used within the pharmaceutical industry to manufacture dosage form drugs. The Dosage Pharmaceuticals business has four distinct divisions: generic narcotic pharmaceuticals, branded central nervous systems products, addiction treatment products and contract pharmaceutical manufacturing for third parties. These products are sold to major wholesalers and drug store chains primarily in the United States. The Specialty Chemicals business includes a wide array of specialty chemicals targeted at: research and development and analytical laboratories; process materials used to manufacture biopharmaceuticals; and specialty chemicals used to manufacture semiconductor chips, many of which are sold under the J.T. BAKER name in the United States.

Retail

        The Retail Division is the industry leader for retail brand adult incontinent care, infant care and feminine hygiene products within continental North America. This division develops, manufactures and markets a wide variety of retail brand products for the North American retail markets supplying a broad majority of retail mass merchandisers, food stores and drug stores. Through our "first-to-market"

approach, the Retail Division helps retailers such as Wal-Mart, Target, Kroger, Albertson's, CVS, Loblaw, Dollar General and Family Dollar manage their categories and build their own store brand presence with the high-quality products consumers demand.

        Tyco Healthcare's competitors include Johnson & Johnson, Becton Dickinson and C.R. Bard, among others, and competition is based on breadth of product offerings, quality of product, service and price.

IV.    Engineered Products and Services

        Tyco is the world's leading manufacturer of industrial valves and controls. With 2004 net revenue of $6.0 billion, our Engineered Products and Services businesses currently comprise 15% of our consolidated net revenue. Net revenue in 2004 includes $739 million representing a change in how we classify certain sub-contract and other costs that are paid by Tyco Infrastructure Services and re-billed to their customers. These costs were historically treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Tyco Infrastructure Services. Also see Note 1 to the Consolidated Financial Statements. In both 2003 and 2002, net revenue totaled $4.5 billion or 13% of our consolidated net revenue. The group's products and services include:

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

  •
  providing a broad range of consulting, engineering and construction management and operating services for water, wastewater, environmental, transportation and infrastructure markets; and

  •
  manufacturing and distributing fire sprinkler devices, valves, steel and plastic pipe and fittings and pipe couplings used in commercial, residential and industrial fire protection systems.

        Tyco Engineered Products and Services is comprised of three reporting units: Tyco Flow Control and Fire Products, Tyco Electrical & Metal Products and Tyco Infrastructure Services.

Flow Control and Fire Products

Tyco Flow Control

        Tyco Flow Control manufactures both standard and highly specialized valves in a wide variety of configurations, body types, materials, pressure ratings and sizes. It also manufactures related equipment, instrumentation and products such as valve actuators, gauges, positioners, valve control systems and vapor control products, as well as a full line of thermal heat tracing products, specialty heaters and related products and turnkey installation services. These products are manufactured in Tyco Flow Control's facilities located in North America, Europe, South America and the Asia-Pacific region. Tyco Flow Control's products are used in various applications including power generation, chemical, petrochemical, oil and gas, water distribution, wastewater, pulp and paper, commercial irrigation, mining, industrial process, food and beverage, plumbing and HVAC. Tyco Flow Control also provides engineering, design, inspection, maintenance, repair and commissioning services.

        Tyco's valves and related products are sold under many trade names, including, among others, KEYSTONE, GRINNELL, VANESSA, CROSBY, ANDERSON GREENWOOD, TYCO THERMAL CONTROLS and TRACER. Tyco Flow Control sells valves and related products in most geographic areas directly through its internal sales force and in some geographic areas through a network of independent distributors and manufacturers' representatives. The valve industry is highly fragmented and we compete against a number of international, national and local manufacturers as well as against specialized manufacturers on the basis of price, delivery, breadth of product line and specialized product capability.

Tyco Fire & Building Products

        Tyco Fire & Building Products manufactures and sells a wide variety of products to fire protection contractors and fabricators of fire protection systems. These products include a complete line of fire sprinkler devices, specialty valves, plastic pipe and pipe fittings and ductile iron pipe couplings. Tyco Fire & Building Products manufactures these products in the United States, United Kingdom, Germany, China and Malaysia and sells them under the TYCO, GEM, STAR, CENTRAL, GRINNELL and CENTRAL SPRAYSAFE brand names. In North America, a complete line of steel sprinkler pipe is manufactured by Tyco Electrical & Metal Products (Allied Tube & Conduit), thus enabling Tyco to offer a complete line of fire protection systems and services. Tyco Fire & Building Products also produces a complete line of specialty fastening products for the building industry that are manufactured in the United Kingdom under the trade names of LINDAPTER and ANCON and metal framing and support products that are manufactured in the United Kingdom and Germany.

        Central Sprinkler maintains a network of company-owned distribution facilities in the United States that stock and sell a full line of fire protection products directly to contractors and installers. GEM Sprinkler and Star Sprinkler sell fire protection products through a network of independent distributors. In Canada, Central America, South America and the Asia-Pacific region, we sell fire protection products through independent distribution and in some cases directly to fire protection contractors. In Europe and the Middle East, we operate a number of company-owned distribution facilities which stock and sell a full line of fire protection, mechanical, building products and other flow control products. Competition for the sale of fire products is based on price, delivery, breadth of product line and specialized product capability. The principal competitors are specialty products manufacturing companies based in the United States, with other smaller competitors in Europe and Asia.

Electrical & Metal Products

        Tyco Electrical & Metal Products manufactures steel and related products in North America and Brazil. Its products include steel electrical conduit, pre-wired armored cable, flexible electrical conduit, metal framing systems, cable tray and cable ladder and related products utilized in the construction, industrial and original equipment markets. In North America, the Allied Tube & Conduit ("Allied") business is the leading manufacturer of steel electrical conduit, and our AFC Cable Systems division is the leading manufacturer of steel and aluminum pre-wired armored cable. The Georgia Pipe business manufactures plastic conduit. Allied manufactures metal framing and support systems and electrical cable tray and cable ladders in North America and sells them under the POWERSTRUT, UNISTRUT and T.J. COPE trade names. In addition, Allied manufactures and distributes welded steel tubular products in North America. In Brazil, tube is manufactured and sold under the trade names of FREFER and DINACO. These businesses serve a wide spectrum of customers and applications ranging from automotive, fire protection, security and safety containment, recreational equipment, commercial construction and traffic control systems. Products compete on the basis of price, availability and breadth of product line.

Infrastructure Services

        Tyco Infrastructure Services provides a broad range of environmental, consulting and engineering services through its EARTH TECH business. Earth Tech's principal services consist of a full-spectrum of water, wastewater, environmental and hazardous waste management services. Earth Tech also provides infrastructure and transportation design and construction services for institutional, civic, commercial and industrial clients; design, construction management, project financing and facility operating services for water and wastewater treatment facilities for municipal and industrial clients; and transportation engineering and consulting. Earth Tech operates through a network of offices in the United States, Canada, the United Kingdom, Ireland, Mexico, Germany, Sweden, China, Australia and

Thailand. Earth Tech competes with a number of international, national, regional and local companies on the basis of price and the breadth and quality of services.

V.    Plastics and Adhesives

        With 2004 net revenue of $1.8 billion, our Plastics and Adhesives businesses currently comprise 4% of our consolidated net revenue. In both 2003 and 2002, net revenue totaled $1.7 billion or 5% of our consolidated net revenue. The group's products include:

  •
  polyethylene film and film products such as flexible plastic packaging, plastic bags and sheeting, coated and laminated packaging materials, tapes and adhesives; and

  •
  plastic garment hangers, disposable dinnerware, and pipeline coatings for the oil, gas and water distribution industries.

        Tyco Plastics and Adhesives consists of four reporting units: Tyco Plastics, Tyco Adhesives, A&E Products and Ludlow Coated Products.

Plastics

        Tyco Plastics manufactures polyethylene-based film, packaging products, bags and sheeting in a wide range of sizes, gauges, strengths, stretch capacities, clarities and colors. Tyco Plastics' products include: RUFFIES, a national brand consumer trash bag sold to mass merchants, grocery chains and other retail outlets, and FILM-GARD, a leading plastic sheeting product sold to consumers and professional contractors through Do-It-Yourself outlets, home improvement centers and hardware stores. FILM-GARD products are produced in various sizes for a variety of uses, including painting, renovation, construction, landscaping and agriculture. Additionally, in the United States, Tyco Plastics is one of the largest producers of stretch film, one of the largest producers of can liners for the away-from-home market, and a leading supplier of custom packaging products used for primary food packaging and the beverage industries. Tyco Plastics' Catering division manufactures and markets disposable dinnerware products to the retail and foodservice industries. The Catering division markets their many product lines under brand names including SCROLLWARE, PRESTIGE, LEGACY and OPULENCE. Tyco Plastics sells its products directly to retailers for resale, to distributors for resale or directly to end-users. Tyco Plastics competes with other nationally recognized brands as well as many smaller regional producers on the basis of product innovation, delivery, price, breadth of product line and specialized product capabilities. Manufacturing facilities are located throughout the United States, Canada and the United Kingdom to ensure superior customer service and competitive transportation costs.

Adhesives

        The Tyco Adhesives division manufactures and markets specialty adhesive products and tapes for industrial applications, including external corrosion protection products for oil, gas and water pipelines. Tyco Adhesives also produces duct, foil, strapping, packaging and electrical tapes and spray adhesives for industrial and consumer markets worldwide, and manufactures cloth and medical tapes for Tyco Healthcare and others. Products are sold under the MANULI tapes, POLYKEN, NASHUA tape, RAYCHEM, BETHAM, NATIONAL and PATCO brand names. Tyco Adhesives competes with both small and large manufacturers on the basis of price, service, and specialized product capabilities.

A&E Products

        A&E Products is a manufacturer of plastic garment hangers worldwide, operating from over 25 global locations and selling into over 50 countries. A&E Products also operates hanger-recycling facilities in the United States and Europe. The reused hangers are purchased from various retailers and then sorted, processed and packaged for sale back to the apparel market. A&E Products competes with many manufacturers on the basis of price, service, marketing coverage and design innovation.

Ludlow Coated Products

        Ludlow Coated Products manufactures a variety of specialty laminates and coated products principally derived from paper, film, foil and fabrics. Many Ludlow products are key components in industrial, military, food and other specialty packaging applications. Ludlow's product line also includes housewraps, material handling slip sheets and flexible intermediate bulk containers. Ludlow markets its specialty laminates and coated products through its own sales force and through independent manufacturers' representatives. Ludlow competes with many large manufacturers of laminates and coated products on the basis of price, service, marketing coverage and custom application engineering, and sells its products to manufacturers, producers and converters. It has various specialized competitors in different markets.

Backlog

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information relating to our backlog.

Research and Development

        The amounts expended for Tyco-sponsored research and development during 2004, 2003 and 2002 were $784 million, $667 million and $633 million, respectively.

        Tyco-sponsored research and development expense by segment for the years ended September 30, 2004, 2003 and 2002 is as follows ($ in millions):

	2004	2003	2002
Electronics	$427	$379	$389
Healthcare	209	150	127
Fire and Security	101	100	87
Engineered Products and Services	40	32	23
Plastics and Adhesives	7	6	7

	$784	$667	$633

        Approximately 5,800 full-time scientists, engineers and other technical personnel were engaged in our product research and development activities as of September 30, 2004.

        Research activity at Electronics focuses specifically on new product development and a continuous expansion of technical capabilities. Healthcare focuses on technologies to complement existing product lines and applying expertise to refine and successfully commercialize such products and technologies and on acquiring rights to new products. We anticipate that Healthcare's research and development spending will continue to increase during 2005. Research activity in Fire and Security relates mostly to the design of fire and intrusion alarm products and emergency alarm systems, as well as products related to electronic article surveillance. Engineered Products and Services focuses on improvements in hydraulic design, which controls the motion of fluids, resulting in new fire protection devices and flow control products. Plastics and Adhesives' research activities consist primarily of new and improved product development.

Raw and Other Purchased Materials

        We are a large buyer of steel and resin in the United States. We are also a large buyer of copper, brass, gold, electronic components, chemicals and additives, thin and flexible copper clad materials, zinc, paper, ink, foil, adhesives, cloth, wax, pulp and cotton. Certain of the components used in the Fire Protection business, principally certain valves and fittings, are purchased for installation in fire protection systems or for distribution. Materials are purchased from a large number of independent sources around the world. There have been no shortages in materials which have had a material adverse effect on our businesses. However, significant increases in raw material costs may have an adverse impact on costs and operating margins. We enter into long-term supply contracts, using fixed or variable pricing to manage our exposure to potential supply disruptions.

Patents and Trademarks

        We own a portfolio of patents, which principally relate to electrical and electronic products, healthcare products, fire protection devices, electronic security systems, flow control products, tubing, building and cable products, and plastic and adhesive products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks. All capitalized product names throughout this document are trademarks owned by, or licensed to, the Company or its subsidiaries. Although these have been of value and are expected to continue to be of value in the future, in the opinion of management the loss of any single patent or trademark would not materially affect the conduct of the business in any of our segments.

Employees

        Tyco employed 258,400 people at September 30, 2004, of which 98,000 are employed in the United States and 160,400 are outside the United States. We have collective bargaining agreements with labor unions covering 43,100 employees at certain of our North American, European and Asia-Pacific businesses. We believe that our relations with the labor unions are generally good.

        In April 1994, following lengthy contract talks with the Road Sprinkler Fitters Local Union No. 669, our Grinnell subsidiary declared that negotiations were at an impasse and implemented its last best and final offer. Employees in those locations, representing 64% of Grinnell Fire Protection's North American union employees at the time (approximately 1,200 employees), went on strike. In January 2001, the United States Court of Appeals for the Fourth Circuit determined that while Grinnell had acted in good faith, the Company should not have declared an impasse. The court ordered the reinstatement of the terms of the 1994 collective bargaining agreement, instructed the Company to compensate any employees affected by the Company's decision to declare an impasse and ordered the parties to return to their negotiations. It was also in January 2001 that Tyco acquired Simplex Time Recorder Co. In January 2002, Grinnell Fire Protection and Simplex Time Recorder Co. began doing business as SimplexGrinnell LP (an indirect wholly-owned subsidiary of Tyco). As instructed by the court, SimplexGrinnell reinstated relevant terms of the 1994 collective bargaining agreement, made whole any affected employees (approximately 2% of SimplexGrinnell's employee population) and resumed negotiations with Local Union No. 669. Despite the Company's good faith attempts to continue negotiations, the Union called another strike in September 2003. This strike is ongoing and has not had any material effect on the Company's operations.

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

        Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of or exposure to hazardous substances. We have received notification from the United States Environmental Protection Agency, and from state environmental agencies, that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations.

        The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict given uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience, current information and applicable laws, we believe that it is probable that we would incur remedial costs in the range of approximately $167 million to $443 million. As of September 30, 2004, we believe that the best estimate within this range is approximately $265 million, of which $42 million is included in accrued expenses and other current liabilities and $223 million is included in other long-term liabilities on the Consolidated Balance Sheets. In view of our financial position and reserves for environmental matters of $265 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our financial position, results of operations or cash flows.

Available Information

        Our Internet website is www.tyco.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Guide to Ethical Conduct, on our website under the heading "Our Commitment—Governance." These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to shareholders upon request.

Item 2.    Properties

        Our operations are conducted in facilities throughout the world aggregating approximately 109 million square feet of floor space, of which approximately 59 million square feet are owned and approximately 50 million square feet are leased. These facilities house manufacturing, distribution and warehousing operations, as well as sales and marketing, engineering and administrative offices.

        Fire and Security operates through a network of offices located in North America, Central America, South America, Europe, the Middle East, the Asia-Pacific region and South Africa. Manufacturing facilities are located in North America, the United Kingdom, Germany, Australia, New Zealand, South Korea and Japan. The group occupies approximately 22 million square feet, of which 5 million square feet are owned and 17 million square feet are leased.

        Electronics has manufacturing facilities in North America, Central and South America, Europe, Asia and Australia. The group occupies approximately 32 million square feet, of which 21 million square feet are owned and 11 million square feet are leased.

        Healthcare has manufacturing facilities in North America, Europe, the Middle East and Asia. The group occupies approximately 22 million square feet, of which 13 million square feet are owned and 9 million square feet are leased.

        Engineered Products and Services has manufacturing facilities, warehouses and distribution centers throughout North America, Europe, the Asia-Pacific region and Central and South America. The group occupies approximately 23 million square feet, of which 13 million square feet are owned and 10 million square feet are leased.

        Plastics and Adhesives has manufacturing facilities in North America, Europe and Asia. The group occupies approximately 10 million square feet, of which 7 million square feet are owned and 3 million square feet are leased.

        In the opinion of management, our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 18 to Consolidated Financial Statements for a description of our lease obligations.

Item 3.    Legal Proceedings

Securities Class Actions

        As previously reported in our periodic filings, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. In eight of the actions, plaintiffs have moved to have their cases remanded to state courts.

        On January 28, 2003, the court-appointed lead plaintiffs in the New Hampshire securities actions filed In Re Tyco International Securities Litigation, a Consolidated Securities Class Action Complaint against certain of our former directors and officers, our former auditors and Tyco in the United States District Court for the District of New Hampshire. As to Tyco and certain of its former directors and officers, the complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 14(a) of that Act and Rule 14a-9 promulgated thereunder, as well as Sections 11 and 12(a)(2) of the Securities Act of 1933. Claims against our former directors and officers are also asserted under Sections 20(a) and 20A of the Securities Exchange Act of 1934 and Section 15 of the Securities Act of 1933. The complaint asserts that the Tyco defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, the following: Tyco's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; misstatements of Tyco's financial results; the impact of a new accounting standard (SAB 101, promulgated in 1999) on our earnings performance; compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing real estate transactions; their sales of Tyco shares; payment of $20 million to one of our former directors and a charity of which he is a trustee; and the criminal investigation of our former Chief Executive Officer. The plaintiffs seek class certification, compensatory damages, rescission, disgorgement and attorneys' fees and expenses.

        On March 31, 2003, Tyco made a motion to dismiss the consolidated class action complaint. The other defendants moved to dismiss shortly thereafter. On October 14, 2004, the Court granted Tyco's motion, in part, and denied it in part. The Court granted Tyco's motion to dismiss Count II of the Consolidated Amended Complaint alleging a violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants. The Court denied Tyco's motion to dismiss Count I alleging a violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Counts V and VI alleging violations of Sections 11 and 12(a)(2) of the Securities Act of 1933. In addition, the Court granted former director Michael Ashcroft's motion to dismiss Count I alleging a violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Counts III and IV alleging a violation of Sections 20(a) and 20A of the Securities Exchange Act of 1934, respectively, and Count VII alleging a violation of Section 14 of the Securities Act of 1933.

        A class action complaint was filed in the United States District Court for the Southern District of Florida, Ezra Charitable Trust v. Tyco International Ltd., on May 28, 2003, plaintiff purports to represent a class of purchasers of Tyco securities between December 30, 2002 and March 12, 2003. Plaintiff names as defendants Tyco and Edward D. Breen, Tyco's current Chairman and Chief Executive Officer. The complaint asserts a cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against both defendants. As against defendant Breen, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934. The complaint alleges that defendants violated the securities laws by making materially false and misleading statements and omissions concerning, among other things, Tyco's financial and operating condition and financial prospects for Tyco and its ADT business segment and the results of its investigation of its former management. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. The Company has moved to dismiss the complaint, which remains pending before the court.

        On June 3, 2004, an action was filed in the Superior Court of the State of California for the County of Los Angeles, Hess v. Tyco International Ltd., et al. Plaintiffs name as additional defendants PricewaterhouseCoopers LLP, L. Dennis Koslowski, Mark H. Schwartz, Mark Belnick, Lord Michael A. Ashcroft, Joshua M. Berman, Richard S. Bodman, John F. Fort, Steven W. Foss, Wendy E. Lane, James S. Passman, W. Peter Slusser and Joseph F. Welch. Plaintiffs' complaint asserts claims of fraud, negligent representation, aiding and abetting, breach of fiduciary duty, tortious interference with fiduciary relationship and conspiracy arising out of an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco stock as consideration. On September 27, 2004, the Company entered into a stipulation with the plaintiffs staying the litigation during the pendancy of plaintiffs' National Association of Securities Dealers, Inc. arbitration to which Tyco is not a party.

        Four plaintiffs filed a civil complaint in the United States District Court for the Eastern District of Michigan in Wilson v. Tyco International Ltd., et al. on June 3, 2003. Plaintiffs named as defendants Tyco International Ltd., Tyco International (US), Tyco Acquisition Corp. VII and Earth Tech EMS Holdings Inc., d/b/a Earth Tech. The complaint asserts causes of action for breach of contract, negligent misrepresentation, fraudulent misrepresentation and exemplary damages. Plaintiffs allege that during the course of negotiations for the acquisition of two companies by Earth Tech, a division of Tyco, defendants made material misrepresentations to plaintiffs and that after the contracts of sale had been finalized, breached material terms of the contracts. Plaintiffs also allege that defendants engaged in accounting manipulations that caused significant harm to the two companies and that, as a result, plaintiffs were denied fair payment for their companies, which lost fair market value. The Judicial Panel on Multidistrict Litigation conditionally transferred this action to the United States District Court for the District of New Hampshire. On December 9, 2003, however, the Judicial Panel on Multidistrict Litigation vacated the conditional transfer order and remanded this action to the United States District Court for the Eastern District of Michigan.

        A class action was filed on July 28, 2003 in the United States District Court for the District of New Jersey, Stumpf v. Tyco International, Ltd. et al. Plaintiff purports to represent a class of purchasers of TyCom, LTD ("TyCom") securities between July 26, 2000 and October 19, 2001. Plaintiff names as defendants Tyco, TyCom, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Citigroup and

certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, and certain former executives. The complaint alleges the TyCom registration statement and prospectus was inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation and Tyco's and TyCom's finances and business prospects. On November 10, 2003, the District Court of New Jersey granted one plaintiff's motion for appointment as lead plaintiff and consolidated the action with O'Loughlin v. Tyco International, Inc. et al., described below. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        A class action was filed on September 26, 2003 in the United States District Court for the District of New Jersey, O'Loughlin v. Tyco International, Ltd. et al., purporting to represent a class of purchasers of TyCom securities between July 26, 2000 to October 19, 2001. Plaintiffs name as defendants Tyco, TyCom, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Citigroup and certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, and certain former executives. The complaint alleges the TyCom registration statement and prospectus was inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation and Tyco's and TyCom's finances and business prospects. The Judicial Panel on Multidistrict Litigation has transfered this action to the United States District Court for the District of New Hampshire.

        As previously reported in our periodic filings, on November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco, in the United States District Court for the District of New Jersey against Tyco, our former auditors, and certain of our former directors and officers. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 24, 2003, the plaintiffs filed an amended complaint. By order dated March 26, 2003, the District Court of New Hampshire assigned the case to the Securities Actions pending before it. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Sections 421-B:25(II) & (III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934; against Tyco under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, and the New Jersey RICO Statute on the basis of respondeat superior liability; against Tyco and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder; and against Tyco, our former auditors, and certain of the individual defendants for violation of, aiding and abetting violation of, and conspiracy to violate the New Jersey RICO Statute. Finally, claims are asserted against the individual defendants and our former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. The amended complaint asserts that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of our former executives; their improper use of our funds for personal benefit and their improper self-dealing real estate transactions; their improper accounting practices; payment of $20 million to one of our former directors and a charity of which he is a trustee; criminal conduct of certain former executives; and the criminal investigation of our former Chief Executive Officer. Plaintiffs seek damages, including treble damages and punitive damages, along with attorneys' fees and costs.

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

        As previously reported in our periodic filings, in December 2002, four additional class action complaints were filed in the Circuit Court for Palm Beach County, Florida: (1) Hromyak v. Tyco International Ltd., et al.; (2) Rappold v. Tyco International Ltd., et al.; (3) Myers v. Tyco International Ltd., et al.; and (4) Goldfarb v. Tyco International Ltd., et al. Plaintiffs in each of these actions also assert claims against Tyco, certain of our former directors and officers, and in three instances our former auditors under the Securities Act of 1933, and seek class certification, compensatory damages and attorneys' fees and expenses. Defendants removed these four actions from Florida state court to the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the actions to the United States District Court for the District of New Hampshire. Plaintiffs in these actions have moved to have their cases remanded to the Florida state court.

        The Hromyak complaint purports to bring suit on behalf of persons who exchanged their United States Surgical Corporation ("U.S. Surgical") stock for shares of Tyco in connection with our acquisition of U.S. Surgical in or about October of 1998. The complaint alleges that the registration statement filed in connection with the U.S. Surgical acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor.

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

        As previously reported in our periodic filings, in January 2003, an additional class action complaint was filed in the Circuit Court for Palm Beach County, Florida, Mandel v. Tyco International Ltd., asserting causes of action against Tyco and certain of our former officers and directors. The complaint purports to bring suit on behalf of persons who exchanged their Mallinckrodt, Inc. ("Mallinckrodt") stock for shares of Tyco in connection with our acquisition of Mallinckrodt in October 2000. The complaint alleges that the registration statement filed in connection with the Mallinckrodt acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. Plaintiff has moved to have the action remanded to the Florida state court.

        A class action was filed in the Circuit Court of Cook County, Illinois in June 2002, Brazen v. Tyco International Ltd., et al. Plaintiff asserts claims under the Securities Act of 1933, and seeks class certification, compensatory damages and attorneys' fees and expenses. Plaintiff purports to bring suit on behalf of persons who exchanged their Mallinckrodt Inc. stock for shares of Tyco in connection with the October 17, 2000 merger of the two companies. The complaint alleges that the registration statement filed in connection with the Mallinckrodt acquisition contained false and misleading statements concerning, among other things, financial disclosures concerning certain of our mergers and acquisitions and accounting therefor. The defendants removed the action from Illinois state court to the United States District Court for the Northern District of Illinois. The plaintiff moved to have his action remanded to the Illinois state court. In December 2002, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On August 7, 2003, plaintiff renewed his motion for remand, and on August 25, 2003, Tyco opposed the motion. The motion is pending before the Court.

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

        On January 31, 2003 a civil action was filed in the United States District Court for the District of New Jersey, Cirella v. Tyco International et al. Plaintiff names as defendants Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz and Mark A. Belnick. Plaintiff Philip M. Cirella alleges that he was a shareholder in CIT who received common shares of Tyco when it acquired CIT in 2000, and later purchased additional Tyco shares with Marguerite Cirella. Plaintiffs assert a cause of action against all defendants for violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and a cause of action against the individual defendants for violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants failed to disclose related-party transactions, including the following: providing interest free loans, forgiving personal loans, purchasing personal properties, using company funds to purchase personal items, selling individual Tyco shares while concealing information from investors, and failing to disclose an ongoing criminal investigation of Kozlowski, all of which resulted in an artificially inflated share price. Plaintiffs seek compensatory damages and costs against all defendants and punitive exemplary damages against the individual defendants. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire.

        An action was filed on January 20, 2004 in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are former AMP shareholders who received Tyco stock in connection with Tyco's merger with AMP. Plaintiffs name as defendants Tyco International Ltd., PricewaterhouseCoopers LLP, former officers L. Dennis Kozlowski, Mark Swartz, Mark Belnick and former directors Frank Walsh and Michael Ashcroft. The complaint asserts causes of action under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, Sections 11 and 12 (a)(2) of the Securities Act of 1933, common law fraud and negligent misrepresentation. The complaint seeks an award of compensatory and exemplary damages. Tyco has requested the Judicial Panel on Multidistrict Litigation transfer the action to the United States District Court for the District of New Hampshire. The Company has moved to dismiss the complaint, which remains pending before the court.

        A class action was filed on December 9, 2003, in the Circuit Court of Cook County, Illinois, Davis v. Kozlowski, et al. purporting to represent a class of persons who held Tyco securities prior to December 13, 1999 through June 3, 2002. Plaintiff names as defendants L. Dennis Kozlowski, Mark Swartz, Mark Belnick, Frank Walsh, Michael Ashcroft, PricewaterhouseCoopers LLP, Phua Young and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The complaint asserts claims of common law fraud against all defendants, breach of fiduciary duties against individual defendants, negligent misrepresentation against PricewaterhouseCoopers and aiding and abetting a breach of fiduciary duty against PricewaterhouseCoopers and Merrill Lynch, Pierce, Fenner & Smith. The Company has removed the complaint to the United States District Court for the Northern District of Illinois and the Judicial Panel on Multidistrict Litigation has transfered the action to the United States District Court for the District of New Hampshire. The plaintiff has moved to remand the case to the Circuit Court of Cook County, Illinois, which motion remains pending before the court.

        On September 30, 2003, a complaint, Sciallo v. Tyco International Ltd., et al., was filed in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International, Ltd. stock options when Tyco acquired U.S. Surgical on October 1, 1998. Plaintiffs name as defendants Tyco International Ltd. and certain former Tyco directors and executives. The complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco's financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        On September 2, 2004, a complaint was filed in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et. al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, our former Chairman and Chief Executive Officer, Mark H. Swartz, our former Chief Financial Officer and Juergen W. Gromer, currently President of Tyco Electronics. Plaintiff's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Securities Exchange Act of 1934, as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. The plaintiff has moved to vacate the conditional transfer order.

        On September 27, 2004, an amended action was filed in the United States District Court for the Middle District of North Carolina, Hall v. Tyco International Ltd., et. al. This pro se plaintiff names as additional defendants, Tyco International (US) Inc., Tyco Electronics, AMP, Inc. and The Retirement Committee of Tyco International (US) Inc. Plaintiff's complaint asserts claims of breach of contract and securities fraud. The Judicial Panel on Multidistrict Litigation has been notified that this may be an action that should be transferred to the United States District Court for the District of New Hampshire.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, numerous actions have been filed purporting to bring suit derivatively on behalf of Tyco against certain former officers and certain former directors of Tyco and against Tyco as a nominal defendant. Three such actions were pending as of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, all of which have since been dismissed as discussed below.

        On June 18, 2002, an action, Shelley Evans v. L. Dennis Kozlowski, et al., was filed in the United States District Court for the District of New Hampshire, alleging that the individually named defendants breached their fiduciary duties and committed waste and mismanagement in connection with the compensation of certain board members and their use of corporate assets for their own benefit. Plaintiff sought money damages, declaratory relief, and the removal and replacement of the director defendants. The court dismissed this action in its entirety against all defendants on October 14, 2004.

        On June 21, 2002, an action, Joan L. Weisberg v. L. Dennis Kozlowski, et al., was filed in the United States District Court for the Southern District of New York, alleging that the individually named defendants breached their fiduciary duties and committed waste in connection with Tyco's accounting practices, individual board members' use of funds, and the compensation of certain board members. Plaintiff sought money damages, injunctive relief, and an equitable accounting. Defendants requested that the Judicial Panel on Multidistrict Litigation treat this as a related action and transfer the suit to the District of New Hampshire for coordinated or consolidated pretrial proceedings. The court dismissed this action in its entirety against all defendants on October 14, 2004.

        On August 2, 2002, an action, Paul Manko v. L. Dennis Kozlowski, et al., was filed in the United States District Court for the District of New Hampshire, alleging that the individually-named defendants breached their fiduciary duties and committed waste and mismanagement in connection with Tyco's accounting practices, individual board members' use of funds, and the Company's financial disclosures. Plaintiffs sought summary damages. The court dismissed this action in its entirety against all defendants on October 14, 2004.

ERISA Litigation and Investigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act ("ERISA"). The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans ("the Plans") and the participants therein.

        Two of the actions, Peterson v. Tyco International Ltd. and Swanson v. Tyco International Ltd., were filed in the United States District Court for the District of New Hampshire, and the six remaining actions, Overby v. Tyco, Dunne v. Tyco, Jepson v. Tyco, Gordon v. Tyco, Konyn v. Tyco and Johnson v. Tyco, were transferred to that Court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire.

        On February 3, 2003, the plaintiffs filed a Consolidated Amended Complaint, Overby v. Tyco, asserting causes of action under ERISA. That complaint named as defendants Tyco and certain of its present and former officers and directors, its wholly-owned subsidiary Tyco International (US) Inc., its retirement committee, and certain of its present and former officers, directors and employees. The complaint asserts that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco shares when it was not a prudent investment. The plaintiffs seek a declaration that the defendants are not entitled to protection under ERISA's safe harbor provision; an order compelling the defendants to make good to the Plans all losses caused by the defendants' alleged breaches of fiduciary duty; imposition of a constructive trust on any amounts by which any defendant was unjustly enriched; an order enjoining future violations of ERISA; actual damages in the amount of any losses the Plans suffered; costs and attorneys' fees; and an order for equitable restitution and other appropriate equitable monetary relief.

        On April 4, 2003, Tyco and several other defendants moved to dismiss the consolidated complaint. Shortly thereafter the other defendants also moved to dismiss. On November 6, 2003, the plaintiffs filed a motion seeking to add eleven current and former employees as defendants. On December 2, 2004, the United States District Court for the District of New Hampshire granted Tyco's motion, in part, and denied it in part. The court granted Tyco's motion to dismiss two employee defendants, all former directors of Tyco International Ltd. and the former officers of Tyco International Ltd., other than the former Chief Executive Officer, as defendants in the case. The court also dismissed Count II asserting negligent misrepresentation claims against Tyco International Ltd. and its former Chief Executive Officer. The court denied Tyco's motion to dismiss Count I alleging breach of fiduciary duty against Tyco International Ltd., Tyco International (US) Inc., the Board of Directors of Tyco International (US) Inc., the Tyco (US) Retirement Committee and the former Chief Executive Officer of Tyco International Ltd, as well as Count II alleging negligent misrepresentation against Tyco International (US) Inc., the Tyco (US) Retirement Committee and the Board of Directors of Tyco International (US) Inc.

        In addition, Tyco and certain of our current and former executives have received requests from the United States Department of Labor for information concerning the administration of the Tyco International (US) Inc. Retirement Savings and Investment Plans. The current focus of the Department's inquiry concerns losses allegedly experienced by the plans due to investments in our shares. The Department of Labor has authority to bring suit on behalf of the Plans and their participants against those acting as fiduciaries to the Plans for recovery of losses and additional penalties, although it has not informed us of any intention to do so.

Tyco Litigation Against Former Senior Management

        Tyco International Ltd v. Mark A. Belnick, United States District Court, Southern District of New York, No. 02-CV-4644, filed June 17, 2002. As previously reported in our periodic filings, we have filed a civil complaint against our former Executive Vice President and Chief Corporate Counsel for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant: solicited and accepted cash and share bonuses without Board approval; took interest-free loans from our relocation program without Board approval; failed to disclose to the Board and to the Securities and Exchange Commission ("SEC") his Retention Agreement and compensation; failed to advise the Board of the improper conduct of other officers; refused to cooperate with internal investigations; and engaged in other improper conduct. The complaint asserts causes of action for breach of fiduciary duty, inducement to breach fiduciary duty, conspiracy to breach fiduciary duty, fraud and other wrongful conduct and seeks to recover compensation and profits received from employment at Tyco, repayment of all loans fraudulently procured, with interest, damages for the harm caused to us, and punitive damages. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

        On October 21, 2002, in a related proceeding, Mark Belnick has commenced an arbitration proceeding in New York County, New York seeking to enforce the terms of an alleged executive retention agreement with the Company and to recover unspecified damages. The Company has not filed an answer to the statement of claim.

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002. As previously reported in our periodic filings, we have filed a civil complaint against a former director for breach of fiduciary duty and related wrongful conduct involving a $20 million payment in connection with a 2001 acquisition by Tyco. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and a constructive trust, and seeks recovery for all of the losses suffered by us as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco, which was deposited by the Company in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Our claims against Mr. Walsh are still pending. Discovery in this action has been stayed as a result of a motion by the New York County District Attorney's Office. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire.

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

        Tyco International Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), filed April 1, 2003. As previously reported in our periodic filings, we filed an arbitration claim against Mark H. Swartz, our former Chief Financial Officer and director, on October 7, 2002. That arbitration claim alleged that Mr. Swartz breached his fiduciary duty and otherwise engaged in wrongful conduct relating to his employment by Tyco. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, we filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from our Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars in unauthorized bonuses to himself and certain other Tyco employees; awarded millions of dollars in other unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving our assets; and conspired with certain other former Tyco employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, a constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by us as a result of the former Chief Financial Officer and director's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. Mr. Swartz moved to dismiss Tyco's complaint and to compel arbitration of the parties' respective claims. The court denied Swartz' motion and he has appealed the court's decision to the United States Court of Appeals for the First Circuit.

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

Subpoenas and Document Requests From Governmental Entities

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

        Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued.

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

        In November 2004, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. We are gathering information responsive to the order and will fully cooperate in ongoing investigations.

Intellectual Property Litigation

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counter-defendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $29.5 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is scheduled to be completed by February 28, 2005. The Court of Appeals has not yet scheduled oral argument for the appeal. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's Consolidated Financial Statements with respect to this damage award.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on February 22, 2005. At this time, Tyco cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that Tyco will be required to pay an award of damages in the antitrust lawsuit.

        Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. The district court will also consider during post trial proceedings what pre-judgment interest, if any, should be awarded, and whether Applied Medical is entitled to an award of attorneys' fees. After the proceedings are completed at the district court, U.S. Surgical will appeal the damages award and the willfulness finding to the court of appeals. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

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

Environmental Litigation

        On August 17, 2004, Tyco Printed Circuit Group, Limited Partnership ("TPCG"), a business within our Electronics segment, was sentenced for Clean Water Act violations at three of its manufacturing facilities in Connecticut, pursuant to which it has paid a $6 million fine and an additional $4 million to fund environmental projects designed to improve the environment for Connecticut residents. TPCG will also implement an environmental compliance plan at all TPCG printed circuit board manufacturing locations in the United States to supplement existing environmental compliance programs and engage an independent third party to conduct an environmental audit of two TPCG manufacturing facilities in Connecticut. The United States Attorney's Office for the District of Connecticut has stated in a publicly filed court submission that there was no concrete evidence of environmental harm as a result of these violations and that no one above the position of environmental health and safety manager at TPCG at its Connecticut facilities knew of, or was involved in, these violations.

        In September 2004, the Connecticut State Superior Court in Hartford, Connecticut entered a stipulated judgment executed by and among TPCG, the Connecticut Commissioner of the Department of Environmental Protection (the "DEP") and the Connecticut Attorney General's Office with respect to a civil suit against TPCG, which suit alleged violations of Connecticut environmental statutes and regulations arising out of the conduct investigated by the federal authorities at these same three facilities. Pursuant to this stipulated judgment, TPCG paid a $2 million civil penalty to the DEP in October 2004, and will implement capital improvements to reduce the volume of wastewater discharged from its manufacturing facilities in Connecticut.

        On certain dates in 2002 and 2003, a business within our Engineered Products and Services segment reported purportedly incorrect data relating to landfill gas monitoring at four landfill sites in Ohio. Our business is the contractor providing landfill gas monitoring and operations services at those sites. The reporting of this purportedly incorrect data may form the basis for potential violations of the Clean Air Act and related state laws and regulations. To our knowledge, no action or proceeding has been filed by any state or federal authority in this matter to date. We have disclosed this matter to our clients involved and to the City of Toledo, the Ohio Environmental Protection Agency and the United States Environmental Protection Agency.

        On July 8, 2003, a fire accidentally ignited inside an oil storage tank that our Earth Tech subsidiary was demolishing at a power plant in Moss Landing, California. No injuries resulted from the fire. Earth Tech has settled a civil enforcement action commenced by the Monterey County District Attorney's Office and has paid a total amount of $900,000 in civil penalties and restitution. Additionally, as part of this civil settlement, Earth Tech has agreed to spend a minimum of $300,000 on employee education, training and compliance related to safety, health and environmental requirements and procedures.

Commercial Litigation

        Sensormatic v. Winner and Bagnara, Inc. is a franchise dispute for which Sensormatic originally filed a complaint in 1999 in the United States District Court for the Western District of Pennsylvania seeking declaratory relief. On June 28, 2004, the district court entered a stipulated judgment fixing the amount of the defendant's past damages and commissions for royalties allegedly owed under the franchise agreement in the amount of $28 million, plus $5 million in pre-judgment interest, and the entry of an injunction requiring Sensormatic to tender the franchise to the defendant. The judgment stays the imposition and payment of these damages and injunctive relief until resolution of an appeal of the district court's underlying rulings on liability to the United States Court of Appeals for the Third Circuit. In the event the district court's rulings are affirmed, Sensormatic will be required to pay the amount of stipulated damages and tender the franchise. On June 29, 2004, Sensormatic filed its Notice of Appeal to the court of appeals. Tyco intends to vigorously pursue all available means to achieve a reversal. The company does not expect to incur material losses beyond what has already been accrued.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
        Purchases of Equity Securities

        The number of registered holders of Tyco's common shares at December 7, 2004 was 48,788.

        Tyco common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TYC." The following table sets forth the high and low closing sales prices of Tyco common shares as reported by the NYSE, and the dividends paid on Tyco common shares, for the quarterly periods presented below.

	Year Ended September 30, 2004			Year Ended September 30, 2003
	Market Price Range			Market Price Range
Quarter			Dividend Per Common Share			Dividend Per Common Share
	High	Low		High	Low
First	$26.85	$20.70	$0.0125	$18.70	$11.90	$0.0125
Second	30.06	26.48	0.0125	18.34	11.20	0.0125
Third	33.14	27.39	0.0125	20.20	12.84	0.0125
Fourth	32.70	29.66	0.0125	22.00	17.75	0.0125

			$0.0500			$0.0500

Dividend Policy

        We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco to pay dividends. Future dividends on our common shares, if any, will be at the discretion of Tyco's Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. The dividend is payable on February 1, 2005 to shareholders of record as of January 3, 2005.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
7/1/04–7/31/04(1)	1,657	$31.97	—	—
8/1/04–8/31/04(2)	15,362,200	$33.04	15,362,200	—
9/1/04–9/30/04(2)	7,329,964	$33.04	7,329,964	—

(1)
Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market. The average price paid per share is based upon the high and low closing sales prices on the NYSE on the date of the transaction.

(2)
Transactions represent the repurchase of a portion of the Company's outstanding convertible debt prior to its scheduled maturity. (See Note 15 to the Consolidated Financial Statements). The average price paid per share is calculated by dividing the total cash paid for the debt by the number of underlying shares of the debt.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data of Tyco. This data is derived from Tyco's consolidated financial statements for the five years ended September 30, 2004. This selected financial data should be read in conjunction with Tyco's Consolidated Financial Statements and related notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2004(1)	2003(2)(3)	2002(4)	2001(5)(7)(9)	2000(8)(9)
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$40,153	$35,987	$34,824	$33,421	$28,203
Income (loss) from continuing operations	3,005	1,035	(2,851)	3,868	4,273
Cumulative effect of accounting change, net of income taxes	—	(75)	—	(683)	—
Net income (loss)	2,879	980	(9,180)	3,464	4,319
Basic earnings (loss) per share:
Income (loss) from continuing operations	1.50	0.52	(1.43)	2.14	2.53
Cumulative effect of accounting change	—	(0.04)	—	(0.38)	—
Net income (loss)	1.44	0.49	(4.62)	1.92	2.56
Diluted earnings (loss) per share:
Income (loss) from continuing operations	1.41	0.52	(1.43)	2.11	2.49
Cumulative effect of accounting change	—	(0.04)	—	(0.37)	—
Net income (loss)	1.35	0.49	(4.62)	1.89	2.52
Cash dividends per share(10)	0.05	0.05	0.05	0.05	0.05
Consolidated Balance Sheets Data (End of Period):
Total assets	$63,667	$62,997	$65,500	$70,413	$39,996
Long-term debt	14,617	18,251	16,528	19,596	9,462
Shareholders' equity	30,292	26,369	24,081	31,080	16,613

(1)
Income from continuing operations for the year ended September 30, 2004 includes net restructuring charges of $256 million, charges for the impairment of long-lived assets of $99 million, a loss of $284 million related to the retirement of debt and a charge of $116 million related to divestitures. Net income also includes a $3 million loss, net of income taxes, from discontinued operations and a $123 million loss on sale of discontinued operations, net of income taxes.

(2)
In 2003, Tyco consolidated variable interest entities in accordance with the transition provisions of FIN 46, as more fully described in Note 9 to the Consolidated Financial Statements. As a result, Tyco recorded a cumulative effect adjustment of $75 million, net of income taxes.

(3)
Income from continuing operations for the year ended September 30, 2003 includes charges for the impairment of long-lived assets of $815 million, charges for changes in estimates of $389 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (includes net restructuring credits of $72 million and charges for the impairment of long-lived assets of $10 million), other charges of $148 million, charges for the impairment of goodwill of $278 million, a net loss related to the retirement of debt of $128 million, a charge of $91 million for a retroactive incremental premium on prior period directors and officers insurance, a charge of $12 million relating to the write-down of investments, other interest expense of $2 million, other interest income of $19 million, and net restructuring credits of $12 million. Net income also includes $20 million of income, net of income taxes, from discontinued operations.

(4)
Loss from continuing operations for the year ended September 30, 2002 includes net restructuring and other charges of $1,872 million, charges of $3,310 million for the impairment of long-lived assets, goodwill impairment charges of $1,344 million, and a charge for the write-off of purchased research and development of $18 million. In addition, loss from continuing operations for the year ended September 30, 2002 includes a loss on investments of $271 million, a net gain on divestiture of $24 million and $30 million of income relating to the retirement of debt. Net loss also includes a $6,270 million loss, net of income taxes, from discontinued operations and a $59 million loss on sale of discontinued operations for the year ended September 30, 2002.

(5)
In 2001, Tyco changed its revenue recognition accounting policy to conform to the requirements of Staff Accounting Bulletin No. 101 issued by the Staff of the Securities and Exchange Commission. As a result, Tyco recorded a cumulative effect adjustment of $654 million, net of income taxes. Pro forma amounts for 2000 have not been presented since the effect of the change in accounting principles for that period could not be reasonably determined. In 2001, Tyco also recorded a cumulative effect adjustment of $29 million, net of income taxes, in accordance with the transition provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(6)
Income from continuing operations for the year ended September 30, 2001 includes a net charge of $585 million for restructuring and other charges, a charge for the write-off of purchased in-process research and development of $184 million and charges of $120 million for the impairment of long-lived assets. Income from continuing operations for the year ended September 30, 2001 also includes a net gain on sale of businesses of $410 million, a loss on investments of $134 million, a loss of $26 million relating to the retirement of debt and a net gain on the sale of common shares of a subsidiary of $25 million. Net income includes $280 million of income, net of income taxes, from discontinued operations for the year ended September 30, 2001.

(7)
The increase in assets in 2001 is primarily attributable to the acquisition of The CIT Group, Inc. ("CIT") which increased assets by $11 billion, as well as a $12 billion increase in goodwill related to acquisition activity during the year.

(8)
Income from continuing operations for the year ended September 30, 2000 includes a net charge of $176 million for restructuring and other charges, and charges of $99 million for the impairment of long-lived assets. Income from continuing operations for the year ended September 30, 2000 also includes a pretax gain of $1,760 million related to the sale by a subsidiary of its common shares. Net income also includes $46 million of income, net of income taxes, from discontinued operations for the year ended September 30, 2000.

(9)
Income from continuing operations includes goodwill amortization of $532 million and $338 million for the years ended September 30, 2001 and 2000, respectively. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized.

(10)
Tyco has paid a quarterly cash dividend of $0.0125 per common share for all periods presented. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share. The payment of dividends by Tyco in the future will depend on business conditions, Tyco's financial condition and earnings and other factors.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

Introduction

        The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States dollars, and in accordance with Generally Accepted Accounting Principles in the United States ("GAAP").

        The Company operates in the following business segments:

  •
  Fire and Security designs, manufactures, installs, monitors and services electronic security and fire protection systems.

  •
  Electronics designs, manufactures and distributes electrical and electronic components.

  •
  Healthcare designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products.

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products, including industrial valves and controls, as well as steel tubular goods, and provides environmental and other industrial consulting services.

  •
  Plastics and Adhesives designs, manufactures and distributes plastic products, adhesives and films.

        Unless otherwise indicated, references in this Annual Report to 2004, 2003 and 2002 are to Tyco's fiscal year ended September 30, 2004, 2003 and 2002, respectively.

Overview

        Our business strategy focuses on enhancing internal growth and operational efficiency for existing Tyco businesses. We achieve this goal primarily through new product innovation, increased market share, increasing the service and repair components of our existing businesses and continued geographic expansion. We have implemented and continue to implement additional Six Sigma initiatives across our business segments.

        The Company has engaged in a series of restructuring programs through which we have made our operations more efficient by exiting certain non-core businesses or business lines, or streamlining general operations. The restructuring program announced in November 2003, designed to improve our cost structure primarily in Fire and Security, but also in Plastics and Adhesives and Engineered Products and Services, was substantially completed in 2004. The impact of these restructuring programs on the operations of the Company are discussed in "Operating Results" and "Segment Results." Additionally, the details related to the Company's divestiture program and the related discontinued operations are discussed in "Divestitures and Discontinued Operations."

        References to Tyco are to the Company's continuing operations and prior year amounts have been reclassified to exclude the results of discontinued operations. During 2004, Tyco's Precision Interconnect business was transferred from Healthcare to Electronics. During 2003, the Company finalized its plan to sell the Tyco Global Network ("TGN") and, as a result, reorganized its reporting structure such that the results of the TGN business held for sale are presented within Corporate and Other. Also during 2003, the Company changed its internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within Healthcare and Specialty Products) now comprise the Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

Operating Results

        The following table details net revenue and earnings for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Revenue from product sales	$32,079	$28,844	$28,187
Service revenue	8,074	7,143	6,637

Net revenue	$40,153	$35,987	$34,824

Operating income (loss)	$5,317	$3,059	$(1,472)
Interest income	91	107	117
Interest expense	(963)	(1,148)	(1,076)
Other expense, net	(286)	(223)	(217)

Income (loss) from continuing operations before income taxes and minority interest	4,159	1,795	(2,648)
Income taxes	(1,140)	(757)	(202)
Minority interest	(14)	(3)	(1)

Income (loss) from continuing operations	3,005	1,035	(2,851)
(Loss) income from discontinued operations, net of income taxes	(3)	20	(6,270)
Loss on sale of discontinued operations, net of income taxes	(123)	—	(59)

Income (loss) before cumulative effect of accounting change	2,879	1,055	(9,180)
Cumulative effect of accounting change, net of income taxes	—	(75)	—

Net income (loss)	$2,879	$980	$(9,180)

        The Company made significant progress in 2004 towards meeting our strategic objectives. As described more fully in Segment Results below, over the course of 2004 we experienced solid revenue growth in Electronics, Healthcare, Engineered Products and Services, and to a lesser extent Fire and Security. We also expanded operating margins due in large part to the momentum and strong results from our operational intensity programs. In addition to the strong operating performance, favorable foreign currency exchange rates contributed positively to net revenue and operating income growth in 2004, as well as in 2003.

        Net revenue increased 11.6% during 2004 to $40.2 billion from $36.0 billion in 2003. Net revenue increased 3.3% during 2003 as compared to $34.8 billion in 2002. Tyco had income from continuing operations of $3,005 million in 2004, compared to $1,035 million in 2003, and a loss from continuing operations of $2,851 million in 2002.

        The effect of changes in foreign exchange rates for 2004 compared to 2003 was an increase in net revenue and operating income of $1,685 million and $230 million, respectively. The effect of changes in foreign exchange rates for 2003 compared to 2002 was an increase in net revenue and operating income of $1,508 million and $191 million, respectively. The 2004 and 2003 impact of foreign currency was primarily due to the strengthening of the Euro against the U.S. Dollar.

        Income from continuing operations for 2004 included net charges totaling $755 million ($564 million after tax), consisting of the following: (i) charges for the impairment of long-lived assets of $99 million, of which $34 million is attributable to machinery and equipment impairments at Fire and Security; (ii) net restructuring and other charges of $256 million, of which charges of $7 million are included in cost of sales; (iii) net losses and impairments on divestitures totaling $116 million; (iv) a loss of $284 million associated with the retirement of debt; and (v) a $5 million write-down of investments.

        Income from continuing operations for 2003 included net charges totaling $1,832 million ($1,566 million after-tax) consisting of the following: (i) charges for the impairment of long-lived assets of $815 million; (ii) charges recorded for changes in estimates of $389 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (includes net restructuring credits of $72 million, of which credits of $12 million are included in costs of sales, charges for the impairment of long-lived assets of $10 million, charges of $243 million included in selling, general and administrative expenses, charges of $123 million included in cost of sales, a charge of $76 million relating to the write-down of investments and other expense of $9 million, both of which are included in other (expenses) income, net); (iii) charges for the impairment of goodwill of $278 million; (iv) other net loss of $128 million related to the retirement of debt; (v) other charges of $148 million, of which $34 million is included in cost of sales related primarily to product warranty reserves and the dismantlement of customers' ADT security systems, and $114 million is included in selling, general and administrative expenses related primarily to uncollectible accounts receivable, internal investigation fees, as well as severance and facility closures, slightly offset by a credit for changes in estimates of charges recorded in prior periods; (vi) a charge of $91 million for a retroactive, incremental premium on prior period directors and officers insurance included in selling, general and administrative expenses; (vii) a charge of $12 million relating to the write-down of investments; (viii) other interest expense of $2 million; (ix) other interest income of $19 million; and (x) net restructuring credits of $12 million, of which charges of $2 million are included in cost of sales.

        Loss from continuing operations for 2002 included a net charge totaling $6,759 million ($6,091 million after-tax), consisting of the following: (i) goodwill impairment charge of $1,344 million relating to continuing operations; (ii) charges for the impairment of long-lived assets of $3,310 million primarily related to the write-down of the TGN; (iii) net restructuring and other charges of $1,872 million, of which $636 million is included in cost of sales and $115 million related to a bad debt provision is included in selling, general and administrative expenses; (iv) a write-off of purchased in-process research and development of $18 million; (v) a loss on the write-off of investments of $271 million; (vi) a gain on divestiture of $24 million; and (vii) gain from the retirement of debt of $30 million.

Segment Results

        The segment discussions that follow describe the significant factors contributing to the changes in results for each segment. During 2004, divestitures impacted certain of our segments as we implemented a divestiture program in early 2004. During 2003 and 2002, acquisitions were a significant element of our growth strategy and, therefore, were a significant component of our results. See further details in "Divestitures and Discontinued Operations" and "Acquisitions" below.

Fire and Security

        The following table sets forth net revenue and operating income and margin for Fire and Security for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Revenue from product sales	$5,343	$4,893	$4,733
Service revenue	6,104	5,939	5,472

Net revenue	$11,447	$10,832	$10,205

Operating income	$899	$342	$900
Operating margin	7.9%	3.2%	8.8%

        Net revenue for Fire and Security increased 5.7% in 2004 as compared to 2003, including a 9.2% increase in product revenue and a 2.8% increase in service revenue. Revenue from product sales include sales and installation of security, fire protection and other systems. The increase in net revenue was primarily due to favorable currency exchange rates ($526 million) slightly offset by the effects of divestitures ($82 million). To a lesser extent, the increase in net revenue was due to stronger sales to retailers within worldwide security and higher sales volume of breathing systems and video and access control products at Tyco Safety Products. This increase was partially offset by weakness in the worldwide fire service business and Continental Europe Security.

        Operating income and margin increased significantly in 2004 as compared to 2003 due partially to total charges of $512 million which were recorded during 2003, discussed below. Additionally, the increase in operating income and margin was due to improvements within worldwide security related primarily to the combined impact of a stronger retailer market environment and cost reductions. Also contributing to the increase, to a lesser extent, were improvements within Continental Europe Security as a result of cost saving initiatives and a changing business model and Tyco Safety Products due primarily to increased volumes. The cost savings partly reflect the benefits of the restructuring activities described below. Operating income for 2004 also includes charges totaling $264 million, consisting primarily of restructuring ($175 million, of which $4 million is included in cost of sales), impairment ($34 million) and divestiture ($55 million) charges, substantially all of which are associated with the comprehensive cost reduction measures that began during 2003.

        Attrition rates for customers in our global electronic security services business decreased to an average of 15.1% on a trailing twelve-month basis for 2004, as compared to 15.9% for 2003.

        Net revenue for Fire and Security increased 6.1% in 2003 as compared to 2002, including a 3.4% increase in product revenue and an 8.5% increase in service revenue. The increase in net revenue was due to favorable changes in foreign currency exchange rates ($459 million) and 2002 acquisitions ($214 million calculated in the manner described below in "Acquisitions"). Acquisitions included SBC/Smith Alarm Systems, DSC Group ("DSC") and Sensormatic Electronics Corporation ("Sensormatic") in early 2002, and all other acquisitions with a purchase price of $10 million or more. In addition, an increase in net revenues due to customer contracts purchased through the ADT dealer program ($371 million) and generated through our internal sales force offset a decline in net revenue due to increased attrition rates in worldwide security. The overall increase was also partially offset by a decline in net revenue at the worldwide fire protection business due to softness in the commercial construction market.

        Operating income and margin decreased significantly in 2003 as compared to 2002 due to charges totaling $512 million recorded during 2003. Included within the $512 million are charges of $266 million (includes charges of $128 million primarily related to adjustments to liabilities such as workers' compensation, professional fees, and environmental exposure, a charge of $98 million primarily due to adjusting allowances for doubtful accounts and slow and non-moving inventory, as well as a write-off of subscriber systems, charges of $34 million for other adjustments primarily related to deferred commissions, and charges of $6 million related to reconciling items in the current period) recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews performed during the year. Also included within the $512 million are impairment charges of $143 million primarily related to the impairment of intangible assets associated with the ADT dealer program mostly as a result of increased attrition rates (discussed below), and to the impairment of property, plant and equipment of subscriber systems and other fixed assets; net restructuring and other charges of $10 million, of which charges of $4 million are included in cost of sales and $3 million is for the write-off of non-current assets, related to streamlining the business; and other charges of $93 million, of which $34 million is included in cost of sales and $59 million is included in selling, general and administrative expenses, primarily related to uncollectible receivables, product warranty and the dismantlement of customers' ADT security systems. Included within the $143 million impairment charge and the $10 million net restructuring charge is a charge of $10 million and a credit of $2 million, respectively, also related to changes in estimates recorded during the quarter ended March 31, 2003. The decrease in operating income and margins was also due to increased depreciation and amortization expense in the security business due to growth in the subscriber asset and dealer asset base as well as the impact of the acquisitions of Sensormatic and DSC in 2002; decline in operating income in the Continental European Security business; and a weaker worldwide fire and contracting environment.

        Attrition rates for customers in our global electronic security services business averaged 15.9% on a trailing twelve-month basis for 2003, as compared to 13.2% for 2002. This increase relates to attrition in customer accounts acquired through our worldwide dealer program, as well as internally generated commercial customer accounts in continental Europe and internally generated residential customer accounts in the United States (both of which were partly driven by increased management and control of delinquent accounts). For those account pools experiencing increased attrition, prior lifing studies were re-examined. The Company concluded that existing amortization methods and asset lives continue to be appropriate given the observed actual attrition data for these pools.

        Operating income and margin in 2002 include a net restructuring and other charge of $95 million. The net $95 million charge includes charges of $113 million, of which inventory write-downs of $19 million are reflected in cost of sales. These charges are primarily related to severance and facility exit costs associated with streamlining the business, slightly offset by a credit of $18 million relating to current and prior years' restructuring charges. Also included within operating income in 2002 is a charge of $18 million for the write-off of purchased in-process research and development associated with the acquisitions of Sensormatic and DSC and a charge of $115 million for the impairment of property, plant and equipment resulting primarily from the termination of a software development project and, to a lesser extent, from the curtailment, and in certain markets, the termination of the ADT dealer program in certain non-U.S. markets.

Electronics

        The following table sets forth net revenue and operating income and margin for Electronics for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Revenue from product sales	$11,372	$10,052	$10,151
Service revenue	450	440	441

Net revenue	$11,822	$10,492	$10,592

Operating income	$1,749	$1,241	$(1,142)
Operating margin	14.8%	11.8%	(10.8)%

        Net revenue for Electronics increased 12.7% in 2004 as compared to 2003, including a 13.1% increase in product revenue and a 2.3% increase in service revenue. The increase in net revenue was primarily a result of growth in our existing businesses, specifically, the automotive, computer, consumer electronics, communications and industrial and commercial markets. However, we continue to experience a decrease in sales of Power Systems products in North America and in our Electrical Contracting Services, which was divested in September 2004. To a lesser extent, the increase in net revenue resulted from favorable changes in foreign currency exchange rates ($560 million).

        The 40.9% increase in operating income and the 3.0% increase in margin in 2004 as compared to 2003 were primarily due to the revenue growth discussed above, cost saving initiatives that were executed in 2003, the positive impact of foreign currency ($90 million) and fewer charges recorded in 2004 as compared to 2003. These increases in operating income were partially offset by an 80 basis point impact of increased metal prices for copper and gold. Operating income for 2004 includes net restructuring, divestiture and impairment charges totaling $22 million. These net charges include a $52 million charge related to the divestiture of the Electrical Contracting Services business, partially offset by $33 million of net restructuring credits related to changes in estimates of severance, facility exit costs, distributor and supplier cancellation fees recorded in prior periods and the impact of the sale of assets that were impaired in prior years for amounts greater than originally anticipated. These net charges also include a $3 million charge related to the impairment of property, plant and equipment.

        Net revenue for Electronics decreased slightly in 2003 as compared to 2002. Net revenue at the electronic components group increased $442 million, or 4.5% due primarily to the favorable impact of foreign currency exchange rates. Net revenue for the submarine telecommunications business declined $542 million, or 79.9%, due to completion of third-party undersea fiber optic system installations in 2002. Overall, the decrease in net revenue for the submarine telecommunications business more than offset the increase in total net revenue due to favorable changes in foreign currency exchange rates of $524 million, and $69 million (calculated in the manner described below in "Acquisitions") due to the acquisitions of Transpower Technologies in November 2001, Communications Instruments, Inc. in January 2002, and all other acquisitions with a purchase price of $10 million or more.

        The increase in operating income and margin in 2003 as compared to 2002 was due to operating losses in the prior year, primarily as a result of charges totaling $1,965 million (discussed below) that were recorded in 2002. Operating income and margin for 2003 include net charges totaling $236 million. The $236 million consists primarily of charges for the impairment of goodwill of $278 million in Power Systems, Electrical Contracting Services and the Printed Circuit Group, restructuring credits of $72 million, of which $20 million is included in cost of sales, related primarily to changes in estimates of severance and facility exit costs recorded in prior years and charges for the impairment of long-lived assets of $1 million. The net restructuring credit of $72 million includes $55 million of credits, which were changes in estimates recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed during 2003. Also included within the $236 million are charges of $14 million related to adjusting asset reserves, $6 million related to the adjustments to accrual balances, $9 million of reconciliation and other accounting adjustments, which were also recorded in connection with the Company's intensified internal audits and detailed controls and operating reviews performed during 2003.

        The operating loss in 2002 was primarily due to restructuring and other charges as well as the impairment of long lived assets and goodwill in addition to the decrease in revenue. In the electronic components business, the overall decrease in demand resulted in much lower manufacturing volumes across all business units, which increased per unit costs. In the Submarine Telecommunications business, margin was impacted significantly by a significant reduction in third party system builds.

        Operating loss and margin for 2002 include net restructuring and other charges of $1,115 million. The $1,115 million net charge includes charges totaling $1,141 million, of which inventory reserves of $609 million are included in cost of sales. These charges primarily relate to initiatives taken to reduce fixed costs, due to the significant downturn in the telecommunications business and certain electronics end markets, including facility closures, headcount reductions, inventory reserves and purchase commitment cancellations. These charges were slightly offset by a restructuring credit of $26 million primarily relating to a revision in estimates of current and prior years' severance and facilities charges. Total inventory charges of $833 million include $609 million of inventory write-downs and $212 million of supplier contract termination fees. In 2002, $20 million was originally included in the inventory written down and was recorded as a restructuring credit to cost of sales in 2003. Also included within operating loss and margins for 2002 are charges of $569 million for the impairment of long lived assets, and goodwill impairment charges of $281 million related to Tyco Submarine Telecommunications.

Healthcare

        The following table sets forth net revenue and operating income and margin for Healthcare for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Revenue from product sales	$9,040	$8,344	$7,693
Service revenue	70	76	71

Net revenue	$9,110	$8,420	$7,764

Operating income	$2,365	$2,104	$1,833
Operating margin	26.0%	25.0%	23.6%

        Net revenue for Healthcare increased 8.2% in 2004 as compared to 2003. The increase in net revenue resulted primarily from growth in our existing businesses and favorable foreign currency exchange rates ($292 million). Growth in Healthcare's underlying businesses was primarily a result of increased net revenue within Medical Devices & Supplies, and to a lesser extent, at Pharmaceuticals. The increase at Medical Devices & Supplies was largely driven by higher sales volume within our International division, particularly in Europe, due to benefits realized from the sales force investment, back order recovery, growth in Spain and Italy and the absence of an unfavorable $47 million contractual adjustment recorded in 2003. Also contributing to the increase in Medical Devices and Supplies were higher sales within the Medical division resulting primarily from new SharpSafety product launches and gain in market share within the wound care market.

        The 12.4% increase in operating income in 2004 as compared to 2003 was due primarily to the favorable margin impact of the increased sales discussed above, favorable foreign currency exchange rates and a continued focus on maximizing operating efficiencies. Operating income was adversely impacted by a $29 million increase in legal liabilities for an ongoing patent infringement suit, and a $59 million increase in research and development costs. Additionally, 2004 operating income includes net restructuring, divestiture and impairment charges of $18 million, composed of: (i) restructuring charges of $13 million related to the closure of various facilities offset by a credit of $2 million due to costs being less than anticipated; (ii) a $4 million divestiture charge resulting from a loss on the sale of a business and (iii) $3 million of impairment charges related to the closure of various facilities.

        Net revenue for Healthcare increased 8.4% in 2003 as compared to 2002, including an 8.5% increase in product revenue and a 7.0% increase in service revenue. The increase in net revenue resulted primarily from growth in our existing businesses and favorable foreign currency exchange rates and, to a lesser extent, acquisitions, net of divestitures. Growth in our existing businesses was due to the following: increases in the Surgical division concurrent with the award of a major contract and continued organic growth within certain surgical stapling lines; increases in the Medical division resulting from the award of a significant wound care contract, coupled with the exit of a major competitor from the traditional wound care business; new product launches and higher demand in the ultrasound market; increases in Pharmaceuticals and Imaging due to higher volumes and increased market share; and, strong sales within the Respiratory division. These sales increases were partially offset by a decrease in the diaper product segment of the Retail business largely resulting from the adverse impact of the industry-wide down-count issues, and a decline in the International division due to lower sales in continental Europe and Latin America. The increase in net revenue also resulted from favorable changes in foreign exchange rates ($268 million) and incremental revenue generated from the acquisition of Paragon Trade Brands ("Paragon") in January 2002 ($124 million calculated in the manner described below in "Acquisitions"), slightly offset by a decline in revenue ($48 million) related to the divestiture of Surgical Dynamics, Inc. in July 2002.

        The 14.8% increase in operating income and increase in margin in 2003 as compared to 2002 were due primarily to favorable margin impact as a result of higher sales and favorable manufacturing variances as a result of increased production volumes, a shift to a more favorable product mix, and cost savings as a result of the closure of certain Paragon facilities, back office consolidations and our continued focus on optimizing operating expenses. Slightly offsetting the effect of those items were increased legal fees, insurance and pension expense, and higher sales and marketing expense as a result of program development aimed at supporting organic growth initiatives. Also contributing to the increase in operating income and margins were favorable fluctuations in foreign currency exchange rates and the impact of acquisitions and divestitures. During 2003, we recorded net credits totaling $2 million, including restructuring credits of $8 million due to actual costs being less than anticipated, and a credit of $7 million related to an insurance reimbursement for certain legal fees associated with product liability cases. These credits were largely offset by charges of $12 million related to asset reserves for inventory and charges of $1 million for adjustments to accrual balances related to workers' compensation, which were changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates.

        Operating income and margin for 2002 reflect net restructuring and other charges of $45 million. The $45 million net charge includes charges of $49 million, of which inventory write-downs of $1 million are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility related costs due to exiting certain business lines, and are partially offset by a credit of $4 million relating to current and prior years' restructuring charges. Operating income and margin for 2002 also include a charge for the impairment of long-lived assets of $2 million.

Engineered Products and Services

        The following table sets forth net revenue and operating income and margin for Engineered Products and Services for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Revenue from product sales	$4,582	$3,824	$3,888
Service revenue	1,425	674	645

Net revenue	$6,007	$4,498	$4,533

Operating income	$620	$362	$251
Operating margin	10.3%	8.0%	5.5%

        Net revenue for Engineered Products and Services increased $1,509 million or 33.5% in 2004 as compared to 2003, of which $739 million, or 16.4%, represents a change in how we classify certain sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Infrastructure Services. For the year ended September 30, 2004, the Company began reflecting these sub-contract costs in both revenue and cost of revenue of Infrastructure Services. The Company has not adjusted revenue or cost of revenue for the years ended September 30, 2003 and 2002 as such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income (loss) or cash flow.

        The remaining increase in net revenue resulted primarily from increased demand and higher selling prices at Electrical & Metal Products and at Tyco Fire & Building Products and favorable foreign currency exchange rates in all businesses ($298 million). Further contributing to the increase, although to a much lesser extent, were improved business conditions at Infrastructure Services due primarily to an improved construction market and continued market share growth. Sales remained flat at Flow Control as the impact of lower levels of non-residential construction and industrial capital spending, primarily in North America, were offset by improved activity in other end markets and geographic regions.

        The 71.3% increase in operating income and the 2.3% increase in margin in 2004 as compared to 2003 were due primarily to increased net revenue discussed above, the impact of cost reduction programs initiated in prior periods and the positive impact of foreign currency ($31 million). These favorable increases were partly offset by the impact of higher raw material costs. Additionally, operating income includes net restructuring, impairment and divestiture charges of $62 million in 2004 compared to $56 million (discussed below) in 2003. Included in the $62 million charge is $53 million of restructuring and $4 million of impairment charges related to the consolidation of manufacturing, distribution and office locations and activities at Flow Control and Infrastructure Services. The remaining $5 million divestiture charge primarily relates to an impairment of goodwill related to the sale of a business. The revenue reclassification at Infrastructure Services discussed above had no impact on operating income for 2004; however, this adjustment lowered 2004 operating margin by 1.5 percentage points.

        Net revenue for Engineered Products and Services slightly decreased in 2003 as compared to 2002, including a 1.6% decrease in product revenue partially offset by a 4.5% increase in service revenue. Net revenue decreased year over year, as the increase in net revenue due to favorable changes in foreign currency exchange rates ($219 million) and the effect of acquisitions ($41 million calculated in a manner described below in "Acquisitions") was more than offset by weak conditions in major markets at Flow Control and Electrical & Metal Products, most notably in non-residential construction. Also contributing to the overall decrease were lower levels of capital spending and increased pricing pressure, resulting in lower selling prices. The $41 million effect from acquisitions included Century

Tube Corporation in October 2001, Water & Power Technologies in November 2001, Clean Air Systems in February 2002 and all other acquisitions with a purchase price of $10 million or more.

        The 44.2% increase in operating income and the increase in margin in 2003 compared to 2002 was due to lower than usual operating income in the prior year period as a result of recording charges of $377 million (discussed below). During 2003, we recorded charges totaling $56 million, which includes charges of $32 million related to changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews, and as a result of applying management's judgments and estimates (including $19 million related to adjustments to workers' compensation and $13 million associated with asset reserves). These charges also include charges of $8 million, of which a $6 million charge is included in cost of sales, for 2003 restructuring plans partially offset by changes in estimates due to actual costs being less than originally anticipated, charges for the impairment of long-lived assets of $2 million relating to manufacturing and distribution consolidation at Flow Control and cost reduction projects, and other costs of $14 million included within selling, general and administrative expenses primarily related to the reorganization and consolidation of a manufacturing facility and certain business offices. Operating income and margin were also negatively impacted by the lower sales discussed above, competitive conditions in major markets for valves and controls, thermal controls, and electrical and metal products, and increased raw material costs, primarily steel.

        Operating income and margin for 2002 reflect $377 million of restructuring and other charges consisting of $48 million, of which inventory write-downs of $6 million are included in cost of sales, primarily related to severance and facility exit costs associated with streamlining the business. Also included are charges of $10 million for the impairment of property, plant and equipment associated with the closure of facilities, and goodwill impairment charges of $319 million relating to Tyco Infrastructure Services.

Plastics and Adhesives

        The following table sets forth net revenue and operating income and margin for Plastics and Adhesives for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Revenue from product sales	$1,742	$1,731	$1,722
Operating income	$69	$171	$196
Operating margin	4.0%	9.9%	11.4%

        Net revenue increased slightly in 2004 as compared to 2003 primarily due to an increase in price ($44 million) and volume ($4 million) in Plastics. Additionally, foreign currency had a positive impact of $9 million on net revenue, and increased volume in Ludlow Coated Products ($5 million) from its building products and flexible packaging business also contributed to the overall increase. These increases were largely offset by softness in A&E Products ($49 million), particularly in the Americas Hangers business, in Asia and in the Catering business and a slight decline in Adhesives sales volume in the Corrosion Protection business.

        The significant decreases in operating income and operating margin in 2004 as compared to 2003 were primarily due to impairment ($47 million) and restructuring charges ($44 million) incurred during 2004 totaling $91 million associated with the closure of various facilities. The decreases in net revenue discussed above and margin declines at A&E Products due to lower volumes and pricing pressure also contributed to the decrease in operating income and margin. Operating income and margin for 2003 includes a net credit of $1 million discussed below.

        Net revenue at Tyco Plastics and Adhesives increased slightly in 2003 as compared to 2002 due to the effect of favorable changes in foreign currency exchange rates ($38 million) and acquisitions

($21 million calculated in the manner described below in "Acquisitions"), which included LINQ Industrial Fabrics, Inc. in December 2001 and all other acquisitions with a purchase price of $10 million or more. Sales increases were achieved by higher selling prices as a result of higher raw material costs, increased sales volume of plastic sheeting and duct tape products as a result of the heightened level of security related to the potential likelihood of terrorist attacks, and a strong residential construction market for Ludlow Coated Products. These increases were more than offset by increased competition and decreases in our Corrosion Protection business, which had been negatively impacted by a slow down in the oil and gas pipeline construction markets created by uncertainty in the Middle East and Venezuela, and a decline in hanger sales due to weak demand in the retail garment industry.

        The significant decrease in operating income and decrease in operating margin in 2003 as compared to 2002 were primarily due to increased raw material costs (primarily polyethylene) and increased pricing competition driven by excess production capacity and an increase in lower priced imported goods. During 2003, Tyco Plastics and Adhesives recorded net credits totaling $1 million. These credits include charges of $6 million related to changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates (including $3 million for adjustments to accrual balances, and $3 million related to asset reserves for inventory), restructuring credits of $1 million due to costs being less than anticipated and a credit of $6 million related to the settlement of a lawsuit.

        Operating income and margin for 2002 reflect net restructuring and other charges of $10 million, of which inventory write-downs of $1 million are included in cost of sales. These charges primarily relate to severance associated with the consolidation of operations and facility related costs due to exiting certain business lines. Operating income and margins for 2002 also include a charge for the write-off of long-lived assets of $3 million primarily related to the impairment of long-lived assets.

Corporate and Other

        Corporate net revenue of $25 million, $14 million and $8 million in 2004, 2003 and 2002, respectively, relates to the TGN business, which is classified as held for sale. Corporate expense was $385 million, $1,161 million and $3,510 million in 2004, 2003 and 2002, respectively, which includes operating losses of $73 million, $760 million and $3,090 million in 2004, 2003 and 2002, respectively, related to the TGN business held for sale.

        Corporate expense for 2004 includes net charges of $14 million, which consists of charges for the impairment of long-lived assets of $8 million and net restructuring charges of $6 million primarily attributable to severance related to the relocation of the corporate headquarters.

        Corporate expense for 2003 includes charges totaling $824 million. Included within the $824 million is a charge of $91 million for an incremental increase in directors and officers insurance and charges of $39 million related to internal investigation fees. Also included is a charge of $20 million primarily related to severance and benefits for corporate employees and a restructuring credit of $11 million due to actual costs being less than anticipated, both of which were changes in estimates recorded in connection with the Company's intensified internal audits, detailed controls and operating reviews and as a result of applying management's judgments and estimates. Also included within the $824 million are net restructuring credits of $10 million, other net charges of $16 million included in selling, general and administrative expenses, and charges for the impairment of long-lived assets of $679 million primarily related to the TGN business held for sale and, to a lesser extent, the closure and relocation of corporate offices and related severance and benefits.

        Corporate expense in 2002 includes net restructuring, impairment and other charges of $3,914 million including $2,582 million related to the impairment of the TGN, $29 million related to the impairment of certain properties associated with the consolidation of corporate headquarters, $744 million related to goodwill impairment within the TGN business held for sale, and net restructuring and other charges of $559 million primarily related to charges within the TGN business held for sale and, to a lesser extent, the write-off of investment banking fees and other deal costs associated with the terminated breakup plan and certain acquisitions that were not completed, costs incurred for the internal investigation, and severance.

        The significant restructuring charges recorded in 2002 were primarily related to the restructuring of the TGN business held for sale to address the significant overcapacity in the market and resulting lack of demand for new system construction. In the fourth quarter of 2002, management decided to focus the business for the foreseeable future on maintenance revenue and capacity sales on the TGN, to discontinue future additions to the TGN, and to limit construction activities to small projects that were cash flow positive with at least breakeven earnings. As a result of this strategy, management devised a plan to significantly downsize the manufacturing footprint, decrease project management staffing, reduce the research and development function and minimize staffing and expense in all other administrative areas of the business to decrease cash outflows and losses to the maximum extent possible. This plan was carefully crafted to ensure that both the technical and construction competencies of the business would be preserved in the event industry conditions improve.

Results by Geographic Area

        Net revenue by geographic area for the years ended September 30, 2004, 2003 and 2002 is as follows ($ in millions):

	2004	2003	2002
Net revenue:
United States	$21,156	$19,822	$20,292
Other Americas	2,169	1,844	2,007
Europe	11,018	9,366	8,026
Asia-Pacific	5,810	4,955	4,499

Net revenue(1)	$40,153	$35,987	$34,824

(1)
Revenue from external customers are attributed to individual countries based on the reporting entity that records the transaction.

Interest Income and Expense

        Interest income was $91 million in 2004, as compared to $107 million and $117 million in 2003 and 2002, respectively.

        Interest expense was $963 million in 2004, as compared to $1,148 million in 2003 and $1,076 million in 2002. The decrease in interest expense in 2004 as compared to 2003 is primarily the result of a lower average debt balance in 2004 and the favorable impact of interest rate swap agreements executed during the year. The increase in interest expense in 2003 over 2002 is primarily the result of the benefit from the cancellation of certain swaps in 2002 and a decrease in capitalized interest due to the completion of the TGN, partially offset by a lower average outstanding debt balance during 2003. The weighted-average rates of interest on total debt outstanding during 2004, 2003 and 2002 were 5.4%, 4.9% and 4.5%, respectively. The weighted-average interest rate during 2004 increased due to the retirement of lower interest rate debt.

Other Expense, Net

        During 2004, net other expense of $286 million consisted primarily of a $284 million loss related to the repurchase of a portion of its outstanding convertible debt prior to its scheduled maturity. See Note 15 to the Consolidated Financial Statements for details regarding debt repurchases.

        During 2003, net other expense of $223 million consisted primarily of a net loss on the retirement of debt of $128 million. See Note 15 to the Consolidated Financial Statements for details regarding debt repurchases. Additionally, net other expense included an $87 million loss relating to the write-down of various investments when it became evident that the declines in the fair value of the investments were other than temporary, predominately due to the continuing depressed economic conditions, specifically within the telecommunications industry.

        During 2002, net other expense of $217 million consisted primarily of a $271 million loss on various investments, mainly related to its investments in FLAG Telecom Holdings Ltd. ("FLAG") when it became evident that the declines in the fair value of FLAG and other investments were other than temporary. This loss was partially offset by a gain of $30 million related to the retirement of debt and a net gain on divestiture of $24 million (see "Divestitures and Discontinued Operations" below).

Income Taxes

        Our effective income tax rate was 27.4%, 42.2% and (7.6)% for 2004, 2003 and 2002, respectively. The decline in the effective rate from 2003 to 2004 is principally the result of increased profitability in operations primarily in jurisdictions with lower tax rates and a decrease in nondeductible charges. The change in the effective tax rate from 2002 to 2003 is primarily the result of a decrease in impairment and other charges which did not provide a tax benefit and a decrease in other non-deductible charges.

        During 2004, the Company made substantial changes to its tax reporting and compliance processes, including preparation of amended U.S. federal income tax returns, hiring and training of additional tax personnel and the completion of a comprehensive review, analysis and reconciliation of its deferred tax assets and liabilities as of September 30, 2003 and September 30, 2004. The presentation of deferred tax assets and liabilities as of September 30, 2003 has been reclassified for comparability purposes as a result of this comprehensive deferred tax analysis.

        The valuation allowance for deferred tax assets of $1,992 million and $1,879 million at September 30, 2004 and 2003, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which requires a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the Internal Revenue Service ("IRS") for the years 1997 to 2000. In connection with such examinations, certain tax authorities, including the IRS, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.

These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. Substantially all of these potential tax liabilities are recorded in other liabilities on the Consolidated Balance Sheets as payment is not expected within one year.

        In connection with the IRS audits for the years 1997-2000, the Company prepared proposed amendments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously reported. The IRS is currently reviewing the proposed amendments. The Company has not recorded the impact of the proposed amendments, pending the completion of the IRS review. The proposed amendments, if accepted, will result in receipt of refunds or credits and a corresponding reduction to the deferred tax assets and liabilities. The Company may prepare proposed amendments to prior period U.S. federal income tax returns for additional periods. The proposed amendments are not expected to have a material adverse impact on our financial condition, results of operations or cash flows.

        Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

Divestitures and Discontinued Operations

        During 2003, we conducted a comprehensive review of our core businesses, and as a result, implemented a divestiture program in early 2004. This strategy is intended to sharpen our focus on core businesses, simplify operations and improve cost structure. This divestiture program is designed to increase the focus on our core operations by exiting certain operations that do not meet our criteria for strategic fit or financial returns. In November 2003, we estimated that the potential proceeds excluding the proceeds from the sale of the TGN could be at least $400 million once the program is completed. Cumulative proceeds through the date of this filing are approximately $412 million. As part of this program, we planned to sell the TGN, our undersea fiber optic telecommunications network. The market for the TGN is challenged by significant overcapacity and severe pricing pressure and the industry is in need of consolidation. However, we plan to retain ownership of the telecommunications systems supply business which provides maintenance and undersea cable construction. In November 2004, we agreed to sell the TGN to one of India's telephone and internet service providers for $130 million. As discussed in Note 3, the entire value of the TGN has been written-off. The sale is subject to governmental approval in the United States, India and other countries.

2004 Activity

        During 2004, the Company recorded net losses and impairments of divestitures of $116 million in continuing operations in connection with the divestiture or write-down to fair value of certain held for sale businesses. In addition, the Company also recorded losses on the sale of discontinued operations of $132 million ($123 million after tax) to write the carrying value of such assets down to their estimated fair value.

        In connection with the divestiture program announced in November 2003, the Company divested twenty-one and liquidated four non-core businesses across all business segments, except Plastics and Adhesives and primarily within Fire and Security, for aggregate proceeds of $252 million in cash, of which $16 million of the proceeds are currently held in escrow. Total assets and total liabilities of the divested businesses were $445 million and $115 million, respectively. Total assets include cash retained by the businesses sold of $13 million. Subsequent to September 30, 2004, the Company divested an additional seven non-core businesses realizing aggregate proceeds of approximately $160 million.

        Net revenue and net loss for 2004 through the date of disposition were $460 million and $43 million, respectively, for divested companies that did not meet the criteria for discontinued operations. Net revenue and net income for the year ended September 30, 2003 were $587 million and $24 million, respectively, for divested companies that did not meet the criteria for discontinued operations.

        Net revenue of 2004 discontinued operations for the years ended September 30, 2004, 2003 and 2002 were $889 million, $815 million and $766 million, respectively. Pretax (loss) income of these discontinued operations for the years ended September 30, 2004, 2003 and 2002 were $(135) million, $7 million and $19 million, respectively.

        The following table presents balance sheet information for discontinued operations and other businesses held for sale at September 30, 2004 and 2003 ($ in millions):

	2004	2003
Accounts receivable, net	$209	$160
Inventories	95	61
Prepaid expenses and other current assets	95	27
Property, plant and equipment, net	96	121
Other assets	120	120

Total assets	$615	$489

Accounts payable	$155	$119
Accrued and other current liabilities	243	73
Other liabilities	125	—

Total liabilities	$523	$192

2003 Activity

        During 2003, Tyco recorded income from discontinued operations of $20 million for a restitution payment made by Frank E. Walsh Jr., a former director (see Note 14 to the Consolidated Financial Statements).

2002 Activity

        During 2002, the Company sold certain of its businesses for net proceeds of $139 million in cash that consisted primarily of businesses within Healthcare and Fire and Security. In connection with these dispositions, the Company recorded a net gain of $24 million, which is included in other expense, net in the Consolidated Statement of Operations.

        On July 8, 2002, the Company divested Tyco Capital (CIT Group Inc.) through the sale of 100% of the common shares of CIT Group Inc. ("CIT"), its principal operating subsidiary, in an initial public offering ("IPO"). Accordingly, the results of Tyco Capital are presented as discontinued operations. Operating results from the discontinued operations of Tyco Capital from October 1, 2001 through July 8, 2002 were $3.3 billion of finance income, $6.0 billion of pre-tax loss and $6.3 billion of net loss. The net loss includes a goodwill impairment charge of $6,638 million.

        During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit ratings, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. Further, market-based information developed in connection with the Company's preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, the Company performed a SFAS No. 142, "Goodwill and Other Intangible Assets," first step impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that time.

        Management's objective in performing the first step goodwill impairment analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, the Company recorded a $4,513 million impairment charge as of March 31, 2002, which is included in discontinued operations.

        A second step goodwill impairment analysis is required whenever a reporting unit's book value exceeds estimated fair value. This analysis required the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment charge of $132 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, the Company performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in a goodwill impairment of $1,867 million. Tyco also recorded an additional impairment charge of $126 million in order to write-down its investment in CIT to fair value for a total CIT goodwill impairment of $2,125 million. This write-down was based upon net IPO proceeds of approximately $4.4 billion, after deducting estimated out-of-pocket expenses, and is included in the $6,283 million loss from discontinued operations. During the fourth quarter of 2002, Tyco recorded a loss on the sale of Tyco Capital of $59 million.

Acquisitions

        Prior to 2003, acquisitions were a significant element of our growth strategy. When we acquired a business, we began to integrate the acquired company with our existing operations immediately, and, consequently, we were generally unable to separately identify the post-acquisition financial results of acquired companies. The revenue growth or decline attributable to such acquisitions, which are included in segment discussions for 2003 and 2002, were estimates calculated by assuming the acquisitions were made at the beginning of the relevant year by adding back pre-acquisition revenue of the acquired companies for both periods. These calculations included all acquisitions with a purchase price of $10 million or more and did not include acquisitions with a purchase price of less than $10 million, due to the relative size of these smaller acquisitions compared to Tyco's operating results and the large number of acquisitions during 2003 and 2002. These smaller acquisitions represent approximately 6% of the total purchase price for all acquisitions during 2003 and 2002. Since these estimates are based on pre-acquisition revenue, they are not necessarily indicative of post-acquisition results. This calculation is similar to the method used in calculating the acquisition related pro forma results of operations in Note 5 to the Consolidated Financial Statements pursuant to SFAS No. 141, "Business Combinations."

Cumulative Effect of Accounting Change

        As discussed in Note 9 to the Consolidated Financial Statements, the Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During 2003, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," (revised December 2003 as FIN No. 46R) and, accordingly, restructured one of the synthetic leases to meet the requirements of FIN 46 for off-balance sheet accounting. The Company reclassified the remaining two leases as capital leases and, consequently, recorded a $75 million after-tax loss ($115 million pretax) cumulative effect adjustment. In addition, total debt increased by $498 million at the time of consolidation, July 1, 2003.

        In 2003 in conjunction with adopting FIN 46, the Company also evaluated other investments and concluded that four joint ventures that were previously accounted for under the equity method of accounting within Tyco Infrastructure Services, in which we own a minority interest, met the consolidation criteria set forth in FIN 46. Accordingly, these ventures were consolidated onto the Company's balance sheet effective July 1, 2003. The assets and liabilities of these joint ventures included on the Company's balance sheet at that time were $112 million and $96 million, respectively.

        Subsequently, these four joint ventures were deconsolidated as of March 31, 2004 with the adoption of FIN 46R. The assets and liabilities of these joint ventures included in the Company's balance sheet at September 30, 2003 were $96 million and $69 million, respectively.

Change in Fiscal Year

        On November 4, 2004, the Board of Directors approved the change in our fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the Friday nearest September 30, such that each quarterly period will be 13 weeks in length. Once every seven years, starting in 2011, the fourth quarter reporting period will be 14 weeks. In addition, certain of our subsidiaries have consistently closed their books up to one month prior to our fiscal period end. We plan to report results for these subsidiaries using the same period as the reported results of the consolidated Company. While the expected December holiday-related slow-down in certain customer sales is expected to shift from the second fiscal quarter to the first fiscal quarter, the impact of this change is not expected to be material to the Consolidated Financial Statements. This change is also consistent with our ongoing efforts to enhance controls and improve the transparency of its reporting, as this change better aligns our external reporting with our internal operational processes. This change will be effective for our first fiscal quarter ending December 31, 2004. The results for the transition period related to this change will be reported as an adjustment within Shareholders' Equity. No transition report is required for these changes.

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

        Depreciation and Amortization Method for Security Monitoring Systems—Tyco generally considers its electronic security assets in three asset pools: internally generated residential systems, internally generated commercial systems and customer accounts acquired through the ADT dealer program. The determination of the depreciable lives of subscriber systems included in property, plant and equipment, and the amortizable lives of customer contracts and related customer relationships included in intangible assets, are primarily based on historical attrition rates, third-party lifing studies and the useful life of the underlying tangible asset. The realizable value and remaining useful lives of these assets could be impacted by changes in customer attrition rates. If the attrition rates were to rise, Tyco may be required to accelerate the depreciation and amortization.

        With respect to Tyco's depreciation policy for security monitoring systems installed in residential and commercial customer premises, the costs of these systems are combined in separate pools for internally generated residential and internally generated commercial account customers (collectively "subscriber systems"), and generally depreciated over ten to fourteen years. Tyco concluded that for residential and commercial account pools the straight-line method of depreciation over a ten to fourteen-year period continues to be appropriate given the observed actual attrition data for these pools.

        Tyco purchases residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. The purchase price of these customer contracts is recorded as an intangible asset (i.e., contracts and related customer relationships).

        Intangible assets arising from the ADT dealer program are amortized in pools determined by the month of contract acquisition on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship. Tyco believes that the accelerated method that presently best achieves the matching objective described above is the double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships converting to the straight-line method of amortization for the remaining four years of the estimated relationship period. Actual attrition data is regularly reviewed in order to assess the continued applicability of the accelerated method of amortization described above.

        Attrition rates for customers in our Global Electronic Security Services business were 15.1%, 15.9% and 13.2% on a trailing 12-month basis as of September 30, 2004, 2003 and 2002, respectively.

        Goodwill—In performing the annual goodwill assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

        We elected to make July 1 the annual impairment assessment date for all reporting units. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

        Disruptions to our business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit and market capitalization declines may result in our having to perform a SFAS No. 142 first step valuation analysis for some or all of our reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

        During 2004, the Company recorded goodwill impairments of $60 million of which $48 million related to divested businesses and $12 million related to businesses classified as held for sale, respectively. The Company also recorded goodwill impairments of $278 million and $1,344 million in 2003 and 2002, respectively.

        Revenue Recognition—Contract sales for the installation of fire protection systems, large security intruder systems, undersea cable systems and other construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon contracted revenue and related estimated cost to completion. The risk of this methodology is its dependence upon estimates of costs to completion, which are subject to the uncertainties inherent in long-term contracts. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. If estimates are inaccurate, there is risk that our revenue and profits for the period may be overstated or understated.

        Income Taxes—In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets are also reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

        In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, such adjustment may impact goodwill rather than the income tax provision.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

        Long-Lived Assets—Assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for the years ended September 30, 2004, 2003 and 2002 ($ in millions):

	2004	2003	2002
Cash flows from operating activities:
Operating income (loss)	$5,317	$3,059	$(1,472)
Non-cash restructuring and other (credits) charges, net	(30)	(46)	796
Impairment of long-lived assets	99	825	3,310
Non-cash losses (gains) and impairments on divestitures, net	111	—	(24)
Goodwill impairment	—	278	1,344
Write-off of purchased in-process research and development	—	—	18
Depreciation and amortization(1)	2,176	2,183	2,073
Deferred income taxes	172	357	(578)
Provision for losses on accounts receivable and inventory	321	580	499
Debt and refinancing cost amortization	55	116	194
Other, net(2)	81	100	112
Net (increase) decrease in working capital	23	(226)	368
Decrease in sale of accounts receivable	(929)	(119)	(56)
Interest income	91	107	117
Interest expense	(963)	(1,148)	(1,076)
Income tax expense	(1,140)	(757)	(202)

Net cash provided by operating activities	$5,384	$5,309	$5,423

Other cash flow items:
Capital expenditures, net(3)	$(1,015)	$(1,274)	$(2,823)
Dividends paid	(100)	(101)	(100)
Decrease in sale of accounts receivable	929	119	56
Acquisition of customer accounts (ADT dealer program)	(254)	(597)	(1,138)
Cash paid for purchase accounting and holdback/earn-out liabilities	(107)	(272)	(625)

(1)
This amount is the sum of depreciation ($1,478 million, $1,459 million and $1,454 million in 2004, 2003 and 2002, respectively) and amortization of intangible assets ($698 million, $724 million and $619 million in 2004, 2003 and 2002, respectively).

(2)
This amount includes the add back of net losses on the retirement of debt of $284 million and $128 million in 2004 and 2003, respectively, and income from the retirement of debt of $33 million in 2002.

(3)
This includes net proceeds of $141 million, $124 million and $166 million received for the sale/disposition of property, plant and equipment in 2004, 2003 and 2002, respectively. It also includes proceeds of $30 million received in sale-leaseback transactions in 2002.

        The following table shows cash flow from operating activities and other cash flow items by segment for the year ended September 30, 2004 ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Cash flows from operating activities:
Operating income (loss)	$899	$1,749	$2,365	$620	$69	$(385)	$5,317
Non-cash restructuring and other charges (credits), net	4	(33)	—	(1)	4	(4)	(30)
Impairment of long-lived assets	34	3	3	4	47	8	99
Non-cash losses and impairments on divestitures, net	51	51	4	5	—	—	111
Depreciation	589	472	249	114	50	4	1,478
Intangible assets amortization	543	68	78	2	7	—	698

Depreciation and amortization	1,132	540	327	116	57	4	2,176
Deferred income taxes	—	—	—	—	—	172	172
Provision for losses on accounts receivable and inventory	150	54	63	50	4	—	321
Debt and refinancing cost amortization	—	—	—	—	—	55	55
Net decrease (increase) in working capital and other(1)	(154)	(197)	(157)	(45)	8	649	104
Decrease in sale of accounts receivable(2)	(97)	(20)	(112)	—	—	(700)	(929)
Interest income	—	—	—	—	—	91	91
Interest expense	—	—	—	—	—	(963)	(963)
Income tax expense	—	—	—	—	—	(1,140)	(1,140)

Net cash provided by (used in) operating activities	$2,019	$2,147	$2,493	$749	$189	$(2,213)	$5,384

Other cash flow items:
Capital expenditures, net	(335)	(370)	(239)	(45)	(28)	2	$(1,015)
Dividends paid	—	—	—	—	—	(100)	(100)
Decrease in sale of accounts receivable programs	97	20	112	—	—	700	929
Acquisition of customer accounts (ADT dealer program)	(254)	—	—	—	—	—	(254)
Cash paid for purchase accounting and holdback/earn-out liabilities	(31)	(48)	(12)	(14)	(2)	—	(107)

(1)
This amount includes the add back of $284 million related to a loss on the retirement of debt.

(2)
Fire and Security and Electronics include $91 million and $21 million, respectively, related to Corporate programs.

        The net change in total working capital, net of the effects of divestitures and acquisitions, was a cash decrease of $906 million in 2004, including cash paid for restructuring and other charges of $266 million. The components of this change are set forth in detail in our Consolidated Statements of Cash Flows. The significant changes in working capital included a $225 million increase in inventories and a $153 million increase in accounts receivable, offset by an increase of $406 million in income taxes payable. Also, during 2004 we significantly decreased our participation in our sale of accounts receivable programs resulting in an additional $929 million increase in accounts receivable. We strive to maximize our cash flow by minimizing the working capital employed in our businesses.

        During 2004, 2003 and 2002 we paid out $266 million, $503 million and $518 million, respectively, in cash related to restructuring activities. See Note 2 to our Consolidated Financial Statements for further information regarding our restructuring activities.

        During 2004, 2003 and 2002, Tyco paid $254 million, $597 million and $1,138 million of cash, respectively, to acquire 0.3 million, 0.6 million and 1.4 million customer contracts for electronic security services through the ADT dealer program.

        During 2004, 2003 and 2002, we paid $107 million, $272 million and $625 million, respectively, in cash for purchase accounting and holdback/earn-out liabilities. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions which require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth.

        At September 30, 2004, the acquisition liabilities on our Consolidated Balance Sheets were $123 million, of which $29 million is included in accrued and other current liabilities and $94 million is included in other liabilities. In addition, holdback/earn-out liabilities on our Consolidated Balance Sheets were $167 million, of which $59 million are included in accrued and other current liabilities and $108 million are included in other liabilities.

        As previously discussed, during 2003, we conducted a comprehensive review of Tyco's core businesses, and as a result, implemented a divestiture program in early 2004. In November 2003 we estimated that the potential proceeds, excluding the proceeds from the sale of the TGN, could be at least $400 million once the program is completed. Cumulative proceeds through the date of this filing are approximately $412 million. As part of this program, we planned to sell the TGN, our undersea fiber optic telecommunications network. In November 2004, we agreed to sell the TGN to one of India's telephone and internet service providers for $130 million. As discussed in Note 3, the entire value of the TGN has been written-off. The sale is subject to governmental approval in the United States, India and other countries.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. During 2003 and 2002, we spent $113 million and $1.1 billion, respectively, on construction of the TGN. Construction of the TGN was completed during 2003. Consequently, the level of capital expenditures in Electronics decreased in 2004. The level of capital expenditures in the other segments is not expected to exceed depreciation in 2005 and is expected to increase slightly relative to the level of spending in 2004.

        The provision for income taxes relating to continuing operations in the Consolidated Statement of Operations for 2004 was $1,140 million, and the amount of income taxes paid, net of refunds, during the year was $550 million. The difference is due to timing differences, as well as net operating loss carryforward and carryback utilization.

Capitalization

        Shareholders' equity was $30.3 billion at September 30, 2004, compared to $26.4 billion at September 30, 2003. This increase was due primarily to net income of $2.9 billion and foreign currency translation of $704 million.

        At September 30, 2004, total debt decreased $4.2 billion to $16.7 billion, as compared to $21.0 billion at September 30, 2003. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 36% at September 30, 2004 and 44% at September 30, 2003. The decrease in debt resulted principally from the repayments of debt detailed below partially offset by the issuance of $1.0 billion 6.0% notes due 2013 by Tyco International Group S.A. ("TIGSA") in November 2003. Our cash balance increased to $4,467 million at September 30, 2004, as compared to $4,186 million at September 30, 2003.

        In November 2003, TIGSA issued $1.0 billion 6.0% notes due 2013 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $988 million were used to repay a portion of the $2.0 billion outstanding under the 5-year revolving credit facility due 2006. These notes were subsequently exchanged for registered notes with substantially identical terms in an exchange offer that expired on May 3, 2004.

        In November 2003, holders of principal amount at maturity of $3,197 million of zero coupon convertible debentures due 2020 notified Tyco that they had exercised their option to require Tyco to repurchase their debentures at a price of $775.66 per $1,000 principal at maturity, representing the accreted value of the debentures on that date. On November 18, 2003, Tyco purchased these debentures for cash of $2,480 million.

        In December 2003, TIGSA entered into a $1.0 billion 364-day revolving bank credit facility, which includes a one year term-out option, and a $1.5 billion 3-year revolving bank credit facility. These facilities have a variable interest rate based on LIBOR. The margin over LIBOR payable by TIGSA can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006. As of September 30, 2004, there were no outstanding borrowings under either facility. The $1.0 billion 364-day revolving credit facility expires on December 20, 2004, and we expect that the facility will be replaced by a $1.0 billion 5-year revolving credit facility prior to its expiration. The $1.5 billion 3-year revolving credit facility expires on December 22, 2006.

        In June 2004, the Company purchased $303 million of its 8.2% notes due 2008 for cash of $341 million, which resulted in a $38 million loss, including unamortized debt issuance costs, on the retirement of debt.

        In the fourth quarter of 2004, the Company repurchased $517 million of its outstanding 2.75% convertible senior debentures with a 2008 put option. The total purchase price paid was $750 million and the repurchase resulted in a $241 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

        Our bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. At September 30, 2004, we had three synthetic lease facilities, of which one has since expired on December 10, 2004, with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants is presently considered restrictive to our operations. We are currently in compliance with all of our debt covenants.

        In 2004, we made voluntary contributions to our pension plans totaling approximately $575 million.

        The above transactions support Tyco's previously discussed strategy to strengthen its balance sheet by using a portion of its excess cash to reduce debt.

        We plan to use available cash to continue to fund internal growth and cost reduction opportunities within our businesses. Additionally, we believe that our cash flow generation capability will allow us to continue to strengthen the balance sheet and return capital to shareholders. While debt reduction remains our focus in the near term, we may consider an appropriate acquisition should the opportunity arise. On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on our common shares from $0.0125 to $0.10 per share.

        The following table details the trend of our debt ratings:

	At September 30, 2004		At September 30, 2003
	Short Term	Long Term	Short Term	Long Term
Moody's	Prime-3	Baa3	Not prime	Ba2
Standard & Poor's	A2	BBB	A3	BBB-
Fitch	F2	BBB+	B	BB

        During 2004, Fitch upgraded our rating on the senior unsecured debt of the Company, as well as on the unconditionally guaranteed debt of TIGSA, to BBB+ from BB, and raised our commercial paper rating to F2 from B. Standard and Poor's upgraded our corporate credit and senior unsecured ratings to BBB from BBB- and our short term corporate credit and commercial paper ratings to A2 from A3. Moody's upgraded our long term rating to Baa3 from Ba2, as well as our short term rating to Prime-3 from Not Prime.

        The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Commitments and Contingencies

Contractual Obligations

        A summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable operating leases and other obligations at September 30, 2004 is as follows ($ in millions):

	2005	2006	2007	2008	2009	Thereafter
Debt(1)	$2,116	$2,026	$764	$2,608	$1,648	$7,571
Operating leases(2)	658	529	377	273	212	862
Purchase obligations(3)	192	10	2	1	1	12

Total contractual cash obligations(4)	$2,966	$2,565	$1,143	$2,882	$1,861	$8,445

(1)
Includes capital lease obligations and excludes interest.

(2)
Includes obligations under an off-balance sheet leasing arrangement under which a subsidiary of the Company has the option to buy five cable laying sea vessels (see Note 18 to the Consolidated Financial Statements).

(3)
Purchase obligations consist of commitments for purchases of good and services.

(4)
Minimum pension funding requirements are not included as such amounts have not been determined for all periods presented. The minimum required contributions to our pension plans are expected to be approximately $194 million in 2005.

        At September 30, 2004, the Company had outstanding letters of credit and letters of guarantee in the amount of $1.6 billion.

        At September 30, 2004, TIGSA had unsecured credit facilities of $1.0 billion due December 20, 2004, and $1.5 billion due December 22, 2006, both of which were undrawn and available (see Note 15 to the Consolidated Financial Statements). We expect that the existing $1.0 billion facility will be replaced by a $1.0 billion 5-year revolving credit facility prior to its expiration. In addition, certain of the Company's operating subsidiaries have overdraft and similar types of facilities, which total $434 million, of which $326 million was undrawn and available at September 30, 2004. These facilities expire at various dates through the year 2013, most of which are renewable and are established primarily within our international operations.

        At September 30, 2004, the Company had a contingent liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. No provision has been made in the Consolidated Financial Statements, as the outcome of this contingency cannot be reasonably determined.

        In June 2004, TIGSA entered into a $500 million 3-year unsecured letter of credit facility. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIGSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to TIGSA's bank credit facilities entered into during December 2003 and the indenture related to TIGSA's 6% notes due 2013 issued in November 2003. TIGSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this facility during 2004 enabled the

Company to release approximately $480 million of restricted cash and investments. As of September 30, 2004, there were no outstanding borrowings under this facility.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Legal Matters

Class Actions

        For a detailed discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, ERISA litigation and investigation, and litigation against our former senior management, see Item 3. Legal Proceedings. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigation

        For a detailed discussion of contingencies related to governmental investigations related to Tyco see Item 3. Legal Proceedings—Subpoenas and Document Requests From Governmental Entities. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Intellectual Property Litigation

        For a detailed discussion of contingencies related to Tyco's intellectual property litigation, see Item 3. Legal Proceedings—Intellectual Property Litigation.

Environmental Matters

        For a detailed discussion of contingencies related to Tyco's environmental matters, see Item 1. Business—Environmental Matters.

Asbestos Matters

        Like many other companies, Tyco and some of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, we have observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. A majority of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

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

        When appropriate, we settle claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2004, there were approximately 14,500 asbestos liability cases pending against us and our subsidiaries.

        We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts recorded for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows.

Income Tax Matters

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision. We cannot provide assurance that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or cash flows.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company's income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 or 2006 at an effective tax rate of 5.25%. The Company is currently reviewing whether to take advantage of this new provision of the AJCA.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

        As new internal controls and procedures are implemented, any reported allegations or violations of our guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of

$40 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiry. We do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flows.

Backlog

        At September 30, 2004, we had a backlog of unfilled orders of $13.2 billion, compared to a backlog of $11.3 billion at September 30, 2003. We expect that approximately 80% of our backlog at September 30, 2004 will be filled during 2005. Backlog by reportable industry segment at September 30 is as follows ($ in millions):

	2004	2003(1)
Fire and Security	$6,726	$6,782
Engineered Products and Services	3,469	2,025
Electronics	2,454	2,025
Healthcare	280	297
Plastics and Adhesives	118	96
Corporate and Other	120	76

	$13,167	$11,301

(1)
During the first quarter of 2004, our Precision Interconnect business was transferred from Healthcare to Electronics. In addition, the results of the TGN business held for sale are presented within Corporate and Other. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes.

        Within Fire and Security, backlog decreased primarily as a result of the sale of Sonitrol by ADT Security in the second quarter of 2004. Backlog for Fire and Security includes recurring revenue-in-force, which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at September 30, 2004 and September 30, 2003 was $3,559 million and $3,607 million, respectively. Within Engineered Products and Services, backlog increased primarily as a result of a $1.4 billion adjustment related to a change in how we classify sub-contract costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not previously included in reported revenue and cost of revenue of Infrastructure Services. During 2004, the Company began reflecting these subcontract costs in both revenue and cost of revenue of Infrastructure Services. Within Electronics, backlog increased primarily due to stronger orders resulting from an overall improvement in business conditions across the vast majority of its end markets. Backlog in Healthcare and Plastics and Adhesives represents unfilled orders, which, in the nature of the businesses, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare and Plastics and Adhesives to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        Tyco has several programs under which it may sell participating interests in accounts receivable to investors who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the Company sells new receivables. The Company has the risk of credit loss on the receivables and, accordingly, the full amount of the reserve has been retained on the Consolidated Balance Sheets. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds are less than the face amount of accounts receivable sold by an amount that approximates the cost that would be incurred if commercial paper were issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such discount aggregated $18 million, $29 million, and $17 million, or 3.1%, 3.5%, and 2.7% of the weighted-average balance of the receivables outstanding, during 2004, 2003 and 2002, respectively. The Company retains collection and administrative responsibilities for the participating interests in the defined pool. During 2004, the Company reduced outstanding balances under its accounts receivable programs by $929 million, of which $812 million relates to three of its corporate accounts receivable programs. At September 30, 2004 and 2003, the availability under corporate programs was $625 million and $1,025 million, respectively. Subsequent to September 30, 2004, the Company further reduced the availability under these programs to $550 million. At September 30, 2004 and 2003, the amounts utilized under these programs was zero and $803 million, respectively. The remaining reduction related to certain of our international businesses selling fewer accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under these arrangements was $99 million and $202 million at September 30, 2004 and 2003, respectively.

Variable Interest Entities

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

        As previously discussed, during 2003 the Company restructured one of the synthetic leases to meet the requirements of FIN 46 for off-balance sheet accounting. In 2003 in conjunction with adopting FIN 46, the Company also evaluated other investments and concluded that four joint ventures that were previously accounted for under the equity method of accounting within Tyco Infrastructure Services, in which we own a minority interest, met the consolidation criteria set forth in FIN 46. Accordingly, these ventures were consolidated onto the Company's balance sheet effective July 1, 2003, and were subsequently deconsolidated as of March 31, 2004 upon the adoption of FIN 46R. The assets and liabilities of these joint ventures included in the Company's Consolidated Balance Sheets at September 30, 2003 were $96 million and $69 million, respectively.

Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2005 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, annual results of operations or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Item I. Business—Environmental Matters for a discussion of these liabilities.

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million, and as of September 30, 2004 expects the obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on its estimate of fair value of the vessels (see "Liquidity and Capital Resources—Contractual Obligations" above).

        As a result of exiting certain facilities as part of restructuring and acquisition plans, or otherwise, the Company continues to lease certain properties which it has vacated but has sub-let to third parties. In the event the third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is not material, individually and in the aggregate, to the Company's financial position, results of operations or cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Notes 1 and 16 to the Consolidated Financial Statements.

Accounting Pronouncements

        In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirement of EITF 03-1 as of September 30, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on our results of operations, financial position or cash flows.

        In December 2003, the FASB issued FIN 46 (revised December 2003 as FIN 46R). FIN 46R further explains how to identify Variable Interest Entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of VIE in its financial statements. The Company adopted FIN 46R as of March 31, 2004. As a result, the joint ventures that were previously consolidated under FIN 46 were deconsolidated effective March 31, 2004. See Note 9 of the Consolidated Financial Statements for further discussion of the impact of FIN 46R.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. Tyco adopted the revised SFAS No. 132 during the quarter ended March 31, 2004. See Note 19 of the Consolidated Financial Statements for further discussion of retirement plans.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on our results of operations, financial position or cash flows.

        In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on postretirement health care plans that provide prescription drug benefits. FSP No. 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 is effective for Tyco in the fourth quarter of 2004. The adoption of FSP No. 106-2 did not have a material impact on our results of operations, financial position or cash flows.

        In September 2004, the EITF reached a consensus on EITF Issue No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and requires retroactive restatement of previously reported earnings per share. Any contingently convertible instrument that is settled in cash before December 31, 2004 would not be reflected in the retroactive restatement. The adoption of this EITF is not expected to have a material impact on our results of operations, financial position or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

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

Risks Relating to Actions of Tyco's Former Senior Corporate Management

  Pending litigation could have a material adverse effect on our liquidity and financial condition.

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of our Board of Directors also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

  Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the Department of Labor and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. We cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

  Examinations and audits by tax authorities, including the IRS, could result in additional tax payments for prior periods.

        Tyco and our subsidiaries' income tax returns are periodically examined by various tax authorities. Tyco is currently under audit by the IRS for the years 1997 to 2000. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        In connection with the IRS audits for the years 1997-2000, the Company prepared proposed adjustments to these prior period U.S. federal income tax returns. The proposed amendments are currently being reviewed by the IRS and if accepted will result in receipt of refunds or credits and a corresponding reduction to our deferred tax assets and liabilities. The Company may prepare proposed amendments to prior period U.S. federal income tax returns for additional periods.

  Ongoing SEC inquiries may require us to further amend or restate our public disclosures.

        We are subject to inquiries by the SEC's Division of Enforcement. We cannot provide assurance that the resolution of the Division of Enforcement's inquiries will not necessitate further amendments or restatements to our previously-filed periodic reports or lead to some enforcement proceedings against Tyco. The SEC's Division of Enforcement has not completed its review of prior management's actions and our accounting, including the matters covered by the Company's Current Report on Form 8-K filed on December 30, 2002.

  Further instances of breakdowns in our internal controls and procedures could have an adverse effect on us.

        Management has determined that, in the past, Tyco in general suffered from:

  •
  poor documentation;

  •
  inadequate policies and procedures to prevent the misconduct of senior corporate executives;

  •
  inadequate procedures for proper corporate authorizations;

  •
  inadequate approval procedures and documentation;

  •
  a lack of oversight by senior management at the corporate level;

  •
  a pattern of using aggressive accounting that, even when in accordance with GAAP, was intended to increase reported earnings above what they would have been if more conservative accounting had been employed;

  •
  pressure on, and inducements to, segment and unit managers to increase current earnings, including decisions as to what accounting treatment to employ; and

  •
  a lack of a stated and demonstrable commitment by former senior corporate management to set high standards of ethics, integrity, accounting, and corporate governance.

While we have implemented new procedures, we cannot provide assurance that we will not discover that there have been further instances of breakdowns in our internal controls and procedures.

  Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the forseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations and cash flows.

        Such an outcome could have important consequences to you. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, including debt reduction or dividend payments;

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

  Additional negative publicity may adversely affect our business.

        As a result of actions taken by our former senior corporate management, Tyco was the subject of continuing negative publicity focusing on these actions. This negative publicity contributed to significant declines in the prices of our publicly traded securities in 2002 and brought increased regulatory scrutiny upon us. Additional negative publicity related to former senior corporate management's actions could have a material adverse effect on our results of operations and cash flows and the market price of our publicly traded securities.

  Our senior corporate management team is required to devote significant attention to matters arising from actions of prior management.

        We replaced our senior corporate executives with a new team during 2002 through 2004, and all of the former members of our Board of Directors determined not to stand for reelection in March 2003. A new Board of Directors was elected at our annual general meeting of shareholders in March 2003. We cannot provide assurance that this major restructuring of our Board of Directors and senior management team, and the accompanying distractions related to matters arising from the actions of prior management will not adversely affect our results of operations.

Risks Relating to Our Businesses

        Cyclical industry and economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

        Our operating results in some of our segments are affected adversely by the general cyclical pattern of the industries in which they operate. For example, demand for the products and services of Fire and Security and Engineered Products and Services is significantly affected by levels of commercial construction and consumer and business discretionary spending. Also, the electronic components business within Electronics is heavily dependent on the end markets it serves and therefore can be affected by the demand and capital investment patterns of these markets, which could impact the margins in this business. This cyclical impact can be amplified because some of our businesses purchase products from other of our businesses. For example, Fire and Security purchases certain products sold by Engineered Products and Services. Therefore, a drop in demand for our fire prevention products due to lower new residential or office construction or other factors can cause a drop in demand for certain of our products sold by Engineered Products and Services.

  Our operations expose us to the risk of material environmental liabilities, litigation and violations.

        We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things:

  •
  the generation, storage, use and transportation of hazardous materials;

  •
  emissions or discharges of substances into the environment; and

  •
  the health and safety of our employees.

There can be no assurances that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. For example, on August 17, 2004, one of our subsidiaries in Electronics was sentenced for Clean Water Act violations at three of its manufacturing plants in Connecticut, pursuant to which it paid a $6 million fine and an additional $4 million to fund environmental projects designed to improve the environment for local residents. See Item 3. Legal Proceedings—Environmental Litigation.

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

        We have been notified by the U.S. Environmental Protection Agency, certain foreign and state environmental agencies, and some third parties that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws or otherwise remediate environmental contamination. These projects relate to a variety of activities, including:

  •
  radioactive materials decontamination and decommissioning;

  •
  solvent, metal and other hazardous substance contamination cleanup; and

  •
  oil spill equipment upgrades and replacement.

These projects, some of which are voluntary and some of which are required under applicable law, involve both remediation expenses and capital improvements. In addition, we remain responsible for certain environmental issues at manufacturing locations previously sold by us.

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we would incur remedial costs in the range of approximately $167 million to $443 million. We concluded that the best estimate within this range is approximately $265 million, of which $42 million is included in accrued and other current liabilities and $223 million is included in other liabilities on our Consolidated Balance Sheets as of September 30, 2004. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

  Foreign currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Our net revenue derived from sales in non-U.S. markets for 2004, 2003 and 2002 were 47.4%, 45.0% and 41.8%, respectively, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the foreign currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar-reported revenue and income will decrease. changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency.

        We are a large buyer of steel and resin in the United States. We are also a large buyer of other commodities, including copper, brass, gold, paper, pulp and cotton. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows.

        We monitor these exposures as an integral part of our overall risk management program. In some cases, we purchase hedges or enter into contracts to insulate our results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, commodity prices and interest rates may have a material adverse effects on our results of operations and financial condition.

  We are subject to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations and financial condition.

        In the ordinary course of business, we are subject to a significant amount of litigation, including litigation alleging the infringement of intellectual property rights, litigation alleging anti-competitive behavior and product liability litigation. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. In addition, our Healthcare business is subject to regulation and potential litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition and results of operations.

  Our Healthcare business is subject to extensive regulation by the government and failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

        The U.S. Food and Drug Administration regulates the approval, manufacturing and sale and marketing of many of our healthcare products. Failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

  Our ADT business has generally experienced higher rates of customer attrition, which may reduce our future revenue and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our global electronic security services business were 15.1%, 15.9% and 13.2% on a trailing 12-month basis as of September 30, 2004, 2003 and 2002, respectively. If attrition rates show an upward trend, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools, which could cause a material adverse effect on our financial condition, results of operations and cash flows.

  Our reputation and our ability to do business may be impaired by reckless or corrupt behavior by any of our employees or agents or those of our subsidiaries.

        Tyco and its subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, but not limited to, Asia, Latin America and Eastern Europe. Tyco's policy mandates strict compliance with the U.S. Foreign Corrupt Practices Act, as amended, and local laws prohibiting corrupt payments to government officials. Nonetheless, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate the U.S. and/or foreign laws governing payments to government officials. These actions could result in criminal or civil penalties, including substantial monetary fines, against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

        An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiry.

  Covenants in our debt instruments may adversely affect us.

        Our bank credit agreements contain financial covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization and minimum levels of net worth, and other covenants that limit our ability to pledge assets and to make substantial payments in connection with our capital shares. We have synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

  Downgrades of our debt ratings would adversely affect us.

        Certain downgrades by Moody's and S&P would permit the providers of our receivables facilities, to the extent that our receivables facilities are utilized, to cease further purchases under the facilities and would increase the interest cost of our credit facility borrowings. Downgrades may also increase our cost of capital and make it more difficult for us to obtain new financing.

Risks Relating to Our Jurisdiction of Incorporation

        Legislation and negative publicity regarding Bermuda companies could increase our tax burden and affect our operating results.

Legislation Relating to Government Contracts

        We continue to assess the potential impact of various U.S. federal and state legislative proposals that would deny government contracts to U.S. companies that move their corporate location abroad. The legislative proposals could cover the 1997 acquisition of Tyco International Ltd., a Massachusetts corporation, by ADT Limited (a public company that had been located in Bermuda since the 1980's with origins dating back to the United Kingdom since the early 1900's), as a result of which ADT changed its name to Tyco International Ltd. and became the parent to the Tyco group.

        In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. To date Tyco companies have requested waivers which have been granted or are still pending with only one request having been denied. However, there is no reliable process for how that waiver authority will be exercised and how the provision for such waivers will affect Tyco's business.

        In addition, the U.S. federal government and various other states and municipalities have proposed or may propose legislation that would deny government contracts to U.S. companies that move their corporate location abroad. We are unable to predict with any level of certainty the likelihood or final form in which any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the impact such enactments and increased regulatory scrutiny may have on our business.

        Tyco's revenues related to direct sales to the U.S. federal government and the State of California accounted for less than 2.0% and 0.1%, respectively, of our total net revenues for 2004. We are unable to predict, however, whether the final form of the proposed legislation discussed above would also affect Tyco's indirect sales to the U.S. federal or state governments or the willingness of Tyco's non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and can provide no assurance that the impact will not be materially adverse.

Tax Legislation

        The U.S. Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. Recently, the U.S. Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. We expect various tax proposals to be introduced in the U.S. Congress in the future and cannot provide assurance that these proposals would not have adverse effects on Tyco if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our business.

Negative Publicity

        There is continuing negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

  Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

        We are organized under the laws of Bermuda. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some doubt as to whether the courts of Bermuda would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any

U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda.

        As a Bermuda company, Tyco is governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Likewise, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have a personal right of action against directors or officers of the company and may only exercise such rights of action on behalf of the company in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company. Thus, holders of Tyco securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

  •
  overall economic and business conditions;

  •
  the demand for Tyco's goods and services;

  •
  competitive factors in the industries in which Tyco competes;

  •
  changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

  •
  results and consequences of Tyco's internal investigation and governmental investigations concerning the Company's governance, management, internal controls and operations;

  •
  the outcome of litigation and governmental proceedings as a result of actions taken by our former senior corporate management;

  •
  the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

  •
  our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

  •
  interest rate fluctuations and other changes in borrowing costs;

  •
  other capital market conditions, including foreign currency rate fluctuations;

  •
  fluctuations in the prices of commodities, including steel and resin;

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

  •
  the possible effects on Tyco of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

  •
  the potential distraction costs associated with negative publicity relating to actions of our former senior corporate management.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risk associated with changes in interest rates and foreign currency exchange rates. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. We do not anticipate any material changes in our primary market risk exposures in 2005.

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows, are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so. Counterparties to derivative financial instruments are limited to financial institutions with at least an A/A2 long-term debt rating.

Interest Rate Sensitivity

        The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For interest rate and cross-currency swaps, the table presents notional amounts at the current market price rate and weighted average interest rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. Dollars, unless noted ($ in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Total debt:
Fixed rate (US$)	1,428	1,990	5	2,590	802	6,543	13,358	15,864
Average interest rate	6.1%	6.0%	6.4%	2.9%	6.1%	5.8%	—	—
Fixed rate (Euro)	624	6	742	2	833	2	2,209	2,323
Average interest rate	4.4%	3.7%	6.1%	7.5%	5.5%	8.1%	—	—
Fixed rate (Yen)	1	1	—	—	—	54	56	56
Average interest rate	2.9%	2.1%	—	—	—	5.0%	—	—
Fixed rate (British Pound)	—	—	—	—	—	883	883	923
Average interest rate	—	—	—	—	—	6.4%	—	—
Fixed rate (Other)	11	9	5	2	—	—	27	27
Average interest rate	6.3%	6.1%	6.8%	6.4%	—	—	—	—
Variable rate (US$)	8	9	1	1	1	89	109	109
Average interest rate(1)	2.7%	3.0%	4.2%	3.4%	3.7%	8.0%	—	—
Variable rate (Euro)	26	11	11	13	12	—	73	73
Average interest rate(1)	3.4%	3.4%	3.6%	3.7%	3.7%	—	—	—
Variable rate (Other)	18	—	—	—	—	—	18	18
Average interest rate(1)	11.4%	—	—	—	—	—	—	—
Cross Currency Swap:
Fixed to variable (British Pound)	—	—	—	—	—	359	359	71
Average pay rate(1)	—	—	—	—	—	3.5%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—
Interest rate swaps:
Fixed to variable (US$)	—	—	—	—	—	2,750	2,750	55
Average pay rate(1)	—	—	—	—	—	3.6%	—	—
Average receive rate	—	—	—	—	—	6.3%	—	—
Fixed to variable (British Pound)	—	—	—	—	—	359	359	(2)
Average pay rate(1)	—	—	—	—	—	3.5%	—	—
Average receive rate	—	—	—	—	—	6.5%	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2004 per the terms of the contracts of the related financial instruments.

Exchange Rate Sensitivity

        The table below provides information about our financial instruments that are sensitive to foreign currency exchange rates. These instruments include debt obligations and forward foreign currency exchange contracts. For debt obligations, the table presents cash flows of principal repayment and weighted-average interest rates. For forward foreign currency exchange contracts, the table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The amounts included in the table below are in U.S. Dollars, unless noted ($ in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (Euro)	624	6	742	2	833	2	2,209	2,323
Average interest rate	4.4%	3.7%	6.1%	7.5%	5.5%	8.1%	—	—
Fixed rate (Yen)	1	1	—	—	—	54	56	56
Average interest rate	2.9%	2.1%	—	—	—	5.0%	—	—
Fixed rate (British Pound)	—	—	—	—	—	883	883	923
Average interest rate	—	—	—	—	—	6.4%	—	—
Fixed rate (Other)	11	9	5	2	—	—	27	27
Average interest rate	6.3%	6.1%	6.8%	6.4%	—	—	—	—
Variable rate (Euro)	26	11	11	13	12	—	73	73
Average interest rate(1)	3.4%	3.4%	3.6%	3.7%	3.7%	—	—	—
Variable rate (Other)	18	—	—	—	—	—	18	18
Average interest rate(1)	11.4%	—	—	—	—	—	—	—
Forward contracts:
Pay US$/Receive Australian Dollar	154	—	—	—	—	—	154	2
Average contractual exchange rate	0.71	—	—	—	—	—	—	—
Pay US$/Receive Canadian Dollar	160	—	—	—	—	—	160	7
Average contractual exchange rate	1.33	—	—	—	—	—	—	—
Pay US$/Receive Swiss Franc	131	—	—	—	—	—	131	(2)
Average contractual exchange rate	1.24	—	—	—	—	—	—	—
Pay Czech Republic Koruna/Receive US$	18	—	—	—	—	—	18	—
Average contractual exchange rate	25.78	—	—	—	—	—	—	—
Pay US$/Receive Danish Krona	14	—	—	—	—	—	14	—
Average contractual exchange rate	6.05	—	—	—	—	—	—	—
Pay Euro/Receive British Pound	31	—	—	—	—	—	31	—
Average contractual exchange rate	0.69	—	—	—	—	—	—	—
Pay US$/Receive Euro	1,395	—	—	—	—	—	1,395	3
Average contractual exchange rate	1.23	—	—	—	—	—	—	—
Pay US$/Receive British Pound	161	—	—	—	—	—	161	1
Average contractual exchange rate	1.79	—	—	—	—	—	—	—
Pay US$/Receive Hong Kong Dollar	124	—	—	—	—	—	124	—
Average contractual exchange rate	7.78	—	—	—	—	—	—	—
Pay US$/Receive Hungary Forint	12	—	—	—	—	—	12	—
Average contractual exchange rate	204.18	—	—	—	—	—	—	—
Pay Yen/Receive Euro	49	—	—	—	—	—	49	2
Average contractual exchange rate	131.06	—	—	—	—	—	—	—
Pay US$/Receive Yen	487	—	—	—	—	—	487	(9)
Average contractual exchange rate	108.91	—	—	—	—	—	—	—
Pay US$/Receive Mexican Peso	83	—	—	—	—	—	83	1
Average contractual exchange rate	11.63	—	—	—	—	—	—	—
Pay US$/Receive Norwegian Krone	9	—	—	—	—	—	9	—
Average contractual exchange rate	6.82	—	—	—	—	—	—	—
Pay US$/Receive New Zealand Dollar	49	—	—	—	—	—	49	1
Average contractual exchange rate	0.65	—	—	—	—	—	—	—
Pay Polish Zloty/Receive Euro	5	—	—	—	—	—	5	—
Average contractual exchange rate	4.61	—	—	—	—	—	—	—
Pay US$/Receive Swedish Krona	27	—	—	—	—	—	27	1
Average contractual exchange rate	7.57	—	—	—	—	—	—	—
Pay US$/Receive Singapore Dollar	222	—	—	—	—	—	222	—
Average contractual exchange rate	1.69	—	—	—	—	—	—	—
Pay US$/Receive Taiwan Dollar	10	—	—	—	—	—	10	—
Average contractual exchange rate	33.81	—	—	—	—	—	—	—
Pay South African Rand/Receive Euro	5	—	—	—	—	—	5	—
Average contractual exchange rate	8.00	—	—	—	—	—	—	—

(1)
Weighted-average variable interest rates are based on applicable rates at September 30, 2004 per the terms of the contracts of the related financial instruments.

        In addition to the forward foreign currency exchange contracts presented in the table above, the Company held forward contracts in 14 different currency pairs, with individual notional amounts of less than $5 million and an aggregate notional amount of $25 million and less than $1 million in fair value. These contracts primarily related to exposures against the Euro.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and schedule are filed as part of this Annual Report:

        Financial Statements:

    Management's Responsibility for Financial Statements

    Report of Independent Registered Public Accounting Firms

    Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002

    Consolidated Balance Sheets at September 30, 2004 and 2003

    Consolidated Statements of Shareholders' Equity for the years ended September 30, 2004, 2003 and 2002

    Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

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

        Information on quarterly results of operations is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 26—Summarized Quarterly Financial Data—(Unaudited).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information required by Regulation S-K, Item 304(a) has previously been reported by the Company. There have been no disagreements with our accountants, as defined in Regulation S-K, Item 304(b).

Item 9A.    Controls and Procedures

        On September 17, 2002 and December 30, 2002 we reported in Current Reports on Form 8-K the findings of outside counsel investigations that identified internal control weaknesses in our accounting and financial reporting. These findings have played a significant role in our efforts to strengthen our internal control environment in such areas as acquisition accounting, restructuring, financial and legal controls, reserve utilization, incentive compensation and a number of other areas relevant to our financial statements. Tyco's senior management and Board of Directors continue their comprehensive, diligent efforts in reviewing Tyco's internal controls and policies and procedures. These efforts have been enhanced and expanded as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOx 404"), which have not yet been completed. Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives.

        Senior management is committed to continuing to improve our corporate governance and internal control over financial reporting. During 2003 and 2004, our Board of Directors and senior management initiated the following actions:

  •
  Created new Board and Board Committee charters;

  •
  Created a new employee Guide to Ethical Conduct, began a planned, targeted training on certain identified risk areas and conducted worldwide employee meetings to train employees;

  •
  Established company-wide compliance training;

  •
  Chartered a new Compliance Risk Committee;

  •
  Instituted detailed operating and strategy reviews with the Chief Executive Officer and Chief Financial Officer and each business segment;

  •
  Realigned reporting such that the business segment chief financial officers and general counsels report directly to our Chief Financial Officer and our General Counsel, respectively, and instituted similar reporting within each business segment;

  •
  Reviewed total incentive compensation spending with the Compensation and Human Resources Committee of the Board of Directors;

  •
  Created a detailed delegation of authority to govern, among other business processes, the expenditure or commitment of funds;

  •
  Developed a controllership guide to provide guidance on applying accounting principles generally accepted in the United States;

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

  •
  Created an Ombudsman office;

  •
  Conducted intensified internal audits, and detailed controls and operating reviews;

  •
  Developed treasury department policies and procedures and a related training program;

  •
  Conducted a thorough review of internal audit processes and procedures and expanded the resources and responsibilities of the internal audit function, including a senior internal audit officer who reports directly to the Audit Committee of the Board of Directors;

  •
  Created a disclosure committee that is comprised of a cross-functional team, including, but not limited to, senior personnel from the legal, finance, internal audit and corporate governance departments with responsibility for reviewing Tyco's periodic SEC filings for adequacy of disclosure and communicating material findings to the Company's Chief Executive Officer and Chief Financial Officer;

  •
  Hired a new Chief Accounting Officer;

  •
  Developed a formal fraud risk assessment process during the fourth quarter of 2004 that will be rolled out during 2005, whereby our finance and operational leaders will review their businesses for susceptibility to fraud and make appropriate changes to internal controls; and

  •
  During the fourth quarter of 2004, began implementing substantial changes to the tax reporting and compliance processes, including preparation of amended federal U.S. income tax returns, hiring and training of additional tax personnel and the completion of a comprehensive review, analysis and reconciliation of deferred tax assets and liabilities.

        In connection with our SOx 404 compliance efforts, we have invested significant resources in documenting, analyzing and testing our internal controls. As necessary, we have taken, and currently continue to take actions to remediate control gaps identified including additional information technology controls, improved segregation of duties, predominantly in our smaller entities, further formalization of our controllership guide, extensive training on generally accepted accounting principles and internal controls and enhanced monitoring controls. We are committed to ongoing assessments of our controls and their effectiveness, the results of which will be reported to our shareholders.

        Senior management believes based on its knowledge that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. We cannot provide assurance that new problems will not be found in the future. We do not expect that our disclosure controls and procedures, or our internal controls will prevent all errors and all fraud because no control system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tyco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. We expect to continue to improve our controls with each passing quarter. Our Board of Directors and senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance.

        As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of Tyco's disclosure controls and procedures by senior management. Based on that evaluation, Tyco's management, including the CEO and CFO, concluded that these disclosure procedures and controls are effective. Except as described above, there have been no significant changes in internal controls. Tyco will continue to make ongoing assessments of these controls and procedures.

Item 9B.    Other Information

        On December 9, 2004, the Company and Richard J. Meelia, President of Tyco Healthcare, agreed to amend the Retention Agreement, dated February 14, 2002, between the Company and Mr. Meelia to extend the expiration date of the voluntary termination provision set forth therein from June 1, 2005 to December 31, 2005.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information concerning Directors and Executive Officers may be found under the captions "Proposal Number One—Election of Directors," "—New Nominee for Director," "—Committees of the Board of Directors," "—Nomination of Directors," and "—Executive Officers" in our definitive proxy statement for our 2005 Annual General Meeting of Shareholders (the "2005 Proxy Statement"), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2005 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Guide to Ethical Conduct, which applies to all employees, officers and directors of Tyco. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Guide to Ethical Conduct is posted on our website at www.tyco.com under the heading "Our Commitment—Governance." We will also provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide of Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.    Executive Compensation

        Information concerning executive compensation may be found under the captions "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" of our 2005 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information in our 2005 Proxy Statement set forth under the captions "Executive Officer Compensation—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in our 2005 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information in our 2005 Proxy Statement set forth under the captions "Re-Appointment of Independent Auditors and Authorization of the Audit Committee to Set Their Compensation," "Audit and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  (1) and (2) Financial Statements and Schedules—See Item 8.

  (3)
  Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum of Association (as altered) (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format.)
3.2
Certificate of Incorporation (Incorporating all amendments to July 2, 1997) (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003 to make this exhibit electronically available because it was last filed with the Commission in paper format.)
3.3
Amended and Restated Bye-Laws of Tyco International Ltd. (incorporating all amendments as of March 25, 2004). (Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A for the Annual General Meeting of Shareholders on March 25, 2004 filed on January 28, 2004).
4.1
Form of Indenture, dated as of June 9, 1998, among Tyco International Group S.A. ("TIGSA"), Tyco and The Bank of New York, as trustee (Incorporated by reference to an Exhibit to the Registrant's and TIGSA's Co-Registration Statement on Form S-3 filed on June 9, 1998).
4.2
Indenture by and among TIGSA, Tyco, and State Street Bank and Trust Company, as trustee, dated as of February 12, 2001 relating to Zero Coupon Convertible Debentures due 2021 (Incorporated by reference to an Exhibit to the Registrants' and TIGSA's Co-Registration Statement on Form S-3 filed March 16, 2001).
4.3
Indenture between Tyco and State Street Bank and Trust Company, as trustee, dated as of November 17, 2000 relating to Zero Coupon Convertible Debentures due 2020 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on December 8, 2000).
4.4
Indenture by and among TIGSA and U.S. Bank, N.A., as trustee, dated as of January 13, 2003 relating to Series A 2.75% Convertible Senior Debentures due 2018 and Series B 3.125% Convertible Senior Debentures due 2023 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 filed on February 14, 2003).
4.5
Supplemental Indenture No. 1, dated January 10, 2003, by and among TIGSA, Tyco International Ltd. and U.S. Bank, N.A. (Incorporated by reference to the Registrants' and TIGSA's Schedule TO filed on January 14, 2003).
10.1
The Tyco International Ltd. Long Term Incentive Plan (formerly known as the ADT 1993 Long-Term Incentive Plan) (as amended May 12, 1999) (Incorporated by reference to the Registrant's Form S-8 filed on June 10, 1999).(1)
10.2	1994 Restricted Stock Ownership Plan for Key Employees (Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on December 21, 1999).(1)

10.3	Tyco International (US) Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2000, dated December 30, 2000 (Filed herewith).(1)
10.4	Second Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated February 14, 2002 (Filed herewith).(1)
10.5	Third Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated July 30, 2002 (Filed herewith).(1)
10.6	Amendments to the Tyco International Ltd. Supplemental Executive Retirement Plan, dated December 24, 2003 (Filed herewith).(1)(2)
10.7	December 2003 Amendment to Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated December 24, 2003 (Filed herewith).(1)
10.8	Amendment No. 2004-1 to the Tyco International (US) Inc. Supplemental Executive Retirement Plan, dated April 30, 2004 (Filed herewith).(1)
10.9	The Tyco International Ltd. Long Term Incentive Plan II (Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 25, 1999).(1)
10.10
Retention Agreement for L. Dennis Kozlowski dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).(1)
10.11
Retention Agreement for Mark H. Swartz dated January 22, 2001 and Amendment thereto dated August 1, 2001 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).(1)
10.12
Retention Agreement for Richard J. Meelia dated February 14, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).(1)
10.13
Retention Agreement for Mark A. Belnick dated February 28, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).(1)
10.14	Edward D. Breen Employment Contract dated July 25, 2002 (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).(1)
10.15
Memo Summarizing Mark H. Swartz's Severance Arrangement (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period quarter ended June 30, 2002).(1)
10.16
David J. FitzPatrick Employment Contract dated September 18, 2002 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.17	First Amendment to the Executive Employment Agreement, dated as of September 18, 2004, by and between David J. FitzPatrick and Tyco International Ltd. (Filed herewith).(1)
10.18
William B. Lytton Employment Contract dated September 30, 2002 (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)

10.19	First Amendment to the Executive Employment Agreement, dated as of September 30, 2004, by and between William B. Lytton and Tyco International Ltd (Filed herewith).(1)
10.20
Tyco International Ltd. UK Savings Related Share Option Plan (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.21	Tyco Employee Stock Purchase Plan, as amended May 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated July 30, 2003).(1)
10.22
Tyco International (Ireland) Employee Share Scheme (Incorporated by reference to an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).(1)
10.23
Tyco International (US) Inc. Deferred Compensation Plan, as amended through June 2002. (Incorporated by reference to the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 15, 2003).(1)
10.24
Juergen Gromer Employment Contract effective October 1, 1999 and executed on June 19, 2000. (Incorporated by reference to the Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed on December 17, 2003).(1)
10.25
Tyco International Ltd. 2004 Stock and Incentive Plan (Incorporated by reference to Appendix A to the Registrant's Proxy Statement for the fiscal year ended September 30, 2003 filed on January 28, 2004).(1)
10.26	Amendment to Tyco International Ltd. 2004 Stock and Incentive Plan, effective as of October 1, 2004 (Filed herewith).(1)
10.27
Terms and Conditions of Option Award, Restricted Stock Award, and Restricted Unit Award and Form of Director Deferred Stock Unit Award Letter under the 2004 Stock and Incentive Plan (Filed herewith).(1)
10.28	Tyco International (US) Inc. Severance Plan for U.S. Officers and Executives (Filed herewith).(1)
10.29
364-Day Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, Bank of America, N.A. and Citigroup North America, as Co-Administrative Agents (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003).
10.30
Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, Bank of America, N.A. and Citigroup North America, as Co-Administrative Agents (Incorporated by reference to an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003).
10.31	Amendment to Retention Agreement dated as of December 9, 2004, by and between Tyco International Ltd. and Richard J. Meelia (Filed herewith).(1)
21.1	Subsidiaries of the registrant (Filed herewith).
23.1	Consent of Deloitte and Touche LLP (Filed herewith).
23.2	Consent of PricewaterhouseCoopers LLP (Filed herewith).

24.1	Power of Attorney (Filed herewith).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

(b)
See Item 15(a)(3) above.

(c)
See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO INTERNATIONAL LTD.
By:	/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer

Date: December 13, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 13, 2004 in the capacities indicated below.

Name	Title

/s/ EDWARD D. BREEN Edward D. Breen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID J. FITZPATRICK David J. FitzPatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CAROL ANTHONY DAVIDSON Carol Anthony Davidson	Senior Vice President and Controller (Principal Accounting Officer)
* Adm. Dennis C. Blair	Director
* George W. Buckley	Director
* Brian Duperreault	Director
* Bruce S. Gordon	Director
* John A. Krol	Director
* H. Carl McCall	Director
* Mackey J. McDonald	Director
* Dr. Brendan R. O'Neill	Director
* Sandra S. Wijnberg	Director
* Jerome B. York	Director

* William B. Lytton, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ WILLIAM B. LYTTON William B. Lytton Attorney-in-fact

TYCO INTERNATIONAL LTD.
Index to Consolidated Financial Information

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Discussion of Management's Responsibility

        We are responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related information appearing in this report. We take these responsibilities very seriously and are committed to being recognized as a leader in governance, controls, clarity and transparency of financial statements. We are committed to making honesty, integrity and transparency the hallmarks of how we run Tyco. We believe that to succeed in today's environment requires more than just compliance with laws and regulations—it requires a culture based upon the highest levels of integrity and ethical values. Expected behavior starts with our Board of Directors and our senior team leading by example and includes every one of Tyco's 258,400 global employees, as well as our customers, suppliers and business partners. One of our most crucial objectives is continuing to restore public, employee and shareholder confidence in Tyco. We believe this is being accomplished; first, by issuing financial information and related disclosures that are accurate, complete and transparent so investors are well informed; second, by supporting a leadership culture based on an ethic of uncompromising integrity and accountability; and third, by recruiting, training and retaining high-performance individuals who have the highest ethical standards. We take full responsibility for meeting this objective, adopting appropriate accounting standards, designing and maintaining adequate systems of internal and disclosure controls and devoting our full commitment and the necessary resources to these items.

Dedication to Governance, Controls and Financial Reporting

        Throughout 2004, we continued to make significant progress designing, maintaining and monitoring internal controls over financial reporting and disclosures and improving our corporate governance practices, many of which are discussed in this Annual Report on Form 10-K. We believe that a strong control environment is a dynamic process. Therefore, we intend to continue to devote substantial resources to document, assess and improve our internal controls and corporate governance, and we believe that the controls currently in place provide reasonable assurance that our assets are safeguarded, transactions are in accordance with authorizations and that financial records are reliable for our financial statements.

        We are pleased with our corporate governance and control improvements; however, we still have more to accomplish in a dynamic and quite complex environment before we are fully confident that we have in place all of the rigorous and effective controls that we and our Board of Directors desire.

        Our Audit Committee meets regularly and separately with management, Deloitte & Touche LLP, our independent auditors, and our internal auditors to discuss financial reports, controls and auditing.

        We, our Board and our Audit Committee are all committed to excellence in governance, financial reporting and controls.

/s/ EDWARD D. BREEN Edward D. Breen Chairman and Chief Executive Officer	/s/ DAVID J. FITZPATRICK David J. FitzPatrick Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tyco International Ltd.

We have audited the accompanying consolidated balance sheet of Tyco International Ltd. and subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2004, listed in the Index at Item 15a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
December 13, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of Tyco International Ltd.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tyco International Ltd. and its subsidiaries at September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 9 and 13, the Company adopted provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, in fiscal year 2003 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal year 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
New York, New York
November 4, 2003
(except as to the amounts impacted by discontinued
operations as disclosed in Note 4, for which the
date is December 10, 2004.)

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended September 30, 2004, 2003 and 2002
(in millions, except per share data)

	2004	2003	2002
Revenue from product sales	$32,079	$28,844	$28,187
Service revenue	8,074	7,143	6,637

Net revenue	40,153	35,987	34,824
Cost of product sales	20,934	19,212	19,008
Cost of services	4,717	3,968	3,384
Selling, general and administrative expenses	8,721	8,719	8,111
Restructuring and other charges (credits), net	249	(74)	1,121
Impairment of long-lived assets	99	825	3,310
Losses and impairments on divestitures, net	116	—	—
Goodwill impairment	—	278	1,344
Write-off of purchased in-process research and development	—	—	18

Operating income (loss)	5,317	3,059	(1,472)
Interest income	91	107	117
Interest expense	(963)	(1,148)	(1,076)
Other expense, net	(286)	(223)	(217)

Income (loss) from continuing operations before income taxes and minority interest	4,159	1,795	(2,648)
Income taxes	(1,140)	(757)	(202)
Minority interest	(14)	(3)	(1)

Income (loss) from continuing operations	3,005	1,035	(2,851)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(3)	20	(6,270)
Loss on sale of discontinued operations, net of income taxes	(123)	—	(59)

Income (loss) before cumulative effect of accounting change	2,879	1,055	(9,180)
Cumulative effect of accounting change, net of income taxes	—	(75)	—

Net income (loss)	$2,879	$980	$(9,180)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.50	$0.52	$(1.43)
Income (loss) from discontinued operations	—	0.01	(3.15)
Loss on sale of discontinued operations	(0.06)	—	(0.03)
Income (loss) before cumulative effect of accounting change	1.44	0.53	(4.62)
Cumulative effect of accounting change	—	(0.04)	—
Net income (loss)	1.44	0.49	(4.62)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.41	$0.52	$(1.43)
Income (loss) from discontinued operations	—	0.01	(3.15)
Loss on sale of discontinued operations	(0.06)	—	(0.03)
Income (loss) before cumulative effect of accounting change	1.35	0.53	(4.62)
Cumulative effect of accounting change	—	(0.04)	—
Net income (loss)	1.35	0.49	(4.62)
Weighted-average number of shares outstanding:
Basic	2,001	1,995	1,989
Diluted	2,216	2,003	1,989

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and 2003
(in millions, except share data)

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$4,467	$4,186
Accounts receivable, less allowance for doubtful accounts of $524 and $719, respectively	6,463	5,555
Inventories	4,365	4,232
Prepaid expenses and other current assets	1,594	2,131
Deferred income taxes	1,041	795
Assets held for sale	615	489

Total current assets	18,545	17,388
Property, plant and equipment, net	9,635	10,178
Goodwill	25,510	25,528
Intangible assets, net	5,335	5,779
Other assets	4,642	4,124

Total Assets	$63,667	$62,997

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,116	$2,714
Accounts payable	2,698	2,598
Accrued and other current liabilities	5,086	4,509
Deferred revenue	729	809
Liabilities held for sale	523	192

Total current liabilities	11,152	10,822
Long-term debt	14,617	18,251
Other liabilities	7,538	7,442

Total Liabilities	33,307	36,515

Commitments and contingencies (Note 18)
Minority interest	68	113
Shareholders' Equity:
Preference shares, $1 par value, 125,000,000 shares authorized, none and one share outstanding, respectively	—	—
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,009,867,009 and 1,998,189,621 shares outstanding, net of 12,864,837 and 21,144,265 shares owned by subsidiaries, respectively	402	400
Capital in excess:
Share premium	8,315	8,161
Contributed surplus, net	15,319	15,120
Accumulated earnings	5,740	2,961
Accumulated other comprehensive income (loss)	516	(273)

Total Shareholders' Equity	30,292	26,369

Total Liabilities and Shareholders' Equity	$63,667	$62,997

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended September 30, 2004, 2003 and 2002
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at September 30, 2001	1,935	$387	$7,963	$12,797	$11,361	$(1,427)	$31,081
Comprehensive loss:
Net loss					(9,180)		(9,180)
Currency translation						105	105
Unrealized gain on marketable securities						74	74
Unrealized gain on derivative instruments						65	65
Minimum pension liability						(406)	(406)

Total comprehensive loss							$(9,342)

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	2			3			3
Share options exercised, including tax benefit of $54	8	2	184	54			240
Repurchase of common shares by subsidiary	(16)	(3)		(786)			(789)
Compensation expense				93			93
Issuance of common shares and options for acquisitions	66	13		2,876			2,889
Exchange of convertible debt due 2010	1			6			6

Balance at September 30, 2002	1,996	399	8,147	15,043	2,081	(1,589)	24,081
Comprehensive income:
Net income					980		980
Currency translation						1,446	1,446
Unrealized gain on marketable securities						2	2
Unrealized gain on derivative instruments						3	3
Minimum pension liability						(135)	(135)

Total comprehensive income							$2,296

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	1
Share options exercised, including tax benefit of $37	1	1	14	37			52
Repurchase of common shares by subsidiary				(1)			(1)
Compensation expense				38			38
Expiration of pre-existing put option rights assumed in acquisition				3			3

Balance at September 30, 2003	1,998	400	8,161	15,120	2,961	(273)	26,369
Comprehensive income:
Net income					2,879		2,879
Currency translation						704	704
Unrealized gain on marketable securities						3	3
Unrealized loss on derivative instruments						(4)	(4)
Minimum pension liability						86	86

Total comprehensive income							$3,668

Dividends declared					(100)		(100)
Restricted share grants, net of forfeitures	3	1		(1)			—
Share options exercised, including tax benefit of $158	8	1	154	158			313
Repurchase of common shares by subsidiary				(1)			(1)
Compensation expense				37			37
Exchange of convertible debt due 2010	1	—		6			6

Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2004, 2003 and 2002
(in millions)

	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$2,879	$980	$(9,180)
Loss (income) from discontinued operations, net	126	(20)	6,329
Cumulative effect of accounting change, net	—	75	—

Income (loss) from continuing operations	3,005	1,035	(2,851)
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other (credits) charges, net	(30)	(46)	796
Impairment of long-lived assets	99	825	3,310
Non-cash losses (gains) and impairments on divestitures, net	111	—	(24)
Goodwill impairment	—	278	1,344
Write-off of purchased in-process research and development	—	—	18
Loss on investments	1	87	271
Depreciation and amortization	2,176	2,183	2,073
Deferred income taxes	172	357	(578)
Provision for losses on accounts receivable and inventory	321	580	499
Debt and refinancing cost amortization	55	116	194
Loss (gain) on the retirement of debt	284	128	(33)
Other non-cash items	96	111	92
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(153)	309	1,063
Decrease in sale of accounts receivable	(929)	(119)	(56)
Contracts in progress	16	(87)	(335)
Inventories	(225)	418	(41)
Other current assets	57	(25)	(51)
Accounts payable	76	(623)	(832)
Accrued and other liabilities	(120)	(578)	215
Income taxes	406	201	334
Other	(34)	159	15

Net cash provided by operating activities	5,384	5,309	5,423
Cash Flows From Investing Activities:
Capital expenditures, net	(1,015)	(1,274)	(2,823)
Acquisition of customer accounts (ADT dealer program)	(254)	(597)	(1,138)
Acquisition of businesses, net of cash acquired	(15)	(44)	(1,684)
Cash paid for purchase accounting and holdback/earn-out liabilities	(107)	(272)	(625)
Net proceeds from the sale of CIT	—	—	4,395
Divestiture of businesses, net of cash retained by businesses sold	236	9	139
Decrease (increase) in investments	423	(383)	(17)
Decrease (increase) in restricted cash	342	(228)	(196)
Other	(25)	58	(95)

Net cash used in investing activities	(415)	(2,731)	(2,044)
Cash Flows From Financing Activities:
Net (repayment of) proceeds from short-term debt	(2,651)	(7,907)	2,065
Proceeds from issuance of long-term debt	2,224	4,388	5,417
Repayment of long-term debt, including debt tenders	(4,345)	(1,098)	(5,531)
Proceeds from exercise of share options	155	15	186
Dividends paid	(100)	(101)	(100)
Repurchase of common shares	(1)	(1)	(789)
Capital contributions to Tyco Capital	—	—	(200)
Other	(24)	(8)	(10)

Net cash (used in) provided by financing activities	(4,742)	(4,712)	1,038
Effect of currency translation on cash	45	89	2
Effect of discontinued operations on cash	9	53	(21)
Net increase (decrease) in cash and cash equivalents	281	(1,992)	4,398
Cash and cash equivalents at beginning of year	4,186	6,178	1,780

Cash and cash equivalents at end of year	$4,467	$4,186	$6,178

Supplementary Cash Flow Information:
Interest paid	$982	$1,143	$944
Income taxes paid, net of refunds	550	608	668

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco") and have been prepared in United States Dollars, and in accordance with Generally Accepted Accounting Principles in the United States ("GAAP").

        Principles of Consolidation—Tyco is a holding company which conducts its business through its operating subsidiaries. The Company is a global, diversified company that provides products and services in five business segments: Fire and Security, Electronics, Healthcare, Engineered Products and Services and Plastics and Adhesives (see Note 23). The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares unless control is likely to be temporary. Also, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities' potential losses or stands to gain from a majority of the entities' expected returns. All significant intercompany transactions have been eliminated. While the Company presents its results of operations as of a September 30 year end, certain subsidiaries consistently close their books up to one month prior to that closing date. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition—The Company recognizes revenue principally on four types of transactions—sales of products, sales of security systems, subscriber billings for monitoring services and contract sales.

        Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonable assured.

        Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded. These provisions are based on estimates derived from current program requirements and historical experience.

        Sales of security monitoring systems include multiple components including installation. Amounts assigned to each component are based on that component's objectively determined fair value. If fair value cannot be objectively determined for a sale involving multiple elements, the Company recognizes the revenue from installation of services, along with the associated direct incremental costs, over the contract life.

        Revenue from the sale of services is recognized as services are rendered. Subscriber billings for services not yet rendered are deferred and recognized as revenue as the services are rendered, and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

        Contract sales for the installation of fire protection systems, undersea fiber optic cable systems and other construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Cost to completion is measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

        In providing services under certain contracts, Infrastructure Services (a business unit within Engineered Products and Services) incurs sub-contract and other costs that are paid by Infrastructure Services and re-billed to their customers. These costs have historically been treated as "pass through" and were therefore not included in reported revenue and cost of revenue of Infrastructure Services. Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting these sub-contract costs in both revenue and cost of revenue for Infrastructure Services, resulting in incremental revenue and cost of revenue of $739 million for the year ended September 30, 2004. The Company has not adjusted revenue or cost of revenue for the years ended September 30, 2003 and 2002 as such change was not material. Further, such adjustment would have no impact on previously reported operating income, net income (loss) or cash flow.

        Certain of the Company's long-term contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. These costs are included in total estimated contract costs accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        The Company's global undersea fiber optic network, on which it sells bandwidth capacity, is known as the Tyco Global Network ("TGN"). The Company's sales of bandwidth capacity are generally structured as either service arrangements or operating leases. The Company recognizes revenue associated with the service arrangement ratably over the service period and recognizes revenue associated with the operating leases over the lease term. The Company plans to sell the TGN (see Note 28).

        At September 30, 2004 and 2003, accounts receivable and other long-term receivables included retainage provisions of $86 million and $122 million, respectively, of which $34 million and $54 million are unbilled, respectively. These retainage provisions consist primarily of electronics contracts, fire protection contracts as well as transportation, water and environmental-related contracts and become due upon contract completion and acceptance. At September 30, 2004 the retainage provision included $57 million, which is expected to be collected during 2005. In addition, at September 30, 2004 and 2003, $48 million and $47 million, respectively, of accounts receivable were unbilled related to long-term contracts.

        Research and Development—Research and development expenditures are expensed when incurred and are included in cost of sales. Customer-funded research and development are costs incurred by Tyco that are reimbursed by customers. There is no net impact on research and development expense on the Consolidated Statements of Operations for customer-funded research and development. Research and development expense in our Consolidated Statements of Operations reflects company-sponsored research and development only.

        Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method been applied by Tyco, using the Black-Scholes option pricing model and the assumptions set forth in Note 21, the effect on net income (loss) and earnings (loss) per share for the years ended September 30, 2004, 2003 and 2002 would have been as follows ($ in millions, except per share data):

	2004	2003	2002
Net income (loss), as reported	$2,879	$980	$(9,180)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	7	8	—
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes	(225)	(321)	(415)

Net income (loss), pro forma	$2,661	$667	$(9,595)

Earnings (loss) per share:
Basic—as reported	$1.44	$0.49	$(4.62)
Basic—pro forma	1.33	0.33	(4.83)
Diluted—as reported	1.35	0.49	(4.62)
Diluted—pro forma	1.26	0.33	(4.83)

        Translation of Foreign Currency—For the Company's non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars and do not operate in highly inflationary environments, assets and liabilities are translated into U.S. Dollars using year-end exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are translated at the rate of exchange in effect on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for the assets and liabilities of these subsidiaries are included in net income.

        Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented, are included in net income.

        Cash and Cash Equivalents—All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

        On occasion, the Company is required to post cash collateral to secure reimbursements or indemnity obligations under letters of credit and performance guarantees in respect of various construction projects. The amount of restricted cash in collateral was $84 million (of which $30 million is included in current assets and $54 million is included in long-term assets) and $445 million (of which $142 million is included in current assets and $303 million is included in long-term assets) at September 30, 2004 and 2003, respectively.

        Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in Tyco's receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

        Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

        Property, Plant and Equipment, Net—Property, plant and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was $1,478 million, $1,459 million and $1,454 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. For the years ended September 30, 2004, 2003 and 2002, the Company capitalized interest of $2 million, $25 million and $100 million, respectively. The high level of capitalized interest in 2002 is due to the construction of the TGN. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 50 years
Leasehold improvements	Remaining term of the lease
Subscriber systems	10 to 14 years
Other machinery, equipment and furniture and fixtures	2 to 20 years

        The Company generally considers its electronic security assets in three asset pools: internally generated residential systems, internally generated commercial systems and customer accounts acquired through the ADT dealer program. Subscriber systems represent internally generated residential systems and internally generated commercial systems (customer accounts acquired through the ADT dealer program are recorded as intangible assets). For internal purposes, the Company considers internally generated commercial accounts in three smaller groups consisting of small business, core commercial and national commercial accounts. The internally generated residential and commercial account pools are generally amortized using the straight-line method over a ten-year period (a fourteen-year period is used for national commercial accounts and a fourteen-year period with write-off of specific accounts upon discontinuance is used for residential and commercial accounts in certain non-U.S. geographic locations).

        Long-Lived Assets—The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flows are less than book value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

        The Company has elected to make July 1 the annual impairment assessment date for all reporting units. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Our reporting units as of September 30, 2004 were as follows: Electronic Security Services, Fire Protection Contracting and Services, Electronic Components, Wireless, Electrical Contracting Services, Power Systems, Printed Circuit Group, Submarine Telecommunications, Medical Devices & Supplies, Retail, Pharmaceuticals, Flow Control and Fire Products, Electrical and Metal Products, Infrastructure Services, Plastics, A&E Products, Adhesives and Ludlow Coated Products. When changes occur in the composition of one or more segments or reporting units, the goodwill is reassigned to the segments or reporting units affected based on their relative fair value as prescribed by SFAS No. 142.

        Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

        Disruptions to the business such as end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, the divestiture of a significant component of a reporting unit, and market capitalization declines may result in our having to perform a SFAS No. 142 first step valuation analysis for some or all of Tyco's reporting units prior to the required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill and other asset impairments in the future.

        See Note 13 for more information on SFAS No. 142 and Note 4 for further information regarding the impairment of goodwill relating to Tyco Capital.

        Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships, and intellectual property. Certain contracts and related customer relationships result from purchasing residential security monitoring contracts from an external network of independent dealers who operate under the ADT dealer program. Acquired contracts and related customer relationships are recorded at their contractually determined purchase price. In those instances where the Company incurs costs associated with maintaining and operating its ADT dealer program, including brand advertising and due diligence. In certain programs, dealers pay the Company a non-refundable amount for each of the contracts sold to the Company. This non-refundable charge represents dealer reimbursement to the Company for costs incurred by the Company associated with maintaining and operating the ADT dealer program. Accordingly, each acquired contract and related customer relationship was recorded at its contractually determined purchase price, net of a non-refundable amount charged to dealers at the time the contract was accepted for purchase.

        During the first six months (twelve months in certain circumstances) after the purchase of the customer contract, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer for the full amount of the contract purchase price. The non-refundable charge to the dealer is retained by the Company even in the event of customer cancellation. The Company records the amount charged back to the dealer as a reduction of the previously recorded intangible asset.

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

        Investments—The Company invests in equity and debt securities. Long-term investments in marketable equity securities that represent less than twenty percent ownership are marked to market at the end of each accounting period. Unrealized gains and losses are credited or charged to other comprehensive income within shareholders' equity for available for sale securities unless an unrealized loss is deemed to be other than temporary, in which case such loss is charged to earnings. Management determines the proper classification of investments in debt obligations with fixed maturities and equity securities for which there is a readily determinable market value at the time of purchase and reevaluates such classifications as of each balance sheet date. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

        Other equity investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value.

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

        Restricted Investments—Restricted investments consist of fixed income securities with maturities in excess of three months that are restricted because they are currently held as collateral for certain insurance obligations.

        Product Warranty—The Company generally records estimated product warranty costs at the time of sale. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries.) The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.

        Environmental Costs—Tyco is subject to laws and regulations relating to protecting the environment. Tyco provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. The Company discounts environmental liabilities using a risk-free rate of return when the obligation is fixed or reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 30, 2004 and 2003 was to reduce the obligation by $20 million and $17 million, respectively.

        Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Insurable Liabilities—The Company records liabilities for its workers' compensation, product, general and auto liabilities up to pre-determined program deductibles subsequent to which the risk of loss is transferred to the Company's insurance carriers. The determination of these liabilities and related expenses is dependent on claims experience. For certain of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience. Certain insurance liabilities are discounted using a risk-free rate of return when the obligation is reliably determinable. The impact of the discount on the Consolidated Balance Sheets at September 30, 2004 and 2003 was to reduce the obligation by $45 million and $32 million, respectively.

        Financial Instruments—All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in a derivative financial instrument's fair value are recognized currently in earnings unless specific hedge criteria are met. At its inception, if the derivative financial instrument is designated as a fair value hedge, the changes in the fair value of the derivative financial instrument and the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings.

        Fair value estimates are based on relevant market information, including current market rates and prices, assuming adequate market liquidity. Fair value estimates for interest rate and cross-currency swaps are calculated by the Company or are provided to the Company by high-quality, third-party financial institutions known to be high volume participants in this market.

        The Company uses derivative financial instruments to manage exposures to foreign currency and interest rate risks. The Company's objective for utilizing derivatives is to manage these risks using the most effective methods to eliminate or reduce the impacts of these exposures. For those transactions that are designated as hedges, the Company documents relationships between hedging instruments and hedged items, and links derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Balance Sheets or to specific firm commitments or forecasted transactions. For transactions designated as hedges, the Company also assesses and documents, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows associated with the hedged items.

        As part of managing the exposure to changes in market interest rates, the Company enters into various interest rate swap transactions with financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives entered into are designated according to a hedge objective against specified liabilities such as a specifically underwritten debt issue. The Company's primary hedge objectives include the conversion of fixed-rate liabilities to variable rates. The derivative financial instruments associated with these objectives are classified as fair value hedges.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes forward and option contracts with financial institutions acting as principal counterparties. The objective of these hedging contracts is to minimize impacts to cash flows due to changes in foreign currency exchange rates on intercompany loans, booked accounts and notes receivable and accounts payable, and forecasted transactions. Only in very limited circumstances is hedge accounting designated. The remaining hedges are marked to market.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as Tyco deals with a variety of major banks worldwide with long-term Standard & Poor's and Moody's credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized thereby affording optimum clarity as to the market risk. None of the Company's derivative financial instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments.

        Share Premium and Contributed Surplus—In accordance with the Bermuda Companies Act 1981, when Tyco issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. When Tyco issues shares in exchange for shares of another company, the excess of the fair value of the shares acquired over the par value of the shares issued by Tyco is credited, where applicable, to contributed surplus, which is, subject to certain conditions, a distributable reserve.

        Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges and credits, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, fair values of financial instruments, estimated contract revenue and related costs, environmental and legal liabilities, income taxes and tax valuation reserves, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

        Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation, the most significant of which are deferred taxes and discontinued operations.

        Accounting Pronouncements—In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of September 30, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (revised December 2003 as FIN 46R). FIN 46R further explains how to identify Variable Interest Entities ("VIE") and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of VIE in its financial statements. The Company adopted FIN 46R as of March 31, 2004. As a result, the joint ventures that were previously consolidated under FIN 46 were deconsolidated effective March 31, 2004. See Note 9 for further discussion of the impact of FIN 46R.

        In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. Tyco adopted the revised SFAS No. 132 during the quarter ended March 31, 2004. See Note 19 for further discussion of retirement plans.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on the Company's results of operations, financial position or cash flows.

        In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on postretirement health care plans that provide prescription drug benefits. FSP No. 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 is effective for Tyco in the fourth quarter of 2004. The adoption of FSP No. 106-2 did not have a material impact on the Company's results of operations, financial position or cash flows.

        In September 2004, the EITF reached a consensus on EITF Issue No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and requires retroactive restatement of previously reported earnings per share. Any contingently convertible instrument that is settled in cash before December 31, 2004 would not be reflected in the retroactive restatement. The adoption of this EITF is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

2.    Restructuring and Other Charges (Credits), Net

        Restructuring and other charges (credits), net, during the years ended September 30, 2004, 2003 and 2002 are as follows ($ in millions):

	2004	2003	2002
Fire and Security	$175	$10	$95
Electronics	(33)	(72)	1,115
Healthcare	11	(8)	45
Engineered Products and Services	53	8	48
Plastics and Adhesives	44	(1)	10
Corporate and Other(1)	6	(21)	559

	256	(84)	1,872
Less: Inventory (charged) credited to cost of sales	(7)	10	(636)
Bad debt provision charged to selling, general and administrative expenses	—	—	(115)

Restructuring and other charges (credits), net	$249	$(74)	$1,121

(1)
Includes restructuring (credits) charges for the TGN business held for sale of $0 million, $(19) million and $390 million for 2004, 2003 and 2002, respectively.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Charges and Credits

        Activity for the Company's 2004 restructuring reserves is as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Other	Non-cash Charges	Total
Charges	$212	$82	$28	$7	$329
Utilization	(100)	(30)	(25)	(7)	(162)
Credits	(8)	—	—	—	(8)
Currency translation	1	1	—	—	2

Balance at September 30, 2004	$105	$53	$3	$—	$161

        During 2004, the Company approved and announced to employees various plans to exit 210 facilities primarily in the United States. These plans included the termination of approximately 10,840 employees and resulted in restructuring charges totaling $329 million, including $7 million reflected in cost of sales for the non-cash write-down in carrying value of inventory, $212 million for employee severance and benefits, $82 million for facility exit costs and $28 million for other related costs. Through September 30, 2004, a total of $100 million, $30 million and $25 million related to employee severance and benefits, facilities exit costs and other, respectively, had been expended related to these plans. During 2004, the Company completed certain activities related to these plans for amounts less than originally estimated, and accordingly the Company reversed $8 million of restructuring reserves as a restructuring credit. At September 30, 2004, these reserves had an aggregate balance of $161 million. The Company expects to incur approximately $15 million of additional restructuring charges related to the 2004 restructuring plans in early 2005. Cash payments related to these reserves are expected through 2005.

        In addition to the amounts reflected in the table above, during 2004, the Company sold certain cable-laying sea vessels and other assets that were written down to their expected net realizable value in prior years for amounts greater than originally estimated and recorded related gains as restructuring credits of $40 million. During 2004, the Company also completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly the Company reversed $25 million of restructuring reserves as a restructuring credit.

        During 2004, Fire and Security recorded restructuring charges of $184 million related to 2004 restructuring plans, including $4 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, Fire and Security completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $9 million of restructuring reserves as a restructuring credit.

        During 2004, Electronics recorded restructuring charges of $16 million related to 2004 restructuring plans, including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, during 2004, Electronics sold certain cable-laying sea vessels and other assets that were impaired in prior years for amounts greater than originally anticipated and recorded the related gain as a restructuring credit of $34 million. Electronics also completed certain restructuring activities for amounts less than originally estimated, and accordingly reversed $15 million of restructuring reserves as a restructuring credit.

        During 2004, Healthcare recorded restructuring charges of $13 million related to 2004 restructuring plans. Additionally, Healthcare completed restructuring activities announced in prior years for amounts less than originally anticipated, and accordingly reversed $2 million of restructuring reserves as a restructuring credit.

        During 2004, Engineered Products and Services recorded restructuring charges of $55 million related to 2004 restructuring plans, including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Engineered Products and Services expects to incur approximately $15 million of additional restructuring charges related to the 2004 restructuring plans in early 2005. Additionally, Engineered Products and Services completed certain restructuring activities for amounts less than originally anticipated, and accordingly reflected $2 million as a restructuring credit during 2004.

        During 2004, Plastics and Adhesives recorded restructuring charges of $44 million related to 2004 restructuring plans, including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory.

        During 2004, Corporate recorded restructuring charges of $17 million related to 2004 restructuring plans. In addition, Corporate completed certain restructuring activities announced in prior years for amounts less than originally anticipated, and accordingly reversed $7 million of restructuring reserves as a restructuring credit. In addition, during 2004, Corporate sold certain TGN assets that were written down to their expected net realizable value in prior years for amounts greater than originally anticipated and recorded the related gain as a restructuring credit of $4 million.

2003 Charges and Credits

        Activity for the Company's 2003 restructuring reserves is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Other	Non-cash Charges	Total
Charges	$30	$8	$2	$21	$61
Utilization	(15)	(3)	—	(21)	(39)

Balance at September 30, 2003	15	5	2	—	22
Utilization	(12)	(3)	(1)	—	(16)
Credits	(1)	(2)	(1)	—	(4)

Balance at September 30, 2004	$2	$—	$—	$—	$2

        During 2003, the Company approved and announced to employees various plans to exit 22 facilities primarily in the United States and Germany. These plans included the termination of approximately 1,500 employees and other related exit costs. These decisions resulted in restructuring charges totaling $61 million, including $10 million reflected in cost of sales for the non-cash write-down in carrying value of inventory and $11 million of other non-cash charges, $30 million for employee severance and benefits, $8 million for facility exit costs and $2 million for other related costs. Through September 30, 2004, a total of $27 million, $6 million and $1 million related to employee severance and benefits, facility exit costs and other, respectively, had been expended related to these plans. During 2004, the Company completed certain restructuring activities related to these plans for amounts less than originally estimated, and accordingly the Company reversed $4 million of restructuring reserves as a restructuring credit.

        In addition to the amounts reflected in the table above, during 2003, the Company recorded $145 million of restructuring and other credits which includes the reversal of restructuring reserves related to completing certain restructuring activities announced in prior years for amounts less than originally estimated.

        During 2003, Fire and Security recorded restructuring charges of $26 million related to 2003 restructuring plans, including $4 million reflected in cost of sales for the non-cash write-down in carrying value of inventory and $3 million in non-cash restructuring charges. Additionally, Fire and Security completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $16 million of restructuring reserves as a restructuring credit.

        During 2003, Electronics recorded restructuring and other credits of $72 million, including $20 million of credits reflected in cost of sales relating to sales of certain inventory impaired in prior years for amounts greater than originally anticipated. These restructuring credits primarily related to severance costs being less than originally anticipated due to employee attrition and redeployment and termination fees being less than anticipated due to negotiated settlements.

        During 2003, Healthcare recorded restructuring credits of $8 million related to the completion of restructuring activities announced in prior years for amounts less than originally anticipated.

        During 2003, Engineered Products and Services recorded restructuring charges of $18 million related to 2003 restructuring plans, including $6 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, Engineered Products and Services recorded $10 million of restructuring and other credits which includes the reversal of restructuring reserves related to completing certain restructuring activities announced in prior years for amounts less than originally estimated.

        During 2003, Plastics and Adhesives recorded restructuring credits of $1 million related to the completion of restructuring activities announced in prior years for amounts less than originally anticipated.

        During 2003, Corporate recorded restructuring charges of $17 million related to 2003 restructuring plans which includes $8 million in non-cash charges. In addition, Corporate recorded $38 million of restructuring and other credits which includes the reversal of restructuring reserves related to completing certain restructuring activities announced in prior years for amounts less than originally estimated.

2002 Charges and Credits

        Activity for the Company's 2002 restructuring reserves is summarized as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Other	Non-cash Charges	Total
Charges	$381	$277	$512	$751	$1,921
Utilization	(205)	(82)	(90)	(636)	(1,013)
Credits	(4)	(11)	(3)	—	(18)

Balance at September 30, 2002	172	184	419	115	890
Utilization	(123)	(59)	(265)	—	(447)
Credits	(18)	6	(48)	—	(60)
Transfers/reclassifications	—	—	(23)	(115)	(138)
Currency translation	5	(1)	(2)	—	2

Balance at September 30, 2003	36	130	81	—	247
Utilization	(17)	(44)	(27)	—	(88)
Credits	(11)	(2)	2	—	(11)
Transfers/reclassifications	—	(2)	—	—	(2)
Assets held for sale	—	(31)	(53)	—	(84)
Currency translation	1	—	—	—	1

Balance at September 30, 2004	$9	$51	$3	$—	$63

        During 2002, the Company approved and announced to employees various plans to exit 198 facilities primarily in the United States, Europe and Latin America which includes the restructuring of certain operations within the Tyco Telecommunications business. These plans included the termination of approximately 14,100 employees and other related exit costs. These decisions resulted in restructuring charges totaling $1,921 million, including $636 million in cost of sales for the non-cash write-down in carrying value of inventory and $115 million recorded in selling, general and administrative expenses for an increase to the bad debt provision. The balance of the 2002 charge includes $381 million for employee severance and benefits, $277 million for facility exit costs and $512 million for other related costs. Through September 30, 2004, a total of $345 million, $185 million and $382 million related to employee severance and benefits, facility exits costs and other related costs, respectively, had been expended related to these plans. Through September 30, 2004, the Company has completed certain activities under these plans for amounts less than originally estimated and as a result reversed $89 million of restructuring reserves as restructuring credits. The Company also reclassified $140 million primarily related to the bad debt provision to other balance sheet accounts.

        In addition, during 2002 the Company completed certain restructuring activities announced in prior years for amounts less than previously estimated. As a result, the Company reversed $31 million of restructuring reserves as restructuring credits.

        During 2002, Fire and Security recorded restructuring charges of $113 million related to 2002 restructuring plans, including $19 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, Fire and Security completed certain restructuring activities announced in prior years for amounts less than originally estimated, and accordingly reversed $18 million of restructuring reserves as a restructuring credit.

        During 2002, Electronics recorded restructuring charges of $1,141 million related to 2002 restructuring plans, including $609 million reflected in cost of sales for the non-cash write-down in carrying value of inventory and $533 million related primarily to facility closures during 2002. Additionally, Electronics also completed certain restructuring activities for amounts less than originally estimated, and accordingly reversed $26 million of restructuring reserves a restructuring credit.

        During 2002, Healthcare recorded restructuring charges of $49 million related to 2002 restructuring plans, including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory. Additionally, Healthcare completed restructuring activities announced in prior years for amounts less than originally anticipated, and accordingly reversed $4 million of restructuring reserves as a restructuring credit.

        During 2002, Engineered Products and Services recorded restructuring charges of $48 million related to 2002 restructuring plans, including $6 million reflected in cost of sales for the non-cash write-down in carrying value of inventory.

        During 2002, Plastics and Adhesives recorded restructuring charges of $10 million related to 2002 restructuring plans, including $1 million reflected in cost of sales for the non-cash write-down in carrying value of inventory.

        During 2002, Corporate recorded charges of $559 million, including $115 million reflected in selling, general and administrative expenses to increase the bad debt provision. These charges include $390 million related to the impairment of the TGN, including the bad debt provision discussed above. These charges also reflect costs to consolidate the corporate headquarters and the write-off of investment banking fees and other deal costs associated with the terminated break-up plan and certain acquisitions that were not completed.

Total Restructuring Reserves

        The Company's restructuring reserves by segment at September 30, 2004 are as follows ($ in millions):

	2004	2003
Fire and Security	$102	$34
Electronics	74	126
Healthcare	10	2
Engineered Products and Services	36	1
Plastics and Adhesives	10	2
Corporate and Other	5	129

Balance at September 30, 2004	$237	$294

        At September 30, 2004 and 2003, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2004	2003
Accrued and other current liabilities	$171	$160
Other liabilities	66	134

Restructuring reserves	$237	$294

3.    Charges for the Impairment of Long-Lived Assets

2004 Charges

        During 2004, the Company recorded total charges for the impairment of long-lived assets held for use in continuing operations of $99 million. Plastics and Adhesives recorded charges for the impairment of property, plant and equipment of $47 million related to the Company's decision to close certain facilities as discussed in Note 2. Fire and Security recorded charges of $34 million primarily related to the write-down of a United States facility to its estimated fair value, and to a lesser extent, to the write-off of cash management software. In addition, Corporate, Engineered Products and Services, Electronics and Healthcare recorded combined charges of $18 million related to the impairment of property, plant and equipment.

2003 Charges

        During 2003, the Company recorded total charges for the impairment of long-lived assets of $825 million.

        Fire and Security recorded charges for the impairment of intangible assets of $101 million resulting from the further deterioration of future estimated cash flows anticipated from customers primarily in Mexico and certain Latin American countries following the curtailment, and in some instances, the termination of the ADT dealer program in these countries. In addition, $11 million of impairment charges were recorded related to the discontinuance of two brand names. Fire and Security also recorded charges for the impairment of property, plant and equipment of $21 million related primarily to subscriber systems and other fixed assets, as well as $10 million associated with the termination of a software development project.

        The Company recorded charges for the impairment of property, plant and equipment of $679 million at Corporate, of which $664 million related to the impairment of the TGN which was classified as held for sale. This impairment was recorded to write-off the entire TGN as a result of our intention to divest this business. The amount of the impairment was based upon estimates of its fair value, less costs to dispose. The remaining $15 million charge primarily related to the closure and relocation of corporate offices.

        In addition, other impairment charges of $2 million and $1 million that were recorded at Engineered Products and Services and Electronics, respectively.

2002 Charges

        During 2002, the Company recorded total charges for the impairment of long-lived assets in continuing operations of $3,310 million.

        Fire and Security recorded a charge of $6 million related to the impairment of intangible assets resulting from the curtailment, and in certain markets, the termination of the ADT dealer program. In addition, Fire and Security recorded a charge of $109 million primarily related to the impairment of property, plant and equipment associated with the termination of a software development project. The software development project related to a strategy to develop a new comprehensive integrated customer database and associated applications for this segment and its acquired companies. During 2002, management, with the assistance of a third-party consultant, performed a full evaluation to determine the information technology needs of the Fire and Security business relative to where it stood then and expectations for it over the near future. As a result of this review, the Company decided to abandon the project, which was still in the development and testing stage, resulting in the write-off of capitalized costs.

        Electronics recorded a charge of $569 million, of which $541 million primarily related to the impairment of property, plant and equipment related to the closure of facilities as discussed in Note 2 and $28 million related to the impairment of intangible assets associated with undersea systems technology and know-how acquired through acquisitions.

        The Company recorded a charge of $2,611 million at Corporate, of which $2,582 million related to the impairment of the TGN, and $29 million related to the impairment of certain corporate properties associated with the consolidation of corporate headquarters discussed in Note 2.

        During 2002, the fiber optic capacity available in the market significantly exceeded overall market demand, which created sharply declining prices and reduced anticipated future cash flows for the TGN. As a result, the Company assessed the carrying value of the TGN assuming a held and used model applying an analysis that employed estimates as to current and future market pricing, demand and network completion costs. This analysis was highly sensitive to changes in these estimates. Based upon these estimates, the Company concluded that the value of its fiber optic network was partially impaired and consequently recorded an impairment charge during the quarter ended March 31, 2002. The amount of the impairment was based upon the difference between the carrying value of each asset group and the estimated fair value of those assets groups as of March 31, 2002. The estimated fair value of each asset group was determined using an income (discounted cash flow) approach. The cash flow forecasts were prepared using the 15-year estimated weighted-average useful life of each of the TGN asset groups. Probability factors were applied to various scenarios weighting the likelihood of each possible outcome. Then, each cash flow forecast was discounted using a weighted-average cost of capital of 15%. Based upon these analyses, the sum of the expected future discounted cash flows was subtracted from the carrying values of the asset groups resulting in an impairment loss for the TGN. The entire TGN placed in service as of March 31, 2002 was written-off at that time, as well as a portion of TGN construction in progress. The Company reconsidered the factors noted above, such as projected operating results, business plans and an estimate of discounted future cash flows, in order to retest the carrying value of the TGN for a further impairment at June 30, 2002 and September 30, 2002. The Company determined that no impairment charge was necessary at June 30, 2002. However, the further decline in the telecommunications industry necessitated an additional impairment charge and, therefore, a charge was recorded as of September 30, 2002.

        Engineered Products and Services, Plastics and Adhesives, and Healthcare recorded charges of $10 million, $3 million and $2 million, respectively, related to the impairment of property, plant and equipment associated with the closure of facilities discussed in Note 2.

4.    Divestitures and Discontinued Operations

2004 Activity

        During 2004, the Company recorded net losses and impairments of divestitures of $116 million in continuing operations in connection with the divestiture or write-down to fair value of certain held for sale businesses. In addition, the Company also recorded losses on the sale of discontinued operations of $132 million ($123 million after tax) to write the carrying value of such assets down to their estimated fair value.

        During 2003, the Company conducted a comprehensive review of its core businesses, and as a result, implemented a divestiture program in early 2004. In connection with this program, the Company divested twenty-one and liquidated four non-core businesses across all business segments except Plastics and Adhesives and primarily within Fire and Security for aggregate proceeds of $252 million in cash, of which $16 million of the proceeds are currently held in escrow. Total assets and total liabilities of the divested businesses were $445 million and $115 million, respectively. Total assets include cash retained by the businesses sold of $13 million.

        Net revenue and net loss for 2004 through the date of disposition were $460 million and $43 million, respectively, for divested companies that did not meet the criteria for discontinued operations. Net revenue and net income for the year ended September 30, 2003 were $587 million and $24 million, respectively, for divested companies that did not meet the criteria for discontinued operations.

        Net revenue of 2004 discontinued operations for the years ended September 30, 2004, 2003 and 2002 were $889 million, $815 million and $766 million, respectively. Pretax (loss) income of these discontinued operations for the years ended September 30, 2004, 2003 and 2002 were $(135) million, $7 million and $19 million, respectively.

        The following table presents balance sheet information for discontinued operations and other businesses held for sale at September 30, 2004 and 2003 ($ in millions):

	2004	2003
Accounts receivable, net	$209	$160
Inventories	95	61
Prepaid expenses and other current assets	95	27
Property, plant and equipment, net	96	121
Other assets	120	120

Total assets	$615	$489

Accounts payable	$155	$119
Accrued and other current liabilities	243	73
Other liabilities	125	—

Total liabilities	$523	$192

2003 Activity

        During 2003, Tyco recorded income from discontinued operations of $20 million for a restitution payment made by Frank E. Walsh Jr., a former director (see Note 14).

2002 Activity

        During 2002, the Company sold certain of its businesses for net proceeds of $139 million in cash that consisted primarily of businesses within Healthcare and Fire and Security. In connection with these dispositions, the Company recorded a net gain of $24 million, which is included in other expense, net in the Consolidated Statement of Operations.

        On July 8, 2002, the Company divested Tyco Capital (CIT Group Inc.) through the sale of 100% of the common shares of CIT Group Inc. ("CIT"), its principal operating subsidiary, in an initial public offering ("IPO"). Accordingly, the results of Tyco Capital are presented as discontinued operations. Operating results from the discontinued operations of Tyco Capital from October 1, 2001 through July 8, 2002 were $3.3 billion of finance income, $6.0 billion of pre-tax loss and $6.3 billion of net loss. The net loss includes a goodwill impairment charge of $6,638 million.

        During the quarter ended March 31, 2002, Tyco experienced disruptions to its business surrounding its announced break-up plan, a downgrade in its credit ratings, and a significant decline in its market capitalization. During this same time period, CIT also experienced credit downgrades and a disruption to its historical funding base. Further, market-based information developed in connection with the Company's preliminary consideration of the proposed IPO of CIT indicated that CIT's book value exceeded its estimated fair value as of March 31, 2002. As a result, the Company performed a SFAS No. 142 first step goodwill impairment analysis as of March 31, 2002 and concluded that an impairment charge was warranted at that time.

        Management's objective in performing the first step goodwill impairment analysis was to obtain relevant market-based data to calculate the estimated fair value of CIT as of March 31, 2002 based on its projected earnings and market factors expected to be used by market participants in ascribing value to CIT in the planned separation of CIT from Tyco. Management obtained relevant market data from financial advisors regarding the range of price to earnings multiples and market condition discounts applicable to CIT as of March 31, 2002 and applied these market data to CIT's projected annual earnings as of March 31, 2002 to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of CIT at March 31, 2002. As a result, the Company recorded a $4,513 million impairment charge as of March 31, 2002, which is included in discontinued operations.

        A second step goodwill impairment analysis is required whenever a reporting unit's book value exceeds estimated fair value. This analysis required the Company to estimate the fair value of the reporting unit's individual assets and liabilities to complete the analysis of goodwill as of March 31, 2002. The Company completed this second step analysis for CIT during the quarter ended June 30, 2002 and, as a result, recorded an additional goodwill impairment charge of $132 million. During the June 30, 2002 quarter, CIT experienced further credit downgrades and the business environment and other factors continued to negatively impact the likely proceeds of the IPO. As a result, the Company performed another first step and second step analysis as of June 30, 2002 in a manner consistent with the March 2002 process described above. Each of these analyses was based upon updated market data at June 30, 2002 and through the period immediately following the IPO, including the IPO proceeds. These analyses resulted in a goodwill impairment of $1,867 million. Tyco also recorded an additional impairment charge of $126 million in order to write-down its investment in CIT to fair value for a total CIT goodwill impairment of $2,125 million. This write-down was based upon net IPO proceeds of approximately $4.4 billion, after deducting estimated out-of-pocket expenses, and is included in the $6,283 million loss from discontinued operations. During the fourth quarter of 2002, Tyco recorded a loss on the sale of Tyco Capital of $59 million.

5.    Acquisitions

Acquisitions

        During 2004, the Company completed the acquisition of 2 businesses within Engineered Products and Services and Fire and Security for an aggregate cost of $9 million. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        During 2003, the Company purchased seven businesses within Healthcare, Engineered Products and Services, Fire and Security and Electronics for an aggregate cost of $44 million in cash, net of $1 million of cash acquired. These acquisitions were funded utilizing cash from operations. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates.

        During 2002, the Company purchased approximately 130 businesses for an aggregate cost of $3,751 million, consisting of $1,684 million in cash, net of $158 million of cash acquired, and the issuance of approximately 48 million common shares valued at $1,919 million, plus the fair value of stock options and pre-existing put option rights assumed of $148 million ($103 million of the put option rights have been paid in cash). The 2002 acquisitions include, among others, SBC/Smith Alarm Systems, Century Tube Corporation, Sensormatic Electronic Corporation ("Sensormatic"), Transpower Technologies, DSC Group ("DSC"), Water & Power Technology, LINQ Industrial Fabrics, Inc., Paragon Trade Brands, Inc. ("Paragon"), Communications Instruments, Inc., Clean Air Systems and the purchase of the remaining minority public interest of TyCom Ltd. ("TyCom"). In addition, Tyco issued approximately 18 million common shares valued at $820 million in connection with its amalgamation with TyCom (see TyCom Ltd. discussion below). The fair value of debt of acquired companies aggregated $799 million. These acquisitions were funded utilizing net proceeds from the issuance of long-term debt. The results of operations of the acquired companies have been included in Tyco's consolidated results from the respective acquisition dates.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following unaudited pro forma data summarize the results of operations for the year ended September 30, 2002, assuming that the acquisitions and the amalgamation with TyCom had been completed as of the beginning of the period. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions and amalgamation had occurred as of the beginning of the period presented or that may be achieved in the future.

(in millions, except per share data)	2002(1)
Net revenue	$35,337
Loss from continuing operations	(2,860)
Net loss	(9,188)
Basic loss per share:
Loss from continuing operations	$(1.43)
Net loss	(4.60)
Diluted loss per share:
Loss from continuing operations	$(1.43)
Net loss	(4.60)

(1)
Includes the impairment of long-lived assets of $3,310 million; net restructuring and other charges of $1,872 million; goodwill impairment charges of $1,344 million; a loss on investments of $271 million; a net gain on divestiture of $24 million; gain on the retirement of debt of $30 million; loss from discontinued operations of $6,270 million, net of tax; and a loss on the sale of discontinued operations of $59 million, net of tax. Excludes charges of $18 million for the write-off of purchased in-process research and development associated with the acquisitions of Sensormatic Electronics Corporation and DSC discussed in Note 6.

Acquisition Liabilities

        The Company paid $54 million, $172 million and $475 million in cash to fund acquisition liabilities related to acquisitions during 2004, 2003 and 2002, respectively.

        At September 30, 2004, there were no acquisition liabilities related to 2004 or 2003 acquisitions reflected on the Consolidated Balance Sheets.

        Activity in the 2002 acquisition liabilities is as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Distributor and Supplier Cancellation Fees and Other	Total
Balance at September 30, 2002	$39	$52	$10	$101
Additions	15	3	8	26
Utilization	(24)	(11)	(6)	(41)
Currency translation	1	2	1	4
Reversals	—	—	(1)	(1)
Reductions of estimates	(10)	(8)	(9)	(27)

Balance at September 30, 2003	21	38	3	62
Utilization	(11)	(8)	—	(19)
Currency translation	1	2	—	3
Reversals	(7)	(3)	(1)	(11)

Balance at September 30, 2004	$4	$29	$2	$35

        During 2002, the Company recorded $195 million of acquisition liabilities related to plans to integrate businesses acquired during 2002. During 2003, the Company finalized the integration plans that the Company began to assess and formulate at the date of the 2002 acquisitions, such as Paragon and Eberle Controls GmbH, and as a result recorded additional acquisition liabilities of $26 million and a corresponding increase to goodwill and deferred tax assets. These additions primarily reflect the additional distributor and supplier cancellation fees. Through September 30, 2004, a total of $155 million has been expended related to these plans. Through September 30, 2004, the Company also completed certain actions under these acquisition plans at costs that were less than originally estimated and as a result reduced its acquisition liabilities by $38 million. Goodwill and related deferred tax assets were reduced by an equivalent amount.

        The termination of employees and consolidation of facilities related to the 2002 acquisitions are essentially complete, except that cash payments will continue related primarily to certain long-term non-cancellable lease obligations and long-term severance arrangements.

        Activity in the 2001 acquisition liabilities is as follows ($ in millions):

	Employee Severance and Benefits	Facilities Exit Costs	Distributor and Supplier Cancellation Fees and Other	Total
Balance at September 30, 2002	$130	$207	$58	$395
Utilization	(57)	(44)	(21)	(122)
Currency translation	8	—	3	11
Reclassifications	—	3	(7)	(4)
Reversals	(67)	(68)	(27)	(162)

Balance at September 30, 2003	14	98	6	118
Utilization	(5)	(21)	(3)	(29)
Reclassifications	(2)	(5)	—	(7)
Reversals	—	(6)	(1)	(7)

Balance at September 30, 2004	$7	$66	$2	$75

        During 2001, the Company recorded $1,021 million of acquisition liabilities related to plans to integrate businesses acquired during 2001. During 2002, the Company finalized the integration plans that it began to assess and formulate at the date of the 2001 acquisitions, and as a result, recorded additional acquisition liabilities of $340 million. Through September 30, 2004, a total of $957 million had been expended related to these plans. Through September 30, 2004, the Company completed certain actions under these acquisition plans at costs that were less than originally estimated and as a result reduced 2001 acquisition liabilities by $300 million. Goodwill and related deferred tax assets in the aggregate were reduced by an equivalent amount. Through September 30, 2004, the Company reclassified $29 million of fair value adjustments related to the write-down of assets to other balance sheet accounts.

        Actions under the 2001 acquisition plans are essentially complete; however, cash payments will continue related primarily to certain long-term non-cancellable lease obligations and long-term severence arrangements.

        At September 30, 2004 and 2003, acquisition liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2004	2003
Accrued and other current liabilities	$29	$80
Other liabilities	94	119

	$123	$199

Holdback/Earn-out Liabilities

        The Company paid cash of approximately $53 million, $100 million and $150 million relating to holdback and earn-out liabilities related to certain prior period acquisitions during 2004, 2003 and 2002, respectively. The Company also issued 44,139 common shares valued at $2 million relating to earn-out liabilities during 2002. The value of these earn-out common shares is based upon the fair value of the stock at the time of issuance. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that would require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth and are generally treated as additional purchase price.

        At September 30, 2004 and 2003, holdback/earn-out liabilities were included in the Company's Consolidated Balance Sheets as follows ($ in millions):

	2004	2003
Accrued and other current liabilities	$59	$93
Other liabilities	108	119

	$167	$212

ADT Dealer Program

        During the years ended September 30, 2004, 2003 and 2002, Tyco paid $254 million, $597 million and $1,138 million of cash, respectively, to acquire 0.3 million, 0.6 million and 1.4 million customer contracts for electronic security services through the ADT dealer program.

TyCom Ltd.

        On December 18, 2001, the Company completed its amalgamation with TyCom and each of the approximately 56 million TyCom common shares not owned by Tyco were converted into the right to receive 0.3133 of a Tyco common share. Upon completion of the amalgamation, TyCom became a wholly-owned subsidiary of Tyco, and each outstanding option to purchase TyCom common shares became exercisable for Tyco common shares, with the number of Tyco shares equal to the number of TyCom common shares issuable upon exercise immediately prior to the consummation multiplied by the exchange ratio of 0.3133. The per share exercise price for the Tyco common shares issuable upon the exercise of TyCom options equals the exercise price per TyCom common share, at the price for which such options were exercisable prior to the amalgamation, divided by the exchange ratio. In addition, each outstanding TyCom restricted share was converted into a restricted Tyco common share based on the exchange ratio. The options and restricted shares are subject to the same terms and conditions that were applicable immediately prior to the amalgamation.

6.    Write-Off of Purchased In-Process Research and Development

        During 2002, in connection with Tyco's acquisition of Sensormatic and DSC Group, the Company wrote-off the fair value of purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies in the amount of $18 million. Management determined the value of the IPR&D using, among other factors, appraisals.

7.    Other Expense, Net

        During 2004, net other expense of $286 million consisted primarily of a $284 million loss related to the repurchase of a portion of its outstanding convertible debt prior to its scheduled maturity. See Note 15 to the Consolidated Financial Statements for details regarding debt repurchases.

        During 2003, net other expense of $223 million consisted primarily of a net loss on the retirement of debt of $128 million. See Note 15 for details regarding debt repurchases. Additionally, net other expense included an $87 million loss relating to the write-down of various investments when it became evident that the declines in the fair value of the investments were other than temporary, predominately due to the continuing depressed economic conditions, specifically within the telecommunications industry.

        During 2002, net other expense of $217 million consisted primarily of a $271 million loss on various investments, mainly related to its investments in FLAG Telecom Holdings Ltd. ("FLAG") when it became evident that the declines in the fair value of FLAG and other investments were other than temporary. This loss was partially offset by a gain of $30 million related to the retirement of debt and a net gain on divestiture of $24 million (see Note 4 to the Consolidated Financial Statements).

8.    Income Taxes

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for the years ended September 30, 2004, 2003 and 2002 are as follows ($ in millions):

	2004	2003	2002
Notional U.S. federal income tax expense (benefit) at the statutory rate	$1,456	$628	$(927)
Adjustments to reconcile to the income tax provision:
U.S. state income tax (benefit) provision, net	40	(98)	26
Asset impairments	(19)	120	785
Non-U.S. net earnings (1)	(568)	(242)	(210)
Nondeductible charges	230	383	541
Other	1	(34)	(13)

Provision for income taxes	1,140	757	202
Deferred provision	220	18	123

Current provision	$920	$739	$79

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The provisions for income taxes for 2004, 2003, and 2002 includes $577 million, $798 million, and $482 million, respectively, for non-U.S. income taxes. The provision (benefit) for income taxes in 2004 and 2003 includes $523 million and $57 million, respectively, for federal income taxes and $40 million and $(98) million, respectively, for state income taxes. Income tax (benefit) provision relating to discontinued operations was ($9) million, $7 million and $323 million for 2004, 2003 and 2002, respectively. Non-U.S. income (loss) from continuing operations before income taxes was $3,329 million, $2,827 million and $(665) million for 2004, 2003, and 2002, respectively.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at September 30, 2004 and 2003 are as follows ($ in millions):

	2004	2003
Deferred tax assets:
Accrued liabilities and reserves	$1,579	$1,415
Tax loss and credit carryforwards	2,851	1,814
Inventories	211	153
Postretirement benefits	500	708
Deferred revenue	254	269
Other	352	483

	5,747	4,842

Deferred tax liabilities:
Property, plant and equipment	(583)	(119)
Intangibles assets	(408)	(335)
Other	(260)	(18)

	(1,251)	(472)
Net deferred tax asset before valuation allowance	4,496	4,370
Valuation allowance	(1,992)	(1,879)

Net deferred tax asset	2,504	$2,491

        The presentation of deferred tax assets and liabilities in prior years has been reclassified for comparability purposes to reflect the results of a detailed analysis of deferred tax assets and liabilities completed during 2004. This reclassification included recording an additional deferred tax asset and a related full valuation allowance of $1,026 million as of September 30, 2003.

        At September 30, 2004, the Company had $3,644 million of net operating loss carryforwards in certain non-U.S. jurisdictions. Of these, $2,555 million have no expiration, and the remaining $1,089 million will expire in future years through 2013. In the U.S., there were approximately $3,608 million of federal and $3,459 million of state net operating loss carryforwards at September 30, 2004, which will expire in future years through 2024.

        The valuation allowance for deferred tax assets of $1,992 million and $1,879 million at September 30, 2004 and 2003, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At September 30, 2004, approximately $424 million of the valuation allowance will ultimately reduce goodwill if the net operating losses are utilized.

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, certain tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and is contesting certain proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in other liabilities on the Consolidated Balance Sheets as payment is not expected within one year.

        Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company's income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 or 2006 at an effective tax rate of 5.25%. The Company is currently reviewing whether to take advantage of this new provision of the AJCA.

9.    Cumulative Effect of Accounting Change—Variable Interest Entities

        During 2003, the Company adopted FIN 46, which requires identification of the Company's participation in VIE's, which are entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE's, if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns.

        The Company has programs under which it sells machinery and equipment to investors who, in turn, purchase and receive ownership and security interests in those assets. As such, the Company may have certain investments in those affiliated companies whereby it provides varying degrees of financial support and where the investors are entitled to a share in the results of those entities, but the Company does not consolidate these entities. While these entities may be substantive operating companies, they have been evaluated for potential consolidation under FIN 46.

        The Company has three synthetic lease programs utilized, to some extent, by all of the Company's segments to finance capital expenditures for manufacturing machinery and equipment and for ships used by Tyco Submarine Telecommunications. During 2003, the Company adopted FIN 46 and, accordingly, restructured one of the synthetic leases to meet the requirements of FIN 46 for off-balance sheet accounting. The Company reclassified the remaining two leases as capital leases and, consequently, recorded a $75 million after-tax loss ($115 million pretax) cumulative effect adjustment. In addition, total debt increased by $498 million at the time of consolidation, July 1, 2003.

        In 2003 in conjunction with adopting FIN 46, the Company also evaluated other investments and concluded that four joint ventures that were previously accounted for under the equity method of accounting within Tyco Infrastructure Services, in which the Company owns a minority interest, met the consolidation criteria set forth in FIN 46. Accordingly, these ventures were consolidated onto the Company's balance sheet effective July 1, 2003. The assets and liabilities of these joint ventures included on the Company's Consolidated Balance Sheets at September 30, 2003 were $112 million and $96 million, respectively.

        Subsequently, these four joint ventures were deconsolidated as of March 31, 2004 with the adoption of FIN 46R. The assets and liabilities of these joint ventures included in the Company's balance sheet at September 30, 2003 were $96 million and $69 million, respectively.

10.    Earnings (Loss) Per Share

        The reconciliations between basic and diluted earnings (loss) per share for the years ended September 30, 2004, 2003 and 2002 are as follows ($ in millions, except per share data):

	2004			2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) from continuing operations	$3,005	2,001	$1.50	$1,035	1,995	$0.52	$(2,851)	1,989	$(1.43)
Share options, restricted shares and deferred stock units	—	15		—	5		—	—
Exchange of convertible debt due 2010	109	200		1	3		—	—

Diluted earnings (loss) per share:
Income (loss) from continuing operations, giving effect to dilutive adjustments	$3,114	2,216	$1.41	$1,036	2,003	$0.52	$(2,851)	1,989	$(1.43)

        The computation of diluted earnings per common share in 2004 excludes the effect of the potential exercise of options to purchase approximately 67 million shares because the effect would be anti-dilutive. Additionally, diluted earnings per common share excludes approximately 5 million and 4 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because the conversion conditions have not been met.

        The computation of diluted earnings per common share in 2003 excludes the effect of the potential exercise of options to purchase approximately 110 million shares because the effect would be anti-dilutive. Diluted earnings per common share for 2003 excludes approximately 38 million and 4 million shares related to the Company's zero coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met. Diluted earnings per common share for 2003 also excludes approximately 94 million shares and 49 million shares related to the Company's convertible senior debentures due 2018 and 2023, respectively, because the effect would be anti-dilutive.

        The computation of diluted loss per common share in 2002 excludes the effect of the potential exercise of options to purchase approximately 10 million shares and the potential exchange of convertible debt due 2010 for approximately 3 million shares, because the effect would be anti-dilutive. Diluted loss per common share for 2002 also excludes approximately 48 million and approximately 25 million shares related to the Company's zero-coupon convertible debentures due 2020 and 2021, respectively, because conversion conditions have not been met.

11.    Sale of Accounts Receivable

        Tyco has several programs under which it may sell participating interests in accounts receivable to investors who, in turn, purchase and receive ownership and security interests in those receivables. As collections reduce accounts receivable included in the pool, the Company sells new receivables. The Company retains the risk of credit loss on the receivables and, accordingly, the full amount of the reserve has been retained on the Consolidated Balance Sheets. The proceeds from the sales were used to repay short-term and long-term borrowings and for working capital and other corporate purposes and are reported as operating cash flows in the Consolidated Statements of Cash Flows. The sale proceeds are less than the face amount of accounts receivable sold by an amount that approximates the cost that would be incurred if commercial paper were issued backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such discount aggregated $18 million, $29 million, and $17 million, or 3.1%, 3.5%, and 2.7% of the weighted-average balance of the receivables outstanding, during 2004, 2003 and 2002, respectively. The Company retains collection and administrative responsibilities for the participating interests in the defined pool. During 2004, the Company reduced outstanding balances under its accounts receivable programs by $929 million, of which $812 million relates to three of its corporate accounts receivable programs. At September 30, 2004 and 2003, the availability under corporate programs was $625 million and $1,025 million, respectively. At September 30, 2004 and 2003, the amounts utilized under these programs was zero and $803 million, respectively. The remaining reduction related to certain of the Company's international businesses selling fewer accounts receivable as a short-term financing mechanism. These transactions qualify as true sales. The aggregate amount outstanding under these arrangements was $99 million and $202 million at September 30, 2004 and 2003, respectively.

12.    Investments

        At September 30, 2004 and 2003, Tyco had available-for-sale equity investments with a fair market value of $104 million and $23 million and a cost basis of $104 million and $26 million, respectively. These investments are included in prepaid expenses and other current assets and other assets within the Consolidated Balance Sheets. As of September 30, 2004, there were unrealized losses of $2 million and unrealized gains of $5 million associated with these investments. At September 30, 2003, there were unrealized losses of $2 million and unrealized gains of $4 million associated with these investments. The unrealized gains and losses have been included as a separate component of shareholders' equity. See Note 7 for discussion of realized losses on equity investments.

        At September 30, 2004 and 2003, Tyco had held-to-maturity investments with a fair value of $19 million and $22 million, respectively. These investments are included in other assets within the Consolidated Balance Sheets.

        At September 30, 2004 and 2003, Tyco had restricted investments of $7 million and $470 million, respectively. The majority of these restricted investments are used to fund certain pension plans.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Goodwill and Intangible Assets

        Goodwill was $25.5 billion and $25.5 billion at September 30, 2004 and 2003, respectively. The changes in the carrying amount of goodwill for 2003 and 2004 are as follows ($ in millions):

	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total Tyco
Balance at September 30, 2002	$7,932	$7,858	$6,532	$2,896	$708	$25,926
Purchase accounting adjustments(1)	(232)	(74)	(131)	(40)	(3)	(480)
Acquisitions	4	2	1	11	—	18
Divestitures	—	—	(4)	—	—	(4)
Impairment	—	(278)	—	—	—	(278)
Other(2)	23	(126)	(192)	(14)	(8)	(317)
Currency translation	351	96	17	192	7	663

Balance at September 30, 2003	8,078	7,478	6,223	3,045	704	25,528
Purchase accounting adjustments(3)	(59)	(19)	(158)	4	(1)	(233)
Acquisitions	—	—	—	10	—	10
Divestitures	(124)	(25)	—	(4)	—	(153)
Held for sale	(12)	—	—	—	—	(12)
Currency translation	192	52	9	111	6	370

Balance at September 30, 2004	$8,075	$7,486	$6,074	$3,166	$709	$25,510

(1)
The net decrease in goodwill includes $480 million associated with acquisitions completed prior to 2003, primarily related to fair value adjustments as well as the finalization of deferred taxes related to previously recorded acquisition liabilities.

(2)
During 2004, the Company undertook a comprehensive project to review its 2003 deferred income tax accounts. While the results of this project were not material to the Consolidated Financial Statements, the Company has reclassified certain prior year balances to enhance comparability.

(3)
The net decrease in goodwill includes $233 million primarily due to the finalization of deferred taxes related to previously completed acquisitions.

2004 Activity

        During 2004, the Company divested twenty-one and liquidated four non-core businesses (See Note 4). Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," it was determined that the recorded book value of these businesses would not be fully recovered. During 2004, the Company recorded goodwill impairments of $60 million of which $48 million related to divested businesses and $12 million related to businesses classified as held for sale, respectively.

2003 Activity

        During 2003, the Company changed its internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within Healthcare and Specialty Products) now comprise the Plastics and Adhesives reportable segment. As a result, the goodwill within Healthcare and Specialty Products was reassigned based on the relative fair value of the new reporting unit. No impairments resulted from this reevaluation.

        In the fourth quarter of 2003, the Company further reorganized its reporting structure (see Note 23). As part of that reorganization, the Company finalized a plan in September 2003 to sell the TGN, the major operating asset of the Tyco Submarine Telecommunications business. The results of the TGN business held for sale were previously included in Electronics, but are now presented within Corporate and Other. The Company plans to exit the TGN business held for sale because it has decided not to invest further in this industry. The reorganization resulted in a change in the composition of its reporting units. As a result, goodwill was reassigned to the new reporting units using a relative fair value allocation approach, resulting in the recognition of impairment charges of $278 million in Power Systems, Electrical Contracting Services and the Printed Circuit Group. This charge was based on a valuation performed by management with the assistance of a third party consultant using an income approach based on the present value of estimated future cash flows of each of the reporting units. After the impairment, there is no goodwill remaining at the Power Systems and Printed Circuit Group reporting units.

2002 Activity

        Under the transition provisions of SFAS No. 142, the Company's transitional benchmark analysis concluded that there was no goodwill impairment at October 1, 2001. However, during the quarter ended March 31, 2002, Electronics recorded a charge of $2,218 million related to the impairment of long-lived assets of the TGN, as a result of the fiber optic capacity available in the market significantly exceeding overall market demand, thereby creating sharply declining prices and reduced cash flows. For additional information on the TGN impairment charge, see Note 3. As such, an updated goodwill valuation was completed as of March 31, 2002 for Tyco Submarine Telecommunications. The valuation was completed using an income approach based upon the present value of future cash flows of the reporting unit as of March 31, 2002. However, this first step analysis resulted in no impairment of the Submarine Telecommunications reporting unit's goodwill at that date.

        During the quarter ended June 30, 2002, additional circumstances developed that indicated a potential impairment of the value of goodwill with respect to the Company's reporting units. Tyco experienced disruptions to its business surrounding the termination of its previously announced break-up plan, the resignation of its chief executive officer, further downgrades in its credit ratings and an additional decline in its market capitalization. Updated valuations were completed for all reporting units as of June 30, 2002 using an income approach based on the present value of future cash flows of each reporting unit. An additional discount factor was then applied to reflect a decrease in reporting unit valuations for recent disruptions at the Company's corporate offices and negative publicity about Tyco, as evidenced by the decline in the Company's total market capitalization. This resulted in goodwill impairment of $845 million, including $608 million relating to Tyco Submarine Telecommunications and $237 million relating to Tyco Infrastructure Services, a reporting unit within Engineered Products and Services.

        During the quarter ended September 30, 2002, step two analyses, as prescribed by SFAS No. 142, were completed for the Tyco Submarine Telecommunications and Tyco Infrastructure Services reporting units. This resulted in an incremental goodwill impairment on continuing operations of $162 million ($80 million relating Tyco Submarine Telecommunications and $82 million relating to Tyco Infrastructure Services).

        During the quarter ended September 30, 2002, circumstances associated with the restructuring charges related to the Submarine Telecommunications reporting unit indicated potential further impairment of the value of goodwill of this reporting unit. An updated valuation using an income approach based on the present value of future cash flows was completed as of September 30, 2002. The valuation resulted in an additional goodwill impairment on continuing operations of $337 million.

Following the impairments recorded during 2002 totaling $1,344 million, there is no goodwill remaining at the Tyco Submarine Telecommunications and Tyco Infrastructure Services reporting units.

        During 2002, the Company curtailed, and in certain markets terminated, the ADT dealer program. Due to a decrease in projected purchases of customer contracts through the ADT dealer program, an updated valuation using an income approach based on the present value of future cash flows as of September 30, 2002 was performed for the Security Services reporting unit. The valuation results indicated that the fair value of the reporting unit exceeded the book value of the reporting unit, resulting in no impairment of the Security Services reporting unit's goodwill at that date.

        See Note 4, "Divestitures and Discontinued Operations," for information regarding the impairment of goodwill relating to Tyco Capital.

        Intangible assets, net were $5,335 million and $5,779 million at September 30, 2004 and 2003, respectively. Accumulated amortization amounted to $3,066 million and $2,489 million at September 30, 2004 and 2003, respectively. The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets at September 30, 2004 and 2003 ($ in millions):

	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,613	$2,161	12 years	$4,400	$1,736	12 years
Intellectual property	3,549	837	20 years	3,607	691	20 years
Other	239	68	26 years	261	62	27 years

Total	$8,401	$3,066	17 years	$8,268	$2,489	17 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        During 2004, the Company reassessed the useful lives of certain intangible assets. This reassessment resulted in an immaterial charge to amortization expense due to shortening the amortization periods for certain patents and reclassifying certain tradenames to indefinite-lived intangible assets. The intangible asset classifications have been conformed to the current period presentation.

        As of September 30, 2004 and 2003, the Company had $672 million and $678 million of intangible assets not subject to amortization, respectively. These assets as of September 30, 2004 primarily relate to tradenames of $389 million in Healthcare, intellectual property (primarily trademarks) of $261 million in Fire and Security as well as Engineered Products and Services, and $22 million of other intangible assets. The intangible assets not subject to amortization as of September 30, 2003 primarily relate to tradenames of $389 million in Healthcare, intellectual property (primarily trademarks) of $261 million in Fire and Security as well as Engineered Products and Services, and $28 million of other intangibles.

        Intangible asset amortization expense for the years ended September 30, 2004, 2003 and 2002 was $698 million, $724 million and $619 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $650 million for 2005, $600 million for 2006, $500 million for 2007, $450 million for 2008, and $450 million for 2009.

        See Note 3 for information regarding the impairment of intangible assets.

14.    Related Party Transactions

        The Company has amounts due related to loans and advances issued to employees in prior years under the Company's Key Employee Loan Program, relocation programs and other advances made to executives. Loans were provided to employees under the Company's Key Employee Loan Program, which is now discontinued except for outstanding loans, for the payment of taxes upon the vesting of shares granted under our Restricted Share Ownership Plans. The loans are not collateralized and bear interest, payable annually, at a rate based on the six-month LIBOR, calculated annually as the average of the 12 rates in effect on the first day of the month. Loans are generally repayable in ten years, except that earlier payments are required under certain circumstances, such as when an employee is terminated. In addition, the Company issued mortgages to certain employees under employee relocation programs. These mortgages are generally payable in 15 years and are collateralized by the underlying property. During 2004 and 2003, the maximum amount outstanding under these programs was $78 million and $82 million, respectively. Loans receivable under these programs, as well as other unsecured advances outstanding, were $70 and $79 million at September 30, 2004 and 2003, respectively. The total outstanding loans receivable includes loans to L. Dennis Kozlowski, the Company's former Chairman and Chief Executive Officer (until June 2002). The amount outstanding under these loans, plus accrued interest, was $49 million and $48 million at September 30, 2004 and 2003, respectively, and the rate of interest charged on such loans was 1.25%. Interest income on the remaining interest bearing loans totaled $1 million, $1 million, and $6 million in 2004, 2003 and 2002, respectively. Certain of the above loans totaling $21 million and $24 million at September 30, 2004 and 2003, respectively, are non-interest bearing. The total non-interest bearing loans include loans to Mark A. Belnick, the Company's former Executive Vice President and Chief Corporate Counsel. The amount outstanding at both September 30, 2004 and 2003 was $15 million.

        During 2004, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation and VF Corporation. Sandra S. Wijnberg, a Director, is an executive officer of Marsh & McClennan Companies, Inc. George W. Buckley, a Director, is an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Purchases from Marsh & McLennan Companies, Inc. during 2004 were approximately $22 million. Purchases from other companies noted above during 2004 aggregated less than 1 percent of consolidated net revenue.

        During 2003, the Company engaged in commercial transactions in the normal course of business with companies where the Company's Directors were employed and served as officers, including Marsh & McLennan Companies, Inc., Brunswick Corporation, VF Corporation, Verizon Communications, Inc., Imperial Chemical Industries PLC and MicroWarehouse, Inc. Sandra S. Wijnberg, a Director, is an executive officer of Marsh & McClennan Companies, Inc. George W. Buckley, a Director, is an executive officer of Brunswick Corporation. Mackey J. McDonald, a Director, is an executive officer of VF Corporation. Bruce S. Gordon, a Director, was an officer of Verizon Communications, Inc. Brendan R. O'Neill and Jerome B. York, both Directors, were executive officers of Imperial Chemical Industries PLC and MicroWarehouse, Inc., respectively, at the time of these commercial transactions. Purchases from Marsh & McLennan Companies, Inc. and Imperial Chemical Industries PLC during 2003 were approximately $18 million and $16 million, respectively. Purchases from other companies noted above during 2003 aggregated less than $15 million.

        In 2001, Tyco authorized compensation arrangements to L. Dennis Kozlowski and Mark H. Swartz, the Company's Chief Financial Officer until August 2002. In connection with such arrangements, Tyco purchased executive split dollar life insurance policies for Messrs. Kozlowski and Swartz and entered into a shared ownership agreement with each of them whereby the Company agreed to pay premiums for these insurance policies for an 11-year period beginning in 2001. In 2001, amended policies were executed providing for additional Company-paid premiums. The Company is a co-beneficiary of the policies, less amounts owed to Messrs. Kozlowski and Swartz. Messrs. Kozlowski and Swartz are the beneficiaries of the cash surrender values of the policies plus the amount of any unpaid premiums. The Company's obligations under these arrangements were entered into in recognition of services rendered by these officers and were not contingent upon continuing employment. In 2001, the Company deposited $31 million into a consolidated rabbi trust to fund premiums on the policies. The Consolidated Financial Statements include charges of $27 million related to the initial awards for Mr. Kozlowski and $14 million for Mr. Swartz in 2001 and charges of $5 million for Mr. Kozlowski and $2 million for Mr. Swartz in 2002 under the policy, as amended. The Consolidated Financial Statements include charges of $6 million for Mr. Kozlowski in both 2004 and 2003. In the event the investment options within the policies do not earn specified interest amounts, Tyco has guaranteed a supplemental premium payment amount to ensure a 10% annual return on the cash surrender value, and any unpaid premiums. This liability is accreted by a charge to earnings throughout the period of the arrangements to make the specified supplemental premium payments, if any. In conjunction with Mr. Swartz's termination of employment, a lump sum payment of $25 million, which represented the present value of the annual premium amounts at his termination date for the remainder of the contractual period, was made to Mr. Swartz and in return Mr. Swartz waived Tyco's obligation to continue making premium payments. The Company has accrued $58 million and $53 million on our Consolidated Balance Sheets as of September 30, 2004 and 2003, respectively, in connection with these arrangements, of which $24 million is held in the rabbi trust as of September 30, 2004. Tyco's ability to withdraw monies from the rabbi trust for purposes other than premium payments requires Mr. Kozlowski's approval. Tyco discontinued making premium payments for Mr. Kozlowski's insurance policy as of October 1, 2002. The Company filed affirmative actions against Messrs. Kozlowski and Swartz, seeking disgorgement of all benefits under these executive life insurance policies. Pending resolution of such action against Mr. Kozlowski, premium obligations since October 2002 have been drawn down from the cash surrender value of such policy to avoid termination of such policy's death benefit.

        During 2002, Mark H. Swartz, the Company's former Chief Financial Officer, had outstanding loans from Tyco. The rate of interest charged on such loans was 2.11%. The maximum amount outstanding under these loans during 2002 was $25 million, plus accrued interest, and such loans were repaid in full prior to September 30, 2002.

        Richard J. Meelia, the President of Tyco Healthcare, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.23% and 2.06% for 2003 and 2002, respectively. The maximum amount outstanding under this loan during 2003 and 2002 was significantly less than $1 million and $2 million, respectively, and such loan was repaid in full prior to September 30, 2003.

        During 2002, Robert P. Mead, the former President of Tyco Engineered Products and Services, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%. The maximum amount outstanding under this loan during 2002 was approximately $1 million, and such loan was repaid in full prior to September 30, 2002.

        During 2002, Jerry R. Boggess, the former President of Tyco Fire and Security, had an outstanding loan under the Key Employee Loan Program. The rate of interest charged on such loan was 2.03%.

The maximum amount outstanding under this loan during 2002 was less than $1 million, and such loan was repaid in full prior to September 30, 2002.

        During the fourth quarter of 2002, the Board of Directors and new senior management adopted a policy under which no new loans are allowed to be granted to any officers of the Company and existing loans are not allowed to be extended or modified.

        Certain former Tyco directors and executive officers owned TyCom Ltd. shares or options, which were converted to Tyco shares and Tyco options upon the amalgamation of a subsidiary of Tyco with TyCom Ltd. on December 18, 2001 at the exchange ratio applicable to all holders of TyCom Ltd. shares and options.

        Stephen W. Foss was a Director of Tyco until March 6, 2003. Mr. Foss is the owner of a corporate aircraft which the Company leased from him starting in May 2001 after seeking competitive bids of which Mr. Foss's bid was considered the most competitive given anticipated usage. Tyco paid Mr. Foss, and a company of which he is president, an aggregate of $587,000 in lease payments for the Company's use of the aircraft and its pilots during 2002. These leasing arrangements were terminated as of September 30, 2002.

        Joshua M. Berman was a Director of Tyco until December 5, 2002. From March 1, 2000 through July 31, 2002, the Company engaged Mr. Berman to render legal and other services. During this period, the Company compensated Mr. Berman an annual rate of $360,000 and provided Mr. Berman with health benefits, secretarial assistance, a cell phone and electronic security services for his homes. The Company also reimbursed Mr. Berman for legal fees and expenses incurred by him in connection with matters relating to Tyco pursuant to indemnification provisions applicable to all directors of Tyco. Mr. Berman is a retired counsel to the law firm Kramer Levin Naftalis & Frankel LLP, which provided legal services to the Company during 2002.

        The Company filed civil complaints against Messrs. Kozlowski and Swartz for breach of fiduciary duty and other wrongful conduct relating to alleged abuses of our Key Employee Loan Program and relocation program, unauthorized bonuses, unauthorized payments, self-dealing transactions and other improper conduct.

        In June 2002, the Company filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty, inducing breaches of fiduciary duty and related wrongful conduct involving a $20 million payment by Tyco, $10 million of which was paid to Mr. Walsh with the balance paid to a charity of which Mr. Walsh is trustee. The payment was purportedly made for Mr. Walsh's assistance in arranging our acquisition of The CIT Group, Inc. On December 17, 2002, Mr. Walsh pleaded guilty to a felony violation of New York law in the Supreme Court of the State of New York, (New York County) and settled a civil action for violation of federal securities laws brought by the SEC in United States District Court for the Southern District of New York. Both the felony charge and the civil action were brought against Mr. Walsh based on such payment. The felony charge accused Mr. Walsh of intentionally concealing information concerning the payment from Tyco's directors and shareholders while engaged in the sale of Tyco securities in the State of New York. The SEC action alleged that Mr. Walsh knew that the registration statement covering the sale of Tyco securities as part of the CIT acquisition contained a material misrepresentation concerning fees payable in connection with the acquisition. Pursuant to the plea and settlement, Mr. Walsh paid $20 million in restitution to Tyco on December 17, 2002. Our claims against Mr. Walsh are still pending.

15.    Debt

        Debt at September 30, 2004 and 2003 is as follows(1) ($ in millions):

	2004	2003
6.0% notes due 2003	$—	$73
5.875% public notes due 2004(2)	400	400
4.375% Euro denominated notes due 2004(2)	616	573
6.375% public notes due 2005(2)	750	749
6.75% notes due 2005(2)	77	77
6.375% public notes due 2006	999	998
Variable rate unsecured revolving credit facility due 2006	—	2,000
5.8% public notes due 2006	699	697
6.125% Euro denominated public notes due 2007	738	687
6.5% notes due 2007	100	100
2.75% convertible senior debentures with a 2008 put option	2,483	3,000
6.125% public notes due 2008	399	399
8.2% notes due 2008	85	389
5.5% Euro denominated notes due 2008	842	784
6.125% public notes due 2009	398	398
Zero coupon convertible subordinated debentures due 2010	24	27
6.75% public notes due 2011	999	998
6.375% public notes due 2011	1,500	1,500
6.5% British pound denominated public notes due 2011	361	331
6.0% notes due 2013	996	—
7.0% debentures due 2013	86	86
3.125% convertible senior debentures with a 2015 put option	1,500	1,500
Zero coupon convertible senior debentures due 2020	2	2,476
Zero coupon convertible senior debentures due 2021	1	1
7.0% public notes due 2028	497	497
6.875% public notes due 2029	789	789
6.5% British pound denominated public notes due 2031	514	470
Other(2)	878	966

Total debt	16,733	20,965
Less current portion	2,116	2,714

Long-term debt	$14,617	$18,251

(1)
Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2)
These notes, plus $273 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2004.

        In November 2003, Tyco International Group S.A. ("TIGSA") issued $1.0 billion 6.0% notes due 2013 in a private placement offering. The notes are fully and unconditionally guaranteed by Tyco. The net proceeds of approximately $988 million were used to repay a portion of the $2.0 billion outstanding under the 5-year revolving credit facility due 2006. These notes were subsequently exchanged for registered notes with substantially identical terms in an exchange offer that expired on May 3, 2004.

        In November 2003, holders of principal amount at maturity of $3,197 million of zero coupon convertible senior debentures due 2020 notified Tyco that they had exercised their option to require Tyco to repurchase their debentures at a price of $775.66 per $1,000 principal at maturity, representing the accreted value of the debentures on that date. On November 18, 2003, Tyco repurchased these debentures for cash of $2,480 million.

        In December 2003, TIGSA entered into a $1.0 billion 364-day revolving bank credit facility, which includes a one year term-out option, and a $1.5 billion 3-year revolving bank credit facility. These facilities have variable interest rate based on LIBOR. The margin over LIBOR payable by TIGSA can vary based on changes in its credit rating. These new facilities replaced the $1.5 billion undrawn 364-day revolving credit facility, which had been due to expire in January 2004, and the $2.0 billion drawn 5-year revolving credit facility, which had been due to expire in February 2006. As of September 30, 2004, there were no outstanding borrowings under either facility. The $1.0 billion 364-day revolving credit facility expires on December 20, 2004, and the Company expects that the facility will be replaced by a $1.0 billion 5-year revolving credit facility prior to its expiration. The $1.5 billion 3-year revolving credit facility expires on December 22, 2006.

        In June 2004, TIGSA entered into a $500 million 3-year unsecured letter of credit facility. The facility provides for the issuance of letters of credit, supported by a related line of credit facility. TIGSA may only borrow under the line of credit agreement to reimburse the bank for obligations with respect to letters of credit issued under this facility. The covenants under this facility are substantially similar to TIGSA's bank credit facilities entered into during December 2003 and the indenture related to TIGSA's 6.0% notes due 2013 issued in November 2003. TIGSA would pay interest on any outstanding borrowings at a variable interest rate, based on the bank's base rate or the Eurodollar rate, as defined. Upon the occurrence of certain credit events, the interest rate on the outstanding borrowings becomes fixed. The issuance of letters of credit under this facility during 2004 enabled the release of approximately $480 million of restricted cash and investments. As of September 30, 2004 there are no outstanding borrowings under this facility.

        In June 2004, the Company purchased $303 million of its 8.2% notes due 2008 for cash of $341 million, which resulted in a $38 million loss, including unamortized debt issuance costs, on the retirement of debt.

        In the fourth quarter of 2004, the Company repurchased $517 million of its outstanding 2.75% convertible senior debentures with a 2008 put option. The total purchase price paid was $750 million and the repurchase resulted in a $241 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs.

        The Company's bank credit agreements contain a number of financial covenants, such as a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization and minimum levels of net worth, and other covenants that limit the Company's ability to pledge assets and to make substantial payments in connection with its capital shares. At September 30, 2004, the Company had three synthetic lease facilities, of which one has since expired on December 10, 2004, with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        The fair value of debt was approximately $19,392 million (book value of $16,733 million) and $21,652 million (book value of $20,965 million) at September 30, 2004 and 2003, respectively, based on discounted cash flow analyses using current market interest rates.

        The aggregate amounts of total debt maturing during the next five years are as follows (in millions): $2,116 in 2005, $2,026 in 2006, $764 in 2007, $2,608 in 2008, $1,648 in 2009 and $7,571 thereafter.

        The weighted-average rate of interest on total debt was 5.4% and 4.9% at September 30, 2004 and 2003, respectively. The weighted-average rate of interest on all variable debt was 6.2% and 5.9% at September 30, 2004 and 2003, respectively. The impact of the Company's interest rate swap agreements on reported interest expense was a reduction of $66 million, zero and $116 million and for 2004, 2003 and 2002, respectively.

16.    Guarantees

        Certain of the Company's business segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from 2005 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on the Company's financial position, results of operations or cash flows.

        In disposing of assets or businesses, the Company often provides representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, annual results of operations or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 18 for a discussion of these liabilities.

        The Company has guaranteed the fair value of certain vessels not to exceed $235 million, and as of September 30, 2004 expects the obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on its estimate of the fair value of the vessels (see Note 18).

        As a result of exiting certain facilities as part of restructuring and acquisition plans, or otherwise, the Company continues to lease certain properties which it has vacated but has sub-let to third parties. In the event the third parties vacate the premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by sub-lessors is not material, individually and in the aggregate, to the Company's financial position, results of operations or cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 1.

        Following is a roll forward of the Company's warranty accrual for the year ended September 30, 2004 ($ in millions):

Balance at September 30, 2003	$378
Accruals for warranties issued during the year	45
Changes in estimates related to pre-existing warranties	5
Settlements made	(140)
Foreign currency translation	4

Balance at September 30, 2004	$292

        Settlements made include spending of $78 million by Engineered Products and Services in connection with a Voluntary Replacement Program ("VRP") associated with the acquisition of Central Sprinkler. The VRP was initiated in 2001 and relates to the recall of certain Model GB fire sprinkler heads which were originally manufactured by Central Sprinkler. Identification and investigation of problems with the sprinkler heads commenced prior to Tyco's acquisition. All affected sprinkler heads are replaced over a 5-7 year period free of charge to property owners.

17.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, long-term investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, long-term investments, accounts payable and derivative financial instruments approximated book value at September 30, 2004 and 2003. See Note 15 for the fair value estimates of debt.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value, and changes in a derivative's fair value are recognized currently in earnings unless specific hedge criteria are met.

Interest Rate Exposures

        The Company enters into interest rate swap agreements to manage its exposure to interest rate risk. Under these agreements, the Company receives fixed rates of interest ranging from 6% to 6.75% and pays floating rates of interest based on six month LIBOR. At September 30, 2004, the Company had interest rate swaps in a net gain position of $53 million designated as fair value hedges with expiration dates in 2011 and 2013. The mark-to-market effects of both the interest rate swap agreements and the underlying debt obligations were recorded in interest expense and are directly offsetting to the extent the hedges are effective. As a result, the impact on income due to ineffectiveness was not significant.

Foreign Currency Exposures

        The Company hedges its net investment in certain foreign operations. Included in the cumulative translation adjustment component of other comprehensive income was a net loss of $194 ($142 after tax) at September 30, 2004.

        The Company uses forward agreements to hedge its exposure to foreign currency exchange rates on raw material purchases. These forward agreements are designated as cash flow hedges. Gains and losses resulting from these hedges, the amounts of which are not material in any period presented, are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings and recorded as an adjustment to cost of sales when the underlying transaction impacts earnings.

        Tyco uses various options, swaps, cross-currency swaps and forwards not designated as hedging instruments, to manage foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loan balances and forecast transactions denominated in certain foreign currencies. At September 30, 2004, the Company had recorded net assets of $78 million related to these transactions.

18.    Commitments and Contingencies

        The Company has facility, vehicle and equipment leases that expire at various dates through the year 2050. Rental expense under these leases and leases for equipment was $790 million, $848 million and $837 million for 2004, 2003 and 2002, respectively. At September 30, 2004, the minimum lease payment obligations under non-cancelable operating leases were as follows: $658 million in 2005, $529 million in 2006, $377 million in 2007, $273 million in 2008, $212 million in 2009 and an aggregate of $862 million in years 2010 through 2050. These payments include obligations under an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, a subsidiary of the Company has the option to buy these vessels for approximately $280 million, or return the vessels to the lessor and, under a residual guarantee, pay any shortfall in sales proceeds to the lessor from a third party in an amount not to exceed $235 million. As of September 30, 2004, the Company expects this obligation to be $54 million, which is recorded in the accompanying Consolidated Balance Sheets, based on an estimate of the fair value of the vessels performed by management with the assistance of a third-party valuation. During 2004, 2003 and 2002, the Company incurred expenses of $14 million, $11 million and $2 million, respectively, related to this expected obligation.

        At September 30, 2004, the Company had a contingent liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. No provision has been made in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        As a result of actions taken by the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, former members of our Board of Directors and the Company's current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company's current and former employees, some members of the Company's former senior corporate management and some former members of the Company's Board of Directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of the Company's former senior corporate management are subject to a SEC inquiry, and some members of the Company's former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company is unable at this time to estimate what its ultimate liability in these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigation

        The Company and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the Department of Labor and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices for the ADT dealer connect fees. As previously reported in the Company's periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of the Company's benefit plans. The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

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

After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $29.5 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is scheduled to be completed by February 28, 2005. The Court of Appeals has not yet scheduled oral argument for the appeal. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's Consolidated Financial Statements with respect to this damage award.

        Masimo Corporation v. Tyco Healthcare Group LP ("Tyco Healthcare") and Mallinckrodt, Inc. is a separate lawsuit also pending in the United States District Court for the Central District of California. Tyco Healthcare and Mallinckrodt are subsidiaries of Tyco. In this lawsuit, Masimo alleges violations of antitrust laws against Tyco Healthcare and Mallinckrodt in the markets for pulse oximeter products. Masimo alleges that Tyco Healthcare and Mallinckrodt used their market position to prevent hospitals from purchasing Masimo's pulse oximetry products. Masimo seeks injunctive relief and monetary damages, including treble damages. Trial is scheduled to begin on February 22, 2005. At this time, Tyco cannot predict the outcome of the antitrust case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. It is possible that Tyco will be required to pay an award of damages in the antitrust lawsuit.

        Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. The district court will also consider during post trial proceedings what pre-judgment interest, if any, should be awarded, and whether Applied Medical is entitled to an award of attorneys' fees. After the proceedings are completed at the district court, U.S. Surgical will appeal the damages award and the willfulness finding to the court of appeals. Tyco has recorded a liability related to this matter, and does not expect to incur material losses beyond what has already been accrued.

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

Environmental

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of September 30, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $167 million to $443 million. As of September 30, 2004, Tyco concluded that the best estimate within this range is approximately $265 million, of which $42 million is included in accrued and other current liabilities and $223 million is included in other liabilities on our Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $265 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos

        Like many other companies, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. Consistent with the national trend of increased asbestos-related litigation, the Company has observed an increase in the number of these lawsuits in the past several years. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. A limited number of the cases allege premises liability, based on claims that individuals were exposed to asbestos while on a subsidiary's property. A majority of the cases involve product liability claims, based principally on allegations of past distribution of heat-resistant industrial products incorporating asbestos or the past distribution of industrial valves that incorporated asbestos-containing gaskets or packing. Each case typically names between dozens to hundreds of corporate defendants.

        Tyco's involvement in asbestos cases has been limited because its subsidiaries did not mine or produce asbestos. Furthermore, in the Company's experience, a large percentage of these claims were never substantiated and have been dismissed by the courts. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of September 30, 2004, there were approximately 14,500 asbestos liability cases pending against us and our subsidiaries.

        The Company believes that it and its subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. The Company believes that it has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on the Company's historical experience in asbestos litigation and an analysis of the Company's current cases, the Company believes that it has adequate amounts recorded for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, the Company believes that the final outcome of all known and anticipated future claims, after taking into account its substantial indemnification rights and insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

        As new internal controls and procedures are implemented, any reported allegations or violations of the Company's guide to ethical conduct are investigated and appropriate disciplinary and remedial measures are taken. An allegation was brought to the Company's attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, the Company conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. The Company has taken remedial steps and have reported the results of its investigation to the Department of Justice and the SEC and are cooperating with their inquiry. The Company does not believe this matter will have a material adverse effect on the Company's financial position, results of operations or cash flows.

19.    Retirement Plans

        Defined Benefit Pension Plans—The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The following tables exclude amounts related to discontinued operations for all periods presented. The Company uses a September 30 measurement date for all of its pension plans.

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the years ended September 30, 2004, 2003 and 2002 is as follows ($ in millions):

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Service cost	$26	$25	$19	$103	$85	$69
Interest cost	129	131	134	123	101	88
Expected return on plan assets	(114)	(99)	(123)	(86)	(75)	(82)
Amortization of initial net (asset) obligation	(1)	(1)	(1)	—	1	—
Amortization of prior service cost	3	3	1	1	1	1
Amortization of net actuarial loss	47	39	9	52	43	15
Curtailment/settlement loss and special termination benefits	3	10	3	5	10	—

Net periodic benefit cost	$93	$108	$42	$198	$166	$91

Weighted-average assumptions used to determine net pension cost during the period:
Discount rate	6.00%	6.75%	7.50%	4.85%	5.09%	5.71%
Expected return on plan assets	8.00%	8.49%	8.74%	6.29%	6.89%	7.37%
Rate of compensation increase	4.30%	4.27%	4.60%	3.42%	3.49%	3.74%

        The following table represents the changes in benefit obligations, plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at September 30, 2004 and 2003 ($ in millions):

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligation at beginning of year	$2,244	$2,048	$2,414	$1,938
Service cost	26	26	103	85
Interest cost	129	131	123	101
Employee contributions	—	—	11	11
Plan amendments	1	1	—	1
Actuarial (gain) loss	(20)	221	44	160
Benefits and administrative expenses paid	(142)	(153)	(79)	(71)
Acquisitions	—	—	3	18
Plan settlements, curtailments and special termination benefits	(15)	(30)	(20)	(28)
Currency translation	—	—	172	199

Benefit obligation at end of year	$2,223	$2,244	$2,771	$2,414

Change in plan assets:
Fair value of plan assets at beginning of year	$1,504	$1,254	$1,263	$1,040
Actual return on plan assets	130	183	137	119
Employer contributions	510	249	186	93
Employee contributions	—	—	11	11
Acquisitions	—	—	—	5
Plan settlements, curtailments and special termination benefits	(9)	(29)	(24)	(32)
Benefits and administrative expenses paid	(142)	(153)	(79)	(71)
Currency translation	—	—	97	98

Fair value of plan assets at end of year	$1,993	$1,504	$1,591	$1,263

Funded status	$(230)	$(740)	$(1,180)	$(1,151)
Unrecognized net actuarial loss	660	751	858	859
Unrecognized prior service cost	26	29	4	5
Unrecognized transition asset	—	(1)	(6)	(6)

Net amount recognized	$456	$39	$(324)	$(293)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid benefit cost	$4	$4	$99	$27
Accrued benefit liability	(224)	(712)	(915)	(852)
Intangible asset	16	21	5	7
Accumulated other comprehensive income	660	726	487	525

Net amount recognized	$456	$39	$(324)	$(293)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	6.00%	6.00%	4.90%	4.85%
Rate of compensation increase	4.25%	4.30%	3.61%	3.42%

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by its external advisors.

        The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a superior return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 57% to equity securities, 32% to debt securities and 11% to other asset classes, including real estate and cash equivalents.

        Pension plans have the following weighted-average asset allocations at September 30, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Asset Category:
Equity securities	54%	55%	57%	59%
Debt securities	35%	44%	32%	33%
Real estate	—	—	3%	2%
Cash and cash equivalents	11%	1%	8%	6%

Total	100%	100%	100%	100%

        The Company made significant voluntary contributions on September 30, 2004 that were held in cash and cash equivalents on that date, which increased the cash and cash equivalent asset allocation percentage to 11% for the U.S. plans at September 30, 2004.

        Although the Company does not buy or sell any of its own stock as a direct investment for its pension funds, due to external investment management of the funds, the plans may indirectly hold Tyco stock. The aggregate amount of the shares would not be considered material relative to the total fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that at a minimum it will make the minimum required contributions to its pension plans in 2005 of $9 million for the U.S. plans and $185 million for non-U.S. plans.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

	U.S. Plans	Non-U.S. Plans
2005	$142	$76
2006	131	78
2007	136	85
2008	141	99
2009	144	103
2010–2014	778	641

        The accumulated benefit obligation for all U.S. plans as of September 30, 2004 and 2003 was $2,210 and $2,208, respectively. The accumulated benefit obligation for all non-U.S. plans as of September 30, 2004 and 2003 was $2,361 and $2,046, respectively.

        The accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,201 million and $1,984 million, respectively, at September 30, 2004 and $2,201 million and $1,496 million, respectively, at September 30, 2003.

        The accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,214 million and $1,346 million, respectively, at September 30, 2004 and $1,936 million and $1,134 million, respectively, at September 30, 2003.

        The Company also participates in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was $13 million, $14 million and $10 million in 2004, 2003 and 2002, respectively.

        Executive Retirement Arrangements—Messrs. Kozlowski and Swartz participated in individual Executive Retirement Arrangements maintained by Tyco (the "ERA"). Under the ERA, Messrs. Kozlowski and Swartz would have fixed lifetime benefits commencing at their normal retirement age of 65. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2004 were $58 million and $30 million, respectively. The Company's accrued benefit obligations for Messrs. Kozlowski and Swartz as of September 30, 2003 were $54 million and $28 million, respectively. Retirement benefits are available at earlier ages and alternative forms of benefits can be elected. Any such variations would be actuarially equivalent to the fixed lifetime benefit starting at age 65. Amounts owed to Messrs. Kozlowski and Swartz under the ERA are in dispute by the Company. For further information, see Note 14.

        Defined Contribution Retirement Plans—The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $152 million, $184 million and $180 million for 2004, 2003 and 2002, respectively. The Company also maintains an unfunded Supplemental Executive Retirement Plan ("SERP"). This plan is nonqualified and restores the employer match that certain employees lose due to IRS limits on eligible compensation under the defined contribution plans. Expense related to the SERP was $3 million, $4 million and $16 million in 2004, 2003 and 2002, respectively.

        Deferred Compensation Plans—The Company has nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation expense was $15 million, $17 million and $16 million in 2004, 2003 and 2002, respectively. Total deferred compensation liabilities were $158 million, $189 million and $182 million at September 30, 2004, 2003 and 2002, respectively.

        Rabbi Trust—The Company has established a rabbi trust to fund deferred compensation and SERP liabilities that is currently funded primarily through corporate-owned life insurance policies. The rabbi trust assets, which are consolidated, are available to pay plan benefits and are subject to the claims of the Company's creditors in the event of the Company's insolvency. The cash surrender value of these policies, net of outstanding loans, included in other noncurrent assets on the Consolidated Balance Sheets were $210 million, $232 million and $316 million at September 30, 2004, 2003 and 2002, respectively. At the September 30, 2004, the rabbi trust also held $32 million of cash. The employees are general creditors of the Company with respect to these benefits.

        Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide on-going eligibility for such benefits. The following tables exclude amounts related to discontinued operations for all periods presented. The Company uses a September 30 measurement date for all of its postretirement benefit plans.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Net periodic postretirement benefit cost for the years ended September 30, 2004, 2003 and 2002 is as follows ($ in millions):

	2004	2003	2002
Service cost	$2	$2	$2
Interest cost	21	23	22
Amortization of prior service credit	(5)	(3)	(4)
Amortization of net actuarial loss	8	7	—
Curtailment/Settlement gain	(3)	(2)	—

Net periodic postretirement benefit cost	$23	$27	$20

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	5.52%	6.75%	7.50%
Rate of compensation increase	4.25%	4.25%	4.60%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at September 30, 2004 and 2003, are as follows ($ in millions):

	2004	2003
Change in benefit obligations:
Benefit obligation at beginning of year	$398	$355
Service cost	2	2
Interest cost	21	24
Plan amendments	(3)	(14)
Actuarial loss	—	71
Benefits paid	(29)	(36)
Plan curtailments	(1)	(5)
Currency translation	1	1

Benefit obligation at end of year	$389	$398

Change in plan assets:
Fair value of assets at beginning of year	$5	$5
Employer contributions	28	36
Benefits paid	(29)	(36)
Actual return on plan assets	1	—

Fair value of plan assets at end of year	$5	$5

Funded status	$(384)	$(393)
Unrecognized net loss	102	110
Unrecognized prior service cost	(32)	(36)

Accrued postretirement benefit cost	$(314)	$(319)

Weighted-average assumptions used to determine postretirement benefit obligations at year end:
Discount rate	5.52%	5.52%
Rate of compensation increase	4.25%	4.25%

        The Company expects to make contributions to its postretirement benefit plans of $33 million in 2005.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

2005	$34
2006	33
2007	33
2008	31
2009	29
2010–2014	143

        For measurement purposes, for the years ended September 30, 2004 and 2003, a 12.71% and 11.55% composite annual rate of increase in the per capita cost of covered health care benefits was assumed, respectively. At September 30, 2003, the rate was assumed to decrease gradually to 5.00% by the year 2011 and remain at that level thereafter. At September 30, 2004, the composite annual rate of increase in health care benefit costs was assumed to decrease gradually to 5.00% by the year 2013 and remain at that level thereafter. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects ($ in millions):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	25	(22)

20.    Shareholders' Equity

        Preference Shares—Tyco has authorized 125,000,000 preference shares, par value of $1 per share, at September 30, 2004 and 2003, of which none and one such share, respectively, was issued and outstanding. The one preference share was designated a special voting preference share in connection with the purchase of CIT in June 2001. This preference share provided a mechanism by which the holders of outstanding exchangeable shares exercised their voting, dividend and liquidation rights, which were equivalent to those of Tyco common shareholders, except that each exchangeable share was equivalent to 0.6907 of a Tyco common share. In connection with the IPO of CIT, the exchangeable shares were redeemed effective July 5, 2002 through the issuance of 3,243,322 Tyco common shares. As a result, no one was entitled to exercise the rights attaching to the preference share.

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

        Shares Owned by Subsidiaries—Shares owned by subsidiaries are treated as treasury shares and are recorded at cost.

21.    Share Plans

        As of January 1, 2004, the Tyco International Ltd. 2004 Stock and Incentive Plan (the "2004 Plan") became effective due to affirmative vote of a majority of the common shares represented in person or by proxy at the 2004 Annual General Meeting. The 2004 Plan replaces the Tyco International Ltd. Long Term Incentive Plan, as amended as of May 12, 1999 (the "LTIP I Plan"), the Tyco International Ltd. Long Term Incentive Plan II (the "LTIP II Plan"), as well as Tyco International Ltd. 1994 Restricted Stock Ownership Plan for Key Employees (the "1994 Plan") for all awards effective on and after March 25, 2004. The 2004 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards").

        The 2004 Plan provides for a maximum of 160 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2004 Plan. In addition, any common shares that have been approved by the Company's shareholders for issuance under the 1994 Plan and the LTIP Plans but which have not been awarded thereunder as of January 1, 2004, reduced by the number of common shares related to Awards made under the LTIP Plans between January 1, 2004 and the date the 2004 Plan was approved by shareholders, (or which have been awarded but will not be issued, owing to expiration, forfeiture, cancellation, return to the Company or settlement in cash in lieu of common shares on or after January 1, 2004) and which are no longer available for any reason (including the termination of the 1994 Plan or the LTIP Plans) will also be available for issuance under the 2004 Plan. When common shares are issued pursuant to a grant of restricted stock, restricted units, deferred stock units, promissory stock, performance units or as payment of an annual performance bonus or other stock-based award, the total number of common shares remaining available for grant will be decreased by a margin of at least 1.8 per common share issued. At September 30, 2004, there were approximately 185 million shares available for future grant under the 2004 Plan (including shares available under both the LTIP I and LTIP II Plans which are now assumable under the 2004 Plan).

        The 1994 Plan provided for the issuance of restricted stock grants to officers and non-officer employees. The number of shares available for issuance under the 1994 Plan was reduced to 999,524 in October 2002, but was automatically increased by 10 million shares, or 0.5% of the total common shares outstanding on October 1, 2003, in accordance with the terms of the plan. However, upon effectiveness of the 2004 Plan, the automatic increase in shares available for issuance under the 1994 Plan did not occur on October 1, 2004 and will not occur in the future.

        The LTIP I Plan reserved common shares for issuance to Tyco's directors, executives and managers as share options. This plan is administered by the Compensation Committee of the Board of Directors of the Company, which consists exclusively of independent directors of the Company. Tyco has reserved 140 million common shares for issuance under the LTIP I Plan. At September 30, 2004, there were approximately 28 million shares originally reserved for issuance under this plan but now available for future grant under the 2004 Plan.

        The LTIP II Plan was a broad-based option plan for non-officer employees. Tyco has reserved 100 million common shares for issuance under the LTIP II Plan. The terms and conditions of this plan are similar to the LTIP I Plan. At September 30, 2004, there were approximately 18 million shares originally reserved for issuance under this plan but now available for future grant under the 2004 Plan.

        Restricted Shares—Common shares are awarded subject to certain restrictions. Conditions of vesting are determined at the time of grant. The 2004 Plan indicates that, unless otherwise stated, the stock will vest in equal annual installments over a period of four years. However, the majority of Tyco's restricted share grants cliff vest after three years. All restrictions on the stock will lapse upon normal retirement, death or disability of the employee.

        For grants which vest based on certain specified performance criteria, the fair market value of the shares at the date of vesting is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the shares at the time of the grant is amortized (net of income tax benefit) to expense over the period of vesting. Unamortized compensation expense is recorded as a reduction of shareholders' equity. Recipients of all restricted shares have the right to vote such shares and receive dividends. Income tax benefits resulting from the vesting of restricted shares, including a deduction for the excess, if any, of the fair market value of restricted shares at the time of vesting over their fair market value at the time of the grants and from the payment of dividends on unvested shares, are credited to contributed surplus.

        At September 30, 2004, 19 million shares had been granted, of which 3 million were granted under the 2004 Plan and 16 million were granted under the 1994 Plan.

        Share Options—Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. The 2004 Plan indicates that, unless otherwise stated, the options will become exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant. However, the majority of Tyco's stock option grants vest in equal annual installments over three years. Options assumed as part of business combination transactions are administered under Tyco's plan but do not reduce the available shares and retain all the rights, terms and conditions of the respective plans under which they were originally granted.

        At September 30, 2004, approximately 372 million share options had been granted, of which 230 million, 124 million and 18 million were granted under the LTIP I, LTIP II and 2004 Plans, respectively.

        Share option activity for all Tyco plans from September 30, 2001 to September 30, 2004 is as follows:

	Outstanding	Weighted-Average Exercise Price
At September 30, 2001	120,247,037	$39.44
Assumed from acquisition	10,794,826	83.02
Granted	60,012,080	29.79
Exercised	(8,159,841)	22.88
Canceled	(29,260,509)	45.81

At September 30, 2002	153,633,593	37.80
Granted	26,937,609	14.80
Exercised	(1,460,513)	10.13
Canceled	(30,470,736)	46.38

At September 30, 2003	148,639,953	32.28
Granted	18,449,148	28.15
Exercised	(8,304,564)	18.62
Canceled	(16,457,232)	37.43

At September 30, 2004	142,327,305	31.96

        The following table summarizes information about outstanding and exercisable Tyco options at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life—Years	Number	Weighted-Average Exercise Price
$0.00 to $10.00	8,335,403	$9.68	6.9	4,818,736	$9.44
10.04 to 19.97	27,824,963	15.07	7.6	11,854,327	15.63
20.01 to 30.00	43,641,569	25.60	7.3	20,234,586	24.38
30.16 to 40.00	15,393,130	35.41	4.7	14,355,380	35.49
40.06 to 50.00	29,462,535	44.93	5.9	20,457,787	45.02
50.05 to 60.00	14,483,921	52.68	5.5	14,482,421	52.68
60.11 to 142.42	3,185,784	94.18	5.5	3,185,784	94.18

Total	142,327,305	31.96	6.6	89,389,021	36.00

        On the dates of grant using the Black-Scholes option-pricing model and assumptions set forth below, the estimated weighted-average fair value of Tyco options granted during 2004, 2003 and 2002 was $10.69, $6.34, and $14.31, respectively.

        The following weighted-average assumptions were used for the years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002
Expected stock price volatility	47%	64%	52%
Risk free interest rate	2.56%	2.48%	4.03%
Expected annual dividend per share	$0.05	$0.05	$0.05
Expected life of options (years)	3.9	4.3	5.0

        Deferred Stock Units—Deferred Stock Units ("DSU's") are notional units that are tied to the value of Tyco common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair market value of the DSU's at the time of the grant is amortized to expense over the period of vesting. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholders' equity. Recipients of DSU's do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividends in the form of additional DSU's. Conditions of vesting are determined at the time of grant. The 2004 Plan indicates that, unless otherwise stated, the DSU's will vest in equal annual installments over four years. However, the majority of Tyco's DSU grants vest in equal annual installments over three years.

        The Company has granted 2 million DSU's, all of which were outstanding at September 30, 2004.

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

        The Company also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. Under one plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. As of September 30, 2004, there were approximately 3 million options outstanding and 7 million shares available for future issuance under this plan. All shares purchased under the other plan are purchased on the open market.

         The total compensation cost for all stock-based compensation awards was $42 million, $43 million and $90 million for 2004, 2003 and 2002, respectively. Additionally, contributed surplus includes $115 and $46 million of unamortized compensation expense for 2004 and 2003, respectively.

22.    Comprehensive Income (Loss)

        The components of accumulated other comprehensive (loss) income are as follows ($ in millions):

	Currency Translation	Unrealized (Loss) Gain on Securities(1)	Unrealized (Loss) Gain on Derivative Financial Instruments	Minimum Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 2001	$(1,003)	$(79)	$(66)	$(279)	$(1,427)
Pretax current period change	159	77	2	(612)	(374)
Income tax (expense) benefit	—	(3)	—	206	203
Discontinued operations, net of income taxes	(54)	—	63	—	9

Balance at September 30, 2002	(898)	(5)	(1)	(685)	(1,589)
Pretax current period change	1,413	4	3	(206)	1,214
Income tax (expense) benefit	—	(2)	—	71	69
Discontinued operations, net of income taxes	33	—	—	—	33

Balance at September 30, 2003	548	(3)	2	(820)	(273)
Pretax current period change	679	4	(5)	104	782
Income tax (expense) benefit	—	(1)	1	(18)	(18)
Discontinued operations, net of income taxes	25	—	—	—	25

Balance at September 30, 2004	$1,252	$—	$(2)	$(734)	$516

(1)
The years ended September 30, 2004 and 2002 include a reclassification of unrealized losses for $4 million (no tax impact) and $113 million ($101 million after-tax), respectively, related to the other than temporary impairment of investments.

23.    Consolidated Segment and Geographic Data

       The Company's segments are strategic business units that operate in different industries and are managed separately. Certain corporate expenses were allocated to each operating segment's operating income, based generally on net revenues.

        The Company operates in the following business segments:

  •
  Fire and Security designs, manufactures, installs, monitors and services electronic security and fire protection systems.

  •
  Electronics designs, manufactures and distributes electrical and electronic components.

  •
  Healthcare designs, manufactures and distributes medical devices and supplies, imaging agents, pharmaceuticals and adult incontinence and infant care products.

  •
  Engineered Products and Services designs, manufactures, distributes and services engineered products, including industrial valves and controls as well as steel tubular goods, and provides environmental and other industrial consulting services.

  •
  Plastics and Adhesives designs, manufactures and distributes plastic products, adhesives and films.

        During 2004, Tyco's Precision Interconnect business was transferred from Healthcare to Electronics. During 2003, the Company finalized its plan to sell the TGN and, as a result, reorganized its reporting structure such that the results of the TGN business held for sale are presented within Corporate and Other. Also, during 2003, the Company changed its internal reporting structure such that the operations of Tyco's plastics and adhesives businesses (previously reported within Healthcare and Specialty Products) now comprise the Plastics and Adhesives reportable segment. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect these changes. Additionally, the segment and geographic data has been reclassified to exclude the results of discontinued operations.

        Selected information by business segment is presented in the following tables for the years ended September 30, 2004, 2003 and 2002 ($ in millions).

	2004	2003	2002
Net Revenue:
Fire and Security	$11,447	$10,832	$10,205
Electronics	11,822	10,492	10,592
Healthcare	9,110	8,420	7,764
Engineered Products and Services(1)	6,007	4,498	4,533
Plastics and Adhesives	1,742	1,731	1,722
Corporate and Other(2)	25	14	8

Net revenue	$40,153	$35,987	$34,824

(1)
Includes $739 million in 2004 to reflect sub-contract costs in net revenue and cost of revenue at Infrastructure Services. These adjustments had no impact on operating income (See Note 1).

(2)
Revenue relates to the TGN business held for sale.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2003	2002
Operating income (loss):
Fire and Security	$899	$342	$900
Electronics	1,749	1,241	(1,142)
Healthcare	2,365	2,104	1,833
Engineered Products and Services	620	362	251
Plastics and Adhesives	69	171	196
Corporate and Other(1)	(385)	(1,161)	(3,510)

	$5,317	$3,059	$(1,472)

(1)
Includes operating loss of $73 million, $760 million and $3,090 million in 2004, 2003 and 2002, respectively, related to the TGN business held for sale.

        Revenue by groups of products within Tyco's segments for the years ended September 30, 2004, 2003 and 2002 is as follows ($ in millions):

	2004	2003	2002
Revenue by Groups of Products:
Electronic Security Services	$6,760	$6,345	$5,975
Fire Protection Contracting and Services	4,687	4,487	4,230

Fire and Security	11,447	10,832	10,205
Electronic Components	9,476	8,244	7,717
Wireless	835	771	812
Electrical Contracting Services	353	370	346
Power Systems	492	568	623
Printed Circuit Group	460	403	416
Submarine Telecommunications	206	136	678

Electronics	11,822	10,492	10,592
Medical Devices & Supplies	7,124	6,543	6,117
Retail	912	904	763
Pharmaceuticals	1,074	973	884

Healthcare	9,110	8,420	7,764
Flow Control and Fire Products	3,037	2,717	2,789
Electrical and Metal Products	1,545	1,163	1,258
Infrastructure Services(1)	1,425	618	486

Engineered Products and Services	6,007	4,498	4,533
Plastics	965	917	871
A&E Products	251	296	322
Adhesives	263	260	271
Ludlow Coated Products	263	258	258

Plastics and Adhesives	1,742	1,731	1,722
Corporate and Other(2)	25	14	8

Net revenue	$40,153	$35,987	$34,824

(1)
Includes $739 million in 2004 to reflect sub-contract costs in net revenue and cost of revenue at Infrastructure Services. These adjustments had no impact on operating income (See Note 1).

(2)
Revenue relates to the TGN business held for sale.

        Total assets by segment at September 30, 2004, 2003 and 2002 are as follows ($ in millions):

	2004	2003	2002
Total assets:
Fire and Security	$18,199	$18,626	$19,525
Electronics	18,536	17,100	17,647
Healthcare	13,190	13,069	13,173
Engineered Products and Services	7,124	6,931	6,480
Plastics and Adhesives	1,543	1,602	1,668
Corporate and Other(1)	4,460	5,180	6,518
Assets held for sale	615	489	489

	$63,667	$62,997	$65,500

(1)
Includes total assets (excluding cash which is not held for sale) for the TGN business held for sale of $48 million and $642 million at September 30, 2003 and 2002, respectively.

        Depreciation and amortization and capital expenditures, net by segment for the years ended September 30, 2004, 2003 and 2002 are as follows ($ in millions):

	2004	2003	2002
Depreciation and amortization:
Fire and Security	$1,132	$1,199	$1,044
Electronics	540	484	520
Healthcare	327	310	308
Engineered Products and Services	116	103	122
Plastics and Adhesives	57	41	38
Corporate and Other(1)	4	46	41

	$2,176	$2,183	$2,073

(1)
Includes depreciation for the TGN business held for sale totaling zero, $37 million and $29 million in 2004, 2003 and 2002, respectively.

	2004	2003	2002
Capital expenditures, net:
Fire and Security	$335	$509	$819
Electronics	370	404	457
Healthcare	239	191	268
Engineered Products and Services	45	46	80
Plastics and Adhesives	28	19	30
Corporate and Other(1)	(2)	105	1,169

	$1,015	$1,274	$2,823

(1)
Includes capital expenditures of zero, $113 million and $1,146 million related to the TGN business held for sale in 2004, 2003 and 2002, respectively.

        Net revenue by geographic area for the years ended September 30, 2004, 2003 and 2002 is as follows ($ in millions):

	2004	2003	2002
Net revenue:
United States	$21,156	$19,822	$20,292
Other Americas	2,169	1,844	2,007
Europe	11,018	9,366	8,026
Asia—Pacific	5,810	4,955	4,499

Net revenue(1)	$40,153	$35,987	$34,824

(1)
Revenue from external customers are attributed to individual countries based on the reporting entity that records the transaction.

        Long-lived assets by geographic area at September 30, 2004, 2003 and 2002 are as follows ($ in millions):

	2004	2003	2002
Long-lived assets(1):
United States	$6,597	$7,047	$7,362
Other Americas	652	716	298
Europe	2,312	2,337	1,956
Asia—Pacific	962	897	806
Corporate and Other(2)	303	298	1,041

	$10,826	$11,295	$11,463

(1)
Long-lived assets are comprised primarily of property, plant and equipment and exclude goodwill and other intangible assets.

(2)
Includes long-lived assets for the TGN business held for sale of $24 million, $11 million and $586 million at September 30, 2004, 2003, and 2002, respectively.

24.    Supplementary Income Statement Information

       Selected supplementary income statement information for the years ended September 30, 2004, 2003 and 2002 are as follows ($ in millions):

	2004	2003	2002
Company-sponsored research and development	$784	$667	$633
Advertising	$237	$186	$180

25.    Supplementary Balance Sheet Information

       Selected supplementary balance sheet information at September 30, 2004 and 2003 are as follows ($ in millions):

	2004	2003
Purchased materials and manufactured parts	$1,193	$1,076
Work in process	973	925
Finished goods	2,199	2,231

Inventories	$4,365	$4,232

Land	$555	$553
Buildings	2,807	2,780
Subscriber systems	4,940	4,929
Machinery and equipment	10,032	10,018
Leasehold improvements	365	359
Construction in progress	663	546
Accumulated depreciation	(9,727)	(9,007)

Property, plant and equipment, net	$9,635	$10,178

Accrued payroll and payroll related costs	$997	$862

Deferred revenue—non-current portion	$1,101	$1,192
Income taxes	2,432	2,466
Other	4,005	3,784

Other liabilities	$7,538	$7,442

26.    Summarized Quarterly Financial Data (Unaudited)

       Summarized quarterly financial data for the years ended September 30, 2004 and 2003 is as follows ($ in millions, except per share data):

	2004
	1st Qtr.(1)(2)	2nd Qtr.(3)	3rd Qtr.(4)	4th Qtr.(5)
Net revenue	$9,665	$9,821	$10,225	$10,442
Gross profit	3,448	3,518	3,778	3,758
Income from continuing operations	721	788	925	571
Loss from discontinued operations, net of income taxes	(2)	(5)	(2)	(117)
Net income	719	783	923	454
Basic earnings per share:
Income from continuing operations	0.36	0.39	0.46	0.28
Net income	0.36	0.39	0.46	0.23
Diluted earnings per share:
Income from continuing operations	0.34	0.37	0.43	0.27
Net income	0.34	0.37	0.43	0.22

(1)
Net revenue excludes $214 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring charges of $5 million, impairment charges of $23 million and a loss of $5 million related to retirement of debt.

(2)
Effective January 1, 2004, retroactive to October 1, 2003, the Company began reflecting sub-contract costs in net revenue and cost of revenue at Infrastructure Services (a business unit within Engineered Products and Services). These adjustments had no impact on net income (see Note 1).

(3)
Net revenue excludes $221 million of revenue related to discontinued operations. Income from continuing operations includes losses and impairments on divestitures of $85 million, net restructuring and other charges of $36 million, of which charges of $1 million are included in cost of sales, and charges for the impairment of long-lived assets of $16 million.

(4)
Net revenue excludes $226 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring and other charges of $42 million, of which charges of $2 million are included in cost of sales, charges for the impairment of long-lived assets of $14 million, net gains on divestitures of $3 million and a loss of $38 million related to the retirement of debt.

(5)
Net revenue excludes $228 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring and other charges of $173 million, of which charges of $4 million are included in cost of sales, charges for the impairment of long-lived assets of $46 million, net losses and impairments on divestitures of $34 million and a loss of $241 million related to the retirement of debt.

	2003
	1st Qtr.(1)	2nd Qtr.(2)	3rd Qtr.(3)	4th Qtr.(4)
Net revenue	$8,728	$8,790	$9,196	$9,273
Gross profit	3,166	3,106	3,377	3,158
Income (loss) from continuing operations	559	124	568	(216)
Income (loss) from discontinued operations, net of income taxes	27	—	(1)	(6)
Net income (loss)	586	124	567	(297)
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.28	0.06	0.28	(0.11)
Net income (loss)	0.29	0.06	0.28	(0.15)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.28	0.06	0.27	(0.11)
Net income (loss)	0.29	0.06	0.27	(0.15)

(1)
Net revenue excludes $199 million of revenue related to discontinued operations. Income from continuing operations includes net restructuring credits of $4 million and a $1 million gain from the retirement of debt.

(2)
Net revenue excludes $199 million of revenue related to discontinued operations. Income from continuing operations includes charges recorded for changes in estimates of $389 million which arose from the Company's intensified internal audits and detailed controls and operating reviews (see Changes in Estimates Recorded During the Quarter Ended March 31, 2003 below) and a charge for the impairment of intangible assets of $77 million. Also includes a charge of $91 million for a retroactive, incremental premium on prior period directors and officers insurance and a $23 million gain from the retirement of debt.

(3)
Net revenue excludes $216 of revenue related to discontinued operations. Income from continuing operations includes net restructuring, impairment and other credits of $35 million and other charges of $62 million. In addition, includes a $152 million loss from the retirement of debt and $19 million of interest income.

(4)
Net revenue excludes $200 million of revenue related to discontinued operations. Loss from continuing operations includes net restructuring and other charges of $8 million, charges for the impairment of long-lived assets of $738 million, charges for the impairment of goodwill of $278 million, and other charges totaling $50 million primarily related to uncollectible receivables, the dismantlement of customers' ADT security systems and severance of corporate employees. Loss from continuing operations also includes charges of $12 million for the write-down of investments and a charge of $2 million, which is included in interest expense. Net income also includes a loss of $75 million, net of income taxes, for the cumulative effect of an accounting change.

        Changes in Estimates Recorded During the Quarter Ended March 31, 2003—During the quarter ended March 31, 2003, the Company intensified a process whereby internal audits and detailed controls and operating reviews were conducted. As a result of this process, the Company recorded $389 million of pretax charges relating to new information and changes in facts and circumstances occurring during the quarter. The process included assessing the continued recoverability of assets, including accounts receivable, inventory and installed security systems and equity investments, and the estimated costs of settling legal, environmental and insurance obligations. The assessments were based on an analysis of the impact of circumstances that occurred during the quarter and on our assessment of the recoverability of certain assets and costs to settle certain liabilities. The assessments include changes in judgments relative to the adequacy of reserves and contingent liabilities. Concurrent with this review process and resulting assessments by management during the quarter, the Company decided to discontinue existing product lines and terminate an information technology systems implementation project. As a result of these decisions, inventory and other asset balances were written down to their net realizable value.

        The impact of the net charges recorded in the second quarter of and included in the Consolidated Statement of Operations for 2003 is as follows ($ in millions):

Cost of sales	$(111)
Selling, general and administrative expense	(243)
Restructuring and other credits, net	60
Impairment of long-lived assets	(10)

Operating income	(304)
Other expense, net	(85)

Income from continuing operations before income taxes and minority interest	$(389)

        The net charges include $140 million related to asset reserve valuations, $95 million of increased cost estimates for insurance liabilities ($49 million for workers' compensation accruals and $46 million for product and general liability insurance liabilities), $84 million related to an other than temporary decline in the value of investments, $62 million for other accounting estimate changes described below, environmental liabilities of $18 million, legal accruals of $20 million, other various accruals of $15 million, $17 million for account write-offs included primarily in selling, general and administrative expenses, where the Company concluded that the recoverability of various asset balances had become doubtful, and a $10 million write-off of capitalized external costs for a European financial computer system based on the Company's decision in the second quarter to discontinue the new system under development and continue to use the existing system. The above charges are partially offset by credits of $72 million, of which $12 million is included in cost of sales, related to restructuring charge reversals (see Note 2) that arose during the second quarter of 2003.

        The adjustments for asset valuations include a $77 million write-down of inventories, $52 million increase in the allowance for doubtful accounts and $11 million write-off of subscriber systems. The inventory charge of $77 million was primarily due to the finalization of plans regarding the disposition of inventory in connection with curtailed programs and product lines and the Company's decision during the second quarter to exit certain product lines in our fire and security business. The increases in the allowance for doubtful accounts and the write-off of subscriber systems were primarily due to the further deterioration in accounts receivable aging and increased customer cancellations in certain non-strategic European security businesses during the second quarter. The inventory charge and subscriber systems write-offs are included in cost of sales and the allowance for doubtful accounts revision is included in selling, general and administrative expenses.

        The workers' compensation and product and general liability changes in estimate are based on management estimates with the assistance of third-party actuarial valuations of insurance liabilities. The charge is included in selling, general and administrative expenses ($65 million) and cost of product sales ($30 million). These adjustments related to changes in facts and circumstances occurring during the quarter ended March 31, 2003 which necessitated a change in assumptions and estimates. In particular, the Company identified trend data which required the Company to revise its assumptions as a result of an unanticipated increase in the number and changes in the nature of claims incurred and the rate of increase of medical costs, as well as the emergence of previously unanticipated new claims. In addition, the Company experienced an increase in workers' compensation expense, particularly in California, as a result of adverse legal developments toward employers.

        The investment write-down, included in other (expense) income, net, primarily consists of a $76 million loss on various equity investments. It became evident in the quarter ended March 31, 2003 that the declines in the fair values of the investments were other than temporary, primarily due to depressed economic conditions. Factors that management considered in making its assessment included investees' inability to raise funds during the quarter, bankruptcy, continued losses by the investees, lack of sufficient future expected cash flows, and lower entity valuations based on recent private financing activity. During the quarter ended March 31, 2003, the Company also recognized other expense of $8 million in connection with a bank guarantee on behalf of an equity investee.

        Other accounting estimates includes a charge to selling, general and administrative expenses of $17 million resulting from the Company's revision in the second quarter of deferred commissions related to long-term contracts, $12 million to write-down company-owned properties based on real estate assessments and purchase offers received in the second quarter for assets held for sale, $12 million of additional severance related to terminated executives, and $21 million of other accounting estimate changes, none of which are individually significant, that were included primarily in selling, general and administrative expenses.

        The increased environmental reserves resulted from the finalization of the Company's plan to remediate one of its manufacturing sites in the second quarter, $20 million to establish a reserve related to the estimated settlement amount for contractual disputes and other legal matters based on our determination that such amounts became both probable and estimable in the second quarter, and $15 million of other miscellaneous increased accrual estimates that are primarily included in selling, general and administrative expenses.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.    Tyco International Group S.A.

        TIGSA, a wholly-owned subsidiary of the Company, has public debt securities outstanding (see Note 15), which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco and TIGSA on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control twenty percent or more of the voting shares.

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$40,153	$—	$40,153
Cost of product sales	—	—	20,934	—	20,934
Cost of services	—	—	4,717	—	4,717
Selling, general and administrative expenses	90	3	8,628		8,721
Restructuring and other charges, net	—	—	249	—	249
Impairment of long-lived assets	—	—	99	—	99
Losses and impairments on divestitures, net	—	—	116	—	116

Operating (loss) income	(90)	(3)	5,410	—	5,317
Interest income	—	28	63	—	91
Interest expense	(5)	(819)	(139)	—	(963)
Other expense, net	—	(246)	(40)	—	(286)
Equity in net income of subsidiaries	4,220	2,379	—	(6,599)	—
Intercompany interest and fees	(1,245)	1,040	205	—	—

Income from continuing operations before income taxes and minority interest	2,880	2,379	5,499	(6,599)	4,159
Income taxes	(1)	—	(1,139)	—	(1,140)
Minority interest	—	—	(14)	—	(14)

Income from continuing operations	2,879	2,379	4,346	(6,599)	3,005
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)
Loss on sale of discontinued operations, net of income taxes	—	—	(123)	—	(123)

Net income	$2,879	$2,379	$4,220	$(6,599)	$2,879

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$35,987	$—	$35,987
Cost of product sales	—	—	19,212	—	19,212
Cost of services	—	—	3,968	—	3,968
Selling, general and administrative expenses	54	3	8,662	—	8,719
Restructuring and other credits, net	—	—	(74)	—	(74)
Impairment of long-lived assets	—	—	825	—	825
Goodwill impairment	—	—	278	—	278

Operating (loss) income	(54)	(3)	3,116	—	3,059
Interest income	2	34	71	—	107
Interest expense	(43)	(996)	(109)	—	(1,148)
Other income (expense), net	23	(159)	(87)	—	(223)
Equity in net income of subsidiaries	1,770	579	—	(2,349)	—
Intercompany interest and fees	(718)	954	(236)	—	—

Income from continuing operations before income taxes and minority interest	980	409	2,755	(2,349)	1,795
Income taxes	—	—	(757)	—	(757)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	980	409	1,995	(2,349)	1,035
Income from discontinued operations, net of income taxes	—	—	20	—	20

Income before cumulative effect of accounting change	980	409	2,015	(2,349)	1,055
Cumulative effect of accounting change, net of income taxes	—	—	(75)	—	(75)

Net income	$980	$409	$1,940	$(2,349)	$980

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$34,824	$—	$34,824
Cost of product sales	—	—	19,008	—	19,008
Cost of services	—	—	3,384	—	3,384
Selling, general and administrative expenses	27	—	8,084	—	8,111
Restructuring and other charges, net	1	—	1,120	—	1,121
Impairment of long-lived assets	—	—	3,310	—	3,310
Goodwill impairment	—	—	1,344	—	1,344
Write-off of purchased in-process research and development	—	—	18	—	18

Operating loss	(28)	—	(1,444)	—	(1,472)
Interest income	—	38	79	—	117
Interest expense	(117)	(932)	(27)	—	(1,076)
Other income (expense), net	2	33	(252)	—	(217)
Equity in net (loss) income of subsidiaries	(8,516)	2,003	—	6,513	—
Intercompany interest and fees	(521)	861	(340)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(9,180)	2,003	(1,984)	6,513	(2,648)
Income taxes	—	—	(202)	—	(202)
Minority interest	—	—	(1)	—	(1)

(Loss) income from continuing operations	(9,180)	2,003	(2,187)	6,513	(2,851)
Loss from discontinued operations, net of income taxes	—	—	(6,270)	—	(6,270)
Loss on sale of discontinued operations, net of income taxes	—	—	(59)	—	(59)

Net (loss) income	$(9,180)	$2,003	$(8,516)	$6,513	$(9,180)

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$2,452	$2,014	$—	$4,467
Accounts receivable, net	1	—	6,462	—	6,463
Inventories	—	—	4,365	—	4,365
Intercompany receivables	203	591	10,507	(11,301)	—
Prepaid expenses and other current assets	7	11	1,576	—	1,594
Deferred income taxes	—	—	1,041	—	1,041
Assets held for sale	—	—	615	—	615

Total current assets	212	3,054	26,580	(11,301)	18,545
Property, plant and equipment, net	—	—	9,635	—	9,635
Goodwill	—	—	25,510	—	25,510
Intangible assets, net	—	—	5,335	—	5,335
Investment in subsidiaries	57,519	45,816	—	(103,335)	—
Intercompany loans receivable	—	20,223	24,697	(44,920)	—
Other assets	24	254	4,364	—	4,642

Total Assets	$57,755	$69,347	$96,121	$(159,556)	$63,667

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,766	$350	$—	$2,116
Accounts payable	1	—	2,697	—	2,698
Accrued and other current liabilities	39	270	4,777	—	5,086
Deferred revenue	—	—	729	—	729
Intercompany payables	8,748	1,759	794	(11,301)	—
Liabilities held for sale	—	—	523	—	523

Total current liabilities	8,788	3,795	9,870	(11,301)	11,152
Long-term debt	2	13,796	819	—	14,617
Intercompany loans payable	18,615	6,082	20,223	(44,920)	—
Other liabilities	58	1	7,479	—	7,538

Total Liabilities	27,463	23,674	38,391	(56,221)	33,307
Minority interest	—	—	68	—	68
Shareholders' Equity:
Preference shares	—	—	4,680	(4,680)	—
Common shares	405	—	(3)	—	402
Other shareholders' equity	29,887	45,673	52,985	(98,655)	29,890

Total Shareholders' Equity	30,292	45,673	57,662	(103,335)	30,292

Total Liabilities and Shareholders' Equity	$57,755	$69,347	$96,121	$(159,556)	$63,667

CONSOLIDATING BALANCE SHEET
September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$47	$2,282	$1,857	$—	$4,186
Accounts receivable, net	—	—	5,555	—	5,555
Inventories	—	—	4,232	—	4,232
Intercompany receivables	111	443	6,092	(6,646)	—
Prepaid expenses and other current assets	—	496	1,635	—	2,131
Deferred income taxes	—	—	795	—	795
Assets held for sale	—	—	489	—	489

Total current assets	158	3,221	20,655	(6,646)	17,388
Property, plant and equipment, net	1	—	10,177	—	10,178
Goodwill	—	1	25,527	—	25,528
Intangible assets, net	—	—	5,779	—	5,779
Investment in subsidiaries	52,328	42,727	—	(95,055)	—
Intercompany loans receivable	218	19,705	24,168	(44,091)	—
Other assets	23	502	3,599	—	4,124

Total Assets	$52,728	$66,156	$89,905	$(145,792)	$62,997

Liabilities and Shareholder's Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$2,476	$—	$238	$—	$2,714
Accounts payable	1	1	2,596	—	2,598
Accrued and other current liabilities	51	271	4,187	—	4,509
Deferred revenues			809		809
Intercompany payables	5,163	929	554	(6,646)	—
Liabilities held for sale	—	—	192	—	192

Total current liabilities	7,691	1,201	8,576	(6,646)	10,822
Long-term debt	—	16,817	1,434	—	18,251
Intercompany loans payable	18,615	5,553	19,923	(44,091)	—
Other liabilities	53	—	7,389	—	7,442

Total Liabilities	26,359	23,571	37,322	(50,737)	36,515
Minority interest	—	—	113	—	113
Shareholders' Equity:
Preference shares	—	—	4,680	(4,680)	—
Common shares	404	—	(4)	—	400
Other shareholders' equity	25,965	42,585	47,794	(90,375)	25,969

Total Shareholders' Equity	26,369	42,585	52,470	(95,055)	26,369

Total Liabilities and Shareholders' Equity	$52,728	$66,156	$89,905	$(145,792)	$62,997

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2004
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$2,311	$1,109	$1,964	$—	$5,384
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(1,015)	—	(1,015)
Acquisition of customer accounts (ADT dealer program)	—	—	(254)	—	(254)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(107)	—	(107)
Divestiture of businesses, net of cash retained by businesses sold	—	—	236	—	236
Decrease (increase) in investments	—	470	(47)	—	423
Decrease in intercompany loans	218	51	—	(269)	—
Decrease in restricted cash	—	315	27	—	342
Other	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	218	836	(1,200)	(269)	(415)
Cash Flows From Financing Activities:
Net repayments of debt	(2,480)	(1,775)	(517)	—	(4,772)
Proceeds from exercise of share options	—	—	155	—	155
Dividends paid	(100)	—	—	—	(100)
Repurchase of common shares	—	—	(1)	—	(1)
Loan repayments to parent	—	—	(269)	269	—
Other	5		(29)	—	(24)

Net cash used in financing activities	(2,575)	(1,775)	(661)	269	(4,742)
Effect of currency translation on cash	—	—	45	—	45
Effect of discontinued operations on cash	—	—	9	—	9
Net (decrease) increase in cash and cash equivalents	(46)	170	157	—	281
Cash and cash equivalents at beginning of year	47	2,282	1,857	—	4,186

Cash and cash equivalents at end of year	$1	$2,452	$2,014	$—	$4,467

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2003
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$1,171	$624	$3,514	$—	$5,309
Cash Flows From Investing Activities:
Capital expenditures, net	4	—	(1,278)	—	(1,274)
Acquisition of customer accounts (ADT dealer program)	—	—	(597)	—	(597)
Acquisition of businesses, net of cash acquired	—	—	(44)	—	(44)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(272)	—	(272)
Divestiture of businesses, net of cash retained by businesses sold	—	—	9	—	9
Increase in investments	—	(377)	(6)	—	(383)
Decrease in intercompany loans	—	2,658	—	(2,658)	—
Increase in investment in subsidiaries	(2)	(1)	—	3	—
Increase in restricted cash	—	(134)	(94)	—	(228)
Other	—	(9)	67	—	58

Net cash provided by (used in) investing activities	2	2,137	(2,215)	(2,655)	(2,731)
Cash Flows From Financing Activities:
Net repayments of debt	(1,063)	(3,450)	(104)	—	(4,617)
Proceeds from exercise of share options	—	—	15	—	15
Dividends paid	(101)	—	—	—	(101)
Repurchase of common shares	—	—	(1)	—	(1)
Loan repayments to parent	—	—	(2,658)	2,658	—
Capital contributions from parent			3	(3)	—
Other	—	—	(8)	—	(8)

Net cash used in financing activities	(1,164)	(3,450)	(2,753)	2,655	(4,712)
Effect of currency translation on cash	—	—	89	—	89
Effect of discontinued operations on cash	—	—	53	—	53
Net increase (decrease) in cash and cash equivalents	9	(689)	(1,312)	—	(1,992)
Cash and cash equivalents at beginning of year	38	2,971	3,169	—	6,178

Cash and cash equivalents at end of year	$47	$2,282	$1,857	$—	$4,186

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2002
($ in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(1,128)	$(91)	$6,642	—	$5,423
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(2,823)	—	(2,823)
Acquisition of customer accounts (ADT dealer program)	—	—	(1,138)	—	(1,138)
Acquisition of businesses, net of cash acquired	—	—	(1,684)	—	(1,684)
Cash paid for purchase accounting and holdback/earn-out liabilities	—	—	(625)	—	(625)
Net proceeds from the sale of CIT	—	—	4,395	—	4,395
Divestiture of businesses, net of cash retained by businesses sold	—	—	139	—	139
Decrease (increase) in investments	6	(94)	71	—	(17)
Increase in intercompany loans	—	(258)	—	258	—
Decrease (increase) in investment in subsidiaries	1,022	—	(72)	(950)	—
Increase in restricted cash	—	(181)	(15)	—	(196)
Other	—	—	(95)	—	(95)

Net cash provided by (used in) investing activities	1,028	(533)	(1,847)	(692)	(2,044)
Cash Flows From Financing Activities:
Net (repayments of) proceeds from debt	(29)	3,558	(1,578)	—	1,951
Proceeds from sale of common shares for acquisitions	502	—	(502)	—	—
Proceeds from exercise of share options	58	—	128	—	186
Dividends paid	(100)	—	—	—	(100)
Repurchase of common shares	—	—	(789)	—	(789)
Loan proceeds from parent	—	—	258	(258)	—
Repayment of intercompany note payable	(295)	—	295	—	—
Net capital distributions to parent	—	—	(950)	950	—
Capital contributions to Tyco Capital	—	—	(200)	—	(200)
Other	—	—	(10)	—	(10)

Net cash provided by (used in) financing activities	136	3,558	(3,348)	692	1,038
Effect of currency translation on cash	—	—	2	—	2
Effect of discontinued operations on cash	—	—	(21)	—	(21)
Net increase in cash and cash equivalents	36	2,934	1,428	—	4,398
Cash and cash equivalents at beginning of year	2	37	1,741	—	1,780

Cash and cash equivalents at end of year	$38	$2,971	$3,169	$—	$6,178

28.   Subsequent Event

        In November 2004, Tyco agreed to sell the TGN to one of India's telephone and internet service providers for $130 million. If the sale is consummated, the Company would expect to record a gain. The sale is subject to governmental approval in the United States, India and other countries. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations have not been met at September 30, 2004. As the finalization of the proposed transaction progresses, the Company will continue to assess the criteria for discontinued operations treatment.

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company's common shares from $0.0125 to $0.10 per share. The dividend is payable on February 1, 2005 to shareholders of record as of January 3, 2005.

TYCO INTERNATIONAL LTD.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
Accounts Receivable:
Year Ended September 30, 2002	$550	$331	$100	$(349)	$632
Year Ended September 30, 2003	632	379	27	(319)	719
Year Ended September 30, 2004	719	158	19	(372)	524

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
PART II
Critical Accounting Policies
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Risk Factors
Forward-Looking Information
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
SIGNATURES
TYCO INTERNATIONAL LTD. Index to Consolidated Financial Information
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF OPERATIONS Years ended September 30, 2004, 2003 and 2002 (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS As of September 30, 2004 and 2003 (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended September 30, 2004, 2003 and 2002 (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended September 30, 2004, 2003 and 2002 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2004 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2003 ($ in millions)
CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 30, 2002 ($ in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET September 30, 2004 ($ in millions)
CONSOLIDATING BALANCE SHEET September 30, 2003 ($ in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2004 ($ in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2003 ($ in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 30, 2002 ($ in millions)
TYCO INTERNATIONAL LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)