Form 10-Q
period 2004-12-31
TYCO INTERNATIONAL LTD /BER/
filed 2005-02-09
CIK 833444

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-13836
(Commission File Number)

TYCO INTERNATIONAL LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0390500 (I.R.S. Employer Identification Number)
Second Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda (Address of Registrant's principal executive offices)
441-292-8674 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of common shares outstanding as of January 28, 2005 was 2,013,208,923.

TYCO INTERNATIONAL LTD.
INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$8,118	$7,657
Service revenue	1,947	2,008

Net revenue	10,065	9,665
Cost of product sales	5,420	5,050
Cost of services	1,221	1,278
Selling, general and administrative expenses	2,005	2,070
Restructuring, impairment and other charges, net	8	28
Losses and impairments on divestitures, net	15	—

Operating income	1,396	1,239
Interest income	37	26
Interest expense	(218)	(265)
Other expense, net	(161)	(8)

Income from continuing operations before income taxes and minority interest	1,054	992
Income taxes	(310)	(268)
Minority interest	(3)	(3)

Income from continuing operations	741	721
Discontinued operations:
Loss from discontinued operations, net of income taxes	(3)	(2)
Loss on sale of discontinued operations, net of income taxes	(29)	—

Net income	$709	$719

Basic earnings per share:
Income from continuing operations	$0.37	$0.36
Loss from discontinued operations	—	—
Loss on sale of discontinued operations	(0.02)	—

Net income	$0.35	$0.36

Diluted earnings per share:
Income from continuing operations	$0.35	$0.34
Loss from discontinued operations	—	—
Loss on sale of discontinued operations	(0.02)	—

Net income	$0.33	$0.34

Weighted-average number of shares outstanding:
Basic	2,008	1,997
Diluted	2,206	2,228

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	December 31, 2004	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$3,440	$4,467
Accounts receivable, less allowance for doubtful accounts of $525 and $524, respectively	6,994	6,463
Inventories	4,857	4,365
Prepaid expenses and other current assets	1,817	1,594
Deferred income taxes	1,041	1,041
Assets held for sale	236	615

Total current assets	18,385	18,545
Property, plant and equipment, net	9,865	9,635
Goodwill	25,868	25,510
Intangible assets, net	5,328	5,335
Other assets	4,689	4,642

Total Assets	$64,135	$63,667

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$978	$2,116
Accounts payable	2,927	2,698
Accrued and other current liabilities	4,833	5,086
Deferred revenue	723	729
Liabilities held for sale	295	523

Total current liabilities	9,756	11,152
Long-term debt	14,555	14,617
Other liabilities	7,699	7,538

Total Liabilities	32,010	33,307

Commitments and Contingencies (Note 9)
Minority interest	57	68
Shareholders' Equity:
Common shares, $0.20 par value, 4,000,000,000 shares authorized; 2,012,531,218 and 2,009,867,009 shares outstanding, net of 10,809,383 and 12,864,837 shares owned by subsidiaries, respectively	403	402
Capital in excess:
Share premium	8,357	8,315
Contributed surplus, net	15,355	15,319
Accumulated earnings	6,273	5,740
Accumulated other comprehensive income	1,680	516

Total Shareholders' Equity	32,068	30,292

Total Liabilities and Shareholders' Equity	$64,135	$63,667

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	For the Quarters Ended December 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$709	$719
Loss from discontinued operations	32	2

Income from continuing operations	741	721
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring, impairment and other (credits) charges, net	(4)	6
Non-cash losses and impairments on divestitures, net	18	—
Depreciation and amortization	541	548
Deferred income taxes	94	108
Provision for losses on accounts receivable and inventory	72	70
Debt and refinancing cost amortization	10	21
Loss on the retirement of debt	156	5
Other non-cash items	45	13
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(236)	(162)
Inventories	(372)	(62)
Accounts payable	110	(47)
Accrued and other liabilities	(330)	(159)
Other	16	8

Net cash provided by operating activities	861	1,070
Cash Flows From Investing Activities:
Capital expenditures, net	(287)	(207)
Acquisition of customer accounts (ADT dealer program)	(67)	(70)
Acquisition of businesses, net of cash acquired	(11)	(14)
Purchase accounting and holdback/earn-out liabilities	(17)	(49)
Divestiture of businesses, net of cash retained by businesses sold	166	1
Decrease in restricted cash	3	212
Other	(36)	(11)

Net cash used in investing activities	(249)	(138)
Cash Flows From Financing Activities:
Net repayment of short-term debt	(1,245)	(2,563)
Proceeds from issuance of long-term debt	—	2,225
Repayment of long-term debt, including debt tenders	(409)	(2,000)
Proceeds from exercise of share options	43	10
Dividends paid	(24)	(25)
Other	(15)	(12)

Net cash used in financing activities	(1,650)	(2,365)
Effect of currency translation on cash	80	38
Cash flows from discontinued operations	(69)	(28)
Net decrease in cash and cash equivalents	(1,027)	(1,423)
Cash and cash equivalents at beginning of period	4,467	4,186

Cash and cash equivalents at end of period	$3,440	$2,763

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the Quarters Ended December 31, 2004 and 2003
(in millions)

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at September 30, 2003	1,998	$400	$8,161	$15,120	$2,961	$(273)	$26,369
Comprehensive income:
Net income					719		719
Currency translation						757	757
Unrealized gain on marketable securities						2	2
Unrealized gain on derivative instruments						2	2

Total comprehensive income							$1,480

Dividends declared					(25)		(25)
Share options exercised, including tax benefit of $0	1		11				11
Compensation expense				2			2
Exchange of convertible debt due 2010				4			4

Balance at December 31, 2003	1,999	$400	$8,172	$15,126	$3,655	$488	$27,841

	Number of Common Shares	Common Shares $0.20 Par Value	Share Premium	Contributed Surplus	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2004	2,010	$402	$8,315	$15,319	$5,740	$516	$30,292
Comprehensive income:
Net income					709		709
Currency translation						1,160	1,160
Unrealized gain on marketable securities						2	2
Unrealized gain on derivative instruments						2	2

Total comprehensive income							$1,873

Dividends declared					(202)		(202)
Share options exercised, including tax benefit of $6	2	1	42	6			49
Compensation expense				22			22
Exchange of convertible debt due 2010	1			8			8
Reporting calendar alignment					26		26

Balance at December 31, 2004	2,013	$403	$8,357	$15,355	$6,273	$1,680	$32,068

See Notes to Consolidated Financial Statements.

TYCO INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as the "Company" or "Tyco").

        The financial statements have been prepared in United States Dollars and in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by Generally Accepted Accounting Principles in the United States ("GAAP"). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the "2004 Form 10-K").

        The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations for the interim period. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year.

        Change in Fiscal Year and Reporting Calendar Alignment—Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the Friday nearest September 30, such that each quarterly period will be 13 weeks in length. Once every seven years, starting in 2011, the fourth quarter reporting period will be 14 weeks. In addition, certain of the Company's subsidiaries had consistently closed their books up to one month prior to the Company's fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. This change is also consistent with the Company's ongoing efforts to enhance controls and improve the transparency of its reporting, as this change better aligns the Company's external reporting with the Company's internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity.

        Employee Share Option Plans—Tyco measures compensation cost in connection with employee share option plans using the intrinsic value based method and accordingly does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method been adopted by Tyco, the effect on net income and earnings per share would have been as follows ($ in millions, except for per share data):

	For the Quarters Ended December 31,
	2004	2003
Net income, as reported	$709	$719
Add: Employee compensation expense for share options included in reported net income, net of income taxes	6	1
Less: Total employee compensation expense for share options determined under fair value method, net of income taxes(1)	(46)	(54)

Net income, pro forma	$669	$666

Earnings per share:
Basic—as reported	$0.35	$0.36
Basic—pro forma	0.33	0.33
Diluted—as reported	0.33	0.34
Diluted—pro forma	0.32	0.31

(1)
The estimated weighted-average fair value of Tyco options granted was calculated using the Black-Scholes option-pricing model with an expected stock price volatility of 43%, a risk free interest rate of 2.86%, expected average annual dividend per share of $0.37 and an expected option life of 2.03 years for the quarter ended December 31, 2004 and an expected stock price volatility of 55%, a risk free interest rate of 2.77%, expected annual dividend per share of $0.05 and an expected option life of 3.7 years for the quarter ended December 31, 2003.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        Accounting Pronouncements—In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF did not impact diluted earnings per share for the quarters ended December 31, 2004 or 2003 and is not expected to have a significant impact on earnings per share for the current and prior fiscal year.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the first quarter of fiscal 2006 for Tyco. The Company is currently assessing the impact that SFAS No. 151 will have on the results of its operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation cost will be measured based on the grant-date fair value and will be recognized over the vesting period. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma disclosure regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation is presented in the Employee Share Option Plans section above. SFAS No. 123R will become effective in the fourth quarter of fiscal 2005 for Tyco. The Company is currently assessing the impact that the new standard will have on the results of its operations, financial position or cash flows.

2.    Restructuring, Impairment and Other Charges, Net

2005 Charges

        During the quarter ended December 31, 2004, the Company recorded restructuring, impairment and other charges, net of $8 million. This is comprised of restructuring and other charges of $15 million, which consisted of $8 million of severance, $4 million of facility exit charges and $3 million of other charges. The Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $3 million of restructuring reserves and also recorded other net non-cash credits of $4 million.

2004 Charges

        During the first quarter of 2004, the Company recorded restructuring, impairment and other charges, net of $28 million.

        During the first quarter of 2004, Electronics recorded net restructuring credits of $20 million, consisting of credits of $24 million related to completing certain restructuring activities for amounts less than originally estimated, partially offset by charges of $4 million for employee severance and benefits.

        During the first quarter of 2004, Fire and Security recorded restructuring, impairment and other charges of $16 million, including charges of $18 million associated with streamlining the business, partially offset by a credit of $2 million. The charges included $11 million for employee severance and benefits and $7 million for facility and other exit costs in connection with the elimination of 43 facilities in Europe, the United States, Latin America and Australia.

        During the first quarter of 2004, Plastics and Adhesives recorded restructuring, impairment and other charges of $30 million. This charge consists of $6 million for employee severance and benefits, $2 million for facility exit costs in connection with the elimination of 4 facilities in the United States and impairment charges of $22 million associated with management's decision to exit these facilities.

Restructuring Reserves

        The following is a roll forward of restructuring reserves from September 30, 2004 to December 31, 2004 by the year in which the restructuring action was initiated ($ in millions):

	Year of Restructuring Action
	2005	2004	2003	2002 and Prior	Total
Balance at September 30, 2004	$—	$161	$2	$74	$237
Charges	4	9	—	2	15
Reversals	—	(2)	—	(1)	(3)
Utilization	(3)	(45)	(1)	(11)	(60)
Transfers	—	—	1	—	1
Foreign Exchange	—	6	—	—	6

Balance at December 31, 2004	$1	$129	$2	$64	$196

        The following table reflects the ending balances of restructuring reserves by segment
($ in millions):

	December 31, 2004	September 30, 2004
Fire and Security	$81	$102
Electronics	64	74
Healthcare	7	10
Engineered Products and Services	31	36
Plastics and Adhesives	7	10
Corporate and Other	6	5

	$196	$237

        At December 31, 2004, $196 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $136 million are included in accrued and other current liabilities and $60 million are included in other liabilities. At September 30, 2004, $237 million of restructuring reserves remained on the Consolidated Balance Sheets, of which $171 million are included in accrued and other current liabilities and $66 million are included in other liabilities.

3.    Divestitures and Discontinued Operations

        During the quarter ended December 31, 2004, the Company recorded net losses and impairments on divestitures of $18 million, including $3 million reflected in cost of sales, in continuing operations. These charges were in connection with the divestiture and liquidation of businesses, as well as the write-down to estimated fair value of certain held for sale businesses. In addition, the Company also recorded losses on the sale of discontinued operations of $47 million ($29 million after tax) to reflect the final losses on sale, including costs to sell, and to write the carrying value of such assets down to their estimated fair value.

        During the quarter ended December 31, 2004, the Company divested four businesses that were reported as continuing operations in Fire and Security and Engineered Products and Services for aggregate proceeds of $19 million in cash. Total assets and total liabilities of the divested businesses were $62 million and $42 million, respectively. The total assets included cash retained by the businesses sold of $9 million.

        Net revenue and net income for the quarter ended December 31, 2004 related to businesses divested in fiscal 2005 that were reported as continuing operations were $24 million and $0 million, respectively. Net revenue and net loss for the quarter ended December 31, 2003 related to businesses divested in fiscal 2005 and 2004 that were reported as continuing operations were $186 million and $(5) million, respectively.

        During the quarter ended December 31, 2004, the Company divested six businesses that were reported as discontinued operations within Fire and Security and Engineered Products and Services for aggregate proceeds of $156 million in cash. Total assets and total liabilities of the divested businesses were $364 million and $166 million, respectively.

        Net revenue of discontinued operations for the quarters ended December 31, 2004 and 2003 was $124 million and $214 million, respectively. Pretax loss of discontinued operations for the quarters ended December 31, 2004 and 2003 was $4 million and $2 million, respectively.

        The following table presents balance sheet information for discontinued operations and other businesses held for sale ($ in millions):

	December 31, 2004	September 30, 2004
Accounts receivable, net	$84	$209
Inventories	41	95
Prepaid expenses and other current assets	42	95
Property, plant and equipment, net	24	96
Other assets	45	120

Total assets	$236	$615

Accounts payable	$59	$155
Accrued and other current liabilities	111	243
Other liabilities	125	125

Total liabilities	$295	$523

        In November 2004, Tyco agreed to sell the Tyco Global Network ("TGN") to one of India's telephone and internet service providers for $130 million. If the sale is consummated, the Company expects to record a gain. The sale is subject to governmental approval in the United States, India and other countries. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations have not been met.

4. Acquisitions

        During the quarter ended December 31, 2004, the Company completed three acquisitions within Electronics and Engineered Products and Services for an aggregate cost of $11 million. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

        At December 31, 2004, $109 million of acquisition liabilities related to acquisitions remained on the Consolidated Balance Sheets, of which $35 million are included in accrued and other current liabilities and $74 million are included in other liabilities. These acquisition liabilities relate to facility exit costs, employee severance and benefits, distributor and supplier cancellation fees and other costs. At September 30, 2004, $123 million of acquisition liabilities remained on the Consolidated Balance Sheets, of which $29 million are included in accrued and other current liabilities and $94 million are included in other liabilities.

5.    Earnings Per Share

        The reconciliations between basic and diluted earnings per share were as follows (in millions, except per share data):

	Quarter Ended December 31, 2004			Quarter Ended December 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income from continuing operations	$741	2,008	$0.37	$721	1,997	$0.36
Share options, restricted shares and deferred stock units		19			11
Exchange of convertible debt	24	179		30	220

Diluted earnings per share:
Income from continuing operations, giving effect to dilutive adjustments	$765	2,206	$0.35	$751	2,228	$0.34

        The computation of diluted earnings per common share for the quarters ended December 31, 2004 and 2003 excludes the effect of the potential exercise of options to purchase approximately 57 million shares and 99 million shares, respectively, because the effect would be anti-dilutive.

6.    Sale of Accounts Receivable

        At December 31, 2004 and September 30, 2004, the availability under corporate accounts receivable programs was $550 million and $625 million, respectively. No amounts were utilized under these corporate programs at December 31, 2004 or September 30, 2004. The aggregate amount outstanding under international accounts receivable programs was $99 million at both December 31, 2004 and September 30, 2004.

7.    Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill were as follows ($ in millions):

	For the Quarter Ended December 31, 2004
	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Total
Balance at September 30, 2004	$8,075	$7,486	$6,074	$3,166	$709	$25,510
Purchase accounting adjustments(1)	(7)	(21)	(28)	—	—	(56)
Acquisitions	—	2	—	—	—	2
Divestitures	(3)	—	—	—	—	(3)
Held for sale	(4)	—	—	—	—	(4)
Currency translation and other	234	34	13	133	5	419

Balance at December 31, 2004	$8,295	$7,501	$6,059	$3,299	$714	$25,868

(1)
The net decrease in goodwill was primarily related to fair value adjustments and finalization of income taxes related to previously completed acquisitions.

        The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets ($ in millions):

	December 31, 2004			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(1)
Contracts and related customer relationships	$4,764	$2,319	12 years	$4,613	$2,161	12 years
Intellectual property	3,598	888	20 years	3,549	837	20 years
Other	245	72	26 years	239	68	26 years

Total	$8,607	$3,279	17 years	$8,401	$3,066	17 years

(1)
Intangible assets not subject to amortization are excluded from the calculation of the weighted average amortization period.

        As of December 31, 2004 and September 30, 2004, the Company had $673 million and $672 million, respectively, of intangible assets not subject to amortization. As of December 31, 2004, these assets primarily related to intellectual property and consisted of $389 million in tradenames in Healthcare, $262 million in trademarks in Fire and Security and Engineered Products and Services and $22 million of other. As of September 30, 2004, these assets primarily related to intellectual property and consisted of $389 million in tradenames in Healthcare, $261 million in trademarks in Fire and Security and Engineered Products and Services and $22 million of other.

        Intangible asset amortization expense for the quarters ended December 31, 2004 and 2003 was $164 million and $175 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be approximately $500 million for the remainder of 2005, $600 million for 2006, $550 million for 2007, $500 million for 2008, $450 million for 2009, and $400 million for 2010.

8.    Debt

        Debt was as follows(1) ($ in millions):

	December 31, 2004	September 30, 2004
5.875% public notes due 2004(2)	$—	$400
4.375% Euro denominated notes due 2004(2)	—	616
6.375% public notes due 2005(2)	750	750
6.75% notes due 2005(2)	77	77
6.375% public notes due 2006	999	999
5.8% public notes due 2006	699	699
6.125% Euro denominated public notes due 2007	815	738
6.5% notes due 2007	100	100
2.75% convertible senior debentures due 2018 with a 2008 put option(2)	2,226	2,483
6.125% public notes due 2008	399	399
7.2% notes due 2008	85	85
5.50% Euro denominated notes due 2008	930	842
6.125% public notes due 2009	398	398
Zero coupon convertible subordinated debentures due 2010	17	24
6.75% public notes due 2011	999	999
6.375% public notes due 2011	1,500	1,500
6.50% British Pound denominated public notes due 2011	382	361
6.0% notes due 2013	996	996
7.0% debentures due 2013	86	86
3.125% convertible senior debentures due 2023 with a 2015 put option	1,500	1,500
7.0% public notes due 2028	497	497
6.875% public notes due 2029	790	789
6.50% British Pound denominated public notes due 2031	544	514
Other(2)	744	881

Total debt	15,533	16,733
Less current portion	978	2,116

Long-term debt	$14,555	$14,617

(1)
Debt maturity dates are presented on a calendar basis, consistent with the respective offering documents.

(2)
These instruments, plus $53 million of 2.75% convertible senior debentures and $98 million of the amount shown as other, comprise the current portion of long-term debt as of December 31, 2004. These instruments, plus $273 million of the amount shown as other, comprise the current portion of long-term debt as of September 30, 2004.

        On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA's $1.0 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At December 31, 2004 there were no amounts drawn on these facilities.

        In the first quarter of 2005, the Company repurchased $257 million principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $409 million. The repurchase resulted in a $156 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other expense, net in the Consolidated Statements of Income.

9.    Commitments and Contingencies

        Except as discussed below, the Company's contractual obligations as well as commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from those previously discussed in the 2004 Form 10-K.

        At December 31, 2004, the Company had a contingent liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. No provision has been made in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        As a result of actions taken by the Company's former senior corporate management, Tyco, some members of the Company's former senior corporate management, former members of the Company's Board of Directors and the Company's current Chief Executive Officer and Chief Financial Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of the Company's current and former employees, some members of the Company's former senior corporate management and some current and former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. In addition, Tyco and some members of the Company's former senior corporate management are subject to a SEC inquiry, and some members of the Company's former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. The Company is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, the Company's insurance carriers may decline coverage, or the Company's coverage may be insufficient to cover its expenses and liability, in some or all of these matters. The Company is unable at this time to estimate what its ultimate liability in these matters may be, and it is possible that the Company will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on its financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        The Company and others have received various subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Department of Labor

and others seeking the production of voluminous documents in connection with various investigations into the Company's governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in the Company's periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of its benefit plans.    The Company cannot predict when these investigations will be completed, nor can the Company predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. At this time, it is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Intellectual Property Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        Mallinckrodt, Inc. ("Mallinckrodt") and Nellcor Puritan Bennett, Inc. ("Nellcor"), plaintiffs/counterdefendants v. Masimo Corporation ("Masimo") et al., defendants/counter-claimants, is a consolidated patent infringement action in the United States District Court for the Central District of California. Nellcor alleges that Masimo infringed one Nellcor patent related to pulse oximeters, which are medical devices used to measure blood oxygen levels in patients, and Masimo alleges that Nellcor infringed four Masimo patents related to pulse oximeters. Trial in the action commenced on February 18, 2004. On March 16, 2004, the jury returned a liability finding that Nellcor willfully infringed the four Masimo patents and that Masimo did not infringe the one Nellcor patent. On March 26, 2004, the jury awarded Masimo $134.5 million in damages for Nellcor's alleged infringement through December 31, 2003. After hearing post-trial motions, the district court issued an order on July 14, 2004 which (i) denied Masimo's request to impose an injunction on the sale of pulse oximeters; (ii) reversed the jury finding of patent infringement for one of the four patents at issue; (iii) ruled that a second patent was unenforceable due to Masimo's inequitable conduct in seeking the patent; and (iv) overturned the jury finding that the infringement was "willful." On August 6, 2004, the district court entered final judgment that included additional damages of $29.5 million for Nellcor's alleged infringement from January 1, 2004 through May 31, 2004. Nellcor is appealing the jury's infringement finding on the remaining two Masimo patents to the United States Court of Appeals for the Federal Circuit. The briefing for the appeal is scheduled to be completed by February 28, 2005. The Court of Appeals has not yet scheduled oral argument for the appeal. Tyco has assessed the status of this matter and has concluded that it is more likely than not that the jury's decision will be overturned and, further, Tyco intends to vigorously pursue all available means to achieve such reversal. Accordingly, no provision has been made in Tyco's Consolidated Financial Statements with respect to this damage award.

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

        As previously reported in the Company's periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $65 million. U.S. Surgical will appeal the damages award and the willfulness finding to the court of appeals. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment.

Environmental

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $169 million to $439 million. As of December 31, 2004, Tyco concluded that the best estimate within this range is approximately $263 million, of which $35 million is included in accrued and other current liabilities and $228 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $263 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

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

        When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 31, 2004, there were approximately 15,000 asbestos liability cases pending against the Company and its subsidiaries.

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

Income Tax Matters

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service, have raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

10.    Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows ($ in millions):

	For the Quarters Ended December 31,
	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Service cost	$5	$6	$26	$24
Interest cost	32	32	34	29
Expected return on plan assets	(38)	(28)	(27)	(20)
Amortization of prior service cost	1	1	—	—
Amortization of net actuarial loss	10	12	11	12
Curtailment/settlement loss	—	—	—	1

Net periodic benefit cost	$10	$23	$44	$46

        As previously discussed in the 2004 Form 10-K, the Company anticipated that at a minimum it will contribute the minimum required to its pension plans in 2005 of $9 million for U.S plans and $185 million for non-U.S. plans. During the first quarter of 2005, the Company contributed $29 million to its U.S. and non-U.S. pension plans.

        Net periodic postretirement benefit cost was as follows ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Service cost	$1	$1
Interest cost	5	5
Amortization of prior service cost	(1)	(1)
Amortization of net actuarial loss	1	2

Net periodic postretirement benefit cost	$6	$7

11.    Consolidated Segment Data

        The segment data presented have been reclassified to exclude the results of discontinued operations. In addition, the results of the TGN business held for sale are presented within Corporate and Other. Selected information by business segment is presented in the following tables
($ in millions).

	For the Quarters Ended December 31,
	2004	2003
Net revenue:
Fire and Security	$2,882	$2,832
Electronics	2,879	2,838
Healthcare	2,319	2,180
Engineered Products and Services	1,513	1,386
Plastics and Adhesives	464	424
Corporate and Other(1)	8	5

Net revenue	$10,065	$9,665

Operating income:
Fire and Security	$283	$247
Electronics	414	424
Healthcare	581	538
Engineered Products and Services	172	111
Plastics and Adhesives	23	12
Corporate and Other(2)	(77)	(93)

Operating income	$1,396	$1,239

  (1)
  Net revenue relates to the TGN business held for sale.

  (2)
  Includes operating loss of $20 million and $18 million for the quarters ended December 31, 2004 and 2003, respectively, related to the TGN business held for sale.

12.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information was as follows ($ in millions):

	December 31, 2004	September 30, 2004
Purchased materials and manufactured parts	$1,387	$1,193
Work in process	1,036	973
Finished goods	2,434	2,199

Inventories	$4,857	$4,365

Land	$580	$555
Buildings	3,347	3,172
Subscriber systems	5,029	4,940
Machinery and equipment	10,514	10,032
Construction in progress	751	663
Accumulated depreciation	(10,356)	(9,727)

Property, plant and equipment, net	$9,865	$9,635

13.    Guarantees

        The Company's guarantees have not changed materially from those previously discussed in the 2004 Form 10-K.

        The Company records estimated product warranty costs at the time of sale. Manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Generally, product warranties are implicit in the sale; however, the customer may purchase an extended warranty. Manufactured equipment is also warranted in the same manner as product warranties. However, in most instances the warranty is either negotiated in the contract or sold as a separate component. Warranty period terms range from 90 days (e.g., consumable products) up to 20 years (e.g., power system batteries). The warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The warranty accrual, shown in the following table, is reviewed for reasonableness at least quarterly.

        The following table reflects the roll forward of the Company's warranty accrual for the quarter ended December 31, 2004 ($ in millions).

Balance at September 30, 2004	$292
Accruals for warranties issued during the period	9
Settlements made	(31)
Currency translation	5

Balance at December 31, 2004	$275

14.    Tyco International Group S.A.

        TIGSA has public debt securities outstanding (see Note 8), which are fully and unconditionally guaranteed by Tyco. The following tables present condensed consolidating financial information for Tyco, TIGSA and all other subsidiaries. Condensed financial information for Tyco International Ltd. and TIGSA on a stand-alone basis are presented using the equity method of accounting for subsidiaries in which they own or control 20 percent or more of the voting shares.

CONSOLIDATING STATEMENT OF INCOME
Quarter Ended December 31, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$10,065	$—	$10,065
Cost of product sales	—	—	5,420	—	5,420
Cost of services	—	—	1,221	—	1,221
Selling, general and administrative expenses	28	2	1,975	—	2,005
Restructuring, impairment and other charges, net	—	—	8	—	8
Losses and impairments on divestitures, net	—	—	15	—	15

Operating (loss) income	(28)	(2)	1,426	—	1,396
Interest income	—	9	28	—	37
Interest expense	—	(193)	(25)	—	(218)
Other expense, net	—	(156)	(5)	—	(161)
Equity in net income of subsidiaries	1,054	514	—	(1,568)	—
Intercompany interest and fees	(317)	376	(59)	—	—

Income from continuing operations before income taxes and minority interest	709	548	1,365	(1,568)	1,054
Income taxes	—	—	(310)	—	(310)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	709	548	1,052	(1,568)	741
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)
Loss on sale of discontinued operations, net of income taxes	—	—	(29)	—	(29)

Net income	$709	$548	$1,020	$(1,568)	$709

CONSOLIDATING STATEMENT OF INCOME
Quarter Ended December 31, 2003
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Net revenue	$—	$—	$9,665	$—	$9,665
Cost of product sales	—	—	5,050	—	5,050
Cost of services	—	—	1,278	—	1,278
Selling, general and administrative expenses	11	(1)	2,060	—	2,070
Restructuring, impairment and other charges, net	—	—	28	—	28

Operating (loss) income	(11)	1	1,249	—	1,239
Interest income	—	13	13	—	26
Interest expense	(5)	(227)	(33)	—	(265)
Other expense, net	—	(5)	(3)	—	(8)
Equity in net income of subsidiaries	1,037	564	—	(1,601)	—
Intercompany interest and fees	(302)	220	82	—	—

Income from continuing operations before income taxes and minority interest	719	566	1,308	(1,601)	992
Income taxes	—	—	(268)	—	(268)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	719	566	1,037	(1,601)	721
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income	$719	$566	$1,035	$(1,601)	$719

CONSOLIDATING BALANCE SHEET
December 31, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$9	$1,501	$1,930	$—	$3,440
Accounts receivable, net	1	—	6,993	—	6,994
Inventories	—	—	4,857	—	4,857
Intercompany receivables	211	564	11,111	(11,886)	—
Prepaid expenses and other current assets	3	147	1,667	—	1,817
Deferred income taxes	—	—	1,041	—	1,041
Assets held for sale	—	—	236	—	236

Total current assets	224	2,212	27,835	(11,886)	18,385
Property, plant and equipment, net	—	—	9,865	—	9,865
Goodwill	—	—	25,868	—	25,868
Intangible assets, net	—	—	5,328	—	5,328
Investment in subsidiaries	59,831	47,303	—	(107,134)	—
Intercompany loans receivable	—	20,470	24,944	(45,414)	—
Other assets	24	262	4,403	—	4,689

Total Assets	$60,079	$70,247	$98,243	$(164,434)	$64,135

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$803	$175	$—	$978
Accounts payable	2	—	2,925	—	2,927
Accrued and other current liabilities	218	232	4,383	—	4,833
Deferred revenue	—	—	723	—	723
Intercompany payables	9,114	1,997	775	(11,886)	—
Liabilities held for sale	—	—	295	—	295

Total current liabilities	9,334	3,032	9,276	(11,886)	9,756
Long-term debt	2	13,695	858	—	14,555
Intercompany loans payable	18,615	6,329	20,470	(45,414)	—
Other liabilities	60	—	7,639	—	7,699

Total Liabilities	28,011	23,056	38,243	(57,300)	32,010
Minority interest	—	—	57	—	57
Shareholders' Equity:
Preference shares	—	—	4,680	(4,680)	—
Common shares	405	—	(2)	—	403
Other shareholders' equity	31,663	47,191	55,265	(102,454)	31,665

Total Shareholders' Equity	32,068	47,191	59,943	(107,134)	32,068

Total Liabilities and Shareholders' Equity	$60,079	$70,247	$98,243	$(164,434)	$64,135

CONSOLIDATING BALANCE SHEET
September 30, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$2,452	$2,014	$—	$4,467
Accounts receivable, net	1	—	6,462	—	6,463
Inventories	—	—	4,365	—	4,365
Intercompany receivables	203	591	10,507	(11,301)	—
Prepaid expenses and other current assets	7	11	1,576	—	1,594
Deferred income taxes	—	—	1,041	—	1,041
Assets held for sale	—	—	615	—	615

Total current assets	212	3,054	26,580	(11,301)	18,545
Property, plant and equipment, net	—	—	9,635	—	9,635
Goodwill	—	—	25,510	—	25,510
Intangible assets, net	—	—	5,335	—	5,335
Investment in subsidiaries	57,519	45,816	—	(103,335)	—
Intercompany loans receivable	—	20,223	24,697	(44,920)	—
Other assets	24	254	4,364	—	4,642

Total Assets	$57,755	$69,347	$96,121	$(159,556)	$63,667

Liabilities and Shareholders' Equity
Current Liabilities:
Loans payable and current maturities of long-term debt	$—	$1,766	$350	$—	$2,116
Accounts payable	1	—	2,697	—	2,698
Accrued and other current liabilities	39	270	4,777	—	5,086
Deferred revenue	—	—	729	—	729
Intercompany payables	8,748	1,759	794	(11,301)	—
Liabilities held for sale	—	—	523	—	523

Total current liabilities	8,788	3,795	9,870	(11,301)	11,152
Long-term debt	2	13,796	819	—	14,617
Intercompany loans payable	18,615	6,082	20,223	(44,920)	—
Other liabilities	58	1	7,479	—	7,538

Total Liabilities	27,463	23,674	38,391	(56,221)	33,307
Minority interest	—	—	68	—	68
Shareholders' Equity:
Preference shares	—	—	4,680	(4,680)	—
Common shares	405	—	(3)	—	402
Other shareholders' equity	29,887	45,673	52,985	(98,655)	29,890

Total Shareholders' Equity	30,292	45,673	57,662	(103,335)	30,292

Total Liabilities and Shareholders' Equity	$57,755	$69,347	$96,121	$(159,556)	$63,667

CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended December 31, 2004
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by operating activities	$32	$419	$410	$—	$861
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(287)	—	(287)
Acquisition of customer accounts (ADT dealer program)	—	—	(67)	—	(67)
Acquisition of businesses, net of cash acquired	—	—	(11)	—	(11)
Purchase accounting and holdback/earn-out liabilities	—	—	(17)	—	(17)
Divestiture of businesses, net of cash retained by businesses sold	—	—	166	—	166
Decrease in intercompany loans	—	93	—	(93)	—
Decrease in restricted cash	—	—	3	—	3
Other	—	—	(36)	—	(36)

Net cash provided by (used in) investing activities	—	93	(249)	(93)	(249)
Cash Flows From Financing Activities:
Net repayment of debt	—	(1,461)	(193)	—	(1,654)
Proceeds from exercise of share options	—	—	43	—	43
Dividends paid	(24)	—	—	—	(24)
Loan repayments to parent	—	—	(93)	93	—
Other	—	(2)	(13)	—	(15)

Net cash used in financing activities	(24)	(1,463)	(256)	93	(1,650)
Effect of currency translation on cash	—	—	80	—	80
Cash flow discontinued operations	—	—	(69)	—	(69)
Net increase (decrease) in cash and cash equivalents	8	(951)	(84)	—	(1,027)
Cash and cash equivalents at beginning of period	1	2,452	2,014	—	4,467

Cash and cash equivalents at end of period	$9	$1,501	$1,930	$—	$3,440

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 31, 2003
(in millions)

	Tyco International Ltd.	Tyco International Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$2,275	$36	$(1,241)	$—	$1,070
Cash Flows From Investing Activities:
Capital expenditures, net	—	—	(207)	—	(207)
Acquisition of customer accounts (ADT dealer program)	—	—	(70)	—	(70)
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Purchase accounting and holdback/earn-out liabilities	—	—	(49)	—	(49)
Divestiture of businesses, net of cash retained by businesses sold	—	—	1	—	1
Decrease (increase) in intercompany loans	218	(1,690)	—	1,472	—
Decrease in restricted cash	—	202	10	—	212
Other	—	(7)	(4)	—	(11)

Net cash provided by (used in) investing activities	218	(1,495)	(333)	1,472	(138)
Cash Flows From Financing Activities:
Net (repayment of) proceeds from debt	(2,480)	225	(83)	—	(2,338)
Proceeds from exercise of share options	—	—	10	—	10
Dividends paid	(25)	—	—	—	(25)
Loan proceeds from parent	—	—	1,472	(1,472)	—
Other	—	—	(12)	—	(12)

Net cash (used in) provided by financing activities	(2,505)	225	1,387	(1,472)	(2,365)
Effect of currency translation on cash	—	—	38	—	38
Cash flows from discontinued operations	—	—	(28)	—	(28)
Net decrease in cash and cash equivalents	(12)	(1,234)	(177)	—	(1,423)
Cash and cash equivalents at beginning of period	47	2,282	1,857	—	4,186

Cash and cash equivalents at end of period	$35	$1,048	$1,680	$—	$2,763

15.    Subsequent Event

       Subsequent to December 31, 2004 and through January 7, 2005, the Company repurchased an additional $116 million principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $187 million and $88 million principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for $149 million. These repurchases will result in a $135 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, in the second quarter of 2005.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read together with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Risk Factors" and "Forward-Looking Information."

Introduction

        The unaudited Consolidated Financial Statements include the consolidated accounts of Tyco International Ltd., a company organized under the laws of Bermuda, and its subsidiaries (Tyco and all its subsidiaries, hereinafter collectively referred to as "we," the "Company" or "Tyco") and have been prepared in United States Dollars.

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

        References to Tyco and the segment data are to the Company's continuing operations and prior period amounts have been reclassified to exclude the results of discontinued operations. The results of the Tyco Global Network ("TGN") business held for sale are presented within Corporate and Other.

Overview

        The following table details net revenue and net income ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$8,118	$7,657
Service revenue	1,947	2,008

Net revenue	$10,065	$9,665

Operating income	$1,396	$1,239
Interest income	37	26
Interest expense	(218)	(265)
Other expense, net	(161)	(8)

Income from continuing operations before income taxes and minority interest	1,054	992
Income taxes	(310)	(268)
Minority interest	(3)	(3)

Income from continuing operations	741	721
Loss from discontinued operations, net of income taxes	(3)	(2)
Loss on sale of discontinued operations, net of income taxes	(29)	—

Net income	$709	$719

        Net revenue for the first quarter of 2005 increased 4.1% to $10.1 billion from $9.7 billion in the first quarter of 2004. Net revenue increased in all segments. The effects of changes in foreign currency exchange rates in the first quarter of 2005 as compared to the first quarter of 2004 increased net revenue by $344 million, largely due to the strengthening of the Euro, Australian Dollar, Japanese Yen and British Pound against the U.S. Dollar.

        Operating income for the quarter ended December 31, 2004 increased 12.7% to $1.4 billion from $1.2 billion for the same period in the prior year, and operating margin increased 1.1% to 13.9%. The effects of changes in foreign currency exchange rates versus the first quarter of 2004 increased operating income by $49 million in the first quarter of 2005, again largely due to the strengthening of the Euro, Australian Dollar, Japanese Yen and British Pound against the U.S. Dollar.

        We continued to utilize cash to fund internal growth and strengthen the balance sheet, as well as return capital to shareholders during the quarter. We increased our investment in research and development to $215 million, an increase of 15% for the quarter ended December 31, 2004 as compared to the same period in the prior year. This increase was led by a 17% increase in Healthcare and a 15% increase in Electronics.

        During the first quarter of 2005 and through January 7, 2005, we repurchased $373 million principal amount of our 2.75% convertible subordinated debentures due 2018 with a 2008 put option and $88 million principal amount of our 3.125% convertible senior debentures due 2023 with a 2015 put option for a combined $745 million in cash. In addition to reducing debt, these repurchases reduced our diluted share count by approximately 20 million shares on an annualized basis. During the first quarter 2005, we also announced a substantial increase in our quarterly dividend from $0.0125 cents per share to $0.10 cents per share.

Quarter Ended December 31, 2004 Compared to Quarter Ended December 31, 2003

Fire and Security

        The following table sets forth net revenue, operating income and operating margin for Fire and Security ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$1,329	$1,315
Service revenue	1,553	1,517

Net revenue	$2,882	$2,832

Operating income	$283	$247
Operating margin	9.8%	8.7%

        Net revenue for Fire and Security increased 1.8% in the quarter ended December 31, 2004 over the quarter ended December 31, 2003, which was due to a 1.1% increase in product revenue and a 2.4% increase in service revenue. The increase in net revenue was primarily due to favorable changes in foreign currency exchange rates ($107 million), partially offset by the impact of divestitures.

        Operating income increased $36 million in the quarter ended December 31, 2004 over the same period in the prior year. This increase was primarily due to favorable changes in foreign currency exchange rates ($10 million), cost control measures related to operational excellence and prior year restructuring programs, partially offset by increased investment in sales and marketing. Results compared to the same quarter in the prior year benefited from restructuring, impairment and divestiture related charges in the quarter ended December 31, 2003 that were $5 million in excess of those incurred in the quarter ended December 31, 2004.

        Attrition rates for customers in our global electronic security services business increased to an average of 15.4% on a trailing twelve-month basis as of December 31, 2004, as compared to 15.1% as of September 30, 2004. This increase is in line with expectations due to the life cycle of legacy security monitoring accounts.

Electronics

        The following table sets forth net revenue, operating income and operating margin for Electronics ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$2,843	$2,719
Service revenue	36	119

Net revenue	$2,879	$2,838

Operating income	$414	$424
Operating margin	14.4%	14.9%

        Net revenue for Electronics increased 1.4% in the quarter ended December 31, 2004 over the quarter ended December 31, 2003. The increase in net revenue was primarily a result of favorable changes in foreign currency exchange rates ($120 million), as well as strong results in connectors and cable assemblies. Net revenue was adversely impacted by the change in fiscal year and conforming the reporting calendar of certain subsidiaries, which resulted in the December holiday related slow-down shifting into the first quarter from the second and the divestiture of the Electrical Contracting Services business ($88 million). In addition, the Telecommunication business increased $11 million due to a new cable contract.

        Operating income for the quarter ended December 31, 2004 included net restructuring and other credits approximating $1 million, as compared to net credits of $20 million in the quarter ended December 31, 2003. Operating income and operating margin decreased as compared to the same period in the prior year due primarily to conforming the reporting calendar of certain subsidiaries, as well as increased metal prices for copper and gold, partially offset by favorable changes in foreign currency exchange rates.

Healthcare

        The following table sets forth net revenue, operating income and operating margin for Healthcare ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$2,303	$2,162
Service revenue	16	18

Net revenue	$2,319	$2,180

Operating income	$581	$538
Operating margin	25.1%	24.7%

        Net revenue for Healthcare increased 6.4% in the quarter ended December 31, 2004 over the quarter ended December 31, 2003. This increase resulted primarily from growth in existing businesses and favorable changes in foreign currency exchange rates ($56 million). Growth in Healthcare's underlying businesses was primarily driven by increased revenue within Medical Devices and Supplies and, to a lesser extent, increases at Pharmaceuticals due to higher volume. These increases were offset slightly by decreased sales in Retail as a result of shortages in one of its key raw materials. The increase within Medical Devices and Supplies was largely driven by increased sales volume in the Surgical division and new product launches in the Medical division. The International division also experienced increased sales primarily in Europe offset by decreases in Japan.

        The increases in operating income and operating margin in the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 were due primarily to the favorable margin impact of the increased sales discussed above and a continued focus on maximizing operating efficiencies. Operating income and margin for the quarter ended December 31, 2004 included net restructuring, divestiture and other charges of $11 million, while operating income and margin for the quarter ended December 31, 2003 included net restructuring, divestiture and other charges of $3 million.

Engineered Products and Services

        The following table sets forth net revenue, operating income and operating margin for Engineered Products and Services ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$1,179	$1,037
Service revenue	334	349

Net revenue	$1,513	$1,386

Operating income	$172	$111
Operating margin	11.4%	8.0%

        Net revenue for Engineered Products and Services increased 9.2% in the quarter ended December 31, 2004 over the quarter ended December 31, 2003, which was due to a 13.7% increase in product revenue and a 4.3% decrease in service revenue. The increase in net revenue was partially due to favorable changes in foreign currency exchange rates ($58 million). Flow Control experienced increased sales in the Asia-Pacific region, primarily due to increasing demand in the domestic Chinese market for industrial valves, as well as in Latin America. Increased selling prices in Electrical and Metal Products due to increased costs of steel and other raw materials also contributed to increased revenue. The above increases in revenue were partially offset by lower volume in Electrical and Metal Products and a slight decrease of Infrastructure Services due to project timing. In addition, revenue was impacted by the change in fiscal year and conforming the reporting calendar of certain subsidiaries.

        The increases in operating income and operating margin in the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 were due primarily to higher selling prices, net of higher raw material costs, as well as the impact of operational excellence and cost reductions from prior period restructuring, and favorable changes in foreign currency exchange rates.

Plastics and Adhesives

        The following table sets forth net revenue, operating income and operating margin for Plastics and Adhesives ($ in millions):

	For the Quarters Ended December 31,
	2004	2003
Revenue from product sales	$464	$424
Operating income	$23	$12
Operating margin	5.0%	2.8%

        Net revenue for Tyco Plastics and Adhesives increased 9.4% in the quarter ended December 31, 2004 over the quarter ended December 31, 2003. Net revenue included a benefit from reflecting customer reimbursed freight costs in cost of sales for the quarter ended December 31, 2004 and favorable changes in foreign currency exchange rates ($3 million). Tyco Plastics sales increased due primarily to higher selling prices as a result of higher material costs. Tyco Adhesives had increased sales volume in the Corrosion Protection group, as well as the Industrial business. Ludlow Coated Products had an increase in sales of its Building Products and Flexible Packaging businesses. The above increases in revenue were partially offset by lower volume in A&E Products, which experienced a net decline primarily due to a decrease in volume across America, Asia and Europe.

        Operating income and operating margin both increased in the quarter ended December 31, 2004 as compared to the same period in 2003; however, prior year results included $30 million of restructuring, impairment and other charges compared to $1 million in the current year. That favorable impact was significantly offset by the inability to fully recover higher raw materials costs and weak performance at A&E Products.

Corporate and Other

        Corporate expenses were $77 million and $93 million in the quarters ended December 31, 2004 and 2003, respectively, which included operating losses of $20 million and $18 million, respectively, related to the TGN business held for sale.

Interest Income and Expense

        Interest income was $37 million and $26 million in the quarters ended December 31, 2004 and December 31, 2003, respectively. Interest expense was $218 million in the quarter ended December 31, 2004 as compared to $265 million in the quarter ended December 31, 2003. The decrease in interest expense reflects a lower debt balance and the impact of our interest rate swap program, which we initiated during the first quarter of 2004.

Other Expense, Net

        During the quarters ended December 31, 2004 and 2003, the Company recorded losses from the retirement of debt of $156 million and $5 million, respectively.

Income Taxes

        Our effective income tax rate was 29.4% and 27.0% during the quarters ended December 31, 2004 and 2003, respectively. The increase in the effective rate is primarily the result of an increase in charges that can not be benefited related to the loss on retirement of debt, partially offset by increased profitability in operations in jurisdictions with lower tax rates.

Divestitures and Discontinued Operations

        During the quarter ended December 31, 2004, the Company recorded net losses and impairments on divestitures of $18 million, including $3 million in cost of sales, in continuing operations. These charges were in connection with the divestiture and liquidation of businesses, as well as the write-down to estimated fair value of certain held for sale businesses. In addition, the Company also recorded losses on the sale of discontinued operations of $47 million ($29 million after tax) to reflect the final losses on sale, including costs to sell, and to write the carrying value of such assets down to their estimated fair value.

        During the quarter ended December 31, 2004, the Company divested four businesses that were reported as continuing operations in Fire and Security and Engineered Products and Services for aggregate proceeds of $19 million in cash. Total assets and total liabilities of the divested businesses were $62 million and $42 million, respectively. The total assets included cash retained by the businesses sold of $9 million.

        Net revenue and net income for the quarter ended December 31, 2004 related to businesses divested in fiscal 2005 that were reported as continuing operations were $24 million and $0 million, respectively. Net revenue and net loss for the quarter ended December 31, 2003 related to businesses divested in fiscal 2005 and 2004 that were reported as continuing operations were $186 million and $(5) million, respectively.

        During the quarter ended December 31, 2004, the Company divested six businesses that were reported as discontinued operations within Fire and Security and Engineered Products and Services for aggregate proceeds of $156 million in cash. Total assets and total liabilities of the divested businesses were $364 million and $166 million, respectively.

        Net revenue of discontinued operations for the quarters ended December 31, 2004 and 2003 was $124 million and $214 million, respectively. Pretax loss of discontinued operations for the quarters ended December 31, 2004 and 2003 was $4 million and $2 million, respectively.

        In November 2004, Tyco agreed to sell the TGN to one of India's telephone and internet service providers for $130 million. If the sale is consummated, the Company expects to record a gain. The sale is subject to governmental approval in the United States, India and other countries. The Company has presented the operations of the TGN in continuing operations as the criteria for discontinued operations have not been met.

Acquisitions

        During the quarter ended December 31, 2004, the Company completed three acquisitions within Electronics and Engineered Products and Services for an aggregate cost of $11 million. These acquisitions did not have a material effect on the Company's financial position, results of operations or cash flows.

Change in Fiscal Year and Reporting Calendar Alignment

        Effective October 1, 2004, Tyco changed its fiscal year end from a calendar fiscal year ending September 30 to a "52-53 week" year ending on the Friday nearest September 30, such that each quarterly period will be 13 weeks in length. Once every seven years, starting in 2011, the fourth quarter reporting period will be 14 weeks. In addition, certain of our subsidiaries had consistently closed their books up to one month prior to our fiscal period end. These subsidiaries now report results for the same period as the reported results of the consolidated Company. The impact of this change was not material to the Consolidated Financial Statements. This change is also consistent with our ongoing efforts to enhance controls and improve the transparency of our reporting, as this change better aligns our external reporting with our internal operational processes. Net income for the transition period related to this change was $26 million and was reported within Shareholders' Equity.

Critical Accounting Policies

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

        We believe that our accounting policies for depreciation and amortization of security monitoring systems, goodwill, revenue recognition, income taxes and long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. In the first quarter of 2005, there were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the "2004 Form 10-K").

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations ($ in millions).

	For the Quarters Ended December 31,
	2004	2003
Cash flows from operating activities:
Operating income	$1,396	$1,239
Non-cash restructuring, impairment and other (credits) charges, net	(4)	6
Non-cash losses and impairments on divestitures, net	18	—
Depreciation and amortization(1)	541	548
Deferred income taxes	94	108
Provision for losses on accounts receivable and inventory	72	70
Debt and refinancing cost amortization	10	21
Other, net	37	7
Net increase in working capital	(812)	(422)
Interest income	37	26
Interest expense	(218)	(265)
Income tax expense	(310)	(268)

Net cash provided by operating activities	$861	$1,070

Other cash flow items:
Capital expenditures, net(2)	$(287)	$(207)
Dividends paid	(24)	(25)
Decrease in the sale of accounts receivable	9	47
Acquisition of customer accounts (ADT dealer program)	(67)	(70)
Purchase accounting and holdback/earn-out liabilities	(17)	(49)

(1)
For the quarters ended December 31, 2004 and 2003, included depreciation expense of $377 million and $373 million, respectively, and amortization of intangible assets of $164 million and $175 million, respectively.

(2)
Included net proceeds received for the sale/disposition of property, plant and equipment of
$20 million and $30 million for the quarters ended December 31, 2004 and 2003, respectively.

        Cash flows from operating activities and other cash flow items by segment were as follows ($ in millions).

	For the Quarter Ended December 31, 2004
	Fire and Security	Electronics	Healthcare	Engineered Products and Services	Plastics and Adhesives	Corporate and Other	Total
Cash flows from operating activities:
Operating income (loss)	$283	$414	$581	$172	$23	$(77)	$1,396
Non-cash restructuring, impairment and other (credits) charges, net	—	(4)	—	—	—	—	(4)
Non-cash losses (gains) and impairments on divestitures, net	8	—	11	(1)	—	—	18
Depreciation	147	125	63	29	11	2	377
Intangible assets amortization	133	15	14	1	1	—	164

Depreciation and amortization	280	140	77	30	12	2	541
Deferred income taxes	—	—	—	—	—	94	94
Provision for losses on accounts receivable and inventory	18	18	11	19	6	—	72
Debt and refinancing cost amortization	—	—	—	—	—	10	10
Net (increase) decrease in working capital and other	(298)	(226)	(209)	(158)	(30)	146	(775)
Interest income	—	—	—	—	—	37	37
Interest expense	—	—	—	—	—	(218)	(218)
Income tax expense	—	—	—	—	—	(310)	(310)

Net cash provided by (used in) operating activities	$291	$342	$471	$62	$11	$(316)	$861

Other cash flow items:
Capital expenditures, net	$(91)	$(133)	$(48)	$(21)	$(9)	$15	$(287)
Dividends paid	—	—	—	—	—	(24)	(24)
Decrease in sale of accounts receivable	1	1	7	—	—	—	9
Acquisition of customer accounts (ADT dealer program)	(67)	—	—	—	—	—	(67)
Purchase accounting and holdback/earn-out liabilities	(3)	(4)	(7)	(3)	—	—	(17)

        The net change in working capital was a cash decrease of $812 million in the quarter ended December 31, 2004, including cash paid for restructuring and other charges of $60 million. The components of this change are set forth in detail in the Consolidated Statements of Cash Flows. The significant changes in working capital included a $330 million decrease in accrued and other current liabilities during the quarter, primarily related to the annual payout of cash bonuses in the quarter for performance in the prior year, a $236 million increase in accounts receivable and a $372 million increase in inventories, partially offset by an increase in accounts payable of $110 million.

        During the quarter ended December 31, 2004, we paid $17 million relating to purchase accounting and holdback/earn-out liabilities related to certain prior period acquisitions. Holdback liabilities represent a portion of the purchase price that is withheld from the seller pending finalization of the acquisition balance sheet. Certain acquisitions have provisions that require Tyco to make additional "earn-out" payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by Tyco. These earn-out payments are tied to certain performance measures, such as revenue, gross margin or earnings growth.

        At December 31, 2004, the acquisition liabilities on our Consolidated Balance Sheets were $109 million, of which $35 million is included in accrued and other current liabilities and $74 million is included in other liabilities. In addition, holdback/earn-out liabilities on our Consolidated Balance Sheets were $177 million, of which $61 million are included in accrued and other current liabilities and $116 million are included in other liabilities.

        During the quarter ended December 31, 2004, we purchased approximately 75,100 customer contracts for electronic security services through the ADT dealer program for cash of $67 million.

        As previously disclosed, we implemented a divestiture program in November 2003. We initially estimated that the potential proceeds, excluding the proceeds from the sale of the TGN, could be at least $400 million once the program is completed. Cumulative proceeds through the date of this filing were approximately $450 million. As part of this program, in November 2004, we agreed to sell the TGN, our undersea fiber optic telecommunications network, to one of India's telephone and internet service providers for $130 million. If the sale is consummated, the Company expects to record a gain. The sale is subject to governmental approval in the United States, India and other countries.

        We continue to fund capital expenditures to improve the cost structure of our businesses, to invest in new processes and technology, and to maintain high quality production standards. The level of capital expenditures is not expected to exceed depreciation in 2005 and is expected to increase relative to the level of spending in 2004.

        The provision for income taxes for the quarter ended December 31, 2004 was $310 million, and the amount of income taxes paid, net of refunds, during the quarter was $212 million. The difference is due to timing differences, as well as net operating loss carryforward utilization and audit settlement refunds.

Capitalization

        Shareholders' equity was $32.1 billion, or $15.94 per share, at December 31, 2004, compared to $30.3 billion, or $15.07 per share, at September 30, 2004. The increase in shareholders' equity was due primarily to favorable foreign currency translation adjustments of $1,160 million for the quarter ended December 31, 2004 and net income of $709 million, offset to a lesser extent by the increase in dividends declared.

        At December 31, 2004, total debt was $15.5 billion, as compared to $16.7 billion at September 30, 2004. Total debt as a percentage of total capitalization (total debt and shareholders' equity) was 33% at December 31, 2004 and 36% at September 30, 2004. The decrease in debt resulted principally from scheduled repayments of debentures and, to a lesser extent, repurchase of the convertible debentures discussed below. This decrease in debt was partially offset by the effects of changes in foreign exchange rates, reflecting a weaker U.S. Dollar. Our cash balance decreased to $3.4 billion at December 31, 2004, as compared to $4.4 billion at September 30, 2004. The decrease in cash was primarily due to the debt repayments discussed above, as well as capital expenditures, offset by cash flows from operations and, to a lesser extent, proceeds from the sale of businesses.

        On December 16, 2004, Tyco International Group S.A., a wholly-owned subsidiary of the Company organized under the laws of Luxembourg ("TIGSA"), entered into a $1.0 billion 5-year revolving credit facility expiring on December 16, 2009. This facility replaced TIGSA's $1.0 billion 364-day revolving credit facility, which was terminated prior to its scheduled expiration date of December 20, 2004. There were no amounts outstanding under the 364-day revolving credit facility on the date of its termination. TIGSA also holds a $1.5 billion 3-year revolving bank credit facility expiring on December 22, 2006 and a $500 million 3-year unsecured letter of credit facility expiring on June 15, 2007. At December 31, 2004 there were no amounts drawn on these facilities.

        In the first quarter of 2005, the Company repurchased $257 million principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $409 million. The repurchase resulted in a $156 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, which is reflected in other expense, net in the Consolidated Statements of Income. Subsequent to December 31, 2004 and through January 7, 2005, the Company repurchased an additional $116 million principal amount of its outstanding 2.75% convertible senior debentures due 2018 with a 2008 put option for $187 million and $88 million principal amount of its outstanding 3.125% convertible senior debentures due 2023 with a 2015 put option for $149 million. These subsequent repurchases will result in a $135 million loss on the retirement of debt, including the write-off of unamortized debt issuance costs, in the second quarter of 2005.

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

        The Company's bank credit agreements contain a number of financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on the incurrence of liens. At December 31, 2004, the Company had two remaining synthetic lease facilities, with other covenants, including interest coverage and leverage ratios. The Company's outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions. None of these covenants are presently considered restrictive to the Company's operations. The Company is currently in compliance with all of its debt covenants.

        On December 9, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company's common shares from $0.0125 to $0.10 per share. The dividend was payable on February 1, 2005 to shareholders of record as of January 3, 2005. As a result, the expected additional cash outflow will be approximately $525 million related to dividends paid during 2005.

Commitments and Contingencies

        Except as discussed below, the Company's contractual obligations as well as commitments for minimum lease payment obligations under non-cancelable operating leases have not changed materially from those previously discussed in the 2004 Form 10-K.

        At December 31, 2004, the Company had a contingent liability of $80 million related to the 2001 acquisition of Com-Net by Electronics. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. No provision has been made in Tyco's Consolidated Financial Statements as the outcome of this contingency cannot be reasonably determined.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows.

Class Actions

        For a discussion of contingencies related to Tyco's securities class actions, shareholder derivative litigation, ERISA litigation, and litigation against our former senior management, see Note 9 to our

Consolidated Financial Statements. We are generally obligated to indemnify our directors and officers and our former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Investigations

        For a discussion of contingencies related to governmental investigations related to Tyco, see Note 9 to our Consolidated Financial Statements. We are cooperating with these investigations and are complying with these requests. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that the Company will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact the Company's business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on the Company's business. It is not possible at this time to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters.

Intellectual Property Litigation

        The Company is party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate. For a detailed discussion of contingencies related to Tyco's intellectual property litigation, see Note 9 to our Consolidated Financial Statements.

Environmental Matters

        Tyco is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2004, Tyco concluded that it was probable that it would incur remedial costs in the range of approximately $169 million to $439 million. As of December 31, 2004, Tyco concluded that the best estimate within this range is approximately $263 million, of which $35 million is included in accrued and other current liabilities and $228 million is included in other liabilities on the Company's Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $263 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations or cash flows.

Asbestos Matters

        For a detailed discussion of contingencies related to Tyco's asbestos matters, see Note 9 to our Consolidated Financial Statements. We believe that we and our subsidiaries have substantial indemnification protection and insurance coverage, subject to applicable deductibles, with respect to asbestos claims. These indemnitors and the relevant carriers typically have been honoring their duty to defend and indemnify. We believe that we have valid defenses to these claims and intend to continue to defend them vigorously. Additionally, based on our historical experience in asbestos litigation and an analysis of our current cases, we believe that we have adequate amounts recorded for potential settlements and adverse judgments in asbestos-related litigation. While it is not possible at this time to determine with certainty the ultimate outcome of these asbestos-related proceedings, we believe that the final outcome of all known and anticipated future claims, after taking into account our substantial indemnification rights and insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows.

Income Tax Matters

        Tyco and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. In connection with such examinations, tax authorities, including the United States Internal Revenue Service ("IRS"), have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been recorded through the income tax provision. We cannot provide assurance that the ultimate resolution of these tax deficiencies and contingencies will not have a material adverse effect on our financial condition, results of operations or cash flows.

        The American Jobs Creation Act of 2004 (the "AJCA"), signed into law in October 2004, replaces an export incentive with a deduction from domestic manufacturing income. It is not expected that the AJCA will have a material impact on the Company's income tax provision. The AJCA also allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 or 2006 at an effective tax rate of 5.25%. The Company is reviewing whether to take advantage of this new provision of the AJCA.

Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Backlog

        At December 31, 2004, Tyco had a backlog of unfilled orders of $13.4 billion, compared to a backlog of $13.2 billion at September 30, 2004. Backlog by segment was as follows ($ in millions):

	December 31, 2004	September 30, 2004(1)
Fire and Security	$6,880	$6,726
Engineered Products and Services	3,613	3,469
Electronics	2,415	2,454
Healthcare	252	280
Plastics and Adhesives	118	118
Corporate and Other	138	120

	$13,416	$13,167

(1)
Divestitures impacted our segments as we implemented a divestiture program in early 2004. In addition, the results of the TGN business held for sale are presented within Corporate and Other.

        Within Fire and Security, backlog increased primarily as a result of favorable foreign currency exchange rates. Backlog for Fire and Security included recurring "revenue-in-force," which represents twelve months' fees for monitoring and maintenance services under contract in the security business. The amount of recurring revenue-in-force at December 31, 2004 and September 30, 2004 was

$3,634 million and $3,559 million, respectively. Within Electronics, backlog decreased primarily due to the absence of backlog related to the final portion of the Electrical Contracting Services business that was sold during the quarter ended September 30, 2004. Within Engineered Products and Services, backlog increased primarily as a result of favorable foreign currency exchange rates and increased orders. Backlog in Healthcare and Plastics and Adhesives represents unfilled orders, which, in the nature of the business, are normally shipped shortly after purchase orders are received. We do not view backlog in Healthcare and Plastics and Adhesives to be a significant indicator of the level of future sales activity.

Off-Balance Sheet Arrangements

Sale of Accounts Receivable

        At December 31, 2004 and September 30, 2004, the availability under our corporate accounts receivable programs was $550 million and $625 million, respectively. No amounts were utilized under these corporate programs at December 31, 2004 or September 30, 2004. The aggregate amount outstanding under international accounts receivable programs was $99 million at both December 31, 2004 and September 30, 2004.

Guarantees

        The Company's guarantees have not changed materially from those previously discussed in the 2004 Form 10-K.

Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF No. 04-8 became effective for Tyco on October 1, 2004 and required retroactive restatement of previously reported earnings per share. The adoption of this EITF did not impact diluted earnings per share for the quarters ended December 31, 2004 or 2003 and is not expected to have a significant impact on earnings per share for the current or prior fiscal year.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the first quarter of fiscal 2006 for Tyco. The Company is currently assessing the impact that SFAS No. 151 will have on the results of its operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation cost will be measured based on the grant-date fair value and will be recognized over the vesting period. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma disclosure regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation is presented in the Employee Share Option Plans section of Note 1 to the Consolidated Financial Statements. SFAS No. 123R will become effective in the fourth quarter of fiscal 2005 for Tyco. The Company is currently assessing the impact that the new standard will have on the results of its operations, financial position or cash flows.

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

        As a result of actions taken by our former senior corporate management, Tyco, some members of our former senior corporate management, former members of our Board of Directors and our current Chief Executive Officer and Chief Financial Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco, certain of our current and former employees, some members of our former senior corporate management and some former members of the Board of Directors of Tyco International (US), Inc. also are named as defendants in several ERISA class actions. In addition, Tyco and some members of our former senior corporate management are subject to an SEC inquiry, and some members of our former senior corporate management are named as defendants in criminal cases being prosecuted by the District Attorney of New York County. The findings and outcomes of the prosecutions and the SEC civil action may affect the course of the purported securities class actions and ERISA class actions pending against Tyco. We are generally obligated to indemnify our directors and officers and our former directors and officers who are also named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. We are unable at this time to estimate what our ultimate liability in these matters may be, and it is possible that we will be required to pay judgments or settlements and incur expenses, in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

  Continued scrutiny resulting from ongoing governmental investigations may have an adverse effect on our business.

        We and others have received subpoenas and requests from the SEC's Division of Enforcement, the District Attorney of New York County, the United States Department of Labor and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls. Certain current and former employees in Fire and Security received subpoenas from the SEC's Division of Enforcement seeking testimony related to past accounting practices regarding the ADT dealer connect fees. As previously reported in our periodic filings, these practices have been discontinued. The Department of Labor is investigating Tyco and the administrators of certain of our benefit plans. At this time, we cannot predict when these investigations will be completed, nor can we predict what the results of these investigations may be. It is possible that we will be required to pay material fines, consent to injunctions on future conduct, lose the ability to conduct business with government instrumentalities (which in turn could negatively impact our business with non-governmental customers) or suffer other penalties, each of which could have a material adverse effect on our business. We cannot provide assurance that the effects and results of these or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

  Examinations and audits by tax authorities, including the IRS, could result in additional tax payments for prior periods.

        Tyco and our subsidiaries' income tax returns are periodically examined by various tax authorities. Tyco is currently under audit by the IRS for the years 1997 to 2000. In connection with such examinations, tax authorities, including the IRS, have raised issues and proposed tax deficiencies. We are reviewing the issues raised by the tax authorities and are contesting certain of the proposed tax deficiencies. Amounts related to these tax deficiencies and other tax contingencies that management has assessed as probable and estimable have been accrued through the income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

  •
  pressure on, and inducements to, segment and unit managers to increase current earnings, including decisions as to what accounting treatment to employ; and

  •
  a lack of a stated and demonstrable commitment by former senior corporate management to set high standards of ethics, integrity, accounting and corporate governance.

While we have implemented new procedures, we cannot provide assurance that we will not discover that there have been further instances of breakdowns in our internal controls and procedures.

  Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We estimate that our available cash and our cash flow from operations will be adequate to fund our operations and service our debt for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with our pending litigation or investigations. Any material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations and cash flows.

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

        We have been notified by the United States Environmental Protection Agency, certain foreign and state environmental agencies, and some third parties that conditions at a number of sites where we and others disposed of hazardous substances require cleanup and other possible remedial action and may require that we reimburse the government or otherwise pay for the cost of cleanup of those sites and/or for natural resource damages. We also have a number of projects underway at several of our current and former manufacturing facilities in order to comply with environmental laws or otherwise remediate environmental contamination. These projects relate to a variety of activities, including:

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

        The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. We have concluded that it is probable that we would incur remedial costs in the range of approximately $169 million to $439 million. We concluded that the best estimate within this range is approximately $263 million, of which $35 million is included in accrued and other current liabilities and $228 million is included in other liabilities on our Consolidated Balance Sheets as of December 31, 2004. Environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with such laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. See Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Our net revenue derived from sales in non-U.S. markets for 2004 was 47.4%, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the foreign currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. Dollars, our functional currency.

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

        We monitor these exposures as an integral part of our overall risk management program. In some cases, we purchase hedges or enter into contracts to insulate our results of operations from these fluctuations. Nevertheless, changes in currency exchange rates, commodity prices and interest rates may have a material adverse effect on our results of operations and financial condition.

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

        The United States Food and Drug Administration regulates the approval, manufacturing and sale and marketing of many of our healthcare products. Failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls, withdrawals or declining sales.

  Our ADT business has generally experienced higher rates of customer attrition, which may reduce our future revenue and has caused us to change the useful life of accounts, increasing our depreciation and amortization expense.

        Attrition rates for customers in our global electronic security services business was 15.1% on a trailing 12-month basis as of September 30, 2004. The attrition rate increased slightly to an average of 15.4% on a trailing 12-month basis as of December 31, 2004. If attrition rates show an upward trend, ADT's recurring revenue and results of operations will be adversely affected. Tyco amortizes the costs of ADT's contracts and related customer relationships purchased through the ADT dealer program using a double-declining balance method based on a ten-year life for the first eight years of the estimated life of the customer relationships, converting to the straight-line method of amortization to completely amortize the asset pool by the end of the twelfth year. Internally generated residential and commercial account pools are amortized using a straight-line method over ten to fourteen years. If the attrition rates were to rise for these account pools, then Tyco may be required to accelerate the amortization of the costs related to these pools, which could cause a material adverse effect on our financial condition, results of operations and cash flows.

  Our reputation and our ability to do business may be impaired by improper conduct by any of our employees or agents or those of our subsidiaries.

        Tyco and its subsidiaries operate in many parts of the world that have experienced governmental corruption to some degree, including, but not limited to, Asia, Latin America and Europe. Tyco's policy mandates strict compliance with the United States Foreign Corrupt Practices Act, as amended, and local laws prohibiting corrupt payments to government officials. Nonetheless, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees that would violate U.S. and/or foreign laws, including the laws governing payments to government officials. These actions could subject the Company to civil or criminal investigations in the United States and in other jurisdictions and could lead to penalties, including substantial monetary fines, against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

        An allegation was brought to our attention that during the period from 1999 through 2003 certain improper payments were made by a non-U.S. subsidiary of Tyco with 2004 revenue of $40 million. With the assistance of outside counsel, we conducted an internal investigation into these allegations and whether certain payments were correctly recorded in the books and records of the subsidiary. We have taken remedial steps and have reported the results of our investigation to the Department of Justice and the SEC and are cooperating with their inquiries.

  Covenants in our debt instruments may adversely affect us.

        Our bank credit agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth and limits on the incurrence of liens. We have synthetic lease facilities with other covenants, including interest coverage and leverage ratios. Our outstanding indentures contain customary covenants including limits on negative pledges, subsidiary debt and sale/leaseback transactions.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See "Liquidity and Capital Resources—Capitalization" above.

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

        In 2003, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other foreign-chartered companies to participate in certain state contracts. To date, Tyco companies have requested waivers which have been granted or are still pending with two requests having been denied. However, there is no reliable process for how that waiver authority will be exercised and how the provision for such waivers will affect Tyco's business.

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

        Tyco's revenue related to direct sales to the U.S. federal government and the State of California accounted for less than 2.0% and 0.1%, respectively, of our total net revenue for 2004, and we expect those levels to continue. We are unable to predict, however, whether the final form of the proposed legislation discussed above would also affect Tyco's indirect sales to the U.S. federal or state governments or the willingness of Tyco's non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and can provide no assurance that the impact will not be materially adverse.

Tax Legislation

        The United States Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. In October 2004, the United States Congress enacted such legislation, which did not, however, retroactively apply to the 1997 acquisition of Tyco International Ltd. by ADT Limited. We expect various tax proposals to be introduced in the United States Congress in the future and cannot provide assurance that these proposals would not have adverse effects on Tyco if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our business.

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

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Tyco's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product expansion, backlog, the consummation and benefits of acquisitions and divestitures or other matters, as well as financings and repurchases of debt or equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things:

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

  •
  availability of and fluctuations in the prices of key raw materials, including steel and resin;

  •
  economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

  •
  the ability to achieve cost savings in connection with the Company's strategic restructuring and Six Sigma initiatives;

  •
  potential further impairment of our goodwill;

  •
  the impact of fluctuations in the price of Tyco common shares;

  •
  changes in U.S. and non-U.S. government regulations in general, and in particular changes in rules and regulations regarding the safety, efficacy, sales, promotions, insurance reimbursement and pricing of Tyco's disposable medical products and other specialty products, and regarding Tyco's ability to operate and set prices with respect to its undersea cable communications systems;

  •
  the possible effects on Tyco of pending legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from Tyco's incorporation in Bermuda or deny U.S. government contracts to Tyco based upon its incorporation in Bermuda; and

  •
  the potential distraction costs associated with negative publicity relating to the actions of our former senior corporate management.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2004 Form 10-K. In order to manage the volatility relating to our more significant market risks, we enter into forward foreign currency exchange contracts, cross-currency swaps, foreign currency options, and interest rate swaps. In order to achieve an appropriate balance of fixed and floating rate debt through the use of swaps, Tyco has swapped $3.1 billion notional amount of its fixed rate debt to floating rate debt. We are currently receiving a weighted-average fixed rate of 6.3% and paying a weighted-average variable rate of six-month LIBOR plus 1.4% under these swap arrangements.

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

Item 4.    Controls and Procedures

        On September 17, 2002 and December 30, 2002 we reported in Current Reports on Form 8-K the findings of the Company's investigations that identified internal control weaknesses in our accounting and financial reporting. These findings have played a significant role in our efforts to strengthen our internal control environment in such areas as acquisition accounting, restructuring, financial and legal controls, reserve utilization, incentive compensation and a number of other areas relevant to our financial statements. Tyco's senior management and Board of Directors continue their comprehensive, diligent efforts in reviewing Tyco's internal controls and policies and procedures. These efforts have been enhanced and expanded as a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOx 404"), which have not yet been completed. Although the framework has been put in place to materially improve the control structure of Tyco, it will take some time to realize all of the benefits from our initiatives.

        As previously reported in our periodic filings, during 2003 and 2004, our Board of Directors and senior management initiated numerous actions to improve our corporate governance and internal control over financial reporting. We remain committed to continued improvement and additional actions during the period covered by this report are as follows:

  •
  During the first quarter of 2005, the Company continued to implement substantial changes to the tax reporting and compliance processes, including preparation of amended federal U.S. income tax returns, hiring and training of additional tax personnel and the completion of a comprehensive review, analysis and reconciliation of deferred tax assets and liabilities.

        In connection with our SOx 404 compliance efforts, we have invested significant resources in documenting, analyzing and testing our internal controls. As necessary, we have taken, and currently continue to take, actions to remediate control gaps identified including additional information technology controls, improved segregation of duties, predominantly in our smaller entities, further formalization of our controllership guide, extensive training on generally accepted accounting principles and internal controls and enhanced monitoring controls. We are committed to ongoing assessments of our controls and their effectiveness, the results of which will be reported to our shareholders.

        Senior management believes based on its knowledge that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. We cannot provide assurance that new problems will not be found in the future. We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud because no control system can provide absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tyco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or by collusion of two or more people. We expect to continue to improve our controls with each passing quarter. Our Board of Directors and senior management are committed not only to a sound internal control environment but also to be recognized as a leader in corporate governance.

        As of the end of the period covered by this report, an evaluation was performed of the effectiveness of the design and operation of Tyco's disclosure controls and procedures by senior management. Based on that evaluation, Tyco's management, including the CEO and CFO, concluded that these disclosure procedures and controls are effective. There have been no significant changes in internal controls for the period covered by this report. Tyco will continue to make ongoing assessments of these controls and procedures.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Except as discussed below, there have been no material developments in the Company's legal proceedings since the Company filed the 2004 Form 10-K. For a description of the Company's previously reported legal proceedings, refer to Part I, Item 3. Legal Proceedings, in the 2004 Form 10-K.

Securities Class Actions

        As previously reported in the 2004 Form 10-K, Tyco and certain of our former directors and officers have been named as defendants in more than two dozen securities class actions. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 7, 2005, the Company answered the plaintiffs' consolidated complaint.

        As previously reported in our periodic filings, the Company appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Mandel v. Tyco International Ltd., Myers v. Tyco International Ltd., Rappold v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss the Company's appeal. On December 29, 2004, the United States District Court for the First Circuit granted plaintiffs' motion and dismissed the Company's appeal.

        As previously reported in our periodic filings, a class action complaint, Ezra Charitable Trust v. Tyco International Ltd., was filed in the United States District Court for the Southern District of Florida. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Thereafter, the Company moved to dismiss the complaint, which motion remains pending before the Court. On December 23, 2004, plaintiff moved to amend the complaint. The proposed amendment asserts cause of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco International Ltd. and Edward Breen, our current Chief Executive Officer, and seeks to add as defendants David FitzPatrick, our current Chief Financial Officer, and PricewaterhouseCoopers LLP, our former independent auditors. As against defendants Breen and FitzPatrick, the complaint asserts a cause of action under Section 20(a) of the Securities Exchange Act of 1934.

        As previously reported in our periodic filings, the United States District Court for the District of New Hampshire granted one plaintiff's motion for appointment as lead plaintiff in Stumpf v. Tyco International Ltd. and O'Loughlin v. Tyco International Ltd. On December 10, 2004, lead plaintiff Mark Newby filed a Consolidated Securities Class Action complaint purporting to represent a class of purchasers of TyCom securities between July 26, 2000 and December 17, 2001. Plaintiff names as defendants Tyco International Ltd., TyCom, Ltd., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Citigroup Inc., along with certain former Tyco and TyCom executives. The complaint asserts causes of action under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Tyco, TyCom, Goldman Sachs, Merrill Lynch, Citigroup and certain former Tyco and TyCom executives. The complaint alleges the TyCom registration statement and prospectus was inaccurate, misleading and failed to disclose facts necessary to make the registration statement and prospectus not misleading. Further, the complaint alleges the defendants violated securities laws by making materially false and misleading statements and omissions concerning, among other things, executive compensation, Tyco's and TyCom's finances and TyCom's business prospects. This action remains pending in the United States District Court for the District of New Hampshire.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, on October 14, 2004, the United States District Court for the District of New Hampshire dismissed the Consolidated Derivative action then pending. Plaintiffs have filed their notice of appeal in the United States Court of Appeals for the First Circuit seeking to reverse the district court's dismissal.

ERISA Litigation

        As previously reported in our periodic filings, Tyco and certain of our current and former employees, officers and directors, have been named as defendants in eight class actions brought under the Employee Retirement Income Security Act. The complaints purported to bring claims on behalf of the Tyco International (US) Inc. Retirement Savings and Investment Plans and the participants therein. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, the Company's motion to dismiss certain additional individual defendants from the action. Also, on January 27, 2005, the Company answered the plaintiffs' consolidated complaint.

Tyco Litigation Against Former Senior Management

        As previously reported in our periodic filings, we have filed a number of civil complaints against certain of our former directors and executive officers for breach of fiduciary duty and other wrongful conduct. In addition, as previously disclosed in our periodic filings, we have filed a civil complaint against our former Chairman and Chief Executive Officer and our former Chief Financial Officer pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in our common shares believed to exceed $40 million. The Judicial Panel on Multidistrict Litigation has transferred each of these actions to the United States District Court for the District of New Hampshire.

Subpoenas and Document Requests From Governmental Entities; Investigations

        As previously reported in our periodic filings, we and others have received various subpoenas and requests from the SEC, the District Attorney of New York County, the United States Department of Labor and others seeking the production of voluminous documents in connection with various investigations into our governance, management, operations, accounting and related controls.

        As previously reported in our periodic filings, we received an order from the SEC to report facts and circumstances involving our participation, if any, in the United Nations Oil for Food Program governing sales of Iraqi oil. We have provided information responsive to the order and will fully cooperate in ongoing investigations.

Intellectual Property Litigation

        As previously reported in our periodic filings, we are party to a number of patent infringement and antitrust actions. Tyco has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

        As previously reported in our periodic filings, Applied Medical Resources Corp. ("Applied Medical") v. United States Surgical ("U.S. Surgical") is a patent infringement action in which U.S. Surgical, a subsidiary of Tyco, is the defendant. In February 2002, the United States District Court for the Central District of California held that U.S. Surgical's VERSASEAL universal seal system, contained in certain surgical trocar and access devices manufactured by U.S. Surgical, infringed certain of the plaintiff's patents. The district court entered a permanent injunction against U.S. Surgical based upon infringement of one of the three patents involved in the suit. The United States Court of Appeals for the Federal Circuit affirmed the district court's permanent injunction ruling in September 2003 for the

VERSASEAL product, which is no longer on the market. In October 2003, the district court ruled in U.S. Surgical's favor, holding that two other patents involved in the case were invalid. A trial on damages for the earlier infringement ruling in the district court concluded on July 27, 2004. The jury awarded Applied Medical $43.5 million in damages and returned a finding that the earlier infringement was willful, giving the district court discretion to enhance those damages to up to treble the damages awarded to Applied Medical by the jury. On October 1, 2004, the district court issued post-trial rulings that (i) denied U.S. Surgical's motion to set aside the jury's finding on willfulness; and (ii) granted Applied Medical's motion for enhanced damages, enhancing the jury's damages award by 25%, or $11 million. On January 27, 2005, the district court awarded Applied Medical $10 million in costs, prejudgment interest and attorneys' fees. Thus, Applied Medical's total award is $64.5 million. U.S. Surgical will appeal the damages award and the willfulness finding to the court of appeals. Tyco has recorded a liability related to this matter and does not expect to incur material losses beyond what has already been accrued.

        On July 31, 2003, Applied Medical filed another patent infringement suit against U.S. Surgical in the United States District Court for the Central District of California. The complaint alleges that U.S. Surgical's VERSASEAL Plus trocar product infringes Applied Medical's U.S. Patent No. 5,385,533. Applied Medical seeks injunctive relief and unspecified monetary damages, including enhanced damages for alleged willful infringement. Applied Medical filed a motion for a preliminary injunction, which the district court denied on December 23, 2003. On February 7, 2005, the district court granted U.S. Surgical's motion for summary judgment.

Environmental Litigation

        As previously reported in our periodic filings, on certain dates in 2002 and 2003, a business within Engineered Products and Services reported purportedly incorrect data relating to landfill gas monitoring at four landfill sites in Ohio. To our knowledge, no action or proceeding has been filed by any state or federal authority in this matter to date.

Commercial Litigation

        As previously reported in our periodic filings, one of our subsidiaries is party to a franchise dispute. The Company has assessed the status of this matter and does not expect to incur material losses beyond what has already been accrued.

Asbestos Matters

        As previously reported in our periodic filings, like many other companies, Tyco and some of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. The majority of these cases have been filed against subsidiaries in Healthcare and Engineered Products and Services. Each case typically names between dozens to hundreds of corporate defendants. The Company will continue to vigorously defend these lawsuits and the Company has not suffered an adverse verdict in a trial court proceeding related to asbestos claims. When appropriate, the Company settles claims. However, the total amount paid to date to settle and defend all asbestos claims has been immaterial. As of December 31, 2004, there were approximately 15,000 asbestos liability cases pending against the Company and our subsidiaries.

Other Matters

        As previously reported in our periodic filings, the Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
12/1/04–12/31/04(1)	3,788	$36.10	—	—
12/1/04–12/31/04(2)	11,260,098	$36.30	11,260,098	—

(1)
Transactions represent the purchase of restricted shares from employees to satisfy tax withholding requirements on such equity-based transactions. None of these transactions were made in the open market. The average price paid per share is based upon the high and low closing sales prices on the New York Stock Exchange on the date of the transaction.

(2)
Transactions represent the repurchase of a portion of the Company's outstanding convertible debt prior to its scheduled maturity (see Note 8 to the Consolidated Financial Statements). The average price paid per share is calculated by dividing the total cash paid for the debt by the number of underlying shares of the debt.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Five-Year Credit Agreement dated as of December 16, 2004 among Tyco International Group S.A., Tyco International Ltd, each lender from time to time party thereto, and Bank of America, N.A. and Citigroup USA, Inc., as Co-Administrative Agents (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2004).
10.2	Amendment dated as of December 16, 2004, among Tyco International Group S.A., Tyco International Ltd, each required lender from time to time party thereto, and Bank of America, N.A., as Paying Agent, to the Three-Year Credit Agreement dated as of December 22, 2003 among Tyco International Group S.A., Tyco International Ltd., the banks named therein, and Bank of America, N.A. and Citigroup North America, as Co-Administrative Agents (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 22, 2004).
10.3	Amendment to Retention Agreement dated as of December 9, 2004, by and between Tyco International Ltd. and Richard J. Meelia (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2004).(1)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

David J. FitzPatrick Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2005

QuickLinks

TYCO INTERNATIONAL LTD. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in millions, except per share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except share data)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
TYCO INTERNATIONAL LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the Quarters Ended December 31, 2004 and 2003 (in millions)
TYCO INTERNATIONAL LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENT OF INCOME Quarter Ended December 31, 2004 (in millions)
CONSOLIDATING STATEMENT OF INCOME Quarter Ended December 31, 2003 (in millions)
CONSOLIDATING BALANCE SHEET December 31, 2004 (in millions)
CONSOLIDATING BALANCE SHEET September 30, 2004 (in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS Quarter Ended December 31, 2004 (in millions)
CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 31, 2003 (in millions)
Results of Operations
Critical Accounting Policies
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Accounting Pronouncements
Risk Factors
Forward-Looking Information
PART II. OTHER INFORMATION
SIGNATURES